Form 10-K
period 1993-12-31
TERADYNE INC
filed 1994-03-31
CIK 97210

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                                   ---------
(MARK ONE)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 1-6462
                         -----------------------------

                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                                     04-2272148
      (State or other Jurisdiction of                         (I.R.S. Employer
       Incorporation or Organization)                      Identification Number)
 321 HARRISON AVENUE, BOSTON, MASSACHUSETTS                        02118
  (Address of principal executive offices)                       (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 482-2700
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            Title of each class                  Name of each exchange on which registered
- --------------------------------------------    --------------------------------------------
       Common Stock, par value $.125                      New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 1994 was $1,015.8 million based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 25, 1994 was 36,011,991 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1994 annual meeting of stockholders are incorporated by reference into Part III.
================================================================================

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a manufacturer of electronic test systems and backplane connection systems used in the electronics and telecommunications industries. For financial information concerning these two industry segments, see "Note L:
Industry Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

ELECTRONIC TEST SYSTEMS

     The Company designs, manufactures, markets, and services electronic test systems and related software used by component manufacturers in the design and testing of their products and by electronic equipment manufacturers for the incoming inspection of components and for the design and testing of circuit boards and other assemblies. Manufacturers use such systems and software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. The Company's electronic systems are also used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment.

     Electronic systems produced by the Company include: (i) test systems for a wide variety of semiconductors, including digital and analog integrated circuits, (ii) test systems for circuit boards and other assemblies, and (iii) test systems for telephone lines and networks. The Company's test systems are all controlled by computers, and programming and operating software is supplied both as an integral part of the product and as a separately priced enhancement.

     The Company's systems are extremely complex and require extensive support both by the customer and by the Company. Prices for the Company's systems range from less than $100,000 to $5 million or more.

BACKPLANE CONNECTION SYSTEMS

     The Company also manufactures backplane connection systems, principally for the computer, telecom-munications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system. The Company produces both printed-circuit and metal backplanes, along with mating circuit-board connectors. Backplanes are custom-configured to meet specific customer requirements. The Company has begun to evolve the manufacture of backplane connection systems to the manufacture of fully integrated electronic assemblies that include backplane, card cage, cabling, and related design and production services.

                              MARKETING AND SALES

MARKETS

     The Company sells its products across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. The Company believes that it could suffer the loss of one or even a few major customers without serious long-term adverse effects. Sales to Motorola, Inc. were $69.3 million in 1993, which were greater than 10% of the Company's net sales in 1993. No other customer accounted for more than 10% of net sales in 1993.

     Direct sales to United States Government agencies accounted for approximately 2% of net sales in 1993 and 1992, and 1% in 1991. In addition, sales are made, within each of the Company's segments, to customers who are government contractors. Approximately 33% of all backplane connection systems sales and less than 10% of all electronic test systems sales fell into this category during 1993.

     The Company's overseas customers are located primarily in Europe, Asia Pacific, and Japan. Sales to overseas customers consist principally of electronic test systems, and these sales occur either through foreign sales subsidiaries or through direct exports. Substantially all of the Company's manufacturing activities are conducted in the United States.

     Sales to overseas customers accounted for 41% of net sales in 1993, 42% in 1992, and 47% in 1991. Identifiable assets of the Company's foreign subsidiaries, consisting principally of accounts receivable and other operating assets, approximated $65.0 million at December 31, 1993, $86.0 million at December 31, 1992, and $82.0 million at December 31, 1991. Of these identifiable assets at December 31, 1993, $39.0 million were in Europe, $23.0 million were in Japan, and $3.0 million were in Asia Pacific. Since sales to overseas customers have little correlation with the location of manufacture, it is not meaningful to present operating profit by geographic area.

     The Company is subject to the inherent risks involved in international trade, such as political instability, restrictive trade policies, controls on funds transfer, and foreign currency fluctuations. The Company attempts to reduce the effects of currency fluctuations by hedging part of its exposed position and by conducting some of its foreign transactions in U.S. dollars or dollar equivalents.

DISTRIBUTION

     The Company sells its electronic systems primarily through a direct sales force. Backplane connection systems are sold by direct sales personnel as well as by manufacturers' representatives. The Company has sales and service offices throughout North America, Europe, Asia Pacific, and Japan.

COMPETITION

     Competition is intense in each of the business areas that the Company operates. In each market there are several significant competitors (three to five). Many of these competitors have greater resources than the Company. Competition is principally based on technical performance, equipment and service reliability, reputation and accessibility to the vendor, and price. While relative positions vary from year to year, the Company believes that it operates with a significant market share position in each of its businesses.

                                    BACKLOG

     On December 31, 1993, the Company's backlog of unfilled orders for electronic test systems and backplane connection systems was approximately $238.9 million and $49.1 million, respectively, compared with $183.0 million and $34.8 million, respectively, on December 31, 1992. Of the backlog at December 31, 1993, approximately 75% of the electronic test systems backlog, and substantially all of the backplane connection systems backlog is expected to be delivered in 1994, although the Company's past experience indicates that a portion of orders included in the backlog may be cancelled. There are no seasonal or unusual factors related to the backlog.

                                 RAW MATERIALS

     The Company's products require a wide variety of electronic and mechanical components. In the past, the Company has experienced occasional delays in obtaining timely delivery of certain items. Additionally, the Company could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Management believes, however, that alternate sources could be developed.

                              PATENTS AND LICENSES

     The development of products by the Company, both hardware and software, is largely based on proprietary information. The various copyrights, trademarks, and patents owned by the Company, together with patent applications pending, are generally not significant in relation to the Company's overall business. However, protection of such proprietary information, through methods such as patents, software license agreements with customers and employee agreements, is important for certain of the Company's products. The Company does not hesitate to assert its rights to intellectual property when, in its view, these rights are infringed upon. Also from time to time, claims have been asserted that certain of its products and technologies infringe the patent rights of third parties. In the opinion of management, none of these claims are expected to have a material effect on the consolidated financial or competitive position of the Company.

                                   EMPLOYEES

     As of December 31, 1993, the Company employed approximately 4,000 persons. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

                     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $62.4 million in 1993, and $62.0 million in 1992 and 1991. These expenditures amounted to approximately 11% of net sales in 1993, and 12% in 1992 and 1991.

                             ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. These include laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Hazardous and Solid Waste Amendments of 1984 and Resource Conservation and Recovery Act of 1976. In the opinion of management, compliance with these laws and regulations has not had and will not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their positions held with the Company and other business experience. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

                                                                   BUSINESS EXPERIENCE FOR THE PAST
        EXECUTIVE OFFICER           AGE         POSITION                        5 YEARS
        -----------------           ---         --------           ---------------------------------
Alexander V. d'Arbeloff..........   66  President and Chairman of  Chairman of the Board of the
                                                the Board            Company since 1977; President
                                                                     of the Company since 1971;
                                                                     Director of the Company since
                                                                     1960.
George V. d'Arbeloff.............   49       Vice President        Vice President of the Company
                                                                     since 1980.
George W. Chamillard.............   55  Executive Vice President   Executive Vice President of the
                                                                     Company beginning in 1994; Vice
                                                                     President of the Company from
                                                                     1981 to 1993.
Ronald J. Dias...................   50       Vice President        Vice President of the Company
                                                                     since 1988.
Loren G. Eaton...................   52       Vice President        Vice President of the Company
                                                                     since 1984.
James A. Prestridge..............   62  Executive Vice President   Executive Vice President of the
                                         and Member of the Board     Company since 1992; Vice
                                                                     President of the Company from
                                                                     1971 to 1992.
Edward Rogas, Jr.................   53       Vice President        Vice President of the Company
                                                                     since 1984.
Owen W. Robbins..................   64  Executive Vice President   Executive Vice President of the
                                         and Member of the Board     Company since 1992; Vice
                                                                     President of the Company from
                                                                     1977 to 1992.
Frederick T. Van Veen............   63       Vice President        Vice President of the Company
                                                                     since 1980.
John P. McCabe...................   49         Controller          Controller of the Company since
                                                                     1975.
Stuart M. Osattin................   48          Treasurer          Treasurer of the Company since
                                                                     1980.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                                                                                  APPROXIMATE
                                                                       PROPERTY   SQ. FT. OF
                                LOCATION                               INTEREST   FLOOR SPACE
                                --------                               --------   -----------
    ELECTRONIC TEST SYSTEMS INDUSTRY SEGMENT:

      Boston, Massachusetts
         321 Harrison Avenue.........................................  Own          246,000
         179 Lincoln Street..........................................  Own          246,000

      Agoura Hills, California.......................................  Own          360,000

      Deerfield, Illinois............................................  Own           65,000

      Deerfield, Illinois............................................  Lease         21,000

      Walnut Creek, California.......................................  Lease         60,000

    BACKPLANE CONNECTION SYSTEMS INDUSTRY SEGMENT:

      Nashua, New Hampshire..........................................  Own          299,000

     The Company owns the majority of its manufacturing and office facilities. The Company believes its present and planned facilities and equipment are adequate to service its current and immediately foreseeable business needs.

     Approximately 120,000 square feet of the Agoura Hills property listed above is currently unoccupied. The Company is subleasing an additional 85,000 square feet of space in Walnut Creek through the expiration of the lease in June 1996.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that, in the opinion of management, could reasonably be expected to have a material adverse impact on the Company's financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange.

                                   PERIOD                                     HIGH       LOW
                                   ------                                     ----       ----
1992 First Quarter..........................................................   203/8     15 3/8
      Second Quarter........................................................   163/4     10 1/4
      Third Quarter.........................................................   141/2     10
      Fourth Quarter........................................................   163/8     11 7/8
1993 First Quarter..........................................................   181/8     13 1/4
      Second Quarter........................................................   211/2     13
      Third Quarter.........................................................   295/8     20 1/2
      Fourth Quarter........................................................   281/4     20

     The number of record holders of the Company's Common Stock at February 25, 1994 was 3,225.

     The Company has never paid cash dividends because it has been its policy to use earnings to finance expansion and growth. While payment of future dividends will rest within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements and financial condition, the Company presently expects to retain all of its earnings for use in the business.

ITEM 6:  SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1992       1991       1990       1989
                                              --------   --------   --------   --------   --------
                                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net sales...................................  $554,734   $529,581   $508,923   $458,877   $483,575
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item.....  $ 35,923   $ 22,548   $ 18,253   $(21,332)  $ 10,157
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item per
  common share..............................  $   1.00   $   0.67   $   0.58   $  (0.71)  $   0.35
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Total assets................................  $544,443   $461,055   $420,533   $388,931   $417,872
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Long-term obligations.......................  $  9,138   $ 23,647   $ 24,344   $ 25,045   $ 38,382
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                 --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Net sales......................................................  $554,734   $529,581   $508,923
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Income before extraordinary item...............................  $ 35,923   $ 22,548   $ 18,253
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Increase in net sales from preceding year:
  Amount.......................................................  $ 25,153   $ 20,658   $ 50,046
                                                                 --------   --------   --------
                                                                 --------   --------   --------
  Percentage...................................................         5%         4%        11%
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Increase in income before extraordinary item from preceding
  year.........................................................  $ 13,375   $  4,295   $ 39,585
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Percentage of net sales:
  Net sales....................................................       100%       100%       100%
  Expenses:
     Cost of sales.............................................        57         59         58
     Engineering and development...............................        11         12         12
     Selling and administrative................................        23         24         25
                                                                 --------   --------   --------
                                                                       91         95         95
  Interest expense (net).......................................                              (1)
                                                                 --------   --------   --------
  Income before income taxes and extraordinary item............         9          5          4
  Provision for income taxes...................................         3          1
                                                                 --------   --------   --------
  Income before extraordinary item.............................         6%         4%         4%
                                                                 --------   --------   --------
                                                                 --------   --------   --------

RESULTS OF OPERATIONS:

  1993 Compared to 1992

     Sales increased 5% in 1993, to $554.7 million. The increase in sales was primarily due to a 13% increase in sales of semiconductor test systems and, to a lesser extent, a 7% increase in sales of backplane connection systems. Sales of semiconductor test systems increased as semiconductor manufacturers added capacity in response to rising demand for their products. Sales of circuit-board test systems and telecommunications systems declined 7% and 18%, respectively, in 1993 compared to 1992. Incoming orders increased 19% in 1993 to $625.0 million over 1992 with increased orders occurring in each of the Company's major groups. The Company's backlog grew during 1993 to $288.0 million.

     Income before taxes increased by $25.3 million from 1992 to 1993 on a sales increase of $25.2 million as the Company continued to control the growth in its operating expenses. In addition, costs in 1993 were lower in the Company's circuit-board test operations following actions taken by the Company in 1992 to consolidate those operations. These lower costs helped to offset the impact of the reduced sales of circuit-board test systems.

     Cost of sales decreased from 59% of sales in 1992 to 57% in 1993. While sales increased in 1993, the fixed and semi-variable components of cost of sales decreased as a result of the Company's cost reduction programs. The changes in engineering and development expenses and selling and administrative expenses were each less than 1% in 1993, compared to 1992. These expenses have essentially remained at their current level since 1991, as the Company has controlled the growth of its fixed costs.

     Interest income increased 44% in 1993 as a result of a $76.2 million increase in the Company's cash and cash equivalents balance during the year. Interest expense decreased 12% in 1993 primarily as a result of the Company's retirement of its 9.25% outstanding convertible subordinated debentures in the fourth quarter.

     The Company's effective tax rate increased from 13.5% in 1992 to 30% in 1993. The Company had been able to utilize net operating loss carryforwards to lower its United States taxable income for financial reporting purposes in 1992, while in 1993 those carryforwards were no longer available. However, the Company's tax rate in 1993 was below the United States statutory rate of 35%, as a result of the utilization of tax credit carryforwards and foreign net operating loss carryforwards. There continue to be tax credit carryforwards and foreign net operating loss carryforward amounts which will lower the Company's prospective tax rate if utilized. The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" at the beginning of 1993. The effect of this change in accounting principle was not material to the Company's consolidated financial position. See "Note K: Income Taxes" in Notes to Consolidated Financial Statements.

     In connection with the retirement of the Company's outstanding 9.25% convertible subordinated debentures, the Company incurred, in the fourth quarter of 1993, an extraordinary charge of $0.7 million, net of income taxes, for the costs of the redemption premium of 3.7% and the write off of unamortized debt issuance costs.

  1992 Compared to 1991

     Sales increased 4% in 1992, to $529.6 million. The sales increase was primarily due to a 13% increase in sales of semiconductor test systems over 1991 and, to a lesser extent, a 7% increase in sales of connection systems. Offsetting the increased sales were reduced sales of circuit-board test systems and telecommunications systems which were down 12% and 5%, respectively. The Company believes that the over-all market for semiconductor test systems declined in 1992 and that, the increase in sales represents market-share growth. The decline in sales of circuit-board test systems was primarily due to a decrease in demand from U.S. government defense contractors.

     During the year, the Company decided to concentrate its efforts in Electronic Design Automation (EDA) on software products for test generation and design verification. This decision led to the closing of the EDA operation in Santa Clara, California and the consolidation of the EDA operation in Boston, Massachusetts with the circuit-board test division. The Company also decided to move the circuit-board assembly operation in Walnut Creek, California to the central circuit-board assembly operation in Boston.

     Cost of sales increased as a percent of sales from 58% to 59%. This increase was due to the fact that, while the Company reduced its overhead associated with circuit-board test systems and telecommunications systems, it did not reduce such expenses proportionately with the reduction in sales of these two product lines.

     Engineering and development expenses were essentially unchanged in 1992, while the amount of selling and administrative expenses increased less than 1% as the Company controlled the growth of these expenses.

     Interest income increased 78% in 1992 to $2.5 million due to an increase in the Company's cash and cash equivalents balance beginning in the second half of 1991. Cash had grown by $63.8 million from June 29, 1991 to December 31, 1992. Interest expense decreased 21% in 1992 due to a reduction in the average level of debt outstanding during the year and lower average short-term interest rates.

     The Company's effective tax rate increased from 10% in 1991 to 13.5% in 1992. At the end of 1992, the Company had utilized all of its available U.S. Federal net operating loss carryforwards for financial reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance increased by $76.2 million in 1993, following an increase of $32.0 million in 1992. Cash flow generated from operations was $91.8 million in 1993 and $40.7 million in 1992. Additional cash of $33.6 million in 1993 and $15.7 million in 1992 was generated from the sale of stock to employees under the Company's stock option and stock purchase plans. In 1992, cash of $3.2 million was also raised from a bank note to finance future construction of a plant in Kumamoto, Japan.

     Cash was used to fund additions to property, plant and equipment of $32.2 million in 1993 and $28.2 million in 1992. The Company also used $14.7 million of its cash to retire outstanding debt and $2.3 million to purchase stock from its shareholders pursuant to the Company's open market stock repurchase program. The debt retirement included $10.8 million for the repurchase of the outstanding convertible debentures and a cash payment of $3.2 million for the exercise of a purchase option on the Company's headquarters building in Boston, Massachusetts.

     The Company believes its cash and cash equivalents balance of $143.6 million, together with other sources of funds, including cash flow generated from operations and available borrowing capacity of $80.0 million under its line of credit agreement, will be sufficient to meet future working capital and capital expenditure requirements.

     Inflation has not had a significant long-term impact on earnings. If there were inflation, the Company's efforts to cover cost increases with price increases would be frustrated in the short term by its relatively high backlog.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
TERADYNE, INC.:

     We have audited the consolidated financial statements and financial statement schedules of Teradyne, Inc. and Subsidiaries listed below. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND
Boston, Massachusetts
January 24, 1994

         CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES COVERED BY THE
                       REPORT OF INDEPENDENT ACCOUNTANTS
Consolidated Financial Statements filed in Item 8:

    Balance Sheets as of December 31, 1993 and 1992

    Statements of Income for the years ended December 31, 1993, 1992 and 1991

    Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991

    Statements of Changes in Shareholders' Equity for the years ended December 31, 1993,
     1992 and 1991

Consolidated Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991 filed in Item 14(d):

    V --   Property

   VI --   Accumulated Depreciation, Depletion and Amortization of Property

   IX --   Short-term Borrowings

    X --   Supplementary Income Statement Information

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992

                                                                   1993                 1992
                                                                   ----                 ----
                                                                    (DOLLARS IN THOUSANDS)
                                            ASSETS
Current assets:
  Cash and cash equivalents (Note B)...........................  $143,578             $ 67,383
  Accounts receivable -- trade -- less allowance for doubtful
     accounts of $1,990 in 1993 and $2,036 in 1992.............   101,669              120,156
  Inventories:
     Parts.....................................................    43,452               35,623
     Assemblies in process.....................................    34,258               29,973
                                                                 --------             --------
                                                                   77,710               65,596
  Refundable income taxes......................................     2,049                2,050
  Deferred tax assets (Note K).................................    10,973
  Prepayments and other current assets.........................     4,596                5,766
                                                                 --------             --------
          Total current assets.................................   340,575              260,951
Property (Note C and Schedule V):
  Land.........................................................    19,482               19,482
  Buildings and improvements...................................   112,290              110,906
  Machinery and equipment......................................   245,151              231,882
  Construction in progress.....................................     3,259                  734
                                                                 --------             --------
          Total................................................   380,182              363,004
  Less: Accumulated depreciation (Schedule VI).................  (194,103)            (177,950)
                                                                 --------             --------
          Net property.........................................   186,079              185,054
Deferred charges and other assets..............................    17,789               15,050
                                                                 --------             --------
          Total assets.........................................  $544,443             $461,055
                                                                 ========             ========
                                         LIABILITIES
Current liabilities:
  Notes payable -- banks (Schedule IX).........................  $  7,574             $  6,849
  Current portion of long-term debt (Note C)...................       521                3,962
  Accounts payable -- trade....................................    10,972                7,011
  Accrued employees' compensation and withholdings.............    34,856               26,052
  Unearned service revenue and customer advances...............    22,665               20,174
  Other accrued liabilities....................................    28,942               27,877
  Income taxes payable.........................................     1,024                  468
                                                                 --------             --------
          Total current liabilities............................   106,554               92,393
Deferred tax liabilities (Note K)..............................     8,643                  367
Long-term debt (Note C)........................................     9,138                9,265
Convertible subordinated debentures, net of issuance costs
  (Note D).....................................................                         14,382
Commitments (Notes E and F)....................................
                                                                 --------             --------
          Total liabilities....................................   124,335              116,407
                                                                 --------             --------
                                     SHAREHOLDERS' EQUITY
Common stock $.125 par value, authorized 75,000,000 shares,
  issued and outstanding after deduction of reacquired shares,
  35,687,256 in 1993 and 33,045,660 in 1992 (Notes C, D, G, H,
  I, and J)....................................................     4,461                4,131
Additional paid-in capital.....................................   247,843              206,439
Retained earnings..............................................   167,804              134,078
                                                                 --------             --------
          Total shareholders' equity...........................   420,108              344,648
                                                                 --------             --------
          Total liabilities and shareholders' equity...........  $544,443             $461,055
                                                                 ========             ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31,
                                                               -----------------------
                                                         1993            1992            1991
                                                         ----            ----            ----
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                       AMOUNTS)
Net sales...........................................  $   554,734     $   529,581     $   508,923
Expenses:
  Cost of sales.....................................      314,596         312,478         296,354
  Engineering and development.......................       62,356          62,023          62,039
  Selling and administrative........................      126,508         127,427         126,463
                                                      -----------     -----------     -----------
                                                          503,460         501,928         484,856
                                                      -----------     -----------     -----------
Income from operations..............................       51,274          27,653          24,067
Other income (expense):
  Interest income...................................        3,649           2,529           1,420
  Interest expense..................................       (3,604)         (4,114)         (5,205)
                                                      -----------     -----------     -----------
Income before income taxes and extraordinary item...       51,319          26,068          20,282
Provision for income taxes (Note K).................       15,396           3,520           2,029
                                                      -----------     -----------     -----------
Income before extraordinary item....................       35,923          22,548          18,253
Extraordinary item, less applicable income taxes
  of $313 (Note D)..................................         (729)
                                                      -----------     -----------     -----------
Net income..........................................  $    35,194     $    22,548     $    18,253
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------
Income per common share:
  Income before extraordinary item..................  $      1.00     $      0.67     $      0.58
  Extraordinary item, net of income taxes...........        (0.02)
                                                      -----------     -----------     -----------
  Net income per common share.......................  $      0.98     $      0.67     $      0.58
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------
Shares used in calculations of income per common
  share.............................................   35,832,000      33,850,000      31,554,000
                                                      -----------     -----------     -----------
                                                      -----------     -----------     -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                   1993       1992       1991
                                                                   ----       ----       ----
                                                                     (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income...................................................  $ 35,194   $ 22,548   $ 18,253
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation..............................................    30,767     31,066     32,090
     Amortization..............................................     3,775      4,270      4,493
     Deferred income taxes.....................................     3,828       (162)      (803)
     Extraordinary loss on retirement of debt..................     1,042
     Other non-cash items, net.................................     1,544        282        628
     Changes in operating assets and liabilities:
       Accounts receivable.....................................    18,487     (8,237)   (18,320)
       Inventories.............................................   (12,114)    (3,773)     2,617
       Refundable income taxes.................................         1     (1,140)       676
       Other assets............................................    (5,705)    (4,145)    (7,802)
       Accounts payable and accruals...........................    14,423      1,323         97
       Income taxes payable....................................       556     (1,342)       859
                                                                 --------   --------   --------
          Net cash provided by operating activities............    91,798     40,690     32,788
                                                                 --------   --------   --------
Cash flows from investing activities:
  Additions to property........................................   (20,568)   (19,471)   (14,552)
  Increase in equipment manufactured by the Company............   (11,633)    (8,759)    (5,565)
  Proceeds from sale of investment in joint venture............                1,395      2,548
                                                                 --------   --------   --------
          Net cash used in investing activities................   (32,201)   (26,835)   (17,569)
                                                                 --------   --------   --------
Cash flows from financing activities:
  Proceeds from long-term debt.................................                3,205      6,900
  Payments of long-term debt...................................    (3,940)      (741)    (7,630)
  Payment to retire convertible subordinated debentures........   (10,780)
  Issuance of common stock under stock option
     and stock purchase plans..................................    24,652     13,269     13,504
  Tax benefit from stock options...............................     8,943      2,383
  Acquisition of treasury stock................................    (2,277)
                                                                 --------   --------   --------
          Net cash flows provided by financing activities......    16,598     18,116     12,774
                                                                 --------   --------   --------
Increase in cash and cash equivalents..........................    76,195     31,971     27,993
Cash and cash equivalents at beginning of year.................    67,383     35,412      7,419
                                                                 --------   --------   --------
Cash and cash equivalents at end of year.......................  $143,578   $ 67,383   $ 35,412
                                                                 --------   --------   --------
                                                                 --------   --------   --------
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest..................................................  $  4,434   $  4,230   $  5,315
     Income taxes..............................................     1,755      3,781      1,297

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                         SHARES           COMMON    ADDITIONAL
                                                 ----------------------    STOCK     PAID-IN    RETAINED
                                                   ISSUED    REACQUIRED  PAR VALUE   CAPITAL    EARNINGS
                                                 ----------  ----------  ---------  ----------  --------
                                                                 (DOLLARS IN THOUSANDS)
Balance, December 31, 1990...................... 30,083,471    419,567     $3,708     $177,832  $ 93,277
Issuance of stock to:
  Employees under Stock Option Plans (Note G)...  1,085,833     41,033        131        9,437
  Trustees of Savings Plan (Note H).............    100,000                    12          938
  Employees under Stock Purchase Plan
     (Note I)...................................    523,897                    66        2,920
Repurchase of stock.............................                 8,000         (1)        (125)
Net income......................................                                                  18,253
                                                 ----------    -------     ------     --------  --------
Balance, December 31, 1991...................... 31,793,201    468,600      3,916      191,002   111,530
Issuance of stock to:
  Employees under Stock Option Plans (Note G)...  1,025,104     86,318        117        8,096
  Trustees of Savings Plan (Note H).............    200,000                    25        1,875
  Employees under Stock Purchase Plan
     (Note I)...................................    582,273                    73        3,083
Tax benefit from stock options..................                                         2,383
Net income......................................                                                  22,548
                                                 ----------    -------     ------     --------  --------
Balance, December 31, 1992...................... 33,600,578    554,918      4,131      206,439   134,078
Tax benefit from stock options upon adoption of
  SFAS 109 (Note K).............................                                         5,734
Issuance of stock to:
  Employees under Stock Option Plans (Note G)...  2,012,778     87,054        241       17,361
  Trustees of Savings Plan (Note H).............    335,000                    42        3,141
  Employees under Stock Purchase Plan
     (Note I)...................................    295,867                    37        3,830
Issuance of stock upon conversion of convertible
  subordinated debentures.......................    210,585                    26        4,656
Repurchase of stock.............................               125,580        (16)      (2,261)
Tax benefit from stock options..................                                         8,943
Net income......................................                                                  35,194
Pension adjustment (Note F).....................                                                  (1,468)
                                                 ----------    -------     ------     --------  --------
Balance, December 31, 1993...................... 36,454,808    767,552     $4,461     $247,843  $167,804
                                                 ==========    =======     ======     ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES:

  Basis of Presentation

     The consolidated financial statements include the accounts of Teradyne, Inc. and its subsidiaries, all of which are wholly owned (referred to collectively in these notes as the "Company"). All significant intercompany balances and transactions have been eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in operations.

     The Company provides for depreciation of its property principally on the straight-line method by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives.

  Revenue Recognition

     Revenue is recorded when products are shipped or, in instances where products are configured to customer requirements, upon the successful completion of test procedures. Service revenue is recognized ratably over applicable contract periods or as services are performed. In certain situations, revenue is recorded using the percentage of completion method based upon the completion of measurable milestones, with changes to total estimated costs and anticipated losses, if any, recognized in the period in which determined.

  Engineering and Development Costs

     The Company's products are highly technical in nature and require a large and continuing engineering and development effort. All engineering and development costs are expensed as incurred.

  Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." This statement superseded the previous accounting standard for income taxes, SFAS 96, which the Company adopted January 1, 1991. The adoption of SFAS 109 had no material effect on the results of operations.

     Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     In general, the Company's practice is to provide U.S. federal taxes on undistributed earnings of the Company's foreign sales and service subsidiaries.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. ACCOUNTING POLICIES -- (CONTINUED)

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies have been remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except fixed assets which have been remeasured using historical exchange rates. Revenue and expense accounts have been remeasured using an average of exchange rates in effect during the year. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in operations.

  Financial Instruments and Related Disclosures

     Financial instruments consist primarily of investments in cash, cash equivalents and accounts receivables and obligations under accounts payable and debt instruments. Fair value of financial instruments have been determined through information obtained from market sources and management estimates. At December 31, 1993, the fair value of the Company's financial instruments approximates the carrying value.

     The Company enters into foreign exchange contracts to hedge assets, liabilities, and transactions denominated in foreign currencies on a continuing basis for periods consistent with its committed exposures. The foreign exchange contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset foreign exchange gains and losses on the assets, liabilities, and transactions being hedged. As of December 31, 1993, the Company had $51.9 million of foreign exchange contracts outstanding, $40.0 million of which were in German marks, $11.0 million in various other European currencies, and $0.9 million in Japanese yen. The German mark contracts have maturities of one to three years. The Company's other foreign exchange contracts generally have maturities which do not exceed six months. All of the foreign exchange contracts require the Company to exchange foreign currencies for U.S. dollars at maturity, at rates agreed to at inception of the contracts.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents in high grade financial instruments and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of diverse and geographically dispersed customers.

  Net Income Per Common Share

     Net income per common share is based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding each year. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock at the average market price during the year.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. CASH AND CASH EQUIVALENTS

     Cash equivalents consist of short-term investments in money market instruments with an original maturity of three months or less. These amounts are carried at cost plus accrued interest, which approximates market value. Of the $143.6 million cash and cash equivalents balance at December 31, 1993, cash equivalents amounted to $125.3 million, which included $112.5 million of U.S. Treasury bills. Of the $67.4 million cash and cash equivalents balance at December 31, 1992, cash equivalents amounted to $58.8 million, which included $50.8 million of U.S. Treasury bills.

C. LONG-TERM DEBT

     Long-term debt at December 31, 1993 and 1992 consisted of the following (in thousands):

                                                                          1993       1992
                                                                         ------     ------
    Mortgage note payable..............................................  $4,500     $4,500
    Industrial revenue bonds...........................................   1,333      1,563
    Capitalized lease obligations......................................              3,226
    Other long-term debt...............................................   3,826      3,938
                                                                         ------     ------
              Total....................................................   9,659     13,227
    Less current maturities............................................     521      3,962
                                                                         ------     ------
                                                                         $9,138     $9,265
                                                                         ------     ------
                                                                         ------     ------

     The total maturities of long-term debt for each of the next five years are $0.5 million.

  Revolving Credit Agreement

     The Company has $80.0 million of revolving credit available through January 31, 1996 under a domestic line of credit agreement with its banks. Under the terms of the agreement, any amounts outstanding at December 31, 1996 are converted into a one year term note. As of December 31, 1993, no amounts were outstanding under this agreement. The terms of this line of credit also include restrictive covenants regarding the working capital, tangible net worth and leverage. Interest rates on borrowings are either at the stated prime rate or based upon Eurocurrency or certificate of deposit interest rates. Additional domestic and foreign borrowings up to $30.0 million are permitted outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

  Mortgage Note Payable

     The Company has received a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by a mortgage on the Company's property at 321 Harrison Avenue which may, at the Company's option, become subordinated to another mortgage up to a maximum of $5.0 million. For the first 4 1/2 years of the note, interest was accrued but not paid ("Accrued Interest"). Beginning September 30, 1987, semi-annual interest payments are being paid on principal and Accrued Interest. The principal and Accrued Interest are payable in full at maturity.

  Industrial Revenue Bonds

     At December 31, 1993, the Company has outstanding industrial revenue bonds, in the amount of $1.3 million, maturing in 1998 and 1999. These bonds are payable in quarterly installments, including interest at the higher of 75% of the stated prime rate or 7 1/2%. The bonds are collateralized by mortgage interests on certain properties owned by the Company.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C. LONG-TERM DEBT -- (CONTINUED)
  Capitalized Lease Obligations

     On December 31, 1993, the Company exercised its lease option to purchase the property located at 321 Harrison Avenue, Boston, Massachusetts for $3.2 million.

  Other Long-term Debts

     At December 31, 1993, other long-term debt consists principally of a Japanese yen-denominated note in the amount of $3.6 million at an interest rate of 4.8%, secured by land in Kumamoto, Japan, with interest only payable until March 31, 1995, and principal and interest payable in monthly installments from April 29, 1995 to March 30, 2007.

D. CONVERTIBLE SUBORDINATED DEBENTURES

     At December 31, 1992, the Company had outstanding $15.4 million of 9.25% convertible subordinated debentures due March 15, 2012. These debentures were convertible into shares of the Company's common stock any time prior to maturity at a conversion price of $23.50 per share. The amount shown on the Consolidated Balance Sheets at December 31, 1992 was net of $1.0 million unamortized debt issue costs.

     During 1993, $5.0 million principle amount of debentures were converted into 210,585 shares of common stock resulting in an increase of $4.7 million of shareholders' equity (net of the related $0.3 million unamortized debt issue costs). On November 19, 1993, the Company exercised its option to repurchase the remaining $10.4 million outstanding debentures. The Company used $10.8 million of available cash from operations to repurchase the debentures at a premium of 103.7% of the principal amount. The premium amount and the writeoff of the remaining unamortized debt issue cost resulted in a charge of $1.0 million. This charge, net of the related taxes of $0.3 million, is reflected as an extraordinary loss in the Consolidated Statements of Income.

E. COMMITMENTS

     Rental expense for the years ended December 31, 1993, 1992, and 1991 was $11.2 million, $12.6 million, and $13.0 million, respectively. Minimum annual rentals under all noncancellable leases are: 1994 -- $6.8 million; 1995 -- $5.5 million; 1996 -- $2.6 million; 1997 -- $1.1 million; 1998 -- $0.9 million; and
$6.3 million thereafter, totalling $23.2 million. Offsetting the future lease payments, the Company's income from noncancellable subleases totals $1.2 million.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

F. PENSION PLANS

     The Company has defined benefit pension plans covering substantially all domestic employees and employees of certain international subsidiaries. Benefits under these plans are based on the employee's years of service and compensation. The Company's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities.

     In 1993, the Company established a supplemental defined benefit pension plan in the United States to provide retirement benefits in excess of levels allowed by ERISA.

     In 1992, the Company established a defined benefit pension plan covering its employees in Japan. The Company's foreign plans were not included in the table below in 1991 because they were not significant in the aggregate. Net pension expense for the domestic plans was $2.4 million in 1993, $1.8 million in 1992, and $1.5 million in 1991.

     The components of net pension expense are summarized as follows (in thousands):

                                                         1993            1992            1991
                                                        -------         -------         -------
Service cost (benefits earned during the period)......  $ 2,968         $ 2,474         $ 1,579
Interest cost on projected benefit obligation.........    3,237           2,408           1,788
Actual return on plan assets..........................   (3,802)         (1,688)         (3,920)
Net amortization and deferral.........................    1,019            (484)          2,006
                                                        -------         -------         -------
Net pension expense...................................  $ 3,422         $ 2,710         $ 1,453
                                                        -------         -------         -------
                                                        -------         -------         -------

The following table sets forth the plans' funded status at December 31 (in thousands):

                                                          1993                      1992
                                                  ---------------------     ---------------------
                                                  DOMESTIC     FOREIGN      DOMESTIC     FOREIGN
                                                  --------    ---------     --------    ---------
Actuarial present value of projected benefit
  obligation:
  Vested benefits...............................  $(34,897)   $  (4,051)    $(23,294)   $  (2,077)
  Non-vested benefits...........................    (2,437)        (522)      (1,708)        (506)
                                                  --------    ---------     --------    ---------
  Accumulated benefit obligation................   (37,334)      (4,573)     (25,002)      (2,583)
  Effect of projected future compensation
     levels.....................................    (8,779)      (2,314)      (4,827)      (1,821)
                                                  --------    ---------     --------    ---------
          Total projected benefit obligation....   (46,113)      (6,887)     (29,829)      (4,404)
Plan assets at fair market value................    35,633        3,963       28,115        1,264
                                                  --------    ---------     --------    ---------
Projected benefit obligation in excess of plan
  assets........................................   (10,480)      (2,924)      (1,714)      (3,140)
Unrecognized prior service cost.................     6,157        1,930        1,045        1,862
Unrecognized net loss (gain)....................    10,884       (1,389)       5,127       (1,650)
Unrecognized net (asset) liability at
  transition....................................      (727)        (546)        (970)
                                                  --------    ---------     --------    ---------
Net pension asset (liability)...................  $  5,834    $  (2,929)    $  3,488    $  (2,928)
                                                  --------    ---------     --------    ---------
                                                  --------    ---------     --------    ---------
Actuarial assumptions:
  Discount rate.................................      7.5%    5.5- 9.0%         8.5%     5.5-8.5%
  Average increase in compensation levels.......        5%    4.6- 7.0%           5%     4.6-5.5%
  Expected long-term return on assets...........       10%    5.5-10.5%          10%         5.5%

     The Company has recorded an additional minimum pension liability for underfunded plans of $7.5 million at December 31, 1993, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. A corresponding amount has been recognized as an intangible asset to the extent of related unrecognized prior service cost of $5.2 million, with the remaining amount of $1.5 million, net of taxes of $0.8 million, recorded as a charge to stockholders' equity.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. STOCK OPTION PLANS

     Under its stock option plans, the Company has granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant.


     Information with respect to options granted, forfeited, and exercised is set forth below:

                                                                              OUTSTANDING OPTIONS
                                                 SHARES AVAILABLE   ---------------------------------------
                                                    FOR GRANT       NUMBER OF SHARES       PRICE RANGE
                                                 ----------------   ----------------   --------------------
Balance -- December 31, 1990...................        800,846          4,661,552      $ 2.05  -    $ 26.25
  Options authorized...........................      3,700,000                             --            --
  Options granted..............................     (1,264,800)         1,264,800      $ 6.63  -    $ 13.88
  Options exercised............................                        (1,085,833)     $ 2.05  -    $ 10.88
  Options canceled.............................        234,652           (234,652)     $ 5.12  -    $ 16.13
                                                    ----------         ----------
Balance -- December 31, 1991...................      3,470,698          4,605,867      $ 4.25  -    $ 26.25
  Options granted..............................     (1,157,450)         1,157,450      $16.63  -    $ 17.38
  Options exercised............................                        (1,025,104)     $ 5.12  -    $ 12.25
  Options canceled.............................        206,490           (206,490)     $ 6.63  -    $ 26.25
  Options terminated...........................       (383,938)                            --            --
                                                    ----------         ----------
Balance -- December 31, 1992...................      2,135,800          4,531,723      $ 4.25  -    $ 17.38
  Options authorized...........................      3,000,000                             --            --
  Options granted..............................     (1,214,350)         1,214,350      $14.13  -    $ 24.88
  Options exercised............................                        (2,012,978)     $ 4.25  -    $ 17.75
  Options canceled.............................        102,655           (102,655)     $ 6.63  -    $ 17.38
  Options terminated...........................        (25,790)                            --            --
                                                    ----------         ----------
Balance -- December 31, 1993...................      3,998,315          3,630,440      $ 4.25  -    $ 24.88
                                                    ----------         ----------
                                                    ----------         ----------

Options exercisable on December 31, 1993.......                         1,366,112      $ 4.25  -    $ 17.75
                                                                       ----------
                                                                       ----------


     There have been no charges to income in connection with these options other than incidental expenses related to the issuance of shares.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H. SAVINGS PLAN

     The Company sponsors a Savings Plan covering substantially all domestic employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions of up to 6% of such compensation at rates ranging from 50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately.

     The trustees of the Savings Plan have been granted an option to purchase 900,000 shares of the Company's common stock, exercisable at $9.50 per share (the fair market value of the Company's common stock at the date of the grant) in five cumulative annual installments beginning in 1990. The trustees exercised 335,000, 200,000, and 100,000 shares respectively in 1993, 1992, and 1991. Under the terms of the Plan, any gains realized from the sale of option shares are first allocated to participants' accounts to fund up to one-half of the minimum Company contribution, with any excess applied to additional funding.

     Under this plan, the amounts charged to operations were $2.0 million in 1993 and 1992, and $1.8 million in 1991.

I. EMPLOYEE STOCK PURCHASE PLAN

     Under the 1979 Stock Purchase Plan, employees are entitled to purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on either the first or last business day of the year. In January 1994, the Company issued 375,124 shares of common stock to employees who participated in the plan during 1993 at a price of $12.82 per share. Currently there are 405,869 shares reserved for issuance.

     There have been no charges to income in connection with this plan other than incidental expenses related to the issuance of shares.

J. STOCKHOLDER RIGHTS PLAN

     The Company's Board of Directors adopted a Stockholder Rights Plan on March 14, 1990. Under the Plan, the Company distributed to stockholders a dividend of one Common Stock Purchase Right for each outstanding share of Common Stock. Initially, the Purchase Rights enable a stockholder to purchase one share of Teradyne Common Stock for $40.00. Upon certain events, such as the initiation of a tender offer for more than 30% of the Company's Common Stock, the Purchase Rights allow stockholders to purchase $80.00 worth of Common Stock (or other securities or consideration as determined by Continuing Directors of the Company) for $40.00. Generally, at any time until 10 days following the announcement that a person has acquired 20% of the outstanding shares of the Company, the Company may redeem the Purchase Rights for $0.01 per share. The Plan will expire March 26, 2000, unless earlier redeemed by the Company.

K. INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." As permitted by SFAS 109, the Company has elected not to restate its financial statements for any periods prior to 1993. The effect on operations for 1993 was immaterial. However, upon adoption of SFAS 109 the Company increased Additional Paid-in Capital by $5.7 million relating to the tax benefits to be derived from the utilization of U.S. net operating loss carryforward amounts resulting from tax deductions pertaining to the issuance of the Company's stock to employees under its benefit plans.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. INCOME TAXES -- (CONTINUED)

     The components of income before income taxes and extraordinary item and the provision (credit) for income taxes as shown in the Consolidated Statements of Income are as follows (in thousands):

                                                             1993        1992        1991
                                                            -------     -------     -------
    Income (loss) before income taxes and extraordinary
      item:
      Domestic............................................  $51,142     $27,795     $10,340
      Foreign.............................................      177      (1,727)      9,942
                                                            -------     -------     -------
                                                            $51,319     $26,068     $20,282
                                                            -------     -------     -------
                                                            -------     -------     -------
    Provision (credit) for income taxes:
      Current:
         Federal..........................................    8,308       2,676         340
         Foreign..........................................    1,194         (19)      1,397
         State............................................    1,753       1,025       1,095
                                                            -------     -------     -------
                                                             11,255       3,682       2,832
                                                            -------     -------     -------
      Deferred:
         Federal..........................................    3,590          96
         Foreign..........................................      259         (58)       (508)
         State............................................      292        (200)       (295)
                                                            -------     -------     -------
                                                              4,141        (162)       (803)
                                                            -------     -------     -------
    Total provision for income taxes......................  $15,396     $ 3,520     $ 2,029
                                                            -------     -------     -------
                                                            -------     -------     -------

     Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1993 are as follows (in thousands):

          Deferred tax assets:
            Inventory valuations..........................................  $   808
            Accruals......................................................    2,703
            Vacation......................................................    2,751
            Federal net operating loss carryforwards......................    2,939
            Foreign net operating loss carryforwards......................    3,417
            Tax credit carryforwards......................................    4,075
            Other.........................................................    2,563
                                                                            -------
          Total deferred tax assets.......................................   19,256
                                                                            -------
          Deferred tax liabilities:
            Excess of tax over book depreciation..........................   (8,560)
            Capitalized construction costs................................   (2,839)
            Pension.......................................................   (1,207)
            Other.........................................................     (969)
                                                                            -------
          Total deferred tax liabilities..................................  (13,575)
                                                                            -------
          Valuation allowance.............................................   (3,351)
                                                                            -------
          Net deferred tax asset..........................................  $ 2,330
                                                                            -------
                                                                            -------

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K. INCOME TAXES -- (CONTINUED)

     The valuation allowance applies to U.S. federal and foreign tax credit carryforwards, and net operating losses carryforwards in certain foreign jurisdictions that may expire before the Company can utilize them. For U.S. federal and foreign tax return purposes, the Company has approximately $8.4 million and $10.7 million, respectively of net operating loss carryforwards, of which $5.2 million expire in the years 1995 through 1998, $8.4 million expire in the year 2005, and $5.5 million may be carried forward indefinitely. The Company also has available U.S. federal and foreign tax credits carryforwards of approximately $4.1 million, of which $2.4 million expire in the years 2000 through 2002, $0.5 million in the year 2008, and the remainder indefinitely.

     The components of the provision (benefit) for deferred income taxes for the years ended December 31, 1992 and 1991 are as follows (in thousands):

                                                                          1992      1991
                                                                          -----     -----
    Accelerated depreciation and amortization...........................            $(295)
    Restoration (reversal) of deferred taxes resulting from
      application of net operating losses...............................             (300)
    Other, net..........................................................  $(162)     (208)
                                                                          -----     -----
    Total...............................................................  $(162)    $(803)
                                                                          -----     -----
                                                                          -----     -----

     Below is a reconciliation of the effective tax rates for the three years indicated:

                                                                   1993     1992      1991
                                                                   ----     -----     -----
    U.S. statutory federal tax rate..............................  35.0%     34.0%     34.0%
    State income taxes, net of federal tax benefit...............  2.6        1.3       3.9
    Utilization of operating loss carryforwards..................  (0.8)    (23.0)    (24.0)
    Foreign losses not tax benefitted............................  1.2        4.9
    Foreign taxes................................................                      (1.9)
    Tax credits..................................................  (3.5)
    Foreign sales corporation....................................  (2.4)     (2.3)
    Other, net...................................................  (2.1)     (1.4)     (2.0)
                                                                   ----     -----     -----
      Effective tax rate.........................................  30.0%     13.5%     10.0%
                                                                   ----     -----     -----
                                                                   ----     -----     -----

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in principally two industry segments, which are the design, manufacturing and marketing of electronic test systems and backplane connection systems. Corporate assets consist principally of cash and cash equivalents, deferred tax assets and certain other assets.

                                                   ELECTRONIC    BACKPLANE
                                                      TEST       CONNECTION
                                                    SYSTEMS       SYSTEMS       CORPORATE
                                                    INDUSTRY      INDUSTRY         AND
                                                    SEGMENT       SEGMENT      ELIMINATIONS    CONSOLIDATED
                                                   ----------    ----------    ------------    ------------
                                                                        (IN THOUSANDS)
1993   Sales to unaffiliated customers...........   $466,305       $88,429                       $554,734
       Intersegment sales........................                    4,185        $(4,185)
                                                     --------      -------        -------        --------
       Net sales.................................     466,305       92,614         (4,185)        554,734
       Operating income..........................      57,493        7,652        (13,871)         51,274
       Identifiable assets.......................     322,437       64,705        157,301         544,443
       Property additions........................      26,374        5,526            301          32,201
       Depreciation and amortization expense.....      27,944        5,545          1,053          34,542

1992   Sales to unaffiliated customers...........    $446,885      $82,696                       $529,581
       Intersegment sales........................                    4,061        $(4,061)
                                                     --------      -------        -------        --------
       Net sales.................................     446,885       86,757         (4,061)        529,581
       Operating income..........................      32,436        6,075        (10,858)         27,653
       Identifiable assets.......................     304,471       60,005         96,579         461,055
       Property additions........................      20,780        6,525            925          28,230
       Depreciation and amortization expense.....      28,414        5,792          1,130          35,336

1991   Sales to unaffiliated customers...........    $431,742      $77,181                       $508,923
       Intersegment sales........................                    4,462        $(4,462)
                                                     --------      -------        -------        --------
       Net sales.................................     431,742       81,643         (4,462)        508,923
       Operating income..........................      28,144        4,863         (8,940)         24,067
       Identifiable assets.......................     293,286       58,187         69,060         420,533
       Property additions........................      16,185        3,383            549          20,117
       Depreciation and amortization expense.....      29,832        5,669          1,082          36,583

     The Company's sales to unaffiliated customers for the three years ended December 31 were made to customers in the following geographic areas:

                                                               1993         1992         1991
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Sales to unaffiliated customers:
  United States............................................  $329,729     $308,635     $269,482
  Europe...................................................    95,877       97,681      104,740
  Asia Pacific.............................................    64,963       49,452       48,881
  Japan....................................................    49,146       62,680       74,291
  Other....................................................    15,019       11,133       11,529
                                                             --------     --------     --------
          Total sales......................................  $554,734     $529,581     $508,923
                                                             --------     --------     --------
                                                             --------     --------     --------

     See "Item 1: Business -- Marketing and Sales" elsewhere in this report for information on the Company's export activities, identifiable assets of foreign subsidiaries, and major customers.

                           SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)

     Quarterly financial information for 1993 and 1992 (in thousands of dollars, except per share amounts):

                                                                         1993
                                                 -----------------------------------------------------
                                                 1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                 -----------   -----------   -----------   -----------
    Net sales..................................    $127,779      $139,336      $140,279      $147,340
    Expenses:
      Cost of sales............................      73,476        80,666        78,213        82,241
      Engineering and development..............      15,154        15,035        15,684        16,483
      Selling and administrative...............      31,141        32,557        32,073        30,737
                                                   --------      --------      --------      --------
                                                    119,771       128,258       125,970       129,461
                                                   --------      --------      --------      --------
    Income from operations.....................       8,008        11,078        14,309        17,879
    Other income (expense):
      Interest income..........................         714           843         1,064         1,028
      Interest expense.........................      (1,028)         (982)         (937)         (657)
                                                   --------      --------      --------      --------
    Income before income taxes and
      extraordinary item.......................       7,694        10,939        14,436        18,250
    Provision for income taxes.................       2,308         3,282         4,331         5,475
                                                   --------      --------      --------      --------
    Income before extraordinary item...........       5,386         7,657        10,105        12,775
    Extraordinary item (net of income taxes)...                                                  (729)
                                                   --------      --------      --------      --------
    Net income.................................    $  5,386      $  7,657      $ 10,105      $ 12,046
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------
    Income per common share:
      Income before extraordinary item.........    $   0.16      $   0.21      $   0.28      $   0.35
      Extraordinary item.......................                                                 (0.02)
                                                   --------      --------      --------      --------
      Net income...............................    $   0.16      $   0.21      $   0.28      $   0.33
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------

                                                                         1992
                                                 -----------------------------------------------------
                                                 1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                 -----------   -----------   -----------   -----------
    Net sales..................................    $133,924      $134,813      $131,465      $129,379
    Expenses:
      Cost of sales............................      77,088        80,260        77,800        77,330
      Engineering and development..............      15,445        15,799        15,366        15,413
      Selling and administrative...............      32,238        32,480        32,378        30,331
                                                   --------      --------      --------      --------
                                                    124,771       128,539       125,544       123,074
                                                   --------      --------      --------      --------
    Income from operations.....................       9,153         6,274         5,921         6,305
    Other income (expense):
      Interest income..........................         767           466           636           660
      Interest expense.........................      (1,040)       (1,044)       (1,021)       (1,009)
                                                   --------      --------      --------      --------
    Income before income taxes.................       8,880         5,696         5,536         5,956
    Provision (credit) for income taxes........       1,776         1,139          (199)          804
                                                   --------      --------      --------      --------
    Net income.................................    $  7,104      $  4,557      $  5,735      $  5,152
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------
    Net income per common share................    $   0.21      $   0.14      $   0.17      $   0.15
                                                   --------      --------      --------      --------
                                                   --------      --------      --------      --------


ITEM 9:  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 26, 1994, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item I -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 26, 1994, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 26, 1994, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders to be held on May 26, 1994, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)1. FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

       Balance Sheets as of December 31, 1993 and 1992
       Statements of Income for the years ended December 31, 1993, 1992 and 1991 Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991
       Statements of Changes in Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

(A)2. FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedules are included in
Item 14(d):

       Schedule V  -- Property
       Schedule VI -- Accumulated Depreciation, Depletion and Amortization of
                      Property
       Schedule IX -- Short-term Borrowings
       Schedule X  -- Supplementary Income Statement Information

     Schedules other than those listed above have been omitted since they are either not required or the information is otherwise included.

(A)3. LISTING OF EXHIBITS

3.3  (i)     --   Restated Articles of Organization of the Company, as amended (filed as Exhibit
                  4.1 to the Company's Registration Statement on Form S-3, filed with the
                  Securities and Exchange Commission, effective December 12, 1991 and incorporated herein by reference).
3.3  (ii)    --   Amended and Restated By-laws of the Company (filed as Exhibit 3.3(iii) to the
                  Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by reference).
3.4  (i)     --   Indenture dated as of March 15, 1987 between Zehntel, Inc. and the Bank of
                  California, National Association, Trustees (filed as Exhibit 2.3 to the
                  Company's Registration Statement on Form 8-A, filed with the Securities and
                  Exchange Commission, effective February 17, 1988 and incorporated herein by reference).
3.4  (ii)    --   First Supplemental Indenture between the Company, Zehntel, Inc. and the Bank of
                  California, National Association, Trustee, dated as of December 1, 1987 (filed as Exhibit 2.4 to the Company's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission, effective February 17, 1988 and incorporated herein by reference).
3.4  (iii)   --   Second Supplemental Indenture by and among the Company, Zehntel, Inc., and
                  Bankers Trust Company of California, N.A. (filed as Exhibit 3.4(iii) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
3.4  (iv)    --   Instrument of Acknowledgment of Satisfaction and Discharge of Indenture and
                  Securities executed by First Trust of California, National Association, successor trustee.
3.4  (v)     --   Rights Agreement between the Company and The First National Bank of Boston dated as of March 14, 1990 (filed as Exhibit 4.1 to the Company's Current Report on
                  Form 8-K dated March 15, 1990 and incorporated herein by reference).
3.10 (i)     --   Multicurrency Revolving Credit Agreement dated April 29, 1991 (filed in the
                  Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30,
                  1991 and incorporated herein by reference).

3.10 (ii)    --   First Amendment to Multicurrency Revolving Credit Agreement dated as of March 5,
                  1993 (filed as Exhibit 3.10(ii) to the Company's Annual Report on Form 10-K for
                  the year ended December 31, 1992).
3.10 (iii)   --   1987 Non-Employee Director Stock Option Plan (filed as Exhibit 3.10(iii) to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 1992).
3.10 (iv)    --   Teradyne, Inc. Supplemental Executive Retirement Plan (filed as Exhibit 3.10(iv)
                  to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1992).
3.10 (v)     --   1991 Employee Stock Option Plan, as amended.
3.21         --   Subsidiaries of the Company.
3.23         --   Consent of Coopers & Lybrand.

Executive Compensation Plans and Arrangements
       1. 1987 Non-Employee Director Stock Option Plan (filed as Exhibit 3.10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).
       2. Teradyne, Inc. Supplemental Executive Retirement Plan (filed as
          Exhibit 3.10(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(B) REPORTS ON FORM 8-K

     There have been no 8-K filings during the three months ended December 31, 1993.

(C) EXHIBITS

     The Company hereby files as part of this Form 10-K the exhibits listed in
Item 14 (a) 3 as set forth above.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE
UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS           DAY OF MARCH, 1994.

                                          TERADYNE, INC.

                                          By:     /s/ OWEN W. ROBBINS
                                            ------------------------------------
                                                      OWEN W. ROBBINS,
                                                  EXECUTIVE VICE PRESIDENT

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                    DATE
                  ---------                                 -----                    ----
           ALEXANDER V. D'ARBELOFF              President and Chairman of the   March 31, 1994
- ---------------------------------------------    Board (Principal Executive
           Alexander V. d'Arbeloff                        Officer)

               OWEN W. ROBBINS                    Executive Vice President      March 31, 1994
- ---------------------------------------------           and Director
               Owen W. Robbins                  (Principal Financial Officer)

               JOHN P. MCCABE                            Controller             March 31, 1994
- ---------------------------------------------
               John P. McCabe

                                                          Director              March   , 1994
- ---------------------------------------------
               Edwin L. Artzt

              ALBERT CARNESALE                            Director              March 31, 1994
- ---------------------------------------------
              Albert Carnesale

              DANIEL S. GREGORY                           Director              March 31, 1994
- ---------------------------------------------
              Daniel S. Gregory

                                                          Director              March   , 1994
- ---------------------------------------------
              Dwight H. Hibbard

                                                          Director              March   , 1994
- ---------------------------------------------
          Franklin P. Johnson, Jr.

                                                          Director              March   , 1994
- ---------------------------------------------
              John H. McArthur

              JOHN P. MULRONEY                            Director              March 31, 1994
- ---------------------------------------------
              John P. Mulroney

             JAMES A. PRESTRIDGE                  Executive Vice President      March 31, 1994
- ---------------------------------------------           and Director
             James A. Prestridge

              RICHARD J. TESTA                            Director              March 31, 1994
- ---------------------------------------------
              Richard J. Testa

                                                          Director              March   , 1994
- ---------------------------------------------
             Henry M. Watts, Jr.


ITEM 14(D): FINANCIAL STATEMENT SCHEDULES

                                 TERADYNE, INC.

                     SCHEDULE V (CONSOLIDATED) -- PROPERTY

- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
            COLUMN A                         COLUMN B     COLUMN C      COLUMN D          COLUMN E           COLUMN F
- ----------------------------------------------------------------------------------------------------------------------
                                                                                       OTHER CHANGES
                                            BALANCE AT                                  ADD (DEDUCT)        BALANCE AT
                                             BEGINNING    ADDITIONS                 --------------------      END OF
          DESCRIPTION                        OF PERIOD     AT COST    RETIREMENTS   TRANSFERS      OTHER      PERIOD

- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
Year ended December 31, 1993:
    Land.................................    $ 19,482                                                        $ 19,482
    Buildings and improvements...........     110,906      $ 1,948      $   616       $    52                 112,290
    Machinery and equipment..............     231,882       15,194(1)    14,407           849    $11,633(3)    245,151
    Construction in progress.............         734        3,426                       (901)                  3,259
                                             --------      -------      -------       -------    -------     --------
                                             $363,004      $20,568      $15,023       $          $11,633     $380,182
                                             --------      -------      -------       -------    -------     --------
                                             --------      -------      -------       -------    -------     --------
Year ended December 31, 1992:
    Land.................................    $ 19,482                                                        $ 19,482
    Buildings and improvements...........     119,647      $ 2,315      $11,181(2)    $   125                 110,906
    Machinery and equipment..............     264,422       13,010(1)    58,373(2)      4,064    $ 8,759(3)    231,882
    Construction in progress.............         777        4,146                     (4,189)                    734
                                             --------      -------      -------       -------    -------     --------
                                             $404,328      $19,471      $69,554       $          $ 8,759     $363,004
                                             --------      -------      -------       -------    -------     --------
                                             --------      -------      -------       -------    -------     --------
Year ended December 31, 1991:
    Land.................................    $ 17,849      $ 1,633                                           $ 19,482
    Buildings and improvements...........     117,094        2,264      $   269       $   558                 119,647
    Machinery and equipment..............     264,361        9,680(1)    15,620           436    $ 5,565(3)    264,422
    Construction in progress.............         796          975                       (994)                    777
                                             --------      -------      -------       -------    -------     --------
                                             $400,100      $14,552      $15,889       $          $ 5,565     $404,328
                                             --------      -------      -------       -------    -------     --------
                                             --------      -------      -------       -------    -------     --------

- ---------------

(1) Backplane connection manufacturing equipment; printed-circuit board manufacturing equipment;
    engineering test equipment; computer equipment and office furniture and equipment.

(2) Consists principally of the retirement of fully depreciated assets.

(3) Transfer of equipment manufactured by the Company from inventory.

                                 TERADYNE, INC.

       SCHEDULE VI (CONSOLIDATED) -- ACCUMULATED DEPRECIATION, DEPLETION
                          AND AMORTIZATION OF PROPERTY

- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
              COLUMN A                 COLUMN B       COLUMN C      COLUMN D        COLUMN E      COLUMN F
- -----------------------------------------------------------------------------------------------------------
                                                     ADDITIONS                        OTHER
                                      BALANCE AT     CHARGED TO                      CHANGES       BALANCE
                                       BEGINNING      COST AND                         ADD         AT END
            DESCRIPTION                OF PERIOD    EXPENSES(1)    RETIREMENTS      (DEDUCT)      OF PERIOD
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
                                                             (DOLLARS IN THOUSANDS)
Year ended December 31, 1993:
  Buildings and improvements........   $  24,431      $  4,169       $    616                     $ 27,984
  Machinery and equipment...........     153,519        26,598         13,998                      166,119
                                       ---------      --------       --------       ---------     --------
                                       $ 177,950      $ 30,767       $ 14,614       $             $194,103
                                       ---------      --------       --------       ---------     --------
                                       ---------      --------       --------       ---------     --------
Year ended December 31, 1992:
  Buildings and improvements........   $  31,378      $  4,194       $ 11,141(2)                  $ 24,431
  Machinery and equipment...........     184,817        26,872         58,170(2)                   153,519
                                       ---------      --------       --------       ---------     --------
                                       $ 216,195      $ 31,066       $ 69,311       $             $177,950
                                       ---------      --------       --------       ---------     --------
                                       ---------      --------       --------       ---------     --------

Year ended December 31, 1991:
  Buildings and improvements........   $  27,271      $  4,092       $    189       $    204 (3)  $ 31,378
  Machinery and equipment...........     172,517        27,998         15,494           (204)(3)   184,817
                                       ---------      --------       --------       ---------     --------
                                       $ 199,788      $ 32,090       $ 15,683       $             $216,195
                                       ---------      --------       --------       ---------     --------
                                       ---------      --------       --------       ---------     --------

- ---------------

(1) The annual provisions for depreciation are principally on the straight-line method with the cost of the assets being written off over their useful lives as follows: buildings and improvements -- 5 to 40 years; and machinery and equipment -- 2 to 10 years.

(2) Consists principally of the retirement of fully depreciated assets.

(3) Reclassifications.

                                 TERADYNE, INC.

              SCHEDULE IX (CONSOLIDATED) -- SHORT TERM BORROWINGS

- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
             COLUMN A                        COLUMN B     COLUMN C       COLUMN D        COLUMN E         COLUMN F
- ---------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED                                        WEIGHTED
                                                           AVERAGE       MAXIMUM          AVERAGE          AVERAGE
                                                          INTEREST        AMOUNT           AMOUNT         INTEREST
                                            BALANCE AT      RATE       OUTSTANDING      OUTSTANDING         RATE
      CATEGORY OF AGGREGATE                   END OF       AT END         DURING           DURING        DURING THE
      SHORT-TERM BORROWINGS                 PERIOD(1)    OF PERIOD      THE PERIOD     THE PERIOD(2)      PERIOD(2)
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Year Ended December 31, 1993:
  Notes payable -- banks.................    $ 7,574         3.4%        $ 8,118         $  7,684            4.0%
Year Ended December 31, 1992:
  Notes payable -- banks.................    $ 6,849         5.3%        $ 7,060         $  6,765            5.4%
Year Ended December 31, 1991:
  Notes payable -- banks.................    $ 6,850         7.2%        $16,746         $ 10,556            7.6%

- ---------------

(1) Notes payable -- banks consist principally of one year yen denominated notes.

(2) The average amount outstanding and weighted average interest rate during the period were computed based on month-end amounts.



    SCHEDULE X (CONSOLIDATED) -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
          COLUMN A                                                                   COLUMN B
- ---------------------------------------------------------------------------------------------------------
                                                                                 CHARGES TO COSTS
                                                                                   AND EXPENSES
                                                                             YEARS ENDED DECEMBER 31,
                                                                         --------------------------------
          ITEMS                                                            1993        1992         1991
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
Maintenance and repairs............................................      $8,375       $8,420       $8,586

- ---------------

    Taxes, other than payroll and income taxes, royalties, advertising and depreciation and amortization of intangible assets are not present as such amounts are less than 1% of net sales.
