Form 10-Q
period 1994-04-03
TERADYNE INC
filed 1994-05-17
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                ________________

                                   FORM 10-Q

                                ________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 3, 1994



                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________ to ____________

                           Commission File No. 1-6462


                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

Massachusetts                                                       04-2272148
(State or Other Jurisdiction of                                (I.R.S.Employer
Incorporation or Organization)                             Identification No.)

                321 Harrison Avenue, Boston, Massachusetts  02118
               (Address of principal executive offices) (Zip Code)

                                  617-482-2700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of April 29, 1994 was 35,823,371 shares.

                                 TERADYNE, INC.

                                     INDEX





                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

     Condensed Consolidated Balance Sheets -
        April 3, 1994 and December 31, 1993  ............................ 1

     Condensed Consolidated Statements of Income -
        Quarters Ended April 3, 1994 and April 4, 1993 .................. 2

     Condensed Consolidated Statements of Cash Flows -
        Quarters Ended April 3, 1994 and April 4, 1993  ................. 3

     Notes to Condensed Consolidated Financial Statements  .............. 4

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations  .................. 5-6


Part II.  Other Information:

     Item 6(b).  Reports on Form 8-K .................................... 7

                                                           TERADYNE, INC.

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Dollars in thousands)

                                                                     April 3, 1994    December 31, 1993
                                                                     -------------    -----------------
                                                                     (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents  ..................................      $  127,969         $ 143,578
   Accounts receivable - trade  ................................         114,449           101,669
   Inventories:
       Parts  ..................................................          42,630            43,452
       Assemblies in process  ..................................          36,456            34,258
                                                                      ----------         ---------
                                                                          79,086            77,710
   Refundable income taxes  ....................................             313             2,049
   Deferred tax assets  ........................................          10,973            10,973
   Prepayments and other current assets  .......................           9,198             4,596
                                                                      ----------         ---------
          Total current assets  ................................         341,988           340,575

Property, at cost  .............................................         382,383           380,182
   Less accumulated depreciation  ..............................        (198,890)         (194,103)
                                                                      ----------         ---------
          Net property  ........................................         183,493           186,079
Other assets  ..................................................          17,137            17,789
                                                                      ----------         ---------
          Total assets  ........................................      $  542,618         $ 544,443
                                                                      ==========         =========

                          LIABILITIES
Current liabilities:
   Notes payable - banks  ......................................      $    8,207         $   7,574
   Current portion of long-term debt  ..........................             376               521
   Accounts payable - trade  ...................................          13,948            10,972
   Accrued employees' compensation and withholdings  ...........          25,918            34,856
   Unearned service revenue and customer advances  .............          25,435            22,665
   Other accrued liabilities  ..................................          23,059            28,942
   Income taxes payable  .......................................           2,167             1,024
                                                                      ----------         ---------
          Total current liabilities  ...........................          99,110           106,554
Deferred tax liabilities  ......................................           8,643             8,643
Long-term debt  ................................................           9,940             9,138
                                                                      ----------         ---------
          Total liabilities                                              117,693           124,335
                                                                      ----------         ---------

                     SHAREHOLDERS' EQUITY

Common stock $.125 par value, authorized 75,000,000 shares,
  issued and outstanding after deduction of reacquired shares
  35,806,004 shares (35,687,256 in 1993)  ......................           4,476             4,461
Additional paid-in capital  ....................................         239,177           247,843
Retained earnings  .............................................         181,272           167,804
                                                                      ----------         ---------
          Total shareholders' equity  ..........................         424,925           420,108
                                                                      ----------         ---------
          Total liabilities and shareholders' equity  ..........      $  542,618         $ 544,443
                                                                      ==========         =========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in the
Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.


                                       TERADYNE, INC.

                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                         (UNAUDITED)


                                                     For the Quarters Ended
                                                     ----------------------
                                                  April 3, 1994   April 4, 1993
                                                  -------------   -------------
                                (Dollars in thousands except per share amounts)
Net sales  ...................................      $ 152,012       $ 127,779

Expenses:
   Cost of sales  ............................         85,662          73,476
   Engineering and development  ..............         15,857          15,154
   Selling and administrative  ...............         31,871          31,141
                                                    ---------       ---------
                                                      133,390         119,771
                                                    ---------       ---------

Income from operations  ......................         18,622           8,008

Other income (expense):
   Interest income  ..........................          1,088             714
   Interest expense  .........................           (470)         (1,028)
                                                    ---------       ---------

Income before income taxes  ..................         19,240           7,694

Provision for income taxes  ..................          5,772           2,308
                                                    ---------       ---------
Net income  ..................................      $  13,468       $   5,386
                                                    =========       =========

Net income per common share  .................          $0.36           $0.16
                                                        =====           =====
Shares used in calculations of
   net income per common share  ..............     37,226,000      34,733,000
                                                   ==========      ==========



The accompanying notes, together with the Notes to Consolidated Financial Statements included in the
Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.

                                                           TERADYNE, INC.

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (UNAUDITED)
                                                                     For the Quarters Ended
                                                                     ----------------------
                                                                  April 3, 1994  April 4, 1993
                                                                  -------------  -------------
                                                                     (Dollars in thousands)
Cash flows from operating activities:
   Net income  .................................................   $  13,468      $   5,386
   Adjustments to reconcile net income to
      net cash provided by operating activities:
          Depreciation  ........................................       7,908          7,452
          Amortization  ........................................         743            991
          Deferred income taxes  ...............................                        912
          Other non-cash items, net  ...........................         967          1,182
   Changes in operating assets and liabilities:
      Accounts receivable  .....................................     (12,780)         9,844
      Inventories  .............................................      (1,376)        (2,022)
      Refundable income taxes  .................................       1,736          1,048
      Other assets  ............................................      (4,293)          (818)
      Accounts payable and accruals  ...........................      (8,935)         2,412
      Income taxes payable  ....................................       1,143           (294)
                                                                   ---------      ---------
          Net cash provided by (used in)operating activities  ..      (1,419)        26,093
                                                                   ---------      ---------
Cash flows from investing activities:
   Additions to property  ......................................      (4,813)        (5,102)
   Increase in equipment manufactured by the Company  ..........        (518)        (4,994)
                                                                   ---------      ---------
          Net cash used in investing activities  ...............      (5,331)       (10,096)
                                                                   ---------      ---------

Cash flows from financing activities:
   Payments of long-term debt  .................................        (208)          (190)
   Issuance of common stock under employee stock
       option and stock purchase plans  ........................       9,141         10,578
   Tax benefit from stock options  .............................       2,744          1,088
   Acquisition of treasury stock  ..............................     (20,536)
                                                                   ---------      ---------
   Net cash flows provided by (used in) financing activities  ..      (8,859)        11,476
                                                                   ---------      ---------

Increase (decrease) in cash and cash equivalents  ..............     (15,609)        27,473
Cash and cash equivalents at beginning of period  ..............     143,578         67,383
                                                                   ---------      ---------
Cash and cash equivalents at end of period  ....................   $ 127,969      $  94,856
                                                                   =========      =========

Supplementary disclosure of cash flow information:
   Cash paid (received) during the period for:
      Interest  ................................................   $     753      $   1,874
      Income taxes  ............................................         149           (446)



The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.


                                 TERADYNE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



A. Financial Information
   ---------------------

   The accompanying condensed consolidated financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair presentation of such information have been made. Certain amounts contained in the accompanying condensed consolidated financial statements for 1993 have been reclassified to conform with the 1994 presentation.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations:


           SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                             STATEMENTS OF INCOME


                                                   For the Quarters Ended
                                                   ----------------------
                                                April 3, 1994  April 4, 1993
                                                -------------  -------------
                                                   (Dollars in thousands)
Net sales  ....................................  $ 152,012      $ 127,779
                                                 =========      =========

Net income  ...................................  $  13,468      $   5,386
                                                 =========      =========

Percentage of net sales:
   Net sales  .................................       100%           100%
   Expenses:
     Cost of sales  ...........................        56             58
     Engineering and development  .............        10             12
     Selling and administrative  ..............        21             24
     Interest, net  ...........................         0              0
                                                      ---            ---
                                                       87             94

   Income before income taxes  ................        13              6
   Provision for income taxes  ................         4              2
                                                      ---            ---
   Net income  ................................         9%             4%
                                                      ===            ===
Provision for income taxes as a
   percentage of income before income taxes  ..        30%            30%
                                                      ===            ===


Sales increased 19% to $152.0 million in the first quarter of 1994 compared with the first quarter of 1993 as a result of increased sales of semiconductor test systems, backplane connection systems and circuit-board test systems. Sales of telecommunications test systems declined in the first quarter. Sales of semiconductor test systems increased as semiconductor manufacturers added capacity in response to rising demand for their products. Sales of bakcplane connection systems increased in response to the increasing demand for the high technology products of the Company's customer base. The increase in sales of circuit-board test systems resulted from increased sales to U.S. Government defense contractors. As a result of the increase in sales, income before taxes increased $11.5 million in the first quarter of 1994 over the first quarter of 1993.

Incoming orders increased from $129 million in the first quarter of 1993 to $157 million in the first quarter of 1994. Backlog at the end of the first quarter of 1994 was $293 million.

Cost of sales decreased from 58% of sales in the first quarter of 1993 to 56% of sales in the first quarter of 1994 as the fixed and semi-variable components of cost of sales did not increase at the same rate as the increase in sales.

Engineering and development expenses decreased from 12% of sales in the first quarter of 1993 to 10% of sales in the first quarter of 1994. Selling and administrative expenses decreased from 24% of sales to 21% of sales over the same periods. In both of these expense categories, the actual dollar amount of expenses were essentially unchanged as a result of the Company's efforts to control the growth in these expenses while sales have risen.

In the first quarter of 1994, the Company had net interest income of $.6 million compared to net interest expense of $.3 million in the first quarter of 1993. This change was due to interest earned on the increase in cash of $33.1 million between April 4, 1993 and April 3, 1994, and lower interest expense as a result of the retirement of the Company's convertible debentures in the fourth quarter of 1993.

The Company's effective tax rate was 30% in both the first quarters of 1994 and 1993.

Changes in Financial Condition During the First Three Months of 1994
- - --------------------------------------------------------------------

During the first three months of 1994, cash decreased $15.6 million to a balance of $128.0 million. Cash flow used by operations was $1.4 million. The Company used cash of $20.5 million to purchase stock from its shareholders on the open market and generated cash of $11.9 million from employees under the Company's employee stock option and stock purchase plans, resulting in a net cash outflow of $8.6 million for stock related activities. An additional $5.3 million was used to fund property and equipment additions for the quarter.

Item 6(b).  Reports on Form 8-K
- - -------------------------------

     There have been no Form 8-K filings during the quarter ended April 3, 1994 as none were required.





                                        SIGNATURES

                                        Pursuant to the requirements of the
                                        Securities Exchange Act of 1934, the
                                        registrant has duly caused this
                                        report to be signed on its behalf by
                                        the undersigned thereunto duly
                                        authorized.

                                                     TERADYNE, INC.
                                        -------------------------------------
                                                       Registrant




                                                    OWEN W. ROBBINS
                                        -------------------------------------
                                                    Owen W. Robbins
                                                Executive Vice President



May 6, 1994