Form 10-Q
period 1994-07-03
TERADYNE INC
filed 1994-08-15
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                          _____________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 3, 1994

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of July 29, 1994 was 35,754,426 shares.

                                 TERADYNE, INC.

                                     INDEX





                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

     Condensed Consolidated Balance Sheets -
        July 3, 1994 and December 31, 1993  ............................. 1

     Condensed Consolidated Statements of Income -
        Quarters and Six Months Ended July 3, 1994 and July 4, 1993 ..... 2

     Condensed Consolidated Statements of Cash Flows -
        Six Months Ended July 3, 1994 and July 4, 1993  ................. 3

     Notes to Condensed Consolidated Financial Statements  .............. 4

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations  ................. 5-6


Part II.  Other Information:

     Item 6(b).  Reports on Form 8-K .................................... 7

                                                      TERADYNE, INC.

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)

                                                                     July 3, 1994    December 31, 1993
                                                                     ------------    -----------------
                                                                     (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents  ..................................       $ 150,351        $ 143,578
   Accounts receivable - trade  ................................         104,448          101,669
   Inventories:
       Parts  ..................................................          47,007           43,452
       Assemblies in process  ..................................          38,260           34,258
                                                                       ---------        ---------
                                                                          85,267           77,710
   Refundable income taxes  ....................................             249            2,049
   Deferred tax assets  ........................................          10,973           10,973
   Prepayments and other current assets  .......................           9,452            4,596
                                                                       ---------        ---------
          Total current assets  ................................         360,740          340,575

Property, at cost  .............................................         385,497          380,182
   Less accumulated depreciation  ..............................        (204,115)        (194,103)
                                                                       ---------        ---------
          Net property  ........................................         181,382          186,079
Other assets  ..................................................          21,015           17,789
                                                                       ---------        ---------
          Total assets  ........................................       $ 563,137        $ 544,443
                                                                       =========        =========

                          LIABILITIES
Current liabilities:
   Notes payable - banks  ......................................       $   8,520        $   7,574
   Current portion of long-term debt  ..........................                              521
   Accounts payable - trade  ...................................          14,366           10,972
   Accrued employees' compensation and withholdings  ...........          29,446           34,856
   Unearned service revenue and customer advances  .............          24,244           22,665
   Other accrued liabilities  ..................................          25,821           28,942
   Income taxes payable  .......................................           6,178            1,024
                                                                       ---------        ---------
          Total current liabilities  ...........................         108,575          106,554
Deferred tax liabilities  ......................................           8,643            8,643
Long-term debt  ................................................           9,100            9,138
                                                                       ---------        ---------
          Total liabilities ....................................         126,318          124,335
                                                                       ---------        ---------

                     SHAREHOLDERS' EQUITY

Common stock $.125 par value, authorized 75,000,000 shares,
  issued and outstanding after deduction of reacquired shares
  35,723,984 shares (35,687,256 in 1993)  ......................           4,465            4,461
Additional paid-in capital  ....................................         236,435          247,843
Retained earnings  .............................................         195,919          167,804
                                                                       ---------        ---------
          Total shareholders' equity  ..........................         436,819          420,108
                                                                       ---------        ---------
          Total liabilities and shareholders' equity  ..........       $ 563,137        $ 544,443
                                                                       =========        =========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in the
Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.


                                                      TERADYNE, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (UNAUDITED)


                                                    For the Quarters Ended         For the Six Months Ended
                                                    ----------------------         ------------------------
                                                  July 3, 1994   July 4, 1993    July 3, 1994   July 4, 1993
                                                  ------------   ------------    ------------   ------------
                                                        (Dollars in thousands except per share amounts)
Net sales  ...................................       $156,497       $139,336        $308,509       $267,115

Expenses:
   Cost of sales  ............................         87,342         80,666         173,004        154,142
   Engineering and development  ..............         17,305         15,035          33,162         30,189
   Selling and administrative  ...............         31,764         32,557          63,635         63,698
                                                     --------       --------        --------       --------
                                                      136,411        128,258         269,801        248,029
                                                     --------       --------        --------       --------

Income from operations  ......................         20,086         11,078          38,708         19,086

Other income (expense):
   Interest income  ..........................          1,237            843           2,325          1,557
   Interest expense  .........................           (399)          (982)           (869)        (2,010)
                                                     --------       --------        --------       --------

Income before income taxes  ..................         20,924         10,939          40,164         18,633

Provision for income taxes  ..................          6,277          3,282          12,049          5,590
                                                     --------       --------        --------       --------
Net income  ..................................       $ 14,647       $  7,657        $ 28,115       $ 13,043
                                                     ========       ========        ========       ========

Net income per common share  .................          $0.40          $0.21           $0.76          $0.37
                                                        =====          =====           =====          =====
Shares used in calculations of
   net income per common share  ..............     36,729,000     34,985,000      36,978,000     34,985,000
                                                   ==========     ==========      ==========     ==========



The accompanying notes, together with the Notes to Consolidated Financial Statements included in the
Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.

                                                 TERADYNE, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)
                                                              For the Six Months Ended
                                                              ------------------------
                                                             July 3, 1994  July 4, 1993
                                                             ------------  ------------
                                                               (Dollars in thousands)
Cash flows from operating activities:
   Net income  ............................................    $  28,115     $  13,043
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation  ........................................       15,776        15,013
     Amortization  ........................................        1,655         1,937
     Deferred income taxes  ...............................                      1,274
     Other non-cash items, net  ...........................        1,450         1,881
     Changes in operating assets and liabilities:
        Accounts receivable  ..............................       (2,779)       16,265
        Inventories  ......................................       (7,557)       (1,607)
        Refundable income taxes  ..........................        1,800           491
        Other assets  .....................................       (9,337)       (2,851)
        Accounts payable and accruals  ....................       (3,418)        7,623
        Income taxes payable  .............................        5,154           (12)
                                                               ---------     ---------
          Net cash provided by operating activities  ......       30,859        53,057
                                                               ---------     ---------
Cash flows from investing activities:
   Additions to property  .................................       (8,692)      (11,071)
   Increase in equipment manufactured by the Company  .....       (2,406)       (8,588)
                                                               ---------     ---------
          Net cash used in investing activities  ..........      (11,098)      (19,659)
                                                               ---------     ---------

Cash flows from financing activities:
   Payments of long-term debt  ............................       (1,584)         (420)
   Issuance of common stock under employee stock
       option and stock purchase plans  ...................       10,048        14,807
   Tax benefit from stock options  ........................        3,145         3,108
   Acquisition of treasury stock  .........................      (24,597)       (2,277)
                                                               ---------     ---------
          Net cash flows provided by (used in)
            financing activities  .........................      (12,988)       15,218
                                                               ---------     ---------

Increase in cash and cash equivalents  ....................        6,773        48,616
Cash and cash equivalents at beginning of period  .........      143,578        67,383
                                                               ---------     ---------
Cash and cash equivalents at end of period  ...............    $ 150,351     $ 115,999
                                                               =========     =========

Supplementary disclosure of cash flow information:
   Cash paid during the period for:
      Interest  ...........................................    $     880     $   2,613
      Income taxes  .......................................        1,950           729



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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations:


SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Quarters Ended     For the Six Months Ended
                                                   ----------------------     ------------------------
                                                July 3, 1994  July 4, 1993   July 3, 1994  July 4, 1993
                                                ------------  ------------   ------------  ------------
                                                               (Dollars in thousands)
Net sales  ....................................   $ 156,497     $ 139,336      $ 308,509     $ 267,115
                                                  =========     =========      =========     =========

Net income  ...................................   $  14,647     $   7,657      $  28,115     $  13,043
                                                  =========     =========      =========     =========

Percentage of net sales:
   Net sales  .................................        100%          100%           100%          100%
   Expenses:
     Cost of sales  ...........................         56            58             56            58
     Engineering and development  .............         11            11             11            11
     Selling and administrative  ..............         20            23             21            24
     Interest, net  ...........................          0             0             (1)            0
                                                       ---           ---            ---           ---
                                                        87            92             87            93

   Income before income taxes  ................         13             8             13             7
   Provision for income taxes  ................          4             2              4             2
                                                       ---           ---            ---           ---
   Net income  ................................          9%            6%             9%            5%
                                                       ===           ===            ===           ===
Provision for income taxes as a percentage
   of income before income taxes  .............         30%           30%            30%           30%
                                                       ===           ===            ===           ===


Sales increased 12% to $156.5 million in the second quarter of 1994 compared with the second quarter of 1993. For the first six months of 1994, sales increased 15% to $308.5 compared to the first six months of 1993. The increase in sales in both the quarter and the six months periods occurred primarily in semiconductor test systems and backplane connection systems. Sales of semiconductor test sytems increased as semiconductor manufacturers added capacity in response to rising demand for their products. Sales of backplane connection systems increased in response to the increasing demand for the high technology products of the Company's customer base. As a result of the increase in sales, income before taxes increased $10.0 million in the second quarter of 1994 and $21.5 million in the first six months of 1994 compared to the same periods in 1993.

Incoming orders increased from $167 million in the second quarter of 1993 to $186 million in the second quarter of 1994. Backlog at the end of the second quarter of 1994 was $323 million.

Cost of sales decreased from 58% of sales in the second quarter and first six months of 1993 to 56% of sales in the second quarter and first six months of 1994 as the fixed and semi-variable components of cost of sales did not increase at the same rate as the increase in sales.

Engineering and development expenses were 11% of sales in the first quarter and the first six months of both 1994 and 1993. The dollar amount of these expenses has increased at the same rate as sales have increased. The increase was due primarily to support new product development efforts in semiconductor test systems.

Selling and administrative expenses decreased from 23% of sales to 20% of sales in the second quarter of 1994 compared to the second quarter of 1993 and from 24% of sales to 21% in the first six months of 1994 compared to the first six months of 1993. The dollar amount of these expenses decreased slightly as a result of the Company's efforts to control these expenses.

In the first six months of 1994, the Company had net interest income of $1.5 million compared to net interest expense of $.5 million in the first six months of 1993. This change was due to interest earned on the increase in cash of $34.4 million between July 4, 1993 and July 3, 1994, and lower interest expense as a result of the retirement of the Company's convertible debentures in the fourth quarter of 1993 and industrial revenue bonds in the second quarter of 1994.

The Comapany's effective tax rate was 30% in both the first six months of 1994 and 1993.

Changes in Financial Condition During the First Six Months of 1994
- - ------------------------------------------------------------------

During the first six months of 1994, cash increased $6.8 million to a balance of $150.4 million. Cash flow provided by operations was $30.9 million. The Company used cash of $24.6 million to purchase stock from its stockholders on the open market and generated cash of $13.2 million from employees under the Company's employee stock option and stock purchase plans, resulting in a net cash outflow of $11.4 million for stock related activities. An additional $11.1 million was used to fund property and equipment additions during the six month period.

Item 6(b).  Reports on Form 8-K
- - -------------------------------

     There have been no Form 8-K filings during the quarter ended July 3, 1994 as none were required.





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



August 5, 1994