Form 10-Q
period 1994-10-02
TERADYNE INC
filed 1994-11-14
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                          _____________________________

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended October 2, 1994

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of October 28, 1994 was 36,048,127 shares.

                                 TERADYNE, INC.

                                     INDEX





                                                                      Page No.
                                                                      --------
Part I.  Financial Information:

     Condensed Consolidated Balance Sheets -
        October 2, 1994 and December 31, 1993  .............................3

     Condensed Consolidated Statements of Income -
        Quarters and Nine Months Ended October 2, 1994 and October 3, 1993 .4

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended October 2, 1994 and October 3, 1993  .............5

     Notes to Condensed Consolidated Financial Statements  .................6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations  ....................7-8


Part II.  Other Information:

     Item 6(b).  Reports on Form 8-K .......................................9

                                                      TERADYNE, INC.

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Dollars in thousands)

                                                                     October 2, 1994    December 31, 1993
                                                                     ---------------    -----------------
                                                                     (Unaudited)
                              ASSETS
Current assets:
   Cash and cash equivalents  ..................................       $ 144,542        $ 143,578
   Marketable securities  ......................................          19,475
   Accounts receivable - trade  ................................         128,250          101,669
   Inventories:
       Parts  ..................................................          48,552           43,452
       Assemblies in process  ..................................          41,385           34,258
                                                                       ---------        ---------
                                                                          89,937           77,710
   Refundable income taxes  ....................................                            2,049
   Deferred tax assets  ........................................          10,973           10,973
   Prepayments and other current assets  .......................           9,945            4,596
                                                                       ---------        ---------
          Total current assets  ................................         403,122          340,575

Property, at cost  .............................................         390,118          380,182
   Less accumulated depreciation  ..............................        (207,466)        (194,103)
                                                                       ---------        ---------
          Net property  ........................................         182,652          186,079
Other assets  ..................................................          23,248           17,789
                                                                       ---------        ---------
          Total assets  ........................................       $ 609,022        $ 544,443
                                                                       =========        =========

                          LIABILITIES
Current liabilities:
   Notes payable - banks  ......................................       $   8,515        $   7,574
   Current portion of long-term debt  ..........................                              521
   Accounts payable - trade  ...................................          17,022           10,972
   Accrued employees' compensation and withholdings  ...........          32,920           34,856
   Unearned service revenue and customer advances  .............          37,256           22,665
   Other accrued liabilities  ..................................          26,524           28,942
   Income taxes payable  .......................................           7,282            1,024
                                                                       ---------        ---------
          Total current liabilities  ...........................         129,519          106,554
Deferred tax liabilities  ......................................           8,643            8,643
Long-term debt  ................................................           9,099            9,138
                                                                       ---------        ---------
          Total liabilities ....................................         147,261          124,335
                                                                       ---------        ---------

                     SHAREHOLDERS' EQUITY

Common stock $.125 par value, authorized 75,000,000 shares,
  issued and outstanding after deduction of reacquired shares
  35,980,807 shares (35,687,256 in 1993)  ......................           4,498            4,461
Additional paid-in capital  ....................................         240,984          247,843
Retained earnings  .............................................         216,279          167,804
                                                                       ---------        ---------
          Total shareholders' equity  ..........................         461,761          420,108
                                                                       ---------        ---------
          Total liabilities and shareholders' equity  ..........       $ 609,022        $ 544,443
                                                                       =========        =========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in the
Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.

                                                     3


                                                      TERADYNE, INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                       (UNAUDITED)


                                                       For the Quarters Ended               For the Nine Months Ended
                                                       ----------------------                ------------------------
                                                  Oct. 2, 1994   Oct. 3, 1993    Oct. 2, 1994  Oct. 3, 1993
                                                  ------------   ------------    ------------  ------------
                                                        (Dollars in thousands except per share amounts)
Net sales  ...................................       $178,840       $140,279        $487,349      $407,394

Expenses:
   Cost of sales  ............................         99,964         78,213         272,968       232,355
   Engineering and development  ..............         17,934         15,684          51,096        45,873
   Selling and administrative  ...............         32,148         32,073          95,783        95,771
                                                     --------       --------        --------      --------
                                                      150,046        125,970         419,847       373,999
                                                     --------       --------        --------      --------

Income from operations  ......................         28,794         14,309          67,502        33,395

Other income (expense):
   Interest income  ..........................          1,708          1,064           4,033         2,621
   Interest expense  .........................           (413)          (937)         (1,282)       (2,947)
                                                     --------       --------        --------      --------

Income before income taxes  ..................         30,089         14,436          70,253        33,069

Provision for income taxes  ..................          9,729          4,331          21,778         9,921
                                                     --------       --------        --------      --------
Net income  ..................................       $ 20,360       $ 10,105        $ 48,475      $ 23,148
                                                     ========       ========        ========      ========

Net income per common share  .................          $0.55          $0.28           $1.31         $0.65
                                                        =====          =====           =====         =====
Shares used in calculations of
   net income per common share  ..............     37,009,000     35,480,000      36,988,000    35,480,000
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

                                                 TERADYNE, INC.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  (UNAUDITED)
                                                              For the Nine Months Ended
                                                              ------------------------
                                                             October 2, 1994  October 3, 1993
                                                             ---------------  ---------------
                                                               (Dollars in thousands)
Cash flows from operating activities:
   Net income  ............................................    $  48,475     $  23,148
   Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation  ........................................       23,584        22,938
     Amortization  ........................................        2,628         2,926
     Deferred income taxes  ...............................                      6,613
     Other non-cash items, net  ...........................        1,615         2,090
     Changes in operating assets and liabilities:
        Accounts receivable  ..............................      (26,581)       11,682
        Inventories  ......................................      (12,227)      (10,548)
        Refundable income taxes  ..........................        2,049         1,142
        Other assets  .....................................      (13,036)       (1,424)
        Accounts payable and accruals  ....................       16,427        16,670
        Income taxes payable  .............................        6,258           807
                                                               ---------     ---------
          Net cash provided by operating activities  ......       49,192        76,044
                                                               ---------     ---------
Cash flows from investing activities:
   Additions to property  .................................      (16,158)      (15,798)
   Increase in equipment manufactured by the Company  .....       (4,189)      (11,814)
   Purchase of marketable securities  .....................      (19,475)
                                                               ---------     ---------
          Net cash used in investing activities  ..........      (39,822)      (27,612)
                                                               ---------     ---------

Cash flows from financing activities:
   Payments of long-term debt  ............................       (1,584)         (570)
   Issuance of common stock under employee stock
       option and stock purchase plans  ...................       13,230        21,992
   Tax benefit from stock options  ........................        4,545
   Acquisition of treasury stock  .........................      (24,597)       (2,277)
                                                               ---------     ---------
          Net cash flows provided by (used in)
            financing activities  .........................       (8,406)       19,145
                                                               ---------     ---------

Increase in cash and cash equivalents  ....................          964        67,577
Cash and cash equivalents at beginning of period  .........      143,578        67,383
                                                               ---------     ---------
Cash and cash equivalents at end of period  ...............    $ 144,542     $ 134,960
                                                               =========     =========

Supplementary disclosure of cash flow information:
   Cash paid during the period for:
      Interest  ...........................................    $   1,266     $   3,981
      Income taxes  .......................................        8,926         1,359



The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1993 are an integral part of the condensed consolidated financial statements.

                                      5

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

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations:


SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                   For the Quarters Ended     For the Nine Months Ended
                                                   ----------------------     ------------------------
                                                Oct. 2, 1994  Oct. 3, 1993   Oct. 2, 1994  Oct. 3, 1993
                                                ------------  ------------   ------------  ------------
                                                               (Dollars in thousands)
Net sales  ....................................   $ 178,840     $ 140,279      $ 487,349     $ 407,394
                                                  =========     =========      =========     =========

Net income  ...................................   $  20,360     $  10,105      $  48,475     $  23,148
                                                  =========     =========      =========     =========

Percentage of net sales:
   Net sales  .................................        100%          100%           100%          100%
   Expenses:
     Cost of sales  ...........................         56            56             56            57
     Engineering and development  .............         10            11             10            11
     Selling and administrative  ..............         18            23             20            24
     Interest, net  ...........................         (1)            0              0             0
                                                       ---           ---            ---           ---
                                                        83            90             86            92

   Income before income taxes  ................         17            10             14             8
   Provision for income taxes  ................          5             3              4             2
                                                       ---           ---            ---           ---
   Net income  ................................         12%            7%            10%            6%
                                                       ===           ===            ===           ===
Provision for income taxes as a percentage
   of income before income taxes  .............         32%           30%            31%           30%
                                                       ===           ===            ===           ===


Sales increased 27% to $178.8 million in the third quarter of 1994 compared to the third quarter of 1993. In the first nine months of 1994, sales increased 20% to $487.3 million compared to the first nine months of 1993. The growth in sales in the third quarter occurred primarily in semiconductor test systems and backplane connection systems and to a lesser extent in assembly test systems and telecommunications systems. In the nine month periods, the sales growth occurred in each of the groups except telecommunications systems, where sales declined slightly. Sales of semiconductor test systems increased as semiconductor manufacturers added capacity in response to rising demand for their products. Sales of backplane connection systems increased in response to the increasing demand for the high technology products of the Company's customer base. As a result of the increase in sales, income before taxes increased $15.7 million in the third quarter and $37.2 mill nine months ending October 2, 1994 compared to the same periods in 1993.

Incoming orders were $180 million in the third quarter of 1994 compared to $198 million in the third quarter of 1993. In the third quarter of 1993, incoming orders included a contract in the amount of $63 million to supply telephone-line test equipment to Deutsche Bundepost Telekom in Germany. Backlog at the end of the third quarter of 1994 was $324 million.

Cost of sales was 56% of sales in both of the third quarters of 1994 and 1993. In the first nine months of 1994, cost of sales decreased to 56% of sales from 57% in the same period in 1993. While the fixed and semi-variable components of cost of sales have not increased at the same rate as the increase in sales, changes in product mix have had an offsetting impact on the cost of sales percentage.

Engineering and development expenses were 10% of sales in the third quarter and the first nine months of 1994, compared to 11% in the third quarter and first nine months of 1993. The dollar amount of these expenses has increased at a lesser rate as sales have increased. The dollar amount increase was due primarily to support new product development efforts in semiconductor test systems.

Selling and administrative expenses decreased from 23% of sales to 18% of sales in the third quarter of 1994 compared to the third quarter of 1993 and from 24% of sales to 20% in the first nine months of 1994 compared to the first nine months of 1993. The dollar amount of these expenses has remained constant while the Company's sales have increased.

In the first nine months of 1994, the Company had net interest income of $2.8 million compared to net interest expense of $.3 million in the first nine months of 1993. This change was due to higher levels of invested cash and higher interest rates in the first nine months of 1994 compared to the first nine months of 1993, and lower interest expense as a result of the retirement of the Company's convertible debentures in the fourth quarter of 1993 and industrial revenue bonds in the second quarter of 1994.

During the third quarter of 1994, the Company's effective tax rate increased to 31% of pre-tax income on a year to date basis, creating a 32% effective tax rate in the third quarter. The 1993 effective tax rate was 30%.

Changes in Financial Condition During the First Nine Months of 1994
- - -------------------------------------------------------------------

During the first nine months of 1994, cash and marketable securities increased $20.4 million to a balance of $164.0 million. Cash flow provided by operations was $49.2 million. The Company used cash of $24.6 million to purchase stock from its shareholders on the open market and generated cash of $17.8 million under the Company's employee stock option and stock purchase plans, resulting in a net cash outflow of $6.8 million for stock related activities. An additional $20.3 million was used to fund property and equipment additions during the nine month period.

Item 6(b).  Reports on Form 8-K
- - -------------------------------

     There have been no Form 8-K filings during the quarter ended October 2, 1994 as none were required.





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



November 11, 1994