Form 10-K
period 1994-12-31
TERADYNE INC
filed 1995-03-23
CIK 97210

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
/X/             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         COMMISSION FILE NUMBER 1-6462
                            ------------------------

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

       Registrant's telephone number, including area code: (617) 482-2700
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of each class                  Name of each exchange on which registered
- ---------------------------------------------   ---------------------------------------------
       COMMON STOCK, PAR VALUE $0.125                      NEW YORK STOCK EXCHANGE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1995 was $1,335.7 million based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 24, 1995 was 36,847,959 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1995 annual meeting of shareholders are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

     Electronic test systems produced by the Company include: (i) test systems for a wide variety of semiconductors, including digital and analog integrated circuits, (ii) test systems for circuit boards and other assemblies, and (iii) test systems for telephone lines and networks. The Company's test systems are all controlled by computers, and programming and operating software is supplied both as an integral part of the product and as a separately priced enhancement.

     The Company's systems are extremely complex and require extensive support both by the customer and by the Company. Prices for the Company's systems range from less than $100,000 to $5 million or more.

BACKPLANE CONNECTION SYSTEMS

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplanes are custom-configured to meet specific customer requirements. The Company has begun to extend the manufacture of backplane connection systems to include the manufacture of fully integrated electronic assemblies that incorporate backplane, card cage, cabling, and related design and production services.

                              MARKETING AND SALES

MARKETS

     The Company sells its products across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. The Company believes that it could suffer the loss of one or even a few major customers without serious long-term adverse effects. Sales to Motorola, Inc. were approximately 10% of net sales in 1994. No other customer accounted for more than 10% of net sales in 1994.

     Direct sales to United States government agencies accounted for less than 1% of net sales in 1994 and about 2% of net sales in 1993 and 1992. Sales are also made within each of the Company's segments to customers who are government contractors. About 22% of backplane connection systems sales and less than 10% of electronic test systems sales fell into this category during 1994.

     The Company's international customers are located primarily in Europe, the Asia Pacific region, and Japan. The Company sells in these areas both directly and through foreign sales subsidiaries. Substantially all of the Company's manufacturing activities are conducted in the United States.

     Sales to international customers accounted for 46% of net sales in 1994, 41% in 1993, and 42% in 1992. Identifiable assets of the Company's foreign subsidiaries, consisting principally of operating assets, approximated $86.6 million at December 31, 1994, $65.0 million at December 31, 1993, and $86.0 million at December 31, 1992. Of these identifiable assets at December 31, 1994, $42.6 million were in Europe, $40.3 million were in Japan, and $3.4 million were in the Asia Pacific region. Since sales to international customers have little correlation with the location of manufacture, it is not meaningful to present operating profit by geographic area.

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

DISTRIBUTION

     The Company sells its electronic systems primarily through a direct sales force. Backplane connection systems are sold by direct sales personnel as well as by manufacturers' representatives. The Company has sales and service offices throughout North America, Europe, the Asia Pacific region, and Japan.

COMPETITION

     Competition is intense in each of the business areas that the Company operates. In each market there are several significant competitors. Many of these competitors have greater resources than the Company. Competition is principally based on technical performance, equipment and service reliability, reputation and accessibility to the vendor, and price. While relative positions vary from year to year, the Company believes that it operates with a significant market share position in each of its businesses.

                                    BACKLOG

     On December 31, 1994, the Company's backlog of unfilled orders for electronic test systems and backplane connection systems was approximately $337.8 million and $76.2 million, respectively, compared with $238.9 million and $49.1 million, respectively, on December 31, 1993. Of the backlog at December 31, 1994, approximately 92% of the electronic test systems backlog, and approximately 91% of the backplane connection systems backlog are expected to be delivered in 1995. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal or unusual factors related to the backlog.

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

                              PATENTS AND LICENSES

     The development of products by the Company, both hardware and software, is largely based on proprietary information. The Company protects its rights in proprietary information through various methods such as copyrights, trademarks, patents and patent applications, software license agreements, and employee agreements.

                                   EMPLOYEES

     As of December 31, 1994, the Company employed approximately 4,000 persons. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

                     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $70.4 million in 1994, $62.4 million in 1993, and $62.0 million in 1992. These expenditures amounted to approximately 10% of net sales in 1994, 11% in 1993, and 12% in 1992.

                             ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. These include laws such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Hazardous and Solid Waste Amendments of 1984 and Resource Conservation and Recovery Act of 1976. In the opinion of management, the costs associated with complying with these laws and regulations has not had and will not have a material effect upon the capital expenditures, earnings and competitive position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their positions held with the Company and other business experience. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

                                                                BUSINESS EXPERIENCE FOR THE
   EXECUTIVE OFFICER       AGE            POSITION                     PAST 5 YEARS
- ------------------------   ----   -------------------------   -------------------------------
Alexander V.
  d'Arbeloff............    67    President and Chairman of   Chairman of the Board of the
                                  the Board                   Company since 1977; President
                                                              of the Company since 1971;
                                                              Director of the Company since
                                                              1960.

James A. Prestridge.....    63    Executive Vice President    Executive Vice President of the
                                  and Member of the Board     Company since 1992; Vice
                                                              President of the Company from
                                                              1971 to 1992.

Owen W. Robbins.........    65    Executive Vice President    Executive Vice President of the
                                  and Member of the Board     Company since 1992; Vice
                                                              President of the Company from
                                                              1977 to 1992.

George W. Chamillard....    56    Executive Vice President    Executive Vice President of the
                                                              Company beginning in 1994; Vice
                                                              President of the Company from
                                                              1981 to 1993.

George V. d'Arbeloff....    50    Vice President              Vice President of the Company
                                                              since 1980.

Ronald J. Dias..........    51    Vice President              Vice President of the Company
                                                              since 1988.

John P. McCabe..........    50    Vice President              Vice President of the Company
                                                              beginning in 1994; Controller
                                                              of the Company from 1975 to
                                                              1994.

Stuart M. Osattin.......    49    Vice President and          Vice President of the Company
                                  Treasurer                   beginning in 1994; Treasurer of
                                                              the Company since 1980.

Edward Rogas, Jr........    54    Vice President              Vice President of the Company
                                                              since 1984.

David L. Sulman.........    51    Vice President              Vice President of the Company
                                                              beginning in 1994; Division
                                                              General Manager since 1993;
                                                              Division Engineering Manager
                                                              from 1982 to 1992.

Frederick T. Van Veen...    64    Vice President              Vice President of the Company
                                                              since 1980.

Donald J. Hamman........    43    Controller                  Controller of the Company
                                                              beginning in 1994; Director of
                                                              Corporate Accounting from 1986
                                                              to 1994.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities:

                                                                             APPROXIMATE
                                                                PROPERTY      SQ. FT. OF
                             LOCATION                           INTEREST     FLOOR SPACE
     ---------------------------------------------------------  --------     ------------
     ELECTRONIC TEST SYSTEMS INDUSTRY SEGMENT:
          Boston, Massachusetts
               321 Harrison Avenue............................   Own            245,000
               179 Lincoln Street.............................   Own            245,000
          Agoura Hills, California............................   Own            360,000
          Deerfield, Illinois.................................   Own             65,000
          Deerfield, Illinois.................................   Lease           20,000
          Walnut Creek, California............................   Lease           60,000

     BACKPLANE CONNECTION SYSTEMS INDUSTRY SEGMENT:
          Nashua, New Hampshire...............................   Own            300,000
          Dublin, Ireland.....................................   Lease           46,000

     The Company owns most of its manufacturing and office facilities. In 1994, construction began on 28,000 square feet of Electronic Test System manufacturing space in Kumamoto, Japan. The Company intends to utilize this space beginning in 1995. Approximately 120,000 square feet of the Agoura Hills property listed above was unoccupied through 1994. The Company plans to occupy this facility in 1995. The Company is subleasing an additional 85,000 square feet of space to a third party in Walnut Creek through the expiration of the lease in June 1996.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that, in the opinion of management, could reasonably be expected to have a material adverse impact on the Company's financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange.

                            PERIOD                          HIGH       LOW
       -------------------------------------------------    -----     -----
1993   First Quarter....................................    $18 1/8   $13 1/4
       Second Quarter...................................     21 1/2    13
       Third Quarter....................................     29 5/8    20 1/2
       Fourth Quarter...................................     28 1/4    20

1994   First Quarter....................................     31 1/8    23 1/2
       Second Quarter...................................     26 3/4    20 3/8
       Third Quarter....................................     32        23 1/2
       Fourth Quarter...................................     34 1/4    25 5/8

     The number of record holders of the Company's Common Stock at February 24, 1995 was 3,056.

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

ITEM 6:  SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1994        1993        1992        1991        1990
                                          --------    --------    --------    --------    --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................ $677,440    $554,734    $529,581    $508,923    $458,877
                                          ========    ========    ========    ========    ========
Income (loss) before extraordinary
  item................................... $ 70,941    $ 35,923    $ 22,548    $ 18,253    $(21,332)
                                          ========    ========    ========    ========    ========
Income (loss) before extraordinary item
  per common share....................... $   1.91    $   1.00    $   0.67    $   0.58    $  (0.71)
                                          ========    ========    ========    ========    ========
Total assets............................. $655,942    $544,443    $461,055    $420,533    $388,931
                                          ========    ========    ========    ========    ========
Long-term obligations.................... $  8,806    $  9,138    $ 23,647    $ 24,344    $ 25,045
                                          ========    ========    ========    ========    ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1994        1993        1992
                                                             --------    --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Net sales.................................................   $677,440    $554,734    $529,581
                                                             ========    ========    ========
Income before extraordinary item..........................   $ 70,941    $ 35,923    $ 22,548
                                                             ========    ========    ========
Increase in net sales from preceding year:
  Amount..................................................   $122,706    $ 25,153    $ 20,658
                                                             ========    ========    ========
  Percentage..............................................         22%          5%          4%
                                                             ========    ========    ========
Increase in income before extraordinary item from
  preceding year..........................................   $ 35,018    $ 13,375    $  4,295
                                                             ========    ========    ========
Percentage of net sales:
  Net sales...............................................        100%        100%        100%
  Expenses:
     Cost of sales........................................         56          57          59
     Engineering and development..........................         10          11          12
     Selling and administrative...........................         20          23          24
                                                                  ---         ---         ---
                                                                   86          91          95
  Net interest income.....................................          1
                                                                  ---         ---         ---
  Income before income taxes and extraordinary item.......         15           9           5
  Provision for income taxes..............................          5           3           1
                                                                  ---         ---         ---
  Income before extraordinary item........................         10%          6%          4%
                                                                  ===         ===         ===

RESULTS OF OPERATIONS:

  1994 compared to 1993

     Sales increased 22% in 1994 to $677.4 million. Sales increased in each of the major product lines of the Company -- semiconductor test systems, circuit-board test systems, telecommunications systems and backplane connection systems. The largest increases in sales occurred in semiconductor test systems, which increased 22%, and backplane connection systems, which increased 48%. Sales of semiconductor test systems grew as semiconductor manufacturers continued to add capacity in response to rising demand for their products. This capacity expansion was evidenced by a number of new semiconductor manufacturing plants coming on line. Sales of backplane connection systems increased in response to the rising demand for the high technology products in the Company's commercial customer base. As a result of the increase in sales, income before extraordinary item almost doubled in 1994, increasing $35.0 million to $70.9 million.

     Incoming orders grew faster than sales in 1994, increasing 28% to $803.4 million. The increase in orders, like the increase in sales, was primarily due to increases in semiconductor test system orders, which increased 49%, and in backplane connection systems, which increased 55%. As a result of the increase in orders, the Company's backlog grew 44% in 1994, finishing the year at $414.0 million.

     Cost of sales as a percentage of sales decreased from 57% in 1993 to 56% in 1994. The improvement was the result of the following two factors. First, the increase in sales volume permitted increased utilization of certain fixed and semi-variable components of the Company's overhead structure. Second, there was an unfavorable change in mix as sales of backplane connection systems, whose product margins are generally lower than those of electronic test systems, were higher as a percentage of total Company sales.

     Engineering and development expenses declined as a percentage of sales from 11% in 1993 to 10% in 1994, as these expenses did not increase at the same rate as sales. The dollar amount of these expenses grew $8.1 million in 1994 as a result of increased investment in new product development of semiconductor test systems. Selling and administrative expenses decreased to 20% of sales in 1994 compared with 23% of sales in 1993, as the dollar volume of these expenses grew less than 3% while sales increased 22%.

     Interest income increased 75% in 1994 to $6.4 million due to an increase in the Company's average cash balance and higher interest rates during the year. Interest expense decreased from $3.6 million in 1993 to $1.7 million in 1994 as a result of the Company's retirement of its 9.25% convertible subordinated debentures in the fourth quarter of 1993.

     The Company's effective tax rate was 31% in 1994 compared with 30% in 1993. The Company was able to operate with an effective tax rate below the federal statutory rate of 35% in both years through the utilization of tax credit carryforward and foreign loss carryforward amounts. The Company expects its tax rate to approximate the statutory rate of 35% in 1995.

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

     Income before taxes increased by $25.3 million from 1992 to 1993 on a sales increase of $25.2 million as the Company continued to control the growth in its operating expenses. In addition, costs in 1993 were lower in the Company's circuit-board test operations following actions taken by the Company in 1992 to reduce the size of operations. These lower costs helped to offset the impact of the reduced sales of circuit-board test systems.

     Cost of sales decreased from 59% of sales in 1992 to 57% in 1993. While sales increased in 1993, the fixed and semi-variable components of cost of sales decreased as a result of the Company's cost reduction programs. The changes in engineering and development expenses and selling and administrative expenses were each less than 1% in 1993, compared with 1992. These expenses were essentially flat for the period 1991 through 1993 as the Company controlled the growth of its fixed costs.

     Interest income increased 44% in 1993 as a result of a $76.2 million increase in the Company's cash and cash equivalents balance during the year. Interest expense decreased 12% in 1993 primarily as a result of the Company's retirement of its 9.25% outstanding convertible subordinated debentures in the fourth quarter.

     The Company's effective tax rate increased from 13.5% in 1992 to 30% in 1993. The Company was able to utilize net operating loss carryforwards to lower its United States taxable income for financial reporting purposes in 1992, while in 1993 the U.S. carryforwards were no longer available. However, the Company's tax rate in 1993 was below the United States statutory rate of 35%, as a result of the utilization of tax credit carryforwards and foreign net operating loss carryforwards. The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" at the beginning of 1993. The effect of this change in accounting principle was not material to the Company's consolidated financial position. See "Note K: Income Taxes" in Notes to Consolidated Financial Statements.

     In connection with the retirement of the Company's outstanding 9.25% convertible subordinated debentures, the Company incurred, in the fourth quarter of 1993, an extraordinary charge of $0.7 million, net of income taxes, for the costs of the redemption premium of 3.7% and the writeoff of unamortized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash balance grew $39.2 million in 1994 following an increase of $76.2 million in 1993. Cash flow generated from operations was $89.4 million in 1994 and $91.8 million in 1993. Additional cash of $25.3 million in 1994 and $33.6 million in 1993 was generated from the sale of stock to employees, including the related tax benefit, under the Company's stock option and stock purchase plans.

     Cash was used to fund additions to property, plant and equipment of $29.6 million in 1994 and $32.2 million in 1993. The total capital spending over the two years of $61.8 million was less than depreciation expense, creating a decrease in the Company's net investment in property plant and equipment. Property, plant and equipment declined from $185.1 million at the beginning of 1993 to $183.6 million at the end of 1994. The Company also invested $19.8 million in a U.S. Treasury Bill. In 1993 the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock on the open market. Cash of $24.6 million in 1994 and $2.3 million in 1993 was utilized for this buyback of the Company's stock. Cash was also used to retire debt of $1.6 million in 1994 and $14.7 million in 1993. The debt retirement in 1993 included $10.8 million for the repurchase of the Company's outstanding convertible debentures.

     The Company believes its cash and cash equivalents balance of $182.8 million, together with other sources of funds, including marketable securities of $19.8 million, cash flow generated from operations, and the available borrowing capacity of $80.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1995.

     Inflation has not had a significant long-term impact on earnings. If there was inflation, the Company's efforts to cover cost increases with price increases could be frustrated in the short-term by its relatively high backlog.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
TERADYNE, INC.:

     We have audited the consolidated financial statements of Teradyne, Inc. and Subsidiaries listed below. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 20, 1995

                CONSOLIDATED FINANCIAL STATEMENTS COVERED BY THE
                       REPORT OF INDEPENDENT ACCOUNTANTS

Consolidated Financial Statements filed in Item 8:

     Balance Sheets as of December 31, 1994 and 1993

     Statements of Income for the years ended December 31, 1994, 1993 and 1992

     Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

     Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

                                 TERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993

                                     ASSETS

                                                                                     1994         1993
                                                                                   --------     --------
                                                                                        (DOLLARS IN
                                                                                        THOUSANDS)
Current assets:
    Cash and cash equivalents..................................................    $182,811     $143,578
    Marketable securities (Note B).............................................      19,766
    Accounts receivable - trade - less allowance for doubtful accounts
      of $1,957 in 1994 and $1,990 in 1993.....................................     129,074      101,669
    Inventories:
         Parts.................................................................      49,216       43,452
         Assemblies in process.................................................      42,667       34,258
                                                                                   --------     --------
                                                                                     91,883       77,710
    Refundable income taxes....................................................       1,064        2,049
    Deferred tax assets (Note K)...............................................      14,767       10,973
    Prepayments and other current assets.......................................       7,294        4,596
                                                                                   --------     --------
         Total current assets..................................................     446,659      340,575
Property (Note C):
    Land.......................................................................      19,482       19,482
    Buildings and improvements.................................................     113,660      112,290
    Machinery and equipment....................................................     255,039      245,151
    Construction in progress...................................................       7,067        3,259
                                                                                   --------     --------
         Total.................................................................     395,248      380,182
    Less: Accumulated depreciation.............................................    (211,606)    (194,103)
                                                                                   --------     --------
         Net property..........................................................     183,642      186,079
Deferred charges and other assets..............................................      25,641       17,789
                                                                                   --------     --------
         Total assets..........................................................    $655,942     $544,443
                                                                                   =========    =========

                                  LIABILITIES

Current liabilities:
    Notes payable - banks......................................................    $  8,431     $  7,574
    Current portion of long-term debt (Note C).................................         250          521
    Accounts payable - trade...................................................      13,305       10,972
    Accrued employees' compensation and withholdings...........................      38,263       34,856
    Unearned service revenue and customer advances.............................      46,386       22,665
    Other accrued liabilities..................................................      27,088       28,942
    Income taxes payable.......................................................       5,437        1,024
                                                                                   --------     --------
         Total current liabilities.............................................     139,160      106,554
Deferred tax liabilities (Note K)..............................................      14,722        8,643
Long-term debt (Note C)........................................................       8,806        9,138
Commitments (Notes E and F)....................................................
                                                                                   --------     --------
         Total liabilities.....................................................     162,688      124,335
                                                                                   --------     --------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value, authorized 75,000,000 shares, issued and outstanding after deduction of reacquired shares, 36,351,527 in 1994
  and 35,687,256 in 1993 (Notes D, G, H, I, and J).............................       4,544        4,461
Additional paid-in capital.....................................................     248,497      247,843
Retained earnings..............................................................     240,213      167,804
                                                                                   --------     --------
         Total shareholders' equity............................................     493,254      420,108
                                                                                   --------     --------
         Total liabilities and shareholders' equity............................    $655,942     $544,443
                                                                                   =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                       1994             1993             1992
                                                     --------         --------         --------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Net sales........................................    $677,440         $554,734         $529,581
Expenses:
     Cost of sales...............................     378,933          314,596          312,478
     Engineering and development.................      70,442           62,356           62,023
     Selling and administrative..................     129,935          126,508          127,427
                                                     --------         --------         --------
                                                      579,310          503,460          501,928
                                                     --------         --------         --------
Income from operations...........................      98,130           51,274           27,653
Other income (expense):
     Interest income.............................       6,394            3,649            2,529
     Interest expense............................      (1,712)          (3,604)          (4,114)
                                                     --------         --------         --------
Income before income taxes and extraordinary
  item...........................................     102,812           51,319           26,068
Provision for income taxes (Note K)..............      31,871           15,396            3,520
                                                     --------         --------         --------
Income before extraordinary item.................      70,941           35,923           22,548
Extraordinary item, less applicable income taxes
  of $313 (Note D)...............................                         (729)
                                                     --------         --------         --------
Net income.......................................    $ 70,941         $ 35,194         $ 22,548
                                                     ========         ========         ========
Income per common share:
     Income before extraordinary item............    $   1.91         $   1.00         $   0.67
     Extraordinary item, net of income taxes.....                        (0.02)
                                                     --------         --------         --------
     Net income per common share.................    $   1.91         $   0.98         $   0.67
                                                     ========         ========         ========
Shares used in calculations of income per common
  share (000's)..................................      37,095           35,832           33,850
                                                     ========         ========         ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1994         1993         1992
                                                            --------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................... $ 70,941     $ 35,194     $ 22,548
  Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation..........................................   31,544       30,767       31,066
     Amortization..........................................    3,756        3,775        4,270
     Deferred income taxes.................................    1,494        3,828         (162)
     Extraordinary loss on retirement of debt..............                 1,042
     Other non-cash items, net.............................    1,752        1,544          282
     Changes in operating assets and liabilities:
       Accounts receivable.................................  (27,405)      18,487       (8,237)
       Inventories.........................................  (14,173)     (12,114)      (3,773)
       Refundable income taxes.............................      985            1       (1,140)
       Other assets........................................  (13,547)      (5,705)      (4,145)
       Accounts payable and accruals.......................   29,645       14,423        1,323
       Income taxes payable................................    4,413          556       (1,342)
                                                            --------     --------     --------
          Net cash provided by operating activities........   89,405       91,798       40,690
                                                            --------     --------     --------
Cash flows from investing activities:
  Additions to property....................................  (24,556)     (20,568)     (19,471)
  Increase in equipment manufactured by the Company........   (5,003)     (11,633)      (8,759)
  Purchase of marketable securities........................  (19,766)
  Proceeds from sale of investment in joint venture........                              1,395
                                                            --------     --------     --------
          Net cash used in investing activities............  (49,325)     (32,201)     (26,835)
                                                            --------     --------     --------
Cash flows from financing activities:
  Proceeds from long-term debt.............................                              3,205
  Payments of long-term debt...............................   (1,584)      (3,940)        (741)
  Payment to retire convertible subordinated debentures....               (10,780)
  Issuance of common stock under stock option and stock
     purchase plans........................................   17,059       24,652       13,269
  Tax benefit from stock options...........................    8,275        8,943        2,383
  Acquisition of treasury stock............................  (24,597)      (2,277)
                                                            --------     --------     --------
          Net cash (used in) provided by financing
            activities.....................................     (847)      16,598       18,116
                                                            --------     --------     --------
Increase in cash and cash equivalents......................   39,233       76,195       31,971
Cash and cash equivalents at beginning of year.............  143,578       67,383       35,412
                                                            --------     --------     --------
Cash and cash equivalents at end of year................... $182,811     $143,578     $ 67,383
                                                            ========     ========     ========
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest.............................................. $  1,643     $  4,434     $  4,230
     Income taxes..........................................   15,716        1,755        3,781

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                    SHARES            COMMON     ADDITIONAL
                                            ----------------------     STOCK     PAID-IN    RETAINED
                                              ISSUED     REACQUIRED  PAR VALUE   CAPITAL    EARNINGS
                                            ----------   ---------   ---------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Balance, December 31, 1991................  31,793,201     468,600    $ 3,916    $191,002   $111,530
Issuance of stock to:
  Employees under Stock Option Plans
     (Note G).............................   1,025,104      86,318        117       8,096
  Trustees of Savings Plan (Note H).......     200,000                     25       1,875
  Employees under Stock Purchase Plan
     (Note I).............................     582,273                     73       3,083
Tax benefit from stock options............                                          2,383
Net income................................                                                    22,548
                                            ----------   ---------   ---------   --------   --------
Balance, December 31, 1992................  33,600,578     554,918      4,131     206,439    134,078
Tax benefit from stock options upon
  adoption of SFAS 109 (Note K)...........                                          5,734
Issuance of stock to:
  Employees under Stock Option Plans
     (Note G).............................   2,012,778      87,054        241      17,361
  Trustees of Savings Plan (Note H).......     335,000                     42       3,141
  Employees under Stock Purchase Plan
     (Note I).............................     295,867                     37       3,830
Issuance of stock upon conversion of
  convertible subordinated debentures
  (Note D)................................     210,585                     26       4,656
Repurchase of stock.......................                 125,580        (16)     (2,261)
Tax benefit from stock options............                                          8,943
Net income................................                                                    35,194
Pension adjustment (Note F)...............                                                    (1,468)
                                            ----------   ---------   ---------   --------   --------
Balance, December 31, 1993................  36,454,808     767,552      4,461     247,843    167,804
Issuance of stock to:
  Employees under Stock Option Plans
     (Note G).............................     919,850      17,303        113       9,620
  Trustees of Savings Plan (Note H).......     265,000                     33       2,484
  Employees under Stock Purchase Plan
     (Note I).............................     375,124                     47       4,762
Repurchase of stock.......................                 878,400       (110)    (24,487)
Tax benefit from stock options............                                          8,275
Net income................................                                                    70,941
Pension adjustment (Note F)...............                                                     1,468
                                            ----------   ---------   ---------   --------   --------
Balance, December 31, 1994................  38,014,782   1,663,255    $ 4,544    $248,497   $240,213
                                            ==========   =========    =======    ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Teradyne, Inc. and its subsidiaries, all of which are wholly owned (referred to collectively in these notes as the "Company"). All significant intercompany balances and transactions are eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation.

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

     The Company provides for depreciation of its property principally on the straight-line method by charges to expense which are sufficient to write-off the cost of the assets over their estimated useful lives.

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

  Income Taxes

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     The Company's practice is to provide U.S. federal taxes on undistributed earnings of the Company's foreign sales and service subsidiaries.

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except fixed assets which are remeasured using historical exchange rates. Revenue and expense accounts are remeasured using an average of exchange rates in effect during the year. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in operations.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

A.  ACCOUNTING POLICIES - (CONTINUED)
  Net Income Per Common Share

     Net income per common share is based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding each year. Common equivalent shares result from the assumed exercise of outstanding stock options. The proceeds of which are then assumed to have been used to repurchase outstanding common stock at the average market price during the year.

B.  FINANCIAL INSTRUMENTS

  Fair Value

     The Company considers all highly liquid temporary cash investments with maturities of three months or less at date of acquisition to be cash equivalents. At December 31, 1994 marketable securities consist of a short-term investment in a U.S. Treasury Bill with an original maturity of greater than three months. Marketable securities and cash equivalents are carried at amortized cost plus accrued interest, which approximates fair value. The Company's debt consists of subsidized loans whose fair value is not practicable to estimate. For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     The Company regularly enters into forward foreign exchange contracts in European and Japanese currencies to hedge assets, liabilities, and transactions denominated in foreign currencies, for periods consistent with its committed exposures. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset foreign exchange losses and gains on the assets, liabilities, and transactions being hedged. Forward foreign exchange contracts have maturities of less than one year, unless they relate to long term sales contracts denominated in foreign currency; these maturities are from one to three years.

     At December 31, 1994 and 1993, the face amount of forward foreign exchange contracts outstanding was $67.9 million and $51.9 million, respectively. The fair value of such contracts at December 31, 1994, determined by applying the year end foreign currency exchange rates to the contract amounts, was immaterial.

     The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. During 1994, the Company recorded in other current assets a $2.9 million loss on a deferred forward foreign exchange contract relating to a long term sales contract denominated in foreign currency. This loss will serve to offset foreign exchange transaction gains to be recognized on the contract revenue.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of diverse and geographically dispersed customers. The Company maintains cash investments primarily in U.S. government obligations which essentially have no credit risk.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

C.  DEBT

     Long-term debt at December 31, 1994 and 1993 consisted of the following (in thousands):

                                                                    1994       1993
                                                                   ------     ------
          Mortgage note payable................................    $5,040     $4,500
          Industrial revenue bonds.............................                1,333
          Other long-term debt.................................     4,016      3,826
                                                                   ------     ------
                    Total......................................     9,056      9,659
          Less current maturities..............................       250        521
                                                                   ------     ------
                                                                   $8,806     $9,138
                                                                   ======     ======

     The total maturities of long-term debt for each of the next five years are $0.3 million.

  Revolving Credit Agreement

     The Company has $80.0 million of revolving credit available through January 31, 1996 under a domestic line of credit agreement with its banks. Under the terms of the agreement, any amounts outstanding at January 31, 1996 are converted into a one year term note. As of December 31, 1994, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth and leverage. Interest rates on borrowings are either at the stated prime rate or based upon Eurocurrency or certificate of deposit interest rates. Additional borrowings up to $30.0 million are permitted outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

  Mortgage Note Payable

     The Company received a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by a mortgage on the Company's property at 321 Harrison Avenue which may, at the Company's option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the note was capitalized up to a principle amount of $5.0 million. Since September 30, 1987, the Company has been making semi-annual interest payments.

  Other Long-term Debt

     At December 31, 1994, other long-term debt consists of a Japanese yen-denominated note with an interest rate of 4.8%, secured by land in Kumamoto, Japan, with interest only payable until March 31, 1995, and principal and interest payable in monthly installments from April 28, 1995 to March 30, 2007.

  Short-term Borrowings

     The weighted average interest rate on short-term borrowings outstanding as of December 31, 1994 and 1993 was 3.2% and 3.4%, respectively.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

D.  CONVERTIBLE SUBORDINATED DEBENTURES

     During 1993, $5.0 million principle amount of debentures was converted into 210,585 shares of common stock resulting in an increase of $4.7 million of shareholders' equity (net of the related $0.3 million unamortized debt issue costs). On November 19, 1993, the Company exercised its option to repurchase the remaining $10.4 million outstanding debentures. The Company used $10.8 million of available cash from operations to repurchase the debentures at a premium of 103.7% of the principal amount. The premium amount and the write-off of the remaining unamortized debt issue cost resulted in a charge of $1.0 million. This charge, net of the related taxes of $0.3 million, is reflected as an extraordinary loss in the Consolidated Statements of Income.

E.  COMMITMENTS

     Rental expense for the years ended December 31, 1994, 1993, and 1992 was $10.2 million, $11.2 million, and $12.6 million, respectively. Minimum annual rentals under all noncancellable leases are: 1995 - $6.5 million; 1996 - $3.2 million; 1997 - $1.7 million; 1998 - $1.4 million; 1999 - $1.1 million; and $5.7 million thereafter, totaling $19.6 million. Offsetting the future lease payments, the Company's income from noncancellable subleases totals $0.7 million.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The components of net pension expense are summarized as follows (in thousands):

                                                               1994       1993       1992
                                                              ------     ------     ------
     Service cost (benefits earned during the period)........ $3,627     $2,876     $2,474
     Interest cost on projected benefit obligation...........  3,708      3,065      2,408
     Actual return on plan assets............................  1,537     (3,802)    (1,688)
     Net amortization and deferral........................... (4,371)       863       (484)
                                                              ------     ------     ------
     Net pension expense..................................... $4,501     $3,002     $2,710
                                                              ======     ======     ======

     The following table sets forth the plans' funded status at December 31 (in thousands):

                                                         1994                      1993
                                                 --------------------      --------------------
                                                 DOMESTIC    FOREIGN       DOMESTIC    FOREIGN
                                                 --------    --------      --------    --------
Actuarial present value of projected benefit
  obligation:
     Vested benefits............................ $(32,673)    $(5,134)     $(33,874)    $(4,051)
     Non-vested benefits........................   (2,254)       (603)       (2,348)       (522)
                                                 --------    --------      --------    --------
Accumulated benefit obligation..................  (34,927)     (5,737)      (36,222)     (4,573)
Effect of projected future compensation
  levels........................................   (5,483)     (2,818)       (7,731)     (2,314)
                                                 --------    --------      --------    --------
Total projected benefit obligation..............  (40,410)     (8,555)      (43,953)     (6,887)
Plan assets at fair market value................   35,532       4,312        35,633       3,963
Projected benefit obligation in excess of plan
  assets........................................   (4,878)     (4,243)       (8,320)     (2,924)
Unrecognized prior service cost.................    3,613       2,000         4,585       1,930
Unrecognized net loss (gain)....................    7,133        (465)       10,718      (1,389)
Unrecognized net (asset) liability at
  transition....................................     (485)       (501)         (727)       (546)
Minimum pension liability adjustment............                 (219)       (6,844)
                                                 --------    --------      --------    --------
Net pension asset (liability)................... $  5,383     $(3,428)     $   (588)    $(2,929)
                                                 ========    ========      ========    ========
Actuarial assumptions:
  Discount rate.................................     8.5%    5.5- 9.0%         7.5%    5.5- 9.0%
  Average increase in compensation levels.......       5%    4.6- 7.0%           5%    4.6- 7.0%
  Expected long-term return on assets...........       9%    5.5-10.5%          10%    5.5-10.5%

     In accordance with the provisions of Financial Accounting Standards No. 87, the Company recorded a minimum pension liability adjustment of $6.8 million at December 31, 1993, representing the excess of accumulated benefit obligations over the fair value of plan assets and accrued pension liabilities. The additional liability was offset by an intangible asset to the extent of previously unrecognized prior service cost of $4.6 million. The amount in excess of previously unrecognized prior service cost was recorded as a reduction of shareholder's equity in the amount of $1.5 million, net of applicable deferred income taxes of $0.7 million. In 1994, this adjustment was reversed as the plan assets exceeded the accumulated benefit obligation.

     In addition to the above plans, the Company in 1993 established an unfunded supplemental defined benefit pension plan in the United States to provide retirement benefits in excess of levels allowed by the Employee Retirement Income Security Act (ERISA). The actuarial present value of accumulated plan benefits totaled $1.3 million and $1.1 million at December 31, 1994 and 1993, respectively. Net pension expense was $0.4 million in 1994 and 1993.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

G.  STOCK OPTION PLANS

     Under its stock option plans, the Company granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant.

     Information with respect to options granted, forfeited, and exercised is set forth below:

                                                                          OUTSTANDING OPTIONS
                                                SHARES AVAILABLE     -----------------------------
                                                   FOR GRANT         NUMBER OF SHARES       PRICE RANGE
                                                ----------------     ----------------     ---------------
Balance -- December 31, 1991..................      3,470,698            4,605,867        $  4.25- $ 26.25
     Options granted..........................     (1,157,450)           1,157,450        $ 16.63- $ 17.38
     Options exercised........................                          (1,025,104)       $  5.12- $ 12.25
     Options canceled.........................        206,490             (206,490)       $  6.63- $ 26.25
     Options terminated.......................       (383,938)                                  --      --
                                                ----------------     ----------------
Balance -- December 31, 1992..................      2,135,800            4,531,723        $  4.25- $ 17.38
     Options authorized.......................      3,000,000                                   --      --
     Options granted..........................     (1,214,350)           1,214,350        $ 14.13- $ 24.88
     Options exercised........................                          (2,012,778)       $  4.25- $ 17.75
     Options canceled.........................        102,655             (102,655)       $  6.63- $ 17.38
     Options terminated.......................        (25,790)                                  --      --
                                                ----------------     ----------------
Balance -- December 31, 1993..................      3,998,315            3,630,640        $  4.25- $ 24.88
     Options granted..........................       (962,370)             962,370        $ 25.75- $ 29.63
     Options exercised........................                            (919,850)       $  6.63- $  9.50
     Options canceled.........................         99,760              (99,760)       $  4.25- $ 25.75
     Options terminated.......................        (16,640)                                  --      --
                                                ----------------     ----------------
Balance -- December 31, 1994..................      3,119,065            3,573,400        $  6.63- $ 29.63
                                                 ============        =============
Options exercisable on December 31, 1994......                           1,492,161        $  6.63- $ 25.75
                                                                     =============

     There were no charges to income in connection with these options other than incidental expenses related to the issuance of shares.

H.  SAVINGS PLAN

     The Company sponsors a Savings Plan covering substantially all domestic employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately.

     The trustees of the Savings Plan were granted an option to purchase 900,000 shares of the Company's common stock, exercisable at $9.50 per share (the fair market value of the Company's common stock at the date of the grant) in five cumulative annual installments beginning in 1990. In 1994, the trustees exercised the remaining 265,000 shares. Under the terms of the Plan, any gains realized from the sale of option shares are first allocated to participants' accounts to fund up to one-half of the minimum Company contribution. Any excess is applied to additional funding.

     In 1994, the Company established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of which are the same as the Savings Plan.

     Under these plans, the amount charged to operations was $2.0 million in 1994, 1993 and 1992.

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

I.  EMPLOYEE STOCK PURCHASE PLAN

     Under the 1979 Stock Purchase Plan, employees are entitled to purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on either the first or last business day of the year. In January 1995, the Company issued 245,229 shares of common stock to employees who participated in the Plan during 1994 at a price of $22.74 per share. During 1994, the Company amended the Plan to increase the number of shares authorized thereunder by 400,000 shares. Currently there are 560,640 shares reserved for issuance.

J.  STOCKHOLDER RIGHTS PLAN

     The Company's Board of Directors adopted a Stockholder Rights Plan on March 14, 1990, under which a dividend of one Common Stock Purchase Right was distributed for each outstanding share of Common Stock. The Plan entitles Stock Purchase Right holders to purchase shares of Company Common Stock for $40 per share in certain events, such as a tender offer to acquire 30% or more of the Company's outstanding shares. Under some circumstances, such as a determination by Continuing Directors that an acquiring party's interests are adverse to those of the Company, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase $80 worth of Common Stock (or other securities or consideration owned by the Company) for $40. The Plan will expire March 26, 2000 unless earlier redeemed by the Company.

K.  INCOME TAXES

     The components of income before income taxes and extraordinary item and the provision for income taxes as shown in the Consolidated Statement of Income are as follows (in thousands):

                                                                 1994      1993      1992
                                                               --------   -------   -------
     Income (loss) before income taxes and extraordinary
       item:
          Domestic...........................................  $ 85,403   $51,142   $27,795
          Foreign............................................    17,409       177    (1,727)
                                                               --------   -------   -------
                                                               $102,812   $51,319   $26,068
                                                               ========   =======   =======
     Provision (credit) for income taxes:
       Current:
          Federal............................................  $ 23,795   $ 8,308   $ 2,676
          Foreign............................................     2,840     1,194       (19)
          State..............................................     3,742     1,753     1,025
                                                               --------   -------   -------
                                                                 30,377    11,255     3,682
                                                               --------   -------   -------
       Deferred:
          Federal............................................     1,386     3,590        96
          Foreign............................................       492       259       (58)
          State..............................................      (384)      292      (200)
                                                               --------   -------   -------
                                                                  1,494     4,141      (162)
                                                               --------   -------   -------
     Total provision for income taxes........................  $ 31,871   $15,396   $ 3,520
                                                               ========   =======   =======

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1994 and 1993 are as follows (in thousands):

                                                                   1994       1993
                                                                 --------   --------
          Deferred tax assets:
               Inventory valuations............................  $  1,104   $    808
               Accruals........................................     2,249      2,703
               Vacation........................................     3,121      2,751
               Deferred revenue................................     7,262        777
               Federal net operating loss carryforwards........                2,939
               Foreign net operating loss carryforwards........     1,041      3,417
               Tax credits.....................................     2,698      4,075
               Other...........................................     2,044      1,786
                                                                 --------   --------
          Total deferred tax assets............................    19,519     19,256
                                                                 --------   --------
          Deferred tax liabilities:
               Excess of tax over book depreciation............   (11,613)   (11,399)
               Amortization....................................    (3,306)
               Pension.........................................    (1,948)    (1,207)
               Other...........................................      (563)      (969)
                                                                 --------   --------
          Total deferred tax liabilities.......................   (17,430)   (13,575)
                                                                 --------   --------
          Valuation allowance..................................    (2,044)    (3,351)
                                                                 --------   --------
          Net deferred asset ..................................  $     45   $  2,330
                                                                 ========   ========

     As of December 31, 1994, the valuation allowance principally applies to U.S. foreign tax credit carryforwards that may not be fully utilized by the Company. For foreign tax return purposes, the Company has approximately $3.0 million of net operating loss carryforwards which may be carried forward indefinitely.

     Below is a reconciliation of the effective tax rates for the three years indicated:

                                                                   1994     1993     1992
                                                                   ----     ----     -----
     U.S. statutory federal tax rate...........................    35.0%    35.0%     34.0%
     State income taxes, net of federal tax benefit............     2.4      2.6       1.3
     Utilization of operating loss carryforwards...............             (0.8)    (23.0)
     Foreign losses not tax benefited..........................              1.2       4.9
     Tax credits...............................................    (0.4)    (3.5)
     Foreign sales corporation.................................    (2.9)    (2.4)     (2.3)
     Change in valuation allowance.............................    (1.3)
     Other, net................................................    (1.8)    (2.1)     (1.4)
                                                                   ----     ----     -----
     Effective tax rate........................................    31.0%    30.0%     13.5%
                                                                   ====     ====     =====

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

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

L.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates principally in two industry segments, which are the design, manufacturing and marketing of electronic test systems and backplane connection systems. Corporate assets consist principally of cash and cash equivalents, marketable securities, accounts receivable and certain other assets.

                                                     ELECTRONIC     BACKPLANE
                                                        TEST       CONNECTION
                                                       SYSTEMS       SYSTEMS       CORPORATE
                                                      INDUSTRY      INDUSTRY          AND
                                                       SEGMENT       SEGMENT     ELIMINATIONS    CONSOLIDATED
                                                     -----------   -----------   -------------   -------------
                                                                         (IN THOUSANDS)
1994   Sales to unaffiliated customers........        $ 545,638     $ 131,802                      $ 677,440
       Intersegment sales.....................                          5,050      $  (5,050)
                                                      ---------     ---------     ----------      ----------
       Net sales..............................          545,638       136,852         (5,050)        677,440
       Operating income.......................           92,986        18,449        (13,305)         98,130
       Identifiable assets....................          343,467        82,820        229,655         655,942
       Property additions.....................           19,699         9,005            855          29,559
       Depreciation and amortization expense..           28,706         5,754            840          35,300

1993   Sales to unaffiliated customers........        $ 466,305     $  88,429                      $ 554,734
       Intersegment sales.....................                          4,185      $  (4,185)
                                                      ---------     ---------     ----------      ----------
       Net sales..............................          466,305        92,614         (4,185)        554,734
       Operating income.......................           57,493         7,652        (13,871)         51,274
       Identifiable assets....................          322,437        64,705        157,301         544,443
       Property additions.....................           26,374         5,526            301          32,201
       Depreciation and amortization expense..           27,944         5,545          1,053          34,542

1992   Sales to unaffiliated customers........        $ 446,885     $  82,696                      $ 529,581
       Intersegment sales.....................                          4,061      $  (4,061)
                                                      ---------     ---------     ----------      ----------
       Net sales..............................          446,885        86,757         (4,061)        529,581
       Operating income.......................           32,436         6,075        (10,858)         27,653
       Identifiable assets....................          304,471        60,005         96,579         461,055
       Property additions.....................           20,780         6,525            925          28,230
       Depreciation and amortization expense..           28,414         5,792          1,130          35,336

     The Company's sales to unaffiliated customers for the three years ended December 31 were made to customers in the following geographic areas:

                                                               1994       1993       1992
                                                             --------   --------   --------
                                                                      (IN THOUSANDS)
     Sales to unaffiliated customers:
          United States....................................  $366,302   $329,729   $308,635
          Europe...........................................   127,895     95,877     97,681
          Asia Pacific region..............................    94,999     64,963     49,452
          Japan............................................    66,316     49,146     62,680
          Other............................................    21,928     15,019     11,133
                                                             --------   --------   --------
     Total sales...........................................  $677,440   $554,734   $529,581
                                                             ========   ========   ========

     See "Item 1: Business - Marketing and Sales" elsewhere in this report for information on the Company's export activities, identifiable assets of foreign subsidiaries, and major customers.

                           SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)

     Quarterly financial information for 1994 and 1993 (in thousands of dollars, except per share amounts):

                                                                            1994
                                                  --------------------------------------------------------
                                                  1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                  -----------    -----------    -----------    -----------
Net sales........................................  $ 152,012      $ 156,497      $ 178,840      $ 190,091
Expenses:
     Cost of sales...............................     85,662         87,342         99,964        105,965
     Engineering and development.................     15,857         17,305         17,934         19,346
     Selling and administrative..................     31,871         31,764         32,148         34,152
                                                  -----------    -----------    -----------    -----------
                                                     133,390        136,411        150,046        159,463
                                                  -----------    -----------    -----------    -----------
Income from operations...........................     18,622         20,086         28,794         30,628
Other income (expense):
     Interest income.............................      1,088          1,237          1,708          2,361
     Interest expense............................       (470)          (399)          (413)          (430)
                                                  -----------    -----------    -----------    -----------
Income before income taxes.......................     19,240         20,924         30,089         32,559
Provision for income taxes.......................      5,772          6,277          9,729         10,093
                                                  -----------    -----------    -----------    -----------
Net income.......................................  $  13,468      $  14,647      $  20,360      $  22,466
                                                    ========      =========       ========       ========
Net income per common share......................  $    0.36      $    0.40      $    0.55      $    0.60
                                                    ========      =========       ========       ========

                                                                            1993
                                                  --------------------------------------------------------
                                                  1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                  -----------    -----------    -----------    -----------
Net sales........................................  $ 127,779      $ 139,336      $ 140,279      $ 147,340
Expenses:
     Cost of sales...............................     73,476         80,666         78,213         82,241
     Engineering and development.................     15,154         15,035         15,684         16,483
     Selling and administrative..................     31,141         32,557         32,073         30,737
                                                  -----------    -----------    -----------    -----------
                                                     119,771        128,258        125,970        129,461
                                                  -----------    -----------    -----------    -----------
Income from operations...........................      8,008         11,078         14,309         17,879
Other income (expense):
     Interest income.............................        714            843          1,064          1,028
     Interest expense............................     (1,028)          (982)          (937)          (657)
                                                  -----------    -----------    -----------    -----------
Income before income taxes and extraordinary
  item...........................................      7,694         10,939         14,436         18,250
Provision for income taxes.......................      2,308          3,282          4,331          5,475
                                                  -----------    -----------    -----------    -----------
Income before extraordinary item.................      5,386          7,657         10,105         12,775
Extraordinary item (net of income taxes).........          0              0              0           (729)
                                                  -----------    -----------    -----------    -----------
Net income.......................................  $   5,386      $   7,657      $  10,105      $  12,046
                                                    ========      =========       ========       ========
Income per common share:
     Income before extraordinary item............  $    0.16      $    0.21      $    0.28      $    0.35
     Extraordinary item..........................                                                   (0.02)
                                                  -----------    -----------    -----------    -----------
     Net income..................................  $    0.16      $    0.21      $    0.28      $    0.33
                                                    ========      =========       ========       ========

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 1995, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 - Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 1995, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 1995, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 1995, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

        Balance Sheets as of December 31, 1994 and 1993
        Statements of Income for the years ended December 31, 1994, 1993 and 1992
        Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992
        Statements of Changes in Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992

(A) 2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted since either they are not required or the information is otherwise included.

(A) 3.  LISTING OF EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

     Executive Compensation Plans and Arrangements:

        1. 1987 Non-Employee Director Stock Option Plan (filed as Exhibit 3.10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

        2.  Teradyne, Inc. Supplemental Executive Retirement Plan (filed as
            Exhibit 3.10(iv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 23RD DAY OF MARCH, 1995.

                                          TERADYNE, INC.

                                          By:           OWEN W. ROBBINS

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

               SIGNATURE                                 TITLE                       DATE
- ----------------------------------------  ------------------------------------  ---------------

        ALEXANDER V. d'ARBELOFF           President and Chairman of the Board   March 23, 1995
- ----------------------------------------     (Principal Executive Officer)
        Alexander V. d'Arbeloff

            OWEN W. ROBBINS                     Executive Vice President        March 23, 1995
- ----------------------------------------              and Director
            Owen W. Robbins                  (Principal Financial Officer)

            DONALD J. HAMMAN                           Controller               March 23, 1995
- ----------------------------------------
            Donald J. Hamman

                                                        Director                March   , 1995
- ----------------------------------------
             Edwin L. Artzt

            ALBERT CARNESALE                            Director                March 23, 1995
- ----------------------------------------
            Albert Carnesale

           DANIEL S. GREGORY                            Director                March 23, 1995
- ----------------------------------------
           Daniel S. Gregory

                                                        Director                March   , 1995
- ----------------------------------------
           Dwight H. Hibbard

                                                        Director                March   , 1995
- ----------------------------------------
        Franklin P. Johnson, Jr.

            JOHN P. MULRONEY                            Director                March 23, 1995
- ----------------------------------------
            John P. Mulroney

          JAMES A. PRESTRIDGE                   Executive Vice President        March 23, 1995
- ----------------------------------------              and Director
          James A. Prestridge

            RICHARD J. TESTA                            Director                March 23, 1995
- ----------------------------------------
            Richard J. Testa

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                  DESCRIPTION                          SEC DOCUMENT REFERENCE
- ------------  ------------------------------------------   ------------------------------------
     3.1      Restated Articles of Organization of the     Exhibit 4.1 to the Company's Form
              Company, as amended                          S-3 Registration Statement No.
                                                           33-44347, effective December 12,
                                                           1991.

     3.2      Amended and Restated Bylaws of the Company   Exhibit 3.3(iii) to the Company's
                                                           Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1990.

     4.1      Indenture dated as of March 15, 1987         Exhibit 2.3 to the Company's
              between Zehntel, Inc. and the Bank of        Registration Statement on Form 8-A
              California, National Association, Trustees   No. 0-16446, effective February 17,
                                                           1988.

     4.2      First Supplemental Indenture between the     Exhibit 2.4 to the Company's
              Company, Zehntel, Inc. and the Bank of       Registration Statement on Form 8-A
              California, National Association, Trustee,   No. 0-16446, effective February 17,
              dated as of December 1, 1987                 1988.

     4.3      Second Supplemental Indenture by and among   Exhibit 3.4(iii) to the Company's
              the Company, Zehntel, Inc. and Bankers       Annual Report on Form 10-K for the
              Trust Company of California, N.A.            fiscal year ended December 31, 1989.

     4.4      Instrument of Acknowledgment of              Exhibit 3.4(iv) to the Company's
              Satisfaction and Discharge of Indenture      Annual Report on Form 10-K for the
              and Securities executed by First Trust of    fiscal year ended December 31, 1994.
              California, National Association,
              successor trustee

     4.5      Rights Agreement between the Company and     Exhibit 4.1 to the Company's Current
              The First National Bank of Boston dated as   Report on Form 8-K dated March 15,
              of March 14, 1990                            1990.

    10.1      Multicurrency Revolving Credit Agreement     Exhibit to the Company's Quarterly
              dated April 29, 1991                         Report on Form 10-Q for the
                                                           quarterly period ended March 30,
                                                           1991.

    10.2      First Amendment to Multicurrency Revolving   Exhibit 3.10 (ii) to the Company's
              Credit Agreement dated as of March 5, 1993   Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.

    10.3      1987 Non-Employee Director Stock Option      Exhibit 3.10(iii) to the Company's
              Plan                                         Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.

    10.4      Teradyne, Inc. Supplemental Executive        Exhibit 3.10(iv) to the Company's
              Retirement Plan                              Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.

    10.5      1991 Employee Stock Option Plan, as
              amended

    10.6      1979 Stock Purchase Plan, as amended

    22.1      Subsidiaries of the Company

    23.1      Consent of Coopers & Lybrand L.L.P.