Form 10-Q
period 1995-04-02
TERADYNE INC
filed 1995-05-11
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
______________________

FORM 10-Q
__________________
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

	For the quarterly period ended April 2, 1995

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

	For the transition period from __________ to ______________

Commission File No. 1-6462


TERADYNE, INC.
(Exact name of registrant as specified in its charter)

Massachusetts	                          04-2272148
(State or Other Jurisdiction	           (I.R.S.Employer
Incorporation or Organization) 	        Identification No.)

321 Harrison Avenue, Boston, Massachusetts		   02118
(Address of principal executive offices)     	(Zip Code)

617-482-2700
(Registrant's telephone number, including area code)



	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

	The number of shares outstanding of the registrant's only class of Common Stock as of April 14, 1995 was 38,765,372 shares.

TERADYNE, INC.

INDEX



					                                               Page No.
Part I.  Financial Information:

	Condensed Consolidated Balance Sheets -
	  April 2, 1995 and December 31, 1994                 	3

	Condensed Consolidated Statements of Income -
  	Quarters Ended April 2, 1995 and April 3, 1994      	4

	Condensed Consolidated Statements of Cash Flows -
  	Quarters Ended April 2, 1995 and April 3, 1994      	5

	Notes to Condensed Consolidated Financial Statements  	6

	Management's Discussion and Analysis of
 	 Financial Condition and Results of Operations      	7-8

TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                    	April 2, 1995 	Dec.31,1994
                                     -------------  -----------
                                     	(Unaudited)
                                  ASSETS

Current assets:
     Cash and cash equivalents           	$147,519		   $182,811
     Marketable securities	                 78,083		     19,766
     Accounts receivable - trade	          149,526	 	   129,074
     Inventories:
          Parts	                            55,681    	  49,216
          Assemblies in progress	           40,332		     42,667
                                           -------      -------
	                                           96,013		     91,883
     Refundable income taxes			                           1,064
     Deferred tax assets	                   14,767 	     14,767
     Prepayments and other current assets	   9,357		      7,294
                                           -------      -------
          Total current assets	            495,265		    446,659

Property, at cost	                         408,049		    395,248
     Less accumulated depreciation	       (216,934)			 (211,606)
                                          --------     --------
          Net property	                    191,115	     183,642
Other assets	                               29,411		     25,641
                                          --------     --------
          Total assets	                   $715,791		   $655,942
			                                       ========     ========
                             LIABILITIES

Current liabilities:
     Notes payable - banks	               $  9,306		   $  8,431
     Current portion of long term debt	        371		        250
     Accounts payable - trade	              22,337       13,305
     Accrued employees' compensation
       and withholdings	                    34,364		     38,263
     Unearned service revenue and
       customer advances	                   49,330		     46,386
     Other accrued liabilities	             24,929		     27,088
     Income taxes payable	                  12,167		      5,437
                                           -------      -------
          Total current liabilities	       152,804		    139,160
Deferred tax liabilities	                   14,722		     14,722
Long-term debt	                              9,133		      8,806
                                           -------      -------
          Total liabilities	               176,659	     162,688
			                                        -------      -------
                       SHAREHOLDERS' EQUITY

Common stock $0.125 par value,
authorized 75,000,000 shares, issued
and outstanding after deduction of
reacquired shares 37,162,714
(36,351,527 in 1994)	                        4,645		     4,544
Additional paid-in capital	                265,543	 	  248,497
Retained earnings	                         268,944		   240,213
                                           -------     -------
          Total shareholders' equity	      539,132		   493,254
                                           -------     -------
          Total liabilities and
            shareholders' equity	         $715,791		  $655,942
                                          ========    ========
The accompanying notes, together with the Notes to Consolidated
Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                            For the Quarters Ended
	                             (Dollars in thousands except per share amounts)
	                                      April 2, 1995  April 3, 1994
                                       -------------  -------------
Net sales	                               $   213,249 	$  152,012

Expenses:
    Cost of sales	                           117,621	 	   85,662
    Engineering and development	              19,510	     15,857
    Selling and administrative	               34,431	     31,871
                                            --------     -------
	                                            171,562	    133,390
			                                         --------     -------
Income from operations	                       41,687		    18,622

Other income (expense):
    Interest income	                           2,963			    1,088
    Interest expense	                           (449) 			   (470)
			                                          -------     -------
Income before income taxes	                   44,201			   19,240

Provision for income taxes	                   15,470			    5,772
			                                          -------     -------
Net income	                                 $ 28,731 	  $ 13,468
			                                         ========    ========

Net income per common share	                   $0.76	   	  $0.36
			                                           ======      ======
Shares used in calculations of
    net income per common share	          37,912,000			37,226,000








The accompanying notes, together with the Notes to Consolidated
Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	                                             For the Three Months Ended
	                                          April 2, 1995    April 3, 1994
                                           -------------    -------------
	                                             (Dollars in thousands)
Cash flows from operating activities:
     Net income	                              $   28,731		      $  13,468
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
        Depreciation	                              7,742		          7,908
        Amortization	                              1,006              743
        Other non-cash items, net	                 1,392		            967
        Changes in operating assets and
         liabilities:
             Accounts receivable	                (20,452)	        (12,780)
             Inventories	                         (4,130)	         (1,376)
             Refundable income taxes	              1,064		          1,736
             Other assets	                        (7,331)	         (4,293)
             Accounts payable and accruals         5,918		         (8,935)
             Income taxes payable	                 6,730		          1,143
                                                 -------          -------
                 Net cash provided by
                 (used in) operating
                 activities	                      20,670 		        (1,419)
			                                              -------           ------
Cash flows from investing activities:
     Additions to property	                      (12,108)		        (4,813)
     Increase in equipment manufactured
       by the Company	                            (3,176)		          (518)
     Purchase of marketable securities	          (77,591)
     Maturities of marketable securities 	        19,766
                                                 -------           -----
                 Net cash used in
                 investing activities            (73,109)		        (5,331)
			                                              -------           ------
Cash flows from financing activities:
     Payments of long term debt				                                  (208)
     Issuance of common stock under
         employee stock option and
         stock purchase plans	                    11,815		          9,141
     Tax benefit from stock options	               5,332		          2,744
     Acquisition of treasury stock			                             (20,536)
                                                 -------          -------
                 Net cash flows provided
                   by (used in) financing
                   activities	                    17,147           (8,859)
                                                 -------          ------
Decrease in cash and cash equivalents	           (35,292)		       (15,609)
Cash and cash equivalents at beginning
  of period	                                     182,811		        143,578
                                                --------         --------
Cash and cash equivalents at end
  of period	                                    $147,519	        $127,969
                                                ========         ========

Supplementary disclosure of cash flow information:
        Cash paid during the period for:
               Interest	                         $   516		        $   753
               Income taxes	                       2,344		            149

The accompanying notes, together with the Notes to Consolidated
Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations:

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF INCOME


	                                         For the Quarters Ended

	                                      April 2, 1995		April 3, 1994
                                       -------------  -------------
                                          (Dollars in thousands)

Net sales	                                $213,249	     $152,012
			                                       ========      ========
Net income	                               $ 28,731			   $ 13,468
			                                       ========      ========
Percentage of net sales:
     Net sales	                               100%	    		   100%
     Expenses:
          Cost of sales	                       55		    		    56
          Engineering and development	          9		   	      10
          Selling and administrative	          16	     		    21
          Interest, net	                       (1)		  	       0
                                             -----          ----
                                               79            87

     Income before income taxes	               21		   	      13
     Provision for income taxes	                7	   		       4
                                             -----         -----
     Net income	                               14%	  		       9%
		                                           =====         =====
Provision for income taxes as a percentage
     of income before income taxes	            35%		 	       30%
                                             =====         =====

Sales increased 40% to $213.2 million in the first quarter of 1995 compared to the first quarter of 1994. Sales increased in each of the major product lines of the Company - semiconductor test systems, circuit-board test systems, telecommunications test systems, and backplane connection systems. The largest increases in sales occurred in semiconductor test systems and backplane connection systems. Sales of semiconductor test systems grew as semiconductor manufacturers continued to add capacity in respons ology products in the Company's commercial customer base. As a result of the increase in sales volume, income before taxes increased $25 million to $44.2 million in the first quarter of 1995 compared to the same period in 1994.

Incoming orders increased 84% in the first quarter of 1995 to $289 million. Backlog at the end of the first quarter of 1995 was $490 million, compared to $414 million at December 31, 1994.

Cost of sales was 55% of sales in the first quarter of 1995 compared to 56% in the first quarter of 1994. This reduction is due to the fact that the increase in sales volume has permitted increased utilization of certain fixed and semi-variable components of the Company's overhead structure.

Engineering and development expenses were 9% of sales in the first quarter of 1995, compared to 10% in the first quarter of 1994. This decline is attributed to the dollar amount of these expenses increasing at a lesser rate than sales are increasing. Engineering and development expenses grew $3.7 million in the first quarter of 1995 compared to the first quarter of 1994, as a result of increased investment in new product development of semiconductor test systems.

Selling and administrative expenses decreased from 21% of sales to 16% of sales in the first quarter of 1995 compared to the first quarter of 1994, as the dollar amount of these expenses increased only 8% while sales increased 40%.

In the first three months of 1995, the Company had net interest income of $2.5 million compared to $0.6 million in the first three months of 1994. This change was due to higher levels of invested cash and higher interest rates in the first three months of 1995 compared to the first three months of 1994.

During the first quarter of 1995, the Company's effective tax rate was 35% compared to 31% for the year ended December 31, 1994. The Company was able to operate with an effective tax rate below the federal statutory rate of 35% in 1994 through the utilization of tax credit carryforward and foreign loss carryforward amounts.


Changes in Financial Condition During the First Three Months of 1995
- - --------------------------------------------------------------------
During the first three months of 1995, cash and marketable securities increased $23 million to a balance of $226 million. Cash flow provided by
operations was $20.7 million.   Additional cash of $17.1 million was
generated from the Company's employee stock option and stock purchase plans, including the related tax benefit. Cash of $15.3 million was used to fund additions to property, plant and equipment in the first quarter of 1995.

SIGNATURES
- - ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 TERADYNE, INC.
 Registrant



	OWEN W. ROBBINS
 ---------------
	Owen W. Robbins
	Executive Vice President


	May 3, 1995