Form 10-Q
period 1995-07-02
TERADYNE INC
filed 1995-08-08
CIK 97210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                   FORM 10-Q
                                 -------------
                                   (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1995

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of July 28, 1995 was 37,815,624 shares.



                                 TERADYNE, INC.
                                     INDEX



                                                                                                       Page No.
Part I.  Financial Information:

         Condensed Consolidated Balance Sheets -
              July 2, 1995 and December 31, 1994.......................................................3

         Condensed Consolidated Statements of Income -
              Quarters and Six Months Ended July 2, 1995 and July 3, 1994..............................4

         Condensed Consolidated Statements of Cash Flows -
              Six Months Ended July 2, 1995 and July 3, 1994...........................................5

         Notes to Condensed Consolidated Financial Statements..........................................6

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........................................7-8


Part II.  Other Information:

         Item 4. Submission of Matters to a Vote of Security Holders...................................9

         Item 6(b).  Reports on Form 8-K...............................................................9



                                 TERADYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                    July 2, 1995    December 31, 1994
                                                                                     (Unaudited)

                                   ASSETS

Current assets:
     Cash and cash equivalents..........................................             $  145,519         $   182,811
     Marketable securities..............................................                 98,902              19,766
     Accounts receivable - trade........................................                178,514             129,074
     Inventories:
          Parts.........................................................                 69,148              49,216
          Assemblies in progress........................................                 43,664              42,667
                                                                                     ----------         -----------
                                                                                        112,812              91,883
     Refundable income taxes............................................                                      1,064
     Deferred tax assets................................................                 14,767              14,767
     Prepayments and other current assets...............................                  9,980               7,294
                                                                                     ----------         -----------
          Total current assets..........................................                560,494             446,659

Property, at cost.......................................................                421,958             395,248
     Less accumulated depreciation......................................               (223,207)           (211,606)
                                                                                     ----------         -----------
          Net property..................................................                198,751             183,642
Other assets............................................................                 28,311              25,641
                                                                                     ----------         -----------
          Total assets..................................................             $  787,556          $  655,942
                                                                                     ----------         -----------


                                 LIABILITIES

Current liabilities:
     Notes payable - banks..............................................            $     9,835         $     8,431
     Current portion of long term debt..................................                    394                 250
     Accounts payable - trade...........................................                 25,400              13,305
     Accrued employees' compensation and withholdings...................                 46,419              38,263
     Unearned service revenue and customer advances.....................                 50,021              46,386
     Other accrued liabilities..........................................                 28,515              27,088
     Income taxes payable...............................................                 12,247               5,437
                                                                                    -----------         -----------
          Total current liabilities.....................................                172,831             139,160
Deferred tax liabilities................................................                 14,722              14,722
Long-term debt..........................................................                  9,284               8,806
                                                                                    -----------         -----------
          Total liabilities.............................................                196,837             162,688
                                                                                    -----------         -----------

                                 SHAREHOLDERS' EQUITY

Common stock  $0.125 par value, authorized  125,000,000  shares
    (75,000,000  in 1994), issued and outstanding after deduction
    of reacquired shares 37,610,648 (36,351,527 in 1994)................                  4,700               4,544
Additional paid-in capital..............................................                278,321             248,497
Retained earnings.......................................................                307,698             240,213
                                                                                    -----------         ----------
          Total shareholders' equity....................................                590,719             493,254
                                                                                    -----------         -----------
          Total liabilities and shareholders' equity....................             $  787,556          $  655,942
                                                                                     ----------          ----------

The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.




                                 TERADYNE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                    For the Quarters Ended               For the Six Months Ended
                                                          (Dollars in thousands except per share amount)
                                              July 2, 1995        July 3, 1994       July 2, 1995      July 3, 1994
                                              -------------       -------------      -------------     ------------

Net sales..................................   $  256,133        $  156,497           $ 469,382         $  308,509

Expenses:
     Cost of sales.........................      135,210           87,342              252,831            173,004
     Engineering and development...........      25,433            17,305              44,943             33,162
     Selling and administrative............      37,178            31,764              71,609             63,635
                                                 -------           -------             -------            -------
                                                 197,821           136,411             369,383            269,801
                                                 -------           -------             -------            -------
Income from operations.....................      58,312            20,086              99,999             38,708


Other income (expense):
    Interest income........................      3,440             1,237               2,325              6,403
    Interest expense.......................      (507)             (399)               (956)              (869)
                                                 -----             -----               -----              -----


Income before income taxes.................      61,245            20,924              105,446            40,164


Provision for income taxes.................      22,491            6,277               37,961             12,049
                                                 -------           ------              -------            ------
Net income................................    $  38,754         $  14,647            $ 67,485          $  28,115
                                                 -------           ------              -------            ------

Net income per common share................      $1.00             $0.40               $1.76              $0.76

Shares used in calculations of
    net income per common share............      38,708,000        36,729,000        38,310,000        36,978,000
                                                 ----------        ----------        ----------        ----------















The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.




                                 TERADYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                             For the Six Months Ended
                                                                           July 2, 1995      July 3, 1994
                                                                              (Dollars in thousands)
Cash flows from operating activities:
     Net income........................................................  $ 67,485            $ 28,115
     Adjustments to  reconcile  net  income to net cash  provided  by operating activities:
        Depreciation...................................................    16,118              15,776
        Amortization...................................................    2,138               1,655
        Other non-cash items, net......................................    4,209               1,450
        Changes in operating assets and liabilities:
             Accounts receivable.......................................    (49,440)            (2,779)
             Inventories...............................................    (20,929)            (7,557)
             Refundable income taxes...................................    1,064               1,800
             Other assets..............................................    (9,389)             (9,337)
             Accounts payable and accruals.............................    25,313              (3,418)
             Income taxes payable......................................    6,810               5,154
                                                                           -------            -------
                 Net cash provided by operating activities.............    43,379              30,859
                                                                           -------            -------


Cash flows from investing activities:
     Additions to property.............................................    (24,730)            (8,692)
     Increase in equipment manufactured by the Company.................    (8,582)             (2,406)
     Maturities of marketable securities...............................    19,766
     Purchases of marketable securities................................    (97,007)
                                                                           ---------           --------
                 Net cash used in investing activities.................    (110,553)           (11,098)



Cash flows from financing activities:
     Payments of long term debt........................................    (98)                (1,584)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................    18,730              10,048
     Tax benefit from stock options....................................    11,250              3,145
     Acquisition of treasury stock.....................................                        (24,597)
                                                                           ------              --------
                 Net cash flows provided by (used in) financing
                     activities........................................    29,882              (12,988)
                                                                           ------              --------

Increase (decrease) in cash and cash equivalents.......................    (37,292)            6,773
Cash and cash equivalents at beginning of period.......................    182,811             143,578
                                                                           -------             -------
Cash and cash equivalents at end of period.............................  $ 145,519           $ 150,351
                                                                           -------             -------

Supplementary disclosure of cash flow  information:  Cash paid during the period for:
               Interest................................................  $ 962               $ 880
               Income taxes............................................    18,837              1,950


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

B.   Common Stock Split

     On July 24, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend to be distributed on August 29, 1995 to shareholders of record on August 8, 1995.
     The common stock split has not been reflected in these financial statements

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations:

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                                For the Quarters Ended              For the Six Months Ended

                                                              July 2, 1995    July 3, 1994        July 2, 1995   July 3, 1994

                                                                                      (Dollars in Thousands)

Net sales...........................................       $  256,133        $  156,479        $  469,382        $  308,509
                                                           ----------        ----------        ----------        ----------

Net income..........................................       $   38,754        $   14,647        $   67,485        $   28,115
                                                           ----------        ----------        ----------        ----------

Percentage of net sales:
     Net sales......................................             100%              100%              100%                100%
     Expenses:
          Cost of sales.............................             53                56                54                  56
          Engineering and development...............             10                11                10                  11
          Selling and administrative................             14                20                15                  21
          Interest, net.............................             (1)                0                (1)                 (1)
                                                                 ---               ---               ---                 ---
                                                                 76                87                78                  87

     Income before income taxes.....................             24                13                22                  13

     Provision for income taxes.....................              9                 4                 8                   4
                                                                 ---               ---               ---                 ---

     Net income.....................................             15%                9%               14%                  9%
                                                                 ---               ---               ---                 ---

Provision for income taxes as a percentage
     of income before income taxes..................             37%               30%               36%                 30%
                                                                 ---               ---               ---                 ---

     Sales increased 64% to $256.1 million in the second quarter of 1995 compared to the second quarter of 1994. In the first six months of 1995, sales increased 52% to $469.4 million compared to the first six months of 1994. The growth in sales in the second quarter occurred in each of the major product lines of the Company: semiconductor test systems and telecommunications systems growing most rapidly followed by strong performance in backplane connection systems and by more modest growth in assembly test systems. Sales of semiconductor test systems were the major driver of the sales increase as semiconductor manufacturers added capacity in response to rising demand for their products. Telecommunications sales increased with the growing installation of telephone-line test equipment at the Deutsche Bundepost Telekom in Germany. Sales of backplane connection systems increased as a result of greater penetration into the Company's high technology commercial customer base. As a result of the increase in sales, income before taxes increased $40.3 million in the second quarter and $65.3 million in the six months ending July 2, 1995 , compared to the same periods in 1994.

     Incoming orders were $410 million in the second quarter of 1995 compared to $186 million in the second quarter of 1994. In the second quarter of 1995, incoming test equipment orders included multi-year military contracts totaling $98 million. Backlog at the end of the second quarter of 1995 was $644 million compared to $323 million at the end of the second quarter of 1994.



     Cost of sales decreased from 56% of sales in the second quarter of 1994 to 53% in the second quarter of 1995. In the first six months of 1995, cost of sales decreased to 54% of sales from 56% in the same period of 1994. The Company has implemented an aggressive program with its vendors to lower the cost of incoming materials in order to offset reduced sales prices for its products. Additionally, cost of sales reduction comes as a result of sales volume increasing while certain overhead components of cost of sales remain fixed.

     Engineering and development expenses were 10% of sales in the second quarter and the first six months of 1995, compared to 11% in the second quarter and first six months of 1994. The dollar amount of these expenses has increased at a lesser rate than sales have increased. The dollar amount increase was for support of new product development efforts in semiconductor test systems, and included a non-recurring charge of approximately $3 million.

     Selling and administrative expenses decreased from 20% of sales to 14% of sales in the second quarter of 1995 compared to the second quarter of 1994 and from 21% of sales to 15% in the first six months of 1995 as compared to the first six months of 1994. The dollar increase of these expenses has not kept pace with the increase in the Company's sales.

     In the first six months of 1995, the Company had net interest income of $5.4 million compared to net interest income of $1.5 million in the first six months of 1994. This change was due to higher levels of invested cash in the first six months of 1995 compared to the first six months of 1994.

     During the second quarter of 1995, the Company's effective tax rate increased to 36% of pre-tax income on a year to date basis, creating a 37% effective tax rate in the second quarter. The 1994 effective tax rate was 31% as the Company utilized tax credit carryforward and foreign loss carryforward amounts. In 1995, these carryforwards are essentially no longer available.

Changes in Financial Condition During the First Six Months of 1995
------------------------------------------------------------------

     During the first six months of 1995, cash and cash equivalents and marketable securities increased $41.8 million to a balance of $244.4 million. Cash flow provided by operations was $43.4 million. The Company generated cash of $29.9 million under the Company's employee stock option and stock purchase plans, including the tax related benefit. The Company used $33.3 million to fund property and equipment additions during the six month period. While capital spending outpaced depreciation expense, the net growth in investment in property, plant and equipment was less than the growth in sales. From the end of the year 1994, accounts receivable and inventories have increased at approximately the same rate as the increase in sales.



Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of security holders of the Company was held May 24, 1995. The following were elected as Directors:

                                                          Total Vote                           Total Vote Withheld
Nominee                                                For Each Nominee                          For Each Nominee

John P. Mulroney                                          29,463,406                                 206,057
Owen W. Robbins                                           29,362,125                                 307,338
Richard J. Testa                                          29,363,071                                 306,392

The Term of office for the following directors continued after the meeting: Alexander V. d'Arbeloff; Edwin L. Artzt;
Albert Carnesale; Daniel S. Gregory; Dwight H. Hibbard; and James A. Prestridge.

An amendment to the Registrant's Restated Articles of Organization, to increase the amount of the Registrant's authorized Common Stock, par value $0.125 per share, from 75,000,000 to 125,000,000, was approved, with 26,581,818 shares voting in favor, 3,025,951 shares voting against, and 61,694 shares abstaining.

Item 6(b).  Reports on Form 8-K
-------------------------------

There had been no Form 8-K filings during the quarter ended July 2, 1995 as none were required.








                                                          SIGNATURES
                                                          ----------


                                                          Pursuant to the requirements of the Securities Exchange Act of
                                                          1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        TERADYNE, INC.
                                                                   ------------------------
                                                                          Registrant

                                                                       OWEN W.ROBBINS
                                                                   ------------------------
                                                                       Owen W. Robbins
                                                                   Executive Vice President


August 8, 1995