Form 10-Q/A
period 1995-07-02
TERADYNE INC
filed 1995-10-27
CIK 97210

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549
                                   ----------


                                   FORM 10-Q/A
                                 -------------
                                   (Mark One)


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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _


     The number of shares outstanding of the registrant's only class of Common Stock as of July 28, 1995 was 75,631,248 shares.



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


Part II.  Other Information:

         Item 4. Submission of Matters to a Vote of Security Holders...................................9

         Item 6(b).  Reports on Form 8-K...............................................................9



                                 TERADYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                    July 2, 1995    December 31, 1994
                                                                                     (Unaudited)

                                   ASSETS

Current assets:
     Cash and cash equivalents..........................................             $  145,519         $   182,811
     Marketable securities..............................................                 98,902              19,766
     Accounts receivable - trade........................................                178,514             129,074
     Inventories:
          Parts.........................................................                 69,148              49,216
          Assemblies in progress........................................                 43,664              42,667
                                                                                     ----------         -----------
                                                                                        112,812              91,883
     Refundable income taxes............................................                                      1,064
     Deferred tax assets................................................                 14,767              14,767
     Prepayments and other current assets...............................                  9,980               7,294
                                                                                     ----------         -----------
          Total current assets..........................................                560,494             446,659

Property, at cost.......................................................                421,958             395,248
     Less accumulated depreciation......................................               (223,207)           (211,606)
                                                                                     ----------         -----------
          Net property..................................................                198,751             183,642
Other assets............................................................                 28,311              25,641
                                                                                     ----------         -----------
          Total assets..................................................             $  787,556          $  655,942
                                                                                     ----------         -----------


                                 LIABILITIES

Current liabilities:
     Notes payable - banks..............................................            $     9,835         $     8,431
     Current portion of long term debt..................................                    394                 250
     Accounts payable - trade...........................................                 25,400              13,305
     Accrued employees' compensation and withholdings...................                 46,419              38,263
     Unearned service revenue and customer advances.....................                 50,021              46,386
     Other accrued liabilities..........................................                 28,515              27,088
     Income taxes payable...............................................                 12,247               5,437
                                                                                    -----------         -----------
          Total current liabilities.....................................                172,831             139,160
Deferred tax liabilities................................................                 14,722              14,722
Long-term debt..........................................................                  9,284               8,806
                                                                                    -----------         -----------
          Total liabilities.............................................                196,837             162,688
                                                                                    -----------         -----------

                                 SHAREHOLDERS' EQUITY


Common stock  $0.125 par value, authorized  125,000,000  shares
    (75,000,000  in 1994), issued and outstanding after deduction
    of reacquired shares 75,221,296 (36,351,527 in 1994)................                  9,400               4,544
Additional paid-in capital..............................................                273,621             248,497
Retained earnings.......................................................                307,698             240,213
                                                                                    -----------         ----------
          Total shareholders' equity....................................                590,719             493,254
                                                                                    -----------         -----------
          Total liabilities and shareholders' equity....................             $  787,556          $  655,942
                                                                                     ----------          ----------


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.




                                 TERADYNE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                    For the Quarters Ended               For the Six Months Ended
                                                          (Dollars in thousands except per share amount)
                                              July 2, 1995        July 3, 1994       July 2, 1995      July 3, 1994
                                              -------------       -------------      -------------     ------------

Net sales..................................   $  256,133        $  156,497           $ 469,382         $  308,509

Expenses:
     Cost of sales.........................      135,210           87,342              252,831            173,004
     Engineering and development...........      25,433            17,305              44,943             33,162
     Selling and administrative............      37,178            31,764              71,609             63,635
                                                 -------           -------             -------            -------
                                                 197,821           136,411             369,383            269,801
                                                 -------           -------             -------            -------
Income from operations.....................      58,312            20,086              99,999             38,708


Other income (expense):
    Interest income........................      3,440             1,237               2,325              6,403
    Interest expense.......................      (507)             (399)               (956)              (869)
                                                 -----             -----               -----              -----


Income before income taxes.................      61,245            20,924              105,446            40,164


Provision for income taxes.................      22,491            6,277               37,961             12,049
                                                 -------           ------              -------            ------
Net income................................    $  38,754         $  14,647            $ 67,485          $  28,115
                                                 -------           ------              -------            ------


Net income per common share................      $0.50             $0.20               $0.88              $0.38

Shares used in calculations of
    net income per common share............      77,416,000        73,458,000        76,620,000        73,956,000
                                                 ----------        ----------        ----------        ----------
















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

B.   Common Stock Split


     On July 24, 1995 the Company's Board of Directors authorized a two for one stock split effected in the form of a 100% stock dividend to be distributed on August 29, 1995 to shareholders of record as of August 8, 1995.
     As a result of the stock split, the accompanying condensed consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company at December 31, 1994.

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



October 26, 1995