Form 10-Q
period 1995-10-01
TERADYNE INC
filed 1995-10-27
CIK 97210

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

                 For the quarterly period ended October 1, 1995

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

The number of shares outstanding of the registrant's only class of Common Stock as of October 20, 1995 was 75,781,058 shares.



                                 TERADYNE, INC.
                                     INDEX






                                                                                                      Page No.
Part I.  Financial Information:

         Condensed Consolidated Balance Sheets -
              October 1, 1995 and December 31, 1994....................................................3

         Condensed Consolidated Statements of Income -
              Quarters and Nine Months Ended October 1, 1995 and October 2, 1994.......................4

         Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended October 1, 1995 and October 2, 1994....................................5

              Notes to Condensed Consolidated Financial Statements.....................................6

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........................................7-8


Part II.  Other Information:

          Item 6(b).  Reports on Form 8-K..............................................................9




                                 TERADYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                October 1, 1995     December 31, 1994
                                                                                   (Unaudited)

                                   ASSETS

Current assets:
     Cash and cash equivalents..........................................             $  234,187         $   182,811
     Marketable securities..............................................                 19,920              19,766
     Accounts receivable - trade........................................                206,359             129,074
     Inventories:
          Parts.........................................................                 81,219              49,216
          Assemblies in progress........................................                 47,313              42,667
                                                                                        128,532              91,883
     Refundable income taxes............................................                                      1,064
     Deferred tax assets................................................                 14,767              14,767
     Prepayments and other current assets...............................                 10,978               7,294
          Total current assets..........................................                614,743             446,659

Property, plant and equipment, at cost..................................                452,980             417,765

     Less accumulated depreciation......................................               (236,651)           (227,319)
          Net property, plant and                                                       216,329             190,446
equipment................................................
Other assets ...........................................................                 17,794              18,837
          Total assets..................................................             $  848,866          $  655,942


                                 LIABILITIES

Current liabilities:
     Notes payable - banks..............................................            $     8,455         $     8,431
     Current portion of long term debt..................................                    418                 250
     Accounts payable - trade...........................................                 28,102              13,305
     Accrued employees' compensation and withholdings...................                 48,700              38,263
     Unearned service revenue and customer advances.....................                 50,653              46,386
     Other accrued liabilities..........................................                 29,488              27,088
     Income taxes payable...............................................                 13,807               5,437
          Total current liabilities.....................................                179,623             139,160
Deferred tax liabilities................................................                 14,722              14,722
Long-term debt..........................................................                  8,482               8,806
          Total liabilities.............................................                202,827             162,688

                                                            SHAREHOLDERS' EQUITY

Common stock $0.125 par value,  authorized  125,000,000  shares
     (75,000,000  in 1994), issued and outstanding after deduction
     of reacquired shares 75,747,638 (36,351,527 in 1994) ..............                  9,467               4,544
Additional paid-in capital..............................................                282,895             248,497
Retained earnings.......................................................                353,677             240,213
          Total shareholders' equity....................................                646,039             493,254
          Total liabilities and shareholders' equity....................             $  848,866          $  655,942

The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.




                                 TERADYNE, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                                                       For the Quarters Ended           For the Nine Months Ended
                                                          (Dollars in thousands except per share amount)
                                                 Oct. 1, 1995        Oct. 2, 1994       Oct. 1, 1995        Oct. 2, 1994

Net sales..................................      $  285,570          $  178,840         $  754,952          $  487,349

Expenses:
     Cost of sales.........................         149,651             99,964             402,482             272,968
     Engineering and development...........         27,511              17,934             72,454              51,096
     Selling and administrative............         39,926              32,148             111,535             95,783
                                                    -------             -------            -------             -------
                                                    217,088             150,046            586,471             419,847
                                                    -------             -------            -------             -------
Income from operations.....................         68,482              28,794             168,481             67,502


Other income (expense):
    Interest income........................         3,687               1,708              10,090              4,033
    Interest expense.......................         (323)               (413)              (1,279)             (1,282)
                                                    -----               -----              -------             -------
Income before income taxes.................         71,846              30,089             177,292             70,253

Provision for income taxes.................         25,867              9,729              63,828              21,778
                                                    ------              ------             -------             ------

Net income.................................      $  45,979           $  20,360          $  113,464          $  48,475
                                                    ------              ------             -------             ------
Net income per common share................
                                                    $0.59               $0.28              $1.47               $0.66

Shares used in calculations of net income
    per common share ......................         78,519,000          74,018,000         77,253,000          73,976,000
                                                    ----------          ----------         ----------          ----------














The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Form 10-K for the year ended December 31, 1994 are an integral part of the condensed consolidated financial statements.




                                 TERADYNE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                      For the Nine Months Ended
                                                                                   Oct. 1, 1995        Oct. 2, 1994
                                                                                        (Dollars in thousands)
Cash flows from operating activities:
     Net income........................................................         $  113,464            $  48,475
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation...................................................             25,858               23,584
        Amortization...................................................              2,661                2,628
        Other non-cash items, net......................................              4,021                1,615
        Changes in operating assets and liabilities:
             Accounts receivable.......................................           (77,285)             (26,581)
             Inventories...............................................           (36,649)             (12,227)
             Refundable income taxes...................................              1,064                2,049
             Other assets..............................................           (10,322)             (13,036)
             Accounts payable and accruals.............................             31,901               16,427
             Income taxes payable......................................             24,875               10,803
                                                                                  --------             --------
                Net cash provided by operating activities.............              79,588               53,737


Cash flows from investing activities:
     Additions to property.............................................           (41,934)             (16,158)
     Increase in equipment manufactured by the Company.................           (10,649)              (4,189)
     Maturities of marketable securities...............................           326,059
     Purchases of marketable securities................................          (324,318)             (19,475)
                                                                                 ---------             --------
                 Net cash used in investing activities.................           (50,842)             (39,822)

Cash flows from financing activities:
     Payments on long term debt........................................              (187)              (1,584)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................             22,817               13,230
     Acquisition of treasury stock.....................................                                (24,597)
                                                                                    ------             --------
                 Net cash flows provided by (used in) financing activities          22,630             (12,951)

Increase in cash and cash equivalents..................................             51,376                  964
Cash and cash equivalents at beginning of period.......................            182,811              143,578
                                                                                   -------              -------
Cash and cash equivalents at end of period.............................         $  234,187           $  144,542
                                                                                   -------              -------
Supplementary disclosure of cash flow  information: Cash paid during the period for:
               Interest................................................         $  1,392            $   1,266
               Income taxes............................................            37,273               8,926

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

     Certain prior year amounts have been reclassified to conform to the current year presentation.

B.   Common Stock Split

     On July 24, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995 to shareholders of record as of August 8, 1995. As a result of the stock split, the accompanying condensed consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company at December 31, 1994.

C.   Proposed Merger

     On September 5, 1995, Teradyne, Inc. ("Teradyne") entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement") with M Merger Corp., a Delaware corporation and wholly owned subsidiary of Teradyne ("Merger Sub"), and Megatest Corporation, a Delaware corporation ("Megatest"). Pursuant to the Merger Agreement, and upon the satisfaction of all closing conditions, Merger Sub will merge (the "Merger") with and into Megatest, with Megatest as the surviving corporation.

     Upon the closing of the Merger, each outstanding share of Megatest common stock will be converted into the right to receive 0.9091 shares of Teradyne common stock, subject to the following adjustment (.9091 shares, as adjusted, the "Exchange Ratio"): (i) if the Final Teradyne Stock Price (as defined below) is equal to or less than $36.00 per share, no adjustment to the Exchange Ratio shall be made; (ii) if the Final Teradyne Stock Price is greater than $36.00 per share then the Exchange Ratio shall be adjusted pursuant to the following formula:

     Exchange Ratio = _______________1________________
                       (Final Teradyne Stock Price x .02) + .38

     but in no event will the Exchange Ratio be greater than .9091 or less than .8333. "Final Teradyne Stock Price" shall mean the average of the closing prices of Teradyne common stock for the twenty consecutive days on which Teradyne common stock is traded on The New York Stock Exchange ending on the fifth calendar day immediately preceding the Special Meeting of Megatest Stockholders held for the purpose of approving the Merger.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                             For the Quarters Ended              For the Nine Months Ended
                                                             ----------------------              -------------------------
                                                           Oct. 1, 1995      Oct. 2, 1994      Oct. 1, 1995      Oct. 2, 1994
                                                           ------------      ------------      ------------      ------------
                                                                                      (Dollars in Thousands)

Net sales...........................................       $  285,570        $  178,840        $  754,952        $  487,349
                                                           ----------        ----------        ----------        ----------
Net income..........................................       $   45,979        $   20,360        $  113,464        $   48,475
                                                           ----------        ----------        ----------        ----------
Percentage of net sales:
     Net sales......................................             100%              100%              100%              100%
     Expenses:
          Cost of sales.............................               52                56                53                56

          Engineering and development...............               10                10                10                10

          Selling and administrative................               14                18                15                20

          Interest, net.............................               (1)               (1)               (1)                0
                                                                   ---               ---               ---              ---
                                                                   75                 83               77                86


     Income before income taxes.....................               25                 17               23                14
     Provision for income taxes.....................                9                  5                8                 4
                                                                   ---                ---              ---               ---
     Net income.....................................               16%                12%              15%               10%
                                                                   ---                ---              ---               ---
Provision for income taxes as a percentage
     of income before income taxes..................               36%                32%              36%               31%
                                                                   ---                ---              ---               ---

Results of Operations:
----------------------

Sales increased 60% to $285.6 million in the third quarter of 1995 compared to the third quarter of 1994. In the first nine months of 1995, sales increased 55% to $755.0 million compared to the first nine months of 1994. The growth in sales in the third quarter occurred in each of the major product lines of the company. Sales of semiconductor test systems were the major contributor to the Company's overall increase in sales. This increase occurred as semiconductor manufacturers added capacity in response to rising demand for their products. Telecommunications sales increased with the growing installation of telephone-line test equipment at the Deutsche Bundepost Telekom in Germany.
Sales of backplane connection systems increased as a result of greater penetration into the Company's high technology commercial customer base. As a result of the increase in sales, income before income taxes increased $41.8 million in the third quarter and $107.0 million in the nine months ending October 1, 1995, compared to the same periods in 1994.

Incoming orders were $283 million in the third quarter of 1995 compared to $180 million in the third quarter of 1994. Backlog at the end of the third quarter of 1995 was $641 million compared to $324 million at the end of the third quarter of 1994.





Cost of sales decreased from 56% of sales in the third quarter of 1994 to 52% in the third quarter of 1995. In the first nine months of 1995, cost of sales decreased to 53% of sales from 56% in the same period of 1994. The Company has implemented an aggressive program with its vendors to lower the cost of incoming materials in order to offset reduced sales prices for its products. Additionally, cost of sales reduction comes as a result of sales volume increasing while certain overhead components of cost of sales remain fixed.

Engineering and development expenses approximated 10% of sales in the third quarter and the first nine months of 1995 and 1994 as the growth in the Company's investment in new products kept pace with the growth in sales. This increase was for support of new product development efforts in semiconductor test systems, and also included, in the nine months of 1995, a non-recurring charge of approximately $3 million related to the acquisition of incomplete technology.

Selling and administrative expenses decreased from 18% of sales to 14% of sales in the third quarter of 1995 compared to the third quarter of 1994 and from 20% of sales to 15% in the first nine months of 1995 as compared to the first nine months of 1994. The dollar increase of these expenses has not kept pace with the increase in the Company's sales.

In the first nine months of 1995, the Company had net interest income of $8.8 million compared to net interest income of $2.8 million in the first nine months of 1994. This change was due to higher levels of invested cash in the first nine months of 1995 compared to the first nine months of 1994.

During the third quarter of 1995, the Company maintained an effective tax rate of 36% of pre-tax income on a year to date basis. The 1994 effective tax rate was 31% as the Company utilized tax credit carryforward and foreign loss carryforward amounts. In 1995, these carryforwards are essentially no longer available.

In September 1995, the Company entered into an agreement to merge with Megatest Corporation of San Jose, California. Megatest makes several lines of test equipment for the semiconductor industry. The Company believes the merger will enhance its position as a leading supplier of automatic test equipment to the semiconductor industry. The closing of this merger is subject to approval by Megatest's stockholders.

For further information, refer to the Company's Current Report on Form 8-K dated September 5, 1995 filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

During the first nine months of 1995, cash and marketable securities increased $51.5 million to a balance of $254.1 million. Cash flow provided by operations was $79.6 million. Additionally, the Company generated cash of $22.8 million under the Company's employee stock option and stock purchase plans. The Company used $52.5 million to fund property and equipment additions during the nine month period. While capital spending outpaced depreciation expense, the net growth in investment in property, plant and equipment was less than the growth in sales. From the end of the year 1994, accounts receivable and inventories have increased at approximately the same rate as the increase in sales.

Item 6(b).  Reports on Form 8-K
-------------------------------

A Current Report on Form 8-K dated August 29, 1995, has been filed with the Securities and Exchange Commission relating to the declaration of a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995 to shareholders of record on August 8, 1995.

A Current Report on Form 8-K dated September 5, 1995, has been filed with the Securities and Exchange Commission relatingto the execution by Teradyne, Inc., of an Agreement and Plan of Merger and Reorganization with M Merger Corp., a wholly-owned subsidiary of Teradyne, Inc., and Megatest Corporation.








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

                                       TERADYNE, INC.
                                  ------------------------
                                         Registrant

                                      OWEN W. ROBBINS
                                  ------------------------
                                      Owen W. Robbins
                                  Executive Vice President


October 26, 1995