Form 10-K
period 1995-12-31
TERADYNE INC
filed 1996-03-26
CIK 97210

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-6462

                             ---------------------

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

     TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.125                   New York Stock Exchange

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes [ X ]  No [   ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any
amendment to this Form 10-K. [   ]
     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 16, 1996 was $1.78 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.
     The number of shares outstanding of the registrant's only class of Common Stock as of February 16, 1996 was 83,383,894 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1996 annual meeting of shareholders are incorporated by reference into Part III.
================================================================================

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

  ITEM 1:  BUSINESS

     Teradyne, Inc. is a manufacturer of electronic test systems and backplane connection systems used in the electronics and telecommunications industries. For financial information concerning these two industry segments, see "Note O:
Industry Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

     On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger of M Merger Corp., a wholly owned subsidiary of the Company, with and into Megatest. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. Megatest, whose headquarters are in San Jose, California, designs, manufactures, markets, and services electronic test systems for the integrated circuit industry. The Megatest combination has been accounted for as a pooling of interests. All financial information contained in this report has been restated to reflect the pooling of interests with Megatest and to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed August 29, 1995. For further information concerning the merger, see "Note C: Merger -- Pooling of Interests" in Notes to Consolidated Financial Statements.

     Statements in this Annual Report on Form 10-K which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

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

     Electronic test systems produced by the Company include: (i) test systems for a wide variety of semiconductors, including digital, analog, and mixed signal integrated circuits ("semiconductor test systems"), (ii) test systems for circuit boards and other assemblies ("circuit-board test systems"), and (iii) test systems for telephone lines and networks ("telecommunications test systems"). The Company's test systems are all controlled by computers, and programming and operating software is supplied both as an integral part of the product and as a separately priced enhancement. Semiconductor test systems accounted for 69% of consolidated net sales in 1995 and 62% in 1994 and 1993. Circuit-board test systems accounted for 11% of consolidated net sales in 1995, 15% in 1994, and 17% in 1993. Telecommunications test systems accounted for 7% of consolidated net sales in 1995, 6% in 1994, and 7% in 1993.

     The Company's systems are extremely complex and require extensive support both by the customer and by the Company. Prices for the Company's systems range from less than $100,000 to $5 million or more.

BACKPLANE CONNECTION SYSTEMS

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplanes are custom-configured to meet specific customer requirements. The Company has begun to extend the manufacture of backplane connection systems to include the manufacture of fully integrated electronic assemblies that incorporate backplane, card cage, cabling, and related design and production services. Backplane connection systems accounted for 13% of consolidated net sales in 1995, 17% in 1994, and 14% in 1993.

                              MARKETING AND SALES

MARKETS

     The Company sells its products across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. No single customer accounted for 10% or more of net sales in 1995. In 1995, the Company's four largest customers accounted for 31% of net sales.

     Direct sales to United States government agencies accounted for less than 2% of net sales in 1995, less than 1% in 1994 and approximately 2% of net sales in 1993. Sales are also made within each of the Company's segments to customers who are government contractors. Approximately 17% of backplane connection systems sales and less than 10% of electronic test systems sales fell into this category during 1995.

     The Company's international customers are located primarily in Europe, the Asia Pacific region, and Japan. The Company sells in these areas both directly and through foreign sales subsidiaries. Substantially all of the Company's manufacturing activities are conducted in the United States.

     Domestic export sales and foreign jurisdictional sales (which amounted to less than 10% of total net sales in all periods presented) to international customers accounted for 52% of net sales in 1995, 46% in 1994, and 41% in 1993. Identifiable assets of the Company's foreign subsidiaries, consisting principally of operating assets used in support of domestic export sales, approximated $125.2 million at December 31, 1995, $94.5 million at December 31, 1994, and $65.0 million at December 31, 1993. Of these identifiable assets at December 31, 1995, $79.9 million were in Europe, $38.6 million were in Japan, and $6.7 million were in the Asia Pacific region.

     The Company is subject to the inherent risks involved in international trade, such as political and economic instability, restrictive trade policies, controls on funds transfer, foreign currency fluctuations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company attempts to reduce the effects of currency fluctuations by hedging part of its exposed position and by conducting some of its foreign transactions in U.S. dollars or dollar equivalents.

DISTRIBUTION

     The Company sells its products primarily through a direct sales force. The Company has sales and service offices throughout North America, Europe, the Asia Pacific region, and Japan.

COMPETITION

     The Company faces substantial competition throughout the world, primarily from electronic test systems manufacturers located in the United States, Europe, and Japan, as well as several of the Company's customers. Some of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of existing products.

                                    BACKLOG

     On December 31, 1995, the Company's backlog of unfilled orders for electronic test systems and backplane connection systems was approximately $607.1 million and $52.2 million, respectively, compared with $352.0 million and $66.3 million, respectively, on December 31, 1994. Of the backlog at December 31, 1995, approximately 92% of the electronic test systems backlog and approximately 94% of the backplane connection systems backlog are expected to be delivered in 1996. The electronic test systems backlog at December 31, 1995 includes $40.2 million of United States government orders for M900 VXI Digital Test subsystems for the U.S. Navy's Consolidated Automated Support System (CASS) which are unfunded. The unfunded orders are for shipments scheduled to be delivered in 1997 and beyond. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal or unusual factors related to the backlog.

                                 RAW MATERIALS

     The Company's products require a wide variety of electronic and mechanical components. In the past, the Company has experienced occasional delays in obtaining timely delivery of certain items. Additionally, the Company could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Any prolonged inability of the Company to obtain adequate yields or deliveries, or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's business, financial condition, and results of operations.

                              PATENTS AND LICENSES

     The development of products by the Company, both hardware and software, is largely based on proprietary information. The Company protects its rights in proprietary information through various methods such as copyrights, trademarks, patents and patent applications, software license agreements, and employee agreements. The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company.

                                   EMPLOYEES

     As of December 31, 1995, the Company employed approximately 5,200 persons. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

                     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $123.5 million in 1995, $86.6 million in 1994, and $74.6 million in 1993. These expenditures amounted to approximately 10% of net sales in 1995, 11% in 1994, and 12% in 1993.

                             ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These include laws such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act of 1986, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act of 1976, and the Hazardous and Solid Waste Amendments of 1984. In the opinion of management, the costs associated with complying with these laws and regulations has not had and is currently not expected to have a material adverse effect upon the capital expenditures, earnings and competitive position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their positions held with the Company and other business experience. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

                                                                 BUSINESS EXPERIENCE FOR THE PAST 5
     EXECUTIVE OFFICER        AGE            POSITION                          YEARS
----------------------------  ----  ---------------------------  ----------------------------------
Alexander V. d'Arbeloff.....  68    Chairman of the Board and    Chairman of the Board of the
                                    Chief Executive Officer      Company since 1977; Chief
                                                                 Executive Officer beginning in
                                                                 1996; President of the Company
                                                                 from 1971 to 1996; Director of the
                                                                 Company since 1960.

James A. Prestridge.........  64    Vice Chairman of the Board   Vice Chairman of the Board
                                    and Executive Vice           beginning in 1996; Executive Vice
                                    President                    President of the Company since
                                                                 1992; Vice President of the
                                                                 Company from 1971 to 1992.

Owen W. Robbins.............  66    Vice Chairman of the Board   Vice Chairman of the Board
                                    and Executive Vice           beginning in 1996; Executive Vice
                                    President                    President of the Company since
                                                                 1992; Vice President of the
                                                                 Company from 1977 to 1992.

George W. Chamillard........  57    President, Chief Operating   President, Chief Operating
                                    Officer, and Member of the   Officer, and Director of the
                                    Board                        Company beginning in 1996;
                                                                 Executive Vice President of the
                                                                 Company from 1994 to 1996; Vice
                                                                 President of the Company from 1981
                                                                 to 1993.

Michael A. Bradley..........  47    Vice President               Vice President of the Company
                                                                 since 1992; TQM Manager of the
                                                                 Company from 1990 to 1992.

George V. d'Arbeloff........  51    Vice President               Vice President of the Company
                                                                 since 1980.

Ronald J. Dias..............  52    Vice President               Vice President of the Company
                                                                 since 1988.

John E. Halter..............  62    Vice President               Vice President beginning in 1996;
                                                                 President and Chief Executive
                                                                 Officer of Megatest Corporation
                                                                 from 1990 to 1995.

Donald J. Hamman............  44    Controller                   Controller of the Company since
                                                                 1994; Director of Corporate
                                                                 Accounting from 1986 to 1994.

Jeffrey R. Hotchkiss........  48    Vice President               Vice President of the Company
                                                                 since 1990.

John P. McCabe..............  51    Vice President               Vice President of the Company
                                                                 since 1994; Controller of the
                                                                 Company from 1975 to 1994.

Stuart M. Osattin...........  50    Vice President and           Vice President of the Company
                                    Treasurer                    since 1994; Treasurer of the
                                                                 Company since 1980.

Edward Rogas, Jr. ..........  55    Vice President               Vice President of the Company
                                                                 since 1984.

David L. Sulman.............  52    Vice President               Vice President of the Company
                                                                 since 1994; Division General
                                                                 Manager since 1993; Division
                                                                 Engineering Manager from 1982 to
                                                                 1992.

ITEM 2:  PROPERTIES


     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

                                                                                      APPROXIMATE
                                                                        PROPERTY     SQUARE FEET OF
LOCATION                                                                INTEREST      FLOOR SPACE
--------                                                                --------     --------------
ELECTRONIC TEST SYSTEMS INDUSTRY SEGMENT:

  Boston, Massachusetts.............................................        Own          490,000
  Boston, Massachusetts.............................................      Lease           45,000
  Agoura Hills, California..........................................        Own          360,000
  Deerfield, Illinois...............................................        Own           65,000
  Deerfield, lllinois...............................................      Lease           20,000
  Walnut Creek, California..........................................      Lease           60,000
  Kumamoto, Japan...................................................        Own           28,000
  San Jose, California..............................................        Own          112,000
  San Jose, California..............................................      Lease           17,000

BACKPLANE CONNECTION SYSTEMS INDUSTRY SEGMENT:

  Nashua, New Hampshire.............................................        Own          377,000
  Dublin, Ireland...................................................      Lease           46,000


     The Company is subleasing an additional 85,000 square feet of space to a third party in Walnut Creek, California, through the expiration of the lease in June 1996.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange, after giving effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995.

       PERIOD                                       HIGH         LOW
       ------                                       ----         ---
1994   First Quarter..............................  $15 5/8      $11 3/4
       Second Quarter.............................  13 3/8       10 1/4
       Third Quarter..............................  16           11 3/4
       Fourth Quarter.............................  17 1/8       12 7/8

1995   First Quarter..............................  21 1/2       16
       Second Quarter.............................  33           20
       Third Quarter..............................  42 7/8       32 1/4
       Fourth Quarter.............................  36 5/8       20 1/8

     The number of record holders of the Company's Common Stock at February 16, 1996 was 3,389.

     The Company has never paid cash dividends because it has been its policy to use earnings to finance expansion and growth. While payment of future cash dividends will rest within the discretion of the Board of Directors and will depend, among other things, upon the Company's earnings, capital requirements, and financial condition. The Company presently expects to retain all of its earnings for use in the business.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                 YEARS ENDED DECEMBER 31,*
                                                ----------------------------------------------------------
                                                   1995         1994        1993        1992        1991
                                                ----------    --------    --------    --------    --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
    Net sales.................................  $1,191,022    $777,731    $633,139    $595,072    $568,599
                                                ==========    ========    ========    ========    ========
    Income from
      continuing operations...................  $  159,284    $ 76,390    $ 41,202    $ 26,412    $ 20,479
                                                ==========    ========    ========    ========    ========
    Income from continuing
      operations per common share.............  $     1.89    $   0.95    $   0.54    $   0.37    $   0.31
                                                ==========    ========    ========    ========    ========
    Total assets..............................  $1,023,831    $759,480    $621,607    $502,212    $460,945
                                                ==========    ========    ========    ========    ========
    Long-term obligations.....................  $   18,679    $  9,111    $  9,942    $ 25,828    $ 26,419
                                                ==========    ========    ========    ========    ========

---------------
*Note: Previously published financial data have been restated to reflect the pooling of interests with Megatest Corporation (see "Note C:
       Merger -- Pooling of Interests" in Notes to Consolidated Financial Statements) and to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,*
                                                        ------------------------------------
                                                           1995          1994         1993
                                                        ----------     --------     --------
                                                                (DOLLARS IN THOUSANDS)
    Net sales.........................................  $1,191,022     $777,731     $633,139
                                                        ==========     ========     ========
    Income from continuing operations.................  $  159,284     $ 76,390     $ 41,202
                                                        ==========     ========     ========
    Increase in net sales from preceding year:
      Amount..........................................  $  413,291     $144,592     $ 38,067
                                                        ==========     ========     ========
      Percentage......................................          53%          23%           6%
                                                        ==========     ========     ========
    Increase in income from continuing operations
      from preceding year.............................  $   82,894     $ 35,188     $ 14,790
                                                        ==========     ========     ========
    Percentage of net sales:
      Net sales.......................................         100%         100%         100%
      Expenses:
         Cost of sales................................          54           56           57
         Engineering and development..................          10           11           12
         Selling and administrative...................          15           19           22
                                                        ----------     --------     --------
                                                                79           86           91
      Other income (expense):
         Merger expenses..............................          (1)
         Net interest income..........................           1            1
                                                        ----------     --------     --------
         Income before income taxes, extraordinary
           item,
           and cumulative effect of change in
           accounting for taxes.......................          21           15            9
         Provision for income taxes...................           8            5            2
                                                        ----------     --------     --------
         Income before extraordinary item and
           cumulative effect
           of change in accounting for income taxes...          13%          10%           7%
                                                        ----------     --------     --------

---------------
*Note: Previously published financial data have been restated to reflect the pooling of interests with Megatest Corporation (see "Note C:
       Merger -- Pooling of Interests" in Notes to Consolidated Financial Statements) and to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995.

RESULTS OF OPERATIONS:

1995 compared to 1994

     Sales advanced 53% in 1995 to $1.2 billion. Each of the major product lines of the Company -- semiconductor test systems, circuit-board test systems, telecommunications test systems, and backplane connection systems contributed to the increase in sales. Sales of semiconductor test systems grew 70% as semiconductor manufacturers continued to add capacity in response to rising demand for their products. This capacity expansion was evidenced by a number of new semiconductor manufacturing plants coming on line. Telecommunications test systems sales increased 84% primarily from the growing installation of telephone-line test equipment at Deutsche Telekom in Germany. Sales of backplane connection systems increased 18% as a result of greater penetration into the Company's high technology commercial customer base. Circuit-board test systems sales increased 13%. As a result of the increase in sales, income from continuing operations more than doubled in 1995, increasing $82.9 million to $159.3 million.

     Incoming orders grew faster than sales in 1995, increasing 59% to $1.4 billion. The increase in orders, like the increase in sales, was primarily due to increases in semiconductor test systems orders, which increased 73%. Additionally, circuit-board test systems orders increased by 110% due in large part to U.S. government contracts to supply electronic test equipment for the B-2 Stealth Bomber and for the Navy's CASS program. Orders for backplane connection systems and telecommunications test systems declined 11% and 5%, respectively. As a result of the overall increase in orders, the Company's backlog grew 58% in 1995, finishing the year at $659.3 million.

     Cost of sales, as a percentage of sales, decreased from 56% in 1994 to 54% in 1995. The improvement was primarily the result of increased utilization of the fixed and semi-variable components of the Company's overhead structure. In addition, there was a favorable change in mix as sales of backplane connection systems, whose product margins are generally lower than those of electronic test systems, were lower as a percentage of total Company sales.

     Engineering and development expenses, as a percentage of sales, declined 1% from 11% in 1994 to 10% in 1995, as these expenses did not increase at the same rate as sales. The dollar amount of these expenses grew $36.9 million in 1995 as a result of increased investment in new product development of semiconductor test systems. Selling and administrative expenses decreased to 15% of sales in 1995 compared with 19% of sales in 1994, as the dollar volume of these expenses grew by 19% while sales increased 53%.

     In 1995, the Company incurred merger expenses of $5.6 million consisting primarily of professional fees related to its merger with Megatest.

     Interest income increased 82% in 1995 to $14.2 million due to an increase in the Company's average invested balances and higher interest rates. Interest expense increased from $1.8 million in 1994 to $3.0 million in 1995 as a result of increased borrowing at Megatest prior to the merger.

     The Company's effective tax rate was 36% in 1995 compared with 33% in 1994. The Company utilized certain tax credit and net loss carryforward amounts in 1994 to operate below the United States statutory rate of 35%. In 1995, the effective rate increased as the tax credit and loss carryforwards were no longer available and certain merger expenses were nondeductible for income tax purposes. The Company expects its tax rate to approximate the statutory rate of 35% in 1996.

1994 Compared to 1993

     Sales increased 23% in 1994, to $777.7 million. Sales increased in each of the Company's major product groups. The increase in sales was primarily due to a 23% increase in sales of semiconductor test systems and to a 49% increase in sales of backplane connection systems. Sales of semiconductor test systems increased as semiconductor manufacturers added capacity to meet rising demand for their products, while sales of backplane connection systems increased due to growth in demand for the high technology products of the Company's commercial customer base. Sales of circuit-board test systems and telecommunications test systems increased 8% and 11%, respectively, in 1994 compared to 1993. Income from continuing operations increased by $35.2 million from 1993 to 1994 on a sales increase of $144.6 million.

     Incoming orders grew faster than sales in 1994, increasing 29% to $901.0 million. The increase in orders, like the increase in sales, was primarily due to increases in semiconductor test systems and backplane connection systems. Orders for circuit-board test systems and telecommunications test systems declined in 1994. As a result of the overall increase in orders, the Company's backlog grew during 1994 to $418.3 million.

     Cost of sales, as a percentage of sales, decreased from 57% of sales in 1993 to 56% in 1994. The improvement was a result of the following two factors. First, the increase in sales volume permitted increased utilization of certain fixed and semi-variable components of the Company's overhead structure. Second, there was an unfavorable change in mix as sales of backplane connection systems, whose product margins are generally lower than those of electronic test systems, were higher as a percentage of total Company sales. Engineering and development expenses, as a percentage of sales, declined 1% in 1994, compared with 1993. The dollar amount of these expenses grew $12.0 million in 1994 as a result of increased investment in new product development of semiconductor test systems. Selling and administrative expenses declined from 22% of sales to 19% as the dollar amount of these expenses grew only 4% while sales increased by 23%.

     Interest income increased $4.0 million in 1994 as a result of a $70.9 million increase in the Company's average invested balances during the year and as a result of higher interest rates. Interest expense decreased $2.1 million in 1994 as a result of the Company's retirement of its 9.25% convertible subordinated debentures in the fourth quarter of 1993.

     The Company's effective tax rate was 33% in 1994 compared to 28% in 1993. The Company was able to operate with an effective tax rate below the United States statutory rate of 35% as a result of the utilization of tax credit and net operating loss carryforwards. The 1993 combined financial results also reflect the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which resulted in a one-time $7.6 million credit. The one-time credit resulted from the recognition of previously unrecognized tax benefits of deductible temporary differences and operating loss carryforwards.

     In connection with the retirement of the Company's outstanding 9.25% convertible subordinated debentures, the Company incurred, in the fourth quarter of 1993, an extraordinary charge of $0.7 million, net of income taxes, for the costs of the redemption premium of 3.7% and the write-off of unamortized debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities balance grew $54.6 million in 1995 following an increase of $70.9 million in 1994. Cash flow generated from operations was $115.5 million in 1995 and $107.0 million in 1994. Cash of $24.9 million in 1995 and $17.1 million in 1994 was generated from the sale of stock to employees under the Company's stock option and stock purchase plans. A secondary public offering of Megatest common stock, completed in October 1993 (prior to Megatest's merger with the Company), provided $13.6 million in additional cash in 1994.

     Cash was used to fund additions to property, plant and equipment of $93.2 million in 1995 and $40.7 million in 1994. The Company increased its investment in marketable securities by $64.3 million in 1995. In 1993, the Company's Board of Directors authorized the repurchase of 1,000,000 shares of the Company's stock on the open market. Cash of $24.6 million in 1994 and $2.3 million in 1993 was utilized for this buyback of the Company's stock. Long-term debt increased by $11.5 million in 1995 after a reduction of $1.5 million in 1994. The 1995 increase resulted from borrowing at Megatest prior to the merger.

     The Company believes its cash and cash equivalents balance of $182.2 million, together with other sources of funds, including marketable securities of $93.7 million, cash flow generated from operations, and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1996.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, "Statement 123". Statement 123 encourages, but does not require, the recognition of compensation expense for grants of stock, stock options, and other equity instruments based upon new fair value accounting rules (the "recognition method"). Companies that choose not to adopt the recognition method may continue to apply the existing accounting principles however, Statement 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share amounts under the new fair value method (the "disclosure method"). The Company plans to adopt the disclosure method in 1996 and will report the pro forma effect of applying fair value accounting rules to grants of stock-based awards on net income and earnings per share in its 1996 financial statements.

     Inflation has not had a significant long-term impact on earnings. If there was inflation, the Company's efforts to cover cost increases with price increases could be frustrated in the short-term by its relatively high backlog.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 1. Business" relating to the Company's market share position and the delivery time of unfilled orders, and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and capital expenditure requirements may be forward-looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. Historically, the semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. In recent years, the semiconductor industry has experienced significant growth which, in turn, has caused significant growth in the capital equipment industry. There can be no assurance that such growth can be sustained. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition and operating results. Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights or lengthy and expensive defense of those rights could have a material adverse affect on the Company. The development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including new product selection, development of competitive products by competitors, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and product performance at customer locations. The Company faces substantial competition throughout the world, primarily from electronic test systems manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Some of these competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those currently offered by the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect the Company's business, financial condition and results of operations. The Company derives a significant portion of its total revenues from international sales. International sales are subject to significant risks, including unexpected changes in legal and regulatory requirements and policy changes affecting the Company's markets, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing foreign operations, difficulties in protecting the Company's intellectual property and potentially adverse tax consequences.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; and the timing of investments in research and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
TERADYNE, INC.:

     We have audited the consolidated balance sheets of Teradyne, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1995. The financial statements give retroactive effect to the merger of Teradyne, Inc. and Megatest Corporation (Megatest) on December 1, 1995, which has been accounted for using the pooling of interests method as described in Note B to the consolidated financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Megatest for the years ended August 31, 1994 and 1993, which statements reflect consolidated total assets constituting 13% of the related consolidated total assets as of December 31, 1994, and which reflect consolidated net sales constituting 13% and 12% of the related consolidated net sales for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Megatest, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, after giving retroactive effect to the merger of Megatest, as described in the notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

                                         COOPERS & LYBRAND L.L.P.

Boston, Massachusetts

January 18, 1996, except as to the third paragraph of Note E, for which the date is January 31, 1996.

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                          1995          1994
                                                                       ----------     --------
                                                                       (DOLLARS IN THOUSANDS)
Current assets:
  Cash and cash equivalents........................................    $  182,165     $202,215
  Marketable securities............................................        93,662       29,835
  Accounts receivable, less allowance for doubtful accounts of
     $2,269 in 1995 and $2,219 in 1994.............................       254,820      152,138
  Inventories:
     Parts.........................................................       120,011       53,879
     Assemblies in process.........................................        56,840       54,173
                                                                       ----------     ---------
                                                                          176,851      108,052
  Deferred tax assets..............................................        19,546       21,656
  Prepayments and other current assets.............................        13,101        9,026
                                                                       ----------     ---------
     Total current assets..........................................       740,145      522,922
Property, plant, and equipment:
  Land.............................................................        22,755       19,482
  Buildings and improvements.......................................       128,235      114,887
  Machinery and equipment..........................................       351,950      307,373
  Construction in progress.........................................        10,046        7,067
                                                                       ----------     ---------
     Total.........................................................       512,986      448,809
  Less: Accumulated depreciation...................................      (255,968)    (239,130)
                                                                       ----------     ---------
     Net property, plant, and equipment............................       257,018      209,679
Deferred charges and other assets..................................        26,668       26,879
                                                                       ----------     ---------
     Total assets..................................................    $1,023,831     $759,480
                                                                       ==========     =========
                                 LIABILITIES
Current liabilities:
  Notes payable -- banks...........................................    $    8,141     $  8,431
  Current portion of long-term debt................................         2,082          316
  Accounts payable.................................................        42,229       22,342
  Accrued employees' compensation and withholdings.................        66,000       42,235
  Unearned service revenue and customer advances...................        53,587       48,469
  Other accrued liabilities........................................        41,395       32,154
  Income taxes payable.............................................        16,157        9,635
                                                                       ----------     ---------
     Total current liabilities.....................................       229,591      163,582
Deferred tax liabilities...........................................        15,711       13,901
Long-term debt.....................................................        18,679        9,111
                                                                       ----------     ---------
Commitments (Note G)
     Total liabilities.............................................       263,981      186,594
                                                                       ==========     =========
                              SHAREHOLDERS' EQUITY
Common stock $0.125 par value, authorized 125,000,000 shares
  (75,000,000 in 1994), issued and outstanding after deduction of
  reacquired shares, 82,633,591 in 1995 and 39,610,602 in 1994.....        10,329        4,952
Additional paid-in capital.........................................       366,970      329,887
Retained earnings..................................................       382,551      238,047
                                                                       ----------     ---------
     Total shareholders' equity....................................       759,850      572,886
                                                                       ----------     ---------
     Total liabilities and shareholders' equity....................    $1,023,831     $759,480
                                                                       ==========     =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                               1995          1994         1993
                                                            ----------     --------     --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............................................    $1,191,022     $777,731     $633,139
Expenses:
  Cost of sales.........................................       646,382      435,129      358,661
  Engineering and development...........................       123,487       86,570       74,561
  Selling and administrative............................       176,797      148,004      142,540
                                                            ----------     --------     --------
                                                               946,666      669,703      575,762
                                                            ----------     --------     --------
Income from operations..................................       244,356      108,028       57,377
Other income (expense):
  Merger expenses.......................................        (5,600)
  Interest income.......................................        14,209        7,827        3,874
  Interest expense......................................        (3,040)      (1,830)      (3,968)
                                                            ----------     --------     --------
Income before income taxes, extraordinary item, and
  cumulative effect of change in accounting for income
  taxes.................................................       249,925      114,025       57,283
Provision for income taxes..............................        90,641       37,635       16,081
                                                            ----------     --------     --------
Income before extraordinary item and cumulative effect
  of change in accounting for income taxes..............       159,284       76,390       41,202
Extraordinary item, less applicable income taxes of
  $313..................................................                                    (729)
Cumulative effect of change in accounting for income
  taxes.................................................                                   7,600
                                                            ----------     --------     --------
Net income..............................................    $  159,284     $ 76,390     $ 48,073
                                                            ----------     --------     --------
Income per common share:
  Income before extraordinary item and cumulative effect
     of change in accounting for income taxes...........    $     1.89     $   0.95     $   0.54
  Extraordinary item, net of income taxes...............                                   (0.01)
  Cumulative effect of change in accounting for income
     taxes..............................................                                    0.10
                                                            ----------     --------     --------
  Net income per common share...........................    $     1.89     $   0.95     $   0.63
                                                            ----------     --------     --------
Shares used in calculations of income per common
  share.................................................        84,253       80,729       75,984
                                                            ----------     --------     --------

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1995          1994         1993
                                                            ---------     --------     --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................    $ 159,284     $ 76,390     $ 48,073
  Adjustments to reconcile net income to net
     cash provided by operating activities:
  Depreciation..........................................       39,817       34,686       33,025
  Amortization..........................................        3,329        3,756        3,775
  Deferred income taxes.................................        3,920        3,875        3,037
  Extraordinary loss on retirement of debt..............                                  1,042
  Cumulative effect of change in accounting for income
     taxes..............................................                                 (7,600)
  Other non-cash items, net.............................        4,881        1,752        1,544
  Changes in operating assets and liabilities:
     Accounts receivable................................     (114,708)     (32,178)      13,642
     Inventories........................................      (57,111)     (18,277)     (13,699)
     Other assets.......................................      (18,567)     (12,764)      (3,282)
     Accounts payable and accruals......................       60,361       34,887       16,915
     Income taxes payable...............................       34,334       14,902       10,682
                                                            ---------     ---------    ---------
       Net cash provided by operating activities........      115,540      107,029      107,154
                                                            ---------     ---------    ---------
Cash flows from investing activities:
  Additions to property, plant, and equipment...........      (79,197)     (32,568)     (28,676)
  Increase in equipment manufactured by the Company.....      (14,004)      (8,127)     (10,008)
  Purchases of marketable securities....................     (190,961)     (55,400)      (7,942)
  Maturities of marketable securities...................      126,619       25,848
                                                            ---------     ---------    ---------
       Net cash used in investing activities............     (157,543)     (70,247)     (46,626)
                                                            ---------     ---------    ---------
Cash flows from financing activities:
  Net payments under short-term borrowing agreements....       (4,100)                   (3,500)
  Payments of long-term debt............................       (1,015)      (1,665)      (7,449)
  Additions to long-term debt...........................       12,500          145        1,420
  Payment to retire convertible subordinated
     debentures.........................................                                (10,780)
  Issuance of common stock under stock option and stock
     purchase plans.....................................       24,914       17,119       24,737
  Sale of common stock..................................                    13,575       23,917
  Acquisition of treasury stock.........................                   (24,597)      (2,277)
                                                            ---------     ---------    ---------
       Net cash provided by financing activities........       32,299        4,577       26,068
                                                            ---------     ---------    ---------
Increase (decrease) in cash and cash equivalents........       (9,704)      41,359       86,596
Adjustment to conform fiscal year of Megatest...........      (10,346)
Cash and cash equivalents at beginning of year..........      202,215      160,856       74,260
                                                            ---------     ---------    ---------
Cash and cash equivalents at end of year................    $ 182,165     $202,215     $160,856
                                                            =========     =========    =========
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest...........................................    $   3,092     $  1,722     $  4,839
     Income taxes.......................................       52,339       16,563        1,991

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                SHARES             COMMON     ADDITIONAL
                                        -----------------------     STOCK      PAID IN     RETAINED
                                          ISSUED     REACQUIRED   PAR VALUE    CAPITAL     EARNINGS
                                        ----------   ----------   ---------   ----------   --------
                                                          (DOLLARS IN THOUSANDS)
Balance, December 31, 1992, as
  previously reported.................  33,600,578     554,918     $ 4,131     $206,439     $134,078
Adjustment to effect pooling of
  interests with Megatest
  Corporation.........................   1,734,500                     217       42,809      (20,494)
                                        ----------   ---------     -------     --------     --------
Balance, December 31, 1992, as
  restated............................  35,335,078     554,918       4,348      249,248      113,584
Tax benefit from stock options upon
  adoption of SFAS 109................                                            6,869
Issuance of stock to employees under
  benefit plans.......................   2,689,645      87,054         326       24,411
Tax benefit from stock options........                                            8,943
Issuance of stock upon conversion of
  convertible subordinated
  debentures..........................     210,585                      26        4,656
Repurchase of stock...................                 125,580         (16)      (2,261)
Initial public offering of Megatest
  Corporation, net of offering
  costs...............................   1,007,575                     126       23,791
Net income............................                                                        48,073
Pension adjustment....................                                                        (1,468)
                                        ----------   ---------     -------     --------     --------
Balance, December 31, 1993............  39,242,883     767,552       4,810      315,657      160,189
Issuance of stock to employees under
  benefit plans.......................   1,583,974      17,303         196       16,923
Tax benefit from stock options........                                            8,275
Repurchase of stock...................                 878,400        (110)     (24,487)
Secondary offering of Megatest
  Corporation, net offering costs.....     447,000                      56       13,519
Net income............................                                                        76,390
Pension adjustment....................                                                         1,468
                                        ----------   ---------     -------     --------     --------
Balance, December 31, 1994............  41,273,857   1,663,255       4,952      329,887      238,047
Adjustment to conform fiscal year of
  Megatest Corporation................       3,214                                    9      (14,780)
Issuance of stock to employees under
  benefit plans.......................   1,614,317                     202       22,940
Tax benefit from stock options........                                           17,549
Two-for-one stock split effected in
  the form of a 100% stock dividend...  42,891,388   1,663,255       5,154       (5,154)
Issuance of stock to employees under
  benefit plans after the two-for-one
  stock split.........................     177,325                      21        1,751
Payment for fractional shares
  resulting from merger...............                                              (12)
Net income............................                                                       159,284
                                        ----------   ---------     -------     --------     --------
Balance, December 31, 1995............  85,960,101   3,326,510     $10,329     $366,970     $382,551
                                        ==========   =========     =======     ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  THE COMPANY

     Teradyne, Inc. (the "Company") designs, manufactures, markets, and services electronic test systems and related software used by component manufacturers in the design and testing of their products and by electronic equipment manufacturers for the incoming inspection of components and for the design and testing of circuit boards and other assemblies. Manufacturers use such systems and software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. The Company's electronic systems are also used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment.

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system.

B.  ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation. On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger of M Merger Corp., a wholly owned subsidiary of the Company, with and into Megatest. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. The Megatest combination has been accounted for as a pooling of interests. The consolidated financial statements of the Company for periods prior to the merger have been restated to include the financial position and results of operations of the combined companies.

  Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value).

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

     The Company provides for depreciation of its property principally on the straight-line method by charges to expense which are sufficient to write-off the cost of the assets over their estimated useful lives.

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)
  Revenue Recognition

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

  Translation of Foreign Currencies

     Assets and liabilities of foreign subsidiaries which are denominated in foreign currencies are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from foreign currency remeasurement are included in operations.

  Net Income per Common Share

     Net income per common share is based upon the weighted average number of common and common equivalent shares (when dilutive) outstanding each year. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Primary and fully diluted earnings per share are equal for all periods presented.

C.  MERGER -- POOLING OF INTERESTS

     On December 1, 1995, the Company acquired through a merger all of the authorized and outstanding common stock of Megatest in exchange for approximately 6,831,000 shares of the Company's common stock using an exchange ratio of 0.9091 of one share of the Company's common stock for each Megatest share. In addition, all outstanding Megatest stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. Megatest manufactures electronic test systems for the integrated circuit industry. Prior to the merger, Megatest prepared its financial statements on an August 31 fiscal year end. Megatest's fiscal year has been changed to December 31 to conform to the Company's year end. The restated financial statements for 1994 and 1993 include Megatest's amounts as of and for the years ended August 31, 1994 and 1993, respectfully. As a result, Megatest's financial position and results of

                                 TERADYNE, INC.

C.  MERGER -- (CONTINUED)
operations as of and for the four month period ended December 31, 1994 are not reflected in the Company's consolidated balance sheet and statements of income and cash flows. Megatest's loss for this period of $14.8 million has been charged to retained earnings effective January 1, 1995. Megatest's results of operations for the four months ended December 31, 1994 are summarized as follows
(in thousands):

        Revenue...........................................................  $ 14,111
        Net Loss..........................................................  $(14,780)

     Separate results of the Company and Megatest that have been combined in the
Company's consolidated results for the years ended December 31, 1995, 1994, and
1993 are as follows (in thousands):
                                                           1995          1994         1993
                                                        ----------     --------     --------
    Net sales:
      Teradyne......................................    $1,059,409     $677,440     $554,734
      Megatest......................................       131,613      100,291       78,405
                                                        ----------     --------     --------
                                                        $1,191,022     $777,731     $633,139
                                                        ==========     ========     ========
    Net income:
      Teradyne......................................    $  157,204     $ 70,941     $ 35,194
      Megatest......................................         2,297       10,799        5,279
      Adjustments...................................          (217)      (5,350)       7,600
                                                        ----------     --------     --------
                                                        $  159,284     $ 76,390     $ 48,073
                                                        ==========     ========     ========

     The combined financial results reflect the restatement of Megatest's provision for income taxes in accordance with Financial Accounting Standards No. 109 Accounting for Income Taxes. Due to the merger, Megatest's previously unrecognized tax benefits of deductible temporary differences and operating loss carryforwards were recognized by the combined company in the restated periods. The restatement of the provision for income taxes increased net income in 1993 by $7.6 million and decreased net income in 1994 by $5.1 million. The combined financial results also include adjustments, which were immaterial to the combined financial statements, to conform accounting policies of the two companies. Adjustments made to conform the accounting policies of the two companies decreased net income by $0.2 million in 1994 and 1995. All other adjustments consist of reclassifications to conform financial statement presentation. There were no intercompany transactions between the two companies for the periods presented.

     In connection with the merger, the Company recorded a $5.6 million one-time charge in the fourth quarter of 1995 for transaction costs consisting primarily of professional fees.

D.  FINANCIAL INSTRUMENTS

  Fair Value

     The Company considers all highly liquid debt instruments with maturities of three months or less at date of acquisition to be cash equivalents. At December 31, 1995 and 1994, marketable securities consist of short-term investments in U.S. Treasury Bills with original maturities of greater than three months and remaining contractual maturities of less than one year. The Company has classified these marketable securities as held to maturity. Accordingly, marketable securities and cash equivalents are carried at amortized cost plus accrued interest, which approximate fair value. The Company's debt includes subsidized loans whose fair value is not practicable to estimate. For all other balance sheet financial instruments and the remaining debt of the Company, the carrying amount approximates fair value.

                                 TERADYNE, INC.

D.  FINANCIAL INSTRUMENTS -- (CONTINUED)
  Off-Balance Sheet Risk

     The Company regularly enters into forward foreign exchange contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset foreign exchange losses and gains on underlying exposures. The Company does not engage in foreign currency speculation. Forward foreign exchange contracts have maturities of less than one year, unless they relate to long term sales contracts denominated in a foreign currency; these maturities are from one to three years.

     At December 31, 1995, the Company had the following forward exchange contracts to buy U.S. dollars for foreign currencies, with notional amounts totaling $66.3 million; $38.8 million German deutschemark, $13.8 million Japanese yen, and $13.7 million various other European currencies. In addition, the Company had forward exchange contracts to sell U.S. dollars for German deutschemarks with notional amounts of $22.9 million. At December 31, 1994 the face amount of forward exchange contracts outstanding was $67.9 million. The fair value of these contracts as of December 31, 1995 and 1994, determined by applying the year end foreign currency exchange rates to the notional contract amounts, represented a net unrealized loss of $4.4 million and $2.0 million, respectively.

     The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. During 1994, the Company recorded in other current assets a $2.9 million loss on deferred forward foreign exchange contracts relating to a long term sales contract denominated in a foreign currency. At December 31, 1995, a net $1.0 million loss remains in other current assets. This remaining net loss will serve to offset foreign exchange transaction gains to be recognized on the hedged items.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, forward foreign exchange contracts, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers. The Company maintains cash investments primarily in U.S. government obligations which essentially have no credit risk. Credit risk exposure from forward contracts is minimized as these instruments are contracted with high quality financial institutions.

E.  DEBT

     Long-term debt at December 31, 1995 and 1994 consisted of the following (in thousands):
                                                                          1995       1994
                                                                         -------    ------
    Mortgage notes payable.............................................  $10,452    $5,040
    Capital equipment notes payable....................................    6,534
    Other long-term debt...............................................    3,775     4,387
                                                                         -------    ------
      Total............................................................   20,761     9,427
    Less current maturities............................................    2,082       316
                                                                         -------    ------
                                                                         $18,679    $9,111
                                                                         =======    ======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 1996 -- $2.1 million; 1997 -- $2.1 million; 1998 -- $2.3 million; 1999 -- 1.8 million; 2000 -- $0.5 million and $12.0 million thereafter.

                                 TERADYNE, INC.

E.  DEBT -- (CONTINUED)

  Revolving Credit Agreement

     On January 31, 1996, the Company increased its available revolving credit line to $120.0 million from $80.0 million. The revolving credit agreement is in effect through January 31, 1999. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 1995, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth, and leverage. Interest rates on borrowings are either at the stated prime rate or based upon Eurocurrency or certificate of deposit interest rates. Pursuant to the terms of the credit agreement, the Company may incur additional indebtedness of up to $30.0 million provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

  Mortgage Notes Payable

     The Company received a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by a mortgage on the Company's property at 321 Harrison Avenue which may, at the Company's option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the note was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, the Company has been making semi-annual interest payments.

     In conjunction with the purchase of its general operating facilities Megatest received a $5.5 million mortgage loan which matures on August 31, 2000. The loan is collateralized by a mortgage on Megatest's facilities in San Jose, California. The loan bears interest at 8.1% per annum and is payable in 59 consecutive monthly installments of $0.05 million with a $4.6 million balloon payment due at maturity. The terms of this mortgage note payable require compliance with certain restrictive financial covenants and principal prepayment clauses.

  Equipment Notes Payable

     During August 1995, Megatest entered into two capital equipment notes payable. The first note with an original amount of $5.0 million is payable in 48 consecutive monthly installments of principal and interest at 9.5% per annum. The second note with an original amount of $1.9 million is payable in 48 consecutive monthly installments of principal and interest at 8.7% with a $0.4 million balloon payment due at maturity. The terms of these equipment notes payable require compliance with certain restrictive financial covenants and principal prepayment clauses.

  Other Long-term Debt

     At December 31, 1995, other long-term debt includes a Japanese yen-denominated note with an interest rate of 4.8%, secured by land in Kumamoto, Japan. Interest only payments were made through March 31, 1995. Monthly principal and interest payments began April 28, 1995 and continue until March 30, 2007.

  Short-term Borrowings

     The weighted average interest rate on short-term borrowings outstanding as of December 31, 1995 and 1994 was 4.2% and 3.2%, respectively.

                                 TERADYNE, INC.

F.  CONVERTIBLE SUBORDINATED DEBENTURES

     During 1993, $5.0 million principal amount of debentures was converted into 210,585 shares of common stock resulting in an increase of $4.7 million of shareholders' equity (net of the related $0.3 million unamortized debt issue costs). On November 19, 1993, the Company exercised its option to repurchase the remaining $10.4 million outstanding debentures. The Company used $10.8 million of available cash to repurchase the debentures at a premium of 103.7% of the principal amount The premium amount and the write-off of the remaining unamortized debt issue cost resulted in a charge of $1.0 million. This charge, net of the related taxes of $0.3 million, is reflected as an extraordinary loss in the consolidated statements of income.

G.  COMMITMENTS

     Rental expense for the years ended December 31, 1995, 1994, and 1993 was $13.1 million, $11.1 million, and $12.8 million, respectively. Minimum annual rentals under all noncancellable leases are: 1996 -- $5.6 million; 1997 -- $5.0 million; 1998 -- $4.7 million; 1999 -- $3.0 million; 2000 -- $1.8 million; and
$8.8 million thereafter, totaling $28.9 million.

H.  PENSION PLANS

     The Company has defined benefit pension plans covering substantially all domestic employees and employees of certain international subsidiaries. Benefits under these plans are based on the employees' years of service and compensation. The Company's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities.

     The components of net pension expense are summarized as follows (in thousands):
                                                                 1995      1994      1993
                                                                -------   -------   -------
    Service cost (benefits earned during the period)..........  $ 3,211   $ 3,627   $ 2,876
    Interest cost on projected benefit obligation.............    4,012     3,708     3,065
    Actual return on plan assets..............................   (9,514)    1,537    (3,802)
    Net amortization and deferral.............................    5,853    (4,371)      863
                                                                -------   -------   -------
                                                                $ 3,562   $ 4,501   $ 3,002
                                                                =======   =======   =======

                                 TERADYNE, INC.

H.  PENSION PLANS -- (CONTINUED)

     The following table sets forth the plans' funded status at December 31 (in thousands):
                                                           1995                     1994
                                                   --------------------     ---------------------
                                                   DOMESTIC     FOREIGN     DOMESTIC      FOREIGN
                                                   --------     -------     --------      -------
Actuarial present value of projected benefit
  obligation:
  Vested benefits................................ $(45,273)     $(5,981)   $(32,673)      $(5,134)
  Non-vested benefits............................   (2,634)        (695)     (2,254)         (603)
                                                  --------      -------    --------       -------
Accumulated benefit obligation...................  (47,907)      (6,676)    (34,927)       (5,737)
Effect of projected future compensation levels...   (9,306)      (2,742)     (5,483)       (2,818)
                                                  --------      -------    --------       -------
  Total projected benefit obligation.............  (57,213)      (9,418)    (40,410)       (8,555)
Plan assets at fair market value.................   48,773        5,081      35,532         4,312
                                                  --------      -------    --------       -------
Projected benefit obligation in excess of plan
  assets.........................................   (8,440)      (4,337)     (4,878)       (4,243)
Unrecognized prior service cost..................    3,076        1,766       3,613         2,000
Unrecognized net loss (gain).....................   13,587         (821)      7,133          (465)
Unrecognized net (asset) liability at
  transition.....................................     (242)        (458)       (485)         (501)
Minimum pension liability adjustment.............                  (214)                     (219)
                                                  --------      -------    --------       -------
Net pension asset (liability).................... $  7,981      $(4,064)   $  5,383       $(3,428)
                                                  ========      =======    ========       =======
Actuarial assumptions:
  Discount rate..................................      7.2 %   4.5%-8.0%        8.5 %  5.5%- 9.0%
  Average increase in compensation levels........      5.0 %   3.6%-5.5%        5.0 %  4.6%- 7.0%
  Expected long-term return on assets............      9.0 %   4.5%-9.5%        9.0 %  5.5%-10.5%

     In addition to the above plans, the Company in 1993 established an unfunded supplemental defined benefit pension plan in the United States to provide retirement benefits in excess of levels allowed by the Employee Retirement Income Security Act (ERISA). The actuarial present value of accumulated plan benefits totaled $1.9 million and $1.3 million at December 31, 1995 and 1994, respectively. Net pension expense was $0.5 million in 1995 and $0.4 million in 1994 and 1993.

I.  COMMON STOCK SPLIT

     On July 24, 1995 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995 to shareholders of record as of August 8, 1995. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company.

                                 TERADYNE, INC.

J.  STOCK OPTION PLANS

     Under its stock option plans, the Company and Megatest granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant.

     Information with respect to options authorized, granted, exercised, and forfeited is set forth below:
                                                                       OUTSTANDING OPTIONS
                                            SHARES AVAILABLE    ----------------------------------
                                                FOR GRANT       NUMBER OF SHARES     PRICE RANGE
                                            -----------------   -----------------   --------------
Balance -- December 31, 1992..............       4,727,968           9,387,086       $ 0.04-$ 8.80
  Options authorized......................       6,000,000                                --    --
  Options granted.........................      (2,459,609)          2,459,609       $ 4.40-$23.37
  Options exercised.......................                          (4,117,375)      $ 0.04-$ 4.40
  Options canceled........................         213,492            (213,492)      $ 0.04-$ 4.40
  Options terminated......................         (51,580)                               --    --
                                                ----------          ----------
Balance -- December 31, 1993..............       8,430,271           7,515,828       $ 0.04-$ 4.40
  Options granted.........................      (2,243,834)          2,243,834       $12.88-$23.92
  Options exercised.......................                          (1,887,882)      $ 1.10-$11.00
  Options canceled........................         234,975            (234,975)      $ 1.10-$23.37
  Options terminated......................         (33,280)                               --    --
                                                ----------          ----------
Balance -- December 31, 1994..............       6,388,132           7,636,805       $ 0.04-$23.92
  Options authorized......................         909,100
  Options granted.........................      (2,717,190)          2,717,190       $ 6.87-$40.13
  Options exercised.......................                          (2,790,259)      $ 0.04-$20.69
  Options canceled........................         333,237            (333,237)      $ 0.04-$23.92
  Options terminated......................          (1,400)                               --    --
                                                ----------          ----------
Balance -- December 31, 1995..............       4,911,879           7,230,499       $ 1.10-$40.13
                                                ==========          ==========
Options exercisable on December 31,
  1995....................................                           2,606,007       $ 1.10-$40.13
                                                                    ==========

     There were no charges to operations in connection with these options other than incidental expenses related to the issuance of shares.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (Statement 123). Statement 123 encourages but does not require the recognition of compensation expense for grants of stock, stock options, and other equity instruments based upon new fair value accounting rules (the "recognition method"). Companies that choose not to adopt the recognition method may continue to apply the existing accounting principles however, Statement 123 requires companies that choose not to adopt the new fair value accounting rules to disclose pro forma net income and earnings per share amounts under the new fair value method (the "disclosure method"). The Company plans to adopt the disclosure method in 1996 and will report the pro forma effect (which has not yet been determined) of applying fair value accounting rules to grants of stock-based awards on net income and earnings per share in its 1996 financial statements.

K.  SAVINGS PLANS

     The Company sponsors a Savings Plan covering substantially all domestic employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from

                                 TERADYNE, INC.

K.  SAVINGS PLANS -- (CONTINUED)
50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately.

     The trustees of the Savings Plan were granted an option to purchase 900,000 shares of the Company's common stock, exercisable at $9.50 per share (the fair market value of the Company's common stock at the date of the grant) in five cumulative annual installments beginning in 1990. In 1994, the trustees exercised the remaining 265,000 shares. Under the terms of the Plan, any gains realized from the sale of option shares were first allocated to participants' accounts to fund up to one-half of the minimum Company contribution. Any excess was applied to additional funding.

     In 1994, the Company established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of which are the same as the Savings Plan.

     Under these plans, the amounts charged to operations were $8.3 million in 1995 and $2.0 million in 1994 and 1993.

L.  EMPLOYEE STOCK PURCHASE PLANS

     Under the Company's 1979 Stock Purchase Plan, employees are entitled to purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on either the first or last business day of the year. In January 1996, the Company issued 503,672 shares of common stock to employees who participated in the Plan during 1995 at a price of $14.08 per share. Currently there are 617,608 shares reserved for issuance.

     During 1995, Megatest sponsored a Stock Purchase Plan in which employees were able to purchase on a semi-annual basis shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock was equal to 85% of the lower of the fair market value of Megatest's common stock on either the first or last business day of the semi-annual period. On June 30, 1995, employees purchased, as adjusted by the common stock exchange ratio, 84,546 shares at an equivalent price of $5.81 per share. Immediately prior to the December 1, 1995 merger, employees purchased an additional 46,124 shares at a price of $12.23 per share.

M.  STOCKHOLDER RIGHTS PLAN

     The Company's Board of Directors adopted a Stockholder Rights Plan on March 14, 1990, under which a dividend of one Common Stock Purchase Right was distributed for each outstanding share of Common Stock. The Plan entitles Stock Purchase Right holders to purchase shares of the Company's common stock for $20 per share in certain events, such as a tender offer to acquire 30% or more of the Company's outstanding shares. Under some circumstances, such as a determination by continuing Directors, that an acquiring party's interests are adverse to those of the Company, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase $40 worth of Common Stock (or other securities or consideration owned by the Company) for $20. The Plan will expire March 26, 2000 unless earlier redeemed by the Company.

                                 TERADYNE, INC.

N.  INCOME TAXES

     The components of income before income taxes, extraordinary item, and cumulative effect of change in accounting for income taxes and the provision for income taxes as shown in the consolidated statement of income are as follows (in thousands):
                                                                    1995       1994      1993
                                                                  --------   --------   -------
Income before income taxes, extraordinary item, and cumulative effect of change in accounting for income taxes:
     Domestic...................................................  $212,551   $ 96,406   $56,806
     Foreign....................................................    37,374     17,619       477
                                                                  --------   --------   -------
                                                                  $249,925   $114,025   $57,283
                                                                  ========   ========   =======
Provision (credit) for income taxes:
     Current:
       Federal..................................................    66,228     26,395     9,745
       Foreign..................................................    12,604      2,924     1,314
       State....................................................     7,889      4,441     1,985
                                                                  --------   --------   -------
                                                                    86,721     33,760    13,044
                                                                  --------   --------   -------
     Deferred:
       Federal..................................................      (241)     3,834     2,486
       Foreign..................................................     3,654        492       259
       State....................................................       507       (451)      292
                                                                  --------   --------   -------
                                                                     3,920      3,875     3,037
                                                                  --------   --------   -------
                                                                  $ 90,641   $ 37,635   $16,081
                                                                  ========   ========   =======

                                 TERADYNE, INC.

N.  INCOME TAXES -- (CONTINUED)

     Significant components of the Company's deferred tax assets (liabilities)
as of December 31, 1995 and 1994 are as follows (in thousands):
                                                                         1995       1994
                                                                       --------   --------
    Deferred tax assets:
         Inventory valuations........................................  $  4,863   $  4,054
         Accruals....................................................     1,470      3,744
         Vacation....................................................     4,324      3,121
         In process research & development...........................     3,374
         Deferred revenue............................................     5,748      7,262
         Federal net operating loss carryforwards....................     1,050      1,050
         Foreign net operating loss carryforwards....................                1,041
         Tax credits.................................................     4,097      2,698
         Other.......................................................     1,260      1,660
                                                                       --------   --------
    Total deferred tax assets........................................    26,186     24,630
                                                                       --------   --------
    Deferred tax liabilities:
         Excess of tax over book depreciation........................   (14,871)    (9,014)
         Amortization................................................    (2,853)    (3,306)
         Pension.....................................................    (1,332)    (1,948)
         Other.......................................................    (3,295)      (563)
                                                                       --------   --------
    Total deferred tax liabilities...................................   (22,351)   (14,831)
                                                                       --------   --------
    Valuation allowance..............................................               (2,044)
                                                                       --------   --------
    Net deferred tax asset...........................................  $  3,835   $  7,755
                                                                       ========   ========

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (Statement 109). As permitted by Statement 109 the Company has elected not to restate its financial statements for any periods prior to 1993. The effect on operations for 1993 resulted in a one-time $7.6 million credit. The Company also increased Additional Paid-in Capital by $6.9 million relating to the tax benefits to be derived from the utilization of U.S. net operating loss carryforward amounts resulting from tax deductions pertaining to the issuance of the Company's stock to employees under its benefit plans.

     Upon adoption of Statement 109 the Company established a valuation allowance of $5.5 million related to the utilization of U.S. federal and foreign tax credit carryforwards and net operating loss carryforwards in certain foreign jurisdictions. During 1993, 1994, and 1995 the Company decreased the valuation allowance $1.6 million, $1.9 million, and $2.0 million, respectively.

                                 TERADYNE, INC.

N.  INCOME TAXES -- (CONTINUED)

     Below is a reconciliation of the effective tax rate for the three years indicated:
                                                                         1995     1994     1993
                                                                         ----     ----     ----
U.S. statutory federal tax rate......................................    35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit.......................     2.0      2.7      2.6
Utilization of operating loss carryforwards..........................     0.3              (3.4)
Foreign losses not tax benefited.....................................                       1.1
Tax credits..........................................................    (0.6)    (2.6)    (3.1)
Foreign sales corporation............................................    (2.3)    (2.6)    (2.2)
Non-deductible merger costs..........................................     0.8
Change in valuation allowance........................................    (0.8)    (1.7)    (2.8)
Other, net...........................................................     1.9      2.2      0.9
                                                                         ----     ----     ----
                                                                         36.3%    33.0%    28.1%
                                                                         ====     ====     ====

     At December 31, 1995, the Company had net operating loss carryforwards of approximately $3.0 million. These net operating loss carryforwards expire in the years 2000 through 2002. The Company has approximately $4.1 million of U.S. business tax credit carryforwards. Approximately $2.6 million of these credits expire in the years 1996 through 1999, and $1.5 million expire in the years 2003 through 2007. All of these losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

                                 TERADYNE, INC.

O. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, which are the design, manufacturing and marketing of electronic test systems and backplane connection systems. Corporate assets consist of cash and cash equivalents, marketable securities, accounts receivable and certain other assets.
                                                    ELECTRONIC   BACKPLANE
                                                       TEST      CONNECTION
                                                     SYSTEMS      SYSTEMS      CORPORATE
                                                     INDUSTRY     INDUSTRY        AND
                                                     SEGMENT      SEGMENT     ELIMINATIONS   CONSOLIDATED
                                                    ----------   ----------   ------------   ----------
                                                                      (IN THOUSANDS)
1995   Sales to unaffiliated customers............  $1,035,721    $155,301                   $1,191,022
       Intersegment sales.........................                  12,325      $(12,325)
                                                    ----------    --------      --------     ----------
       Net sales..................................   1,035,721     167,626       (12,325)     1,191,022
       Operating income...........................     237,101      22,778       (15,523)       244,356
       Identifiable assets........................     640,597      91,205       292,029      1,023,831
       Property additions.........................      77,552      12,038         3,611         93,201
       Depreciation and amortization expense......      37,274       4,670         1,202         43,146
1994   Sales to unaffiliated customers............  $  645,929    $131,802                   $  777,731
       Intersegment sales.........................                   5,050      $ (5,050)
                                                    ----------    --------      --------     ----------
       Net sales..................................     645,929     136,852        (5,050)       777,731
       Operating income...........................     102,884      18,449       (13,305)       108,028
       Identifiable assets........................     440,117      82,820       236,543        759,480
       Property additions.........................      30,835       9,005           855         40,695
       Depreciation and amortization expense......      31,847       5,754           841         38,442
1993   Sales to unaffiliated customers............  $  544,710    $ 88,429                   $  633,139
       Intersegment sales.........................                   4,185      $ (4,185)
                                                    ----------    --------      --------     ----------
       Net sales..................................     544,710      92,614        (4,185)       633,139
       Operating income...........................      63,596       7,652       (13,871)        57,377
       Identifiable assets........................     390,101      64,705       166,801        621,607
       Property additions.........................      32,857       5,526           301         38,684
       Depreciation and amortization expense......      30,202       5,545         1,053         36,800



     The Company's sales, including domestic export and foreign jurisdictional sales (which amounted to less than 10% of total net sales in all periods presented) to unaffiliated customers for the three years ended December 31 were made to customers in the following geographic areas:
                                                                   1995        1994       1993
                                                                ----------   --------   --------
                                                                         (IN THOUSANDS)
Sales to unaffiliated customers:
  United States...............................................  $  566,337   $416,199   $374,871
  Asia Pacific region.........................................     256,901    138,458     92,411
  Europe......................................................     222,194    133,127    100,299
  Japan.......................................................      94,706     68,019     50,539
  Other.......................................................      50,884     21,928     15,019
                                                                ----------   --------   --------
                                                                $1,191,022   $777,731   $633,139
                                                                ==========   ========   ========

     See "Item 1: Business -- Marketing and Sales" elsewhere in this report for information on the Company's export and foreign jurisdictional activities, identifiable assets of foreign subsidiaries, and major customers.

                           SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)

     The following sets forth certain unaudited consolidated quarterly statements of operations data for each of the Company's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto included elsewhere herein.

                                                                      1995*
                                              -----------------------------------------------------
                                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                              -----------   -----------   -----------   -----------
Net sales...................................   $ 232,158     $ 284,849     $ 322,658     $ 351,357
Expenses:
  Cost of sales.............................     131,625       152,683       172,316       189,758
  Engineering and development...............      24,986        30,795        32,966        34,740
  Selling and administrative................      38,919        42,715        45,353        49,810
                                                --------      --------      --------      --------
                                                 195,530       226,193       250,635       274,308
                                                --------      --------      --------      --------
Income from operations......................      36,628        58,656        72,023        77,049
Other income (expense):
  Merger expenses...........................                                                (5,600)
  Interest income...........................       3,085         3,547         3,670         3,907
  Interest expense..........................        (533)         (730)         (715)       (1,062)
                                                --------      --------      --------      --------
Income before income taxes..................      39,180        61,473        74,978        74,294
Provision for income taxes..................      14,706        22,666        26,756        26,513
                                                --------      --------      --------      --------
Net income..................................   $  24,474     $  38,807     $  48,222     $  47,781
                                                ========      ========      ========      ========
Net income per common share.................   $    0.30     $    0.46     $    0.57     $    0.56
                                                ========      ========      ========      ========

                                                                      1994*
                                              -----------------------------------------------------
                                              1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                              -----------   -----------   -----------   -----------
Net sales...................................   $ 174,459     $ 179,788     $ 205,849     $ 217,635
Expenses:
  Cost of sales.............................      97,707       100,162       115,883       121,377
  Engineering and development...............      19,614        21,128        21,851        23,977
  Selling and administrative................      36,279        35,992        36,591        39,142
                                                --------      --------      --------      --------
                                                 153,600       157,282       174,325       184,496
                                                --------      --------      --------      --------
Income from operations......................      20,859        22,506        31,524        33,139
Other income (expense):
  Interest income...........................       1,324         1,611         2,039         2,853
  Interest expense..........................        (572)         (402)         (424)         (432)
                                                --------      --------      --------      --------
Income before income taxes..................      21,611        23,715        33,139        35,560
Provision for income taxes..................       7,215         7,826        11,099        11,495
                                                --------      --------      --------      --------
Net income..................................   $  14,396     $  15,889     $  22,040     $  24,065
                                                ========      ========      ========      ========
Net income per common share.................   $    0.18     $    0.20     $    0.27     $    0.30
                                                ========      ========      ========      ========

---------------
*Note: Previously published quarterly financial data have been restated to reflect the pooling of interests with Megatest Corporation (see "Note C:
       Merger -- Pooling of Interests" in Notes to Consolidated Financial Statements) and to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 29, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS

     In our opinion, the consolidated balance sheet and related consolidated statements of operations, of stockholders' equity and of cash flows of Megatest Corporation (not presented separately herein) present fairly, in all material respects, the financial position of Megatest Corporation and its subsidiaries at August 31, 1994, and the results of their operations and their cash flows for the year ended August 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

     As discussed in Note 1 to the consolidated financial statements referred to above (and not included herein), Megatest Corporation changed its method of accounting for income taxes effective September 1, 1993.

PRICE WATERHOUSE LLP

San Jose, California
September 20, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Megatest Corporation:

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of Megatest Corporation and its subsidiaries for the year ended August 31, 1993 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects the results of operations and cash flows of Megatest Corporation and its subsidiaries for the year ended August 31, 1993 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
September 21, 1993

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 1996, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

        Balance Sheets as of December 31, 1995 and 1994
        Statements of Income for the years ended December 31, 1995, 1994, and
        1993
        Statements of Cash Flows for the years ended December 31, 1995, 1994, and 1993
        Statements of Changes in Shareholders' Equity for the years ended December 31, 1995, 1994, and 1993

(A) 2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted since either they are not required or the information is otherwise included.

(A) 3.  LISTING OF EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(B) REPORT ON FORM 8-K

     A current report on Form 8-K dated December 1, 1995, has been filed with the Securities and Exchange Commission relating to the Company's merger with Megatest Corporation.

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

  EXHIBIT NO.                  DESCRIPTION                         SEC DOCUMENT REFERENCE
  -----------    ---------------------------------------   ---------------------------------------
       2.0       Agreement and Plan of Merger and          Exhibit 2.0 to the Company's
                 Reorganization, as amended, dated         Registration Statement on Form S-4
                 September 5, 1995, by and among the       (Registration Statement No. 33-63781)
                 Company, M Merger Corp., and Megatest
                 Corporation
       3.1       Restated Articles of Organization of      Exhibit 4.1 to the Company's Form S-3
                 the Company, as amended                   Registration Statement No. 33-44347,
                                                           effective December 12, 1991.
       3.2       Amendment, dated May 24, 1995, to
                 Restated Articles of Organization of
                 the Company, as amended
       3.3       Amended and Restated Bylaws of the        Exhibit 3.3 (iii) to the Company's
                 Company                                   Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1990.
       4.1       Indenture dated as of March 15, 1987      Exhibit 2.3 to the Company's
                 between Zehntel, Inc. and the Bank of     Registration Statement on Form 8-A No.
                 California, National Association,         0-16446, effective February 17, 1988.
                 Trustees
       4.2       First Supplemental Indenture between      Exhibit 2.4 to the Company's
                 the Company, Zehntel, Inc. and the Bank   Registration Statement on Form 8-A No.
                 of California, National Association,      0-16446, effective February 17, 1988.
                 Trustee, dated as of December 1, 1987
       4.3       Second Supplemental Indenture by and      Exhibit 3.4 (iii) to the Company's
                 among the Company, Zehntel, Inc. and      Annual Report on Form 10-K for the
                 Bankers Trust Company of California,      fiscal year ended December 31, 1989.
                 N.A.
       4.4       Instrument of Acknowledgment of           Exhibit 3.4 (iv) to the Company's
                 Satisfaction and Discharge of Indenture   Annual Report on Form 10-K for the
                 and Securities executed by First Trust    fiscal year ended December 31, 1994.
                 of California, National Association,
                 successor trustee
       4.5       Rights Agreement between the Company      Exhibit 4.1 to the Company's Current
                 and The First National Bank of Boston     Report on Form 8-K dated March 15,
                 dated as of March 14, 1990                1990.
      10.1       Multicurrency Revolving Credit            Exhibit to the Company's Quarterly
                 Agreement dated April 29, 1991            Report on Form 10-Q for the quarterly
                                                           period ended March 30, 1991.
      10.2       First Amendment to Multicurrency          Exhibit 3.10 (ii) to the Company's
                 Revolving Credit Agreement dated as of    Annual Report on Form 10-K for the
                 March 5, 1993                             fiscal year ended December 31, 1992.
      10.3       Second Amendment to Multicurrency
                 Revolving Credit Agreement dated as of
                 January 31, 1996
      10.4       1987 Non-Employee Director Stock Option   Exhibit 3.10 (iii) to the Company's
                 Plan                                      Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.
      10.5       Teradyne, Inc. Supplemental Executive     Exhibit 3.10 (iv) to the Company's
                 Retirement Plan                           Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.
      10.6       1991 Employee Stock Option Plan, as       Exhibit 10.5 to the Company's Annual
                 amended                                   Report on Form 10-K for the fiscal year
                                                           ended December 31, 1994.

  EXHIBIT NO.                  DESCRIPTION                         SEC DOCUMENT REFERENCE
  -----------    ---------------------------------------   ---------------------------------------
      10.7       1979 Stock Purchase Plan, as amended      Exhibit 10.6 to the Company's Annual
                                                           Report on Form 10-K for the fiscal year
                                                           ended December 31, 1994.
      10.8       Megatest Corporation 1990 Stock Option    Exhibit 4.1 to the Company's
                 Plan                                      Registration Statement on Form S-8
                                                           (Registration Statement No. 33-64683).
      10.9       Megatest Corporation Director Stock       Exhibit 4.2 to the Company's
                 Option Plan                               Registration Statement on Form S-8
                                                           (Registration Statement No. 33-64683).
     10.10       Master Lease Agreement between Megatest
                 and General Electric Capital
                 Corporation dated August 10, 1995
     10.11       Loan and Security Agreement between
                 Megatest and the CIT Group/Equipment
                 Financing, Inc. dated August 14, 1995
     10.12       Deed of Trust, Financing Statement,
                 Security Agreement and Fixture Filing
                 between Megatest and the Sun Life
                 Assurance Company of Canada (U.S.)
                 dated August 25, 1995
      22.1       Subsidiaries of the Company
      23.1       Consent of Coopers & Lybrand L.L.P.
      23.2       Consent of Price Waterhouse LLP
      23.3       Consent of Deloitte & Touche LLP
      27.0       Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1996.

                                          TERADYNE, INC.

                                                      OWEN W. ROBBINS
                                          By:----------------------------------
                                                      Owen W. Robbins,
                                                  Executive Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE:                                TITLE                       DATE
             ---------                                 -----                       ----
       ALEXANDER V. D'ARBELOFF         Chairman of the Board                  March 26, 1996
-------------------------------------  and Chief Executive Officer
       Alexander V. d'Arbeloff

                                       Vice Chairman of the Board and         March   , 1996
-------------------------------------  Executive Vice President
         James A. Prestridge

          OWEN W. ROBBINS              Vice Chairman of the Board and         March 26, 1996
-------------------------------------  Executive Vice President
          Owen W. Robbins              (Principal Financial Officer)

        GEORGE W. CHAMILLARD           President, Chief Operating             March 26, 1996
-------------------------------------  Officer, and Member of the Board
        George W. Chamillard

          DONALD J. HAMMAN             Controller                             March 26, 1996
-------------------------------------
          Donald J. Hamman

           EDWIN L. ARTZT              Director                               March 26, 1996
-------------------------------------
           Edwin L. Artzt

          JAMES W. BAGLEY              Director                               March 26, 1996
-------------------------------------
          James W. Bagley

          ALBERT CARNESALE             Director                               March 26, 1996
-------------------------------------
          Albert Carnesale

         DANIEL S. GREGORY              Director                               March 26, 1996
-------------------------------------
         Daniel S. Gregory

         DWIGHT H. HIBBARD              Director                               March 26, 1996
-------------------------------------
         Dwight H. Hibbard

         JOHN P. MULRONEY               Director                               March 26, 1996
-------------------------------------
         John P. Mulroney

         RICHARD J. TESTA               Director                               March 26, 1996
-------------------------------------
         Richard J. Testa