Form 10-Q
period 1996-03-31
TERADYNE INC
filed 1996-05-15
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1996

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



    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

    The number of shares outstanding of the registrant's only class of Common Stock as of May 2, 1996 was 83,403,785 shares.

                                 TERADYNE, INC.
                                      INDEX




                                                                                                         Page No.
                                                                                                         --------

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995..........................................................3

         Condensed Consolidated Statements of Income -
              Quarters Ended March 31, 1996 and April 2, 1995...............................................4

         Condensed Consolidated Statements of Cash Flows -
              Quarters Ended March 31, 1996 and April 2, 1995...............................................5

         Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-9



                                 TERADYNE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                                   March 31, 1996          December 31, 1995
                                                                                   --------------          -----------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents....................................................    $  171,593               $  182,165
   Marketable securities........................................................       137,323                   93,662
   Accounts receivable..........................................................       268,566                  254,820
   Inventories:
         Parts..................................................................       144,512                  120,011
         Assemblies in process..................................................        60,035                   56,840
                                                                                    ----------               ----------
                                                                                       204,547                  176,851
   Deferred tax assets..........................................................        19,546                   19,546
   Prepayments and other current assets.........................................        19,983                   13,101
                                                                                    ----------               ----------
         Total current assets...................................................       821,558                  740,145
Property, plant, and equipment, at cost:........................................       524,237                  512,986
      Less: Accumulated depreciation............................................      (260,246)                (255,968)
                                                                                    ----------               ----------
         Net property, plant, and equipment.....................................       263,991                  257,018
Other assets....................................................................        25,093                   26,668
                                                                                    ----------               ----------
         Total assets...........................................................    $1,110,642               $1,023,831
                                                                                    ==========               ==========

                                  LIABILITIES
Current liabilities:
   Notes payable - banks........................................................    $    7,940               $    8,141
   Current portion of long-term debt............................................         2,504                    2,082
   Accounts payable.............................................................        51,416                   42,229
   Accrued employees' compensation and withholdings.............................        47,056                   66,000
   Unearned service revenue and customer advances...............................        60,200                   53,587
   Other accrued liabilities....................................................        45,548                   41,395
   Income taxes payable.........................................................        39,515                   16,157
                                                                                    ----------               ----------
         Total current liabilities..............................................       254,179                  229,591
Deferred tax liabilities........................................................        15,711                   15,711
Long-term debt..................................................................        18,158                   18,679
                                                                                    ----------               ----------
         Total liabilities......................................................       288,048                  263,981
                                                                                    ----------               ----------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value, authorized 125,000 shares, issued and outstanding
 after deduction of reacquired shares, 83,384 in 1996 and 82,634 in 1995........        10,422                   10,329
Additional paid-in capital......................................................       376,466                  366,970
Retained earnings...............................................................       435,706                  382,551
                                                                                    ----------               ----------
         Total shareholders' equity.............................................       822,594                  759,850
                                                                                    ----------               ----------
         Total liabilities and shareholders' equity.............................    $1,110,642               $1,023,831
                                                                                    ==========               ==========











The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 are an integral part of the condensed consolidated financial statements.

                                       3


                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                 For the Three Months Ended
                                                                                 --------------------------
                                                                           (In thousands, except per share amounts)
                                                                             March 31, 1996         April 2, 1995
                                                                             ---------------        -------------

Net sales............................................................          $  348,967           $  232,158

Expenses:
     Cost of sales...................................................             186,637              131,625
     Engineering and development.....................................              36,740               24,986
     Selling and administrative......................................              46,929               38,919
                                                                               ----------           ----------
                                                                                  270,306              195,530
                                                                               ----------           ----------


Income from operations...............................................              78,661               36,628
                                                                               ----------           ----------

Other income (expense):
    Interest income..................................................               3,759                3,085
    Interest expense.................................................                (642)                (533)
                                                                               ----------           ----------


Income before income taxes...........................................              81,778               39,180

Provision for income taxes...........................................              28,623               14,706
                                                                               ----------           ----------


Net income...........................................................          $   53,155           $   24,474
                                                                               ==========           ==========

Net income per common share..........................................          $     0.63           $     0.30
                                                                               ==========           ==========



Shares used in calculations of
  net income per common share........................................              84,970               82,350
                                                                               ==========           ==========





















The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 are an integral part of the condensed consolidated financial statements.

                                       4



                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Three Months Ended
                                                                                     --------------------------
                                                                               March 31, 1996           April 2, 1995
                                                                               --------------           -------------
                                                                                            (In thousands)
Cash flows from operating activities:
     Net income........................................................         $   53,155               $   24,474
     Adjustments to  reconcile  net  income to net cash
         provided by operating activities:
        Depreciation and amortization..................................             12,317                    9,915
        Deferred income taxes..........................................                                         952
        Other non-cash items, net......................................               (134)                   1,392
        Changes in operating assets and liabilities:
             Accounts receivable.......................................            (13,746)                 (26,353)
             Inventories...............................................            (24,092)                  (3,408)
             Other assets..............................................             (5,642)                  (6,502)
             Accounts payable and accruals.............................              1,492                    7,484
             Income taxes payable......................................             24,787                   10,436
                                                                               -----------               ----------

                 Net cash provided by operating activities.............             48,137                   18,390
                                                                               -----------               ----------

Cash flows from investing activities:
     Additions to property, plant and equipment........................            (18,002)                 (14,109)
     Increase in equipment manufactured by the Company.................             (4,717)                  (3,395)
     Purchases of marketable securities................................            (93,067)                 (77,591)
     Maturities of marketable securities...............................             49,406                   19,766
                                                                               -----------               ----------
                 Net cash used in investing activities.................            (66,380)                 (75,329)
                                                                               -----------               ----------
Cash flows from financing activities:
     Net borrowings under short-term borrowing agreements..............                                       4,400
     Payments of long term debt........................................               (489)                    ( 14)
     Issuance of common stock under employee stock
       option and stock purchase plans.................................              8,160                   11,815
                                                                               -----------               ----------
                 Net cash flows provided by financing activities.......              7,671                   16,201
                                                                               -----------               ----------

Decrease in cash and cash equivalents..................................            (10,572)                 (40,738)
Cash and cash equivalents at beginning of period.......................            182,165                  191,869
                                                                               -----------               ----------
Cash and cash equivalents at end of period.............................        $   171,593               $  151,131
                                                                               ===========               ==========

Supplementary disclosure of cash flow information:
    Cash paid during the period for:
       Interest........................................................        $       806               $      600
       Income taxes....................................................              3,639                    2,254











The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 are an integral part of the condensed consolidated financial statements.

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

B. Accounting Policies

   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation. On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger of M Merger Corp., a wholly owned subsidiary of the Company, with and into Megatest. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. The
Megatest combination has been accounted for as a pooling of interests. The accompanying condensed consolidated financial statements of the Company for the first quarter of 1995 have been restated to include the financial position and results of operations of the combined companies.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                                                     For the Three Months Ended
                                                                                     --------------------------

                                                                             March 31, 1996           April 2, 1995
                                                                             --------------           -------------
                                                                                         (In thousands)

Net sales............................................................            $ 348,967               $ 232,158
                                                                                 =========                ========

Net income...........................................................            $  53,155               $  24,474
                                                                                 =========               =========

Percentage of net sales:
     Net sales.......................................................              100%                   100%
     Expenses:
          Cost of sales..............................................               54                     56
          Engineering and development................................               11                     11
          Selling and administrative.................................               13                     17
          Interest, net..............................................               (1)                    (1)
                                                                                 ---------               ---------
                                                                                    77                     83

     Income before income taxes......................................               23                     17
     Provision for income taxes......................................                8                      6
                                                                                 ---------               ---------
     Net income......................................................               15%                    11%
                                                                                 =========               =========

Provision for income taxes as a percentage
     of income before income taxes...................................               35%                    38%
                                                                                 =========               =========

Results of Operations
- ---------------------

     Sales increased 50% to $349.0 million in the first quarter of 1996 compared to the first quarter of 1995. Each of the major product lines of the Company - semiconductor test systems, circuit-board test systems, telecommunications test systems, and backplane connection systems contributed to the increase in sales. The growth was driven by a 72% increase in demand for semiconductor test systems as capacity expansions at semiconductor manufacturers continued. Telecommunications test systems sales increased 43% as the Company fulfills its deployment contract with Deutsche Telekom in Germany. Circuit-board test systems sales increased 12%, while sales of backplane connection systems increased 2%. As a result of the increase in sales, income before income taxes more than doubled, increasing $42.6 million to $81.8 million.

     Incoming orders were $305.6 million in the first quarter of 1996 compared to $326.2 million in the first quarter of 1995. The decrease in orders was primarily due to a slowing of semiconductor test systems orders. Orders for backplane connection systems and circuit-board test systems increased while telecommunications test systems also declined. The decrease in orders, if continued, will impact shipment levels in future quarters. The Company's backlog was $615.9 million at the end of the first quarter of 1996 compared with $512.3 million at the end of the first quarter of 1995 .

     Cost of sales, as a percentage of sales, decreased from 56% in the first quarter of 1995 to 54% in the first quarter of 1996. The improvement was primarily the result of increased utilization of the Company's manufacturing overhead. In addition, there was a favorable change in product portfolio as sales of backplane connection systems, whose product margins are generally lower than those of electronic test systems, were lower as a percentage of total Company sales.

     Engineering and development spending grew to $36.7 million in the first quarter of 1996 from $25.0 million in the first quarter of 1995, a consistent 11% of sales. The expenses grew $11.7 million primarily as a result of increased investment in new product development of semiconductor test systems. Selling and administrative expenses decreased to 13% of sales in the first quarter of 1996 compared with 17% of sales in the first quarter of 1995, as the dollar volume of these expenses grew by 21% while sales advanced 50%.

     Interest income increased in the first quarter of 1996 to $3.8 million from $3.1 million in the first quarter of 1995 due to an increase in the Company's average invested balances and higher interest rates. Interest expense increased slightly from $.5 million in the first quarter of 1995 to $.6 million in the first quarter of 1996.

     The Company's effective income tax rate was 35.0% in the first quarter which is the current estimate for fiscal year 1996. That compares with 36.3% for fiscal year 1995. The 1995 effective tax rate was driven above the statutory rate of 35% due primarily to non-deductible merger expenses incurred in connection with the Megatest acquisition.



Liquidity and Capital Resources
- -------------------------------

     The Company's cash, cash equivalents and marketable securities balance grew $33.1 million in the first three months of 1996. Cash flow generated from operations was $48.1 million and $8.2 million was generated from the sale of stock to employees under the Company's stock option and stock purchase plans. Cash was used to fund additions to property, plant and equipment of $22.7 million in the first quarter of 1996.

     The Company believes its cash and cash equivalents balance of $171.6 million, together with other sources of funds, including marketable securities of $137.3 million, cash flow generated from operations, and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1996.


Certain Factors That May Affect Future Results
- ----------------------------------------------

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q, the Company's Annual Report on Form 10-K, and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment levels in future quarters and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.









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

                                       TERADYNE, INC.
                                  ------------------------
                                         Registrant

                                      OWEN W. ROBBINS
                                  ------------------------
                                      Owen W. Robbins
                                  Executive Vice President



                                        May 15, 1996
















                                       9
