Form 10-Q
period 1996-06-30
TERADYNE INC
filed 1996-08-15
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of shares outstanding of the registrant's only class of Common Stock as of July 30, 1996 was 83,478,798 shares.

                                 TERADYNE, INC.
                                      INDEX






                                                                                                        Page No.
                                                                                                        --------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              June 30, 1996 and December 31, 1995...........................................................3

         Condensed Consolidated Statements of Income -
              Quarters and Six Months Ended June 30, 1996 and July 2, 1995..................................4

         Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 30, 1996 and July 2, 1995...............................................5

         Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-9


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................................................10




                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                                  June 30, 1996           December 31, 1995
                                                                                  -------------           -----------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents....................................................  $    204,354             $    182,165
   Marketable securities........................................................        98,739                   93,662
   Accounts receivable..........................................................       222,594                  254,820
   Inventories:
         Parts..................................................................       112,820                  120,011
         Assemblies in process..................................................        55,932                   56,840
                                                                                  ------------             ------------
                                                                                       168,752                  176,851
   Deferred tax assets..........................................................        17,880                   19,546
   Prepayments and other current assets.........................................        17,485                   13,101
                                                                                  ------------             ------------
         Total current assets...................................................       729,804                  740,145
Property, plant, and equipment, at cost:........................................       548,436                  512,986
      Less: Accumulated depreciation............................................      (270,264)                (255,968)
                                                                                  ------------             ------------
         Net property, plant, and equipment.....................................       278,172                  257,018
Marketable securities...........................................................        60,991                        0
Other assets....................................................................        23,484                   26,668
                                                                                  ------------             ------------
         Total assets...........................................................  $  1,092,451             $  1,023,831
                                                                                  ============             ============

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................  $      7,744             $      8,141
   Current portion of long-term debt............................................         2,055                    2,082
   Accounts payable.............................................................        28,207                   42,229
   Accrued employees' compensation and withholdings.............................        56,723                   66,000
   Unearned service revenue and customer advances...............................        62,327                   53,587
   Other accrued liabilities....................................................        53,340                   41,395
   Income taxes payable.........................................................        12,820                   16,157
                                                                                  ------------             ------------
         Total current liabilities..............................................       223,216                  229,591
Deferred tax liabilities........................................................        10,178                   15,711
Long-term debt..................................................................        17,538                   18,679
                                                                                  ------------             ------------
         Total liabilities......................................................       250,932                  263,981
                                                                                  ------------             ------------

                              SHAREHOLDERS' EQUITY

Common stock  $0.125 par value,  authorized  250,000  shares  (125,000 in 1995), issued and outstanding after deduction of reacquired
   shares, 83,473 in 1996 and 82,634 in 1995....................................        10,433                   10,329
Additional paid-in capital......................................................       377,478                  366,970
Retained earnings...............................................................       453,608                  382,551
                                                                                  ------------             ------------
         Total shareholders' equity.............................................       841,519                  759,850
                                                                                  ------------             ------------
         Total liabilities and shareholders' equity.............................  $  1,092,451             $  1,023,831
                                                                                  ============             ============







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


                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          For the Quarters Ended                 For the Six Months Ended
                                                                 (In thousands, except per share amounts)

                                                   June 30, 1996          July 2, 1995        June 30, 1996     July 2, 1995
                                                   -------------          ------------        -------------     ------------


Net sales...................................         $  319,690           $  284,849          $   668,657       $   517,007

Expenses:
     Cost of products sold..................            180,618              152,683              367,255           284,308
     Product line consolidation.............             34,100                    0               34,100                 0
                                                     ----------           ----------          -----------       -----------
           Cost of sales....................            214,718              152,683              401,355           284,308
     Engineering and development............             38,426               30,795               75,166            55,781
     Selling and administrative.............             42,556               42,715               89,485            81,634
                                                     ----------           ----------          -----------       -----------
                                                        295,700              226,193              566,006           421,723
                                                     ----------           ----------          -----------       -----------

Income from operations......................             23,990               58,656              102,651            95,284


Other income (expense):
    Interest income.........................              4,162                3,547                7,921             6,632
    Interest expense........................               (610)                (730)              (1,252)           (1,263)
                                                     ----------           ----------          -----------       -----------

Income before income taxes..................             27,542               61,473              109,320           100,653


Provision for income taxes..................              9,640               22,666               38,263            37,372
                                                     ----------           ----------          -----------       -----------

Net income..................................         $   17,902           $   38,807          $    71,057       $    63,281
                                                     ==========           ==========          ===========       ===========


Net income per common share.................         $     0.21           $     0.46          $      0.84       $      0.76
                                                     ==========           ==========          ===========       ===========


Shares used in calculations of
    net income per common share.............             85,001               84,074               84,986            83,212
                                                     ==========           ==========          ===========       ===========
















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



                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                     ------------------------
                                                                               June 30, 1996           July 2, 1995
                                                                               -------------           ------------
                                                                                          (In thousands)
Cash flows from operating activities:
     Net income........................................................        $    71,057             $    63,281

     Adjustments to  reconcile  net  income to net cash
           provided by operating activities:
        Depreciation and amortization..................................             24,807                  19,682
        Deferred income taxes..........................................             (3,867)                    952
        Product line consolidation.....................................             34,100                       0
        Other non-cash items, net......................................               (389)                  4,209
        Changes in operating assets and liabilities:
             Accounts receivable.......................................             30,826                 (54,725)
             Inventories...............................................            (14,297)                (17,219)
             Other assets..............................................             (1,874)                 (8,214)
             Accounts payable and accruals.............................             (9,313)                 30,048
             Income taxes payable......................................             (1,651)                 16,443
                                                                               -----------             -----------
                 Net cash provided by operating activities.............            129,399                  54,457

Cash flows from investing activities:
     Additions to property, plant and equipment........................            (38,658)                (33,063)
     Increase in equipment manufactured by the Company.................            (10,430)                 (9,668)
     Purchases of marketable securities................................           (184,204)                (97,007)
     Maturities of marketable securities...............................            118,136                  19,766
                                                                               -----------             -----------

                 Net cash used in investing activities.................           (115,156)               (119,972)
                                                                               -----------             -----------

Cash flows from financing activities:
     Net borrowings under short-term borrowing agreements..............                  0                   4,400
     Payments of long term debt........................................               (980)                  ( 131)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................              8,926                  18,859
                                                                               -----------             -----------

                 Net cash flows provided by financing activities.......              7,946                  23,128
                                                                               -----------             -----------
Increase (decrease) in cash and cash equivalents.......................             22,189                 (42,387)
Cash and cash equivalents at beginning of period.......................            182,165                 191,869
                                                                               -----------             -----------
Cash and cash equivalents at end of period.............................        $   204,354             $   149,482
                                                                               ===========             ===========

Supplementary disclosure of cash flow  information:
     Cash paid during the period for:

                 Interest................................................      $     1,318             $     1,269
                 Income taxes............................................           44,665                  18,913








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

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




A. Accounting Policies

   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Teradyne, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation. On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger of M Merger Corp., a wholly owned subsidiary of the Company, with and into Megatest. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. The Megatest combination has been accounted for as a pooling of interests. The accompanying condensed consolidated financial statements of the Company as of and for the six months ended July 2, 1995 have been restated to include the financial position and results of operations of the combined companies.

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

B.   Product Line Consolidation

     During the second quarter of 1996, the Company announced a plan to consolidate the VLSI product lines of Megatest and Teradyne. In connection with this plan, the Company provided $34.1 million in charges, which included a $26.0 million write-down of inventory to net realizable value and $6.7 million for the cost of identified customer obligations on VLSI systems.


C.   Acquisition of Midnight Networks, Inc.

     On June 14, 1996, the Company acquired Midnight Networks, Inc. ("Midnight"), for an initial purchase price of approximately $4.0 million in cash. In addition, the asset purchase agreement calls for the Company to make cash payments in the form of compensation, contingent upon the operating results of Midnight, over a period beginning January 1, 1998 and ending December 31, 2000. Midnight, founded in 1992, develops and markets software programming solutions to test and confirm the correct operation of networking products and systems. The acquisition was accounted for by the purchase method of accounting. Operations of Midnight have been included in the accompanying condensed consolidated financial statements from the date of acquisition. Pro-forma results of operations have not been presented because the effects of the acquisition were not significant. The Company allocated $4.0 million of the purchase price to software products not considered to have reached technological feasibility and therefore were immediately expensed.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations





            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME




                                                      For the Quarters Ended                    For the Six Months Ended
                                                      ----------------------                    ------------------------

                                                   June 30, 1996    July 2, 1995             June 30, 1996     July 2, 1995
                                                   -------------    ------------             -------------     ------------
                                                                               (In thousands)


Net sales......................................         $319,690        $284,849                  $668,657         $517,007
                                                   =============    =============            ==============    =============


Net income.....................................          $17,902         $38,807                   $71,057          $63,281
                                                   =============    =============            ==============    =============

Percentage of net sales:
     Net sales.................................          100%            100%                     100%              100%
     Expenses:
          Cost of products sold................           56              54                       55                55
          Product line consolidation...........           11               0                        5                 0
                                                   -------------    -------------            --------------    -------------
               Cost of sales...................           67              54                       60                55
                                                   -------------    -------------            --------------    -------------
          Engineering and development..........           12              11                       11                11
          Selling and administrative...........           13              15                       14                16
          Interest, net........................           (1)             (1)                      (1)               (1)
                                                   -------------    -------------
                                                                                             --------------    -------------
                                                          91              79                       84                81

     Income before income taxes................            9              21                       16                19
     Provision for income taxes................            3               7                        5                 7
                                                   -------------    -------------
                                                                                             --------------    -------------
     Net income................................            6%             14%                      11%               12%
                                                   =============    =============            --------------    -------------

Provision for income taxes as a percentage
     of income before income taxes.............           35%             37%                      35%               37%
                                                   =============    =============            ==============    =============


Results of Operations
- ---------------------

     Sales increased 12% to $319.7 million in the second quarter of 1996 compared to the second quarter of 1995. Semiconductor test systems sales increased 13%, circuit-board test systems sales increased 22%, and sales of backplane connection systems increased 6%. Telecommunications test systems sales decreased by 2%. In the first six months of 1996, sales increased 29% to $668.7 million. Net income before income taxes declined to $17.9 million in the second quarter compared to $38.8 million in the same period last year. The decrease in net income was the result of pre-tax nonrecurring charges of $34.1 million for product line consolidation and $4.0 million for the purchase of in-process technology. For the six months of 1996, net income increased $7.8 million compared to the first six months of 1995.


     Incoming orders were $220.8 million in the second quarter of 1996 compared to $464.0 million (which included $98.0 million in multi-year government contracts) in the second quarter of 1995. The decrease in orders was primarily driven by a slowing of semiconductor test systems orders which reflects the current industry conditions. Circuit-board test systems and telecommunications test systems also declined. Orders for backplane connection systems rose with strong demand from their increasing base of commercial customers. The Company expects shipments and net income to decline in the third quarter as a result of the reduction in semiconductor test systems orders. As a result of the current business environment, the Company has implemented a number of programs aimed at reducing expense and capital expenditures. The Company's backlog was $517.0 million at the end of the second quarter of 1996 compared with $690.0 million at the end of the second quarter of 1995.

     Cost of products sold as a percentage of sales (excluding product line consolidation charges), increased from 54% in the second quarter of 1995 to 56% in the second quarter of 1996 due to increasing shipments of lower margin government contracts and increased costs in support of semiconductor test systems products. Cost of products sold in both the first six months of 1995 and the first six months of 1996 (excluding product line consolidation charges) were 55%.

     As a result of the slowing of semiconductor test systems orders, the Company in the second quarter of 1996, decided to accelerate the consolidation of the VLSI product lines of Megatest and Teradyne. In connection with this consolidation, the Company provided $34.1 million in charges, which included a $26.0 million write-down of inventory to net realizable value and $6.7 million for the cost of identified customer obligations on VLSI systems.

     Engineering and development spending grew to $38.4 million in the second quarter of 1996 from $30.8 million in the second quarter of 1995. Included in the two periods were nonrecurring charges of $4.0 million and $3.0 million, respectively for the purchase of in-process technology to be used in product development. The in-process technology had not reached technological feasibility and was accordingly immediately expensed. The $4.0 million charge in the second quarter of 1996 relates to the purchase of Midnight Networks Inc., which develops and markets software used to test computer networks (also see Note C. to the condensed consolidated financial statements). The expenses before nonrecurring charges grew $6.6 million primarily as a result of increased investment in new product development of semiconductor test systems. As a percentage of sales, engineering and development expenses were 11% in both the first six months of 1995 and the first six months of 1996.

     Selling and administrative expenses decreased to 13% of sales in the second quarter and 14% of sales in the first six months of 1996 compared with 15% of sales in the second quarter and 16% of sales in the first six months of 1995. The Company has been able to hold level the dollar amount of these expenses as the sales volume has increased.

     Interest income increased in the second quarter of 1996 to $4.2 million from $3.5 million in the second quarter of 1995 due to an increase in the Company's average invested balances. Interest expense decreased slightly from $.7 million in the second quarter of 1995 to $.6 million in the second quarter of 1996.

     The Company's effective income tax rate was 35.0% in the first six months of 1996 which is the current estimate for the fiscal year. That compares with 36.3% for fiscal year 1995. The 1995 effective tax rate was driven above the statutory rate of 35% due primarily to non-deductible merger expenses incurred in connection with the Megatest acquisition.



Liquidity and Capital Resources
- -------------------------------

     The Company's cash, cash equivalents and marketable securities balance grew $88.3 million in the first six months of 1996. Cash flow generated from operations was $129.4 million and $8.9 million was generated from the sale of stock to employees under the Company's stock option and stock purchase plans. Cash was used to fund additions to property, plant and equipment of $49.1 million in the first six months of 1996, an increase of $6.4 million compared to $42.7 million in additions in the first six months of 1995.

     The Company believes its cash and cash equivalents balance of $204.4 million, together with other sources of funds, including marketable securities of $159.7 million, cash flow generated from operations, and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements over the next twelve months.




Certain Factors That May Affect Future Results
- ----------------------------------------------

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q, the Company's Annual Report on Form 10-K, and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability in the third quarter of 1996 and the sufficiency of capital to meet working capital and capital expenditure requirements may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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




Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of the Company was held May 23, 1996 The following were elected as Directors:


                                                          Total Vote                           Total Vote Withheld
Nominee                                                For Each Nominee                          For Each Nominee
- -------                                                ----------------                          ----------------

Alex V. d'Arbeloff                                        70,271,389                                1,181,429
Edwin L. Artzt                                            70,275,133                                1,177,685
James W. Bagley                                           70,282,936                                1,169,882
Daniel S. Gregory                                         70,282,306                                1,170,512

The Term of office for the following directors continued after the meeting: Albert Carnesale, Dwight H. Hibbard, John P. Mulroney,
James A. Prestridge, Owen W. Robbins, and Richard J. Testa.


In addition, the following proposals were approved:

(A) an amendment to the Registrant's Restated Articles of Organization, to increase the amount of the Registrant's authorized Common Stock, par value $0.125 per share, from 125,000,000 to 250,000,000, was approved, with 63,652,370 shares voting in favor, 7,683,480 shares voting against, and 116,968 shares abstaining.

(B) to amend the 1991 Employee Stock Option Plan (the Plan):

       (i) to increase the aggregate number of shares of Common Stock which may be issued pursuant to the Plan by 3,000,000 shares and

       (ii)to permit grants threunder to comply with Section 162(m) of the Internal Revenue Code.

With 45,116,006 shares voting in favor; 26,182,543 shares voting against; and 154,269 shares abstaining.

(C) to approve the adoption of the 1996 Employee Stock Purchase Plan, with 69,678,484 shares voting in favor, 1,644,147 shares voting against, and 130,187 shares abstaining.

(D) to ratify the selection of the firm Coopers & Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1996, with 71,250,722 shares voting in favor, 116,003 shares voting against, and 86,093 shares abstaining.

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



                                      August 15, 1996