Form 10-Q
period 1996-09-29
TERADYNE INC
filed 1996-11-15
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 1996

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of  shares outstanding  of  the   registrant's only class of
Common Stock as of October 25, 1996 was 82,962,219 shares.


                                 TERADYNE, INC.
                                      INDEX




                                                                                                         Page No.
                                                                                                         --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              September 29, 1996 and December 31, 1995......................................................3

         Condensed Consolidated Statements of Income -
              Quarters and Nine Months Ended September 29, 1996 and October 1, 1995.........................4

         Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 29, 1996 and October 1, 1995......................................5

         Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-9



                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                                September 29, 1996        December 31, 1995
                                                                                ------------------        -----------------
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents.................................................... $     291,559             $    182,165
   Marketable securities........................................................        59,352                   93,662
   Accounts receivable..........................................................       190,143                  254,820
   Inventories:
         Parts..................................................................        91,941                  120,011
         Assemblies in process..................................................        63,911                   56,840
                                                                                 -------------             ------------
                                                                                       155,852                  176,851
   Deferred tax assets..........................................................        17,902                   19,546
   Prepayments and other current assets.........................................        16,896                   13,101
                                                                                 -------------             ------------
         Total current assets...................................................       731,704                  740,145
Property, plant, and equipment, at cost:........................................       554,758                  512,986
      Less: accumulated depreciation............................................      (281,634)                (255,968)
                                                                                 -------------             ------------
         Net property, plant, and equipment.....................................       273,124                  257,018
Marketable securities...........................................................        61,889                        0
Other assets....................................................................        21,855                   26,668
                                                                                 -------------             ------------
         Total assets........................................................... $   1,088,572             $  1,023,831
                                                                                 =============             ============

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       7,662             $      8,141
   Current portion of long-term debt............................................         1,731                    2,082
   Accounts payable.............................................................        28,985                   42,229
   Accrued employees' compensation and withholdings.............................        46,720                   66,000
   Unearned service revenue and customer advances...............................        59,415                   53,587
   Other accrued liabilities....................................................        61,684                   41,395
   Income taxes payable.........................................................         2,665                   16,157
                                                                                 -------------             ------------
         Total current liabilities..............................................       208,862                  229,591
Deferred tax liabilities........................................................        11,614                   15,711
Long-term debt..................................................................        15,807                   18,679
                                                                                 -------------             ------------
         Total liabilities......................................................       236,283                  263,981
                                                                                 -------------             ------------

                              SHAREHOLDERS' EQUITY

Common stock  $0.125 par value,  authorized  250,000  shares  (125,000 in 1995), issued and outstanding after deduction of reacquired
   shares, 82,924 in 1996 and 82,634 in 1995....................................        10,364                   10,329
Additional paid-in capital......................................................       368,748                  366,970
Retained earnings...............................................................       473,177                  382,551
                                                                                 -------------             ------------
         Total shareholders' equity.............................................       852,289                  759,850
                                                                                 -------------             ------------
         Total liabilities and shareholders' equity............................. $   1,088,572             $  1,023,831
                                                                                 =============             ============






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

                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     For the Quarters Ended                       For the Nine Months Ended
                                                                    (In thousands, except per share amounts)

                                             September 29, 1996     October 1, 1995          September 29, 1996  October 1, 1995
                                             ------------------     ---------------          ------------------  ---------------

Net sales.................................       $  261,671           $  322,658                 $  930,328        $  839,665

Expenses:
     Cost of products sold................          163,747              172,316                    531,002           456,624
     Product line consolidation...........                0                    0                     34,100                 0
                                                 ----------           ----------                 ----------        ----------
          Cost of sales...................          163,747              172,316                    565,102           456,624
                                                 ----------           ----------                 ----------        ----------
     Engineering and development..........           35,022               32,966                    110,188            88,747
     Selling and administrative...........           41,535               45,353                    131,020           126,987
                                                 ----------           ----------                 ----------        ----------
                                                    240,304              250,635                    806,310           672,358
                                                 ----------           ----------                 ----------        ----------

Income from operations....................           21,367               72,023                    124,018           167,307

Other income (expense):
    Interest income.......................            5,089                3,670                     13,010            10,302
    Interest expense......................             (513)                (715)                    (1,765)           (1,978)
                                                 ----------           ----------                 ----------        ----------


Income before income taxes................           25,943               74,978                    135,263           175,631

Provision for income taxes................            6,374               26,756                     44,637            64,128
                                                 ----------           ----------                 ----------        ----------


Net income................................       $   19,569           $   48,222                 $   90,626       $   111,503
                                                 ==========           ==========                 ==========       ===========



Net income per common share...............       $     0.23           $     0.57                 $     1.07       $      1.33
                                                 ==========           ==========                 ==========       ===========




Shares used in calculations of
    net income per common share...........           84,948               85,250                     84,973            83,891
                                                 ==========           ==========                 ==========       ===========















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



                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Nine Months Ended
                                                                             September 29, 1996       October 1, 1995
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income........................................................          $  90,626              $  111,503

     Adjustments to  reconcile  net  income to net cash
           provided by operating activities:
        Depreciation and amortization..................................             37,552                  31,251
        Deferred income taxes..........................................             (2,453)                  1,802
        Product line consolidation.....................................             34,100                       0
        Other non-cash items, net......................................               (242)                  4,021
        Changes in operating assets and liabilities:
             Accounts receivable.......................................             63,277                 (91,248)
             Inventories...............................................              1,449                 (38,398)
             Other assets..............................................               (435)                 (9,733)
             Accounts payable and accruals.............................            (13,108)                 34,083
             Income taxes payable......................................            (11,622)                 22,999
                                                                                 ---------              ----------

                 Net cash provided by operating activities.............            199,144                  66,280
                                                                                 ---------              ----------

Cash flows from investing activities:
     Additions to property, plant and equipment........................            (48,861)                (62,354)
     Increase in equipment manufactured by the Company.................            (10,257)                (10,947)
     Purchases of marketable securities................................           (215,198)                (97,299)
     Maturities of marketable securities...............................            187,619                 106,699
                                                                                 ---------               ---------


                 Net cash used in investing activities.................            (86,697)                (63,901)
                                                                                 ---------               ---------

Cash flows from financing activities:
     Net borrowings under short-term borrowing agreements..............                  0                   5,900
     Payments of long term debt........................................             (2,997)                   (365)
     Additions to long-term debt.......................................                  0                  12,500
     Acquisition of treasury stock.....................................             (9,766)                      0
     Issuance of common stock under employee stock
         option and stock purchase plans...............................              9,710                  24,186
                                                                                 ---------               ---------


                 Net cash flows provided (used) by financing activities             (3,053)                 42,221
                                                                                 ---------               ---------

Increase in cash and cash equivalents..................................            109,394                  44,600
Cash and cash equivalents at beginning of period.......................            182,165                 191,869
                                                                                 ---------               ---------
Cash and cash equivalents at end of period.............................          $ 291,559              $  236,469
                                                                                 =========              ==========

Supplementary disclosure of cash flow  information:
     Cash paid during the period for:
               Interest................................................          $   1,832              $    2,093
               Income taxes............................................             59,395                  38,498







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

                                       5

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




A. Accounting Policies

   Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of Teradyne, Inc. (the "Company") and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts have been reclassified to conform to the current year presentation. On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger of M Merger Corp., a wholly owned subsidiary of the Company, with and into Megatest. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. The Megatest combination has been accounted for as a pooling of interests. The accompanying condensed consolidated financial statements of the Company as of and for the nine months ended October 1, 1995 have been restated to include the financial position and results of operations of the combined companies.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations





            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME




                                                        For the Quarters Ended                  For the Nine Months Ended
                                                        ----------------------                  -------------------------


                                                 September 29, 1996  October 1, 1995       September 29, 1996    October 1, 1995
                                                 ------------------  ---------------       ------------------    ---------------
                                                                                 (In thousands)


Net sales......................................    $     261,671      $  322,658                $  930,328        $  839,665
                                                   =============      ==========             =============     =============


Net income.....................................           19,569      $   48,222                $   90,626        $  111,503
                                                   =============      ==========             =============     =============


Percentage of net sales:
     Net sales.................................        100.0%          100.0%                    100.0%           100.0%
     Expenses:
          Cost of products sold................         62.6            53.4                      57.1             54.4
          Product line consolidation...........          0.0             0.0                       3.7              0.0
                                                   -------------    ------------             --------------    -------------
               Cost of sales...................         62.6            53.4                      60.8             54.4
                                                   -------------    ------------             --------------    -------------
          Engineering and development..........         13.4            10.2                      11.8             10.6
          Selling and administrative...........         15.9            14.1                      14.1             15.1
          Interest, net........................         (1.8)           (0.9)                     (1.2)            (1.0)
                                                   -------------    ------------             --------------    -------------

                                                        90.1            76.8                      85.5             79.1

     Income before income taxes................          9.9            23.2                      14.5             20.9
     Provision for income taxes................          2.4             8.3                       4.8              7.6
                                                   -------------    ------------             --------------    -------------

     Net income................................          7.5%           14.9%                      9.7%            13.3%
                                                   =============    ============             --------------    -------------

Provision for income taxes as a percentage
     of income before income taxes.............         24.6%           35.7%                     33.0%            36.5%
                                                   =============    ============             ==============    =============



Results of Operations
---------------------

     Sales decreased 18.9% to $261.7 million in the third quarter of 1996 compared to the third quarter of 1995. Semiconductor test systems sales and telecommunications test systems sales decreased 30.4% and 29.7%, respectively, while circuit-board test systems sales increased 24.0% and sales of backplane connection systems increased 18.0%. In the first nine months of 1996, sales increased 10.8% to $930.3 million. Net income before income taxes declined to $25.9 million in the third quarter compared to $75.0 million in the same period last year due to the reduction in sales. In the nine months of 1996, net income decreased $20.9 million compared to the first nine months of 1995.


     Incoming orders were $215.2 million in the third quarter of 1996 compared to $312.7 million in the third quarter of 1995. The decrease in orders was primarily driven by a slowing of semiconductor test systems orders, which reflects current industry conditions. Circuit-board test systems orders declined by a lesser amount. Orders for backplane connection systems rose as did telecommunications test systems. The Company expects shipments and net income to continue to decline in the fourth quarter of 1996 as a result of the reduction in semiconductor test systems orders. The Company's backlog was $454.3 million at the end of the third quarter of 1996 (adjusted for $16.2 million in order cancellations) compared to $681.0 million at the end of the third quarter of 1995.

     Cost of products sold as a percentage of sales increased from 53.4% in the third quarter of 1995 to 62.6% in the third quarter of 1996. The increased cost of sales percentage was due to the following factors. First, as semiconductor test sales have fallen, the Company has not reduced the fixed and semi-variable components of overhead costs. A significant proportion of the overhead costs are supporting the introduction of new products. Additionally, there was an unfavorable change in mix as sales of semiconductor test systems declined and sales of lower margin products under government contracts and lower margin backplane connection systems increased. In the first nine months of 1996, cost of products sold increased to 57.1% of sales from 54.4% in the first nine months of 1995.

     As a result of the slowing of semiconductor test systems orders, the Company in the second quarter of 1996, decided to accelerate the consolidation of the VLSI product lines of Megatest and Teradyne. In connection with this consolidation, the Company provided $34.1 million in charges, which included a $26.0 million write-down of inventory to net realizable value and $6.7 million for the cost of identified customer obligations on VLSI systems. Due to continuing uncertainty in the semiconductor industry, the Company announced voluntary early retirement and workforce reduction programs during the third quarter of 1996.

     Engineering and development spending was $35.0 million in the third quarter of 1996 compared to $33.0 million in the third quarter of 1995 increasing from 10.2% of sales to 13.4% of sales. These expenses grew $2.0 million primarily as a result of maintaining investment in new product development of semiconductor test systems. The Company has recently announced major new products in each of the three semiconductor test markets in which it participates. Shipments of these new products are scheduled to begin in the first half of 1997. As a percentage of sales, engineering and development expenses were 10.6% in the first nine months of 1995 and 11.8% in the first nine months of 1996.

     Selling and administrative expenses were 15.9% of sales in the third quarter of 1996 and 14.1% of sales in the first nine months of 1996 compared with 14.1% of sales in the third quarter of 1995 and 15.1% of sales in the first nine months of 1995. Although the Company has been able to reduce the dollar amount of these expenses during the third quarter of 1996 by 8.4%, the sales volume has decreased by 18.9%.

     Interest income increased in the third quarter of 1996 to $5.1 million from $3.7 million in the third quarter of 1995 due to an increase in the Company's average invested balances. Interest expense decreased from $0.7 million in the third quarter of 1995 to $0.5 million in the third quarter of 1996.

     The Company's effective income tax rate was 33.0% in the first nine months of 1996 (which is the current estimate for the fiscal year) compared with 36.3% for the twelve months ended 1995. The 1995 effective tax rate was driven above the federal statutory rate of 35.0% due primarily to non-deductible merger expenses incurred in connection with the Megatest acquisition. In 1996, the Company expects to benefit , at an increased rate over 1995, from state and federal business tax credits and foreign sales corporation benefits.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents and marketable securities balance grew $137.0 million in the first nine months of 1996. Cash flow generated from operations was $199.1 million while $9.7 million was generated from the sale of stock to employees under the Company's stock option and stock purchase plans. Cash was used to fund additions to property, plant and equipment of $59.1 million in the first nine months of 1996, a decrease of $14.2 million compared to $73.3 million in additions in the first nine months of 1995. During the third quarter of 1996 the Company adopted a Stock Repurchase Program which authorizes the purchase, in the open market, of up to 5,000,000 shares of its common stock to offset shares issued under the Company's stock options plans. $9.8 million in cash was used to acquire 635,000 shares of treasury stock in the third quarter of 1996. In addition, $3.0 million was used in the first nine months of 1996 to repay long-term debt obligations.

         The Company believes its cash and cash equivalents balance of $291.6 million, together with other sources of funds, including marketable securities of $121.2 million, cash flow generated from operations, and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital, planned capital expenditure, and stock repurchase requirements over the next twelve months.



Certain Factors That May Affect Future Results
----------------------------------------------

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q, the Company's Annual Report on Form 10-K, and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's shipment level and profitability and the sufficiency of capital to meet working capital, planned capital expenditure, and stock repurchase requirements may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                                                        TERADYNE, INC.
                                                                   ------------------------
                                                                          Registrant

                                                                       OWEN W.ROBBINS
                                                                   ------------------------
                                                                       Owen W. Robbins
                                                                   Executive Vice President
                                                                     November 15, 1996