Form 10-K
period 1996-12-31
TERADYNE INC
filed 1997-03-27
CIK 97210

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 21, 1997 was $2.5 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 21, 1997 was 83,469,412 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1997 annual meeting of shareholders are incorporated by reference into Part III.

================================================================================

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a manufacturer of electronic test systems and backplane connection systems used in the electronics and telecommunications industries. For financial information concerning these two industry segments, see "Note M:
Industry Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

     Statements in this Annual Report on Form 10-K which are not historical facts, so called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company s filings with the Securities and Exchange Commission. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

ELECTRONIC TEST SYSTEMS

     The Company designs, manufactures, markets, and services electronic test systems and related software used by component manufacturers in the design and testing of their products and by electronic equipment manufacturers for the design and testing of circuit boards and other assemblies. Manufacturers use such systems and software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. The Company's electronic systems are also used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment.

     Electronic test systems produced by the Company include: (i) test systems for a wide variety of semiconductors, including digital, analog, and mixed signal integrated circuits ("semiconductor test systems"), (ii) test systems for circuit boards and other assemblies ("circuit-board test systems"), (iii) test systems for telephone lines and networks ("telecommunications test systems"), and (iv) software test programs for communications networks, computerized telecommunications systems and other software products ("software test"). The Company's test systems are all controlled by computers, and programming and operating software is supplied both as an integral part of the product and as a separately priced enhancement. Semiconductor test systems accounted for 64% of consolidated net sales in 1996, 69% in 1995, and 62% in 1994. Circuit-board test systems accounted for 13% of consolidated net sales in 1996, 11% in 1995, and 15% in 1994. Telecommunications test systems accounted for 7% of consolidated net sales in 1996 and 1995, and 6% in 1994. Software test accounted for 1% of consolidated net sales in 1996.

     The Company's systems are extremely complex and require extensive support both by the customer and by the Company. Prices for the Company's systems range from less than $100,000 to $5 million or more.

BACKPLANE CONNECTION SYSTEMS

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplanes are custom configured to meet specific customer requirements and includes the manufacture of fully integrated electronic assemblies that incorporate backplane, card cage, cabling, and related design and production services. Backplane connection systems accounted for 15% of consolidated net sales in 1996, 13% in 1995, and 17% in 1994.

                              MARKETING AND SALES

MARKETS

     The Company sells its products across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. No single customer accounted for 10% or more of consolidated net sales in 1996. In 1996, the Company's three largest customers accounted for less than 25% of consolidated net sales.

     Direct sales to United States government agencies accounted for less than 2% of consolidated net sales in 1996, 1995, and 1994. Sales are also made within each of the Company's segments to customers who are government contractors. Approximately 15% of backplane connection system sales and less than 10% of electronic test systems sales fell into this category during 1996.

     The Company's customers outside the United States are located primarily in Europe, the Asia Pacific region, and Japan. The Company sells in these areas both directly and through non U.S. sales subsidiaries. Substantially all of the Company's manufacturing activities are conducted in the United States.

     Sales to customers outside the United States accounted for 54% of consolidated net sales in 1996, 52% in 1995, and 46% in 1994. Sales to such customers from locations outside the United States accounted for less than 10% of consolidated net sales in all periods presented. Identifiable assets of the Company's non U.S. locations, consisting principally of operating assets used in support of domestic export sales, approximated $130.3 million at December 31, 1996, $125.2 million at December 31, 1995, and $94.5 million at December 31, 1994. Of these identifiable assets at December 31, 1996, $82.3 million were in Europe, $40.6 million were in Japan, and $7.4 million were in the Asia Pacific region.

     The Company is subject to the inherent risks involved in international trade, such as political and economic instability, restrictive trade policies, controls on funds transfer, currency fluctuations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company attempts to reduce the effects of currency fluctuations by hedging part of its exposed position and by conducting some of its international transactions in U.S. dollars or dollar equivalents.

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

                                    BACKLOG

     On December 31, 1996, the Company's backlog of unfilled orders for electronic test systems and backplane connection systems was approximately $433.9 million and $82.5 million, respectively, compared with $607.1 million and $52.2 million, respectively, on December 31, 1995. Of the backlog at December 31, 1996, approximately 82% of the electronic test systems backlog, and approximately 91% of the backplane connection systems backlog are expected to be delivered in 1997. The electronic test systems backlog at December 31, 1996 includes $36.1 million of United States government orders for M900 VXI Digital Test subsystems for the U.S. Navy's Consolidated Automated Support System (CASS) which are unfunded. The unfunded orders are for shipments scheduled to be delivered in 1997 and beyond. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal factors related to the backlog.

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

                              PATENTS AND LICENSES

     The development of products by the Company, both hardware and software, is largely based on proprietary information. The Company protects its rights in proprietary information through various methods such as copyrights, trademarks, patents and patent applications, software license agreements, and employee agreements. The Company relies on certain intellectual property protections to preserve its intellectual property rights. Any invalidation of the Company's intellectual property rights could have a material adverse effect on the Company's business.

                                   EMPLOYEES

     As of December 31, 1996, the Company employed approximately 5,000 people. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

                     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $143.9 million in 1996, $123.5 million in 1995, and $86.6 million in 1994. These expenditures amounted to approximately 12% of consolidated net sales in 1996, 10% in 1995, and 11% in 1994.

                             ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These include laws such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act of 1986, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act of 1976, and the Hazardous and Solid Waste Amendments of 1984. In the opinion of management, the costs associated with complying with these laws and regulations has not had and is currently not expected to have a material adverse effect upon the financial position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their positions held with the Company and other business experience. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

                                                                  BUSINESS EXPERIENCE FOR THE
    EXECUTIVE OFFICER      AGE            POSITION                        PAST 5 YEARS
    -----------------      ---            --------                ----------------------------
Alexander V.                69    Chairman of the Board and   Chairman of the Board of the Company
  d'Arbeloff.............          Chief Executive Officer    since 1977; Chief Executive Officer
                                                              beginning in 1996; President of the
                                                              Company from 1971 to 1996; Director
                                                              of the Company since 1960.

James A. Prestridge......   65   Vice Chairman of the Board   Vice Chairman of the Board beginning
                                     and Executive Vice       in 1996; Executive Vice President of
                                          President           the Company since 1992; Vice
                                                              President of the Company from 1971
                                                              to 1992.

Owen W. Robbins..........   67   Vice Chairman of the Board   Vice Chairman of the Board beginning
                                     and Executive Vice       in 1996; Executive Vice President of
                                          president           the Company since 1992; Vice
                                                              President of the Company from 1977
                                                              to 1992.

George W. Chamillard.....   58   President, Chief Operating   President, Chief Operating Officer,
                                 Officer, and Member of the   and Director of the Company
                                            Board             beginning in 1996; Executive Vice
                                                              President of the Company from 1994
                                                              to 1996; Vice President of the
                                                              Company from 1981 to 1993.

Michael A. Bradley.......   48         Vice President         Vice President of the Company since
                                                              1992; TQM Manager of the Company
                                                              from 1990 to 1992.

Ronald J. Dias...........   53         Vice President         Vice President of the Company since
                                                              1988.

Donald J. Hamman.........   45           Controller           Controller of the Company since
                                                              1994; Director of Corporate
                                                              Accounting from 1986 to 1994.

Jeffrey R. Hotchkiss.....   49         Vice President         Vice President of the Company since
                                                              1990.

John P. McCabe...........   52         Vice President         Vice President of the Company since
                                                              1994; Controller of the Company from
                                                              1975 to 1994.

Stuart M. Osattin........   51       Vice President and       Vice President of the Company since
                                          Treasurer           1994; Treasurer of the Company since
                                                              1980.

Edward Rogas, Jr.........   56         Vice President         Vice President of the Company since
                                                              1984.

David L. Sulman..........   53         Vice President         Vice President of the Company since
                                                              1994; Division General Manager since
                                                              1993; Division Engineering Manager
                                                              from 1982 to 1992.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

                                                                                      APPROXIMATE
                                                                          PROPERTY   SQUARE FEET OF
LOCATION                                                                  INTEREST    FLOOR SPACE
--------                                                                  --------   --------------
ELECTRONIC TEST SYSTEMS INDUSTRY SEGMENT:

  Boston, Massachusetts.................................................    Own          492,000

  Boston, Massachusetts.................................................   Lease          45,000

  Agoura Hills, California..............................................    Own          360,000

  Deerfield, Illinois...................................................    Own           63,000

  Walnut Creek, California..............................................   Lease          60,000

  Kumamoto, Japan.......................................................    Own           28,000

  San Jose, California..................................................    Own          120,000

BACKPLANE CONNECTION SYSTEMS INDUSTRY SEGMENT:

  Nashua, New Hampshire.................................................    Own          399,000

  Plano, Texas..........................................................   Lease          18,300

  Dublin, Ireland.......................................................   Lease          46,000

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that, in the opinion of management, could reasonably be expected to have a material adverse impact on the Company's financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange.

                                   PERIOD                                  HIGH       LOW
    ---------------------------------------------------------------------  ----       ---
    1996  First Quarter..................................................  $27  7/8   $16 3/8
          Second Quarter.................................................   22  1/2    16
          Third Quarter..................................................   18  1/2    11 1/8
          Fourth Quarter.................................................   26  1/4    15 1/2
    1995  First Quarter..................................................   21  1/2    16
          Second Quarter.................................................   33         20
          Third Quarter..................................................   42  7/8    32 1/4
          Fourth Quarter.................................................   36  5/8    20 1/8

     The number of record holders of the Company's Common Stock at February 21, 1997 was 3,757.

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

ITEM 6:  SELECTED FINANCIAL DATA

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                              1996         1995        1994       1993       1992
                                           ----------   ----------   --------   --------   --------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales................................  $1,171,615   $1,191,022   $777,731   $633,139   $595,072
                                           ==========   ==========   ========   ========   ========
Income from continuing operations........  $   93,574   $  159,284   $ 76,390   $ 41,202   $ 26,412
                                           ==========   ==========   ========   ========   ========
Income from continuing operations per
  common share...........................  $     1.10   $     1.89   $   0.95   $   0.54   $   0.37
                                           ==========   ==========   ========   ========   ========
Total assets.............................  $1,096,816   $1,023,831   $759,480   $621,607   $502,212
                                           ==========   ==========   ========   ========   ========
Long-term obligations....................  $   15,650   $   18,679   $  9,111   $  9,942   $ 25,828
                                           ==========   ==========   ========   ========   ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1996           1995          1994
                                                          ----------     ----------     --------
                                                                  (DOLLARS IN THOUSANDS)
Net sales...............................................  $1,171,615     $1,191,022     $777,731
                                                          ==========     ==========     ========
Net income..............................................  $   93,574     $  159,284     $ 76,390
                                                          ==========     ==========     ========
Increase (decrease) in net sales from preceding year:
  Amount................................................  $  (19,407)    $  413,291     $144,592
                                                          ==========     ==========     ========
  Percentage............................................          (2)%           53%          23%
                                                          ==========     ==========     ========
Increase (decrease) in net income from preceding year...  $  (65,710)    $   82,894     $ 28,317
                                                          ==========     ==========     ========
Percentage of net sales:
  Net sales.............................................         100%           100%         100%
  Expenses:
     Cost of sales......................................          62             54           56
     Engineering and development........................          12             10           11
     Selling and administrative.........................          15             15           19
                                                          ----------     ----------     --------
                                                                  89             79           86
  Other income (expense):
     Merger expenses....................................                         (1)
     Net interest income................................           1              1            1
                                                          ----------     ----------     --------
     Income before income taxes.........................          12             21           15
     Provision for income taxes.........................           4              8            5
                                                          ----------     ----------     --------
Net income..............................................           8%            13%          10%
                                                          ==========     ==========     ========

RESULTS OF OPERATIONS:

  1996 compared to 1995

     In 1996, sales declined 2% to $1,171.6 million from the record level of $1,191.0 million reached after 53% sales growth in 1995. The decrease was primarily in the semiconductor test systems product line, which fell 8% as a result of a reduction in orders from semiconductor device manufacturers. Sales of telecommunications test systems also declined by 4% with the completion of the line-test equipment installation at Deutsche Telekom in Germany. Sales increased in the other two major product lines of the Company: circuit-board test systems grew by 19% driven by fulfilling government contracts and increased sales to commercial customers and backplane connection systems grew by 15% with strong demand from the high technology commercial customer base. Net income decreased from $159.3 million in 1995 to $93.6 million in 1996. Excluding the effect of pre-tax nonrecurring charges of $48.9 million ($32.0 million after taxes) in 1996 and $5.6 million ($5.6 million after taxes) in 1995, comparative net income decreased by $39.3 million from $164.9 million to $125.6 million.

     Incoming orders decreased 27%, from $1,432.1 million in 1995 to $1,045.1 million in 1996. The most significant decline was in semiconductor test systems orders which fell 37%. Circuit-board test systems orders, excluding the effect of $98.0 million in multi-year government contracts received in 1995, were down 8% while backplane connection systems and telecommunications systems increased 49% and 21%, respectively. As a result of the overall decrease in orders, the Company's backlog fell in 1996, finishing the year at $516.4 million (as adjusted for $16.4 million in cancellations).

     Cost of sales, as a percentage of sales, increased from 54% in 1995 to 62% in 1996. The 1996 cost of sales included $34.1 million in one time charges resulting from the Company's decision to accelerate the consolidation of the VLSI product lines of Megatest and Teradyne. Excluding the product line consolidation charge, cost of sales, as a percentage of 1996 sales, was 59%. The remaining increase in cost of sales percentage was the result of the relationship of fixed manufacturing costs and the costs associated with new product introductions to the lower level of sales. In addition, there was an unfavorable change in mix as a greater percentage of total Company sales were backplane connection systems and circuit-board test systems whose product margins are generally lower than semiconductor test systems.

     Engineering and development expenses, as a percentage of sales, increased 2% from 10% in 1995 to 12% in 1996. These expenses grew $20.4 million in 1996 primarily as a result of increased investment in new product development of semiconductor test systems. During 1996, the Company announced major new products in each of the three semiconductor markets in which it participates.

     Selling and administrative expenses were 15% of sales in 1996 and 1995. In 1996, the Company provided $10.8 million for salary continuation payments and enhanced pension and medical benefits associated with an early retirement program and other workforce reductions. Excluding this provision selling and administrative expenses were 14% of sales in 1996.

     Interest income increased 36% in 1996 to $19.3 million due to an increase in the Company's average invested balances and higher interest rates. Interest expense decreased from $3.0 million in 1995 to $2.4 million in 1996 as an outstanding capital equipment note was paid.

     The Company's effective tax rate was 33% in 1996 compared with 36% in 1995. The Company utilized domestic export sales corporation benefits and certain research and development tax credits in 1996 to operate below the U. S. statutory rate of 35%. In 1995, the effective rate was above the U. S. statutory rate as certain merger expenses were nondeductible for income tax purposes.

  1995 compared to 1994

     Sales advanced 53% in 1995 to $1,191.0 million. Each of the major product lines of the Company -- semiconductor test systems, circuit-board test systems, telecommunications test systems, and backplane connection systems contributed to the increase in sales. Sales of semiconductor test systems grew 70% as semiconductor manufacturers continued to add capacity in response to rising demand for their products. This capacity expansion was evidenced by a number of new semiconductor manufacturing plants coming on line. Telecommunications test systems sales increased 84% primarily from the growing installation of line-test equipment at Deutsche Telekom in Germany. Sales of backplane connection systems increased 18% as a result of greater penetration into the Company's high technology commercial customer base. Circuit-board test systems sales increased 13%. As a result of the increase in sales, net income more than doubled in 1995, increasing $82.9 million to $159.3 million.

     Incoming orders grew faster than sales in 1995, increasing 59% to $1,432.1 million. The increase in orders, like the increase in sales, was primarily due to increases in semiconductor test systems orders, which increased 73%. Additionally, circuit-board test systems orders increased by 110% due in large part to multi-year U.S. government contracts, totaling $98.0 million, to supply electronic test equipment for the B-2 Stealth Bomber and for the Navy's CASS program. Orders for backplane connection systems and telecommunications test systems declined 11% and 5%, respectively. As a result of the overall increase in orders, the Company's backlog grew 58% in 1995, finishing the year at $659.3 million.

     Cost of sales, as a percentage of sales, decreased from 56% in 1994 to 54% in 1995. The improvement was primarily the result of increased utilization of the fixed and semi-variable components of the Company's overhead structure. In addition, there was a favorable change in mix as sales of backplane connection systems and circuit-board test systems, whose product margins are generally lower than those of semiconductor test systems, were lower as a percentage of total Company sales.

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

     The Company's effective tax rate was 36% in 1995 compared with 33% in 1994. The Company utilized certain tax credit and operating loss carryforward amounts in 1994 to operate below the United States statutory rate of 35%. In 1995, the effective rate increased as the tax credit and operating loss carryforwards were no longer available and certain merger expenses were nondeductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities balance grew $155.7 million in 1996, to $431.5 million following an increase of $54.6 million in 1995. Cash flow generated from operations was $250.8 million in 1996 and $115.5 million in 1995. Cash of $13.5 million in 1996 and $24.9 million in 1995 was generated from the sale of stock to employees under the Company's stock option and stock purchase plans.

     Cash was used to fund additions to property, plant and equipment of $75.2 million in 1996 and $93.2 million in 1995. In 1996, the Company's Board of Directors authorized the repurchase of 5.0 million shares of the Company's stock on the open market. Cash of $29.8 million was utilized in 1996 to purchase 1.4 million shares under the buyback program.

     The Company believes its cash, cash equivalents, and marketable securities balance of $431.5 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1997.

     Inflation has not had a significant long-term impact on earnings. If there were inflation, the Company's efforts to cover cost increases with price increases could be frustrated in the short-term by its relatively high backlog.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 1: Business" relating to the Company's delivery time of unfilled orders, and in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditure, and stock repurchase requirements may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The most recent downturn contributed to a 37% decline in semiconductor test system orders. There can be no assurance that any future increase in semiconductor test systems bookings for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition and operating results.

     Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. From time to time the Company is notified that it may be in violation of patents held by others. Any invalidation of the Company's intellectual property rights, or assertions of patent infringement against the Company which are ultimately successful, could have a material adverse effect on the Company. Lengthy and expensive defense of the Company's rights to technology used in its products could adversely affect the Company's operating results.

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

     The Company faces substantial competition throughout the world, primarily from electronic test systems manufacturers located in the United States, Europe and Japan, as well as several of the Company's customers. Some of these competitors have substantially greater financial and other resources which to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those currently offered by the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect the Company's business, financial condition and results of operations. The Company derives a significant portion of its total revenues from customers outside the United States. International sales are subject to significant risks, including unexpected changes in legal and regulatory requirements and policy changes affecting the Company's markets, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property and potentially adverse tax consequences.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; the timing and provision of pricing protections and returns from certain distributors; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; potential retrofit costs; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
TERADYNE, INC.:

     We have audited the consolidated balance sheets of Teradyne, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Megatest for the year ended August 31, 1994, which statements reflect consolidated net sales constituting 13% of the related consolidated net sales for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Megatest, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 17, 1997

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                         1996           1995
                                                                      ----------     ----------
                                                                           (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.........................................  $  201,452     $  182,165
  Marketable securities.............................................      48,266         93,662
  Accounts receivable, less allowance for doubtful accounts of
     $1,936 in 1996 and $2,269 in 1995..............................     178,430        254,820
  Inventories:
     Parts..........................................................      91,792        120,011
     Assemblies in process..........................................      47,162         56,840
                                                                      ----------     ----------
                                                                         138,954        176,851
  Deferred tax assets...............................................      32,340         19,546
  Prepayments and other current assets..............................      17,666         13,101
                                                                      ----------     ----------
          Total current assets......................................     617,108        740,145
Property, plant, and equipment:
  Land..............................................................      22,823         22,755
  Buildings and improvements........................................     133,809        128,235
  Machinery and equipment...........................................     393,790        351,950
  Construction in progress..........................................      13,163         10,046
                                                                      ----------     ----------
          Total.....................................................     563,585        512,986
  Less: Accumulated depreciation....................................    (290,088)      (255,968)
                                                                      ----------     ----------
          Net property, plant, and equipment........................     273,497        257,018
Marketable securities...............................................     181,776
Other assets........................................................      24,435         26,668
                                                                      ----------     ----------
          Total assets..............................................  $1,096,816     $1,023,831
                                                                      ==========     ==========
                              LIABILITIES
Current liabilities:
  Notes payable -- banks............................................  $    7,316     $    8,141
  Current portion of long-term debt.................................       1,778          2,082
  Accounts payable..................................................      34,482         42,229
  Accrued employees' compensation and withholdings..................      58,696         66,000
  Unearned service revenue and customer advances....................      62,771         53,587
  Other accrued liabilities.........................................      53,537         41,395
  Income taxes payable..............................................       6,677         16,157
                                                                      ----------     ----------
          Total current liabilities.................................     225,257        229,591
Deferred tax liabilities............................................      13,898         15,711
Long-term debt......................................................      15,650         18,679
Commitments (Note F)
                                                                      ----------     ----------
          Total liabilities.........................................     254,805        263,981
                                                                      ----------     ----------
                              SHAREHOLDERS' EQUITY
Common stock $0.125 par value, authorized 250,000 shares (125,000 in
  1995), issued and outstanding after deduction of reacquired
  shares, 82,480 in 1996 and 82,634 in 1995.........................      10,310         10,329
Additional paid-in capital..........................................     355,576        366,970
Retained earnings...................................................     476,125        382,551
                                                                      ----------     ----------
          Total shareholders' equity................................     842,011        759,850
                                                                      ----------     ----------
          Total liabilities and shareholders' equity................  $1,096,816     $1,023,831
                                                                      ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1996           1995          1994
                                                          ----------     ----------     --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales...............................................  $1,171,615     $1,191,022     $777,731
Expenses:
  Cost of sales.........................................     724,624        646,382      435,129
  Engineering and development...........................     143,931        123,487       86,570
  Selling and administrative............................     180,265        176,797      148,004
                                                          ----------     ----------     --------
                                                           1,048,820        946,666      669,703
                                                          ----------     ----------     --------
Income from operations..................................     122,795        244,356      108,028
Other income (expense):
  Merger expenses.......................................                     (5,600)
  Interest income.......................................      19,295         14,209        7,827
  Interest expense......................................      (2,427)        (3,040)      (1,830)
                                                          ----------     ----------     --------
Income before income taxes..............................     139,663        249,925      114,025
Provision for income taxes..............................      46,089         90,641       37,635
                                                          ----------     ----------     --------
Net income..............................................  $   93,574     $  159,284     $ 76,390
                                                          ==========     ==========     ========
Net income per common share.............................  $     1.10     $     1.89     $   0.95
                                                          ==========     ==========     ========
Shares used in calculations of net income per common
  share.................................................      85,060         84,253       80,729
                                                          ==========     ==========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net income...............................................  $ 93,574     $159,284     $ 76,390
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation..........................................    49,577       41,807       37,701
     Amortization..........................................     1,326        1,339          741
     Product line consolidation............................    34,100
     Workforce reduction provision.........................    10,810
     Deferred income tax provision (credit)................   (14,607)       3,920        3,875
     Other non-cash items, net.............................      (260)       4,881        1,752
     Changes in operating assets and liabilities:
       Accounts receivable.................................    74,990     (114,708)     (32,178)
       Inventories.........................................    20,584      (57,111)     (18,277)
       Other assets........................................    (4,117)     (18,567)     (12,764)
       Accounts payable and accruals.......................   (10,638)      60,361       34,887
       Income taxes payable................................    (4,515)      34,334       14,902
                                                             --------     --------     --------
          Net cash provided by operating activities........   250,824      115,540      107,029
                                                             --------     --------     --------
Cash flows from investing activities:
  Additions to property, plant, and equipment..............   (59,494)     (79,197)     (32,568)
  Increase in equipment manufactured by the Company........   (15,735)     (14,004)      (8,127)
  Purchases of held-to-maturity marketable securities......  (250,594)    (190,961)     (55,400)
  Maturities of held-to-maturity marketable securities.....   248,733      126,619       25,848
  Purchases of available-for-sale marketable securities....  (142,600)
  Maturities of available-for-sale marketable securities...     8,081
                                                             --------     --------     --------
          Net cash used in investing activities............  (211,609)    (157,543)     (70,247)
                                                             --------     --------     --------
Cash flows from financing activities:
  Net payments under short-term borrowing agreements.......                 (4,100)
  Payments of long-term debt...............................    (3,550)      (1,015)      (1,665)
  Additions to long-term debt..............................                 12,500          145
  Issuance of common stock under stock option and stock
     purchase plans........................................    13,455       24,914       17,119
  Sale of common stock.....................................                              13,575
  Acquisition of treasury stock............................   (29,833)                  (24,597)
                                                             --------     --------     --------
          Net cash provided (used) by financing
            activities.....................................   (19,928)      32,299        4,577
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents...........    19,287       (9,704)      41,359
Adjustment to conform fiscal year of Megatest..............                (10,346)
Cash and cash equivalents at beginning of year.............   182,165      202,215      160,856
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $201,452     $182,165     $202,215
                                                             ========     ========     ========
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest..............................................  $  2,426     $  3,092     $  1,722
     Income taxes..........................................    68,089       52,339       16,563

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                SHARES              COMMON       ADDITIONAL
                                         ---------------------       STOCK        PAID-IN       RETAINED
                                         ISSUED     REACQUIRED     PAR VALUE      CAPITAL       EARNINGS
                                         ------     ----------     ---------     ----------     ---------
                                                                  (IN THOUSANDS)
Balance, December 31, 1993.............  39,244          768        $ 4,810        $315,657      $160,189
  Issuance of stock to employees under
     benefit plans.....................   1,584           17            196          16,923
  Tax benefit from stock options.......                                               8,275
  Repurchase of stock..................                  878           (110)        (24,487)
  Secondary offering of Megatest
     Corporation, net offering costs...     447                          56          13,519
  Net income...........................                                                            76,390
  Pension adjustment...................                                                             1,468
                                         ------        -----        -------        --------      --------
Balance, December 31, 1994.............  41,275        1,663          4,952         329,887       238,047
  Adjustment to conform fiscal year of
     Megatest Corporation..............       3                                           9       (14,780)
  Issuance of stock to employees under
     benefit plans.....................   1,614                         202          22,940
  Tax benefit from stock options.......                                              17,549
  Two-for-one stock split effected in
     the form of a 100% stock
     dividend..........................  42,892        1,664          5,154          (5,154)
  Issuance of stock to employees under
     benefit plans after the
     two-for-one stock split...........     177                          21           1,751
  Payment for fractional shares
     resulting from merger.............                                                 (12)
  Net income...........................                                                           159,284
                                         ------        -----        -------        --------      --------
Balance, December 31, 1995.............  85,961        3,327         10,329         366,970       382,551
  Issuance of stock to employees under
     benefit plans.....................   1,281                         160          13,295
  Tax benefit from stock options.......                                               4,965
  Repurchase of stock..................                1,435           (179)        (29,654)
  Net income...........................                                                            93,574
                                         ------        -----        -------        --------      --------
Balance, December 31, 1996.............  87,242        4,762        $10,310        $355,576      $476,125
                                         ======        =====        =======        ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

     Teradyne, Inc. (the "Company") designs, manufactures, markets, and services electronic test systems and related software used by component manufacturers in the design and testing of their products and by electronic equipment manufacturers for the design and testing of circuit boards and other assemblies. Manufacturers use such systems and software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. The Company's electronic systems are also used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment.

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is a panel that supports the circuit boards in an electronic assembly and carries the wiring that connects the boards to each other and to other elements of a system.

B. ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts were reclassified to conform to the current year presentation. On December 1, 1995, the Company completed its acquisition of Megatest Corporation ("Megatest"), by means of a merger accounted for as a pooling of interests. As a result of the merger, Megatest became a wholly owned subsidiary of the Company. The consolidated financial statements of the Company for periods prior to the merger were restated to include the financial position and results of operations of the combined companies.

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

  Property, Plant, and Equipment

     Property, plant, and equipment are stated at cost. Leasehold improvements and major renewals are capitalized and included in property, plant, and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

     The Company provides for depreciation of its assets principally on the straight-line method with the cost of the assets being charged to expense over their useful lives as follows: buildings and improvements - 5 to 40 years; and machinery and equipment - 2 to 10 years.

                                 TERADYNE, INC.

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

     The Company's practice is to provide U.S. Federal taxes on undistributed earnings of the Company's non U.S. sales and service subsidiaries.

  Translation of Non U.S. Currencies

     Assets and liabilities of non U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized and unrealized gains and losses resulting from currency remeasurement are included in operations.

  Net Income per Common Share

     Net income per common share is based upon the weighted average number of common and common equivalent shares outstanding (when dilutive) each year. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding common stock using the treasury stock method. Primary and fully diluted earnings per share are equal for all periods presented.

C. MERGER -- POOLING OF INTERESTS

     On December 1, 1995, the Company acquired through a merger all of the authorized and outstanding common stock of Megatest in exchange for approximately 6.8 million shares of the Company's common stock using an exchange ratio of 0.9091 of one share of the Company's common stock for each Megatest share. In addition, all outstanding Megatest stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. Megatest manufactures electronic test systems for the integrated circuit industry. Prior to the merger, Megatest prepared its financial statements on an August 31 fiscal year end. Megatest's fiscal year has been changed to December 31 to conform to the Company's year end. The restated financial statements for 1994 include Megatest's amounts as of and for the year ended August 31, 1994. As a result, Megatest's corresponding results of operations and cash flows as of and for the four month period ended December 31, 1994 are not reflected in the Company's consolidated statements of

                                 TERADYNE, INC.

income and cash flows. Megatest's loss for this period of $14.8 million has been charged to retained earnings effective January 1, 1995. Megatest's results of operations for the four months ended December 31, 1994 are summarized as follows (in thousands):

            Revenue...................................................  $ 14,111
            Net Loss..................................................  $(14,780)

     Separate results of the Company and Megatest that have been combined in the Company's consolidated results for the years ended December 31, 1995 and 1994 are as follows (in thousands):

                                                                        1995        1994
                                                                     ----------   --------
    Net sales:
      Teradyne.....................................................  $1,059,409   $677,440
      Megatest.....................................................     131,613    100,291
                                                                     ----------   --------
                                                                     $1,191,022   $777,731
                                                                     ==========   ========
    Net income:
      Teradyne.....................................................  $  157,204   $ 70,941
      Megatest.....................................................       2,297     10,799
      Adjustments..................................................        (217)    (5,350)
                                                                     ----------   --------
                                                                     $  159,284   $ 76,390
                                                                     ==========   ========

     The combined financial results reflect the restatement of Megatest's provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Due to the merger, Megatest's previously unrecognized tax benefits of deductible temporary differences and operating loss carryforwards were recognized by the combined company in the restated periods. The restatement of the provision for income taxes decreased net income in 1994 by $5.1 million. The combined financial results also include adjustments, which were immaterial to the combined financial statements, to conform accounting policies of the two companies. Adjustments made to conform the accounting policies of the two companies decreased net income by $0.2 million in 1995 and 1994. All other adjustments consist of reclassifications to conform financial statement presentation. There were no intercompany transactions between the two companies for the periods presented. In connection with the merger, the Company recorded a $5.6 million nonrecurring charge for transaction costs consisting primarily of professional fees.

D. FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at date of acquisition to be cash equivalents.

  Marketable Securities

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading as of December 31, 1996 or 1995. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities not classified as held-to-maturity are classified as available-for-sale and reported at fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in shareholders equity until disposition. Realized gains and losses and declines in value judged to be other-than-

                                 TERADYNE, INC.

temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. The short-term investments mature in less than one year. Long-term investments have maturities of one to five years. At December 31, 1996 and 1995 these investments are reported as follows (in thousands):

                                                               1996                       1995
                                                      -----------------------    -----------------------
                                                      AVAILABLE-    HELD-TO-     AVAILABLE-    HELD-TO-
                                                       FOR-SALE     MATURITY      FOR-SALE     MATURITY
                                                      ----------    ---------    ----------    ---------
Short-term marketable securities:
U.S. Treasury and government agency securities......    $  8,575     $34,476                    $93,662
Corporate debt securities...........................       5,215
                                                        --------     -------      ---------     -------
                                                        $ 13,790     $34,476                    $93,662
                                                        ========     =======      =========     =======
Long-term marketable securities:
U.S. Treasury and government agency securities......    $ 74,675     $61,047
Corporate debt securities...........................      46,054
                                                        --------     -------      ---------     -------
                                                        $120,729     $61,047
                                                        ========     =======      =========     =======

  Other

     For all other balance sheet financial instruments the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. Forward currency contracts have maturities of less than one year, unless they relate to long term sales contracts denominated in a non U.S. currency; these maturities are from one to three years.

     At December 31, 1996, the Company had the following forward currency contracts to buy U.S. dollars for non U.S. currencies with notional amounts totaling $48.8 million: $15.8 million Japanese yen, $14.0 million German deutschemark, $8.7 million British pound sterling, and $10.3 million various other European currencies. In addition, the Company had forward currency contracts to sell U.S. dollars for German deutschemarks with notional amounts of $11.2 million. At December 31, 1995 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non U.S. currencies was $66.3 million and $22.9 million, respectively.

     The fair value of these contracts as of December 31, 1996 and 1995, determined by applying year end currency exchange rates to the notional contract amounts, represented a net unrealized gain (loss) of $0.1 million and $(4.4) million, respectively. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. At December 31, 1995, a net $1.0 million loss was included in other current assets. The entire net loss was recognized during 1996 to offset currency transaction gains on hedged items.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. The Company maintains

                                 TERADYNE, INC.

cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated A1 or higher, which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial institutions, in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers.

E. DEBT

     Long-term debt at December 31, 1996 and 1995 consisted of the following (in thousands):

                                                                        1996        1995
                                                                       -------     -------
    Mortgage notes payable...........................................  $10,294     $10,452
    Capital equipment notes payable..................................    3,701       6,534
    Other long-term debt.............................................    3,433       3,775
                                                                       -------     -------
              Total..................................................   17,428      20,761
    Less current maturities..........................................    1,778       2,082
                                                                       -------     -------
                                                                       $15,650     $18,679
                                                                       =======     =======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 1997 -- $1.8 million; 1998 -- $2.4 million; 1999 -- $1.5 million; 2000 -- $0.5 million; 2001 -- $0.5 million and $10.7 million thereafter.

  Revolving Credit Agreement

     On January 31, 1996, the Company increased its available revolving credit line to $120.0 million from $80.0 million. The revolving credit agreement is in effect through January 31, 1999. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 1996, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth, and leverage. Interest rates on borrowings are either at the stated prime rate, based upon Eurocurrency, or certificate of deposit interest rates. Pursuant to the terms of the credit agreement, the Company may incur additional borrowings indebtedness of up to $30.0 million are permitted outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

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

     In conjunction with the purchase of operating facilities in San Jose, the Company received a $5.5 million mortgage loan which matures on August 31, 2000. The loan is collateralized by a mortgage on the San Jose operating facilities. The loan bears interest at 8.1% per annum and is payable in 59 consecutive monthly installments of $0.05 million with a $4.6 million balloon payment due at maturity. The terms of this mortgage note payable require compliance with certain restrictive financial covenants and principal prepayment clauses.

                                 TERADYNE, INC.

  Equipment Notes Payable

     Prior to its merger with the Company, Megatest entered into two capital equipment notes payable. The first note with an original amount of $5.0 million is payable in 48 consecutive monthly installments of principal and interest at 9.5% per annum. The second note with an original amount of $1.9 million was paid in full in 1996. The terms of the outstanding equipment note payable require compliance with certain restrictive financial covenants and principal prepayment clauses.

  Other Long-term Debt

     At December 31, 1996, other long-term debt includes a Japanese yen-denominated note with an interest rate of 2.5% (4.8% at December 31, 1995), secured by land in Kumamoto, Japan. Interest only payments were made through March 31, 1995. Monthly principal and interest payments began April 28, 1995 and continue until March 30, 2007.

  Short-term Borrowings

     The weighted average interest rate on short-term borrowings outstanding as of December 31, 1996 and 1995 was 2.0% and 4.2%, respectively.

F. COMMITMENTS

     Rental expense for the years ended December 31, 1996, 1995, and 1994 was $14.6 million, $13.1 million, and $11.1 million, respectively. Minimum annual rentals under all noncancellable leases are: 1997 -- $7.1 million; 1998 -- $5.0 million; 1999 -- $3.5 million; 2000 -- $1.8 million; 2001 -- $1.2 million; and
$10.8 million thereafter, totaling $29.4 million.

G. RETIREMENT BENEFITS

     The Company has defined benefit pension plans covering substantially all domestic employees and employees of certain non U.S. subsidiaries. Benefits under these plans are based on the employees' years of service and compensation. The Company's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities.

     The components of net periodic pension cost were (in thousands):

                                                             1996        1995        1994
                                                            -------     -------     -------
    Service cost..........................................  $ 4,398     $ 3,211     $ 3,627
    Interest cost.........................................    4,894       4,012       3,708
    Actual return on plan assets..........................   (6,676)     (9,514)      1,537
    Net amortization and deferral.........................    3,002       5,853      (4,371)
                                                            -------     -------     -------
                                                            $ 5,618     $ 3,562     $ 4,501
                                                            =======     =======     =======

                                 TERADYNE, INC.

     The following table sets forth the plans' funded status at December 31 (in thousands):

                                                         1996                          1995
                                              --------------------------    --------------------------
                                              U.S. PLAN   NON U.S. PLANS    U.S. PLAN   NON U.S. PLANS
                                              ---------   --------------    ---------   --------------
Actuarial present value of projected benefit
  obligation:
  Vested benefits...........................  $ (50,676)    $   (6,627)     $ (45,273)    $   (5,981)
  Non-vested benefits.......................     (2,933)          (952)        (2,634)          (695)
                                               --------       --------       --------        -------
  Accumulated benefit obligation............    (53,609)        (7,579)       (47,907)        (6,676)
  Effect of projected future compensation
     levels.................................    (10,997)        (2,606)        (9,306)        (2,742)
                                               --------       --------       --------        -------
  Total projected benefit obligation........    (64,606)       (10,185)       (57,213)        (9,418)
Plan assets at fair market value............     55,926          5,850         48,773          5,081
                                               --------       --------       --------        -------
Projected benefit obligation in excess of
  plan assets...............................     (8,680)        (4,335)        (8,440)        (4,337)
Unrecognized prior service cost.............      2,697                         3,076
Unrecognized net loss (gain)................      8,673           (622)        13,587           (821)
Unrecognized net (asset) liability at
  transition................................                       973           (242)         1,308
Minimum pension liability adjustment........                       (99)                         (214)
                                               --------       --------       --------        -------
Net pension asset (liability)...............  $   2,690     $   (4,083)     $   7,981     $   (4,064)
                                               ========       ========       ========        =======
Actuarial assumptions:
  Discount rate.............................       7.25%    4.50%-7.75%          7.25%    4.50%-8.00%
  Average increase in compensation levels...       5.00%    3.50%-5.25%          5.00%    3.60%-5.50%
  Expected long-term return on assets.......       9.00%    4.50%-9.25%          9.00%    4.50%-9.50%

     In addition to the above plans, the Company has an unfunded supplemental defined benefit pension plan in the United States to provide retirement benefits in excess of levels allowed by the Employee Retirement Income Security Act (ERISA). The actuarial present value of accumulated plan benefits totaled $2.7 million and $1.9 million at December 31, 1996 and 1995, respectively. Net pension expense was $0.7 million, $0.5 million, and $0.4 million in 1996, 1995, and 1994, respectively.

     In 1996, the Company announced a voluntary early retirement incentive program to certain employees. The special termination benefits include enhanced pension benefits to the employees and medical and dental benefits to the employees and their spouses. Pension benefits of $2.6 million to be paid from the Company's existing pension plans were accrued at December 31, 1996 relating to this program. In addition, the Company accrued $2.5 million for postretirement medical and dental benefits.

H. STOCK REPURCHASE PROGRAM

     During August 1996, the Company's Board of Directors authorized the purchase in the open market of up to 5.0 million shares of its common stock to offset shares issued under the Company's stock based compensation plans. During 1996, the Company repurchased 1.4 million shares at a cost of $29.8 million.

I. STOCK BASED COMPENSATION

     At December 31, 1996, the Company had both stock option plans and Stock Purchase Plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Under APB Opinion 25, no compensation cost has been recognized. Statement of Financial Accounting Standards (SFAS) No. 123 requires companies to disclose pro forma net income and earnings per share amounts under the new fair value method. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards made prior to 1995. Additional awards

                                 TERADYNE, INC.

in future years are anticipated. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       1996         1995
                                                                      -------     --------
    Net income
      As reported.................................................    $93,574     $159,284
      Pro forma...................................................     86,421      154,433
    Earnings per share
      As reported.................................................    $  1.10     $   1.89
      Pro forma...................................................       1.02         1.83

  Stock Option Plans

     Under its stock option plans, all of which are fixed, the Company granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant. Stock options granted generally have a maximum term of five years and vest over four years.

     Stock option plan activity for the years 1996, 1995, and 1994 follows (in thousands):

                                                                1996       1995       1994
                                                                -----     ------     ------
    Outstanding at January 1..................................  7,230      7,637      7,516
      Options granted.........................................  2,401      2,717      2,244
      Options exercised.......................................   (795)    (2,790)    (1,888)
      Options canceled........................................   (333)      (334)      (235)
                                                                -----     ------     ------
    Outstanding at December 31................................  8,503      7,230      7,637
                                                                -----     ------     ------
    Exercisable at December 31................................  3,995      2,606      3,171
                                                                -----     ------     ------
    Available for grant at December 31........................  5,042      4,912      6,388
                                                                -----     ------     ------

     Weighted average option exercise price information for the years 1996 and 1995 follows:

                                                                          1996       1995
                                                                         ------     ------
    Outstanding at January 1...........................................  $13.63     $ 8.92
      Options granted..................................................  $12.13     $19.80
      Options exercised................................................  $ 8.11     $ 6.92
      Options canceled.................................................  $18.61     $11.10
    Outstanding at December 31.........................................  $13.53     $13.63
    Exercisable at December 31.........................................  $12.46     $11.00

                                 TERADYNE, INC.

     Significant option groups outstanding at December 31, 1996 and related weighted average price and life information follows (options in thousands):

                               OPTIONS OUTSTANDING
                    ------------------------------------------
                     WEIGHTED-                                        OPTIONS EXERCISABLE
                      AVERAGE                                      -------------------------
                     REMAINING                    WEIGHTED-                     WEIGHTED-
    RANGE OF        CONTRACTUAL                    AVERAGE                       AVERAGE
EXERCISE PRICES     LIFE (YEARS)     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
----------------    ------------     ------     --------------     ------     --------------
$ 1.10 - $11.23         1.25          2,308         $ 8.73         1,812          $ 8.71
$11.83 - $19.63         2.90          1,927         $13.27         1,032          $13.20
$20.69 - $32.80         3.43          2,128         $20.90           760          $20.80
     $11.63             4.56          2,140         $11.63           391          $11.63
                                      -----                        -----
     Total              3.00          8,503         $13.53         3,995          $12.46
                                      =====                        =====

     The weighted average fair value at date of grant for options granted during 1996 and 1995 was $4.79 and $8.69 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                             1996     1995
                                                                             ----     ----
    Expected life (years)..................................................   3.9      4.2
    Interest rate..........................................................   6.7%     7.3%
    Volatility.............................................................  41.8%    39.9%
    Dividend yield.........................................................   0.0%     0.0%

  Employee Stock Purchase Plans

     Under the Company's 1979 Stock Purchase Plan, employees were entitled to purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock was equal to 85% of the lower of the fair market value of the Company's common stock on either the first or last business day of the year. In January 1997, the Company issued 506,820 shares of common stock to employees who participated in the Plan during 1996 at a price of $20.82 per share. No future shares will be issued under this plan.

     During 1996, the Company adopted the 1996 Employee Stock Purchase Plan and authorized 700,000 shares for future issuance. Under this plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on the first business day in January (July for new hires) or the last business day of December. In January 1997, the Company issued 15,557 shares of common stock to employees who participated in the plan during 1996 at a price of $15.09 per share. Currently, there are 684,443 shares reserved for issuance.

     The weighted-average fair value of purchase rights granted in 1996 and 1995 was $5.22 and $3.07, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1996 and 1995, respectively; dividend yield of 0.0% for both years; an expected life of 1 year for both years; expected volatility of 44.7% and 38.8%; and risk-free interest rates of 5.2% and 7.1%.

J. SAVINGS PLANS

     The Company sponsors a Savings Plan covering substantially all U.S. employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from

                                 TERADYNE, INC.

50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately.

     The trustees of the Savings Plan were granted an option to purchase 0.9 million shares of the Company's common stock, exercisable at $9.50 per share (the fair market value of the Company's common stock at the date of the grant) in five cumulative annual installments beginning in 1990. In 1994, the trustees exercised the remaining shares. Under the terms of the Plan, any gains realized from the sale of option shares were first allocated to participants' accounts to fund up to one-half of the minimum Company contribution. Any excess was applied to additional funding.

     In 1994, the Company established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of which are the same as the Savings Plan.

     Under these plans, the amounts charged to operations were $6.3 million in 1996, $8.3 million in 1995, and $2.0 million in 1994.

K. STOCKHOLDER RIGHTS PLAN

     The Company's Board of Directors adopted a Stockholder Rights Plan on March 14, 1990, under which a dividend of one Common Stock Purchase Right was distributed for each outstanding share of Common Stock. The Plan entitles Stock Purchase Right holders to purchase shares of the Company's common stock for $20 per share in certain events, such as a tender offer to acquire 30% or more of the Company's outstanding shares. Under some circumstances, such as a determination by continuing Directors, that an acquiring party's interests are adverse to those of the Company, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase $40 worth of Common Stock (or other securities or consideration owned by the Company) for $20. The Rights will expire March 26, 2000 unless earlier redeemed by the Company.

L. INCOME TAXES

     The components of income before income taxes and the provision for income taxes as shown in the consolidated statements of income are as follows (in thousands):

                                                               1996       1995       1994
                                                             --------   --------   --------
    Income before income taxes:
      United States........................................  $106,708   $212,551   $ 96,406
      Non U.S..............................................    32,955     37,374     17,619
                                                             --------   --------   --------
                                                             $139,663   $249,925   $114,025
                                                             ========   ========   ========
    Provision (credit) for income taxes:
      Current:
         U.S. Federal......................................  $ 40,033   $ 66,228   $ 26,395
         Non U.S...........................................    14,802     12,604      2,924
         State.............................................     5,861      7,889      4,441
                                                             --------   --------   --------
                                                               60,696     86,721     33,760
                                                             --------   --------   --------
      Deferred:
         U.S. Federal......................................   (13,667)      (241)     3,834
         Non U.S...........................................      (632)     3,654        492
         State.............................................      (308)       507       (451)
                                                             --------   --------   --------
                                                              (14,607)     3,920      3,875
                                                             --------   --------   --------
                                                             $ 46,089   $ 90,641   $ 37,635
                                                             ========   ========   ========

                                 TERADYNE, INC.

     Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1996 and 1995 are as follows (in thousands):

                                                                       1996         1995
                                                                     --------     --------
    Deferred tax assets:
      Inventory valuations.........................................  $ 19,148     $  4,863
      Accruals.....................................................     2,680        1,470
      Vacation.....................................................     4,200        4,324
      In process research and development..........................     2,726        3,374
      Deferred revenue.............................................     1,488        5,748
      U.S. federal operating loss carryforwards....................       341        1,050
      Tax credits..................................................     8,457        4,097
      Other........................................................     2,732        1,260
                                                                     --------     --------
    Total deferred tax assets......................................    41,772       26,186
                                                                     --------     --------
    Deferred tax liabilities:
      Excess of tax over book depreciation.........................   (14,919)     (14,871)
      Amortization.................................................    (2,531)      (2,853)
      Pension......................................................    (1,349)      (1,332)
      Other........................................................    (4,531)      (3,295)
                                                                     --------     --------
    Total deferred tax liabilities.................................   (23,330)     (22,351)
                                                                     --------     --------
    Net deferred asset.............................................  $ 18,442     $  3,835
                                                                     ========     ========

     A reconciliation of the effective tax rate for the years 1996, 1995, and 1994 follows:

                                                                 1996       1995       1994
                                                                 ----       ----       ----
    U.S. statutory federal tax rate............................  35.0%      35.0%      35.0%
    State income taxes, net of federal tax benefit.............   2.6        2.0        2.7
    Utilization of operating loss carryforwards................              0.3
    Tax credits................................................  (1.0)      (0.6)      (2.6)
    Domestic export sales corporation..........................  (2.9)      (2.3)      (2.6)
    Non-deductible merger costs................................              0.8
    Change in valuation allowance..............................             (0.8)      (1.7)
    Other, net.................................................  (0.7)       1.9        2.2
                                                                 ----       ----       ----
                                                                 33.0%      36.3%      33.0%
                                                                 ====       ====       ====

     At December 31, 1996 the Company had U.S. Federal operating loss carryforwards of approximately $1.0 million. These operating loss carryforwards expire in the years 2000 through 2002. The Company has approximately $4.1 million of U.S. business tax credit carryforwards. Approximately $2.6 million of these credits expire in the years 1997 through 1999, and $1.5 million expire in the years 2003 through 2007. All of these losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

M. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, which are the design, manufacturing and marketing of electronic test systems and backplane connection systems. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

                                 TERADYNE, INC.

                                                   ELECTRONIC   BACKPLANE
                                                      TEST      CONNECTION
                                                    SYSTEMS      SYSTEMS      CORPORATE
                                                    INDUSTRY     INDUSTRY        AND
                                                    SEGMENT      SEGMENT     ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------   ------------   ------------
                                                                      (IN THOUSANDS)
1996  Sales to unaffiliated customers............  $  993,721    $177,894                     $1,171,615
       Intersegment sales........................                   9,065      $ (9,065)
                                                   ----------    --------      --------       ----------
       Net sales.................................     993,721     186,959        (9,065)       1,171,615
       Operating income..........................     112,036      29,561       (18,802)         122,795
       Identifiable assets.......................     490,105     113,436       493,275        1,096,816
       Property additions........................      54,694      16,666         3,869           75,229
       Depreciation and amortization expense.....      42,039       7,448         1,416           50,903
1995  Sales to unaffiliated customers............  $1,035,721    $155,301                     $1,191,022
       Intersegment sales........................                  12,325      $(12,325)
                                                   ----------    --------      --------       ----------
       Net sales.................................   1,035,721     167,626       (12,325)       1,191,022
       Operating income..........................     237,101      22,778       (15,523)         244,356
       Identifiable assets.......................     640,597      91,205       292,029        1,023,831
       Property additions........................      77,552      12,038         3,611           93,201
       Depreciation and amortization expense.....      37,274       4,670         1,202           43,146
1994  Sales to unaffiliated customers............  $  645,929    $131,802                     $  777,731
       Intersegment sales........................                   5,050      $ (5,050)
                                                   ----------    --------      --------       ----------
       Net sales.................................     645,929     136,852        (5,050)         777,731
       Operating income..........................     102,884      18,449       (13,305)         108,028
       Identifiable assets.......................     440,117      82,820       236,543          759,480
       Property additions........................      30,835       9,005           855           40,695
       Depreciation and amortization expense.....      31,847       5,754           841           38,442

     The Company's sales, including domestic export and non U.S. jurisdictional sales (which amounted to less than 10% of total net sales in all periods presented) to unaffiliated customers for the three years ended December 31 were made in the following geographic areas:

                                                         1996           1995          1994
                                                      ----------     ----------     --------
                                                      (IN THOUSANDS)
    Sales to unaffiliated customers:
      United States.................................  $  536,826     $  566,337     $416,199
      Asia Pacific region...........................     209,429        256,901      138,458
      Europe........................................     241,244        222,194      133,127
      Japan.........................................     139,095         94,706       68,019
      Other.........................................      45,021         50,884       21,928
                                                      ----------     ----------     --------
                                                      $1,171,615     $1,191,022     $777,731
                                                      ==========     ==========     ========

     See "Item 1: Business -- Marketing and Sales" elsewhere in this report for information on the Company's export and non U.S. jurisdictional activities, identifiable assets of non U.S. subsidiaries, and major customers.

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

                                                                           1996
                                               ------------------------------------------------------------
                                               1ST QUARTER     2ND QUARTER      3RD QUARTER     4TH QUARTER
                                               -----------     ------------     -----------     -----------
Net sales....................................    $348,967        $319,690         $261,671        $241,287
Expenses:
  Cost of sales..............................     186,637         214,718          163,747         159,522
  Engineering and development................      36,740          38,426           35,022          33,743
  Selling and administrative.................      46,929          42,556           41,535          49,245
                                                 --------        --------         --------        --------
                                                  270,306         295,700          240,304         242,510
                                                 --------        --------         --------        --------
Income (loss) from operations................      78,661          23,990           21,367          (1,223)
Other income (expense):
  Interest income............................       3,759           4,162            5,089           6,285
  Interest expense...........................        (642)           (610)            (513)           (662)
                                                 --------        --------         --------        --------
Income before income taxes...................      81,778          27,542           25,943           4,400
Provision for income taxes...................      28,623           9,640            6,374           1,452
                                                 --------        --------         --------        --------
Net income...................................    $ 53,155        $ 17,902         $ 19,569        $  2,948
                                                 --------        --------         --------        --------
Net income per common share..................    $   0.63        $   0.21         $   0.23        $   0.03
                                                 ========        ========         ========        ========

                                                                           1995
                                               ------------------------------------------------------------
                                               1ST QUARTER     2ND QUARTER      3RD QUARTER     4TH QUARTER
                                               -----------     ------------     -----------     -----------
Net sales....................................    $232,158        $284,849         $322,658        $351,357
Expenses:
  Cost of sales..............................     131,625         152,683          172,316         189,758
  Engineering and development................      24,986          30,795           32,966          34,740
  Selling and administrative.................      38,919          42,715           45,353          49,810
                                                 --------        --------         --------        --------
                                                  195,530         226,193          250,635         274,308
                                                 --------        --------         --------        --------
Income from operations.......................      36,628          58,656           72,023          77,049
Other income (expense):
  Merger expenses............................                                                       (5,600)
  Interest income............................       3,085           3,547            3,670           3,907
  Interest expense...........................        (533)           (730)            (715)         (1,062)
                                                 --------        --------         --------        --------
Income before income taxes...................      39,180          61,473           74,978          74,294
Provision for income taxes...................      14,706          22,666           26,756          26,513
                                                 --------        --------         --------        --------
Net income...................................    $ 24,474        $ 38,807         $ 48,222        $ 47,781
                                                 --------        --------         --------        --------
Net income per common share..................    $   0.30        $   0.46         $   0.57        $   0.56
                                                 ========        ========         ========        ========

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

PRICE WATERHOUSE LLP

San Jose, California
September 20, 1995

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 15, 1997, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

     The following consolidated financial statements are included in Item 8:

        Balance Sheets as of December 31, 1996 and 1995

        Statements of Income for the years ended December 31, 1996, 1995, and
           1994

        Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994

        Statements of Changes in Shareholders' Equity for the years ended
           December 31, 1996, 1995, and 1994

     (a) 2.  Financial Statement Schedules

     Financial statement schedules have been omitted since either they are not required or the information is otherwise included.

     (a) 3.  Listing of Exhibits

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

     (b) Report on Form 8-K

     There have been no Form 8-K filings during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1997.

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

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------
         ALEXANDER V. D'ARBELOFF                  Chairman of the Board        March 26, 1997
------------------------------------------     and Chief Executive Officer
         Alexander V. d'Arbeloff

           JAMES A. PRESTRIDGE               Vice Chairman of the Board and    March 26, 1997
------------------------------------------      Executive Vice President
           James A. Prestridge

             OWEN W. ROBBINS                 Vice Chairman of the Board and    March 26, 1997
------------------------------------------      Executive Vice President
             Owen W. Robbins                  (Principal Financial Officer)

           GEORGE W. CHAMILLARD                President, Chief Operating      March 26, 1997
------------------------------------------  Officer, and Member of the Board
           George W. Chamillard

             DONALD J. HAMMAN                          Controller              March 26, 1997
------------------------------------------   (Principal Accounting Officer)
             Donald J. Hamman

              EDWIN L. ARTZT                            Director               March 26, 1997
------------------------------------------
              Edwin L. Artzt

             JAMES W. BAGLEY                            Director               March 26, 1997
------------------------------------------
             James W. Bagley

             ALBERT CARNESALE                           Director               March 26, 1997
------------------------------------------
             Albert Carnesale

            DANIEL S. GREGORY                           Director               March 26, 1997
------------------------------------------
            Daniel S. Gregory

            DWIGHT H. HIBBARD                           Director               March 26, 1997
------------------------------------------
            Dwight H. Hibbard

                SIGNATURE                                 TITLE                     DATE
                ---------                                 -----                     ----

             JOHN P. MULRONEY                           Director               March 26, 1997
------------------------------------------
             John P. Mulroney


             RICHARD J. TESTA                           Director               March 26, 1997
------------------------------------------
             Richard J. Testa


           PATRICIA S. WOLPERT                          Director               March 26, 1997
------------------------------------------
           Patricia S. Wolpert

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

  EXHIBIT NO.                  DESCRIPTION                        SEC DOCUMENT REFERENCE
  -----------                  -----------                        ----------------------
      2.0         Agreement and Plan of Merger and         Exhibit 2.0 to the Company's
                  Reorganization, as amended, dated        Registration Statement on Form S-4
                  September 5, 1995, by and among the      (Registration Statement No.
                  Company, M Merger Corp., and Megatest    33-63781).
                  Corporation

      3.1         Restated Articles of Organization of     Exhibit 4.1 to the Company's Form S-3
                  the Company, as amended                  Registration Statement No. 33-44347,
                                                           effective December 12, 1991.

      3.2         Amendment, dated May 23, 1996, to
                  Restated Articles of Organization of
                  the Company, as amended

      3.3         Amended and Restated Bylaws of the
                  Company

      4.1         Rights Agreement between the Company     Exhibit 4.1 to the Company's Current
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

     10.2         First Amendment to Multicurrency         Exhibit 3.10 (ii) to the Company's
                  Revolving Credit Agreement dated as      Annual Report on Form 10-K for the
                  of March 5, 1993                         fiscal year ended December 31, 1992.

     10.3         Second Amendment to Multicurrency        Exhibit 10.3 to the Company's Annual
                  Revolving Credit Agreement dated as      Report on Form 10-K for the fiscal
                  of January 31, 1996                      year ended December 31, 1995.

     10.4         1987 Non-Employee Director Stock         Exhibit 3.10 (iii) to the Company's
                  Option Plan                              Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.

     10.5         Teradyne, Inc. Supplemental Executive    Exhibit 3.10 (iv) to the Company's
                  Retirement Plan                          Annual Report on Form 10-K for the
                                                           fiscal year ended December 31, 1992.

     10.6         1991 Employee Stock Option Plan, as      Exhibit 4.2 to the Company's
                  amended                                  Registration Statement on Form S-8
                                                           (Registration Statement No.
                                                           33-07177).

     10.7         1979 Stock Purchase Plan, as amended     Exhibit 10.6 to the Company's Annual
                                                           Report on Form 10-K for the fiscal
                                                           year ended December 31, 1994.

     10.8         1990 Megatest Stock Option Plan          Exhibit 4.1 to the Company's
                                                           Registration Statement on Form S-8
                                                           (Registration Statement No.
                                                           33-64683).

     10.9         Megatest Corporation Director Stock      Exhibit 4.2 to the Company's
                  Option Plan                              Registration Statement on Form S-8
                                                           (Registration Statement No.
                                                           33-64683).

     10.10        1996 Stock Purchase Plan                 Exhibit 4.1 to the Company's
                                                           Registration Statement on Form S-8
                                                           (Registration Statement No.
                                                           33-07177).

     10.11        Master Lease Agreement between           Exhibit 10.10 to the Company's Annual
                  Megatest and General Electric Capital    Report on Form 10-K for the fiscal
                  Corporation dated August 10, 1995        year ended December 31, 1995.

  EXHIBIT NO.                  DESCRIPTION                        SEC DOCUMENT REFERENCE
  -----------     -------------------------------------    -------------------------------------
     10.12        Loan and Security Agreement between      Exhibit 10.11 to the Company's Annual
                  Megatest and the CIT Group/Equipment     Report on Form 10-K for the fiscal
                  Financing, Inc. dated August 14, 1995    year ended December 31, 1995.

     10.13        Deed of Trust, Financing Statement,      Exhibit 10.12 to the Company's Annual
                  Security Agreement and Fixture Filing    Report on Form 10-K for the fiscal
                  between Megatest and the Sun Life        year ended December 31, 1995.
                  Assurance Company of Canada (U.S.)
                  dated August 25, 1995

     10.14        1997 Employee Stock Option Plan

     10.15        Letter Agreement dated January 24,
                  1997 between the Company and
                  Executive Officer.

     22.1         Subsidiaries of the Company

     23.1         Consent of Coopers & Lybrand L.L.P.

     23.2         Consent of Price Waterhouse L.L.P.

     27.0         Financial Data Schedule