Form 10-Q
period 1997-03-30
TERADYNE INC
filed 1997-05-14
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                  -------------
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of April 27, 1997 was 83,338,700 shares.


                                 TERADYNE, INC.
                                      INDEX




                                                                                                         Page No.
                                                                                                         --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              March 30, 1997 and December 31, 1996..........................................................3

         Condensed Consolidated Statements of Income -
              Quarters Ended March 30, 1997 and March 31, 1996..............................................4

         Condensed Consolidated Statements of Cash Flows -
              Quarters Ended March 30, 1997 and March 31, 1996..............................................5

         Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-8



                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                                 March 30, 1997           December 31, 1996
                                                                                 --------------           -----------------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents.................................................... $      91,689              $   201,452
   Marketable securities........................................................       106,567                   48,266
   Accounts receivable..........................................................       192,768                  178,430
   Inventories:
         Parts..................................................................        98,725                   91,792
         Assemblies in process..................................................        52,937                   47,162
                                                                                 -------------            -------------
                                                                                       151,662                  138,954
   Deferred tax assets..........................................................        32,340                   32,340
   Prepayments and other current assets.........................................        19,185                   17,666
                                                                                 -------------            -------------
         Total current assets...................................................       594,211                  617,108
Property, plant, and equipment, at cost:........................................       577,559                  563,585
      Less: Accumulated depreciation............................................      (308,392)                (290,088)
                                                                                 -------------            -------------
         Net property, plant, and equipment.....................................       269,167                  273,497
Long-term marketable securities.................................................       211,514                  181,776
Other assets....................................................................        21,922                   24,435
                                                                                 -------------            -------------
         Total assets........................................................... $   1,096,814            $   1,096,816
                                                                                 =============            =============

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       6,916            $       7,316
   Current portion of long-term debt............................................         1,782                    1,778
   Accounts payable.............................................................        34,690                   34,482
   Accrued employees' compensation and withholdings.............................        43,436                   58,696
   Unearned service revenue and customer advances...............................        56,745                   62,771
   Other accrued liabilities....................................................        46,302                   53,537
   Income taxes payable.........................................................         6,542                    6,677
                                                                                 -------------            -------------
         Total current liabilities..............................................       196,413                  225,257
Deferred tax liabilities........................................................        13,898                   13,898
Long-term debt..................................................................        15,053                   15,650
                                                                                 -------------            -------------
         Total liabilities......................................................       225,364                  254,805
                                                                                 -------------            -------------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   83,509 and 82,480 shares issued and outstanding after deduction of reacquired
   shares in 1997 and 1996, respectively........................................        10,438                   10,310
Additional paid-in capital......................................................       367,727                  355,576
Retained earnings...............................................................       493,285                  476,125
                                                                                  ------------             ------------
         Total shareholders' equity.............................................       871,450                  842,011
                                                                                  ------------             ------------
         Total liabilities and shareholders' equity.............................  $  1,096,814             $  1,096,816
                                                                                  ============             ============










The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of the condensed consolidated financial statements.


                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                For the Three Months Ended
                                                                          (In thousands, except per share amounts)
                                                                           March 30, 1997          March 31, 1996
                                                                           ---------------         --------------

Net sales............................................................           $ 248,302            $ 348,967

Expenses:
     Cost of sales...................................................             152,935              186,637
     Engineering and development.....................................              33,308               36,740
     Selling and administrative......................................              40,783               46,929
                                                                                ---------            ---------

         Total expenses..............................................             227,026              270,306
                                                                                ---------            ---------

Income from operations...............................................              21,276               78,661

Other income (expense):
    Interest income..................................................               5,665                3,759
    Interest expense.................................................               (541)                (642)
                                                                                ---------            ---------

Income before income taxes...........................................              26,400               81,778

Provision for income taxes...........................................               9,240               28,623
                                                                                ---------            ---------

Net income...........................................................           $  17,160            $  53,155
                                                                                =========            =========

Net income per common share..........................................           $    0.20            $    0.63
                                                                                =========            =========

Shares used in calculations of
    net income per common share......................................              85,810               84,970
                                                                                =========            =========




















The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of the condensed consolidated financial statements.



                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                           March 30, 1997        March 31, 1996
                                                                                       (In thousands)
Cash flows from operating activities:
     Net income........................................................         $   17,160              $   53,155
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................             14,344                  11,999
        Amortization...................................................                330                     318
        Other non-cash items, net......................................              (572)                   (134)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................           (14,338)                (13,746)
             Inventories...............................................           (10,668)                (24,092)
             Other assets..............................................                664                 (5,642)
             Accounts payable and accruals.............................           (28,313)                   1,492
             Income taxes payable......................................              6,297                  24,787

                                                                                ----------              ----------
                 Net cash provided (used) by operating activities......           (15,096)                  48,137
                                                                                ----------              ----------

Cash flows from investing activities:
     Additions to property, plant and equipment........................           (11,194)                (18,002)
     Increase in equipment manufactured by the Company.................              (860)                 (4,717)
     Purchases of available-for-sale marketable securities.............           (55,070)
     Maturities of available-for-sale marketable securities............             17,513
     Purchases of held-to-maturity marketable securities...............           (84,983)                (93,067)
     Maturities of held-to-maturity marketable securities..............             34,501                  49,406
                                                                                ----------               ---------
                 Net cash used in investing activities.................          (100,093)                (66,380)
                                                                                ----------               ---------

Cash flows from financing activities:
     Payments of long term debt........................................              (420)                   (489)
     Acquisition of treasury stock.....................................           (15,415)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................             21,261                   8,160

                                                                                ----------               ---------
                 Net cash flows provided by financing activities.......              5,426                   7,671
                                                                                ----------               ---------

Decrease in cash and cash equivalents..................................          (109,763)                (10,572)
Cash and cash equivalents at beginning of period.......................            201,452                 182,165
                                                                                ----------               ---------
Cash and cash equivalents at end of period.............................         $   91,689               $ 171,593
                                                                                ==========               =========

Supplementary disclosure of cash flow  information:
     Cash paid during the period for:
               Interest................................................         $      732               $     806
               Income taxes............................................              2,409                   3,639










The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



A. The Company
--------------

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

B. Accounting Policies
----------------------

   Basis of Presentation
   ---------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior years' amounts were reclassified to conform to the current year presentation. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Preparation of Financial Statements
   -----------------------------------

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

C.   Recently Issued Accounting Standard
----------------------------------------

         In February 1997, The Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 128, Earnings per Share, which specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for periods ending after December 15, 1997, including interim periods. The adoption of this statement will not have a material impact on reported net income per common share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                                                      For the Three Months Ended

                                                                              March 30, 1997            March 31, 1996
                                                                              --------------            --------------
                                                                                             (In thousands)

Net sales............................................................         $     248,302            $      348,967
                                                                              =============            ==============

Net income...........................................................         $      17,160            $       53,155
                                                                              =============            ==============

Percentage of net sales:
     Net sales.......................................................               100%                     100%
     Expenses:
          Cost of sales..............................................               62                       54
          Engineering and development................................               13                       11
          Selling and administrative.................................               16                       13
          Interest, net..............................................               (2)                      (1)
                                                                              -------------            --------------
                                                                                    89                       77

     Income before income taxes......................................               11                       23
     Provision for income taxes......................................                4                        8
                                                                              -------------            --------------
     Net income......................................................                7%                       15%
                                                                              =============            ==============

Provision for income taxes as a percentage
     of income before income taxes...................................                35%                      35%
                                                                              =============            ==============

Results of Operations
---------------------

     Sales of $248.3 million in the first quarter of 1997 were $100.7 million or 29% below those of the first quarter of 1996. The incoming order rate weakened in the first three quarters of 1996, due to a slowdown in the semiconductor industry. This order weakness resulted in reductions in net sales beginning in the second quarter of 1996 and continuing through the first quarter of 1997. Sales for the first quarter of 1997 increased 3% over the fourth quarter of 1996. First quarter 1997 semiconductor test system sales and telecommunications test systems sales decreased 42% and 43%, respectively, when compared to the first quarter of 1996. Backplane connection systems increased 30% and circuit-board test systems sales increased 8% over the corresponding period in 1996. As a result of the decrease in sales, income before income taxes decreased $55.4 million to $26.4 million.

     Incoming orders were $335.6 million in the first quarter of 1997 compared to $305.6 million in the first quarter of 1996. The increase in orders was primarily due to an 11% increase in semiconductor test systems orders. Orders for backplane connection systems and telecommunications test systems also increased while circuit-board test systems declined. The Company's backlog was $603.7 million at the end of the first quarter of 1997 compared with $615.9 million at the end of the first quarter of 1996.

     Cost of sales, as a percentage of sales, increased from 54% in the first quarter of 1996 to 62% in the first quarter of 1997. The increase was the result of the relationship of fixed manufacturing costs and the costs associated with new product introductions to the lower level of sales. In addition, there was an unfavorable change in mix as a greater percentage of total Company sales were for backplane connection systems and circuit-board test systems, whose product margins are generally lower than semiconductor test systems.


     Engineering and development expenses, as a percentage of sales, increased from 11% in the first quarter of 1996 to 13% in the first quarter of 1997. Selling and administrative expenses increased to 16% of sales in the first quarter of 1997 compared with 13% of sales in the first quarter of 1996. While the dollar amount of these expenses declined in 1997, the decrease was not proportionate with the decrease in net sales.

     Interest income increased in the first quarter of 1997 to $5.7 million from $3.8 million in the first quarter of 1996 due to an increase in the Company's average invested balances and interest yields.

     The Company's effective income tax rate was 35% in the first quarter of 1997 and 1996. The first quarter of 1996 effective tax rate was adjusted downward in subsequent quarters to 33% due to the increased utilization of domestic export sales corporation benefits and certain research and development tax credits.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents, and marketable securities balance decreased $21.7 million in the first three months of 1997. Contributing to the decrease in cash, cash equivalents, and marketable securities was cash flow used in operations of $15.1 million and the expenditure of $12.1 million to fund additions to property, plant and equipment in the first quarter of 1997. The Company generated $21.3 million from the sale of stock to employees under the Company's stock option and stock purchase plans in the first quarter of 1997. Cash of $15.4 million was used to purchase 0.6 million shares under the Company's buyback program.

     The Company believes its cash, cash equivalents and marketable securities balance of $409.8 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1997.

Certain Factors That May Affect Future Results
----------------------------------------------

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q, the Company's Annual Report on Form 10-K, and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditure requirements may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The most recent downturn experienced during 1996 contributed to a 37% decline in semiconductor test systems orders. There can be no assurance that any increase in semiconductor test systems bookings for a calendar quarter will be sustained in subsequent quarters. In
addition,   any  factor  adversely  affecting  the  semiconductor   industry  or
particular segments within the semiconductor industry may adversely affect the Company's business, financial condition and operating results.

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

                                                                        TERADYNE, INC.
                                                                   ------------------------
                                                                          Registrant

                                                                       OWEN W.ROBBINS
                                                                   ------------------------
                                                                       Owen W. Robbins
                                                                   Executive Vice President


                                                                        May 14, 1997
                                       9

