Form 10-Q
period 1997-06-29
TERADYNE INC
filed 1997-08-13
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------
                                    FORM 10-Q
                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended June 29, 1997

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of shares outstanding of the registrant's only class of Common Stock as of July 25, 1997 was 83,223,773 shares.


                                 TERADYNE, INC.
                                      INDEX




                                                                                                         Page No.
                                                                                                         --------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              June 29, 1997 and December 31, 1996...........................................................3

         Condensed Consolidated Statements of Income -
              Quarters and Six Months Ended June 29, 1997 and June 30, 1996.................................4

         Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 29, 1997 and June 30, 1996..............................................5

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

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-9


                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.................................................10


                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                                                                  June 29, 1997           December 31, 1996
                                                                                  -------------           -----------------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents.................................................... $      46,479              $   201,452
   Marketable securities........................................................       140,050                   48,266
   Accounts receivable..........................................................       250,887                  178,430
   Inventories:
         Parts..................................................................       116,317                   91,792
         Assemblies in process..................................................        68,759                   47,162
                                                                                 -------------            -------------
                                                                                       185,076                  138,954
   Deferred tax assets..........................................................        32,340                   32,340
   Prepayments and other current assets.........................................        18,386                   17,666
                                                                                 -------------            -------------
         Total current assets...................................................       673,218                  617,108
Property, plant, and equipment, at cost:........................................       607,176                  563,585
      Less: Accumulated depreciation............................................      (323,524)                (290,088)
                                                                                 -------------            -------------
         Net property, plant, and equipment.....................................       283,652                  273,497
Long-term marketable securities.................................................       151,602                  181,776
Other assets....................................................................        23,665                   24,435
                                                                                 -------------            -------------
         Total assets...........................................................    $1,132,137               $1,096,816
                                                                                 =============            =============

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       7,454            $       7,316
   Current portion of long-term debt............................................         1,882                    1,778
   Accounts payable.............................................................        40,274                   34,482
   Accrued employees' compensation and withholdings.............................        57,237                   58,696
   Unearned service revenue and customer advances...............................        50,813                   62,771
   Other accrued liabilities....................................................        48,564                   53,537
   Income taxes payable.........................................................        14,889                    6,677
                                                                                  ------------             ------------
         Total current liabilities..............................................       221,113                  225,257
Deferred tax liabilities........................................................        13,843                   13,898
Long-term debt..................................................................        14,502                   15,650
                                                                                  ------------             ------------
         Total liabilities......................................................       249,458                  254,805
                                                                                  ------------             ------------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   83,487 and 82,480 shares issued and outstanding after deduction of reacquired
   shares in 1997 and 1996, respectively........................................        10,435                   10,310
Additional paid-in capital......................................................       353,957                  355,576
Retained earnings...............................................................       518,287                  476,125
                                                                                  ------------             ------------
         Total shareholders' equity.............................................       882,679                  842,011
                                                                                  ------------             ------------
         Total liabilities and shareholders' equity.............................    $1,132,137               $1,096,816
                                                                                  ============             ============


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of the condensed consolidated financial statements.


                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          For the Quarters Ended                  For the Six Months Ended
                                                          ----------------------                  ------------------------

                                                                 (In thousands, except per share amounts)

                                                     June 29, 1997        June 30, 1996        June 29, 1997    June 30, 1996
                                                     -------------        -------------        -------------    -------------


Net sales...................................           $289,541             $319,690             $537,843          $668,657

Expenses:
     Cost of sales..........................            164,648              214,718              317,583           401,355
     Engineering and development............             42,635               38,426               75,943            75,166
     Selling and administrative.............             47,449               42,556               88,232            89,485
                                                         ------               ------               ------            ------

                                                        254,732              295,700              481,758           566,006
                                                        -------              -------              -------           -------


Income from operations......................             34,809               23,990               56,085           102,651

Other income (expense):
    Interest income.........................              5,234                4,162               10,899             7,921
    Interest expense........................              (565)                (610)              (1,106)           (1,252)
                                                          ----                 ----               ------            ------


Income before income taxes..................             39,478               27,542               65,878           109,320

Provision for income taxes..................             14,476                9,640               23,716            38,263
                                                         ------                -----               ------            ------



Net income..................................            $25,002              $17,902              $42,162           $71,057
                                                        =======              =======              =======           =======




Net income per common share.................              $0.29                $0.21                $0.49             $0.84
                                                          =====                =====                =====             =====



Shares used in calculations of
    net income per common share.............             86,283               85,001               86,047            84,986
                                                         ======               ======               ======            ======


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


                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                      ------------------------
                                                                                 June 29, 1997         June 30, 1996
                                                                                 -------------         -------------
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income........................................................            $42,162                 $71,057
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................             28,669                  24,150
        Amortization...................................................                664                     657
        Deferred income taxes .........................................               (55)                 (3,867)
        Product line consolidation.....................................                                     34,100
        Other non-cash items, net......................................                355                   (389)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................           (72,457)                  30,826
             Inventories...............................................           (44,596)                (14,297)
             Other assets..............................................              (614)                 (1,874)
             Accounts payable and accruals.............................           (12,598)                 (9,313)
             Income taxes payable......................................             21,639                 (1,651)
                                                                                    ------                 ------


                 Net cash provided (used) by operating activities......           (36,831)                 129,399
                                                                                  --------                 -------

Cash flows from investing activities:
     Additions to property, plant and equipment........................           (34,801)                (38,658)
     Increase in equipment manufactured by the Company.................            (5,500)                (10,430)
     Purchases of available-for-sale marketable securities.............           (88,420)
     Maturities of available-for-sale marketable securities............             46,927
     Purchases of held-to-maturity marketable securities...............          (111,033)               (184,204)
     Maturities of held-to-maturity marketable securities..............             90,916                 118,136
                                                                                    ------                 -------

                 Net cash used in investing activities.................          (101,911)               (115,156)
                                                                                 ---------               ---------


Cash flows from financing activities:
     Payments of long term debt........................................            (1,309)                   (980)
     Acquisition of treasury stock.....................................           (45,692)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................             30,770                   8,926
                                                                                    ------                   -----


                 Net cash flows provided (used) by financing activities           (16,231)                   7,946
                                                                                  -------                    -----


Increase (decrease) in cash and cash equivalents.......................          (154,973)                  22,189
Cash and cash equivalents at beginning of period.......................            201,452                 182,165
                                                                                   -------                 -------

Cash and cash equivalents at end of period.............................            $46,479                $204,354
                                                                                   =======                ========


Supplementary disclosure of cash flow  information:
        Cash paid during the period for:
               Interest................................................             $1,203                  $1,318
               Income taxes............................................              7,683                  44,665


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

B. Accounting Policies
----------------------

   Basis of Presentation
   ---------------------

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior years' amounts were reclassified to conform to the current year presentation. The year-end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

C.   Recently Issued Accounting Standard
--   -----------------------------------

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations





            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME




                                                        For the Quarters Ended                 For the Six Months Ended
                                                        ----------------------                 ------------------------

                                                   June 29, 1997   June 30, 1996             June 29, 1997    June 30, 1996
                                                   -------------   -------------             -------------    -------------
                                                                               (In thousands)



Net sales......................................       $289,541         $319,690                 $537,843         $668,657
                                                      ========         ========                 ========         ========


Net income.....................................       $25,002          $17,902                  $42,162          $71,057
                                                      =======          =======                  =======          =======

Percentage of net sales:
     Net sales.................................          100%             100%                    100%              100%
     Expenses:
          Cost of products sold                           57               56                      59                55
          Product line consolidation                                       11                                         5
                                                          --               --                      --                --

               Cost of sales...................           57               67                      59                60
                                                          --               --                      --                --

          Engineering and development..........           15               12                      14                11
          Selling and administrative...........           16               13                      16                13
          Interest, net........................           (2)              (1)                     (2)               (1)
                                                          --               --                      --                --

                                                          86               91                       87               83
                                                          --               --                       --               --

     Income before income taxes................           14                9                       13               17
     Provision for income taxes................            5                3                        5                6
                                                           -                -                        -                -


     Net income................................            9%               6%                       8%              11%
                                                           =                =                        =               ==


Provision for income taxes as a percentage
     of income before income taxes.............           37%              35%                      36%               35%
                                                          ==               ==                       ==                ==


Results of Operations
---------------------

     Sales of $289.5 million in the second quarter of 1997 were $30.1 million or 9% below those of the second quarter of 1996. The year to year decline in sales was primarily due to a decrease in incoming orders of semiconductor test systems during the second and third quarters of 1996. Sales increased 17% in the second quarter of 1997 over the first quarter of 1997 due to an increase in incoming orders of semiconductor test systems during the fourth quarter of 1996 and the first quarter of 1997. As a result of lower sales in the second quarter of 1997 compared to 1996, income before income taxes (excluding the effect of a pre-tax nonrecurring product line consolidation charge of $34.1 million taken in the second quarter of 1996) decreased $22.2 million to $39.5 million. For the first six months of 1997, income before income taxes (excluding the product line consolidation charge) decreased $77.5 million to $65.9 million.




     Incoming orders were $357.6 million in the second quarter of 1997 compared to $220.8 million in the second quarter of 1996. All product lines contributed to the significant increase in incoming orders, led by an 85% increase in semiconductor test systems orders. The Company's backlog was $671.8 million at the end of the second quarter of 1997 compared with $517.0 million at the end of the second quarter of 1996.

     Cost of products sold as a percentage of sales (excluding the product line consolidation charge), increased from 55% in the first six months of 1996 to 59% in the first six months of 1997. The increase was due to the relationship of fixed costs of manufacturing to a lower sales volume and the higher costs associated with new product introductions. In addition, there was an unfavorable change in mix as a greater percentage of total Company sales were for backplane connection systems whose product margins are generally lower than semiconductor test systems. Cost of products sold as a percentage of sales (excluding the product line consolidation charge), was comparable in the second quarter of 1997 and the second quarter of 1996. Included in cost of sales in the second quarter of 1996 is a $34.1 million charge in connection with the consolidation of the VLSI product lines of Megatest and Teradyne.

     Engineering and development spending grew to $42.6 million in the second quarter of 1997 from $38.4 million in the second quarter of 1996. Included in the two periods were pre-tax nonrecurring charges of $5.0 million and $4.0 million, respectively for the purchase of in-process technology related to the acquisitions of Softbridge, Inc. and Midnight Networks, Inc.. The expenses before nonrecurring charges grew $3.2 million primarily as a result of increased investment in new product development of semiconductor and software test systems. As a percentage of sales, engineering and development expenses increased from 11% in the first six months of 1996 to 14% in the first six months of 1997. Excluding pre-tax nonrecurring charges engineering and development spending over the first six months of 1997 and 1996 was flat.

     Selling and administrative expenses were 16% of sales in the second quarter and the first six months of 1997 compared with 13% of sales in the second quarter and the first six months of 1996. The dollar amount of selling and administrative expenses increased $4.9 million in the second quarter of 1997 over the same period in 1996. This increase is attributed to increased marketing costs associated with new semiconductor test systems, and the selling and administrative expenses of acquired software test companies.

     Interest income increased in the second quarter of 1997 to $5.2 million from $4.2 million in the second quarter of 1996 due to an increase in the Company's average invested balances and interest yields.

     The Company's effective income tax rate for the first six months of 1997 increased to 36% as the charge for in-process technology is non-deductible for income tax purposes. The Company's effective income tax rate was 35% through the first six months of 1996. The 1996 effective tax rate was adjusted downward in subsequent quarters to 33% due to the increased utilization of domestic export sales corporation benefits and certain research and development tax credits.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents, and marketable securities balance decreased $93.4 million in the first six months of 1997. Contributing to the decrease in cash, cash equivalents, and marketable securities was cash flow used in operations of $36.8 million, the expenditure of $40.3 million to fund additions to property, plant and equipment, the use of $45.7 million to acquire
1.4 million shares of the Company's common stock, and the use of $1.3 million for principal debt payments. The Company generated cash of $30.8 million from the sale of stock to employees under the Company's stock option and stock purchase plans in the first six months of 1997.

     Accounts receivable as a percentage of annualized quarterly revenues increased from 18.5% at December 31, 1996, to 21.7% at June 29, 1997, due to unusually high shipments in the last month of the second quarter of 1997. Inventories as a percentage of annualized quarterly revenues increased from 14.4% at December 31, 1996, to 16.0% at June 29, 1997, as the Company expanded material purchases to support the shipment of new products. Property, plant and equipment expenditures relate primarily to the expansion of production capacity to accommodate higher volumes and the introduction of new products.

     The Company believes its cash, cash equivalents and marketable securities balance of $338.1 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements over the next twelve months.


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

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; potential retrofit costs; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. In particular, the Company has introduced a significant number of new, complex test systems in 1996 and 1997, and there can be no assurance that the Company will not experience delays in shipment of such products or that such products will achieve customer acceptance. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.


Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of the Company was held May 15, 1997 The following were elected as Directors:

                                                          Total Vote                           Total Vote Withheld
Nominee                                                For Each Nominee                          For Each Nominee
-------                                                ----------------                          ----------------

Albert Carnesale                                          72,637,180                                 254,199
George W. Chamillard                                      72,635,861                                 255,518
Dwight H. Hibbard                                         72,609,481                                 281,898
James A. Prestridge                                       72,625,795                                 265,584

The Term of office for the following directors continued after the meeting: Alexander V. d'Arbeloff, Owen W. Robbins, James W.
Bagley, Daniel S. Gregory, John P. Mulroney,  Richard J. Testa, and Patricia S. Wolpert. Edwin L. Artzt resigned from the Board of
Directors effective May 15, 1997.

In addition, the following proposals were approved:

(A) an amendment to the Registrant's Restated Articles of Organization, to increase the amount of the Registrant's authorized Common Stock, par value $0.125 per share, from 125,000,000 to 250,000,000, was approved, with 63,652,370 shares voting in favor, 7,683,480 shares voting against, and 116,968 shares abstaining.

(B) to approve the adoption of the 1996 Non-Employee Director Stock Option Plan, with 50,945,233 shares voting in favor, 21,757,731 shares voting against, and 188,415 shares abstaining.

(C) to ratify the selection of the firm Coopers & Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1997, with 72,739,039 shares voting in favor, 69,913 shares voting against, and 82,427 shares abstaining.




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

                                                                        TERADYNE, INC.
                                                                   ------------------------
                                                                          Registrant

                                                                     JEFFREY R. HOTCHKISS
                                                                   ------------------------
                                                                     Jeffrey R. Hotchkiss
                                                                      Vice President and
                                                                   Chief Financial Officer

                                                                       August 13, 1997