Form 10-Q
period 1997-09-28
TERADYNE INC
filed 1997-11-12
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   ----------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 1997

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of shares outstanding of the registrant's only class of Common Stock as of October 24, 1997 was 83,424,984 shares.


                                 TERADYNE, INC.
                                      INDEX




                                                                                                        Page No.
                                                                                                        --------

                                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              September 28, 1997 and December 31, 1996......................................................3

         Condensed Consolidated Statements of Income -
              Three and Nine Months Ended September 28, 1997 and September 29, 1996.........................4

         Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 28, 1997 and September 29, 1996...................................5

         Notes to Condensed Consolidated Financial Statements...............................................6

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................7-9




                                                           TERADYNE, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                           ASSETS
                                                                                 September 28, 1997      December 31, 1996
                                                                                 ------------------      -----------------
                                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents.................................................... $      85,981             $    201,452
   Marketable securities........................................................        82,459                   48,266
   Accounts receivable..........................................................       257,222                  178,430
   Inventories:
         Parts..................................................................       136,092                   91,792
         Assemblies in process..................................................        87,323                   47,162
                                                                                 -------------             ------------
                                                                                       223,415                  138,954
   Deferred tax assets..........................................................        32,340                   32,340
   Prepayments and other current assets.........................................        15,450                   17,666
                                                                                 -------------             ------------
         Total current assets...................................................       696,867                  617,108
Property, plant, and equipment, at cost:........................................       637,280                  563,585
      Less: Accumulated depreciation............................................      (336,231)                (290,088)
                                                                                 -------------             ------------
         Net property, plant, and equipment.....................................       301,049                  273,497
Long-term marketable securities.................................................       151,919                  181,776
Other assets....................................................................        24,543                   24,435
                                                                                 -------------             ------------
         Total assets........................................................... $   1,174,378             $  1,096,816
                                                                                 =============             ============

                                           LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       7,057            $       7,316
   Current portion of long-term debt............................................         1,795                    1,778
   Accounts payable.............................................................        45,208                   34,482
   Accrued employees' compensation and withholdings.............................        71,521                   58,696
   Unearned service revenue and customer advances...............................        46,257                   62,771
   Other accrued liabilities....................................................        52,333                   53,537
   Income taxes payable.........................................................         6,856                    6,677
                                                                                 -------------             ------------
         Total current liabilities..............................................       231,027                  225,257
Deferred tax liabilities........................................................        13,843                   13,898
Long-term debt..................................................................        13,784                   15,650
                                                                                 -------------             ------------
         Total liabilities......................................................       258,654                  254,805
                                                                                 -------------             ------------

                                                        SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   83,793 and 82,480 shares issued and outstanding after deduction of reacquired
   shares in 1997 and 1996, respectively........................................        10,473                   10,310
Additional paid-in capital......................................................       347,767                  355,576
Retained earnings...............................................................       557,484                  476,125
                                                                                 -------------             ------------
         Total shareholders' equity.............................................       915,724                  842,011
                                                                                 -------------             ------------
         Total liabilities and shareholders' equity............................. $   1,174,378             $  1,096,816
                                                                                 =============             ============










The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 are an integral part of the condensed consolidated financial statements.



                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                       For the Three Months Ended               For the Nine Months Ended
                                                       --------------------------               -------------------------

                                                                  (In thousands, except per share amounts)

                                                  September 28, 1997    September 29, 1996  September 28, 1997 September 29, 1996
                                                  ------------------    ------------------  ------------------ ------------------



Net sales...................................           $336,747             $261,671             $874,590          $930,328

Expenses:
     Cost of sales..........................            190,651              163,747              508,234           565,102
     Engineering and development............             41,663               35,022              117,606           110,188
     Selling and administrative.............             51,685               41,535              139,917           131,020
                                                         ------               ------              -------           -------

                                                        283,999              240,304              765,757           806,310
                                                        -------              -------              -------           -------


Income from operations......................             52,748               21,367              108,833           124,018

Other income (expense):
    Interest income.........................              5,198                5,089               16,097            13,010
    Interest expense........................               (553)                (513)              (1,659)           (1,765)
                                                           ----                 ----               ------            ------


Income before income taxes..................             57,393               25,943              123,271           135,263

Provision for income taxes..................             18,196                6,374               41,912            44,637
                                                         ------                -----               ------            ------



Net income..................................             $39,197             $19,569              $81,359           $90,626
                                                         =======             =======              =======           =======



Net income per common share.................              $0.45                $0.23               $ 0.94             $1.07
                                                          =====                =====               ======             =====


Shares used in calculations of
    net income per common share.............             86,944               84,948               86,346            84,973
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

                                       4



                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                     -------------------------
                                                                          September 28, 1997       September 29, 1996
                                                                          ------------------       ------------------
                                                                                         (In thousands)
Cash flows from operating activities:
     Net income........................................................            $81,359                 $90,626
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................             43,083                  36,875
        Amortization...................................................                940                     677
        Deferred income taxes .........................................               (55)                 (2,453)
        Product line consolidation.....................................                                     34,100
        Other non-cash items, net......................................              1,082                   (242)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................           (78,792)                  63,277
             Inventories...............................................           (82,509)                   1,449
             Other assets..............................................              1,168                   (435)
             Accounts payable and accruals.............................              5,833                (13,108)
             Income taxes payable......................................             24,642                (11,622)
                                                                                    ------                -------

                 Net cash provided (used) by operating activities......            (3,249)                 199,144
                                                                                   ------                  -------

Cash flows from investing activities:
     Additions to property, plant and equipment........................           (62,761)                (48,861)
     Increase in equipment manufactured by the Company.................           (11,067)                (10,257)
     Purchases of available-for-sale marketable securities.............          (139,429)
     Maturities of available-for-sale marketable securities............            101,405
     Purchases of held-to-maturity marketable securities...............          (111,033)               (215,198)
     Maturities of held-to-maturity marketable securities..............            144,721                 187,619
                                                                                   -------                 -------

                 Net cash used in investing activities.................           (78,164)                (86,697)
                                                                                  -------                 -------

Cash flows from financing activities:
     Payments of long term debt........................................            (1,948)                 (2,997)
     Acquisition of treasury stock.....................................           (73,603)                 (9,766)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................             41,493                   9,710
                                                                                    ------                   -----

                 Net cash flows used in financing activities...........           (34,058)                 (3,053)
                                                                                  -------                  ------

Increase (decrease) in cash and cash equivalents.......................          (115,471)                 109,394
Cash and cash equivalents at beginning of period.......................            201,452                 182,165
                                                                                   -------                 -------

Cash and cash equivalents at end of period.............................            $85,981                $291,559


Supplementary disclosure of cash flow  information:  Cash paid during the period for:
               Interest................................................             $1,733                  $1,832
               Income taxes............................................             20,894                  59,395








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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations





            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME




                                                        For the Three Months Ended              For the Nine Months Ended
                                                        --------------------------              -------------------------
                                                 September 28, 1997  September 29, 1996   September 28, 1997  September 29, 1996
                                                 ------------------  ------------------   ------------------  ------------------
                                                                                   (In thousands)


Net sales......................................         $336,747         $261,671                 $874,590         $930,328
                                                        ========         ========                 ========         ========

Net income.....................................          $39,197          $19,569                  $81,359          $90,626
                                                         =======          =======                  =======          =======

Percentage of net sales:
     Net sales.................................             100%             100%                     100%              100%
     Expenses:
          Cost of products sold                              57               63                       58                57
          Product line consolidation                          0                0                        0                 3
                                                              -                -                        -                 -

               Cost of sales...................              57               63                       58                60
                                                             --               --                       --                --

          Engineering and development..........              12               13                       14                12
          Selling and administrative...........              15               16                       16                14
          Interest, net........................              (1)              (2)                      (2)               (1)
                                                             --               --                       --                --

                                                             83               90                       86                85
                                                             --               --                       --                --

     Income before income taxes................              17               10                       14                15
     Provision for income taxes................               5                2                        5                 5
                                                              -                -                        -                 -

     Net income................................              12%               8%                       9%               10%
                                                             ==                =                        =                ==

Provision for income taxes as a percentage
     of income before income taxes.............              32%              25%                      34%               33%
                                                             ==               ==                       ==                ==

Results of Operations
---------------------

     Sales of $336.7 million in the third quarter of 1997 were $75.0 million or 29% above those of the third quarter of 1996. The period to period increase in sales was primarily due to an increase in shipments of semiconductor test systems. Sales increased 16% in the third quarter of 1997 over the second quarter of 1997 as incoming orders of semiconductor test systems increased for the fourth consecutive quarter. As a result of the increase in sales in the third quarter of 1997 compared to 1996, income before income taxes increased $31.5 million to $57.4 million. For the first nine months of 1997, income before income taxes (excluding the effect of a pre-tax nonrecurring product line consolidation charge of $34.1 million taken in the second quarter of 1996) decreased $46.1 million to $123.3 million.



     Incoming orders were $461.0 million in the third quarter of 1997 compared to $215.2 million in the third quarter of 1996. The increase in incoming orders was led by a 286% increase in semiconductor test systems orders. The Company's backlog was $796.1 million at the end of the third quarter of 1997 compared with $454.3 million at the end of third quarter of 1996.

     Cost of products sold as a percentage of sales decreased from 63% of sales in the third quarter of 1996 to 57% of sales in the third quarter of 1997 as sales volume increased and certain overhead components of cost of products sold remained fixed. Cost of products sold as a percentage of sales (excluding the product line consolidation charge), increased from 57% in the first nine months of 1996 to 58% in the first nine months of 1997. Included in cost of sales in the first nine months of 1996 is a $34.1 million charge in connection with the consolidation of the VLSI product lines of Megatest and Teradyne.

     Engineering and development expenses, as a percentage of sales, decreased from 13% in the third quarter of 1996 to 12% in the third quarter of 1997. Selling and administrative expenses, as a percentage of sales, decreased from 16% in the third quarter of 1996 to 15% in the third quarter of 1997. Engineering and development and selling and administrative spending increased $6.7 million and $10.2 million, respectively, in the third quarter of 1997 over the same period in 1996. These spending increases were at rates of increase below the third quarter year over year sales increase and were primarily related to the development and introduction of new semiconductor test systems products.

     Engineering and development expenses, as a percentage of sales, increased from 12% for the first nine months of 1996 to 14% for the first nine months of 1997. Selling and administrative expenses, as a percentage of sales, increased from 14% for the first nine months of 1996 to 16% for the first nine months of 1997. These percentage of sales increases in the first nine months of 1997 over the year earlier period resulted from increased spending on development and introduction of new semiconductor test systems products coupled with a sales decrease.

     Interest income in the third quarter of 1997 was flat compared to the third quarter of 1996. Interest income for the nine months of 1997 increased $3.1 million to $16.1 million over the year-earlier period due to an increase in the Company's average invested balances and interest yields.

     The Company's effective income tax rate was 34% in the first nine months of 1997 (which is the current estimate for the fiscal year) compared to 33% for fiscal 1996. The increase in the 1997 fiscal rate is due to an in-process technology charge related to the acquisition of Softbridge, Inc., taken in the second quarter of 1997, which is non-deductible for income tax purposes.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents, and marketable securities balance decreased $111.1 million in the first nine months of 1997. Contributing to the decrease in cash, cash equivalents, and marketable securities was cash flow used in operations of $3.2 million, the expenditure of $73.9 million to fund additions to property, plant and equipment, the use of $73.6 million to acquire
2.0 million shares of the Company's common stock, and the use of $1.9 million for principal debt payments. The Company generated cash of $41.5 million from the sale of stock to employees under the Company's stock option and stock purchase plans in the first nine months of 1997.

     Inventories as a percentage of annualized quarterly revenues increased from 14.4% at December 31, 1996, to 16.6% at September 28, 1997, as the Company expanded material purchases to support the shipment of new products. Property, plant and equipment expenditures relate primarily to the expansion of production capacity to accommodate higher volumes and the introduction of new products.

     The Company believes its cash, cash equivalents and marketable securities balance of $320.4 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements over the next twelve months.




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

                                                                      November 12, 1997