Form 10-K
period 1997-12-31
TERADYNE INC
filed 1998-03-30
CIK 97210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-6462
                            ------------------------
                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                               04-2272148
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

      321 HARRISON AVENUE, BOSTON,
               MASSACHUSETTS                                 02118
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code:  (617) 482-2700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class             Name of each exchange on which registered
           -------------------             -----------------------------------------
     Common Stock, par value $0.125                 New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 1998 was $3.7 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 20, 1998 was 83,968,395 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1998 annual meeting of shareholders are incorporated by reference into Part III.

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a manufacturer of electronic test systems and backplane connection systems used in the electronics and telecommunications industries. For financial information concerning these two industry segments, see "Note N:
Industry Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

     Statements in this Annual Report on Form 10-K which are not historical facts, so called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results."

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

     Electronic test systems produced by the Company include: (i) test systems for a wide variety of semiconductors, including logic, memory, and mixed signal integrated circuits ("semiconductor test systems"), (ii) test systems for circuit boards and other assemblies ("circuit-board test systems"), (iii) test systems for telephone lines and networks ("telecommunications test systems"), and (iv) software test programs for communications networks, computerized telecommunications systems, and other software products ("software test"). Semiconductor test systems accounted for 67% of consolidated net sales in 1997, 64% in 1996, and 69% in 1995. Circuit-board test systems accounted for 9% of consolidated net sales in 1997, 13% in 1996, and 11% in 1995. Telecommunications test systems accounted for 5% of consolidated net sales in 1997 and 7% in 1996 and 1995. Software test accounted for 2% of consolidated net sales in 1997 and 1% in 1996.

     The Company's systems are extremely complex and require extensive support both by the customer and by the Company. Prices for the Company's systems can reach $5 million or more.

BACKPLANE CONNECTION SYSTEMS

     The Company also manufactures backplane connection systems, principally for the computer, communications, and military/aerospace industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplane connection systems accounted for 17% of consolidated net sales in 1997, 15% in 1996, and 13% in 1995.

                              MARKETING AND SALES

MARKETS

     The Company sells its products across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. No single customer accounted for 10% or more of consolidated net sales in 1997. In 1997, the Company's three largest customers accounted for 26% of consolidated net sales.

     Direct sales to United States government agencies accounted for less than 2% of consolidated net sales in 1997, 1996, and 1995. Sales are also made within each of the Company's segments to customers who are government contractors. Approximately 11% of backplane connection systems sales and less than 2% of electronic test systems sales fell into this category during 1997.

     The Company's customers outside the United States are located primarily in Europe, the Asia Pacific region, and Japan. The Company sells in these areas both directly and through non U.S. sales subsidiaries. Substantially all of the Company's manufacturing activities are conducted in the United States.

     Sales to customers outside the United States accounted for 51% of consolidated net sales in 1997, 54% in 1996, and 52% in 1995. Sales of products and services from locations outside the United States accounted for less than 10% of consolidated net sales in all periods presented. Identifiable assets of the Company's non U.S. locations, consisting principally of operating assets used in support of domestic export sales, were approximately $129.4 million at December 31, 1997, $130.3 million at December 31, 1996, and $125.2 million at December 31, 1995. Of these identifiable assets at December 31, 1997, $69.2 million were in Europe, $50.1 million were in Japan, and $10.1 million were in the Asia Pacific region.

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

COMPETITION

     The Company faces substantial competition throughout the world, primarily from electronic test systems manufacturers located in the United States, Europe, and Japan, as well as internal suppliers at several of the Company's customers. Some of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of existing products.

                                    BACKLOG

     On December 31, 1997, the Company's backlog of unfilled orders for electronic test systems and backplane connection systems was approximately $772.5 million and $90.0 million, respectively, compared with $433.9 million and $82.5 million, respectively, on December 31, 1996. Of the backlog at December 31, 1997, approximately 88% of the electronic test systems backlog, and approximately 86% of the backplane connection systems backlog are expected to be delivered in 1998. The electronic test systems backlog at December 31, 1997 includes $20.3 million of United States government orders for M900 VXI Digital Test subsystems for the U.S. Navy's Consolidated Automated Support System (CASS) which are unfunded. The unfunded orders are for shipments scheduled to be delivered in 1999. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal factors related to the backlog.

                                 RAW MATERIALS

     The Company's products require a wide variety of electronic and mechanical components. The Company can experience occasional delays in obtaining timely delivery of certain items. Additionally, the Company could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Any prolonged inability of the Company to obtain adequate yields or deliveries, or any other circumstances that would require the Company to seek alternative sources of supply could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                                   EMPLOYEES

     As of December 31, 1997, the Company employed approximately 6,300 people. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

                     ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $162.5 million in 1997, $143.9 million in 1996, and $123.5 million in 1995. These expenditures amounted to approximately 13% of consolidated net sales in 1997, 12% in 1996, and 10% in 1995.

                             ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These include laws such as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act of 1986, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act of 1976, and the Hazardous and Solid Waste Amendments of 1984. In the opinion of management, the costs associated with complying with these laws and regulations have not had and are currently not expected to have a material adverse effect upon the financial position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of the Company and certain other information relating to their positions held with the Company and other business experience. Executive officers of the Company do not have a specific term of office but rather serve at the discretion of the Board of Directors.

                                                                    BUSINESS EXPERIENCE FOR THE
    EXECUTIVE OFFICER        AGE             POSITION                       PAST 5 YEARS
    -----------------        ---             --------               ---------------------------
Alexander V. d'Arbeloff...    70      Chairman of the Board       Chairman of the Board of the
                                                                  Company since 1977; Chief
                                                                  Executive Officer from 1996 to
                                                                  1997; President of the Company
                                                                  from 1971 to 1996; Director of
                                                                  the Company since 1960.

George W. Chamillard......    59    President, Chief Executive    President and Chief Executive
                                    Officer, and Member of the    Officer beginning in 1997;
                                              Board               Director of the Company since
                                                                  1996; President and Chief
                                                                  Operating Officer from 1996 to
                                                                  1997; Executive Vice President
                                                                  of the Company from 1994 to
                                                                  1996; Vice President of the
                                                                  Company from 1981 to 1993.

Jeffrey R. Hotchkiss......    50     Vice President and Chief     Chief Financial Officer
                                        Financial Officer         beginning in 1997; Vice
                                                                  President of the Company since
                                                                  1990.

Michael A. Bradley........    49          Vice President          Vice President of the Company
                                                                  since 1992.

John M. Casey.............    49          Vice President          Vice President of the Company
                                                                  since 1990.

Ronald J. Dias............    54          Vice President          Vice President of the Company
                                                                  since 1988.

Donald J. Hamman..........    46            Controller            Controller of the Company since
                                                                  1994; Director of Corporate
                                                                  Accounting from 1986 to 1994.

John P. McCabe............    53          Vice President          Vice President of the Company
                                                                  since 1994; Controller of the
                                                                  Company from 1975 to 1994.

Stuart M. Osattin.........    52   Vice President and Treasurer   Vice President of the Company
                                                                  since 1994; Treasurer of the
                                                                  Company since 1980.

Edward Rogas, Jr..........    57          Vice President          Vice President of the Company
                                                                  since 1984.

David L. Sulman...........    54          Vice President          Vice President of the Company
                                                                  since 1994; Division General
                                                                  Manager since 1993.

Jack A. VanWoerkom........    44    Vice President and General    Vice President and General
                                             Counsel              Counsel of the Company beginning
                                                                  in 1998; Chief Legal Counsel and
                                                                  Vice President Development of a
                                                                  privately owned company from
                                                                  1994 to 1997; Vice Chairman and
                                                                  General Counsel of a real estate
                                                                  investment firm from 1985 to
                                                                  1993.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

                                                                           APPROXIMATE
                                                              PROPERTY    SQUARE FEET OF
                          LOCATION                            INTEREST     FLOOR SPACE
                          --------                            --------    --------------
ELECTRONIC TEST SYSTEMS INDUSTRY SEGMENT:
     Boston, Massachusetts..................................    Own          492,000
     Boston, Massachusetts..................................   Lease          67,000
     Agoura Hills, California...............................    Own          572,000
     Deerfield, Illinois....................................    Own           63,000
     Walnut Creek, California...............................   Lease          69,000
     Kumamoto, Japan........................................    Own           28,000
     San Jose, California...................................    Own          120,000
BACKPLANE CONNECTION SYSTEMS INDUSTRY SEGMENT:
     Nashua, New Hampshire..................................    Own          430,000
     Plano, Texas...........................................   Lease          18,000
     Dublin, Ireland........................................   Lease          46,000

Included in the Agoura Hills property above is 212,000 square feet that the Company is preparing for occupancy. In addition, 273,000 square feet of floor space is under construction in North Reading, Massachusetts. The Company expects to occupy the Agora Hills facility in 1998 and the North Reading facility in 1999.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange.

                               PERIOD                            HIGH      LOW
                               ------                            ----      ---
1997    First Quarter........................................    $32 7/8   $23 5/8
        Second Quarter.......................................     44 3/4    27
        Third Quarter........................................     58 1/2    40 1/8
        Fourth Quarter.......................................     59 3/16   27 1/4

1996    First Quarter........................................    $27 7/8   $16 3/8
        Second Quarter.......................................     22 1/2    16
        Third Quarter........................................     18 1/2    11 1/8
        Fourth Quarter.......................................     26 1/4    15 1/2

     The number of record holders of the Company's Common Stock at February 20, 1998 was 3,118.

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

ITEM 6:  SELECTED FINANCIAL DATA

                                                       YEARS ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         1997         1996         1995        1994       1993
                                         ----         ----         ----        ----       ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...........................  $1,266,274   $1,171,615   $1,191,022    777,731   $633,139
                                      ==========   ==========   ==========   ========   ========
Income from continuing operations...  $  127,608   $   93,574   $  159,284     76,390   $ 41,202
                                      ==========   ==========   ==========   ========   ========
Income from continuing operations
  per common share -- basic.........  $     1.53   $     1.12   $     1.95       0.98   $   0.56
                                      ==========   ==========   ==========   ========   ========
Income from continuing operations
  per common share -- diluted.......  $     1.48   $     1.10   $     1.89       0.95   $   0.54
                                      ==========   ==========   ==========   ========   ========
Total assets........................  $1,251,674   $1,096,816   $1,023,831    759,480   $621,607
                                      ==========   ==========   ==========   ========   ========
Long-term obligations...............  $   13,141   $   15,650   $   18,679      9,111   $  9,942
                                      ==========   ==========   ==========   ========   ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1997         1996         1995
                                                              ----         ----         ----
                                                                  (DOLLARS IN THOUSANDS)
Net sales................................................  $1,266,274   $1,171,615   $1,191,022
                                                           ==========   ==========   ==========
Net income...............................................  $  127,608   $   93,574   $  159,284
                                                           ==========   ==========   ==========
Increase (decrease) in net sales from preceding year:
     Amount..............................................  $   94,659      (19,407)  $  413,291
                                                           ==========   ==========   ==========
     Percentage..........................................          8%         (2)%          53%
                                                           ==========   ==========   ==========
Increase (decrease) in net income from preceding year....  $   34,034   $  (65,710)  $   82,894
                                                           ==========   ==========   ==========
Percentage of net sales:
     Net sales...........................................        100%         100%         100%
Expenses:
     Cost of sales.......................................          58           62           54
     Engineering and development.........................          13           12           10
     Selling and administrative..........................          15           15           15
                                                           ----------   ----------   ----------
                                                                   86           89           79
Other income (expense):
     Merger expenses.....................................                                    (1)
     Net interest income.................................           1            1            1
                                                           ----------   ----------   ----------
     Income before income taxes..........................          15           12           21
     Provision for income taxes..........................           5            4            8
                                                           ----------   ----------   ----------
Net income...............................................         10%           8%          13%
                                                           ==========   ==========   ==========

RESULTS OF OPERATIONS:

  1997 compared to 1996

     In 1997, sales increased 8% to a record level of $1,266.3 million from $1,171.6 million in 1996. The year to year increase in sales was primarily due to a 12% increase in shipments of semiconductor test systems. Semiconductor test systems sales increased due to an increase in orders from semiconductor device manufacturers for capacity expansion following reduced demand in 1996. Sales of backplane connection systems grew 23% as a result of growth in demand from networking, data storage and other high technology customers. Sales of software test systems, while 2% of total sales, were up 180% over 1996 and included the results of two new acquisitions in 1997 -- Softbridge, Inc. and RSW, Inc. Offsetting these increases, sales of telecommunications test systems and circuit board test systems decreased 18% and 23%, respectively, in 1997. Net income increased from $93.6 million in 1996 to $127.6 million in 1997. Excluding the effect of pre-tax nonrecurring charges of $5.0 million ($3.2 million after taxes) in 1997 and $48.9 million ($32.0 million after taxes) in 1996, comparative net income increased $5.2 million from $125.6 million in 1996 to $130.8 million.

     Incoming orders increased 54%, from $1,045.1 million in 1996 to $1,612.4 million in 1997. The increase in incoming orders was led by a 78% increase in semiconductor test systems orders including significant orders for several new products introduced by the Company in the fourth quarter of 1996. As a result of the increase in orders, the Company's backlog grew 67% in 1997, finishing the year at $862.5 million.

     Cost of sales, as a percentage of sales, decreased from 62% in 1996 to 58% in 1997. Cost of sales in 1996 included a $34.1 million nonrecurring charge in connection with the consolidation of the VLSI product lines of Megatest and Teradyne. Excluding the product line consolidation charge, cost of sales, as a percentage of 1996 sales, was 59%. The remaining decrease in cost of sales percentage was the result of increased utilization of the fixed and semi-variable components of the Company's overhead structure.

     Engineering and development expenses increased from 12% of sales in 1996 to 13% of sales in 1997, an increase of $18.6 million. The expense increases were primarily due to increased investment in new product development of semiconductor and software test systems.

     Selling and administrative expenses were 15% of sales in both 1996 and 1997. Expenses in 1996 included a one time charge of $10.8 million for salary continuation and enhanced medical and pension benefits associated with an early retirement program and other workforce reductions. Excluding this non-recurring charge selling and administration increased from 14% of sales in 1996 to 15% in 1997. The increase was primarily related to the introduction and marketing of new semiconductor test system products.

     The Company's effective tax rate was 34% in 1997 compared with 33% in 1996. The Company utilized export sales corporation benefits and certain research and development tax credits in 1997 and 1996 to operate below the U. S. statutory rate of 35%.

  1996 compared to 1995

     In 1996, sales declined 2% to $1,171. 6 million from $1,191.0 million reached after 53% sales growth in 1995. The decrease was primarily in the semiconductor test systems product lines, which fell 8% as a result of a reduction in orders from semiconductor device manufacturers. Sales of telecommunications test systems also declined by 4% with the completion of the line-test equipment installation at Deutsche Telekom in Germany. Sales increased in the other two major product lines of the Company: circuit-board test systems grew by 19% driven by fulfilling government contracts and increased sales to commercial customers; and backplane connection systems grew by 15% with strong demand from the high technology commercial customer base. Net income decreased from $159.3 million in 1995 to $93.6 million in 1996. Excluding the effect of pre-tax nonrecurring charges of $48.9 million ($32.0 million after taxes) in 1996 and $5.6 million ($5.6 million after taxes) in 1995, comparative net income decreased by $39.3 million from $164.9 million to $125.6 million.

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

     Cost of sales, as a percentage of sales, increased from 54% in 1995 to 62% in 1996. The 1996 cost of sales included $34.1 million in one time charges resulting from the Company's decision to accelerate the consolidation of the VLSI product lines of Megatest and Teradyne. Excluding the product line consolidation charge, cost of sales, as a percentage of 1996 sales, was 59%. The remaining increase in cost of sales percentage was the result of the relationship of fixed manufacturing costs and the costs associated with new product introductions to the lower level of sales. In addition, there was an unfavorable change in mix as a greater percentage of total Company sales was backplane connection systems and circuit-board test systems, whose product margins are generally lower than semiconductor test systems.

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

     The Company's effective tax rate was 33% in 1996 compared with 36% in 1995. The Company utilized export sales corporation benefits and certain research and development tax credits in 1996 to operate below the

U. S. statutory rate of 35%. In 1995, the effective rate was above the U. S. statutory rate as certain merger expenses were nondeductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities balance decreased $181.6 million in 1997, to $249.9 million. Cash generated from operations decreased to $13.5 million in 1997 from $250.8 million in 1996, principally due to increases in accounts receivable and inventory. Accounts receivable increased $122.5 million in 1997 primarily as a result of a $150.4 million increase in sales in the fourth quarter of 1997 compared to the fourth quarter of 1996. Inventories increased $133.4 million in 1997 in order to support the Company's backlog commitment, which increased $346.1 million in 1997. Backlog at the end of 1997 includes a substantial number of the Company's new products, which require longer manufacturing and test cycle times during production ramp up. Cash was used to fund additions to property, plant and equipment of $132.1 million in 1997 and $75.2 million in 1996. Property, plant and equipment expenditures relate primarily to the expansion of production capacity.

     In 1996, the Company's Board of Directors authorized the repurchase of 5.0 million shares of the Company's stock on the open market. The Company purchased
2.6 million shares for $104.5 million in 1997 and 1.4 million shares for $29.8 million in 1996 under the buyback program. Cash of $44.1 million in 1997 and $13.5 million in 1996 was generated from the sale of stock to employees under the Company's stock option and stock purchase plans.

     The Company believes its cash, cash equivalents, and marketable securities balance of $249.9 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1998.

     Inflation has not had a significant long-term impact on earnings. If there were inflation, the Company's efforts to cover cost increases with price increases could be frustrated in the short-term by its relatively high backlog.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is the change in equity of an entity during a period from transactions and other events from non-owner sources, such as the cumulative effects from changes in accounting principles and changes in equity due to fluctuating currency and investments. This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1998. Reclassification for earlier periods is required for comparative purposes. Management does not expect the statement to have a material impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and supercedes SOP 91-1, "Software Revenue Recognition." SOP 97-2 is effective for transactions entered into beginning in 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 1: Business" relating to the Company's delivery time of unfilled orders, and in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditure, may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors will also be subject to similar fluctuations. The most recent downturn, which occurred in 1996, contributed to a 37% decline in semiconductor test system orders. There can be no assurance that any future increase in semiconductor test systems bookings for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition and operating results.

     Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights. From time to time the Company is notified that it may be in violation of patents held by others. Any invalidation of the Company's intellectual property rights or assertions of patent infringement against the Company which are ultimately successful, could have a material adverse effect on the Company. Lengthy and expensive defense of the Company's rights to technology used in its products could adversely affect the Company's operating results.

     The development of new technologies, commercialization of those technologies into product, and market acceptance and customer demand for those products is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including new product selection, development of competitive products by competitors, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and product performance at customer locations.

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

     The Company derives a significant portion of its total revenue from customers outside the United States. International sales are subject to significant risks, including unexpected changes in legal and regulatory requirements and policy changes affecting the Company's markets, changes in tariffs, exchange rates and other barriers, political and economic instability, difficulties in accounts receivable collection, difficulties in managing distributors and representatives, difficulties in staffing and managing international operations, difficulties in protecting the Company's intellectual property and potentially adverse tax consequences.

     In the recent past there has been significant economic instability in several countries in Asia. Continued economic instability would increase the likelihood of either a direct or indirect adverse impact on the Company's future results.

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including: competitive pressures on selling prices; the timing and cancellation of customer orders; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; introduction of products and technologies by the Company's competitors; market acceptance of the Company's and its competitors' products; fulfilling backlog on a timely basis; reliance on sole source suppliers; potential retrofit costs; the level of orders received which can be shipped in a quarter; and the timing of investments in engineering and development. In particular, the Company has introduced a significant number of new, complex test systems in 1996 and 1997, and there can be no assurance that the Company will not experience delays in shipment of such products or that such products will achieve customer acceptance. As a result of the foregoing and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of its computer products and software sold to customers for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
TERADYNE, INC.:

     We have audited the consolidated balance sheets of Teradyne, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                            Coopers & Lybrand L.L.P.

Boston, Massachusetts
January 16, 1998

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                                 1997          1996
                                                                 ----          ----
                                                                   (IN THOUSANDS)
Current assets:
     Cash and cash equivalents..............................  $   74,668    $  201,452
     Marketable securities..................................      18,693        48,266
     Accounts receivable, less allowance for doubtful
      accounts of $1,938 in 1997 and $1,936 in 1996.........     300,933       178,430
     Inventories:
          Parts.............................................     168,385        91,792
          Assemblies in process.............................     103,972        47,162
                                                              ----------    ----------
                                                                 272,357       138,954
     Deferred tax assets....................................      40,530        32,340
     Prepayments and other current assets...................      19,902        17,666
                                                              ----------    ----------
          Total current assets..............................     727,083       617,108
Property, plant, and equipment:
     Land...................................................      35,515        22,823
     Buildings and improvements.............................     150,938       133,809
     Machinery and equipment................................     480,887       393,790
     Construction in progress...............................      25,492        13,163
                                                              ----------    ----------
          Total.............................................     692,832       563,585
     Less: Accumulated depreciation.........................    (349,707)     (290,088)
                                                              ----------    ----------
          Net property, plant, and equipment................     343,125       273,497
Marketable securities.......................................     156,574       181,776
Other assets................................................      24,892        24,435
                                                              ----------    ----------
          Total assets......................................  $1,251,674    $1,096,816
                                                              ==========    ==========
                                     LIABILITIES
Current liabilities:
     Notes payable -- banks.................................  $    6,632    $    7,316
     Current portion of long-term debt......................       1,807         1,778
     Accounts payable.......................................      58,685        34,482
     Accrued employees' compensation and withholdings.......      77,299        58,696
     Unearned service revenue and customer advances.........      49,122        62,771
     Other accrued liabilities..............................      65,642        53,537
     Income taxes payable...................................      18,786         6,677
                                                              ----------    ----------
          Total current liabilities.........................     277,973       225,257
Deferred tax liabilities....................................      23,429        13,898
Long-term debt..............................................      13,141        15,650
Commitments (Note F)
                                                              ----------    ----------
          Total liabilities.................................     314,543       254,805
                                                              ----------    ----------
                                 SHAREHOLDERS' EQUITY

Common stock: $0.125 par value, 250,000 shares authorized,
  83,303 and 82,480 issued and outstanding in 1997 and 1996,
  respectively..............................................      10,413        10,310
Additional paid-in capital..................................     322,985       355,576
Retained earnings...........................................     603,733       476,125
                                                              ----------    ----------
          Total shareholders' equity........................     937,131       842,011
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,251,674    $1,096,816
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                            ----          ----          ----
                                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                                        AMOUNTS)
Net sales..............................................  $1,266,274    $1,171,615    $1,191,022
Expenses:
     Cost of sales.....................................     734,370       724,624       646,382
     Engineering and development.......................     162,500       143,931       123,487
     Selling and administrative........................     194,103       180,265       176,797
                                                         ----------    ----------    ----------
                                                          1,090,973     1,048,820       946,666
                                                         ----------    ----------    ----------
Income from operations.................................     175,301       122,795       244,356
Other income (expense):
     Merger expenses...................................                                  (5,600)
     Interest income...................................      20,289        19,295        14,209
     Interest expense..................................      (2,245)       (2,427)       (3,040)
                                                         ----------    ----------    ----------
Income before income taxes.............................     193,345       139,663       249,925
Provision for income taxes.............................      65,737        46,089        90,641
                                                         ----------    ----------    ----------
Net income.............................................  $  127,608    $   93,574    $  159,284
                                                         ==========    ==========    ==========
Net income per common share -- basic...................  $     1.53    $     1.12    $     1.95
                                                         ==========    ==========    ==========
Net income per common share -- diluted.................  $     1.48    $     1.10    $     1.89
                                                         ==========    ==========    ==========
Shares used in net income per common share -- basic....      83,434        83,262        81,629
                                                         ==========    ==========    ==========
Shares used in net income per common share --
  diluted..............................................      86,319        85,060        84,253
                                                         ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1997         1996         1995
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $ 127,608    $  93,574    $ 159,284
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................     57,983       49,577       41,807
     Amortization.......................................      1,168        1,326        1,339
     Product line consolidation.........................                  34,100
     Workforce reduction provision......................                  10,810
     Deferred income tax provision (credit).............      1,341      (14,607)       3,920
     Other non-cash items, net..........................      1,377         (260)       4,881
     Changes in operating assets and liabilities:
       Accounts receivable..............................   (122,503)      74,990     (114,708)
       Inventories......................................   (131,014)      20,584      (57,111)
       Other assets.....................................     (3,861)      (4,117)     (18,567)
       Accounts payable and accruals....................     41,261      (10,638)      60,361
       Income taxes payable.............................     40,092       (4,515)      34,334
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....     13,452      250,824      115,540
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant, and equipment...........   (106,436)     (59,494)     (79,197)
  Increase in equipment manufactured by the Company.....    (25,695)     (15,735)     (14,004)
  Purchases of held-to-maturity marketable securities...   (111,033)    (250,594)    (190,961)
  Maturities of held-to-maturity marketable
     securities.........................................    206,556      248,733      126,619
  Purchases of available-for-sale marketable
     securities.........................................   (192,174)    (142,600)
  Maturities of available-for-sale marketable
     securities.........................................    151,426        8,081
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................    (77,356)    (211,609)    (157,543)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net payments under short-term borrowing agreements....                               (4,100)
  Payments of long-term debt............................     (2,410)      (3,550)      (1,015)
  Additions to long-term debt...........................                               12,500
  Issuance of common stock under stock option and stock
     purchase plans.....................................     44,065       13,455       24,914
  Acquisition of treasury stock.........................   (104,535)     (29,833)
                                                          ---------    ---------    ---------
          Net cash provided (used) by financing
            activities..................................    (62,880)     (19,928)      32,299
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........   (126,784)      19,287       (9,704)
Adjustment to conform fiscal year of Megatest...........                              (10,346)
Cash and cash equivalents at beginning of year..........    201,452      182,165      202,215
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $  74,668    $ 201,452    $ 182,165
                                                          =========    =========    =========
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest...........................................  $   2,257    $   2,426    $   3,092
     Income taxes.......................................     31,971       68,089       52,339

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     SHARES           COMMON     ADDITIONAL
                                               -------------------     STOCK      PAID-IN     RETAINED
                                               ISSUED   REACQUIRED   PAR VALUE    CAPITAL     EARNINGS
                                               ------   ----------   ---------   ----------   --------
                                                                   (IN THOUSANDS)
Balance, December 31, 1994...................  41,275     1,663       $ 4,952    $ 329,887    $238,047
     Adjustment to conform fiscal year of
       Megatest Corporation..................       3                                    9     (14,780)
     Issuance of stock to employees under
       benefit plans.........................   1,614                     202       22,940
     Tax benefit from stock options..........                                       17,549
     Two-for-one stock split effected in the
       form of a 100% stock dividend.........  42,892     1,664         5,154       (5,154)
     Issuance of stock to employees under
       benefit plans after the two-for-one
       stock split...........................     177                      21        1,751
     Payment for fractional shares resulting
       from merger...........................                                          (12)
     Net income..............................                                                  159,284
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1995...................  85,961     3,327        10,329      366,970     382,551
     Issuance of stock to employees under
       benefit plans.........................   1,281                     160       13,295
     Tax benefit from stock options..........                                        4,965
     Repurchase of stock.....................             1,435          (179)     (29,654)
     Net income..............................                                                   93,574
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1996...................  87,242     4,762        10,310      355,576     476,125
     Issuance of stock to employees under
       benefit plans.........................   3,373                     422       43,643
     Tax benefit from stock options..........                                       27,982
     Repurchase of stock.....................             2,550          (319)    (104,216)
     Net income..............................                                                  127,608
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1997...................  90,615     7,312       $10,413    $ 322,985    $603,733
                                               ======     =====       =======    =========    ========

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

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system.

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

  Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

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

  Revenue Recognition

     Revenue is recorded when products are shipped or, in instances where products are configured to customer requirements, upon the successful completion of final test procedures. Service revenue is recognized ratably over applicable contract periods or as services are performed. In certain situations, revenue is recorded

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)

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

  Net Income per Common Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effect of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share, except that the new treasury stock method used in determining the dilutive effect of options uses the average market price for the period rather than the higher of the average market price or the ending market price. All net income per common share amounts have been restated to conform to the Statement 128 requirements.

C.  MERGER -- POOLING OF INTERESTS

     On December 1, 1995, the Company acquired through a merger all of the authorized and outstanding common stock of Megatest in exchange for approximately 6.8 million shares of the Company's common stock using an exchange ratio of 0.9091 of one share of the Company's common stock for each Megatest share. In addition, all outstanding Megatest stock options were converted, at the common stock exchange ratio, into options to purchase the Company's common stock. Megatest manufactures electronic test systems for the integrated circuit industry. Prior to the merger, Megatest prepared its financial statements on an August 31 fiscal year end. Megatest's fiscal year has been changed to December 31 to conform to the Company's year end. Total net sales of $1,191.0 million for the year ended December 31, 1995 consisted of $1,059.4 million of Teradyne net sales and $131.6 million of Megatest net sales. Net income of $159.3 million for the same period consisted of Teradyne net income of $157.2 million, Megatest net income of $2.3 million and $0.2 million in debits related to conforming accounting adjustments.

                                 TERADYNE, INC.

C.  MERGER -- POOLING OF INTERESTS -- (CONTINUED)

     The combined financial results reflect the restatement of Megatest's provision for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Due to the merger, Megatest's previously unrecognized tax benefits of deductible temporary differences and operating loss carryforwards were recognized by the combined company in the restated period. The combined financial results also include adjustments, which were immaterial to the combined financial statements, to conform accounting policies of the two companies. Adjustments made to conform the accounting policies of the two companies decreased net income by $0.2 million in 1995. All other adjustments consist of reclassifications to conform financial statement presentation. There were no intercompany transactions between the two companies for the period presented. In connection with the merger, the Company recorded a $5.6 million nonrecurring charge for transaction costs consisting primarily of professional fees.

D.  FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at date of acquisition to be cash equivalents.

  Marketable Securities

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity as of December 31, 1997, and no securities classified as trading at December 31, 1996. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair market value. Unrealized gains or losses on available-for-sale securities, if material, are included, net of tax, in shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. The short-term investments mature in less than one year. Long-term investments have maturities of one to five years. At December 31, 1997 and 1996 these investments are reported as follows (in thousands):

                                                     1997               1996
                                                  ----------    ---------------------
                                                  AVAILABLE-    AVAILABLE-   HELD-TO-
                                                   FOR-SALE      FOR-SALE    MATURITY
                                                  ----------    ----------   --------
Short-term marketable securities:

U.S. Treasury and government agency
  securities....................................   $ 14,665      $  8,575    $34,476
Corporate debt securities.......................      4,028         5,215
                                                   --------      --------    -------
                                                   $ 18,693      $ 13,790    $34,476
                                                   ========      ========    =======
Long-term marketable securities:

U.S. Treasury and government agency
  securities....................................   $ 60,937      $ 74,675    $61,047
Corporate debt securities.......................     95,637        46,054
                                                   --------      --------    -------
                                                   $156,574      $120,729    $61,047
                                                   ========      ========    =======

                                 TERADYNE, INC.

D.  FINANCIAL INSTRUMENTS -- (CONTINUED)

  Other

     For all other balance sheet financial instruments the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. Contracts related to an anticipated transaction that is no longer likely to occur are terminated. Gains or losses associated with the termination of the underlying contract for which a firm commitment no longer exists are immediately included in selling, general and administrative expenses. Forward currency contracts have maturities of less than one year, unless they relate to long-term sales contracts denominated in a non U.S. currency; these maturities are from one to three years.

     At December 31, 1997, the Company had the following forward currency contracts to buy U.S. dollars for non U.S. currencies and sell U.S. dollars for non U.S. currencies for the following notional amounts (in millions):

                                                             BUY     SELL
                                                             ---     ----
Japanese yen............................................    $48.2    $2.1
Belgian francs..........................................      7.8     1.8
French francs...........................................      2.5
German deutschemarks....................................      1.8     4.6
Italian lira............................................      1.2
                                                            -----    ----
                                                            $61.5    $8.5
                                                            =====    ====

At December 31, 1996 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non U.S. currencies was $48.8 million and $11.2 million, respectively.

     The fair value of these contracts as of December 31, 1997 and 1996, determined by applying year end currency exchange rates to the notional contract amounts, represented a net unrealized gain of $4.1 million and $0.1 million, respectively. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling, general and administrative expenses.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. The Company maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated A1 or higher, which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers.

                                 TERADYNE, INC.

E.  DEBT

     Long-term debt at December 31, 1997 and 1996 consisted of the following (in thousands):

                                                        1997       1996
                                                        ----       ----
Mortgage notes payable...............................  $10,122    $10,294
Capital equipment notes payable......................    2,440      3,701
Other long-term debt.................................    2,386      3,433
                                                       -------    -------
     Total...........................................   14,948     17,428
Less current maturities..............................    1,807      1,778
                                                       -------    -------
                                                       $13,141    $15,650
                                                       =======    =======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 1998 - $1.8 million; 1999 -- $1.5 million; 2000 -- $4.9 million; 2001 -- $0.3 million; 2002 -- $0.3 million and $6.1 million thereafter.

  Revolving Credit Agreement

     The Company's available revolving credit line, in effect through January 31, 2000, is $120.0 million. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 1997, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth, and leverage. Interest rates on borrowings are either at the stated prime rate, based upon Eurocurrency, or certificate of deposit interest rates. Pursuant to the terms of the credit agreement, the Company may incur additional indebtedness of up to $30.0 million outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

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

     In conjunction with the purchase of operating facilities in San Jose, the Company received a $5.5 million mortgage loan which matures on August 31, 2000. The loan is collateralized by a mortgage on the San Jose facilities. The loan bears interest at 8.1% per annum and is payable in 59 consecutive monthly installments of $0.05 million with a $4.6 million balloon payment due at maturity. The terms of this mortgage note payable require compliance with certain restrictive financial covenants and principal prepayment clauses.

  Short-term Borrowings

     The weighted average interest rates on short-term borrowings outstanding as of December 31, 1997 and 1996 were 2.1% and 2.0%, respectively.

F.  COMMITMENTS

     Rental expense for the years ended December 31, 1997, 1996, and 1995 was $15.1 million, $14.6 million, and $13.1 million, respectively. Minimum annual rentals under all noncancellable leases are: 1998 -- $8.0 million; 1999 -- $5.7 million; 2000 -- $3.3 million; 2001 -- $1.9 million; 2002 -- $1.1 million; and
$8.4 million thereafter, totaling $28.4 million.

                                 TERADYNE, INC.

G.  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                       1997       1996        1995
                                                       ----       ----        ----
Net income.........................................  $127,608    $93,574    $159,284
                                                     ========    =======    ========
Shares used in net income per common
  share -- basic...................................    83,434     83,262      81,629
  Effect of dilutive securities:
     Employee and director stock options...........     2,601      1,422       2,354
     Employee stock purchase rights................       284        376         270
                                                     --------    -------    --------
  Dilutive potential common shares.................     2,885      1,798       2,624
                                                     --------    -------    --------
Shares used in net income per common
  share -- diluted.................................    86,319     85,060      84,253
                                                     ========    =======    ========
Net income per common share -- basic...............  $   1.53    $  1.12    $   1.95
                                                     ========    =======    ========
Net income per common share -- diluted.............  $   1.48    $  1.10    $   1.89
                                                     ========    =======    ========

     Options to purchase 400,170 shares of common stock in 1997, 1,727,761 shares in 1996, and 16,410 shares in 1995 were outstanding during the years there ended, but were not included in the year to date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

H.  RETIREMENT BENEFITS

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

     The components of net periodic pension cost were (in thousands):

                                                          1997       1996      1995
                                                          ----       ----      ----
Service cost..........................................  $  4,837    $4,398    $3,211
Interest cost.........................................     5,578     4,894     4,012
Actual return on plan assets..........................   (12,331)   (6,676)   (9,514)
Net amortization and deferral.........................     8,191     3,002     5,853
                                                        --------    ------    ------
                                                        $  6,275    $5,618    $3,562
                                                        ========    ======    ======

                                 TERADYNE, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

H.  RETIREMENT BENEFITS -- (CONTINUED)
     The following table sets forth the plans' funded status at December 31 (in thousands):

                                                      1997                         1996
                                           --------------------------   --------------------------
                                           U.S. PLAN   NON U.S. PLANS   U.S. PLAN   NON U.S. PLANS
                                           ---------   --------------   ---------   --------------
Actuarial present value of projected
  benefit obligation:
     Vested benefits.....................  $(62,911)      $ (6,316)     $(50,676)      $(6,627)
     Non-vested benefits.................    (3,579)        (1,561)       (2,933)         (952)
                                           --------       --------      --------       -------
     Accumulated benefit obligation......   (66,490)        (7,877)      (53,609)       (7,579)
     Effect of projected future
       compensation levels...............   (14,278)        (2,378)      (10,997)       (2,606)
                                           --------       --------      --------       -------
     Total projected benefit
       obligation........................   (80,768)       (10,255)      (64,606)      (10,185)
Plan assets at fair market value.........    71,075          6,734        55,926         5,850
                                           --------       --------      --------       -------
Projected benefit obligation in excess of
  plan assets............................    (9,693)        (3,521)       (8,680)       (4,335)
Unrecognized prior service cost..........     2,318                        2,697
Unrecognized net loss (gain).............    10,065         (1,056)        8,673          (622)
Unrecognized net (asset) liability at
  transition.............................                      746                         973
Minimum pension liability adjustment.....                     (259)                        (99)
                                           --------       --------      --------       -------
Net pension asset (liability)............  $  2,690       $ (4,090)     $  2,690       $(4,083)
                                           ========       ========      ========       =======
Actuarial assumptions:
     Discount rate.......................      7.00%    4.50% - 6.50%       7.25%   4.50% - 7.75%
     Average increase in compensation
       levels............................      5.00%    3.50% - 4.25%        5.00%  3.50% - 5.25%
     Expected long-term return on
       assets............................      9.00%    4.50% - 8.50%        9.00%  4.50% - 9.25%

     In addition to the above plans, the Company has an unfunded supplemental defined benefit pension plan in the United States to provide retirement benefits in excess of levels allowed by the Employee Retirement Income Security Act (ERISA). The actuarial present value of accumulated plan benefits totaled $4.4 million and $2.7 million at December 31, 1997 and 1996, respectively. Net pension expense for this plan was $1.0 million, $0.7 million, and $0.5 million in 1997, 1996, and 1995, respectively.

     In 1996, the Company offered a voluntary early retirement incentive program to certain employees. The special termination benefits include enhanced pension benefits to the employees and medical and dental benefits to the employees and their spouses. Pension benefits of $2.6 million to be paid from the Company's existing pension plans relating to this program were included in current liabilities at December 31, 1997 and December 31, 1996. In addition, $2.3 million and $2.5 million for postretirement medical and dental benefits were included in liabilities at December 31, 1997 and 1996, respectively.

I.  STOCK REPURCHASE PROGRAM

     During 1996, the Company's Board of Directors authorized the purchase in the open market of up to 5.0 million shares of common stock. The Company repurchased 2.6 million shares at a cost of $104.5 million in 1997, and repurchased 1.4 million shares at a cost of $29.8 million in 1996.

J.  STOCK BASED COMPENSATION

     At December 31, 1997, the Company had both stock option plans and stock purchase plans. The Company applies APB Opinion 25 and related interpretations in accounting for its plans. As such, the Company does not recognize compensation cost arising from the awarding of stock grants under those plans. The Company is required to disclose pro forma net income and net income per common share amounts had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans. The effects of this pro forma disclosure are not indicative of

                                 TERADYNE, INC.

J.  STOCK BASED COMPENSATION -- (CONTINUED)

future amounts. Additional awards in future years are anticipated. The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        1997       1996        1995
                                                        ----       ----        ----
Net income...........................  As reported    $127,608    $93,574    $159,284
                                       Pro forma       115,371     86,421     154,433
Net income per common share --
  basic..............................  As reported    $   1.53    $  1.12    $   1.95
                                       Pro forma          1.38       1.04        1.89
Net income per common share --
  diluted............................  As reported    $   1.48    $  1.10    $   1.89
                                       Pro forma          1.34       1.02        1.83

  Stock Option Plans

     Under its stock option plans, all of which are fixed, the Company granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant. Stock options granted generally have a maximum term of five years and vest over four years.

     Stock option plan activity for the years 1997, 1996, and 1995 follows (in thousands):

                                                            1997     1996      1995
                                                            ----     ----      ----
Outstanding at January 1.................................   8,503    7,230     7,637
     Options granted.....................................   3,176    2,401     2,717
     Options exercised...................................  (2,850)    (795)   (2,790)
     Options canceled....................................    (263)    (333)     (334)
                                                           ------    -----    ------
Outstanding at December 31...............................   8,566    8,503     7,230
                                                           ======    =====    ======
Exercisable at December 31...............................   3,394    3,995     2,606
                                                           ======    =====    ======
Available for grant at December 31.......................   5,683    5,042     4,912
                                                           ======    =====    ======

     Weighted average option exercise price information for the years 1997, 1996 and 1995 follows:

                                                           1997      1996      1995
                                                           ----      ----      ----
Outstanding at January 1................................  $13.53    $13.63    $ 8.92
     Options granted....................................  $36.44    $12.13    $19.80
     Options exercised..................................  $11.75    $ 8.11    $ 6.92
     Options canceled...................................  $18.80    $18.61    $11.10
Outstanding at December 31..............................  $22.48    $13.53    $13.63
Exercisable at December 31..............................  $17.50    $12.46    $11.00

                                 TERADYNE, INC.

J.  STOCK BASED COMPENSATION -- (CONTINUED)

     Significant option groups outstanding at December 31, 1997 and related weighted average price and life information follows (options in thousands):

                                             OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                  ------------------------------------------     -------------------------
                                    WEIGHTED
                                    AVERAGE
                                   REMAINING                    WEIGHTED-                     WEIGHTED-
            RANGE OF              CONTRACTUAL                    AVERAGE                       AVERAGE
         EXERCISE PRICE           LIFE (YEARS)     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
         --------------           ------------     ------     --------------     ------     --------------
$ 3.31 - $11.63.................      2.86         2,445          $10.88         1,167          $10.15
$11.83 - $19.63.................      1.88         1,283          $13.21           859          $13.14
$20.69 - $32.80.................      2.48         1,846          $21.36           874          $20.87
$36.50 - $46.19.................      4.37         2,992          $36.62           494          $36.50
                                                   -----                         -----
     Total......................      3.16         8,566          $22.48         3,394          $17.50
                                                   =====                         =====

     The weighted average fair value at date of grant for options granted during 1997, 1996 and 1995 was $16.11, $4.79 and $8.69 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                           1997    1996    1995
                                                           ----    ----    ----
Expected life (years)....................................   4.3     3.9     4.2
Interest rate............................................   6.5%    6.7%    7.3%
Volatility...............................................  44.2%   41.8%   39.9%
Dividend yield...........................................   0.0%    0.0%    0.0%

  Employee Stock Purchase Plans

     During 1996, the Company adopted the 1996 Employee Stock Purchase Plan and authorized 700,000 shares for future issuance. Under this plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on the first business day in January (July for new hires) or the last business day of December. In January 1998, the Company issued 561,615 shares of common stock to employees who participated in the plan during 1997 at a weighted-average price of $20.43 per share. Currently, there are 122,828 shares reserved for issuance.

     The weighted-average fair value of purchase rights granted in 1997, 1996 and 1995 was $7.70, $8.37 and $5.09, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1997, 1996 and 1995, respectively; dividend yield of 0.0% for all years; an expected life of 1 year for all years; expected volatility of 45.5%, 44.7% and 38.8%; and risk-free interest rates of 5.6%, 5.2% and 7.1%.

K.  SAVINGS PLANS

     The Company sponsors a Savings Plan covering substantially all U.S. employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately. In 1994, the Company established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of this plan are the same as the Savings Plan. Under the Company's savings plans, amounts charged to operations were $9.3 million in 1997, $6.3 million in 1996, and $8.3 million in 1995.

                                 TERADYNE, INC.

L.  STOCKHOLDER RIGHTS PLAN

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

M.  INCOME TAXES

     The components of income before income taxes and the provision for income taxes as shown in the consolidated statements of income are as follows (in thousands):

                                                       1997        1996        1995
                                                       ----        ----        ----
Income before income taxes:
     United States.................................  $161,942    $106,708    $212,551
     Non U.S.......................................    31,403      32,955      37,374
                                                     --------    --------    --------
                                                     $193,345    $139,663    $249,925
                                                     ========    ========    ========
Provision (credit) for income taxes:
     Current:
          U.S. Federal.............................  $ 45,302    $ 40,033    $ 66,228
          Non U.S. ................................    13,053      14,802      12,604
          State....................................     6,041       5,861       7,889
                                                     --------    --------    --------
                                                       64,396      60,696      86,721
                                                     --------    --------    --------
     Deferred:
          U.S. Federal.............................        77     (13,667)       (241)
          Non U.S. ................................     1,140        (632)      3,654
          State....................................       124        (308)        507
                                                     --------    --------    --------
                                                        1,341     (14,607)      3,920
                                                     --------    --------    --------
                                                     $ 65,737    $ 46,089    $ 90,641
                                                     ========    ========    ========

                                 TERADYNE, INC.

M.  INCOME TAXES -- (CONTINUED)

     Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997        1996
                                                          --------    --------
Deferred tax assets:
     Inventory valuations...............................  $ 16,733    $ 19,148
     Accruals...........................................    11,335       2,680
     Vacation...........................................     6,907       4,200
     In process research and development................     2,456       2,726
     Deferred revenue...................................        62       1,488
     U.S. Federal operating loss carryforwards..........       975         341
     Tax credits........................................     2,502       8,457
     Other..............................................     3,037       2,732
                                                          --------    --------
Total deferred tax assets...............................    44,007      41,772
                                                          --------    --------
Deferred tax liabilities:
     Excess of tax over book depreciation...............   (22,828)    (14,919)
     Amortization.......................................      (818)     (2,531)
     Pension............................................      (827)     (1,349)
     Other..............................................    (2,433)     (4,531)
                                                          --------    --------
Total deferred tax liabilities..........................   (26,906)    (23,330)
                                                          --------    --------
Net deferred asset......................................  $ 17,101    $ 18,442
                                                          ========    ========

     A reconciliation of the effective tax rate for the years 1997, 1996, and 1995 follows:

                                                      1997     1996     1995
                                                      ----     ----     ----
U.S. statutory federal tax rate.....................   35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit......    2.1      2.6      2.0
Utilization of operating loss carryforwards.........                      0.3
Tax credits.........................................   (1.6)    (1.0)    (0.6)
Export sales corporation............................   (2.8)    (2.9)    (2.3)
Non-deductible costs related to acquisitions........    0.7               0.8
Change in valuation allowance.......................                     (0.8)
Other, net..........................................    0.6     (0.7)     1.9
                                                      -----    -----    -----
                                                       34.0%    33.0%    36.3%
                                                      =====    =====    =====

     At December 31, 1997 the Company has U.S. Federal operating loss carryforwards of approximately $1.0 million that expire in the years 2000 through 2002. The Company has approximately $2.2 million of U.S. business tax credit carryforwards that expire in the years 1998 through 2005. All of these losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

                                 TERADYNE, INC.

N.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     The Company operates in two industry segments, which are the design, manufacturing and marketing of electronic test systems and backplane connection systems. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

                                                   ELECTRONIC   BACKPLANE
                                                      TEST      CONNECTION
                                                    SYSTEMS      SYSTEMS      CORPORATE
                                                    INDUSTRY     INDUSTRY        AND
                                                    SEGMENT      SEGMENT     ELIMINATIONS   CONSOLIDATED
                                                   ----------   ----------   ------------   ------------
                                                                      (IN THOUSANDS)
1997
     Sales to unaffiliated customers.............  $1,047,742    $218,532                    $1,266,274
     Intersegment sales..........................                  16,235     $ (16,235)
                                                   ----------    --------     ---------      ----------
     Net sales...................................   1,047,742     234,767       (16,235)      1,266,274
     Operating income............................     160,150      37,477       (22,326)        175,301
     Identifiable assets.........................     771,353     155,213       325,108       1,251,674
     Property additions..........................      96,814      31,559         3,758         132,131
     Depreciation and amortization expense.......      48,136       8,981         2,034          59,151
1996
     Sales to unaffiliated customers.............  $  993,721    $177,894                    $1,171,615
     Intersegment sales..........................                   9,065     $  (9,065)
                                                   ----------    --------     ---------      ----------
     Net sales...................................     993,721     186,959        (9,065)      1,171,615
     Operating income............................     112,036      29,561       (18,802)        122,795
     Identifiable assets.........................     490,105     113,436       493,275       1,096,816
     Property additions..........................      54,694      16,666         3,869          75,229
     Depreciation and amortization expense.......      42,039       7,448         1,416          50,903
1995
     Sales to unaffiliated customers.............  $1,035,721    $155,301                    $1,191,022
     Intersegment sales..........................                  12,325     $ (12,325)
                                                   ----------    --------     ---------      ----------
     Net sales...................................   1,035,721     167,626       (12,325)      1,191,022
     Operating income............................     237,101      22,778       (15,523)        244,356
     Identifiable assets.........................     640,597      91,205       292,029       1,023,831
     Property additions..........................      77,552      12,038         3,611          93,201
     Depreciation and amortization expense.......      37,274       4,670         1,202          43,146

     The Company's sales, including domestic export and non U.S. jurisdictional sales (which amounted to less than 10% of total net sales in all periods presented), to unaffiliated customers for the three years ended December 31 were made in the following geographic areas:

                                                            1997          1996          1995
                                                            ----          ----          ----
                                                                     (IN THOUSANDS)
Sales to unaffiliated customers:
     United States.....................................  $  616,838    $  536,826    $  566,337
     Asia Pacific region...............................     299,624       209,429       256,901
     Europe............................................     190,220       241,244       222,194
     Japan.............................................     114,212       139,095        94,706
     Other.............................................      45,380        45,021        50,884
                                                         ----------    ----------    ----------
                                                         $1,266,274    $1,171,615    $1,191,022
                                                         ==========    ==========    ==========

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

                                                                         1997
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $248,302       $289,541       $336,747       $391,684

Expenses:
     Cost of sales...........................    152,935        164,648        190,651        226,136
     Engineering and development.............     33,308         42,635         41,663         44,894
     Selling and administrative..............     40,783         47,449         51,685         54,186
                                                --------       --------       --------       --------
                                                 227,026        254,732        283,999        325,216
                                                --------       --------       --------       --------
Income from operations.......................     21,276         34,809         52,748         66,468
Other income (expense):
     Interest income.........................      5,665          5,234          5,198          4,192
     Interest expense........................       (541)          (565)          (553)          (586)
                                                --------       --------       --------       --------
Income before income taxes...................     26,400         39,478         57,393         70,074
Provision for income taxes...................      9,240         14,476         18,196         23,825
                                                --------       --------       --------       --------
Net income...................................   $ 17,160       $ 25,002       $ 39,197       $ 46,249
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.21       $   0.30       $   0.47       $   0.55
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.20       $   0.29       $   0.45       $   0.54
                                                ========       ========       ========       ========

                                                                         1996
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $348,967       $319,690       $261,671       $241,287

Expenses:
     Cost of sales...........................    186,637        214,718        163,747        159,522
     Engineering and development.............     36,740         38,426         35,022         33,743
     Selling and administrative..............     46,929         42,556         41,535         49,245
                                                --------       --------       --------       --------
                                                 270,306        295,700        240,304        242,510
                                                --------       --------       --------       --------
Income (loss) from operations................     78,661         23,990         21,367         (1,223)
Other income (expense):
     Interest income.........................      3,759          4,162          5,089          6,285
     Interest expense........................       (642)          (610)          (513)          (662)
                                                --------       --------       --------       --------
Income before income taxes...................     81,778         27,542         25,943          4,400
Provision for income taxes...................     28,623          9,640          6,374          1,452
                                                --------       --------       --------       --------
Net income...................................   $ 53,155       $ 17,902       $ 19,569       $  2,948
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.64       $   0.21       $   0.23       $   0.04
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.63       $   0.21       $   0.23       $   0.03
                                                ========       ========       ========       ========

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 21, 1998, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

       Balance Sheets as of December 31, 1997 and 1996
       Statements of Income for the years ended December 31, 1997, 1996, and
       1995
       Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995
       Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995

(a) 2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted since either they are not required or the information is otherwise included.

(a) 3.  LISTING OF EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b) REPORT ON FORM 8-K

     There have been no Form 8-K filings during the three months ended December 31, 1997.

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                -----------                          ----------------------
    3.1      Restated Articles of Organization of
             the Company, as amended

    3.2      Amendment, dated May 23, 1996, to          Exhibit 3.2 to the Company's Annual
             Restated Articles of Organization of       Report on Form 10-K for the fiscal year
             the Company, as amended                    ended December 31, 1996.

    3.3      Amended and Restated Bylaws of the         Exhibit 3.3 to the Company's Annual
             Company                                    Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.
    4.1      Rights Agreement between the Company
             and The First National Bank of Boston
             dated as of March 14, 1990

   10.1      Amended and Restated Multicurrency         Exhibit 10.3 to the Company's Annual
             Revolving Credit Agreement dated as of     Report on Form 10-K for the fiscal year
             January 1, 1996.                           ended December 31, 1995.

   10.2      First Amendment to Amended and Restated
             Multicurrency Revolving Credit
             Agreement dated as of January 31, 1997

   10.3      Second Amendment to Amended and
             Restated Multicurrency Revolving Credit
             Agreement dated as of May 20, 1997

   10.4      Teradyne, Inc. Supplemental Executive
             Retirement Plan

   10.5      1991 Employee Stock Option Plan, as        Exhibit 4.2 to the Company's
             amended                                    Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).

   10.6      Megatest Corporation 1990 Stock Option     Exhibit 4.1 to the Company's
             Plan                                       Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).

   10.7      Megatest Corporation Director Stock        Exhibit 4.2 to the Company's
             Option Plan                                Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).

   10.8      1996 Stock Purchase Plan                   Exhibit 4.1 to the Company's
                                                        Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).

   10.9      Master Lease Agreement between Megatest    Exhibit 10.10 to the Company's Annual
             and General Electric Capital               Report on Form 10-K for the fiscal year
             Corporation dated August 10, 1995          ended December 31, 1995.

   10.10     Loan and Security Agreement between        Exhibit 10.11 to the Company's Annual
             Megatest and the CIT Group/Equipment       Report on Form 10-K for the fiscal year
             Financing, Inc. dated August 14, 1995      ended December 31, 1995.

   10.11     Deed of Trust, Financing Statement,        Exhibit 10.12 to the Company's Annual
             Security Agreement and Fixture Filing      Report on Form 10-K for the fiscal year
             between Megatest and the Sun Life          ended December 31, 1995.
             Assurance Company of Canada (U.S.)
             dated August 25, 1995

EXHIBIT NO.                DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                -----------                          ----------------------
   10.12     1997 Employee Stock Option Plan            Exhibit 10.14 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.
   10.13     Letter Agreement dated January 24, 1997    Exhibit 10.15 to the Company's Annual
             between the Company and Executive          Report on Form 10-K for the fiscal year
             Officer                                    ended December 31, 1996.
   10.14     1996 Non-Employee Director Stock Option
             Plan
   10.15     Letter Agreement dated June 1, 1997
             between the Company and Member of Board
   10.16     Letter Agreement dated June 1, 1997
             between the Company and Member of Board
   22.1      Subsidiaries of the Company
   23.1      Consent of Coopers & Lybrand L.L.P.
   27.1      Financial Data Schedule
   27.2      Financial Data Schedule for the Form
             10-Q for the nine months ended
             September 28, 1997
   27.3      Financial Data Schedule for the Form
             10-Q for the six months ended June 29,
             1997
   27.4      Financial Data Schedule for the Form
             10-Q for the three months ended March
             30, 1997
   27.5      Financial Data Schedule for the Form
             10-K for the fiscal year ended December
             31, 1996
   27.6      Financial Data Schedule for the Form
             10-Q for the nine months ended
             September 29, 1996
   27.7      Financial Data Schedule for the Form
             10-Q for the six months ended June 30,
             1996
   27.8      Financial Data Schedule for the Form
             10-Q for the three months ended March
             31, 1996
   27.9      Financial Data Schedule for the Form
             10-K for the fiscal year ended December
             31, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 1998.

                                            TERADYNE, INC.

                                            BY:
                                              ----------------------------------
                                                    JEFFREY R. HOTCHKISS,
                                              VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER

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

                     SIGNATURE                                    TITLE                     DATE
                     ---------                                    -----                     ----

                                                          Chairman of the Board        March 26, 1998
---------------------------------------------------
              ALEXANDER V. D'ARBELOFF

                                                        President, Chief Executive     March 26, 1998
---------------------------------------------------  Officer, and Member of the Board
               GEORGE W. CHAMILLARD

                                                         Vice President and Chief      March 26, 1998
---------------------------------------------------         Financial Officer
               JEFFREY R. HOTCHKISS

                                                     Controller (Principal Accounting  March 26, 1998
---------------------------------------------------              Officer)
                 DONALD J. HAMMAN

                                                                 Director              March 26, 1998
---------------------------------------------------
                  JAMES W. BAGLEY

                                                                 Director              March 26, 1998
---------------------------------------------------
                 ALBERT CARNESALE

                                                                 Director              March 26, 1998
---------------------------------------------------
                 DANIEL S. GREGORY

                                                                 Director              March 26, 1998
---------------------------------------------------
                 DWIGHT H. HIBBARD

                                                                 Director              March 26, 1998
---------------------------------------------------
                 JOHN P. MULRONEY

                                                                 Director              March 26, 1998
---------------------------------------------------
                VINCENT M. O'REILLY

                                                                 Director              March 26, 1998
---------------------------------------------------
                JAMES A. PRESTRIDGE

                                                                 Director              March 26, 1998
---------------------------------------------------
                  OWEN W. ROBBINS

                                                                 Director              March 26, 1998
---------------------------------------------------
                 RICHARD J. TESTA

                                                                 Director              March 26, 1998
---------------------------------------------------
                PATRICIA S. WOLPERT