Form 10-Q
period 1998-03-29
TERADYNE INC
filed 1998-05-13
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  -------------

                                    FORM 10-Q
                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1998

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of shares outstanding of the registrant's only class of Common Stock as of April 24, 1998 was 83,510,119 shares.



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

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              March 29, 1998 and December 31, 1997.............................................................3

         Condensed Consolidated Statements of Income -
              Three Months Ended March 29, 1998 and March 30, 1997.............................................4

         Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 29, 1998 and March 30, 1997.............................................5

         Notes to Condensed Consolidated Financial Statements..................................................6-7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations....................................................8-10



                                                       TERADYNE, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                                                                  March 29, 1998         December 31, 1997
                                                                                  --------------         -----------------
                                                                                    (Unaudited)
                                                                                               (In thousands)
Current assets:
   Cash and cash equivalents....................................................    $   32,911               $   74,668
   Marketable securities........................................................         8,550                   18,693
   Accounts receivable..........................................................       379,101                  300,933
   Inventories:
         Parts..................................................................       223,177                  168,385
         Assemblies in process..................................................       106,942                  103,972
                                                                                    ----------               ----------
                                                                                       330,119                  272,357
   Deferred tax assets..........................................................        40,530                   40,530
   Prepayments and other current assets.........................................        30,249                   19,902
                                                                                    ----------               ----------
         Total current assets...................................................       821,460                  727,083
Property, plant, and equipment, at cost:........................................       747,528                  692,832
      Less: Accumulated depreciation............................................      (369,075)                (349,707)
                                                                                    ----------               ----------
         Net property, plant, and equipment.....................................       378,453                  343,125
Long-term marketable securities.................................................       122,099                  156,574
Other assets....................................................................        23,626                   24,892
                                                                                    ----------               ----------
         Total assets...........................................................    $1,345,638               $1,251,674
                                                                                    ==========               ==========

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................   $     6,663               $    6,632
   Current portion of long-term debt............................................         1,829                    1,807
   Accounts payable.............................................................       101,016                   58,685
   Accrued employees' compensation and withholdings.............................        54,075                   77,299
   Unearned service revenue and customer advances...............................        50,563                   49,122
   Other accrued liabilities....................................................        76,962                   65,642
   Income taxes payable.........................................................        39,137                   18,786
                                                                                    ----------               ----------
         Total current liabilities..............................................       330,245                  277,973
Deferred tax liabilities........................................................        23,429                   23,429
Long-term debt..................................................................        12,716                   13,141
                                                                                    ----------               ----------
         Total liabilities......................................................       366,390                  314,543
                                                                                    ----------               ----------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   83,462 and 83,303 shares issued and outstanding after deduction of reacquired
   shares in 1998 and 1997, respectively........................................        10,432                   10,413
Additional paid-in capital......................................................       315,442                  322,985
Retained earnings...............................................................       653,374                  603,733
                                                                                    ----------               ----------
         Total shareholders' equity.............................................       979,248                  937,131
                                                                                    ----------               ----------
         Total liabilities and shareholders' equity.............................    $1,345,638               $1,251,674
                                                                                    ==========               ==========







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of the condensed consolidated financial statements.


                                                       TERADYNE, INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)


                                                                               For the Three Months Ended
                                                                               --------------------------
                                                                         March 29, 1998          March 30, 1997
                                                                         --------------          --------------
                                                                        (In thousands, except per share amounts)

Net sales.....................................................             $  431,569              $  248,302

Expenses:
     Cost of sales............................................                251,947                 152,935
     Engineering and development..............................                 48,922                  33,308
     Selling and administrative...............................                 58,713                  40,783
                                                                           ----------              ----------
                                                                              359,582                 227,026
                                                                           ----------              ----------

Income from operations........................................                 71,987                  21,276

Other income (expense):
    Interest income...........................................                  3,473                   5,665
    Interest expense..........................................                   (247)                   (541)
                                                                           ----------              ----------

Income before income taxes....................................                 75,213                  26,400

Provision for income taxes....................................                 25,572                   9,240
                                                                           ----------              ----------

Net income....................................................             $   49,641              $   17,160
                                                                           ==========              ==========


Net income per common share - basic...........................             $     0.59              $     0.21
                                                                           ==========              ==========

Net income per common share - diluted.........................             $     0.58              $     0.20
                                                                           ==========              ==========

Shares used in calculations of net income
    per common share - basic..................................                 83,651                  83,309
                                                                           ==========              ==========

Shares used in calculations of net income
    per common share - diluted................................                 85,928                  85,810
                                                                           ==========              ==========







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of the condensed consolidated financial statements.

                                                  TERADYNE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                             March 29, 1998          March 30, 1997
                                                                             --------------          --------------
                                                                                          (In thousands)
Cash flows from operating activities:
     Net income........................................................        $    49,641             $    17,160
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................             16,852                  14,344
        Amortization...................................................                178                     330
        Other non-cash items, net......................................             (3,760)                   (572)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................            (78,168)                (14,338)
             Inventories...............................................            (57,762)                (10,668)
             Other assets..............................................             (9,259)                    664
             Accounts payable and accruals.............................             31,868                 (28,313)
             Income taxes payable......................................             21,463                   6,297
                                                                               ------------            ------------

                 Net cash (used) by operating activities......                     (28,947)                (15,096)
                                                                               ------------            ------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................            (31,716)                (11,194)
     Increase in equipment manufactured by the Company.................            (16,661)                   (860)
     Purchases of available-for-sale marketable securities.............            (28,489)                (55,070)
     Maturities of available-for-sale marketable securities............             73,107                  17,513
     Purchases of held-to-maturity marketable securities...............                                    (84,983)
     Maturities of held-to-maturity marketable securities...                                                34,501
                                                                               ------------            ------------
                 Net cash (used) by investing activities.................           (3,759)               (100,093)
                                                                               ------------            ------------

Cash flows from financing activities:
     Payments of long term debt........................................               (415)                   (420)
     Acquisition of treasury stock.....................................            (22,256)                (15,415)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................             13,620                  21,261
                                                                               ------------            ------------

                 Net cash flows provided (used) by financing activities             (9,051)                  5,426
                                                                               ------------            ------------

Decrease in cash and cash equivalents..................................            (41,757)               (109,763)
Cash and cash equivalents at beginning of period.......................             74,668                 201,452
                                                                               ------------            ------------

Cash and cash equivalents at end of period.............................        $    32,911             $    91,689
                                                                               ============            ============

Supplementary disclosure of cash flow  information:
     Cash paid during the period for:
               Interest................................................        $       476             $       732
               Income taxes............................................             10,640                   2,409







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of the condensed consolidated financial statements.

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

     The Company also manufactures backplane connection systems, principally for the computer, telecommunications, and military/aerospace industries. A backplane is an assembly, into which printed circuit boards are inserted, that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system.

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

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


C.   Recently Issued Accounting Standards
-----------------------------------------

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the manner in which public companies report information about their operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the geographic locations in which the entity holds assets and reports revenue. Management is currently evaluating the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which sets forth increased disclosure requirements for public entities. SFAS No. 132 only affects disclosure issues and does not change any existing measurement or recognition provisions previously required. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. Management is currently evaluating the effects of this change on its reporting of pensions and other postretirement benefits. The Company will adopt SFAS No. 132 for its fiscal year ending December 31, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Internal Use Software," which provides guidance on the accounting for the costs of software developed or obtained for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Management does not expect the statement to have a material impact on its financial position or results of operations.

D. Net Income per Common Share
------------------------------

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                    For the Three Months Ended
                                                                    --------------------------
                                                                March 29, 1998     March 30, 1997
                                                                --------------     --------------
Net Income................................................          $ 49,641           $ 17,160
                                                                    ========           ========

Shares used in net income per common share - basic........            83,651             83,309
     Effect of dilutive securities:.......................
         Employee and director stock options..............             2,188              2,432
         Employee stock purchase rights...................                89                 69
                                                                    --------           --------
     Dilutive potential common shares.....................             2,277              2,501
                                                                    --------           --------
Shares used in net income per common share - diluted......            85,928             85,810
                                                                    ========           ========

Net income per common share - basic.......................          $   0.59           $   0.21
                                                                    ========           ========

Net income per common share - diluted.....................          $   0.58           $   0.20
                                                                    ========           ========

Options to purchase 100,828 and 64,195 shares of common stock were outstanding during the three months ended March 29, 1998 and March 30, 1997, respectively, but were not included in the calculation of diluted net income per common share because the options' price was greater than the average market price of the common shares during those periods.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                               SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                STATEMENTS OF INCOME


                                                                           For the Three Months Ended
                                                                           --------------------------
                                                                     March 29, 1998          March 30, 1997
                                                                     --------------          --------------
                                                                                 (In thousands)
Net sales..................................................            $  431,569              $  248,302
                                                                       ==========              ==========

Net income.................................................            $   49,641              $   17,160
                                                                       ==========              ==========

Percentage of net sales:
     Net sales.............................................                  100%                    100%
     Expenses:
         Cost of sales.....................................                   58                      62
         Engineering and development.......................                   11                      13
         Selling and administrative........................                   14                      16
         Interest, net.....................................                   (1)                     (2)
                                                                       ----------              ----------
                                                                              82                      89

     Income before income taxes............................                   18                      11
     Provision for income taxes............................                    6                       4
                                                                       ----------              ----------
     Net income............................................                   12%                      7%
                                                                       ==========              ==========

Provision for income taxes as a percentage of
     income before taxes...................................                   34%                     35%
                                                                       ==========              ==========


Results of Operations
---------------------

     Sales of $431.6 million in the first quarter of 1998 were $183.3 million or 74% above those of the first quarter of 1997. The increase in sales was primarily due to a 116% increase in shipments of semiconductor test systems following increased orders during 1997. As a result of the increase in sales in the first quarter of 1998 compared to 1997, income before income taxes increased $32.5 million to $49.6 million.

     Incoming orders were $340.6 million in the first quarter of 1998 compared to $335.6 million in the first quarter of 1997. Orders for backplane connection systems increased, while semiconductor and circuit board test systems orders declined. The Company's backlog was $771.6 million at the end of the first quarter of 1998 compared with $603.7 million at the end of first quarter of 1997.

     Cost of products sold as a percentage of sales decreased from 62% of sales in the first quarter of 1997 to 58% of sales in the first quarter of 1998 as sales volume increased while certain overhead components of cost of products sold did not increase at the same rate. In addition, there was a favorable change in mix as sales of backplane connection systems and circuit board test systems, whose product margins are generally lower than those of semiconductor test systems, were lower as a percentage of total Company sales.

     Engineering and development expenses, as a percentage of sales, decreased from 13% in the first quarter of 1997 to 11% in the first quarter of 1998. Selling and administrative expenses, as a percentage of sales, decreased from 16% in the first quarter of 1997 to 14% in the first quarter of 1998. Engineering and development and selling and administrative spending increased $15.6 million and $17.9 million, respectively, in the first quarter of 1998 over the same period in 1997. These spending increases were primarily related to the design, introduction and marketing of new semiconductor test systems products.

     The Company's effective income tax rate was 34% in the first three months of 1998, the same rate as fiscal year 1997.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents, and marketable securities balance decreased $86.4 million in the first three months of 1998. Cash used by operations was $28.9 million during this period primarily due to increases in accounts receivable and inventory offset somewhat by an increase in current liabilities. Accounts receivable increased $78.2 million in the first three months of 1998 due to a $39.9 million increase in sales over the fourth quarter of 1997 and as the Company ramped the shipment of new products, a greater portion of the shipments occurred in the last month of the quarter. Inventories increased $57.8 million in the first quarter of 1998 in order to support the Company's shipments of new products. Backlog at the end of the first quarter of 1998 includes a substantial number of the Company's new products, which require longer manufacturing and test cycle times. Cash was used to fund additions to property, plant and equipment of $48.4 million in the first three months of 1998. Property, plant and equipment expenditures relate primarily to the expansion of production capacity.

     The Company purchased 0.6 million shares of the Company's common stock for $22.3 million under the Company's stock buyback plan. Cash of $13.6 million was generated in the first quarter of 1998 from the sale of stock to employees under the Company's stock option and stock purchase plans.

     The Company believes its cash, cash equivalents and marketable securities balance of $163.6 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements in 1998.

Certain Factors That May Affect Future Results
----------------------------------------------

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q, the Company's Annual Report of Form 10-K, and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditure, may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     Also, the Company relies on certain intellectual property protections to preserve its intellectual property rights, including patents, copyrights and trade secrets. While the Company believes that its patents, copyrights and trade secrets have value, in general no single one is in itself essential. The Company believes that its technological position depends primarily on the technical competence and creative ability of its research and development personnel. From time to time the Company is notified that it may be in violation of patents held by others. An assertion of patent infringement against the Company, if successful, could have a material adverse effect on the Company or could require a lengthy and expensive defense which could adversely affect the Company's operating results.

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

     The Company faces substantial competition throughout the world, primarily from electronic test systems manufacturers located in the United States, Europe and Japan, as well as internal test equipment groups at several of the Company's customers. Some of these competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Certain of the Company's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those currently offered by the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect the Company's business, financial condition and results of operations.

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



                                                                             TERADYNE, INC.
                                                                     ------------------------------
                                                                               Registrant



                                                                        /s/ JEFFREY R. HOTCHKISS
                                                                     ------------------------------
                                                                           Jeffrey R. Hotchkiss
                                                                            Vice President and
                                                                          Chief Financial Officer

                                                                          May 13, 1998