Form 10-Q
period 1998-06-28
TERADYNE INC
filed 1998-08-12
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549
                                     -------------

                                       FORM 10-Q
                                     -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 1998

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



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

         The number of shares outstanding of the registrant's only class of Common Stock as of July 26, 1998 was 84,001,649 shares.


                                                        TERADYNE, INC.
                                                            INDEX



                                                                                                        Page No.
                                                                                                        --------
                                                   PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              June 28, 1998 and December 31, 1997..................................................         3

         Condensed Consolidated Statements of Income -
              Three and Six Months Ended June 28, 1998 and June 29, 1997...........................         4

         Condensed Consolidated Statements of Cash Flows -
              Six Months Ended June 28, 1998 and June 29, 1997.....................................         5

         Notes to Condensed Consolidated Financial Statements......................................         6-7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................         8-10



                                                     PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................         11




                                                           TERADYNE, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                                                                  June 28, 1998           December 31, 1997
                                                                                  -------------           -----------------
                                                                                    (Unaudited)
                                                                                              (In thousands)
Current assets:
   Cash and cash equivalents....................................................  $     67,308             $     74,668
   Marketable securities........................................................        23,170                   18,693
   Accounts receivable..........................................................       354,963                  300,933
   Inventories:
         Parts..................................................................       201,961                  168,385
         Assemblies in process..................................................       146,542                  103,972
                                                                                  ------------             ------------
                                                                                       348,503                  272,357
   Deferred tax assets..........................................................        40,530                   40,530
   Prepayments and other current assets.........................................        27,853                   19,902
                                                                                  ------------             ------------
         Total current assets...................................................       862,327                  727,083
Property, plant, and equipment, at cost:........................................       798,704                  692,832
      Less: Accumulated depreciation............................................      (384,997)                (349,707)
                                                                                  ------------             ------------
         Net property, plant, and equipment.....................................       413,707                  343,125
Long-term marketable securities.................................................        70,527                  156,574
Other assets....................................................................        23,955                   24,892
                                                                                  ------------             ------------
         Total assets...........................................................  $  1,370,516             $  1,251,674
                                                                                  ============             ============

                                    LIABILITIES
Current liabilities:
   Notes payable - banks........................................................  $      6,133             $      6,632
   Current portion of long-term debt............................................         1,601                    1,807
   Accounts payable.............................................................        78,029                   58,685
   Accrued employees' compensation and withholdings.............................        75,959                   77,299
   Unearned service revenue and customer advances...............................        58,294                   49,122
   Other accrued liabilities....................................................        73,275                   65,642
   Income taxes payable.........................................................        14,410                   18,786
                                                                                  ------------             ------------
         Total current liabilities..............................................       307,701                  277,973
Deferred tax liabilities........................................................        23,429                   23,429
Long-term debt..................................................................        13,046                   13,141
                                                                                  ------------             ------------
         Total liabilities......................................................       344,176                  314,543
                                                                                  ------------             ------------

                               SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   83,998 and 83,303 shares issued and outstanding after deduction of reacquired
   shares in 1998 and 1997, respectively........................................        10,499                   10,413
Additional paid-in capital......................................................       323,107                  322,985
Retained earnings...............................................................       692,734                  603,733
                                                                                  ------------             ------------
         Total shareholders' equity.............................................     1,026,340                  937,131
                                                                                  ------------             ------------
         Total liabilities and shareholders' equity.............................  $  1,370,516             $  1,251,674
                                                                                  ============             ============







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are an integral part of the condensed consolidated financial statements.



                                                  TERADYNE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                   (Unaudited)

                                                         For the Three Months Ended                 For the Six Months Ended
                                                         --------------------------                 ------------------------
                                                                        (In thousands, except per share amounts)
                                                     June 28, 1998        June 29, 1997        June 28, 1998       June 29, 1997
                                                     -------------        -------------        -------------       -------------

Net sales...................................         $    406,236       $    289,541            $    837,805       $    537,843

Expenses:
     Cost of sales..........................              246,457            164,648                 498,404            317,583
     Engineering and development............               49,164             42,635                  98,086             75,943
     Selling and administrative.............               57,549             47,449                 116,262             88,232
                                                     ------------       ------------            ------------       ------------
                                                          353,170            254,732                 712,752            481,758

Income from operations......................               53,066             34,809                 125,053             56,085

Other income (expense):
    Interest income.........................                2,871              5,234                   6,344             10,899
    Interest expense........................                 (266)              (565)                   (513)            (1,106)
                                                     ------------       ------------            ------------       ------------

Income before income taxes..................               55,671             39,478                 130,884             65,878

Provision for income taxes..................               16,311             14,476                  41,883             23,716
                                                     ------------       ------------            ------------       ------------

Net income..................................         $     39,360       $     25,002            $     89,001       $     42,162
                                                     ============       ============            ============       ============

Net income per common share - basic.........         $       0.47       $       0.30            $       1.06       $       0.51
                                                     ============       ============            ============       ============

Net income per common share - diluted.......         $       0.46       $       0.29            $       1.04       $       0.49
                                                     ============       ============            ============       ============

Shares used in calculations of net income
    per common share - basic................               83,649             83,494                  83,650             83,401
                                                     ============       ============            ============       ============

Shares used in calculations of net income
    per common share - diluted..............               85,632             86,283                  85,780             86,047
                                                     ============       ============            ============       ============










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


                                  TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Six Months Ended
                                                                                      ------------------------
                                                                                 June 28, 1998       June 29, 1997
                                                                                 -------------       -------------
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income........................................................          $     89,001        $     42,162
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................                35,973              28,669
        Amortization...................................................                   427                 664
        Deferred income taxes..........................................                                       (55)
        Other non-cash items, net......................................                (4,382)                355
        Changes in operating assets and liabilities:
             Accounts receivable.......................................               (54,030)            (72,457)
             Inventories...............................................               (76,146)            (44,596)
             Other assets..............................................                (7,441)               (614)
             Accounts payable and accruals.............................                34,808             (12,598)
             Income taxes payable......................................                  (800)             21,639
                                                                                 ------------        ------------
                 Net cash provided (used) by operating activities......                17,410             (36,831)

Cash flows from investing activities:
     Additions to property, plant and equipment........................               (64,938)            (34,801)
     Increase in equipment manufactured by the Company.................               (37,198)             (5,500)
     Purchases of available-for-sale marketable securities.............               (51,370)            (88,420)
     Maturities of available-for-sale marketable securities............               152,637              46,927
     Purchases of held-to-maturity marketable securities...............               (19,697)           (111,033)
     Maturities of held-to-maturity marketable securities..............                                    90,916
                                                                                 ------------        ------------
                 Net cash used by investing activities.................               (20,566)           (101,911)

Cash flows from financing activities:
     Payments of long term debt........................................                  (836)             (1,309)
     Acquisition of treasury stock.....................................               (22,256)            (45,692)
     Issuance of common stock under employee stock
        option and stock purchase plans................................                18,888              30,770
                                                                                 ------------        ------------

                 Net cash used by financing activities...........                      (4,204)            (16,231)
                                                                                 ------------        ------------

Decrease in cash and cash equivalents..................................                (7,360)           (154,973)
Cash and cash equivalents at beginning of period.......................                74,668             201,452
                                                                                 ------------        ------------
Cash and cash equivalents at end of period.............................          $     67,308        $     46,479
                                                                                 ============        ============

Supplementary disclosure of cash flow  information:
    Cash paid during the period for:
               Interest................................................          $        590        $      1,203
               Income taxes............................................                43,101               7,683








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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The statement is effective for fiscal years beginning after June 15, 1999. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities. The Company will adopt SFAS No. 133 for its fiscal year ending December 31, 2000.

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

D. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                  For the Three Months Ended           For the Six Months Ended
                                                                  --------------------------           ------------------------
                                                                June 28, 1998    June 29, 1997     June 28, 1998      June 29, 1997
                                                                -------------    -------------     -------------      -------------

Net Income................................................        $   39,360       $   25,002        $   89,001         $   42,162
                                                                  ==========       ==========        ==========         ==========

Shares used in net income per common share - basic........            83,649           83,494            83,650             83,401
     Effect of dilutive securities:.......................
         Employee and director stock options..............             1,713            2,581             1,950              2,507
         Employee stock purchase rights...................               270              208               180                139
                                                                  ----------       ----------        ----------         ----------
     Dilutive potential common shares.....................             1,983            2,789             2,130              2,646
                                                                  ----------       ----------        ----------         ----------
Shares used in net income per common share - diluted......            85,632           86,283            85,780             86,047
                                                                  ==========       ==========        ==========         ==========

Net income per common share - basic.......................        $     0.47       $     0.30        $     1.06         $     0.51
                                                                  ==========       ==========        ==========         ==========

Net income per common share - diluted.....................        $     0.46       $     0.29        $     1.04         $     0.49
                                                                  ==========       ==========        ==========         ==========

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. Options to purchase 3,311,577 and 1,482,354 shares of common stock were outstanding during the three months ended June 28, 1998 and June 29,
1997,respectively, but were not included in the calculation of diluted net income per common share. Options to purchase 1,706,203 and 773,275 shares of common stock were outstanding during the six months ended June 28, 1998 and June 29, 1997,respectively, but were not included in the calculation of diluted net income per common share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                        STATEMENTS OF INCOME

                                                               For the Three Months Ended             For the Six Months Ended
                                                               --------------------------             ------------------------
                                                            June 28, 1998     June 29, 1997         June 28, 1998   June 29, 1997
                                                            -------------     -------------         -------------   -------------
                                                                    (In thousands)                         (In thousands)

Net sales..........................................         $    406,236       $    289,541        $    837,805       $    537,843
                                                            ============       ============        ============       ============

Net income.........................................         $     39,360       $     25,002        $     89,001       $     42,162
                                                            ============       ============        ============       ============

Percentage of net sales:
     Net sales.....................................                 100%               100%                100%               100%
     Expenses:
         Cost of sales.............................                  61                 57                  59                 59
         Engineering and development...............                  12                 15                  12                 14
         Selling and administrative................                  14                 16                  14                 16
         Interest, net.............................                  (1)                (2)                 (1)                (2)
                                                            ------------       ------------        ------------       ------------
                                                                     86                 86                  84                 87

     Income before income taxes....................                  14                 14                  16                 13
     Provision for income taxes....................                   4                  5                   5                  5
                                                            ------------       ------------        ------------       ------------
     Net income....................................                  10%                 9%                 11%                 8%
                                                            ============       =============       ============       ============

Provision for income taxes as a percentage of
     income before taxes...........................                  29%                37%                 32%                36%
                                                            ============       ============        ============       ============


Results of Operations
---------------------

     Sales of $406.2 million in the second quarter of 1998 were $116.7 million or 40% above those of the second quarter of 1997. The increase in sales was primarily due to a 48% increase in shipments of semiconductor test systems following increased orders in 1997. Sales decreased 6% in the second quarter of 1998 down from a record high in the first quarter. As a result of the increase in sales in the second quarter of 1998 compared to 1997, income before income taxes increased $16.2 million to $55.7 million. For the first six months of 1998, income before income taxes increased $65.0 million to $130.9 million.

     Incoming orders were $249.8 million, net of $91.0 million in cancellations, in the second quarter of 1998 compared to $357.6 million in the second quarter of 1997. The decrease in orders was primarily driven by a slowing of semiconductor test systems orders which reflects the current industry conditions. Telecommunications test systems orders also declined. Orders for backplane connection systems, circuit-board test systems, and software test increased. The Company expects third quarter of 1998 shipments and net income to decline, from the second quarter of 1998, as a result of the reduction in semiconductor test systems orders. The Company's backlog was $615.1 million at the end of the second quarter of 1998 compared with $671.8 million at the end of the second quarter of 1997.

     Costs of products sold as a percentage of sales increased from 57% of sales in the second quarter of 1997 to 61% of sales in the second quarter of 1998. The increase was due to higher material and operating costs related to the Company's increased shipment of new semiconductor test systems products. Cost of products sold as a percentage of sales remained at 59% for the first six months of 1998 and 1997.

     Engineering and development expenses, as a percentage of sales, decreased from 15% of sales in the second quarter of 1997 and 14% of sales in the first six months of 1997 to 12% of sales in the second quarter and first six months of 1998. Engineering and development spending increased $6.5 million in the second quarter of 1998 over the same period in 1997. Included in the second quarter of 1997 was a pre-tax nonrecurring charge of $5.0 million for the purchase of in-process technology related to the acquisition Softbridge, Inc. Engineering and development spending, before the pre-tax nonrecurring charge, grew $11.5 million due primarily to increased investment in new product development of semiconductor and software test systems.

     Selling and administrative expenses were 14% of sales in the second quarter and first six months of 1998 compared with 16% of sales in the second quarter and first six months of 1997. Selling and administrative expenses increased
$10.1 million in the second quarter of 1998 over the same period in 1997 to support increased semiconductor test systems sales.

     The Company's effective tax rate for the first six months of 1998 decreased to 32% from a 36% effective rate for the first six months of 1997. The Company's effective tax rate is below the statutory rate of 35% due to increased utilization of export sales corporation benefits and certain research and development tax credits.

Liquidity and Capital Resources
-------------------------------

         The Company's cash, cash equivalents, and marketable securities balance decreased $88.9 million in the first six months of 1998. The Company generated $17.4 million of cash from operations in the first six months of 1998. The primary source of cash from operations was net income (plus non-cash charges for depreciation) of $125.0 million, which was offset by increases in accounts receivable, inventories and other assets of $54.0 million, $76.1 million and $7.4 million, respectively, negated somewhat by an increase in accounts payable and accrued expenses of $34.8 million.

     Cash was used to fund additions to property, plant and equipment of $102.1 million in the first six months of 1998. Property, plant and equipment expenditures relate primarily to the expansion of production capacity. The Company purchased 0.6 million shares of the Company's common stock for $22.3 million in the first six months of 1998 under the Company's stock buyback plan. Cash of $18.9 million was generated in the first six months of 1998 from the sale of stock to employees under the Company's stock option and stock purchase plans.

     The Company believes its cash, cash equivalents and marketable securities balance of $161.0 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements over the next twelve months.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of the Company was held May 21, 1998. The following were elected as Directors:

                                                          Total Vote                          Total Vote Withheld
Nominee                                                For Each Nominee                         For Each Nominee
-------                                                ----------------                       -------------------
John P. Mulroney                                          70,218,437                                 459,880
Owen W. Robbins                                           70,212,586                                 465,731
Richard J. Testa                                          69,750,740                                 927,577
Patricia S. Wolpert                                       70,221,142                                 457,175

The term of office for the following directors continued after the meeting: Alexander V. d'Arbeloff, George W. Chamillard, James
W. Bagley, Albert Carnesale, Daniel S. Gregory, Dwight H. Hibbard, Vincent O'Reilly, and James A. Prestridge.

In addition, the following proposals were approved:

(A) an amendment to the 1996 Employee Stock Purchase Plan, to increase the aggregate number of shares of Common Stock which may be issued by 2,000,000, was approved, with 68,963,451 shares voting in favor, 1,571,919 shares voting against, and 142,947 shares abstaining.

(B) to ratify the selection of the firm Coopers & Lybrand L.L.P. as auditors for the fiscal year ending December 31, 1998, with 70,415,646 shares voting in favor, 220,666 shares voting against, and 42,005 shares abstaining.

                                  SIGNATURES
                                  ----------
                                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TERADYNE, INC.
                                       -------------------------
                                               Registrant



                                       /s/ JEFFREY R. HOTCHKISS
                                       -------------------------
                                          Jeffrey R. Hotchkiss
                                           Vice President and
                                         Chief Financial Officer

                                             August 12, 1998