Form 10-Q
period 1998-09-27
TERADYNE INC
filed 1998-11-12
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   __________

                                    FORM 10-Q
                                  _____________
                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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



      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of October 25, 1998 was 84,156,169 shares.



                                 TERADYNE, INC.
                                      INDEX







                          PART I. FINANCIAL INFORMATION                                                  Page No.
                          -----------------------------                                                  --------
Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets -
              September 27, 1998 (Unaudited) and December 31, 1997..........................................3

         Condensed Consolidated Statements of Income - (Unaudited)
              Three and Nine Months Ended September 27, 1998 and September 28, 1997.........................4

         Condensed Consolidated Statements of Cash Flows -  (Unaudited)
              Nine Months Ended September 27, 1998 and September 28, 1997...................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................6-7

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................8-10

                                                           TERADYNE, INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               September 27, 1998         December 31, 1997
                                                                               ------------------         -----------------
                                                                                  (Unaudited)
                                                                                             (In thousands)
Current assets:
   Cash and cash equivalents....................................................$      131,264            $      74,668
   Marketable securities........................................................        21,478                   18,693
   Accounts receivable..........................................................       281,097                  300,933
   Inventories:
         Parts..................................................................       188,290                  168,385
         Assemblies in process..................................................       108,359                  103,972
                                                                                --------------            -------------
                                                                                       296,649                  272,357
   Deferred tax assets..........................................................        40,530                   40,530
   Prepayments and other current assets.........................................        24,620                   19,902
                                                                                --------------            -------------
         Total current assets...................................................       795,638                  727,083
Property, plant, and equipment, at cost:........................................       838,637                  692,832
      Less: Accumulated depreciation............................................      (402,390)                (349,707)
                                                                                --------------            -------------
         Net property, plant, and equipment.....................................       436,247                  343,125
Long-term marketable securities.................................................        77,307                  156,574
Other assets....................................................................        23,108                   24,892
                                                                                --------------            -------------
         Total assets...........................................................$    1,332,300            $   1,251,674
                                                                                ==============            =============

                                   LIABILITIES
Current liabilities:
   Notes payable - banks........................................................$        6,313            $       6,632
   Current portion of long-term debt............................................         1,636                    1,807
   Accounts payable.............................................................        60,476                   58,685
   Accrued employees' compensation and withholdings.............................        67,717                   77,299
   Unearned service revenue and customer advances...............................        64,274                   49,122
   Other accrued liabilities....................................................        61,634                   65,642
   Income taxes payable.........................................................         3,407                   18,786
                                                                                --------------            -------------
         Total current liabilities..............................................       265,457                  277,973
Deferred tax liabilities........................................................        23,429                   23,429
Long-term debt..................................................................        12,716                   13,141
                                                                                --------------            -------------
         Total liabilities......................................................       301,602                  314,543
                                                                                --------------            -------------

                              SHAREHOLDERS' EQUITY

Common stock $0.125 par value; 250,000 shares authorized;
   84,064 and 83,303 shares issued and outstanding after deduction of reacquired
   shares in 1998 and 1997, respectively........................................        10,507                   10,413
Additional paid-in capital......................................................       326,182                  322,985
Retained earnings...............................................................       694,009                  603,733
                                                                                --------------            -------------
         Total shareholders' equity.............................................     1,030,698                  937,131
                                                                                --------------            -------------
         Total liabilities and shareholders' equity.............................$    1,332,300            $   1,251,674
                                                                                ==============            =============


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on
Form 10-K for the year ended December 31, 1997 are an integral part of the condensed consolidated financial statements.

                                                           TERADYNE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                             (Unaudited)

                                                      For the Quarters Ended                       For the Nine Months Ended
                                                      ----------------------                       -------------------------
                                               September 27, 1998   September 28, 1997     September 27, 1998   September 28, 1997
                                               ------------------   ------------------     ------------------   ------------------
                                                                    (In thousands, except per share amounts)

Net sales...................................       $   335,227       $        336,747          $   1,173,032        $      874,590

Expenses:
     Cost of products sold..................           216,131                190,651                714,535               508,234
     Provision for excess inventory.........            23,000                      0                 23,000                     0
                                                 --------------        ---------------         --------------        --------------
           Cost of sales....................           239,131                190,651                737,535               508,234
                                                 --------------        ---------------         --------------        --------------
     Engineering and development............            49,569                 41,663                147,655               117,606
     Selling and administrative.............            47,288                 51,685                163,550               139,917
                                                --------------         ---------------         --------------        --------------
                                                       335,988                283,999              1,048,740               765,757
                                                 --------------        ---------------         --------------        --------------

Income (loss) from operations...............             (761)                 52,748                124,292               108,833

Other income (expense):
    Interest income.........................             2,756                  5,198                  9,100                16,097
    Interest expense........................             (120)                  (553)                  (633)               (1,659)
                                                 --------------        ---------------         --------------        --------------

Income before income taxes..................             1,875                 57,393                132,759               123,271

Provision for income taxes..................               600                 18,196                 42,483                41,912
                                                 --------------        ---------------         --------------        --------------

Net income..................................     $       1,275         $       39,197          $      90,276         $      81,359

                                                 ==============        ===============         ==============        ==============

Net income per common share - basic.........     $        0.02         $         0.47          $        1.08         $        0.98
                                                 ==============        ===============         ==============        ==============

Net income per common share - diluted.......     $        0.01         $         0.45          $        1.05         $        0.94
                                                 ==============        ===============         ==============        ==============

Shares used in calculations of net income
    per common share - basic................            84,019                 83,515                 83,773                83,439
                                                 ==============        ===============         ==============        ==============

Shares used in calculations of net income
    per common share - diluted..............            85,626                 86,944                 85,729                86,346
                                                 ==============        ===============         ==============        ==============


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

                                                        TERADYNE, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                 -------------------------
                                                                          September 27, 1998       September 28, 1997
                                                                          ------------------       ------------------
                                                                                         (In thousands)
Cash flows from operating activities:
     Net income........................................................        $       90,276         $        81,359
     Adjustments to reconcile net income to net cash
           provided (used) by operating activities:
        Depreciation...................................................                55,070                  43,083
        Amortization...................................................                   676                     940
        Provision for excess inventory.................................                23,000
        Deferred income taxes..........................................                                          (55)
        Other non-cash items, net......................................               (3,335)                   1,082
        Changes in operating assets and liabilities:
             Accounts receivable.......................................                19,836                (78,792)
             Inventories...............................................              (47,292)                (82,509)
             Other assets..............................................               (3,610)                   1,168
             Accounts payable and accruals.............................                 3,352                   5,833
             Income taxes payable......................................               (9,542)                  24,642
                                                                                --------------         ---------------
                 Net cash provided (used) by operating activities......               128,431                 (3,249)

Cash flows from investing activities:
     Additions to property, plant and equipment........................              (98,079)                (62,761)
     Increase in equipment manufactured by the Company.................              (46,469)                (11,067)
     Purchases of available-for-sale marketable securities.............              (61,333)               (139,429)
     Maturities of available-for-sale marketable securities............               157,512                 101,405
     Purchases of held-to-maturity marketable securities...............              (19,697)               (111,033)
     Maturities of held-to-maturity marketable securities...                                                  144,721
                                                                                -------------          ---------------
                 Net cash used by investing activities.................              (68,066)                (78,164)



Cash flows from financing activities:
     Payments of long term debt........................................               (1,222)                 (1,948)
     Acquisition of treasury stock.....................................              (22,256)                (73,603)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................                19,709                  41,493
                                                                              ----------------         ---------------
                 Net cash flows used by financing activities...........               (3,769)                (34,058)
                                                                              ----------------         ---------------

Increase (decrease) in cash and cash equivalents.......................                56,596               (115,471)
Cash and cash equivalents at beginning of period.......................                74,668                 201,452
                                                                              ---------------          ---------------
Cash and cash equivalents at end of period.............................       $       131,264          $       85,981
                                                                              ================         ===============

Supplementary disclosure of cash flow information:
        Cash paid during the period for:
               Interest................................................       $           656          $        1,733
               Income taxes............................................                49,494                  20,894






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

D. Net Income per Common Share

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                   For the Quarters Ended                For the Nine Months Ended
                                                                   ----------------------                -------------------------
                                                                September 27,    September 28,        September 27,    September 28,
                                                                     1998             1997                 1998             1997
                                                                     ----             ----                 ----             ----

Net Income..............................................            $ 1,275        $ 39,197              $ 90,276        $ 81,359
                                                                    =======        ========              ========        ========

Shares used in net income per common share - basic......             84,019          83,515                83,773          83,439
     Effect of dilutive securities:.....................
         Employee and director stock options............              1,045           3,073                 1,649           2,696
         Employee stock purchase rights.................                562             356                   307             211
                                                                     ------          ------                ------          ------
     Dilutive potential common shares...................              1,607           3,429                 1,956           2,907
                                                                     ------          ------                ------          ------
Shares used in net income per common share - diluted....             85,626          86,944                85,729          86,346
                                                                     ======          ======                ======          ======

Net income per common share - basic.....................         $     0.02      $     0.47            $     1.08      $     0.98
                                                                 ==========      ==========            ==========      ==========

Net income per common share - diluted...................         $     0.01      $     0.45            $     1.05      $     0.94
                                                                 ==========      ==========            ==========      ==========

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the period. Options to purchase 3,989,608 and 0 shares of common stock were outstanding during the three months ended September 27, 1998 and September 28, 1997, respectively, but were not included in the calculation of diluted net income per common share. Options to purchase 2,467,338 and 515,517 shares of common stock were outstanding during the nine months ended September 27, 1998 and September 28, 1997, respectively, but were not included in the calculation of diluted net income per common share.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                        STATEMENTS OF INCOME


                                                     For the Quarters Ended                      For the Nine Months Ended
                                                     ----------------------                      -------------------------
                                            September 27, 1998     September 28, 1997     September 27, 1998    September 28, 1997
                                            ------------------     ------------------     ------------------    ------------------
                                                         (In thousands)                               (In thousands)

Net sales..............................      $        335,227       $       336,747        $      1,173,032       $       874,590
                                             =================      ================       ================       ================

Net income.............................      $          1,275       $        39,197        $         90,276       $        81,359
                                             =================      ================       ================       ================

Percentage of net sales:
     Net sales.........................                  100%                  100%                   100%                    100%
     Expenses:
        Cost of products sold..........                   64                    57                     61                      58
        Provision for excess inventory.                    7                     0                      2                       0
                                              ----------------      ----------------       ----------------        ---------------
              Cost of sales............                   71                    57                     63                      58
         Engineering and development...                   15                    12                     13                      14
         Selling and administrative....                   14                    15                     14                      16
         Interest, net.................                   (1)                   (1)                    (1)                     (2)
                                              ----------------      ----------------       ----------------        ---------------
                                                          99                    83                     89                      86

     Income before income taxes........                    1                    17                     11                      14
     Provision for income taxes........                    1                     5                      3                       5
                                              ----------------      ----------------       ----------------        ---------------
     Net income........................                    0%                   12%                     8%                      9%
                                              ================      ================       ================        ===============

Provision for income taxes as a
     percentage of income before taxes.                   32%                   32%                    32%                     34%
                                              ================      ================       ================        ===============


Results of Operations
---------------------

     Sales of $335.2 million in the third quarter of 1998 decreased $1.5 million from the third quarter of 1997. The overall decrease in sales was due to a 15% decrease in shipments of semiconductor test systems offset by a 46% increase in sales of circuit board test systems and a 30% increase in sales of backplane connection systems. Third quarter of 1998 income before income taxes decreased $55.5 million from the third quarter of 1997 to $1.9 million. The third quarter of 1998 results included a pre-tax provision for excess inventory of $23.0 million. For the first nine months of 1998, income before income taxes increased $9.5 million to $132.8 million.

     Incoming orders were $244.8 million in the third quarter of 1998 compared to $461.0 million in the third quarter of 1997. The decrease in orders was primarily driven by a decrease in semiconductor test systems orders which reflects the current industry conditions. Telecommunications test systems orders also declined. Orders for backplane connection systems and software test increased, while circuit board test systems orders remained flat. Due to the decline in semiconductor test systems orders, the Company expects fourth quarter of 1998 shipments and operating income to decrease from the third quarter of 1998. The Company's backlog was $524.7 million at the end of the third quarter of 1998 compared with $796.1 million at the end of the third quarter of 1997.

     Costs of products sold as a percentage of sales (excluding the provision for excess inventory) increased from 57% of sales in the third quarter of 1997 to 64% of sales in the third quarter of 1998 and from 58% of sales for the first nine months of 1997 to 61% of sales for the first nine months of 1998. The increase in cost of sales was due to the following factors. First, the relationship of fixed manufacturing costs to the lower level of semiconductor test sales. Secondly, the higher costs of sales related to the increased shipment of new semiconductor test systems products. Lastly, an unfavorable change in mix as sales of semiconductor test systems declined and sales of lower margin backplane connection systems increased.

     During the third quarter of 1998, the Company incurred a $23.0 million pre-tax provision for excess inventory as inventory quantities on-hand exceeded current demand due to the sharp decline in incoming semiconductor test systems orders coupled with the Company's transition to new semiconductor test systems products.

     Engineering and development expenses, as a percentage of sales, increased from 12% of sales in the third quarter of 1997 to 15% of sales in the third quarter of 1998. Engineering and development spending increased $7.9 million in the third quarter of 1998 over the same period in 1997 due primarily to increased investment in new product development of semiconductor test systems. As a percentage of sales, engineering and development expenses were 13% and 14% in the first nine months of 1998 and 1997, respectively.

     Selling and administrative expenses were 14% of sales in the third quarter and first nine months of 1998 compared with 15% and 16% of sales in the third quarter and first nine months of 1997, respectively. Selling and administrative expenses decreased $4.4 million in the third quarter of 1998 over the same period in 1997 due to lower compensation expenses that vary with operating results.

     The Company's effective tax rate for the first nine months of 1998 decreased to 32% from a 34% effective rate for the first nine months of 1997. The Company's effective tax rate is below the statutory rate of 35% due to increased utilization of export sales corporation benefits and certain research and development tax credits.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents, and marketable securities balance decreased $19.9 million in the first nine months of 1998. The Company generated $128.4 million of cash from operations in the first nine months of 1998. The primary source of cash from operations was net income (plus non-cash charges for depreciation and the provision for excess inventory) of $168.3 million.

     Cash was used to fund additions to property, plant and equipment of $144.5 million in the first nine months of 1998. Property, plant and equipment expenditures relate primarily to construction of new and expanded facilities and for Company manufactured equipment to support the deployment of new semiconductor test systems products. The Company purchased 0.6 million shares of the Company's common stock for $22.3 million in the first nine months of 1998 under the Company's stock buyback plan. Cash of $19.7 million was generated in the first nine months of 1998 from the sale of stock to employees under the Company's stock option and stock purchase plans.

     The Company believes its cash, cash equivalents and marketable securities balance of $230.0 million, together with other sources of funds, including the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements over the next twelve months.

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

Year 2000 Readiness
-------------------

     The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The company is employing a combination of internal resources and outside consultants to coordinate and implement its program for Year 2000 readiness.

     The Company has committed to having all current products Year 2000 ready in advance of the year 2000. All of the Company's current products have been assessed, using industry accepted test procedures, and most have been determined to be Year 2000 ready. The Company has also evaluated which of its former products, still in use but no longer sold, will be made Year 2000 ready. The schedule of Company products which will or will not be made Year 2000 ready is published and updated regularly by the Company on its web site.

     The Company has completed an inventory and assessment of internal business systems that use date-sensitive software. The Company is actively working with suppliers and using consultants and applying internal engineering resources to modify or replace internal business systems depending on the level of criticality for the Company's ongoing operations.

     The Company is also at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. To mitigate this risk, the Company has contacted all of its suppliers to assess their Year 2000 readiness and continually monitors the progress of its key suppliers.

     Most of the Company's effort toward Year 2000 readiness is funded as ongoing operating expenses, as a part of ongoing software support operations. The Company is not able to estimate the amount of accelerated upgrade costs which have been or will be incurred for third party software or systems. Expenditures directly related to the Year 2000 readiness program, consisting primarily of dedicated staff and consulting services, and is estimated at less than $5.0 million through 1999.

     The Company believes that its Year 2000 readiness project will be completed on a timely basis, in advance of the Year 2000 date transition, and will not have a material adverse effect on the Company's financial condition or overall trends in its operating results. However, there can be no assurance that unexpected delays or problems, including failure of Year 2000 readiness programs by its product and service suppliers, will not occur and have an adverse effect on the Company's financial condition or performance, or its competitive position.

     The Company has not yet adopted any formal contingency plans, and will determine the need for such plans as part of its ongoing assessment of suppliers, products, and internal business systems.




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

                                                                      November 11, 1998