Form 10-K
period 1998-12-31
TERADYNE INC
filed 1999-03-30
CIK 97210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-6462

                            ------------------------

                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2272148
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

 321 HARRISON AVENUE, BOSTON, MASSACHUSETTS                        02118
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:   (617) 482-2700
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class              Name of each exchange on which registered
             -------------------              -----------------------------------------
  Common Stock, par value $0.125 per share                New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes[X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $4.1 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 26, 1999 was 85,088,987 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 1999 annual meeting of shareholders are incorporated by reference into Part III.

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a leading manufacturer of automatic test equipment ("ATE") and related software for the electronics and communications industries. Products include systems to test semiconductors ("semiconductor test systems"), circuit-boards ("circuit-board test systems"), telephone lines and networks ("telecommunication test systems"), and software ("software test systems"). The Company is also a leading manufacturer of backplanes and associated connectors used in electronic systems ("backplane connection systems"). Circuit-board test systems, telecommunications test systems, and software test systems have been combined into "other test systems" for purposes of reporting the Company's operating segments. For financial information concerning these operating segments, see "Note M: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

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

PRODUCTS

     Semiconductor test systems produced by the Company are used by electronic component manufacturers in the design and testing of a wide variety of semiconductor products, including logic, memory, mixed signal, and system on a chip integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and subcontractors to the semiconductor industry. Semiconductor manufacturers use the Company's semiconductor test systems to measure product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. Semiconductor test systems accounted for 65% of consolidated net sales in 1998, 67% in 1997, and 65% in 1996.

     Backplane connection systems are used principally for the computer, communications, and military/ aerospace industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplane connection systems customers include makers of data storage systems, telecommunications gear, and routers and servers. In addition, backplane connection systems have a long-standing military/ aerospace customer base. Backplane connection systems accounted for 18% of consolidated net sales in 1998, 17% in 1997, and 15% in 1996.

     Circuit-board test systems are used by electronic equipment manufacturers for the design and testing of circuit boards and other assemblies. Circuit-board test systems are also sold to customers across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. Similar to semiconductor test systems, circuit-board test systems customers use their test systems and related software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. Circuit-board test systems accounted for less than 10% of consolidated net sales in 1998, 9% in 1997, and 13% in 1996.

     Telecommunications test systems are used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment. Telecommunications test systems accounted for 5% of consolidated net sales in 1998, 1997 and 1996.

     Software test systems are used by a number of industries to test communications networks, computerized telecommunication systems, and client/server applications. Software test systems accounted for 2% of consolidated net sales in 1998 and 1997 and 1% in 1996.

SALES AND DISTRIBUTION

     The Company's systems are extremely complex and require extensive support both by the customer and the Company. Prices for the Company's systems can reach $5 million or more. No single customer accounted for 10% or more of consolidated net sales in 1998. In 1998, the Company's three largest customers accounted for 23% of consolidated net sales.

     Direct sales to United States government agencies accounted for less than 2% of consolidated net sales in 1998, 1997, and 1996. Approximately 7% of other test systems segment sales were to United States government agencies in 1998. Sales are also made within each of the Company's segments to customers who are government contractors. Approximately 11% of backplane connection systems sales and approximately 16% of other test systems segment sales fell into this category during 1998.

     The Company has sales and service offices throughout North America, Europe, the Asia Pacific region, and Japan as the Company's customers outside the United States are located primarily in those geographic areas. The Company sells in these areas both directly and through non U.S. sales subsidiaries utilizing a direct sales force. Substantially all of the Company's manufacturing activities are conducted in the United States. Sales to customers outside the United States accounted for 46% of consolidated net sales in 1998, 51% in 1997, and 54% in 1996.

     The Company is subject to the inherent risks involved in international trade, such as political and economic instability, restrictive trade policies, controls on funds transfer, currency fluctuations, difficulties in managing distributors, potentially adverse tax consequences, and the possibility of difficulty in accounts receivable collection. The Company attempts to reduce the effects of currency fluctuations by hedging part of its exposed position and by conducting some of its international transactions in U.S. dollars or dollar equivalents. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risks."

COMPETITION

     The Company faces substantial competition, throughout the world, in each operating segment. Some of these competitors have substantially greater financial and other resources with which to pursue engineering, manufacturing, marketing, and distribution of their products. The Company also faces competition from internal suppliers at several of its customers. Competition is principally based on technical performance, equipment and service reliability, reputation and price. New product introductions by the Company's competitors could cause a decline in sales or loss of market acceptance of existing products.

BACKLOG

     On December 31, 1998, the Company's backlog of unfilled orders for semiconductor test systems, backplane connection systems and other test systems segments was approximately $334.0 million, $131.1 million, and $114.7 million, respectively, compared with $619.3 million, $90.0 million and $153.2 million, respectively on December 31, 1997. The $282.7 million year over year decrease in the Company's backlog was primarily due to the semiconductor industry downturn, which has significantly reduced demand for the Company's semiconductor test systems. Of the backlog at December 31, 1998, approximately 98% of the semiconductor test systems backlog, approximately 97% of the backplane connection systems backlog and approximately 67% of the other test systems backlog are expected to be delivered in 1999. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal factors related to the backlog.

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

EMPLOYEES

     As of December 31, 1998 the Company employed approximately 6,800 people. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $195.2 million in 1998, $162.5 million in 1997, and $143.9 million in 1996. These expenditures amounted to approximately 13% of consolidated net sales in 1998 and 1997 and 12% in 1996.

ENVIRONMENTAL AFFAIRS

     The Company's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These laws include the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act of 1986, the Occupational Safety and Health Act, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act of 1976, and the Hazardous and Solid Waste Amendments of 1984. In the opinion of management, the costs associated with complying with these laws and regulations have not had and are currently not expected to have a material adverse effect upon the financial position of the Company.

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

                                                                    BUSINESS EXPERIENCE FOR THE
    EXECUTIVE OFFICER        AGE             POSITION                       PAST 5 YEARS
    -----------------        ---             --------               ---------------------------
Alexander V. d'Arbeloff...    71      Chairman of the Board       Chairman of the Board of the
                                                                  Company since 1977; Chief
                                                                  Executive Officer of the Company
                                                                  from 1996 to 1997; President of
                                                                  the Company from 1971 to 1996;
                                                                  Director of the Company since
                                                                  1960.
George W. Chamillard......    60    President, Chief Executive    President and Chief Executive
                                    Officer, and Member of the    Officer of the Company beginning
                                              Board               in 1997; Director of the Company
                                                                  since 1996; President and Chief
                                                                  Operating Officer of the Company
                                                                  from 1996 to 1997; Executive
                                                                  Vice President of the Company
                                                                  from 1994 to 1996.
Jeffrey R. Hotchkiss......    51     Vice President and Chief     Chief Financial Officer
                                        Financial Officer         beginning in 1997; Vice
                                                                  President of the Company since
                                                                  1990.
Michael A. Bradley........    50          Vice President          Vice President of the Company
                                                                  since 1992.
John M. Casey.............    50          Vice President          Vice President of the Company
                                                                  since 1990.
Ronald J. Dias............    55          Vice President          Vice President of the Company
                                                                  since 1988.
Donald J. Hamman..........    47            Controller            Controller of the Company since
                                                                  1994.
Stuart M. Osattin.........    53   Vice President and Treasurer   Vice President of the Company
                                                                  since 1994; Treasurer of the
                                                                  Company since 1980.
Edward Rogas, Jr..........    58          Vice President          Vice President of the Company
                                                                  since 1984.
David L. Sulman...........    55          Vice President          Vice President of the Company
                                                                  since 1994.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

                                                                                      APPROXIMATE
                                                       OPERATING         PROPERTY    SQUARE FEET OF
                   LOCATION                             SEGMENT          INTEREST     FLOOR SPACE
                   --------                            ---------         --------    --------------
Boston, Massachusetts.........................  Semiconductor &            Own          492,000
                                                Circuit Board Test
Agoura Hills, California......................  Semiconductor Test         Own          572,000
Nashua, New Hampshire.........................  Backplane Connection       Own          530,000
San Jose, California..........................  Semiconductor Test         Own          120,000
Walnut Creek, California......................  Circuit Board Test        Lease          69,000
Kumamoto, Japan...............................  Semiconductor Test         Own           65,000
Deerfield, Illinois...........................  Telecommunication Test     Own           63,000
Dublin, Ireland...............................  Backplane Connection      Lease          46,000

Currently 273,000 square feet of floor space is under construction in North Reading, Massachusetts. The Company expects to occupy the North Reading facility in the first half of 1999. Approximately 112,000 square feet of the floor space the Company owns in Agoura Hills is unoccupied and therefore available for future expansion.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any litigation that, in the opinion of management, could reasonably be expected to have a material adverse impact on the Company's financial position.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sales prices on the New York Stock Exchange.

                               PERIOD                            HIGH      LOW
                               ------                            ----      ---
1998    First Quarter........................................    $48 7/16  $27 3/4
        Second Quarter.......................................     43 7/16   24 5/8
        Third Quarter........................................     28 1/4    17 1/4
        Fourth Quarter.......................................     45 7/16   15
1997    First Quarter........................................    $32 7/8   $23 5/8
        Second Quarter.......................................     44 3/4    27
        Third Quarter........................................     58 1/2    40 1/8
        Fourth Quarter.......................................     59 3/16   27 1/4

     The number of record holders of the Company's Common Stock at February 26, 1999 was 2,630.

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

ITEM 6:  SELECTED FINANCIAL DATA

                                                      YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       1998         1997         1996         1995        1994
                                       ----         ----         ----         ----        ----
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales.........................  $1,489,151   $1,266,274   $1,171,615   $1,191,022   $777,731
                                    ==========   ==========   ==========   ==========   ========
Income from continuing
  operations......................  $  102,117   $  127,608   $   93,574   $  159,284   $ 76,390
                                    ==========   ==========   ==========   ==========   ========
Income from continuing operations
  per common share -- basic.......  $     1.22   $     1.53   $     1.12   $     1.95   $   0.98
                                    ==========   ==========   ==========   ==========   ========
Income from continuing operations
  per common share -- diluted.....  $     1.19   $     1.48   $     1.10   $     1.89   $   0.95
                                    ==========   ==========   ==========   ==========   ========
Total assets......................  $1,312,814   $1,251,674   $1,096,816   $1,023,831   $759,480
                                    ==========   ==========   ==========   ==========   ========
Long-term obligations.............  $   13,200   $   13,141   $   15,650   $   18,679   $  9,111
                                    ==========   ==========   ==========   ==========   ========

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                            ----          ----          ----
                                                                 (DOLLARS IN THOUSANDS)
Net sales..............................................  $1,489,151    $1,266,274    $1,171,615
                                                         ==========    ==========    ==========
Net income.............................................  $  102,117    $  127,608    $   93,574
                                                         ==========    ==========    ==========
Increase (decrease) in net sales from preceding year:
     Amount............................................  $  222,877    $   94,659    $  (19,407)
                                                         ==========    ==========    ==========
     Percentage........................................         18%            8%          (2)%
                                                         ==========    ==========    ==========
Increase (decrease) in net income from preceding
  year.................................................  $  (25,491)   $   34,034    $  (65,710)
                                                         ==========    ==========    ==========
Percentage of net sales:
     Net sales.........................................        100%          100%          100%
Expenses:
     Cost of sales.....................................          64            58            62
     Engineering and development.......................          13            13            12
     Selling and administrative........................          14            15            15
                                                         ----------    ----------    ----------
                                                                 91            86            89
     Net interest income...............................           1             1             1
                                                         ----------    ----------    ----------
     Income before income taxes........................          10            15            12
     Provision for income taxes........................           3             5             4
                                                         ----------    ----------    ----------
Net income.............................................          7%           10%            8%
                                                         ==========    ==========    ==========

RESULTS OF OPERATIONS:

  1998 compared to 1997

     Sales increased 18% in 1998 to a record $1,489.2 million from $1,266.3 million in 1997. Due to a strong backlog at the beginning of 1998, semiconductor test systems shipments increased by 14%, despite a decline in sales by the semiconductor test equipment market as a whole. Sales of backplane connection systems to unaffiliated customers grew 23% as a result of growth in demand from networking, data storage, and other high technology customers. Other test systems sales were up 31% from 1997 with increases in circuit-board test systems of 28%, telecommunications test systems of 20%, and software test systems of 77%. Net income fell from $127.6 million in 1997 to $102.1 million in 1998. Excluding the effect of pre-tax special charges of $23.0 million for excess raw material inventory and $5.0 million for acquired in-process technology in 1998 and 1997, respectively, income before income taxes decreased $29.5 million from $198.4 million in 1997 to $168.9 million in 1998.

     Incoming orders decreased 25% from $1,612.4 million in 1997 to $1,206.5 million in 1998. A 40% drop in semiconductor test system orders drove the decline. Offsetting that decline, backplane connection systems orders grew 36% and software test systems orders increased by 73%. Orders for circuit-board test systems and telecommunications test systems decreased 3% and 38%, respectively. The Company's backlog fell 33% to $579.8 million as a result of the decrease in orders.

     Costs of products sold as a percentage of sales, excluding a 1998 charge of $23.0 million for excess inventory, increased from 58% of sales in 1997 to 62% of sales in 1998. The charge for excess inventory resulted from the drop in demand for semiconductor test systems products. The increase in cost of sales was primarily due to higher costs related to the increased shipment of new semiconductor test systems products and the relationship of fixed manufacturing costs to the lower semiconductor test systems shipment volume in the second half of 1998. In addition, backplane connection systems 1998 cost of sales, as a percentage of sales, increased over 1997 as a result of capacity expansion at its printed circuit-board facility and the costs to support production activity of connector design wins at several new customers.

     Engineering and development expenses were 13% of sales in both 1997 and 1998 which represents an increase of $32.6 million. The increases were primarily in semiconductor test systems although there were increased expenses related to product development in each of the operating segments.

     Selling and administrative expenses increased by $18.8 million in 1998 over 1997, representing a decrease from 15% of sales in 1997 to 14% of sales in 1998. The dollar increase was primarily related to the introduction and marketing of new semiconductor and software test system products.

     The Company's effective tax rate was 30% in 1998 compared to 34% in 1997. The tax rate declined due to increases in certain research and development tax credits and increases in export sales corporation benefits.

  1997 compared to 1996

     In 1997, sales increased 8% to a then record level of $1,266.3 million from $1,171.6 million in 1996. The year to year increase in sales was primarily due to a 12% increase in shipments of semiconductor test systems. Semiconductor test systems sales increased due to an increase in orders from semiconductor device manufacturers for capacity expansion following reduced demand in 1996. Sales of backplane connection systems to unaffiliated customers grew 23% as a result of growth in demand from networking, data storage and other high technology customers. In the other test systems segment, sales of software test systems, while 2% of total sales, were up 180% over 1996 and included the results of two new acquisitions in 1997 - Softbridge, Inc. and RSW Software, Inc. Offsetting these increases, sales of telecommunications test systems and circuit board test systems decreased 3% and 23%, respectively, in 1997. Net income increased from $93.6 million in 1996 to $127.6 million in 1997. Excluding the effect of pre-tax special charges of $5.0 million ($3.2 million after taxes) in 1997 and $48.9 million ($32.0 million after taxes) in 1996, comparative net income increased $5.2 million from $125.6 million in 1996 to $130.8 million in 1997.

     Incoming orders increased 54%, from $1,045.1 million in 1996 to $1,612.4 million in 1997. The increase in incoming orders was led by a 78% increase in semiconductor test systems orders, which included significant orders for several new products introduced by the Company in the fourth quarter of 1996. As a result of the increase in orders, the Company's backlog grew 67% in 1997, finishing the year at $862.5 million.

     Cost of sales, as a percentage of sales, decreased from 62% in 1996 to 58% in 1997. Cost of sales in 1996 included a $34.1 million special charge in connection with the consolidation of the VLSI product lines of Megatest and Teradyne. Excluding the product line consolidation charge, cost of sales, as a percentage of 1996 sales, was 59%. The remaining decrease in cost of sales percentage was the result of increased utilization of the fixed and semi-variable components of the Company's overhead structure.

     Engineering and development expenses increased from 12% of sales in 1996 to 13% of sales in 1997, which was an increase of $18.6 million. The expense increases were primarily due to increased investment in new product development of semiconductor and software test systems.

     Selling and administrative expenses were 15% of sales in both 1996 and 1997. Expenses in 1996 included a charge of $10.8 million for salary continuation and enhanced medical and pension benefits associated with an early retirement program and other workforce reductions. Excluding this special charge, selling and administrative increased from 14% of sales in 1996 to 15% in 1997. The increase was primarily related to the introduction and marketing of new semiconductor test system products.

     The Company's effective tax rate was 34% in 1997 compared with 33% in 1996. The Company utilized export sales corporation benefits and certain research and development tax credits in 1997 and 1996 to operate below the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities balance increased $48.0 million in 1998, to $297.9 million. Cash generated from operations increased to $238.6 million in 1998 from $13.5 million in 1997, principally due to changes in accounts receivable and inventory. Accounts receivable decreased $81.6 million in 1998 from 1997 and increased $122.5 million in 1997 from 1996. These changes resulted from varying sales levels in the fourth quarters of the three years. Inventories decreased $6.0 million in 1998 from 1997, including the effect of a non-cash $23.0 million charge for excess inventory, after an increase of $133.4 million in 1997. The 1997 increase was due to anticipated demand for semiconductor test systems. Cash was used to fund additions to property, plant and equipment of $164.4 million in 1998 and $132.1 million in 1997. Property, plant and equipment expenditures relate primarily to the expansion of production capacity in semiconductor test and backplane connection systems.

     In 1998, the Company's Board of Directors authorized the repurchase of 5.0 million additional shares of the Company's stock on the open market increasing to 10.0 million the total number of shares authorized for repurchase. The Company repurchased 1.4 million shares and 2.6 million shares for $51.2 million and $104.5 million in 1998 and 1997, respectively. The cumulative total through 1998, under the buyback program which began in 1996, aggregates to 5.3 million shares at a cost of $185.5 million. Cash of $26.6 million in 1998 and $44.1 million in 1997 was generated from the sale of stock to employees under the Company's stock option and stock purchase plans.

     The Company believes its cash, cash equivalents, and marketable securities balance of $297.9 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     Inflation has not had a significant long-term impact on earnings. If there were inflation, the Company's efforts to cover cost increases with price increases could be limited in the short-term by its relatively high backlog.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

EXCHANGE RATE RISK MANAGEMENT

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. The Company's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation.

     At December 31, 1998 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non U.S. currencies was $36.4 million and $10.3 million, respectively. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $2.6 million. However, since these contracts hedge non U.S. currency transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 1998 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

     Due to its short-term duration the fair value of the Company's cash and investment portfolio at December 31, 1998 approximated carrying value. Interest rate risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and the Company's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 1: Business" relating to the Company's delivery time of unfilled orders, and in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditures, may be forward looking statements. The Company's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     The Company relies on certain intellectual property protections to preserve its intellectual property rights, including patents, copyrights, and trade secrets. While the Company believes that its patents, copyrights, and trade secrets have value, in general no single one is in itself essential. The Company believes that its technological position depends primarily on the technical competence and creative ability of its research and development personnel. From time to time the Company is notified that it may be in violation of patents held by others. An assertion of patent infringement against the Company, if successful, could have a material adverse effect on the Company or could require a lengthy and expensive defense which could adversely affect the Company's operating results.

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

     The Company faces substantial competition, throughout the world, in each operating segment. Some of these competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. The Company also faces competition from internal suppliers at several of its customers. Certain of the Company's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those currently offered by the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect the Company's business, financial condition and results of operations.

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

     In the recent past there has been significant economic instability in several countries in Asia. Continued economic instability would increase the likelihood of either a direct or indirect adverse impact on the Company's future operating results.

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

     The Company has committed to having all its current products Year 2000 ready in advance of the Year 2000. All of the Company's current products have been assessed, using industry accepted test procedures, and most have been determined to be Year 2000 ready. The Company has also evaluated which of its former products, still in use but no longer sold, will be made Year 2000 ready. The schedule of Company products which will or will not be made Year 2000 ready is published and updated regularly by the Company on its web site.

     The Company has completed an inventory and assessment of internal business systems that use date-sensitive software. The Company is actively working with suppliers and using consultants and internal engineering resources to modify or replace internal business systems depending on the level of criticality for the Company's ongoing operations.

     The Company is also at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. To mitigate this risk, the Company has contacted its suppliers to assess their Year 2000 readiness and continually monitors the progress of its key suppliers. Alternate suppliers are being qualified in appropriate circumstances.

     Most of the Company's effort toward Year 2000 readiness is funded as ongoing operating expenses, as a part of ongoing software support operations. The Company is not able to estimate the amount of accelerated upgrade costs which have been or will be incurred for third party software or systems. Expenditures directly related to the Year 2000 readiness program, consisting primarily of dedicated staff and consulting services, are estimated at less than $5.0 million through 1999.

     The Company believes that its Year 2000 readiness project will be completed on a timely basis. The Company believes that the year 2000 transition will not have a material adverse effect on the Company's financial condition or overall trends in its operating results. However, there can be no assurance that unexpected delays or problems, including failure of Year 2000 readiness programs by its product and service suppliers, will not occur and have an adverse effect on the Company's financial condition or performance, or its competitive position.

     The Company has not yet adopted formal contingency plans, but such plans are under active development at this time.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
Teradyne, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Teradyne, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                            PricewaterhouseCoopers LLP

Boston, Massachusetts
January 15, 1999

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998          1997
                                                                 ----          ----
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $  185,514    $   74,668
     Marketable securities..................................      15,914        18,693
     Accounts receivable, less allowance for doubtful
      accounts of $2,395 and $1,938 in 1998 and 1997,
      respectively..........................................     219,303       300,933
     Inventories:
          Parts.............................................     154,706       168,385
          Assemblies in process.............................     111,641       103,972
                                                              ----------    ----------
                                                                 266,347       272,357
     Deferred tax assets....................................      49,262        40,530
     Prepayments and other current assets...................      23,200        19,902
                                                              ----------    ----------
          Total current assets..............................     759,540       727,083
Property, plant, and equipment:
     Land...................................................      41,060        35,515
     Buildings and improvements.............................     171,895       150,938
     Machinery and equipment................................     591,897       480,887
     Construction in progress...............................      52,699        25,492
                                                              ----------    ----------
          Total.............................................     857,551       692,832
     Less: Accumulated depreciation.........................    (422,594)     (349,707)
                                                              ----------    ----------
          Net property, plant, and equipment................     434,957       343,125
Marketable securities.......................................      96,494       156,574
Other assets................................................      21,823        24,892
                                                              ----------    ----------
          Total assets......................................  $1,312,814    $1,251,674
                                                              ==========    ==========
                                     LIABILITIES
Current liabilities:
     Notes payable -- banks.................................  $    7,393    $    6,632
     Current portion of long-term debt......................       1,309         1,807
     Accounts payable.......................................      45,042        58,685
     Accrued employees' compensation and withholdings.......      68,431        77,299
     Unearned service revenue and customer advances.........      64,674        49,122
     Other accrued liabilities..............................      54,071        65,642
     Income taxes payable...................................      14,770        18,786
                                                              ----------    ----------
          Total current liabilities.........................     255,690       277,973
Deferred tax liabilities....................................      17,554        23,429
Long-term debt..............................................      13,200        13,141
Commitments (Note E)
                                                              ----------    ----------
          Total liabilities.................................     286,444       314,543
                                                              ----------    ----------

                                 SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 250,000 shares authorized,
  83,744 and 83,303 net shares issued and outstanding in
  1998 and 1997, respectively...............................      10,468        10,413
Additional paid-in capital..................................     310,052       322,985
Retained earnings...........................................     705,850       603,733
                                                              ----------    ----------
          Total shareholders' equity........................   1,026,370       937,131
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,312,814    $1,251,674
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1998           1997           1996
                                                              ----           ----           ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales...............................................   $1,489,151     $1,266,274     $1,171,615
Expenses:
     Cost of sales......................................      947,174        734,370        724,624
     Engineering and development........................      195,158        162,500        143,931
     Selling and administrative.........................      212,885        194,103        180,265
                                                           ----------     ----------     ----------
                                                            1,355,217      1,090,973      1,048,820
                                                           ----------     ----------     ----------
Income from operations..................................      133,934        175,301        122,795
     Interest income....................................       13,514         20,289         19,295
     Interest expense...................................       (1,566)        (2,245)        (2,427)
                                                           ----------     ----------     ----------
Income before income taxes..............................      145,882        193,345        139,663
Provision for income taxes..............................       43,765         65,737         46,089
                                                           ----------     ----------     ----------
Net income..............................................   $  102,117     $  127,608     $   93,574
                                                           ==========     ==========     ==========
Net income per common share -- basic....................   $     1.22     $     1.53     $     1.12
                                                           ==========     ==========     ==========
Net income per common share -- diluted..................   $     1.19     $     1.48     $     1.10
                                                           ==========     ==========     ==========
Shares used in net income per common share -- basic.....       83,822         83,434         83,262
                                                           ==========     ==========     ==========
Shares used in net income per common share -- diluted...       85,965         86,319         85,060
                                                           ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                            ----         ----         ----
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $ 102,117    $ 127,608    $  93,574
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................     75,351       57,983       49,577
     Amortization.......................................        953        1,168        1,326
     Product line consolidation.........................                               34,100
     Workforce reduction provision......................                               10,810
     Charge for excess inventory........................     23,000
     Deferred income tax provision (credit).............    (14,607)       1,341      (14,607)
     Other non-cash items, net..........................       (804)       1,377         (260)
     Changes in operating assets and liabilities:
       Accounts receivable..............................     81,630     (122,503)      74,990
       Inventories......................................    (16,990)    (131,014)      20,584
       Other assets.....................................     (1,184)      (3,861)      (4,117)
       Accounts payable and accruals....................    (18,530)      41,261      (10,638)
       Income taxes payable.............................      7,685       40,092       (4,515)
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    238,621       13,452      250,824
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Additions to property, plant, and equipment...........   (119,457)    (106,436)     (59,494)
  Increase in equipment manufactured by the Company.....    (44,983)     (25,695)     (15,735)
  Purchases of held-to-maturity marketable securities...    (20,000)    (111,033)    (250,594)
  Maturities of held-to-maturity marketable
     securities.........................................     20,000      206,556      248,733
  Purchases of available-for-sale marketable
     securities.........................................   (162,092)    (192,174)    (142,600)
  Maturities of available-for-sale marketable
     securities.........................................    224,951      151,426        8,081
                                                          ---------    ---------    ---------
  Net cash used in investing activities.................   (101,581)     (77,356)    (211,609)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Payments of long-term debt............................     (1,615)      (2,410)      (3,550)
  Issuance of common stock under stock option and stock
     purchase plans.....................................     26,579       44,065       13,455
  Acquisition of treasury stock.........................    (51,158)    (104,535)     (29,833)
                                                          ---------    ---------    ---------
          Net cash used by financing activities.........    (26,194)     (62,880)     (19,928)
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........    110,846     (126,784)      19,287
Cash and cash equivalents at beginning of year..........     74,668      201,452      182,165
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 185,514    $  74,668    $ 201,452
                                                          =========    =========    =========
Supplementary disclosure of cash flow information:
  Cash paid during the year for:
     Interest...........................................  $   1,525    $   2,257    $   2,426
     Income taxes.......................................  $  47,225    $  31,971    $  68,089

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     SHARES           COMMON     ADDITIONAL
                                               -------------------     STOCK      PAID-IN     RETAINED
                                               ISSUED   REACQUIRED   PAR VALUE    CAPITAL     EARNINGS
                                               ------   ----------   ---------   ----------   --------
                                                                   (IN THOUSANDS)
Balance, December 31, 1995...................  85,961     3,327       $10,329    $ 366,970    $382,551
     Issuance of stock to employees under
       benefit plans.........................   1,281                     160       13,295
     Tax benefit from stock options..........                                        4,965
     Repurchase of stock.....................             1,435          (179)     (29,654)
     Net income..............................                                                   93,574
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1996...................  87,242     4,762        10,310      355,576     476,125
     Issuance of stock to employees under
       benefit plans.........................   3,373                     422       43,643
     Tax benefit from stock options..........                                       27,982
     Repurchase of stock.....................             2,550          (319)    (104,216)
     Net income..............................                                                  127,608
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1997...................  90,615     7,312        10,413      322,985     603,733
     Issuance of stock to employees under
       benefit plans.........................   1,796                     224       26,355
     Tax benefit from stock options..........                                       11,701
     Repurchase of stock.....................             1,355          (169)     (50,989)
     Net income..............................                                                  102,117
                                               ------     -----       -------    ---------    --------
Balance, December 31, 1998...................  92,411     8,667       $10,468    $ 310,052    $705,850
                                               ======     =====       =======    =========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  THE COMPANY

     Teradyne, Inc. (the "Company") designs, manufactures, markets, and services test systems and related software, and backplanes and associated connectors. The Company has five principal products; semiconductor test systems, backplane connection systems, circuit-board test systems, telecommunications test systems, and software test systems.

     Semiconductor test systems are used by electronic component manufacturers in the design and testing of their products. Backplane connection systems are used principally for the computer, communications, and military/aerospace industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. Circuit-board test systems are used by electronic equipment manufacturers for the design and testing of circuit boards and other assemblies. Telecommunication test systems are used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment. Software test systems are used by a number of industries to test communications networks, computerized telecommunication systems, and client/server applications.

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

  Revenue Recognition

     Revenue is recorded when products are shipped or, in instances where products are configured to customer requirements, upon the successful completion of the Company's final test procedures. Service revenue is recognized ratably over applicable contract periods or as services are performed. In certain situations, revenue is recorded using the percentage of completion method based upon the completion of measurable milestones, with changes to total estimated costs and anticipated losses, if any, recognized in the period in which determined.

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)

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

  Net Income per Common Share

     The Company previously adopted SFAS No. 128, "Earnings per Share" (Statement 128). Statement 128 specifies the calculation and presentation of basic and diluted net income per share. Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

  Other Comprehensive Income

     During 1998, The Company adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income, for the years ended December 31, 1998, 1997 and 1996.

C.  FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

  Marketable Securities

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. All securities were classified as available-for-sale at December 31, 1998 and 1997. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are

                                 TERADYNE, INC.

C.  FINANCIAL INSTRUMENTS -- (CONTINUED)

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

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. The short-term investments mature in less than one year. Long-term investments have maturities of one to ten years. At December 31, 1998 and 1997 these investments are reported as follows (in thousands):

                                                            1998        1997
                                                            ----        ----
Short-term marketable securities:
U.S. Treasury and government agency securities...........  $ 8,142    $ 14,665
Corporate debt securities................................    7,772       4,028
                                                           -------    --------
                                                           $15,914    $ 18,693
                                                           =======    ========
Long-term marketable securities:
U.S. Treasury and government agency securities...........  $37,888    $ 60,937
Corporate debt securities................................   58,606      95,637
                                                           -------    --------
                                                           $96,494    $156,574
                                                           =======    ========

  Other

     For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its non U.S. currency net monetary position and firm commitments. The Company's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. Gains or losses associated with the termination of the underlying contract for which a firm commitment no longer exists are immediately included in selling and administrative expenses.

     At December 31, 1998, the Company had the following forward currency contracts to buy U.S. dollars for non U.S. currencies and sell U.S. dollars for non U.S. currencies for the following notional amounts (in thousands):

                                                         BUY       SELL
                                                         ---       ----
French francs......................................    $ 9,675    $ 6,251
Japanese yen.......................................      8,566      3,453
British pound sterling.............................      8,148
German deutschemarks...............................      7,339        602
Belgian francs.....................................      1,422
Italian lira.......................................      1,225
                                                       -------    -------
                                                       $36,375    $10,306
                                                       =======    =======

                                 TERADYNE, INC.

C.  FINANCIAL INSTRUMENTS -- (CONTINUED)

     At December 31, 1997 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non U.S. currencies was $61.5 million and $8.5 million, respectively.

     The fair value of these contracts as of December 31, 1998 and 1997, determined by applying year end currency exchange rates to the notional contract amounts, represented a net unrealized loss of $0.2 million in 1998 and a net unrealized gain of $4.1 million in 1997. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. The Company maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of diverse and geographically dispersed customers.

D.  DEBT

     Long-term debt at December 31, 1998 and 1997 consisted of the following (in thousands):

                                                        1998       1997
                                                        ----       ----
Mortgage notes payable...............................  $ 9,939    $10,122
Capital equipment notes payable......................    1,087      2,440
Other long-term debt.................................    3,483      2,386
                                                       -------    -------
     Total...........................................   14,509     14,948
Less current maturities..............................    1,309      1,807
                                                       -------    -------
                                                       $13,200    $13,141
                                                       =======    =======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 1999 -- $1.3 million; 2000 -- $4.7 million; 2001 -- $0.2 million; 2002 -- $0.3 million; 2003 -- $0.3 million and $7.7 million thereafter.

  Revolving Credit Agreement

     The Company's available revolving credit line, in effect through January 31, 2001, is $120.0 million. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 1998, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth, and leverage. Interest rates on borrowings are either at the stated prime rate, based upon Eurocurrency, or certificate of deposit interest rates. Pursuant to the terms of the credit agreement, the Company may incur additional indebtedness of up to $30.0 million outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

  Mortgage Notes Payable

     In 1983, the Company received a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by a mortgage on the Company's property at 321 Harrison Avenue which may, at the Company's option, become subordinated to

                                 TERADYNE, INC.

D.  DEBT -- (CONTINUED)

another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the note was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, the Company has been making semi-annual interest payments.

     In conjunction with the purchase of operating facilities in San Jose, the Company received a $5.5 million mortgage loan which matures on August 31, 2000. The loan is collateralized by a mortgage on the San Jose facilities. The loan bears interest at 8.1% per annum and is payable in 59 consecutive monthly installments of $0.05 million with a $4.6 million balloon payment due at maturity. The terms of this mortgage note payable include compliance with certain restrictive financial covenants and principal prepayment clauses.

  Short-term Borrowings

     The weighted average interest rates on short-term borrowings outstanding as of December 31, 1998 and 1997 was 2.1%.

E.  COMMITMENTS

     Rental expense for the years ended December 31, 1998, 1997, and 1996 was $17.7 million, $15.1 million, and $14.6 million, respectively. Minimum annual rentals under all noncancellable leases are: 1999 -- $10.1 million; 2000 -- $7.1 million; 2001 -- $5.2 million; 2002 -- $3.8 million; 2003 -- $2.6 million; and
$7.8 million thereafter, totaling $36.6 million.

F.  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                       1998        1997       1996
                                                       ----        ----       ----
Net income.........................................  $102,117    $127,608    $93,574
                                                     ========    ========    =======
Shares used in net income per common
  share -- basic...................................    83,822      83,434     83,262
  Effect of dilutive securities:
     Employee and director stock options...........     1,747       2,601      1,422
     Employee stock purchase rights................       396         284        376
                                                     --------    --------    -------
  Dilutive potential common shares.................     2,143       2,885      1,798
                                                     --------    --------    -------
Shares used in net income per common
  share -- diluted.................................    85,965      86,319     85,060
                                                     ========    ========    =======
Net income per common share -- basic...............  $   1.22    $   1.53    $  1.12
                                                     ========    ========    =======
Net income per common share -- diluted.............  $   1.19    $   1.48    $  1.10
                                                     ========    ========    =======

     Options to purchase 2.0 million shares of common stock in 1998, 0.4 million shares in 1997, and 1.7 million shares in 1996 were outstanding during the years then ended, but were not included in the year to date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

G.  RETIREMENT PLANS

     The Company has defined benefit pension plans covering substantially all domestic employees and employees of certain non U.S. subsidiaries. Benefits under these plans are based on the employees' years of service and compensation. The Company's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, the Company has an unfunded supplemental

                                 TERADYNE, INC.

G.  RETIREMENT PLANS -- (CONTINUED)

defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (ERISA).

     The expense of these defined benefit pension plans and the December 31 balances of plan assets and obligations are shown below (in thousands):

EXPENSE
-------
                                                           1998       1997       1996
                                                        -------    -------    -------
Service cost..........................................  $ 5,852    $ 5,057    $ 4,559
Interest cost.........................................    6,789      6,031      5,208
Expected return on plan assets........................   (6,317)    (5,413)    (6,676)
Amortization of unrecognized:
     Net transition (asset)/obligation................       81         67       (166)
     Prior service cost...............................      584        525        525
     Net loss.........................................    1,196      1,024      2,892
                                                        -------    -------    -------
Total expense.........................................  $ 8,185    $ 7,291    $ 6,342
                                                        =======    =======    =======

WEIGHTED AVERAGE ASSUMPTIONS
----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Discount rate.........................................   7.0%       7.0%       7.25%
Expected return on plan assets........................   9.0%       9.0%       9.0 %
Salary progression rate...............................   5.0%       5.0%       5.0 %

ASSETS AND OBLIGATIONS
----------------------
                                                                  1998        1997
                                                              --------    --------
Projected benefit obligation:
     Beginning of year......................................  $ 98,149    $ 79,926
     Service cost...........................................     5,852       5,073
     Interest cost..........................................     6,789       6,016
     Actuarial loss.........................................    12,132       9,936
     Benefits paid..........................................    (2,309)     (2,138)
     Amendments and other...................................       621        (664)
                                                              --------    --------
     End of year............................................   121,234      98,149
Fair value of plan assets:
     Beginning of year......................................    77,809      61,776
     Company contributions..................................     6,224       6,014
     Actual return..........................................    11,870      12,157
     Benefits paid..........................................    (2,309)     (2,138)
                                                              --------    --------
End of year.................................................    93,594      77,809
                                                              --------    --------
Funded status...............................................   (27,640)    (20,340)
Unrecognized prior service cost.............................     4,363       4,245
Unrecognized net actuarial loss.............................    16,911      11,981
                                                              --------    --------
Accrued pension cost........................................  $ (6,366)   $ (4,114)
                                                              ========    ========

     The following table provides amounts recognized in the statement of financial position as of December 31, of both years (in thousands):

                                                            1998       1997
                                                            ----       ----
Prepaid pension cost.....................................  $ 2,519    $ 2,816
Accrued benefit liability................................   (8,885)    (6,930)
                                                           -------    -------
Accrued pension cost.....................................  $(6,366)   $(4,114)
                                                           =======    =======

                                 TERADYNE, INC.

G.  RETIREMENT PLANS -- (CONTINUED)
     There is no additional minimum pension liability to be recognized as of December 31, 1998 and 1997. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $17.6 million, $11.5 million and $2.5 million, respectively, as of December 31, 1998 and $13.6 million, $9.0 million and $1.9 million, respectively, as of December 31, 1997.

H.  COMMON STOCK REPURCHASE PROGRAM

     In 1998, the Company's Board of Directors authorized a 5.0 million share extension to the existing common stock repurchase program that, along with a previous authorization will allow the Company to repurchase up to 10.0 million shares of its common stock on the open market. In 1998, the Company repurchased
1.4 million shares at a cost of $51.2 million, increasing the cumulative shares purchased under this program through 1998 to 5.3 million shares at an aggregate cost of $185.5 million.

I.  STOCK BASED COMPENSATION

     At December 31, 1998, the Company had both stock option plans and stock purchase plans. The Company previously adopted SFAS No. 123 "Accounting for Stock-Based Compensation" (Statement 123), and as permitted by this standard, will continue to apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. The Company is required to disclose pro forma net income and net income per common share amounts had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock based compensation plans been consistent with the method of Statement 123, the amounts reported for 1998, 1997, and 1996, respectively would have been; net income of $77.8 million, $115.4 million and $86.4 million; net income per common share - basic of $0.93, $1.38 and $1.04; and net income per common share - diluted of $0.91, $1.34 and $1.02. The impact to reported net income and per common share amounts of this pro forma disclosure are not comparable among 1998, 1997, and 1996 as Statement 123 did not apply to awards prior to 1995. The amounts of this pro forma disclosure are also not indicative of the impact on net income for future years.

  Stock Option Plans

     Under its stock option plans, all of which are fixed, the Company granted options to certain directors, officers and employees entitling them to purchase common stock at 100% of market value at the date of grant. Stock options granted generally have a maximum term of five years and vest over four years.

     Stock option plan activity for the years 1998, 1997, and 1996 follows (in thousands):

                                                           1998      1997      1996
                                                           ----      ----      ----
Outstanding at January 1................................   8,566     8,503     7,230
     Options granted....................................   6,889     3,176     2,401
     Options exercised..................................  (1,235)   (2,850)     (795)
     Options canceled...................................  (3,446)     (263)     (333)
                                                          ------    ------    ------
Outstanding at December 31..............................  10,774     8,566     8,503
                                                          ======    ======    ======
Exercisable at December 31..............................   4,199     3,394     3,995
                                                          ======    ======    ======
Available for grant at December 31......................   9,408     5,683     5,042
                                                          ======    ======    ======

                                 TERADYNE, INC.

I.  STOCK BASED COMPENSATION -- (CONTINUED)

     Weighted average option exercise price information for the years 1998, 1997 and 1996 follows:

                                                           1998      1997      1996
                                                           ----      ----      ----
Outstanding at January 1................................  $22.48    $13.53    $13.63
     Options granted....................................  $22.95    $36.44    $12.13
     Options exercised..................................  $12.35    $11.75    $ 8.11
     Options canceled...................................  $35.47    $18.80    $18.61
Outstanding at December 31..............................  $19.45    $22.48    $13.53
Exercisable at December 31..............................  $17.32    $17.50    $12.46

     Significant option groups outstanding at December 31, 1998 and related weighted average price and life information follows (options in thousands):

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                 ------------------------------------------     -------------------------
                                   WEIGHTED
                                   AVERAGE
                                  REMAINING                    WEIGHTED-                     WEIGHTED-
           RANGE OF              CONTRACTUAL                    AVERAGE                       AVERAGE
        EXERCISE PRICES          LIFE (YEARS)     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
        ---------------          ------------     ------     --------------     ------     --------------
$ 3.31 - $18.38................      2.00          2,668         $12.18         1,812          $12.30
$19.19 - $19.19................      4.58          3,215         $19.19           621          $19.19
$19.53 - $22.88................      1.44          1,667         $20.82         1,188          $20.73
$23.63 - $46.19................      4.54          3,224         $25.02           578          $24.05
                                                  ------                        -----
     Total.....................      3.45         10,774         $19.45         4,199          $17.32
                                                  ======                        =====

     During 1998, the Company canceled options to purchase 3.2 million shares. The canceled options were originally granted during 1997 at $36.50 per share. New options to purchase 3.2 million shares at $19.19 were then granted. All vesting under the canceled options was lost and new vesting periods were started. The effect of this option repricing on the above pro forma disclosures is considered, under Statement 123, a modification of the terms of the outstanding options. Accordingly, the 1998 pro forma disclosure includes compensation cost for the incremental fair value, under Statement 123, resulting from such modification.

     The weighted average fair value at date of grant for options granted during 1998, 1997 and 1996 was $10.69, $16.11 and $4.79 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                           1998    1997    1996
                                                           ----    ----    ----
Expected life (years)....................................   4.3     4.3     3.9
Interest rate............................................   5.5%    6.5%    6.7%
Volatility...............................................  47.9%   44.2%   41.8%
Dividend yield...........................................   0.0%    0.0%    0.0%

  Employee Stock Purchase Plans

     During 1996, the Company adopted the 1996 Employee Stock Purchase Plan and authorized 0.7 million shares for future issuance. In 1998, the Company authorized an additional 2.0 million shares. Under this plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on the first business day in January (July for new hires) or the last business day of December. In January 1999, the Company issued 0.6 million shares of common stock to employees who participated in the plan during 1998 at a weighted-average price of $27.62 per share. Currently, there are 1.6 million shares reserved for issuance.

                                 TERADYNE, INC.

I.  STOCK BASED COMPENSATION -- (CONTINUED)

     The weighted-average fair value of purchase rights granted in 1998, 1997 and 1996 was $13.02, $7.70 and $8.37, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1998, 1997 and 1996, respectively; dividend yield of 0.0% for all years; an expected life of 1 year for all years; expected volatility of 58.8%, 45.5% and 44.7%; and risk-free interest rates of 5.5%, 5.6% and 5.2%.

J.  SAVINGS PLANS

     The Company sponsors a Savings Plan covering substantially all U.S. employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately. The Company has also established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of this plan are the same as the Savings Plan. Under the Company's savings plans, amounts charged to operations were $9.3 million in 1998 and 1997, and $6.3 million in 1996.

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

L.  INCOME TAXES

     The components of income before income taxes and the provision for income taxes as shown in the consolidated statements of income are as follows (in thousands):

                                                       1998        1997        1996
                                                       ----        ----        ----
Income before income taxes:
     United States.................................  $131,571    $161,942    $106,708
     Non U.S.......................................    14,311      31,403      32,955
                                                     --------    --------    --------
                                                     $145,882    $193,345    $139,663
                                                     ========    ========    ========
Provision (credit) for income taxes:
     Current:
          U.S. Federal.............................  $ 43,501    $ 45,302    $ 40,033
          Non U.S..................................    11,021      13,053      14,802
          State....................................     3,850       6,041       5,861
                                                     --------    --------    --------
                                                       58,372      64,396      60,696
                                                     ========    ========    ========
     Deferred:
          U.S. Federal.............................    (6,102)         77     (13,667)
          Non U.S..................................    (7,655)      1,140        (632)
          State....................................      (850)        124        (308)
                                                     --------    --------    --------
                                                      (14,607)      1,341     (14,607)
                                                     --------    --------    --------
                                                     $ 43,765    $ 65,737    $ 46,089
                                                     ========    ========    ========

                                 TERADYNE, INC.

L.  INCOME TAXES -- (CONTINUED)

     Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1998 and 1997 are as follows (in thousands):

                                                           1998        1997
                                                           ----        ----
Deferred tax assets:
     Inventory valuations..............................  $ 28,605    $ 16,733
     Accruals..........................................     9,786      11,335
     Vacation..........................................     7,257       6,907
     In process research and development...............     2,751       2,456
     Deferred revenue..................................     2,741          62
     U.S. Federal operating loss carryforwards.........       350         975
     Tax credits.......................................     1,955       2,502
     Other.............................................                 3,037
                                                         --------    --------
Total deferred tax assets..............................    53,445      44,007
                                                         --------    --------
Deferred tax liabilities:
     Excess of tax over book depreciation..............   (15,292)    (22,828)
     Amortization......................................    (2,023)       (818)
     Pension...........................................    (3,482)       (827)
     Other.............................................      (940)     (2,433)
                                                         --------    --------
Total deferred tax liabilities.........................   (21,737)    (26,906)
                                                         --------    --------
Net deferred asset.....................................  $ 31,708    $ 17,101
                                                         ========    ========

     A reconciliation of the effective tax rate for the years 1998, 1997, and 1996 follows:

                                                         1998    1997    1996
                                                         ----    ----    ----
U.S. statutory federal tax rate........................  35.0%   35.0%   35.0%
State income taxes, net of federal tax benefit.........   1.3     2.1     2.6
Tax credits............................................  (3.1)   (1.6)   (1.0)
Export sales corporation...............................  (3.4)   (2.8)   (2.9)
Non-deductible costs related to acquisitions...........           0.7
Other, net.............................................   0.2     0.6    (0.7)
                                                         ----    ----    ----
                                                         30.0%   34.0%   33.0%
                                                         ====    ====    ====

     At December 31, 1998 the Company has U.S. Federal operating loss carryforwards of approximately $1.0 million that expire in the years 2000 through 2002. The Company has approximately $2.0 million of U.S. business tax credit carryforwards that expire in the years 1999 through 2005. All of these losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

M.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (Statement No. 131), during the fourth quarter of 1998. Statement No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas.

     The Company has five principal operating segments which are the design, manufacturing and marketing of semiconductor test systems, backplane connection systems, circuit-board test systems, telecommunication test systems, and software test systems. These operating segments were determined based upon the nature of the products and services offered. The Company has three reportable segments; semiconductor test systems

                                 TERADYNE, INC.

M.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

segment, backplane connection systems segment, and other test systems segment. The other test systems segment is comprised of circuit-board test systems, telecommunication test systems, and software test systems. These operating segments were not separately reported as they do not meet any of Statement 131's quantitative thresholds.

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies". Intersegment sales are accounted for at fair value as if sales were to third parties.

                                         SEMICONDUCTOR   BACKPLANE     OTHER
                                             TEST        CONNECTION     TEST      CORPORATE
                                            SYSTEMS       SYSTEMS     SYSTEMS        AND
                                            SEGMENT       SEGMENT     SEGMENT    ELIMINATIONS   CONSOLIDATED
                                         -------------   ----------   -------    ------------   ------------
1998
     Sales to unaffiliated customers...    $967,147       $268,363    $253,641           --      $1,489,151
     Intersegment sales................          --         11,473          --     $(11,473)             --
                                           --------       --------    --------     --------      ----------
     Net sales.........................     967,147        279,836     253,641      (11,473)      1,489,151
     Income before taxes (1)...........     104,586         34,027      32,245      (24,976)        145,882
     Total assets (2)..................     510,938        189,338     114,734      497,804       1,312,814
     Property additions (3)............      87,390         31,417       5,866       39,767         164,440
     Depreciation and amortization
       expense(3)......................      39,973         14,079       7,581       14,671          76,304
1997
     Sales to unaffiliated customers...    $849,144       $218,532    $194,092        4,506      $1,266,274
     Intersegment sales................          --         16,235          --     $(16,235)             --
                                           --------       --------    --------     --------      ----------
     Net sales.........................     849,144        234,767     194,092      (11,729)      1,266,274
     Income before taxes (1)...........     166,766         33,501      10,431      (17,353)        193,345
     Total assets (2)..................     593,290        159,116     118,813      380,455       1,251,674
     Property additions (3)............      76,555         31,523      10,555       13,498         132,131
     Depreciation and amortization
       expense(3)......................      34,304          9,486       5,118       10,243          59,151
1996
     Sales to unaffiliated customers...    $759,474       $177,894    $217,669       16,578      $1,171,615
     Intersegment sales................          --          9,065          --     $ (9,065)             --
                                           --------       --------    --------     --------      ----------
     Net sales.........................     759,474        186,959     217,669        7,513       1,171,615
     Income before taxes (1)...........     144,008         26,665      24,346      (55,356)        139,663
     Total assets (2)..................     321,297        114,147     106,399      554,973       1,096,816
     Property additions (3)............      39,260         16,422       3,262       16,285          75,229
     Depreciation and amortization
       expense(3)......................      32,640          7,448       2,946        7,869          50,903

---------------
(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, net interest income, and certain special charges. In 1997 and 1996 special charges included $5.0 million and $4.0 million for acquired in-process technology, respectively. Special charges in 1996 also includes a $34.1 million product line consolidation charge and a $10.8 million workforce reduction charge.

(2) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.

                                 TERADYNE, INC.

M.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

(3) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

     Information as to the Company's sales in different geographical areas is as follows (in thousands):

                                                                1998         1997         1996
                                                                ----         ----         ----
Sales to unaffiliated customers (1):
     United States.........................................  $  797,143   $  616,838   $  536,826
     Asia Pacific region...................................     266,409      299,624      209,429
     Europe................................................     247,795      190,220      241,244
     Japan.................................................     102,900      114,212      139,095
     Other.................................................      74,904       45,380       45,021
                                                             ----------   ----------   ----------
                                                             $1,489,151   $1,266,274   $1,171,615
                                                             ==========   ==========   ==========

---------------
(1) Sales are attributable to geographic areas based on location of customer.

     Because a substantial portion of the Company's sales are derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10%.

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

                                                                         1998
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $431,569       $406,236       $335,227       $316,119
Expenses:
     Cost of sales...........................    251,947        246,457        239,131        209,639
     Engineering and development.............     48,922         49,164         49,569         47,503
     Selling and administrative..............     58,713         57,549         47,288         49,335
                                                --------       --------       --------       --------
                                                 359,582        353,170        335,988        306,477
                                                --------       --------       --------       --------
Income (loss) from operations................     71,987         53,066           (761)         9,642
     Interest income.........................      3,473          2,871          2,756          4,414
     Interest expense........................       (247)          (266)          (120)          (933)
                                                --------       --------       --------       --------
Income before income taxes...................     75,213         55,671          1,875         13,123
Provision for income taxes...................     25,572         16,311            600          1,282
                                                --------       --------       --------       --------
Net income...................................   $ 49,641       $ 39,360       $  1,275       $ 11,841
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.59       $   0.47       $   0.02       $   0.14
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.58       $   0.46       $   0.01       $   0.14
                                                ========       ========       ========       ========

                                                                         1997
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $248,302       $289,541       $336,747       $391,684
Expenses:
     Cost of sales...........................    152,935        164,648        190,651        226,136
     Engineering and development.............     33,308         42,635         41,663         44,894
     Selling and administrative..............     40,783         47,449         51,685         54,186
                                                --------       --------       --------       --------
                                                 227,026        254,732        283,999        325,216
                                                --------       --------       --------       --------
Income from operations.......................     21,276         34,809         52,748         66,468
     Interest income.........................      5,665          5,234          5,198          4,192
     Interest expense........................       (541)          (565)          (553)          (586)
                                                --------       --------       --------       --------
Income before income taxes...................     26,400         39,478         57,393         70,074
Provision for income taxes...................      9,240         14,476         18,196         23,825
                                                --------       --------       --------       --------
Net income...................................   $ 17,160       $ 25,002       $ 39,197       $ 46,249
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.21       $   0.30       $   0.47       $   0.55
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.20       $   0.29       $   0.45       $   0.54
                                                ========       ========       ========       ========

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 1999, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

       Balance Sheets as of December 31, 1998 and 1997
       Statements of Income for the years ended December 31, 1998, 1997, and
       1996
       Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
       Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996

(a) 2.  FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted since either they are not required or the information is otherwise included.

(a) 3.  LISTING OF EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b) REPORT ON FORM 8-K

     There have been no Form 8-K filings during the three months ended December 31, 1998.

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                -----------                          ----------------------
    3.1      Restated Articles of Organization of       Exhibit 3.1 to the Company's Annual
             the Company, as amended                    Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.

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

    3.3      Amended and Restated Bylaws of the         Exhibit 3.3 to the Company's Annual
             Company                                    Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.

    4.1      Rights Agreement between the Company       Exhibit 4.1 to the Company's Annual
             and The First National Bank of Boston      Report on Form 10-K for the fiscal year
             dated as of March 14, 1990                 ended December 31, 1997.

   10.1      Amended and Restated Multicurrency         Exhibit 10.3 to the Company's Annual
             Revolving Credit Agreement dated as of     Report on Form 10-K for the fiscal year
             January 1, 1996.                           ended December 31, 1995.

   10.2      First Amendment to Amended and Restated    Exhibit 10.2 to the Company's Annual
             Multicurrency Revolving Credit             Report on Form 10-K for the fiscal year
             Agreement dated as of January 31, 1997     ended December 31, 1997.

   10.3      Second Amendment to Amended and            Exhibit 10.3 to the Company's Annual
             Restated Multicurrency Revolving Credit    Report on Form 10-K for the fiscal year
             Agreement dated as of May 20, 1997         ended December 31, 1997.

   10.4      Third Amendment to Amended and Restated
             Multicurrency Revolving Credit
             Agreement dated as of August 21, 1998

   10.5      Teradyne, Inc. Supplemental Executive      Exhibit 10.4 to the Company's Annual
             Retirement Plan                            Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.

   10.6      1991 Employee Stock Option Plan, as        Exhibit 4.2 to the Company's
             amended                                    Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).

   10.7      Megatest Corporation 1990 Stock Option     Exhibit 4.1 to the Company's
             Plan                                       Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).

   10.8      Megatest Corporation Director Stock        Exhibit 4.2 to the Company's
             Option Plan                                Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).

   10.9      1996 Stock Purchase Plan                   Exhibit 4.1 to the Company's
                                                        Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).

   10.10     Master Lease Agreement between Megatest    Exhibit 10.10 to the Company's Annual
             and General Electric Capital               Report on Form 10-K for the fiscal year
             Corporation dated August 10, 1995          ended December 31, 1995.

   10.11     Loan and Security Agreement between        Exhibit 10.11 to the Company's Annual
             Megatest and the CIT Group/Equipment       Report on Form 10-K for the fiscal year
             Financing, Inc. dated August 14, 1995      ended December 31, 1995.

EXHIBIT NO.                DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                -----------                          ----------------------
   10.12     Deed of Trust, Financing Statement,        Exhibit 10.12 to the Company's Annual
             Security Agreement and Fixture Filing      Report on Form 10-K for the fiscal year
             between Megatest and the Sun Life          ended December 31, 1995.
             Assurance Company of Canada (U.S.)
             dated August 25, 1995

   10.13     1997 Employee Stock Option Plan            Exhibit 10.14 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.

   10.14     Letter Agreement dated January 24, 1997    Exhibit 10.15 to the Company's Annual
             between the Company and Executive          Report on Form 10-K for the fiscal year
             Officer                                    ended December 31, 1996.

   10.15     1996 Non-Employee Director Stock Option    Exhibit 10.15 to the Company's Annual
             Plan                                       Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.

   10.16     Letter Agreement dated June 1, 1997        Exhibit 10.15 to the Company's Annual
             between the Company and Member of Board    Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.

   10.17     Letter Agreement dated June 1, 1997        Exhibit 10.16 to the Company's Annual
             between the Company and Member of Board    Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.

   22.1      Subsidiaries of the Company

   23.1      Consent of PricewaterhouseCoopers LLP

   27.1      Financial Data Schedule

   27.2      Financial Data Schedule for the Form
             10-Q for the nine months ended
             September 27, 1997

   27.3      Financial Data Schedule for the Form
             10-Q for the six months ended June 28,
             1998

   27.4      Financial Data Schedule for the Form
             10-Q for the three months ended March
             29, 1998

   27.5      Financial Data Schedule for the Form       Exhibit 27.1 to the Company's Annual
             10-K for the fiscal year ended December    Report on Form 10-K for the fiscal year
             31, 1997                                   ended December 31, 1997.

   27.6      Financial Data Schedule for the Form       Exhibit 27.2 to the Company's Annual
             10-Q for the nine months ended             Report on Form 10-K for the fiscal year
             September 28, 1997                         ended December 31, 1997.

   27.7      Financial Data Schedule for the Form       Exhibit 27.3 to the Company's Annual
             10-Q for the six months ended June 29,     Report on Form 10-K for the fiscal year
             1997                                       ended December 31, 1997.

   27.8      Financial Data Schedule for the Form       Exhibit 27.4 to the Company's Annual
             10-Q for the three months ended March      Report on Form 10-K for the fiscal year
             30, 1997                                   ended December 31, 1997.

   27.9      Financial Data Schedule for the Form       Exhibit 27.5 to the Company's Annual
             10-K for the fiscal year ended December    Report on Form 10-K for the fiscal year
             31, 1996                                   ended December 31, 1997.

   27.10     Financial Data Schedule for the Form       Exhibit 27.6 to the Company's Annual
             10-Q for the nine months ended             Report on Form 10-K for the fiscal year
             September 29, 1996                         ended December 31, 1997.

EXHIBIT NO.                DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                -----------                          ----------------------
   27.11     Financial Data Schedule for the Form       Exhibit 27.7 to the Company's Annual
             10-Q for the six months ended June 30,     Report on Form 10-K for the fiscal year
             1996                                       ended December 31, 1997.

   27.12     Financial Data Schedule for the Form       Exhibit 27.8 to the Company's Annual
             10-Q for the three months ended March      Report on Form 10-K for the fiscal year
             31, 1996                                   ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March, 1999.

                                            TERADYNE, INC.

                                            By:  /s/ JEFFREY R. HOTCHKISS
                                              ----------------------------------
                                                    JEFFREY R. HOTCHKISS,
                                              VICE PRESIDENT AND CHIEF FINANCIAL
                                                            OFFICER

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

            /s/ ALEXANDER V. d'ARBELOFF                    Chairman of the Board        March 25, 1999
---------------------------------------------------
              ALEXANDER V. d'ARBELOFF

             /s/ GEORGE W. CHAMILLARD                   President, Chief Executive      March 25, 1999
---------------------------------------------------  Officer, and Member of the Board
               GEORGE W. CHAMILLARD

             /s/ JEFFREY R. HOTCHKISS                    Vice President and Chief       March 25, 1999
---------------------------------------------------          Financial Officer
               JEFFREY R. HOTCHKISS

               /s/ DONALD J. HAMMAN                  Controller (Principal Accounting   March 25, 1999
---------------------------------------------------              Officer)
                 DONALD J. HAMMAN

                /s/ JAMES W. BAGLEY                              Director               March 25, 1999
---------------------------------------------------
                  JAMES W. BAGLEY

               /s/ ALBERT CARNESALE                              Director               March 25, 1999
---------------------------------------------------
                 ALBERT CARNESALE

               /s/ DANIEL S. GREGORY                             Director               March 25, 1999
---------------------------------------------------
                 DANIEL S. GREGORY

               /s/ DWIGHT H. HIBBARD                             Director               March 25, 1999
---------------------------------------------------
                 DWIGHT H. HIBBARD

               /s/ JOHN P. MULRONEY                              Director               March 25, 1999
---------------------------------------------------
                 JOHN P. MULRONEY

              /s/ VINCENT M. O'REILLY                            Director               March 25, 1999
---------------------------------------------------
                VINCENT M. O'REILLY

              /s/ JAMES A. PRESTRIDGE                            Director               March 25, 1999
---------------------------------------------------
                JAMES A. PRESTRIDGE

                /s/ OWEN W. ROBBINS                              Director               March 25, 1999
---------------------------------------------------
                  OWEN W. ROBBINS

               /s/ RICHARD J. TESTA                              Director               March 25, 1999
---------------------------------------------------
                 RICHARD J. TESTA

              /s/ PATRICIA S. WOLPERT                            Director               March 25, 1999
---------------------------------------------------
                PATRICIA S. WOLPERT