Form 10-Q
period 1999-04-04
TERADYNE INC
filed 1999-05-19
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q
                                 --------------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended April 4, 1999

                                                          OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from __________ to ______________

                           Commission File No. 1-6462


                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

       Massachusetts                                              04-227214
 (State or Other Jurisdiction                                  (I.R.S.Employer
  Incorporation or Organization)                             Identification No.)

 321 Harrison Avenue, Boston, Massachusetts                           02118
 (Address of principal executive offices)                          (Zip Code)

                                  617-482-2700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of May 2, 1999 was 85,107,879 shares.

                                                    TERADYNE, INC.
                                                        INDEX




                                                                                                         Page No.
                                                                                                         --------

                                            PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
              April 4, 1999 and December 31, 1998...........................................................3

         Condensed Consolidated Statements of Income for the
              Three Months Ended April 4, 1999 and March 29, 1998...........................................4

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended April 4, 1999 and March 29, 1998...........................................5

         Notes to Condensed Consolidated Financial Statements..............................................6-8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................9-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................12

                                              PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................12


                                                    TERADYNE, INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                    April 4, 1999         December 31, 1998
                                                                                    -------------         -----------------
                                                                                     (Unaudited)
                                                                                                 (In thousands)
Current assets:
   Cash and cash equivalents.................................................... $     195,758            $     185,514
   Marketable securities........................................................        11,805                   15,914
   Accounts receivable..........................................................       260,063                  219,303
   Inventories:
         Parts..................................................................       150,981                  154,706
         Assemblies in process..................................................        91,363                  111,641
                                                                                 -------------            -------------
                                                                                       242,344                  266,347
   Deferred tax assets..........................................................        49,262                   49,262
   Prepayments and other current assets.........................................        27,908                   23,200
                                                                                 -------------            -------------
         Total current assets...................................................       787,140                  759,540
Property, plant, and equipment, at cost:........................................       881,863                  857,551
      Less: Accumulated depreciation............................................      (444,122)                (422,594)
                                                                                 -------------            -------------
         Net property, plant, and equipment.....................................       437,741                  434,957
Marketable securities...........................................................       104,342                   96,494
Other assets....................................................................        20,005                   21,823
                                                                                 -------------            -------------
         Total assets........................................................... $   1,349,228            $   1,312,814
                                                                                 =============            =============

                                                     LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       7,077            $       7,393
   Current portion of long-term debt............................................           940                    1,309
   Accounts payable.............................................................        65,803                   45,042
   Accrued employees' compensation and withholdings.............................        53,216                   68,431
   Unearned service revenue and customer advances...............................        60,943                   64,674
   Other accrued liabilities....................................................        59,864                   54,071
   Income taxes payable.........................................................         7,360                   14,770
                                                                                 -------------             ------------
         Total current liabilities..............................................       255,203                  255,690
Deferred tax liabilities........................................................        17,554                   17,554
Long-term debt..................................................................        12,985                   13,200
                                                                                 -------------             ------------
         Total liabilities......................................................       285,742                  286,444
                                                                                 -------------             ------------

                                                 SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 250,000 shares authorized,
   84,982 and 83,744 net shares issued and outstanding
   in 1999 and 1998, respectively...............................................        10,623                   10,468
Additional paid-in capital......................................................       329,018                  310,052
Retained earnings...............................................................       723,845                  705,850
                                                                                 -------------             ------------
         Total shareholders' equity.............................................     1,063,486                1,026,370
                                                                                 -------------             ------------
         Total liabilities and shareholders' equity............................. $   1,349,228             $  1,312,814
                                                                                 =============             ============









The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of the condensed consolidated financial statements.

                                                    TERADYNE, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)


                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                       April 4, 1999          March 29, 1998
                                                                       --------------         --------------
                                                                       (In thousands, except per share amounts)

Net sales.....................................................          $  344,454           $  431,569

Expenses:
     Cost of sales............................................             219,858              251,947
     Engineering and development..............................              47,724               48,922
     Selling and administrative...............................              54,481               58,713
                                                                        ----------            ---------
                                                                           322,063              359,582

Income from operations........................................              22,391               71,987

    Interest income...........................................               3,778                3,473
    Interest expense..........................................                (462)                (247)
                                                                        ----------            ---------

Income before income taxes....................................              25,707               75,213

Provision for income taxes....................................               7,712               25,572
                                                                        ----------            ---------


Net income....................................................          $   17,995           $   49,641
                                                                        ==========           ==========

Net income per common share - basic...........................          $     0.21           $     0.59
                                                                        ==========           ==========


Net income per common share - diluted.........................          $     0.20           $     0.58
                                                                        ==========           ==========


Shares used in calculations of net income
    per common share - basic..................................              85,016               83,651
                                                                        ==========           ==========


Shares used in calculations of net income
    per common share - diluted................................              88,997               85,928
                                                                        ==========           ==========









The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of the condensed consolidated financial statements.

                                                    TERADYNE, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                    For the Three Months Ended
                                                                                    --------------------------
                                                                                April 4, 1999        March 29, 1998
                                                                                -------------        --------------
                                                                                           (In thousands)
Cash flows from operating activities:
     Net income........................................................         $     17,995         $       49,641
     Adjustments to reconcile net income to net cash
           Provided by (used for) operating activities:
        Depreciation ..................................................               21,768                 16,852
        Amortization...................................................                  277                    178
        Other non-cash items, net......................................                 (278)                (3,760)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................              (40,760)               (78,168)
             Inventories...............................................               24,003                (57,762)
             Other assets..............................................               (3,166)                (9,259)
             Accounts payable and accruals.............................                7,608                 31,868
             Income taxes payable......................................                8,033                 21,463
                                                                                -------------          -------------

                 Net cash provided by (used for) operating activities..               35,480                (28,947)
                                                                                -------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................              (22,207)               (31,716)
     Increase in equipment manufactured by the Company.................               (2,545)               (16,661)
     Purchases of available-for-sale marketable securities.............              (16,953)               (28,489)
     Maturities of available-for-sale marketable securities............               13,213                 73,107
                                                                                -------------          -------------

             Net cash used for investing activities....................              (28,492)                (3,759)
                                                                                -------------          -------------

Cash flows from financing activities:
     Payments of long term debt........................................                 (422)                  (415)
     Acquisition of treasury stock.....................................              (32,501)               (22,256)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................               36,179                 13,620

                                                                                -------------          -------------

                 Net cash flows provided by (used for) financing activities            3,256                 (9,051)
                                                                                -------------          -------------

Increase (decrease) in cash and cash equivalents.......................               10,244                (41,757)
Cash and cash equivalents at beginning of period.......................              185,514                 74,668
                                                                                ------------           -------------

Cash and cash equivalents at end of period.............................         $    195,758           $     32,911
                                                                                =============          =============

Supplementary disclosure of cash flow information:
        Cash paid (received) during the period for:
               Interest................................................         $        610           $        476
               Income taxes............................................                 (157)                10,640








The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's
Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of the condensed consolidated financial statements.

                                TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

A. The Company
--------------

     Teradyne, Inc. (the "Company") designs, manufactures, markets, and services test systems, and backplane connection systems. The Company has five principal products; semiconductor test systems, backplane connection systems, circuit-board test systems, telecommunications test systems, and software test systems.

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

B. Accounting Policies
----------------------

   Basis of Presentation

     The condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   Preparation of Financial Statements

     The accompanying condensed consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair statement of the results for the interim periods have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Other Comprehensive Income

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income, for the three months ended April 4, 1999 and March 29, 1998.

C.Recently Issued Accounting Pronouncements
-------------------------------------------

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

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

D. Net Income per Common Share
------------------------------

     The following  table sets forth the  computation  of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                  April 4, 1999      March 29, 1998
                                                                  -------------      --------------

Net Income............................................               $ 17,995            $ 49,641

Shares used in net income per common share - basic....                 85,016              83,651
     Effect of dilutive securities:
         Employee and director stock options..........                  3,913               2,188
         Employee stock purchase rights...............                     68                  89
                                                                       ------              ------
     Dilutive potential common shares.................                  3,981               2,277
                                                                       ------              ------
Shares used in net income per common share - diluted..                 88,997              85,928
                                                                       ======              ======

Net income per common share - basic...................                 $ 0.21              $ 0.59
                                                                       ======              ======

Net income per common share - diluted.................                 $ 0.20              $ 0.58
                                                                       ======              ======

Options to purchase  25,826 and 100,828  shares of common stock were  outstanding  during the three months ended April
4, 1999 and March 29, 1998,  respectively,  but were not included in the  calculation of diluted net income per common share because the options' price was greater than the average market price of the common shares during those periods.

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

E. Operating Segment Information
--------------------------------

     The Company has five  principal  operating  segments  which are the design, manufacturing and marketing of semiconductor test systems,  backplane connection
systems,  circuit-board  test  systems,   telecommunication  test  systems,  and
software test systems.  These operating  segments were determined based upon the nature of the products and services  offered.  The Company has three  reportable segments;  semiconductor  test systems  segment,  backplane  connection  systems segment,  and other test  systems  segment.  The other test  systems  segment is comprised of circuit-board  test systems,  telecommunication  test systems,  and software test systems.

     The Company evaluates  performance  based on several factors,  of which the
primary   financial  measure  is  business  segment  income  before  taxes.  The accounting  policies of the business segments are the same as those described in
"Note B:  Accounting  Policies" in the Company's  Annual Report on Form 10-K for
the year ended December 31, 1998.  Intersegment  sales are accounted for at fair value as if sales were to third parties.  Operating segment  information for the three months ended April 4, 1999 and March 29, 1998 follows (in thousands):

                                        Semiconductor   Backplane    Other
                                             Test      Connection     Test    Corporate
                                           Systems       Systems    Systems      and
                                           Segment       Segment    Segment  Eliminations  Consolidated
                                        ------------- ------------- -------- ------------ --------------
Three months ended April 4, 1999:
---------------------------------

Sales to unaffiliated customers           $198,166       $89,561    $56,727             -     $344,454

Intersegment sales                               -         1,238          -       ($1,238)           -
                                        ------------- ------------- -------- ------------- -------------
Net sales                                  198,166        90,799     56,727        (1,238)     344,454

Income before taxes (1)                     19,022        14,486      1,193        (8,994)      25,707

Three months ended March 29, 1998:
----------------------------------

Sales to unaffiliated customers           $319,014       $56,753    $55,802             -      $431,569

Intersegment sales                               -         7,354          -        (7,354)            -
                                        ---------------------------------------------------------------
Net sales                                  319,014        64,107     55,802        (7,354)      431,569

Income before taxes (1)                     77,490         5,825      3,497       (11,599)       75,213



(1)      Income before taxes of the principal  businesses  exclude the effects of employee profit sharing,  management incentive compensation, other unallocated expenses, and net interest income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



                               SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                 STATEMENTS OF INCOME


                                                                              For the Three Months Ended
                                                                              --------------------------
                                                                      April 4, 1999                March 29, 1998
                                                                      -------------                --------------
                                                                                    (In thousands)

Net sales.................................................             $   344,454                  $    431,569
                                                                       ============                 ============

Net income................................................             $    17,995                  $     49,641
                                                                       ============                 ============

Percentage of net sales:
     Net sales............................................                   100%                         100%
     Expenses:
         Cost of sales....................................                    64                           58
         Engineering and development......................                    14                           11
         Selling and administrative.......................                    16                           14
         Interest, net....................................                    (1)                          (1)
                                                                       ------------                 ------------
                                                                              93                           82

     Income before income taxes...........................                     7                           18

     Provision for income taxes...........................                     2                            6

     Net income...........................................                     5%                          12%
                                                                      ============                 ============

Provision for income taxes as a percentage of income
     before taxes.........................................                    30%                          34%
                                                                      ============                 ============

Results of Operations
---------------------

     Sales of $344.5  million  in the  first  quarter  of 1999  were  $87.1  million  or 20% below  those of the first quarter of 1998.  Beginning  in the first  quarter  of 1998 and  continuing  through  the third  quarter of 1998,  the incoming  order rate  weakened,  due to a slowdown in the  semiconductor  industry.  This order  weakness  resulted in reductions in net sales  beginning in the second  quarter of 1998 and  continuing  through the fourth quarter of 1998.
Sales for the first quarter of 1999  increased 9% over the fourth  quarter of 1998.  First quarter 1999  semiconductor test system sales  decreased  38% when compared to the first quarter of 1998.  Backplane  connection  systems sales to unaffiliated  customers  increased  58% over the  corresponding  period in 1998 as a result  of  growth in demand  for networking,  data storage,  and other high  performance  systems.  Other test systems sales increased a modest 2% over the  corresponding  period in 1998. As a result of the overall drop in first quarter 1999 sales,  income before income taxes decreased $49.5 million to $25.7 million over the corresponding period in 1998.

     Incoming  orders  were  $444.1  million in the first  quarter  of 1999  compared  to $340.6  million in the first quarter of 1998.  The  increase in orders was  primarily  due to an increase in  semiconductor  test  systems  orders.
Orders for backplane  connection systems and other test systems also increased over the corresponding  period in 1998.
The Company's  backlog was $679.4  million at the end of the first quarter of 1999 compared with $771.6 million at the end of the first quarter of 1998.

     Cost of sales,  as a percentage  of sales,  increased  from 58% in the first  quarter of 1998 to 64% in the first quarter of 1999. The increase was the result of the  relationship of fixed  manufacturing  costs to the lower level of sales.  In addition,  there was an unfavorable  change in mix as a greater  percentage of total Company sales were for backplane connection systems whose product margins are generally lower than semiconductor test systems.

    Engineering and  development  expenses,  as a percentage of sales,  increased from 11% in the first quarter of 1998 to 14% in the first quarter of 1999. Selling and  administrative  expenses increased to 16% of sales in the first quarter of 1999  compared with 14% of sales in the first quarter of 1998.  While the dollar amount of these expenses declined in 1999, the decrease was not proportionate with the decrease in net sales.

     The Company's  overall  effective tax rate was 30% in the first quarter of 1999.  The overall  effective tax rate for the year ended 1998 was also 30%. The Company  utilized  export sales  corporation  benefits and certain  research and development tax credits to operate below the U.S. statutory rate of 35%


Liquidity and Capital Resources
-------------------------------

     The Company's  cash,  cash  equivalents and marketable  securities  balance  increased $14.0 million in the first quarter of 1999, to $311.9  million.  Cash generated  from  operations was $35.5 million in the first quarter of 1999.
The increase in cash  generated  from  operations  was  principally  due to net income of $18.0  million plus non-cash charges for depreciation and amortization of $22.0 million.  Accounts receivable  increased $40.8 million in the first quarter  of 1999 as a result of an  increase  in first  quarter  sales from the  fourth  quarter of 1998.  Inventories decreased  $24.0  million in the first quarter of 1999 as the Company  utilized  inventory on hand at the beginning of the quarter in support of  shipments.  Cash was used to fund  additions  to  property,  plant and  equipment  of $24.8 million in the first quarter of 1999.  Property,  plant and equipment  expenditures  relate primarily to the expansion of production capacity in semiconductor test and backplane connection systems.

     The Company  repurchased  0.6 million  shares of common stock for $32.5 million in the first quarter of 1999. The cumulative total through the first quarter of 1999,  under the buyback program which began in 1996,  aggregates to 5.9 million  shares of common stock at a cost of $218.0  million.  Cash of $36.2  million in the first quarter of 1999 was generated  from the sale of stock to employees and the exercise of stock  options by employees  and certain  directors under the Company's stock purchase and stock option plans.

     The Company believes its cash, cash equivalents,  and marketable  securities balance of $311.9 million,  together with other sources of funds,  including cash flow generated from  operations and the available  borrowing  capacity of
$120.0  million  under  its  line of  credit  agreement,  will be  sufficient  to meet  working  capital  and  capital expenditure requirements for the foreseeable future.

Certain Factors That May Affect Future Results
----------------------------------------------

     From  time to time,  information  provided  by the  Company,  statements  made by its  employees  or  information included in its filings  with the  Securities  and Exchange  Commission  (including  this Form 10-Q and the  Company's
Annual Report to Shareholders)  may contain  statements  which are not historical  facts,  so-called  "forward looking statements,"  which involve risks and  uncertainties.  In particular,  statements in "Item 2: Management's  Discussion and  Analysis of  Financial  Condition  and Results of  Operations"  relating  to the  sufficiency  of capital to meet working  capital and planned capital  expenditures,  may be forward looking  statements.  The Company's  actual future results may differ  significantly  from those stated in any forward  looking  statements.  Factors that may cause such differences  include,  but are not limited to, the factors  discussed below.  Each of these factors,  and others,  are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     The Company relies on certain  intellectual  property  protections to preserve its intellectual  property rights, including  patents,  copyrights,  and trade  secrets.  While the Company  believes that its patents,  copyrights,  and trade  secrets  have  value,  in  general  no  single  one is in  itself  essential.  The  Company  believes  that its technological  position  depends  primarily  on the  technical  competence  and  creative  ability of its research and development  personnel.  From time to time the Company is notified that it may be in violation of patents,  copyrights and trade  secrets held by others.  An assertion of patent  copyright,  and/or trade secret  infringement  against the
Company,  if successful,  could have a material  adverse  effect on the Company's  business or could require a lengthy and expensive defense which could adversely affect the Company's financial condition and/or operating results.


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

     The Company faces  substantial  competition,  throughout  the world,  in each  operating  segment.  Some of these competitors have substantially greater financial and other resources to pursue engineering,  manufacturing,  marketing and  distribution  of their products.  The Company also faces  competition  from internal  suppliers at several of its customers.  Certain of the Company's  competitors  have introduced or announced new products with certain  performance characteristics  which may be  considered  equal or superior to those  currently  offered by the Company.  The Company expects its  competitors  to continue to improve the  performance  of their  current  products  and to  introduce  new products or new  technologies  that provide  improved cost of ownership and performance  characteristics.  New product introductions  by competitors  could cause a decline in sales or loss of market  acceptance of the Company's  existing products.  Moreover,  increased competitive pressure could lead to intensified price based competition and lower gross margins,  which could  materially  adversely  affect the Company's  business,  financial  condition  and/or results of operations.

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

     Competition for employees with skills required by the Company for its primary business  segments is intense.  The
Company's  success  will  depend on its  ability to  attract  and retain key  technical  employees  in these  business segments.

     The  Company's  quarterly  and annual  operating  results are  affected by a wide  variety of factors  that could materially  adversely  affect revenues and  profitability,  including:  competitive  pressures on selling prices;  the timing and  cancellation of customer orders;  changes in product mix; the Company's  ability to introduce new products and  technologies on a timely basis and transition  customers from existing to new products;  introduction of products and  technologies by the Company's  competitors;  market  acceptance of the Company's and its  competitors'  products;
fulfilling  backlog on a timely basis;  reliance on sole source  suppliers;  potential  retrofit  costs;  the level of orders received which can be shipped in a quarter;  and the timing of investments in engineering and  development.  As a result of the foregoing and other factors,  the Company may experience  material  fluctuations  in future  operating results  on a  quarterly  or annual  basis  which  could  materially  and  adversely  affect its  business,  financial condition, operating results and/or stock price.

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

Item 3: - Quantitative and Qualitative Disclosures about Market Risk

     There were no material changes in the Company's exposure to market risk from December 31, 1998.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.


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



                                                                           TERADYNE, INC.
                                                                             Registrant



                                                                    /s/ JEFFREY R. HOTCHKISS
                                                                    ------------------------
                                                                        Jeffrey R. Hotchkiss
                                                                         Vice President and
                                                                       Chief Financial Officer


                                                                            May 19, 1999