Form 10-Q
period 1999-07-04
TERADYNE INC
filed 1999-08-18
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q
                                    ---------

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended July 4, 1999

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of August 1, 1999 was 171,184,404 shares.


                                 TERADYNE, INC.
                                      INDEX




                                                                                                        Page No.
                                                                                                        --------

                                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
              July 4, 1999 and December 31, 1998............................................................3

         Condensed Consolidated Statements of Income for the
              Three and Six Months Ended July 4, 1999 and June 28, 1998.....................................4

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended July 4, 1999 and June 28, 1998...............................................5

         Notes to Condensed Consolidated Financial Statements...............................................6-8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................9-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................12

                                                      PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................12

Item 4.  Submission of Matters to a Vote of Security Holders................................................12

Item 6 (b). Reports on Form 8-K.............................................................................12

                                                           TERADYNE, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                ASSETS
                                                                                    July 4, 1999          December 31, 1998
                                                                                    ------------          -----------------
                                                                                    (Unaudited)
                                                                                              (In thousands)
Current assets:
   Cash and cash equivalents.................................................... $     143,285            $     185,514
   Marketable securities........................................................       103,316                   15,914
   Accounts receivable..........................................................       284,813                  219,303
   Inventories:
         Parts..................................................................       123,803                  154,706
         Assemblies in process..................................................       133,354                  111,641
                                                                                 -------------            -------------
                                                                                       257,157                  266,347
   Deferred tax assets..........................................................        49,262                   49,262
   Prepayments and other current assets.........................................        36,928                   23,200
                                                                                 -------------            -------------
         Total current assets...................................................       874,761                  759,540
Property, plant, and equipment, at cost:........................................       905,884                  857,551
      Less: accumulated depreciation............................................      (457,418)                (422,594)
                                                                                 -------------            -------------
         Net property, plant, and equipment.....................................       448,466                  434,957
Marketable securities...........................................................       102,405                   96,494
Other assets....................................................................        24,872                   21,823
                                                                                 -------------            -------------
         Total assets........................................................... $   1,450,504            $   1,312,814
                                                                                 =============            =============

                                                              LIABILITIES
Current liabilities:
   Notes payable - banks........................................................ $       7,065            $       7,393
   Current portion of long-term debt............................................           418                    1,309
   Accounts payable.............................................................        99,971                   45,042
   Accrued employees' compensation and withholdings.............................        82,495                   68,431
   Unearned service revenue and customer advances...............................        63,160                   64,674
   Other accrued liabilities....................................................        67,298                   54,071
   Income taxes payable.........................................................         5,905                   14,770
                                                                                 -------------            -------------
         Total current liabilities..............................................       326,312                  255,690
Deferred tax liabilities........................................................        17,554                   17,554
Long-term debt..................................................................        12,978                   13,200
                                                                                 -------------            -------------
         Total liabilities......................................................       356,844                  286,444
                                                                                 -------------            -------------

                                                         SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 250,000 shares authorized,
   170,649  and 83,744 net shares issued and outstanding
   in 1999 and 1998, respectively...............................................        21,331                   10,468
Additional paid-in capital......................................................       312,680                  310,052
Retained earnings...............................................................       759,649                  705,850
                                                                                 -------------            -------------
         Total shareholders' equity.............................................     1,093,660                1,026,370
                                                                                 -------------            -------------
         Total liabilities and shareholders' equity............................. $   1,450,504            $   1,312,814
                                                                                 =============            =============




     The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are an integral part of the condensed consolidated financial statements.


                                                            TERADYNE, INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (Unaudited)

                                                          For the Three Months Ended                  For the Six Months Ended
                                                          --------------------------                  ------------------------

                                                        July 4, 1999        June 28, 1998         July 4, 1999       June 28, 1998
                                                        ------------        -------------         ------------       -------------
                                                                      (In thousands, except per share amounts)
Net sales...................................             $ 400,904          $ 406,236               $ 745,358          $ 837,805

Expenses:
     Cost of sales..........................               236,940            246,457                 456,798            498,404
     Engineering and development............                56,829             49,164                 104,553             98,086
     Selling and administrative.............                59,386             57,549                 113,867            116,262
                                                     -------------      --------------          --------------    ---------------
                                                           353,155            353,170                 675,218            712,752
                                                     -------------      --------------          --------------    ---------------

Income from operations......................                47,749             53,066                  70,140            125,053

Other income (expense):
    Interest income.........................                 3,842              2,871                   7,620              6,344
    Interest expense........................                 (442)              (266)                   (904)              (513)
                                                     --------------     --------------          --------------    ---------------

Income before income taxes..................                51,149             55,671                  76,856            130,884

Provision for income taxes..................                15,345             16,311                  23,057             41,883
                                                     --------------     --------------          --------------    ---------------

Net income..................................              $ 35,804          $  39,360               $  53,799           $ 89,001
                                                     ==============     ==============          ==============    ===============

Net income per common share - basic.........              $   0.21          $    0.24               $    0.32           $   0.53
                                                     ==============     ==============          ==============    ===============

Net income per common share - diluted.......              $   0.20          $    0.23               $    0.30           $   0.52
                                                     ==============     ==============          ==============    ===============

Shares used in calculations of net income
    per common share - basic................               170,245            167,299                 170,138            167,300
                                                     ==============     ==============          ==============    ===============

Shares used in calculations of net income
    per common share - diluted..............               178,061            171,264                 178,028            171,560
                                                     ==============     ==============          ==============    ===============







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

                                                            TERADYNE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (Unaudited)

                                                                                       For the Six Months Ended
                                                                                       ------------------------
                                                                                 July 4, 1999            June 28, 1998
                                                                                 ------------            -------------
                                                                                        (In thousands)
Cash flows from operating activities:
     Net income........................................................         $     53,799            $    89,001
     Adjustments to reconcile net income to net cash
           Provided by operating activities:
        Depreciation ..................................................               43,536                 35,973
        Amortization...................................................                  554                    427
        Other non-cash items, net......................................                  713                (4,382)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................             (65,510)               (54,030)
             Inventories...............................................                9,190               (76,146)
             Other assets..............................................             (17,330)                (7,441)
             Accounts payable and accruals.............................               80,707                 34,808
             Income taxes payable......................................               18,670
                                                                                                              (800)
                                                                                -------------          -------------

                 Net cash provided by operating activities.............              124,329                 17,410
                                                                                -------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................             (51,678)               (64,938)
     Increase in equipment manufactured by the Company.................              (6,570)               (37,198)
     Purchases of available-for-sale marketable securities.............             (32,437)               (51,370)
     Maturities of available-for-sale marketable securities............               27,626                152,637
     Purchases of held-to-maturity marketable securities...............             (88,503)              ( 19,697)
                                                                                -------------          -------------

             Net cash used for investing activities....................            (151,562)               (20,566)
                                                                                -------------          -------------

Cash flows from financing activities:
     Payments of long term debt........................................                (951)                  (836)
     Acquisition of treasury stock.....................................             (65,389)               (22,256)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................               51,344                 18,888
                                                                                ------------           -------------
                 Net cash flows used for financing activities..........             (14,996)                (4,204)
                                                                                -------------          -------------

Decrease in cash and cash equivalents..................................             (42,229)                (7,360)
Cash and cash equivalents at beginning of period.......................              185,514                 74,668
                                                                                ------------           -------------
Cash and cash equivalents at end of period.............................         $    143,285           $     67,308
                                                                                =============          =============

Supplementary disclosure of cash flow information:
        Cash paid during the period for:
               Interest................................................         $        951           $        590
               Income taxes............................................                4,910                 43,101








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

   Other Comprehensive Income

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income, for the three and six month periods ended July 4, 1999 and June 28, 1998.

C. Recently Issued Accounting Pronoucements
-------------------------------------------

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its 2001 fiscal year. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities.


D. Common Stock Split
---------------------

     On July 30, 1999 the Company's Board of Directors authorized a two for one stock split effected in the form of a 100% stock dividend to be distributed on August 31, 1999 to shareholders of record as of August 17, 1999. As a result of the stock split, the accompanying condensed consolidated interim financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been stated to reflect the retroactive effect of the stock split, except for the capitalization of the Company at December 31, 1998.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


E. Net Income per Common Share
------------------------------

     The  following  table sets forth the  computation  of basic and diluted net income per common share (in thousands,except per share amounts):
                                                                     For the Three Months Ended            For the Six Months Ended
                                                                     --------------------------            ------------------------
                                                                  July 4, 1999       June 28, 1998      July 4, 1999  June 28, 1998
                                                                  ------------       -------------      ------------  -------------

Net Income.............................................              $ 35,804           $ 39,360        $ 53,799            $ 89,001

Shares used in net income per common share - basic....                170,245            167,299         170,138             167,300
     Effect of dilutive securities:
         Employee and director stock options..........                  7,431              3,425           7,629              3,900
         Employee stock purchase rights...............                    385                540             261                360
                                                                      -------            -------         -------            -------
     Dilutive potential common shares.................                  7,816              3,965           7,890              4,260
                                                                      -------            -------         -------            -------
Shares used in net income per common share - diluted..                178,061            171,264         178,028             171,560
                                                                      =======            =======         =======            =======

Net income per common share - basic...................                 $ 0.21             $ 0.24          $ 0.32             $ 0.53
                                                                       ======             ======          ======             ======

Net income per common share - diluted.................                 $ 0.20             $ 0.23          $ 0.30             $ 0.52
                                                                       ======             ======          ======             ======

     For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the three and six month periods then ended. Outstanding options to purchase 89,134 and 6,623,154 shares of common stock during the three months ended July 4, 1999 and June 28, 1998, respectively, were not included in the calculation of diluted net income per common share. Outstanding options to purchase 70,394 and 3,412,406 shares of common stock during the six months ended July 4, 1999 and June 28, 1998, respectively, were not included in the calculation of diluted net income per common share.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Concluded
                                   (Unaudited)


F. Operating Segment Information
--------------------------------

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

     The Company evaluates  performance  based on several factors,  of which the
primary   financial  measure  is  business  segment  income  before  taxes.  The accounting  policies of the business segments are the same as those described in
"Note B:  Accounting  Policies" in the Company's  Annual Report on Form 10-K for
the year ended December 31, 1998.  Intersegment  sales are accounted for at fair value as if sales were to third parties.  Operating segment  information for the three and six month  periods  ended July 4, 1999 and June 28,  1998  follows (in thousands):

                              Sales to                                              Sales to
                              Unafilliated  Intersegment   Net      Income          Unafilliated Intersegment Net    Income
Reportable Segments           Customers     Sales          Sales    Before Taxes(1) Customers    Sales        Sales  Before Taxes(1)
-------------------           ---------     -----          -----    ------------    ---------    -----        -----  --------------

                              Three months ended July 4, 1999:                       Three months ended June 28, 1998:
                              --------------------------------                       ---------------------------------

Semiconductor Test Systems    $263,263                     $263,263 $51,962          $275,000                 $275,000  $41,922
Backplane Connection Systems    86,530     $4,766            91,296  14,716            61,197     $2,761        63,958    7,280
Other Test Systems              51,111                       51,111  (4,806)           70,039                   70,039   13,750
Corporate and Eliminations                 (4,766)           (4,766)(10,723)                      (2,761        (2,761)  (7,281)
                              --------     -------         -------- --------         --------     -------     --------  -------
Consolidated                  $400,904     $  -            $400,904 $51,149          $406,236     $  -        $406,236  $55,671
                              ========     =======         ======== ========         ========     =======     ========  =======

                              Six months ended July 4, 1999:                         Six months ended June 28, 1998:
                              --------------------------------                       ---------------------------------

Semiconductor Test Systems    $461,429                     $461,429 $70,984          $594,014                 $594,014 $119,412
Backplane Connection Systems   176,091     $6,004           182,095  29,202           117,950     $10,115      128,065   13,105
Other Test Systems             107,838                      107,838  (3,613)          125,841                  125,841   17,247
Corporate and Eliminations                 (6,004)           (6,004)(19,717)                      (10,115)     (10,115) (18,880)
                              --------     -------         -------- --------         --------     --------    -------- --------
Consolidated                  $745,358     $  -            $745,358 $76,856          $837,805     $  -        $837,805 $130,884
                              ========     =======         ======== ========         ========     ========    ======== ========

(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                       SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                         STATEMENTS OF INCOME


                                                              For the Three Months Ended                For the Six Months Ended
                                                              --------------------------                ------------------------
                                                         July 4, 1999          June 28, 1998       July 4, 1999       June 28, 1998
                                                         ------------          -------------       ------------       -------------
                                                                    (In thousands)                        (In thousands)

Net sales....................................            $   400,904           $    406,236         $   745,358          $  837,805
                                                         ===========           ============         ===========          ===========

Net income...................................              $  35,804           $     39,360         $    53,799          $    89,001
                                                         ===========           ============         ===========          ===========

Percentage of net sales:
     Net sales...............................                    100%                  100%                100%                 100%
     Expenses:
         Cost of sales.......................                     59                    61                  62                  59
         Engineering and development.........                     14                    12                  14                  12
         Selling and administrative..........                     15                    14                  15                  14
         Interest, net.......................                     (1)                   (1)                 (1)                 (1)
                                                            ---------             ---------           ---------           ----------
                                                                  87                    86                  90                  84

     Income before income taxes..............                     13                    14                  10                  16
     Provision for income taxes..............                      4                     4                   3                   5

                                                            ---------             ---------           ---------           ----------
     Net income..............................                      9%                   10%                  7%                  11%
                                                            =========             =========           =========           ==========

Provision for income taxes as a percentage of income
     before taxes............................                     30%                   29%                 30%                  32%
                                                            =========             =========           =========           ==========


Results of Operations
---------------------

     Sales of $400.9 million in the second quarter of 1999 decreased $5.3 million or 1% from the second quarter of 1998. Second quarter 1999 semiconductor test systems sales and other test systems sales decreased 4% and 27%, respectively, when compared to the second quarter of 1998. Second quarter 1999 backplane connection systems sales to unaffiliated customers increased 41% over the corresponding period in 1998. Sales increased 16% in the second quarter of 1999 over the first quarter of 1999 due to an increase in incoming orders of semiconductor test systems during the fourth quarter of 1998 and the first half of 1999. Income before income taxes in the second quarter of 1999 decreased $4.5 million from the second quarter of 1998 to $51.1 million. For the first six months of 1999, income before income taxes decreased $54.0 million to $76.9 million.

     Incoming orders were a record $571.0 million in the second quarter of 1999 compared to $249.8 million in the second quarter of 1998. The increase in incoming orders was led by a 242% increase in semiconductor test systems orders. The Company's backlog was $849.5 million at the end of the second quarter of 1999 compared with $615.1 million at the end of the second quarter of 1998.

     Cost of sales decreased from 61% of sales in the second quarter of 1998 to 59% in the second quarter of 1999. The margin improvement was due to lower average costs on semiconductor test systems sales. For the first six months of 1999 cost of sales, as a percentage of sales, increased to 62% from 59% in the first six months of 1998. The increase in the first six months of 1999 was the result of the relationship of fixed manufacturing costs to the lower level of sales. In addition, there was an unfavorable change in mix as a greater percentage of total Company sales were for backplane connection systems whose product margins are generally lower than semiconductor test systems.

     Engineering and development expenses, as a percentage of sales, increased from 12% in the second quarter and first six months of 1998 to 14% in the second quarter and first six months of 1999. These increases were due to increased engineering and development spending to support new product development efforts.




     Selling and administrative expenses, as a percentage of sales, increased to 15% in the second quarter and first six months of 1999 compared with 14% in the second quarter and first six months of 1998. These percentage increases were primarily due to the decrease in sales in the second quarter and first six months of 1999 compared with 1998. The dollar amount of selling and administrative expenses for the second quarter and first six months of 1999 did not materially fluctuate from those of the second quarter and first six months of 1998.


     The Company's overall effective tax rate was 30% in the second quarter of 1999 and the first six months of 1999. The overall effective tax rate for the year ended 1998 was also 30%. The Company utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.


Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents and marketable securities balance increased $51.1 million in the first six months of 1999, to $349.0 million. Cash generated from operations was $124.3 million in the first six months of 1999. Cash generated from operations was principally due to net income of $53.8 million plus non-cash charges for depreciation and amortization of $44.1 million. Accounts receivable increased $65.5 million in the first six months of 1999 as a result of an increase in sales volume from the fourth quarter of 1998. Inventories decreased $9.2 million in the first six months of 1999 as the Company utilized inventory on hand at the beginning of the year in support of increased shipments. Cash was used to fund additions to property, plant and equipment of $58.2 million in the first six months of 1999. Property, plant and equipment expenditures relate primarily to the expansion of production capacity in semiconductor test and backplane connection systems.

     The Company repurchased 1.1 million shares of common stock for $65.4 million in the first six months of 1999. Cash of $51.3 million in the first six months of 1999 was generated from the sale of stock to employees and the exercise of stock options by employees and certain directors under the Company's stock purchase and stock option plans.

     The Company believes its cash, cash equivalents, and marketable securities balance of $349.0 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

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

     The Company has completed an inventory and assessment of internal business systems that use date-sensitive software. As of July 30, 1999, all enterprise-wide business systems have been tested and modified as necessary to be Year 2000 ready. Most other internal business and operating systems are now Year 2000 ready, with the remaining systems scheduled to be ready on or before September 30, 1999.

     The Company is also at risk of disruption to its business if Year 2000 problems are experienced by its key suppliers. To mitigate this risk, the Company has surveyed and done follow-up investigations with a large number of its suppliers to determine their readiness for the year 2000. Telephone audits and on-site visits to evaluate key suppliers were substantially completed by July 30, 1999.

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

Item 4: Submission of Matters to a Vote of Security Holders

     The annual meeting of security holders of the Company was held May 27, 1999. The following were elected as Directors:

                                                           Total Vote                           Total Vote Withheld
Nominee                                                 For Each Nominee                          For Each Nominee

Alexander V. d'Arbeloff                                    63,999,440                                7,536,930
James W. Bagley                                            64,050,735                                7,485,635
Daniel S. Gregory                                          64,013,375                                7,522,995
Vincent M. O'Reilly                                        64,046,884                                7,489,486

     The term of office for the following directors continued after the meeting:
Albert Carnesale, George W. Chamillard, Dwight H. Hibbard, John P. Mulroney, James A. Prestridge, Owen W. Robbins, Richard J. Testa, and Patricia S. Wolpert.

     In addition, the security holders ratified the selection of the firm PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 1999, with 71,475,107 shares voting in favor, 23,862 shares voting against, and 37,401 shares abstaining.

Item 6(b): Reports on Form 8-K

     There had been no Form 8-K filings during the quarter ended July 4, 1999, as none were required.


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


                                                                           August 18, 1999