Form 10-Q
period 1999-10-03
TERADYNE INC
filed 1999-11-19
CIK 97210

Securities and Exchange Commission

                             Washington, D.C. 20549
                             ----------------------

                                    Form 10-Q
                                    ---------

     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934

                 for the quarterly period ended October 3, 1999

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(D) of the Securities
                              Exchange Act of 1934

           for the transition period from __________ to ______________

                           Commission File No. 1-6462


                                 TERADYNE, INC.
             (Exact name of registrant as specified in its charter)

      Massachusetts                                04-2272148
      (State or Other Jurisdiction                 (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

      321 Harrison Avenue, Boston, Massachusetts   02118
      (Address of principal executive offices)     (Zip Code)

                                  617-482-2700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 Months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 Days. Yes X No _

     The number of shares outstanding of the registrant's only class of common stock as of October 31, 1999 was 170,997,816 shares.

                                                           Teradyne, Inc.
                                                               Index



                                                                                                         Page No.
                                                                                                         --------

                                                   Part I. Financial Information

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
              October 3, 1999 and December 31, 1998.........................................................3

         Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended October 3, 1999 and September 27, 1998............................4

         Condensed Consolidated Statements of Cash Flows for the
              Nine Months Ended October 3, 1999 and September 27, 1998......................................5

         Notes to Condensed Consolidated Financial Statements..............................................6-8

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................... 9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................12

                                                     Part II. Other Information

Item 1. Legal Proceedings...................................................................................12

Item 6 (b). Reports On Form 8-K.............................................................................12



                                                           Teradyne, Inc.
                                               Condensed Consolidated Balance Sheets

                                                               Assets
                                                                                 October 3, 1999          December 31, 1998
                                                                                 ---------------          -----------------
                                                                                   (Unaudited)
                                                                                              (In thousands)
Current assets:
   Cash and cash equivalents.................................................... $     121,205            $     185,514
   Marketable securities........................................................       102,624                   15,914
   Accounts receivable..........................................................       314,953                  219,303
   Inventories:
         Parts..................................................................       124,460                  154,706
         Assemblies in Process..................................................       158,171                  111,641
                                                                                    ----------                ---------
                                                                                       282,631                  266,347
   Deferred tax assets..........................................................        49,262                   49,262
   Prepayments and other current assets.........................................        34,120                   23,200
                                                                                    ----------                ---------
         Total current assets...................................................       904,795                  759,540
Property, plant, and equipment, at cost:........................................       945,833                  857,551
      Less: accumulated depreciation............................................      (476,754)                (422,594)
                                                                                    ----------                ---------
         Net property, plant, and equipment.....................................       469,079                  434,957
Marketable securities...........................................................       133,379                   96,494
Other assets....................................................................        27,136                   21,823
                                                                                    ----------                ---------
         Total assets........................................................... $   1,534,389            $   1,312,814
                                                                                    ==========                =========

                                                            Liabilities
Current liabilities:
   Notes payable - banks........................................................ $       8,012           $        7,393
   Current portion of long-term debt............................................         4,729                    1,309
   Accounts payable.............................................................       119,810                   45,042
   Accrued employees' compensation and withholdings.............................        94,231                   68,431
   Unearned service revenue and customer advances...............................        66,983                   64,674
   Other accrued liabilities....................................................        71,111                   54,071
   Income taxes payable.........................................................         2,048                   14,770
                                                                                     ---------                ---------
         Total current liabilities..............................................       366,924                  255,690
Deferred tax liabilities........................................................        17,554                   17,554
Long-term debt..................................................................         8,841                   13,200
                                                                                     ---------                ---------
         Total liabilities......................................................       393,319                  286,444
                                                                                     ---------                ---------

                                                        Shareholders' Equity

Common stock, $0.125 par value, 250,000 shares authorized,
   171,237 and 83,744 net shares issued and outstanding
   in 1999 and 1998, respectively...............................................        21,405                   10,468
Additional paid-in capital......................................................       297,355                  310,052
Retained earnings...............................................................       822,310                  705,850
                                                                                     ---------                ---------
         Total Shareholders' Equity.............................................     1,141,070                1,026,370
                                                                                     ---------                ---------
         Total Liabilities and Shareholders' Equity............................. $   1,534,389             $  1,312,814
                                                                                     =========                =========







The accompanying  notes,  together with the Notes to Consolidated  Financial  Statements  included in the Company's Annual Report On
Form 10-K for the year ended December 31, 1998 are an integral part of the condensed consolidated financial statements.

                                                           Teradyne, Inc.
                                            Condensed Consolidated Statements of Income
                                                             (Unaudited)

                                                           For the Three Months Ended                For the Nine Months Ended
                                                           --------------------------                -------------------------
                                                    October 3, 1999   September 27, 1998         October 3, 1999  September 27, 1998
                                                    ---------------   ------------------         ---------------  ------------------
                                                                        (In thousands,except per share amounts)

Net sales...................................         $     497,039      $     335,227           $    1,242,397      $     1,173,032

Expenses:
     Cost of Sales..........................               281,299            239,131                  738,097              737,535
     Engineering and development............                60,331             49,569                  164,884              147,655
     Selling and administrative.............                70,470             47,288                  184,337              163,550
                                                     -------------      --------------          ---------------     ----------------
                                                           412,100            335,988                1,087,318            1,048,740
                                                     --------------     --------------          ---------------     ----------------

Income (loss) from operations...............                84,939              (761)                  155,079              124,292

Other income (expense):
    Interest income.........................                 4,794              2,756                   12,414                9,100
    Interest expense........................                  (217)              (120)                  (1,121)                (633)
                                                     --------------     --------------          ---------------     ----------------

Income before income taxes..................                89,516              1,875                  166,372              132,759

Provision for income taxes..................                26,855                600                   49,912               42,483
                                                     -------------      -------------           --------------      ---------------

Net income..................................          $     62,661      $       1,275            $     116,460       $       90.276
                                                      =============     ==============           ==============      ===============

Net income per common share - basic.........          $       0.37      $        0.01            $        0.68       $         0.54
                                                      =============     ==============           ==============      ===============

Net income per common ahare - diluted.......          $       0.35      $        0.01            $        0.65       $         0.53
                                                      =============     ==============           ==============      ===============

Shares used in calculations of net income
    per common share - basic................               171,098            168,038                  170,458              167,546
                                                      =============     ==============           ==============      ===============

Shares used in calculations of net income
    per common share - diluted..............               179,026            171,252                  178,361              171,457
                                                      =============     ==============           ==============      ===============







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

                                                           Teradyne, Inc.
                                          Condensed Consolidated Statements of Cash Flows
                                                             (Unaudited)


                                                                                         For the Nine Months Ended
                                                                                  October 3, 1999     September 27, 1998
                                                                                  ---------------     -------------------
                                                                                             (In thousands)
Cash flows from operating activities:
     Net income........................................................         $     116,460           $     90,276
     Adjustments to reconcile net income to net cash
           Provided by operating activities:
        Depreciation ..................................................                63,779                 55,070
        Amortization...................................................                   831                    676
        Provision for excess inventory.................................                                       23,000
        Other non-cash items, net......................................                 3,313                (3,335)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................              (95,650)                 19,836
             Inventories...............................................              (16,284)               (47,292)
             Other assets..............................................              (17,063)                (3,610)
             Accounts payable and accruals.............................               119,918                  3,352
             Income taxes payable......................................                36,404                (9,542)
                                                                                --------------          -------------

                 Net cash provided by operating activities.............               211,708                128,431
                                                                                --------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................              (78,418)               (98,079)
     Increase in equipment manufactured by the Company.................              (21,853)               (46,469)
     Purchases of available-for-sale marketable securities.............             (116,002)               (61,333)
     Maturities of available-for-sale marketable securities............                81,634                157,512
     Purchases of held-to-maturity marketable securities...............             (118,991)               (19,697)
     Maturities of held-to-maturity marketable securities..............                29,763
                                                                                --------------          -------------

             Net cash used for investing activities....................             (223,867)               (68,066)
                                                                                --------------          -------------

Cash flows from financing activities:
     Payments of long term debt........................................               (1,263)                (1,222)
     Acquisition of treasury stock.....................................             (120,605)               (22,256)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................                69,718                 19,709
                                                                                --------------          -------------

                 Net cash flows used for financing activities..........              (52,150)                (3,769)
                                                                                --------------          -------------

(Decrease) increase in cash and cash equivalents.......................              (64,309)                 56,596
Cash and cash equivalents at beginning of period.......................               185,514                 74,668
                                                                                --------------          -------------

Cash and cash equivalents at end of period.............................         $     121,205           $    131,264
                                                                                ==============          =============

Supplementary disclosure of cash flow information:
        Cash paid during the period for:
               Interest................................................         $       1,157           $        656
               Income taxes............................................                13,874                 49,494






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

                                 Teradyne, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


A. The Company
--------------

     Teradyne, Inc. (the "Company") designs, manufactures, markets, and services test systems and backplane connection systems. The Company has five principal products; semiconductor test systems, backplane connection systems, circuit-board test systems, telecommunications test systems, and software test systems.

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

B. Accounting Policies
----------------------

   Basis of Presentation

     The condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The December 31, 1998 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   Preparation of Financial Statements

     The accompanying condensed consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair statement of the results for the interim periods have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements. In addition estimates and assumptions affect the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

   Other Comprehensive Income

     The Company previously adopted SFAS No. 130, "Reporting Comprehensive Income" (Statement 130), which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements.
Comprehensive income is equal to net income, for the three and nine month periods ended October 3, 1999 and September 27, 1998.

C. Recently Issued Accounting Pronoucements
---------------------------------------------

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its 2001 fiscal year. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities.

                                 Teradyne, Inc.
        Notes to Condensed Consolidated Financial Statements - Continued
                                   (Unaudited)


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

E. Net Income per Common Share
--------------------------------

     The  following  table sets forth the  computation  of basic and diluted net income per common share (in  thousands,  except per share amounts):
                                                     For the Three Months Ended                 For the Nine Months Ended
                                                     --------------------------                 -------------------------
                                                     October 3, 1999   September 27, 1998       October 3, 1999   September 27, 1998
                                                     ---------------   ------------------       ---------------   ------------------

Net Income.......................................... $ 62,661           $  1,275                $116,460            $ 90,276

Shares used in net income per common share - basic..  171,098            168,038                 170,458             167,546
     Effect of dilutive securities:
         Employee and director stock options........    7,299              2,090                   7,519               3,298
         Employee stock purchase rights.............      629              1,124                     384                 613
                                                      -------            -------                 -------             -------
     Dilutive potential common shares...............    7,928              3,214                   7,903               3,911
                                                      -------            -------                 -------             -------

Shares used in net income per common share - diluted  179,026            171,252                 178,361             171,457
                                                      =======            =======                 =======             =======

Net income per common share - basic.................   $ 0.37             $ 0.01                  $ 0.68              $ 0.54
                                                       ======             ======                  ======              ======

Net income per common share - diluted...............   $ 0.35             $ 0.01                  $ 0.65              $ 0.53
                                                       ======             ======                  ======              ======

     For purposes of computing diluted earnings per  share, weighted average  common share equivalents do not  include stock options with an exercise price that exceeds the average fair market value of the Company's common stock for the three and nine month periods ended October 3, 1999 and September 27, 1998,  respectively.  Outstanding  options to purchase 27,566 and 7,979,216 shares of common stock during the three months ended October 3, 1999 and September 27, 1998,  respectively,  were not included in the  calculation of diluted net income per common share.  Outstanding  options to purchase  56,118 and 4,934,674  shares of common stock during the nine months ended October 3, 1999 and September 27, 1998,  respectively,  were not included in the  calculation of diluted net income per common share.

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

     The Company evaluates  performance based on several factors,  of which the primary financial measure is business segment income before taxes. The accounting  policies of the business segments are the same as those described in "Note B: Accounting  Policies" in the Company's  Annual Report on Form 10-K for the year ended  December 31, 1998.  Intersegment  sales are accounted for at estimated fair value as if sales were to third parties.  Operating  segment  information for the three and nine month periods ended October 3,
1999, and September 27, 1998 follows (in thousands):


                            Sales to                               Income        Sales to                              Income
                            Unaffiliated Intersegment  Net         Before        Unaffiliated Intersegment  Net        Before
                            Customers    Sales         Sales       Taxes (1)     Customers    Sales         Sales      Taxes (1)
                            ---------    -----         -----       ---------     ---------    -----         -----      ---------


                            Three months ended October 3, 1999:                  Three months ended September 27, 1998:
                            -----------------------------------                  --------------------------------------

Semiconductor Test          $ 359,193                  $ 359,193   $ 103,523     $  201,764                  $ 201,764  $(13,546)
Backplane Connections          90,023    $ 5,124          95,147      15,336         72,100    $    428         72,528      9,802
Other Test                     47,823                     47,823     (6,822)         61,363                     61,363      6,341
Corporate                           0     (5,124)        (5,124)    (22,521)              0       (428)          (428)      (722)
                            ---------    -------       --------    --------      ----------    --------       --------   --------

Consolidated                $ 497,039    $     0       $ 497,039   $ 89,516      $  335,227    $      0      $ 335,227  $   1,875
                            =========    =======       =========   ========      ==========    ========      =========  =========

                            Nine months ended October 3, 1999:                    Nine months ended September 27, 1998:
                            ----------------------------------                    -------------------------------------


Semiconductor Test          $  820,622                 $  820,622  $ 174,507     $  795,778                  $  795,778 $ 105,866
Backplane Connections          266,114   $ 11,128         277,242     44,538        190,050    $ 10,543         200,593    22,907
Other Test                     155,661                    155,661   (10,435)        187,204                     187,204    23,588
Corporate                            0   (11,128)        (11,128)   (42,238)              0    (10,543)        (10,543)   (19,602)
                            ----------   --------      ----------  ---------     ----------    --------      ---------- ---------

Consolidated                $1,242,397   $      0      $1,242,397  $ 166,372     $1,173,032    $      0      $1,173,032 $ 132,759
                            ==========   ========      ==========  =========     ==========    ========      ========== =========




(1)      Income  before taxes of the principal  businesses  exclude the effects of employee  profit  sharing,  management  incentive compensation, other unallocated expenses, and net interest income.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                                      SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                                                        STATEMENTS OF INCOME


                                                               For the Three Months Ended                  For the Nine Months Ended
                                                               --------------------------                  -------------------------
                                                           October 3,           September 27,          October 3,      September 27,
                                                              1999                  1998                  1999             1998
                                                              ----                  ----                  ----             ----
                                                                   (In thousands)                              (In thousands)

Net sales....................................            $   497,039           $    335,227         $ 1,242,397          $ 1,173,032
                                                         ===========           ============         ===========          ===========

Net income...................................              $  62,661           $      1,275         $   116,460          $    90,276
                                                         ===========           ============         ===========          ===========

Percentage of net sales:
     Net sales...............................                    100%                  100%                100%                 100%
     Expenses:
         Cost of products sold...............                     57                    64                  60                   61
         Provision for excess inventory......                      0                     7                   0                    2
                                                           ----------             ---------           ---------           ----------
                 Cost of sales...............                     57                    71                  60                   63
         Engineering and development.........                     12                    15                  13                   13
         Selling and administrative..........                     14                    14                  15                   14
         Interest, net.......................                     (1)                   (1)                 (1)                  (1)
                                                            ---------             ---------           ---------           ----------
                                                                  82                    99                  87                   89

     Income before income taxes..............                     18                     1                  13                   11
     Provision for income taxes..............                      5                     0                   4                    3

                                                            ---------             ---------           ---------           ----------
     Net income..............................                     13%                    1%                  9%                   8%
                                                            =========             =========           =========           ==========

Provision for income taxes as a percentage of income
     before taxes............................                     30%                   32%                 30%                  32%
                                                            =========             =========           =========           ==========

Results of Operations
---------------------

    The Company recorded record sales of  $497.0 million in the  third quarter of 1999 an increase of $161.8 million or 48% from the third  quarter of 1998. Third quarter 1999  semiconductor test systems sales and  backplane connection system  sales to unaffiliated customers  increased 78% and 25%,  respectively, when  compared to the third quarter of 1998.  Third quarter 1999 other test systems sales decreased 22% over the corresponding period in 1998. Sales increased 24% in the third quarter of 1999  over the second quarter of 1999  due to an increase in  incoming orders of  semiconductor test systems during  the first  half of 1999. The Company recorded sales of  $1.24  billion in the first  nine months of 1999 an  increase of $69.4  million  or 6% over the first nine months of 1998.
Semiconductor test systems sales and backplane connection system sales to unaffiliated customers increased 3% and 40%, respectively, when compared to the first nine months of 1998.  Other test  systems sales for the first nine  months of 1999 decreased 17% over the corresponding period in 1998. Income before income taxes in the third quarter of 1999 increased $87.6 million from the third quarter of 1998 to $89.5 million. The third quarter of 1998 results  included a pre-tax provision for excess inventory of $23.0 million. For the first nine months of 1999, income before income taxes increased $33.6 million to $166.4 million.

     Incoming  orders were $490.5  million in the third quarter of 1999 compared to $244.8 million in the third quarter of 1998. The increase in incoming  orders was led by a 186% increase in  semiconductor  test systems  orders.  The  Company's  backlog was $843.0 million at the end of the third quarter of 1999 compared with $524.7 million at the end of the third quarter of 1998.

     Cost of sales  decreased from 64% of sales in the third quarter of 1998  (excluding the provision for excess  inventory) to 57%
in the third quarter of 1999 and from 61% in the first nine months of 1998  (excluding  the  provision for excess  inventory) to 60%
in the first nine  months of 1999.  The  quarter  over  quarter  margin  improvement  was due to the  increased  utilization  of the
Company's  manufacturing  overhead as sales volume increased while certain  components of cost of sales remained fixed. In addition, the Company experienced a favorable change in its product mix.

     Engineering and development expenses, as a percentage  of sales, decreased from 15% in the third quarter  of 1998 to 12% in the third quarter of 1999. This percentage decrease was due to engineering and development expenses growing at a lesser rate than sales.
Engineering and development expenses, as a percentage of sales, was 13% in the first nine months of 1999 and 1998. The dollar amount of engineering and development expenses for the third quarter of 1999 and the first nine months of 1999  increased $10.8 million and
$17.2 million, respectively over the corresponding periods in 1998. These spending increases were primarily in direct support of new product development efforts in semiconductor test systems.

     Selling and  administrative  expenses,  as a percentage  of sales,  was 14% in the third  quarter of 1999 and 1998.  The dollar amount of selling and  administrative  expenses  for the third  quarter and nine months of 1999  increased  $23.2  million and $20.8 million over the third quarter and nine months of 1998,  respectively,  due to higher compensation  related expenses which vary with operating  results.  Selling  and  administrative  expenses,  as a  percentage  of sales,  was 15% in the first nine  months of 1999 compared to 14% of sales in the first nine months of 1998.

     The Company's  overall  effective tax rate was 30% in the third quarter of 1999 and the first nine months of 1999.  The overall effective  tax rate for the year ended 1998 was also 30%.  The  Company  utilized  export  sales  corporation  benefits  and certain research and development tax credits to operate below the U.S. statutory rate of 35%.


Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash  equivalents and marketable  securities  balances  increased $59.3 million in the first nine months of
1999, to $357.2  million.  Cash generated from  operations was $211.7 million in the first nine months of 1999.  Cash generated from operations was  principally due to net income of $116.5 million plus non-cash  charges for  depreciation  and  amortization of $64.6 million and a net change in operating assets and liabilities of $27.3 million. Cash was used to fund  additions to  property,  plant and  equipment of $100.3  million in the first nine months  of 1999.  Property,  plant and equipment expenditures  relate  primarily to the  expansion  of  production  capacity  in semiconductor test and backplane connection systems.

     The Company  repurchased  3.6 million shares of common stock for $120.6 million in the first nine months of 1999. Cash of $69.7 million in the first nine months of 1999 was  generated  from the sale of stock to employees  and the  exercise of stock  options by employees and certain directors under the Company's stock purchase and stock option plans.

     The Company  believes its cash, cash  equivalents,  and marketable  securities  balance of $357.2 million,  together with other sources of funds,  including cash flow generated from  operations and the available  borrowing  capacity of $120.0 million under its line of credit  agreement,  will be sufficient to meet working  capital and capital  expenditure  requirements  for the  foreseeable future.

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

     The Company has completed an inventory and  assessment  of internal  business  systems that use  date-sensitive  software.  All enterprise-wide business systems and the majority of the Company's less critical internal systems are Year 2000 ready.

     The Company is also at risk of  disruption  to its business if Year 2000  problems are  experienced  by its key  suppliers.  To mitigate this risk,  the Company has surveyed and done  follow-up  investigations  with a large number of its suppliers to determine their readiness for the year 2000.  Telephone audits and on-site visits to evaluate key suppliers are  substantially  complete as of
October 31, 1999.

     Most of the Company's effort toward Year 2000 readiness is funded as ongoing operating expenses,  as a part of ongoing software support  operations.  The  Company  is not able to  estimate  the  amount of  accelerated  upgrade  costs  that have been or will be incurred  for third  party  software  or systems.  Expenditures  directly  related to the Year 2000  readiness  program,  consisting primarily of dedicated staff and consulting services, are estimated at less than $5.0 million through 1999.

     The Company  believes that its Year 2000 readiness  project will be completed by year-end.  The Company  believes that the year
2000  transition  will not have a material  adverse effect on the Company's  financial  condition or overall trends in its operating results.  However,  there can be no assurance that unexpected delays or problems,  including failure of Year 2000 readiness programs by its  product  and  service  suppliers,  will not occur  and have an  adverse  effect  on the  Company's  financial  condition  or performance, or its competitive position.

     The Company has contingency plans in place for Y2K issues that may arise at year-end.


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

Item 6(b): Reports on Form 8-K

     A Current Report on Form 8-K dated August 31, 1999, was filed with the Securities and Exchange Commission on September 8, 1999 relating to the declaration of a two for one stock split effected in the form of a 100% stock dividend distributed on August 31, 1999 to shareholders of record on August 17, 1999.




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



                                                                           TERADYNE, INC.
                                                                           --------------
                                                                             Registrant



                                                                    /s/ MICHAEL A. BRADLEY
                                                                    ------------------------
                                                                        Michael A. Bradley
                                                                        Vice President and
                                                                      Chief Financial Officer


                                                                         November 17, 1999