Form 10-K
period 1999-12-31
TERADYNE INC
filed 2000-03-27
CIK 97210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                             Commission file number 1-6462
                            -------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes[X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2000 was $14.6 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 27, 2000 was 172,399,504 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2000 annual meeting of shareholders are incorporated by reference into Part III.

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a leading manufacturer of automatic test equipment ("ATE") and related software for the electronics and communications industries. Products include systems to test semiconductors ("semiconductor test systems"), circuit-boards ("circuit-board test systems"), telephone lines and networks ("telecommunication test systems"), and software ("software test systems"). The Company is also a leading manufacturer of backplanes and associated connectors used in electronic systems ("backplane connection systems"). Circuit-board test systems, telecommunications test systems, and software test systems have been combined into "other test systems" for purposes of reporting the Company's operating segments. For financial information concerning these operating segments, see "Note N: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements. Unless the context indicates otherwise, the term "Company" as used herein includes Teradyne, Inc. and all its subsidiaries.

     Statements in this Annual Report on Form 10-K which are not historical facts, so called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's filings with the Securities and Exchange Commission. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

PRODUCTS

     Semiconductor test systems produced by the Company are used by electronic component manufacturers in the design and testing of a wide variety of semiconductor products, including logic, memory, mixed signal, and system on a chip integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and subcontractors to the semiconductor industry. Semiconductor manufacturers use the Company's semiconductor test systems to measure product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. Semiconductor test systems accounted for 68% of consolidated net sales in 1999, 65% in 1998, and 67% in 1997.

     Backplane connection systems are used principally for the computer, communications, and military/aerospace industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. The Company produces both printed circuit and metal backplanes, along with mating circuit-board connectors. Backplane connection systems customers include makers of data storage systems, telecommunications gear, and routers and servers. In addition, backplane connection systems have a long-standing military/aerospace customer base. Backplane connection systems accounted for 21% of consolidated net sales in 1999, 18% in 1998, and 17% in 1997.

     Circuit-board test systems are used by electronic equipment manufacturers for the design and testing of circuit boards and other assemblies. Circuit-board test systems are also sold to customers across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. Similar to semiconductor test systems, circuit-board test systems customers use their test systems and related software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields. Circuit-board test systems accounted for 6% of consolidated net sales in 1999, 10% in 1998, and 9% in 1997.

     Telecommunications test systems are used by telephone operating companies for the testing and maintenance of their subscriber telephone lines and related equipment. Telecommunications test systems accounted for 2% of consolidated net sales in 1999 and 5% in 1998 and 1997.

     Software test systems are used by a number of industries to test communications networks, computerized telecommunication systems, and web based applications. Software test systems accounted for 3% of consolidated net sales in 1999 and 2% in 1998 and 1997.

SALES AND DISTRIBUTION

     The Company's systems are extremely complex and require extensive support both by the customer and the Company. Prices for the Company's systems can reach $3 million or more. In 1999, principally all of the Company's operating segments reported sales to Motorola Inc. accounting for a total of 11% of consolidated net sales. In 1999, the Company's three largest customers accounted for 26% of consolidated net sales.

     Direct sales to United States government agencies accounted for less than 2% of consolidated net sales in 1999, 1998, and 1997. Approximately 4% of other test systems segment sales were to United States government agencies in 1999. Sales are also made within each of the Company's segments to customers who are government contractors. Approximately 5% of backplane connection systems sales and approximately 16% of other test systems segment sales fell into this category during 1999.

     The Company has sales and service offices throughout North America, Europe, the Asia Pacific region, and Japan as the Company's customers outside the United States are located primarily in those geographic areas. The Company sells in these areas predominantly utilizing a direct sales force. Substantially all of the Company's manufacturing activities are conducted in the United States. Sales to customers outside the United States accounted for 52% of consolidated net sales in 1999, 46% in 1998, and 51% in 1997.

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

BACKLOG

     On December 31, 1999, the Company's backlog of unfilled orders for semiconductor test systems, backplane connection systems and other test systems segments was approximately $700.0 million, $175.4 million, and $104.1 million, respectively, compared with $334.0 million, $131.1 million and $114.7 million, respectively on December 31, 1998. Of the backlog at December 31, 1999, approximately 99% of the semiconductor test systems backlog and backplane connection systems backlog and approximately 68% of the other test systems backlog are expected to be delivered in 2000. The Company's past experience indicates that a portion of orders included in the backlog may be canceled. There are no seasonal factors related to the backlog.

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

EMPLOYEES

     As of December 31, 1999 the Company employed 7,500 people. Since the inception of the Company's business, there have been no work stoppages or other labor disturbances. The Company has no collective bargaining contracts.

ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of the Company's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $228.6 million in 1999, $195.2 million in 1998, and $162.5 million in 1997. These expenditures amounted to approximately 13% of consolidated net sales in 1999, 1998, and 1997.

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

       EXECUTIVE OFFICER         AGE        POSITION         BUSINESS EXPERIENCE FOR THE PAST 5 YEARS
       -----------------         ---        --------         ----------------------------------------
Alexander V. d'Arbeloff........  72   Chairman of the Board  Chairman of the Board of the Company
                                                             since 1977; Chief Executive Officer of
                                                             the Company from 1996 to 1997; President
                                                             of the Company from 1971 to 1996;
                                                             Director of the Company since 1960.
George W. Chamillard...........  61     President, Chief     President and Chief Executive Officer of
                                       Executive Officer,    the Company since 1997; Director of the
                                        and Member of the    Company since 1996; President and Chief
                                              Board          Operating Officer of the Company from
                                                             1996 to 1997; Executive Vice President
                                                             of the Company from 1994 to 1996.
Michael A. Bradley.............  51    Vice President and    Chief Financial Officer beginning in
                                         Chief Financial     1999; Vice President of the Company
                                             Officer         since 1992.
Edward Rogas, Jr...............  59   Senior Vice President  Senior Vice President beginning in 2000;
                                                             Vice President of the Company from 1984
                                                             to 1999.
David L. Sulman................  56   Senior Vice President  Senior Vice President beginning in 2000;
                                                             Vice President of the Company from 1994
                                                             to 1999.
Eileen Casal...................  41    Vice President and    Vice President and General Counsel of
                                         General Counsel     the Company since March 1999; From
                                                             September 1986 to February 1999, Ms.
                                                             Casal served in various legal positions
                                                             at Stratus Computer, Inc.: including
                                                             Vice President, General Counsel and
                                                             Assistant Secretary.
John M. Casey..................  51      Vice President      Vice President of the Company since
                                                             1990.
Ronald J. Dias.................  56      Vice President      Vice President of the Company since
                                                             1988.
Donald J. Hamman...............  48        Controller        Controller of the Company since 1994.
Jeffrey R. Hotchkiss...........  52      Vice President      Chief Financial Officer from 1997 to
                                                             1999; Vice President of the Company
                                                             since 1990.
Stuart M. Osattin..............  54    Vice President and    Vice President and Treasurer of the
                                            Treasurer        Company since 1994.

ITEM 2:  PROPERTIES

     The Company's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to the Company's principal general offices and manufacturing facilities.

                                                                                             APPROXIMATE
                                                                                PROPERTY    SQUARE FEET OF
              LOCATION                           OPERATING SEGMENT              INTEREST     FLOOR SPACE
              --------                           -----------------              --------    --------------
Boston, Massachusetts................  Semiconductor Test & General Offices       Own          492,000
Agoura Hills, California.............  Semiconductor Test                         Own          572,000
North Reading, Massachusetts.........  Semiconductor & Circuit Board Test         Own          273,000
Nashua, New Hampshire................  Backplane Connection                       Own          570,000
San Jose, California.................  Semiconductor Test                         Own          120,000
Walnut Creek, California.............  Circuit Board Test                        Lease          69,000
Kumamoto, Japan......................  Semiconductor Test                         Own           66,000
Deerfield, Illinois..................  Telecommunication Test                     Own           63,000
Dublin, Ireland......................  Backplane Connection                      Lease          46,000

     Approximately 112,000 square feet of the floor space the Company owns in Agoura Hills is unoccupied and therefore available for future expansion.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of business. Management does not believe these actions will have a material affect on the financial position or results of operations of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table shows the market range for the Company's Common Stock based on reported sale prices on the New York Stock Exchange, after giving effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 31, 1999.

                           PERIOD                             HIGH    LOW
                           ------                             ----    ---
1999  First Quarter.........................................  $32 1/2 $21 1/8
       Second Quarter.......................................   36      23 3/8
       Third Quarter........................................   41 7/8  32
       Fourth Quarter.......................................   66      29 1/2

1998  First Quarter.........................................  $24 1/4 $13 7/8
       Second Quarter.......................................   21 3/4  12 3/8
       Third Quarter........................................   14 1/8   8 5/8
       Fourth Quarter.......................................   22 3/4   7 1/2

     The number of record holders of the Company's Common Stock at February 27, 2000 was 2,520.

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

ITEM 6:  SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,*
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............................  $1,790,912   $1,489,151   $1,266,274   $1,171,615   $1,191,022
                                       ==========   ==========   ==========   ==========   ==========
Income from continuing operations....  $  191,694   $  102,117   $  127,608   $   93,574   $  159,284
                                       ==========   ==========   ==========   ==========   ==========
Income from continuing operations per
  common share - basic...............  $     1.12   $     0.61   $     0.76   $     0.56   $     0.98
                                       ==========   ==========   ==========   ==========   ==========
Income from continuing operations per
  common share - diluted.............  $     1.07   $     0.59   $     0.74   $     0.55   $     0.95
                                       ==========   ==========   ==========   ==========   ==========
          Total assets...............  $1,568,213   $1,312,814   $1,251,674   $1,096,816   $1,023,831
                                       ==========   ==========   ==========   ==========   ==========
Long-term obligations................  $    8,948   $   13,200   $   13,141   $   15,650   $   18,679
                                       ==========   ==========   ==========   ==========   ==========

---------------
* Note: Previously published financial data have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 31, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Net sales..............................................  $1,790,912    $1,489,151    $1,266,274
                                                         ==========    ==========    ==========
Net income.............................................  $  191,694    $  102,117    $  127,608
                                                         ==========    ==========    ==========
Increase in net sales from preceding year:
     Amount............................................  $  301,761    $  222,877    $   94,659
                                                         ==========    ==========    ==========
     Percentage........................................          20%           18%            8%
                                                         ==========    ==========    ==========
Increase (decrease) in net income from preceding
  year.................................................  $   89,577    $  (25,491)   $   34,034
                                                         ==========    ==========    ==========
Percentage of net sales:
     Net sales.........................................         100%          100%          100%
     Expenses:
          Cost of sales................................          59            64            58
          Engineering and development..................          13            13            13
          Selling and administrative...................          14            14            15
                                                         ----------    ----------    ----------
                                                                 85            91            86
Net interest income....................................           1             1             1
                                                         ----------    ----------    ----------
Income before income taxes.............................          15            10            15
Provision for income taxes.............................           4             3             5
                                                         ----------    ----------    ----------
Net income.............................................          11%            7%           10%
                                                         ==========    ==========    ==========

RESULTS OF OPERATIONS:

  1999 compared to 1998

     Sales increased 20% in 1999 to a record $1,790.9 million from $1,489.2 million in 1998. Semiconductor test systems shipments increased by 25% due to increased orders resulting from capacity expansion at semiconductor manufacturers and subcontractors. Sales of backplane connection systems to unaffiliated customers grew 39% as a result of continued growth in demand from networking, data storage, and other high technology customers. Other test systems sales were down 18% from 1998 with decreases in telecommunications test systems of 45% and circuit-board test systems of 20%. These decreases were a result of telecommunication customers reducing investment in traditional voice testing technology and circuit-board test systems customers seeking lower cost solutions and or new solutions to test increasing complex circuit-boards. Other test systems sales decreases were offset slightly by an increase of 42% in sales of software test systems to customers within the telecommunication and web-based application development markets.

     Net income grew $89.6 million to $191.7 million in 1999 from $102.1 million in 1998. Income before income taxes increased $127.9 million from $145.9 million in 1998 to $273.8 million in 1999. Semiconductor test systems and backplane connection systems income before income taxes increased $183.4 million and $29.2 million, respectively in 1999 due to increased sales. Other test systems income before income taxes decreased $46.5 million in 1999 resulting in a loss before income taxes of $14.3 million in 1999. This decrease in income before income taxes was due to decreased sales coupled with the Company maintaining its engineering and development of new products.

     Incoming orders increased 82% from $1,206.5 million in 1998 to a record $2,190.6 million in 1999. Orders increased in nearly all operating segments and were led by a 130% increase in semiconductor test systems orders. Backplane connection systems and software test systems orders both increased 34% and circuit-board test systems orders increased by a modest 4%. Orders for telecommunications test systems decreased 59% in 1999. As a result of record bookings, the Company's backlog increased 69% to a record $979.5 million.

     Costs of sales as a percentage of sales decreased from 64% of sales in 1998 to 59% of sales in 1999. Included in cost of sales in 1998 was a $23.0 million charge for excess inventory. The charge resulted from the drop in demand for semiconductor test systems products. Excluding this charge cost of sales decreased from 62% to 59%. The decrease in cost of sales was primarily due to the increased utilization of the Company's manufacturing overhead as sales volume increased while certain components of cost of sales remained fixed.

     Engineering and development expenses were 13% of sales in both 1999 and 1998 representing a year over year increase of $33.4 million. The increase was primarily due to new product development expenses in semiconductor test systems although there were increased expenses related to product development in each of the Company's operating segments.

     Selling and administrative expenses were 14% of sales in both 1999 and 1998 representing a year over year increase of $43.5 million. The increase was due to higher compensation related expenses and spending in support of increased semiconductor test systems and software test systems sales.

     Interest income increased $3.8 million to $17.3 million in 1999 compared to 1998 due to an increase in the Company's average invested balances.

     The Company's effective tax rate was 30% in 1999 and 1998. The Company utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.

  1998 compared to 1997

     Sales increased 18% in 1998 to $1,489.2 million from $1,266.3 million in 1997. Due to a strong backlog at the beginning of 1998, semiconductor test systems shipments increased by 14%, despite a decline in sales by the semiconductor test equipment market as a whole. Sales of backplane connection systems to unaffiliated customers grew 23% as a result of growth in demand from networking, data storage, and other high technology customers. Other test systems sales were up 31% from 1997 with increases in circuit-board test systems of 28%, telecommunications test systems of 20%, and software test systems of 77%. Net income fell from $127.6 million in 1997 to $102.1 million in 1998. Excluding the effect of pre-tax special charges of $23.0 million for excess raw material inventory and $5.0 million for acquired in-process technology in 1998 and 1997, respectively, income before income taxes decreased $29.5 million from $198.4 million in 1997 to $168.9 million in 1998.

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

     Costs of sales as a percentage of sales, excluding a 1998 charge of $23.0 million for excess inventory, increased from 58% of sales in 1997 to 62% of sales in 1998. The charge for excess inventory resulted from the drop in demand for semiconductor test systems products. The increase in cost of sales was primarily due to higher costs related to the increased shipment of new semiconductor test systems products and the relationship of fixed manufacturing costs to the lower semiconductor test systems shipment volume in the second half of 1998. In addition, backplane connection systems 1998 cost of sales, as a percentage of sales, increased over 1997 as a result of capacity expansion at its printed circuit-board facility and the costs to support production activity of connector design wins at several new customers.

     Engineering and development expenses were 13% of sales in both 1997 and 1998 representing a year over year increase of $32.6 million. The increases were primarily in semiconductor test systems although there were increased expenses related to product development in each of the operating segments.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and marketable securities balance increased $89.5 million in 1999, to $387.4 million. The Company has been able to generate cash from operating activities in each of the last three years. The primary source of cash from operating activities has been net income, as adjusted to exclude the effects of non-cash items such as depreciation and amortization. Net income from operating activities, adjusted to exclude the effects of non-cash items, for each of the last three years was $278.3 million in 1999, $186.0 million in 1998, and $189.5 million 1997. The other source or use of cash from operating activities has been changes in assets and liabilities other than those assets and liabilities resulting from investing and financing activities. The cash effect of changes in assets and liabilities for each of the last three years was: a $89.2 million source in 1999, a $52.6 million source in 1998; and an $176.0 million use in 1997.

     The Company used $244.8 million of cash for investing activities in 1999, $101.6 million in 1998, and $77.4 million in 1997. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures were $151.2 million in 1999, $164.4 million in 1998, and $132.1 million in 1997.

     The Company used $126.8 million of cash for financing activities in 1999, $26.2 million in 1998, and $62.9 million in 1997. Financing activities include sales and repurchases of the Company's common stock, as well as repayments of debt. During 1999, 1998, and 1997 net common stock activity used $125.5 million, $24.6 million, and $60.5 million of cash, respectively. Since 1996, the Company has used $393.3 million of cash to repurchase 16.2 million shares of its common stock on the open market.

     The Company believes its cash, cash equivalents, and marketable securities balance of $387.4 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     Inflation has not had a significant long-term impact on earnings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its 2001 fiscal year. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fiscal year 2000. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

EXCHANGE RATE RISK MANAGEMENT

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. The Company's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation.

     At December 31, 1999 the face amount of outstanding forward currency contracts to buy U.S. dollars for non U.S. currencies was $62.4 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $6.2 million. However, since these contracts hedge non U.S. currency transactions, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 1999 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

     Due to its short-term duration the fair value of the Company's cash and investment portfolio at December 31, 1999 approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

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

     The Company's semiconductor test systems operating segment generates a significant portion of its revenue from customers operating in South Asian countries and Taiwan. Although the economies of South Asian countries and Taiwan have stabilized to some degree since mid fiscal 1998, if these economies deteriorate the negative economic developments would increase the likelihood of either a direct or indirect adverse impact on the Company's future operating results.

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

YEAR 2000

     As of the Company's fiscal month ended February 27, 2000 the Company has not experienced any material negative impact related to the Year 2000 problem in any of its business-critical functions. Based upon our ability to deliver our products and services without interruption and information received from vendors and service providers, the Company has no reason to believe that there will be any material adverse impact on the Company's financial condition or results of operations relating to any Year 2000 problem. However, if the information received from vendors and service providers is not accurate or happens to change, then there could be an unforeseen material adverse impact on the Company's results of operations or financial condition. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of the Year 2000 problem.

     The aggregate costs incurred by the Company in addressing its Year 2000 problem were within the $5.0 million estimate previously reported by the Company.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of
Teradyne, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 34 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 14, 2000

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
     Cash and cash equivalents..............................  $  181,345    $  185,514
     Marketable securities..................................      66,316        15,914
     Accounts receivable, less allowance for doubtful
      accounts of $4,410 and $2,395 in 1999 and 1998,
      respectively..........................................     296,159       219,303
Inventories:
     Parts..................................................     123,300       154,706
     Assemblies in process..................................     145,393       111,641
                                                              ----------    ----------
                                                                 268,693       266,347
     Deferred tax assets....................................      49,716        49,262
     Prepayments and other current assets...................      45,458        23,200
                                                              ----------    ----------
          Total current assets..............................     907,687       759,540
Property, plant, and equipment:
     Land...................................................      41,774        41,060
     Buildings and improvements.............................     238,136       171,895
     Machinery and equipment................................     692,383       591,897
     Construction in progress...............................       9,693        52,699
                                                              ----------    ----------
          Total.............................................     981,986       857,551
                                                              ----------    ----------
Less:  Accumulated depreciation.............................    (484,247)     (422,594)
          Net property, plant, and equipment................     497,739       434,957
Marketable securities.......................................     139,752        96,494
Other assets................................................      23,035        21,823
                                                              ----------    ----------
          Total assets......................................  $1,568,213    $1,312,814
                                                              ==========    ==========

                                     LIABILITIES
Current liabilities:
     Notes payable -- banks.................................  $    8,221    $    7,393
     Current portion of long-term debt......................       4,659         1,309
     Accounts payable.......................................     104,335        45,042
     Accrued employees' compensation and withholdings.......     117,314        68,431
     Unearned service revenue and customer advances.........      60,096        64,674
     Other accrued liabilities..............................      66,223        54,071
     Accrued income taxes...................................      31,478        14,770
                                                              ----------    ----------
          Total current liabilities.........................     392,326       255,690
Deferred tax liabilities....................................      13,907        17,554
Long-term debt..............................................       8,948        13,200
     Commitments (Note E)...................................
                                                              ----------    ----------
          Total liabilities.................................     415,181       286,444
                                                              ==========    ==========

                                 SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 250,000 shares authorized,
  170,319 and 83,744 net shares issued and outstanding in
  1999 and 1998, respectively...............................      21,290        10,468
Additional paid-in capital..................................     234,198       310,052
Retained earnings...........................................     897,544       705,850
                                                              ----------    ----------
          Total shareholders' equity........................   1,153,032     1,026,370
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $1,568,213    $1,312,814
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................  $1,790,912     $1,489,151     $1,266,274
Expenses:
     Cost of sales.....................................   1,047,752        947,174        734,370
     Engineering and development.......................     228,570        195,158        162,500
     Selling and administrative........................     256,392        212,885        194,103
                                                         ----------     ----------     ----------
                                                          1,532,714      1,355,217      1,090,973
                                                         ----------     ----------     ----------
Income from operations.................................     258,198        133,934        175,301
Interest income........................................      17,307         13,514         20,289
Interest expense.......................................      (1,656)        (1,566)        (2,245)
                                                         ----------     ----------     ----------
Income before income taxes.............................     273,849        145,882        193,345
Provision for income taxes.............................      82,155         43,765         65,737
                                                         ----------     ----------     ----------
Net income.............................................  $  191,694     $  102,117     $  127,608
                                                         ==========     ==========     ==========
Net income per common share -- basic...................  $     1.12     $     0.61     $     0.76
                                                         ==========     ==========     ==========
Net income per common share -- diluted.................  $     1.07     $     0.59     $     0.74
                                                         ==========     ==========     ==========
Shares used in net income per common share -- basic....     170,519        167,645        166,868
                                                         ==========     ==========     ==========
Shares used in net income per common share --diluted...     178,550        171,930        172,638
                                                         ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       SHARES              COMMON       ADDITIONAL
                                --------------------       STOCK         PAID-IN     RETAINED
                                ISSUED    REACQUIRED     PAR VALUE       CAPITAL     EARNINGS     TOTAL
                                -------   ----------   --------------   ----------   --------   ----------
                                                       (IN THOUSANDS)
Balance, December 31, 1996....   87,242      4,762        $10,310       $ 355,576    $476,125   $  842,011

Issuance of stock to employees
  under benefit plans.........    3,373                       422          43,643                   44,065
Tax benefit from stock
  options.....................                                             27,982                   27,982
Repurchase of stock...........               2,550           (319)       (104,216)                (104,535)
Net income....................                                                        127,608      127,608
                                -------     ------        -------       ---------    --------   ----------
Balance, December 31, 1997....   90,615      7,312         10,413         322,985     603,733      937,131

Issuance of stock to employees
  under benefit plans.........    1,796                       224          26,355                   26,579
Tax benefit from stock
  options.....................                                             11,701                   11,701
Repurchase of stock...........               1,355           (169)        (50,989)                 (51,158)
Net income....................                                                        102,117      102,117
                                -------     ------        -------       ---------    --------   ----------
Balance, December 31, 1998....   92,411      8,667         10,468         310,052     705,850    1,026,370

Issuance of stock to employees
  under benefit plans.........    3,205                       401          60,730                   61,131
Repurchase of stock...........               1,366           (171)        (86,980)                 (87,151)
Two-for-one stock split
  effected in the form of a
  100% stock dividend.........   95,616     10,033         10,698         (10,698)                       0
Issuance of stock to employees
  under benefit plans after
  two-for-one stock split.....    1,973                       246          20,947                   21,193
Tax benefit from stock
  options.....................                                             60,462                   60,462
Repurchase of stock after
  two-for-one stock split.....               2,820           (352)       (120,315)                (120,667)
Net income....................                                                        191,694      191,694
                                -------     ------        -------       ---------    --------   ----------
Balance, December 31, 1999....  193,205     22,886        $21,290       $ 234,198    $897,544   $1,153,032
                                =======     ======        =======       =========    ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                            ----         ----         ----
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $ 191,694    $ 102,117    $ 127,608
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................     85,279       75,351       57,983
     Amortization.......................................      1,107          953        1,168
     Charge for excess inventory........................                  23,000
     Deferred income tax provision (credit).............     (4,101)     (14,607)       1,341
     Other non-cash items, net..........................      4,354         (804)       1,377
     Changes in operating assets and liabilities:
       Accounts receivable..............................    (76,856)      81,630     (122,503)
       Inventories......................................     (2,346)     (16,990)    (131,014)
       Other assets.....................................    (24,576)      (1,184)      (3,861)
       Accounts payable and accruals....................    115,750      (18,530)      41,261
       Accrued income taxes.............................     77,171        7,685       40,092
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............    367,476      238,621       13,452
                                                          ---------    ---------    ---------
Cash flows from investing activities:
     Additions to property, plant, and equipment........   (119,780)    (119,457)    (106,436)
     Increase in equipment manufactured by the
       Company..........................................    (31,376)     (44,983)     (25,695)
     Purchases of held-to-maturity marketable
       securities.......................................   (177,650)     (20,000)    (111,033)
     Maturities of held-to-maturity marketable
       securities.......................................    118,990       20,000      206,556
     Purchases of available-for-sale marketable
       securities.......................................   (204,824)    (162,092)    (192,174)
     Proceeds from sales and maturities of
       available-for-sale marketable securities.........    169,824      224,951      151,426
                                                          ---------    ---------    ---------
Net cash used in investing activities...................   (244,816)    (101,581)     (77,356)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
     Payments of long-term debt.........................     (1,333)      (1,615)      (2,410)
     Issuance of common stock under stock option and
       stock purchase plans.............................     82,323       26,579       44,065
     Acquisition of treasury stock......................   (207,819)     (51,158)    (104,535)
                                                          ---------    ---------    ---------
Net cash used by financing activities...................   (126,829)     (26,194)     (62,880)
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........     (4,169)     110,846     (126,784)
Cash and cash equivalents at beginning of year..........    185,514       74,668      201,452
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 181,345    $ 185,514    $  74,668
                                                          =========    =========    =========
Supplementary disclosure of cash flow information:
     Cash paid during the year for:
       Interest.........................................  $   1,615    $   1,525    $   2,257
       Income taxes.....................................  $  22,747    $  47,225    $  31,971

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

  Recently Issued Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's fiscal year 2000. The effects of applying this guidance will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories include materials, labor, and manufacturing overhead costs.

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

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)
     The Company provides for depreciation of its assets principally on the straight-line method with the cost of the assets being charged to expense over their useful lives as follows: buildings and improvements -- 5 to 40 years; and machinery and equipment -- 2 to 10 years.

  Revenue Recognition

     Product revenue is recognized upon shipment. The Company's products are generally subject to warranty, and the Company provides for such estimated costs when product revenue is recognized. The Company recognizes service revenue as the services are provided or ratably over the period of the related contract, as applicable. The Company unbundles service revenue from product sales and maintenance services from software license fees based upon amounts charged when such elements are separately sold. For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

  Engineering and Development Costs

     The Company's products are highly technical in nature and require a large and continuing engineering and development effort. All engineering and development costs are expensed as incurred.

  Impairment of Long-Lived Assets

     The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

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

     U.S. Federal taxes are provided for on the retained earnings of non-U.S. sales and service subsidiaries whose earnings are expected to be remitted to the U.S.. U.S. Federal taxes are not provided for on the earnings of a non-U.S. manufacturing subsidiary which are expected to be reinvested indefinitely in operations outside the U.S.

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

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)
  Net Income per Common Share

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

  Other Comprehensive Income

     Comprehensive income does not materially differ from net income, for the years ended December 31, 1999, 1998 and 1997.

C.  FINANCIAL INSTRUMENTS

  Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

  Marketable Securities

     The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 1999, and no securities classified as trading or held-to-maturity at December 31, 1998. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value, unless the difference between the fair value and amortized cost is immaterial in which case they are carried at amortized cost. Unrealized gains or losses on available-for-sale securities are not material and therefore have not been recorded. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities is substantially equal to the carrying value and represents the quoted market prices at the balance

                                 TERADYNE, INC.

C.  FINANCIAL INSTRUMENTS -- (CONTINUED)
sheet dates. The short-term investments mature in less than one year. Long-term investments have maturities of one to ten years. At December 31, 1999 and 1998 these investments are reported as follows (in thousands):

                                                         1999                1998
                                                ----------------------    ----------
                                                AVAILABLE-    HELD-TO-    AVAILABLE-
                                                 FOR-SALE     MATURITY     FOR-SALE
                                                ----------    --------    ----------
Short-term marketable securities:
U.S. Treasury and government agency
  securities..................................   $    910     $58,659      $ 8,142
Corporate debt securities.....................      6,747                    7,772
                                                 ========     =======      =======
                                                 $  7,657     $58,659      $15,914
                                                 ========     =======      =======
Long-term marketable securities:
U.S. Treasury and government agency
  securities..................................   $ 69,098                  $37,888
Corporate debt securities.....................     70,654                   58,606
                                                 --------                  -------
                                                 $139,752                  $96,494
                                                 ========                  =======

  Other

     For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     The Company regularly enters into forward contracts in European and Japanese currencies to hedge its non U.S. currency net monetary position and firm commitments. The Company's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce the Company's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. The Company does not engage in currency speculation. Gains or losses associated with the termination of the underlying contract for which a firm commitment no longer exists are immediately included in selling and administrative expenses.

     At December 31, 1999, the Company had the following forward currency contracts to buy U.S. dollars for non U.S. currencies with the following notional amounts totaling $62.4 million; $25.8 million Japanese yen, $21.7 Euro, $13.7 million British pound sterling, and $1.2 million Swedish Krona. At December 31, 1998 the face amount of outstanding forward currency contracts to buy and sell U.S. dollars for non U.S. currencies was $36.4 million and $10.3 million, respectively.

     The fair value of these contracts as of December 31, 1999 and 1998, determined by applying year-end currency exchange rates to the notional contract amounts, represented a net unrealized gain of $1.0 million in 1999 and a net unrealized loss of $0.2 million in 1998. The Company's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. The Company maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities,

                                 TERADYNE, INC.

C.  FINANCIAL INSTRUMENTS -- (CONTINUED)
rated AA or higher, which have minimal credit risk. The Company places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers.

D.  DEBT

     Long-term debt at December 31, 1999 and 1998 consisted of the following (in thousands):

                                                          1999      1998
                                                          ----      ----
Mortgage notes payable.................................  $ 9,699   $ 9,939
Capital equipment notes payable........................        0     1,087
Other long-term debt...................................    3,908     3,483
                                                         -------   -------
     Total.............................................   13,607    14,509
  Less current maturities..............................    4,659     1,309
                                                         -------   -------
                                                         $ 8,948   $13,200
                                                         =======   =======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 2000 -- $4.7 million; 2001 -- $0.2 million; 2002 -- $0.3 million; 2003 -- $0.3 million; 2004 -- $0.3 million and $7.8 million thereafter.

  Revolving Credit Agreement

     The Company's available revolving credit line, in effect through January 31, 2001, is $120.0 million. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 1999, no amounts were outstanding under this agreement. The terms of this line of credit include restrictive covenants regarding working capital, tangible net worth, and leverage. Interest rates on borrowings are either at the stated prime rate, based upon Eurocurrency, or certificate of deposit interest rates. Pursuant to the terms of the credit agreement, the Company may incur additional indebtedness of up to $30.0 million outside the agreement provided that the liabilities of the Company, exclusive of deferred income taxes and subordinated debt, shall not exceed 100% of the Company's tangible net worth.

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

     In conjunction with the purchase of operating facilities in San Jose, the Company received a $5.5 million mortgage loan which matures on August 31, 2000. The loan is collateralized by a mortgage on the San Jose facilities. The loan bears interest at 8.1% per annum and is payable in 59 consecutive monthly installments of $0.05 million with a $4.6 million balloon payment due at maturity. The terms of this mortgage note payable include principal prepayment penalty clauses.

                                 TERADYNE, INC.

D.  DEBT -- (CONTINUED)
  Short-term Borrowings

     The weighted average interest rates on short-term borrowings outstanding as of December 31, 1999 and 1998 was 1.8% and 2.1%, respectively.

E.  COMMITMENTS

     Rental expense for the years ended December 31, 1999, 1998, and 1997 was $18.8 million, $17.7 million, and $15.1 million, respectively. Minimum annual rentals under all noncancellable leases are: 2000 -- $11.6 million; 2001 -- $8.9 million; 2002 -- $6.2 million; 2003 -- $4.2 million; 2004 -- $1.7 million; and
$6.5 million thereafter, totaling $39.1 million.

F.  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                          1999       1998       1997
                                                          ----       ----       ----
Net income............................................  $191,694   $102,117   $127,608
                                                        ========   ========   ========
Shares used in net income per common share -- basic...   170,519    167,645    166,868
  Effect of dilutive securities:
     Employee and director stock options..............     7,540      3,494      5,202
     Employee stock purchase rights...................       491        791        568
                                                        --------   --------   --------
  Dilutive potential common shares....................     8,031      4,285      5,770
                                                        --------   --------   --------
Shares used in net income per common
  share -- diluted....................................   178,550    171,930    172,638
                                                        --------   --------   --------
Net income per common share -- basic..................  $   1.12   $   0.61   $   0.76
                                                        ========   ========   ========
Net income per common share -- diluted................  $   1.07   $   0.59   $   0.74
                                                        ========   ========   ========

     Options to purchase 0.1 million shares of common stock in 1999, 4.0 million shares in 1998, and 0.8 million shares in 1997 were outstanding during the years then ended, but were not included in the year to date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

G.  RETIREMENT PLANS

     The Company has defined benefit pension plans covering substantially all domestic employees and employees of certain non U.S. subsidiaries. Benefits under these plans are based on the employees' years of service and compensation. The Company's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, the Company has an unfunded supplemental defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (ERISA).

     On December 31, 1999, the U.S. defined benefit pension plan (the "U.S. plan") was amended to update all participating employees accrued benefit to reflect their average pay over the last five years.

     During the fourth quarter of 1999, the Company offered all eligible domestic employees participating in the U.S. plan a choice; to continue to have benefits grow in the U.S. plan and continue to be eligible for the current Savings plan match described in "Note: K Savings Plan" or to stop growing benefits in the U.S plan

                                 TERADYNE, INC.

G.  RETIREMENT PLANS -- (CONTINUED)
and be eligible for an increased match in the Savings plan. The accrued benefit of those employees who selected the enhanced Savings plan match was frozen on January 1, 2000 resulting in an insignificant curtailment gain.

     The expense of these defined benefit pension plans and the December 31 balances of plan assets and obligations are shown below (in thousands):

                                                           1999       1998      1997
                                                           ----       ----      ----
EXPENSE

Service cost............................................  $ 7,874    $5,852    $5,057
Interest cost...........................................    8,247     6,789     6,031
Expected return on plan assets..........................   (7,394)   (6,317)   (5,413)
Amortization of unrecognized:
     Net transition obligation..........................      102        81        67
     Prior service cost.................................      612       584       525
     Net loss...........................................    1,592     1,196     1,024
Other...................................................      (87)       --        --
                                                          -------    ------    ------
Total expense...........................................  $10,946    $8,185    $7,291
                                                          =======    ======    ======

                                                              1999    1998    1997
                                                              ----    ----    ----
WEIGHTED AVERAGE ASSUMPTIONS

Discount rate...............................................  7.75%   7.0%    7.0%
Expected return on plan assets..............................   9.0%   9.0%    9.0%
Salary progression rate.....................................   5.0%   5.0%    5.0%

                   ASSETS AND OBLIGATIONS                       1999       1998
                   ----------------------                     --------    -------
Projected benefit obligation:
  Beginning of year.........................................  $121,234    $98,149
  Service cost..............................................     7,874      5,852
  Interest cost.............................................     8,247      6,789
  Actuarial (gain) loss.....................................   (10,983)    12,132
  Benefits paid.............................................    (3,324)    (2,309)
  Plan amendment............................................     6,820
  Curtailment...............................................    (5,682)
  Non U.S. currency movement................................       360        621
                                                              --------    -------
  End of year...............................................   124,546    121,234
Fair value of plan assets:
  Beginning of year.........................................    93,594     77,809
  Company contributions.....................................     6,131      6,224
  Actual return.............................................    14,996     11,668
  Benefits paid.............................................    (3,324)    (2,309)
  Non U.S. currency movement................................       138        202
                                                              --------    -------
End of year.................................................   111,535     93,594
                                                              --------    -------
Funded status...............................................   (13,011)   (27,640)

                                 TERADYNE, INC.

G.  RETIREMENT PLANS -- (CONTINUED)

ASSETS AND OBLIGATIONS                                          1999       1998
----------------------                                        --------    -------
Unrecognized prior service cost.............................     7,566      3,571
Unrecognized net transition obligation......................       646        567
Unrecognized net actuarial (gain) loss......................    (5,993)    17,136
                                                              --------    -------
Accrued pension cost........................................   (10,792)   $(6,366)
                                                              ========    =======

     The following table provides amounts recognized in the statement of financial position as of December 31, of both years (in thousands):

                                                           1999        1998
                                                         --------    --------
Prepaid pension cost...................................  $    554    $  2,519
Accrued benefit liability..............................   (11,346)     (8,885)
                                                         --------    --------
Accrued pension cost...................................  $(10,792)   ($ 6,366)
                                                         --------    --------

     There is no additional minimum pension liability to be recognized as of December 31, 1999 and 1998. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $19.9 million, $13.4 million and $3.7 million, respectively, as of December 31, 1999 and $17.6 million, $11.5 million and $2.5 million, respectively, as of December 31, 1998.

H.  COMMON STOCK REPURCHASE PROGRAM

     The Company's Board of Directors has authorized the repurchase of 20.0 million shares of the Company's stock on the open market. In 1999, the Company repurchased 5.6 million shares at a cost of $207.8 million, increasing the cumulative shares purchased under this program through 1999 to 16.2 million shares at an aggregate cost of $393.3 million. The Company records treasury stock at cost.

I.  COMMON STOCK SPLIT

     On July 30, 1999 the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend distributed on August 31, 1999 to shareholders of record as of August 17, 1999. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the transfer of the par value of these additional shares from paid-in capital. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company.

J.  STOCK BASED COMPENSATION

     At December 31, 1999, the Company had both stock option plans and stock purchase plans. The Company previously adopted SFAS No. 123 "Accounting for Stock-Based Compensation" (Statement 123), and as permitted by this standard, will continue to apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. The Company is required to disclose pro forma net income and net income per common share amounts had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock based compensation plans been consistent with the method of Statement 123, amounts reported for 1999, 1998, and 1997, respectively would have been; net income of $153.6 million, $ 77.8 million and $115.4 million; net income per common share -- basic of $0.90; $0.46 and $0.69; and net income per common share -- diluted of $0.86, $0.45 and $0.67. The impact to reported net income and per common share amounts of this pro forma disclosure are not comparable among 1999, 1998,

                                 TERADYNE, INC.

J.  STOCK BASED COMPENSATION -- (CONTINUED)
and 1997 as Statement 123 did not apply to awards prior to 1995. The amounts of this pro forma disclosure are also not indicative of the impact on net income for future years.

  Stock Option Plans

     Under its stock option plans, all of which are fixed, the Company granted options to directors, officers, certain employees, and other individuals entitling them to purchase common stock at 100% of market value at the date of grant. Stock options granted generally have a maximum term of five years and vest over four years.

     Stock option plan activity for the years 1999, 1998, and 1997 follows (in thousands):

                                                            1999      1998      1997
                                                            ----      ----      ----
Outstanding at January 1.................................  21,548    17,132    17,006
     Options granted.....................................   5,631    13,778     6,352
     Options exercised...................................  (7,272)   (2,470)   (5,700)
     Options canceled....................................    (682)   (6,892)     (526)
                                                           ------    ------    ------
Outstanding at December 31...............................  19,225    21,548    17,132
                                                           ======    ======    ======
Exercisable at December 31...............................   6,355     8,398     6,788
                                                           ======    ======    ======
Available for grant at December 31.......................  13,867    18,816    11,366
                                                           ======    ======    ======

     Weighted average option exercise price information for the years 1999, 1998 and 1997 follows:

                                                            1999      1998      1997
                                                            ----      ----      ----
Outstanding at January 1.................................  $ 9.73    $11.24    $ 6.77
     Options granted.....................................  $32.13    $11.48    $18.22
     Options exercised...................................  $ 9.03    $ 6.18    $ 5.88
     Options canceled....................................  $12.68    $17.74    $ 9.40
Outstanding at December 31...............................  $16.44    $ 9.73    $11.24
Exercisable at December 31...............................  $12.59    $ 8.66    $ 8.75

     Significant option groups outstanding at December 31, 1999 and related weighted average price and life information follows (options in thousands):

                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                     ----------------------------------------    ------------------------
                                       WEIGHTED
                                       AVERAGE
                                      REMAINING                  WEIGHTED-                   WEIGHTED-
             RANGE OF                CONTRACTUAL                  AVERAGE                     AVERAGE
          EXERCISE PRICES            LIFE (YEARS)    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
          ---------------            ------------    ------    --------------    ------    --------------
$3.44 - $9.19......................      1.68         2,315        $ 5.88        1,497         $ 5.83
$9.59..............................      3.57         5,233        $ 9.59        1,660         $ 9.59
$9.81 - $11.81.....................      3.03         5,599        $11.57        2,158         $11.21
$12.52 - $44.50....................      4.62         6,078        $30.86        1,040         $29.99
                                                     ------                      -----
     Total.........................      3.52        19,225        $16.44        6,355         $12.59
                                                     ======                      =====

     On August 20, 1998, the Stock Option Committee of the Board of Directors (the "Option Committee") approved a reduction, effective August 27, 1998, in the exercise price of certain outstanding stock options held by officers and employees of the Company. Action was taken to attempt to restore the long-term incentive feature of employee stock options. The Option Committee believed that at their original exercise prices, the disparity between the exercise price of these options and recent market prices for the Company's Common

                                 TERADYNE, INC.

J.  STOCK BASED COMPENSATION -- (CONTINUED)
Stock did not provide meaningful long-term incentive to officers and employees holding these options to perform to their maximum potential and work toward the success of the Company. In connection with this action the Company canceled options to purchase 6.4 million shares. The canceled options were originally granted between May 15, 1997 and July 1, 1998 at exercise prices ranging from $18.25 to $20.94 per share. New options to purchase 6.4 million shares at $9.59 were then granted. All vesting under the canceled options was lost and new vesting periods were started. The effect of this option repricing on the above pro forma disclosures is considered, under Statement 123, a modification of the terms of the outstanding options. Accordingly, the 1999 and 1998 pro forma disclosures include compensation cost for the incremental fair value, under Statement 123, resulting from such modification.

     The weighted average fair value at date of grant for options granted during 1999, 1998 and 1997 was $16.21, $5.35 and $8.06 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                      1999    1998    1997
                                                      ----    ----    ----
Expected life (years)...............................   4.1     4.3     4.3
Interest rate.......................................   6.1%    5.5%    6.5%
Volatility..........................................  56.7%   47.9%   44.2%
Dividend yield......................................   0.0%    0.0%    0.0%

  Employee Stock Purchase Plans

     The Company has an Employee Stock Purchase plan. Under this plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of the Company's common stock on the first business day in January (July for new hires) or the last business day of December. In January 2000, the Company issued 1.0 million shares of common stock to employees who participated in the plan during 1999 at a weighted-average price of $17.96 per share. Currently, there are 2.2 million shares reserved for issuance.

     The weighted-average fair value of purchase rights granted in 1999, 1998 and 1997 was $8.18, $6.51 and $3.85, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 1999, 1998 and 1997, respectively; dividend yield of 0.0% for all years; an expected life of 1 year for all years; expected volatility of 58.4%, 58.8% and 45.5%; and risk-free interest rates of 4.5%, 5.5% and 5.6%.

K.  SAVINGS PLANS

     The Company sponsors a Savings Plan covering substantially all U.S. employees. Under this plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). The Company annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. The Company's contributions vest after two years, although contributions for those employees with five years of service vest immediately. The Company has also established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of this plan are the same as the Savings Plan. Under the Company's savings plans, amounts charged to operations were $9.8 million in 1999 and $9.3 million in 1998 and 1997.

     Beginning in January 2000, domestic employees who elected to discontinue participation in the Company's retirement plan see "Note: G Retirement Plans" and all new domestic employees are eligible for an increased minimum Company match of 100% on contributions up to 5%.

                                 TERADYNE, INC.

L.  STOCKHOLDER RIGHTS PLAN

     The Company's Board of Directors adopted a Stockholder Rights Plan on March 14, 1990, under which a dividend of one Common Stock Purchase Right was distributed for each outstanding share of Common Stock. The Plan entitles Stock Purchase Right holders to purchase shares of the Company's common stock for $10 per share subject to adjustment (the "Purchase Price") in certain events, such as a tender offer to acquire 30% or more of the Company's outstanding shares. Under some circumstances, such as a determination by continuing Directors, that an acquiring party's interests are adverse to those of the Company, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase Common Stock (or other securities or consideration owned by the Company) having a value equal to two times the Purchase Price of the right for the Purchase Price. The Rights expired on March 26, 2000.

M.  INCOME TAXES

     The components of income before income taxes and the provision for income taxes as shown in the consolidated statements of income are as follows (in thousands)

                                                       1999        1998        1997
                                                       ----        ----        ----
Income before income taxes:
     United States.................................  $239,453    $131,571    $161,942
     Non U.S.......................................    34,396      14,311      31,403
                                                     --------    --------    --------
                                                     $273,849    $145,882    $193,345
                                                     ========    ========    ========
Provision (credit) for income taxes:
     Current:
          U.S. Federal.............................  $ 65,104    $ 43,501    $ 45,302
          Non U.S..................................    14,296      11,021      13,053
          State....................................     6,856       3,850       6,041
                                                     --------    --------    --------
                                                       86,256      58,372      64,396
                                                     --------    --------    --------
  Deferred:
     U.S. Federal..................................      (184)     (6,102)         77
     Non U.S.......................................    (3,461)     (7,655)      1,140
     State.........................................      (456)       (850)        124
                                                     --------    --------    --------
                                                       (4,101)    (14,607)      1,341
                                                     --------    --------    --------
                                                     $ 82,155    $ 43,765    $ 65,737
                                                     ========    ========    ========

                                 TERADYNE, INC.

M.  INCOME TAXES -- (CONTINUED)
     Significant components of the Company's deferred tax assets (liabilities) as of December 31, 1999 and 1998 are as follows (in thousands):

                                                       1999        1998
                                                       ----        ----
Deferred tax assets:
     Inventory valuations..........................  $ 25,600    $ 28,605
     Accruals......................................     5,861       9,786
     Vacation......................................     6,675       7,257
     In process research and development...........     2,652       2,751
     Deferred revenue..............................     3,902       2,741
     U.S. Federal operating loss carryforwards.....       341         350
     Tax credits...................................     3,672       1,955
     Other.........................................     1,013           0
                                                     --------    --------
Total deferred tax assets..........................    49,716      53,445
                                                     --------    --------
Deferred tax liabilities:
     Excess of tax over book depreciation..........    (8,824)    (15,292)
     Amortization..................................    (1,303)     (2,023)
     Pension.......................................    (3,023)     (3,482)
     Other.........................................      (757)       (940)
                                                     --------    --------
Total deferred tax liabilities.....................   (13,907)    (21,737)
                                                     --------    --------
Net deferred asset.................................  $ 35,809    $ 31,708
                                                     ========    ========

     At December 31, 1999 the Company has U.S. Federal operating loss carryforwards of approximately $1.0 million that expire in the years 2000 through 2002. The Company has approximately $1.6 million of U.S. business tax credit carryforwards that expire in the years 2007 through 2011. In addition, the Company has $1.8 in research and experimentation tax credits eligible to be realized beginning in October 2000. These losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

     A reconciliation of the effective tax rate for the years 1999, 1998, and 1997 follows:

                                                      1999    1998    1997
                                                      ----    ----    ----
U.S. statutory federal tax rate.....................  35.0%   35.0%   35.0%
State income taxes, net of federal tax benefit......   1.5     1.3     2.1
Tax credits.........................................  (1.3)   (3.1)   (1.6)
Export sales corporation............................  (4.7)   (3.4)   (2.8)
Non-deductible costs related to acquisitions........                   0.7
Other, net..........................................  (0.5)    0.2     0.6
                                                      ----    ----    ----
                                                      30.0%   30.0%   34.0%
                                                      ====    ====    ====

     U.S. federal taxes have not been provided for approximately $30.0 million of cumulative undistributed earnings of a non-U.S. manufacturing subsidiary. The Company intends to reinvest these earnings indefinitely in operations outside the US.

                                 TERADYNE, INC.

N.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies". Intersegment sales are accounted for at fair value as if sales were to third parties. During 1999, principally all of the Company's operating segments reported sales to Motorola Inc. accounting for a total of 11% of consolidated net sales. During 1998 and 1997 no individual customer accounted for more than 10% of consolidated net sales.

                                         SEMICONDUCTOR   BACKPLANE     OTHER
                                             TEST        CONNECTION     TEST      CORPORATE
                                            SYSTEMS       SYSTEMS     SYSTEMS        AND
                                            SEGMENT       SEGMENT     SEGMENT    ELIMINATIONS   CONSOLIDATED
                                         -------------   ----------   --------   ------------   ------------
1999
     Sales to unaffiliated customers...   $1,210,543      $373,051    $207,318           --      $1,790,912
     Intersegment sales................           --        15,069          --     ($15,069)             --
                                          ----------      --------    --------     --------      ----------
     Net sales.........................    1,210,543       388,120     207,318      (15,069)      1,790,912
     Income (loss) before taxes (1)....      287,960        63,249     (14,298)     (63,062)        273,849
     Total assets (2)..................      564,536       219,763      94,096      686,656       1,565,051
     Property additions (3)............       47,054        38,500       8,493       57,109         151,156
     Depreciation and amortization
       expense(3)......................       32,086        18,567       8,357       27,376          86,386
1998
     Sales to unaffiliated customers...   $  967,147      $268,363    $253,641           --      $1,489,151
     Intersegment sales................           --        11,473          --     ($11,473)             --
                                          ----------      --------    --------     --------      ----------
     Net sales.........................      967,147       279,836     253,641      (11,473)      1,489,151
     Income before taxes (1)...........      104,586        34,027      32,245      (24,976)        145,882
     Total assets (2)..................      510,938       189,338     114,734      497,804       1,312,814
     Property additions (3)............       87,390        31,417       5,866       39,767         164,440
     Depreciation and amortization
       expense(3)......................       39,973        14,079       7,581       14,671          76,304

                                 TERADYNE, INC.

N.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

                                         SEMICONDUCTOR   BACKPLANE     OTHER
                                             TEST        CONNECTION     TEST      CORPORATE
                                            SYSTEMS       SYSTEMS     SYSTEMS        AND
                                            SEGMENT       SEGMENT     SEGMENT    ELIMINATIONS   CONSOLIDATED
                                         -------------   ----------   --------   ------------   ------------
1997
     Sales to unaffiliated customers...   $  849,144      $218,532    $194,092        4,506      $1,266,274
     Intersegment sales................           --        16,235          --     ($16,235)             --
                                          ----------      --------    --------     --------      ----------
     Net sales.........................      849,144       234,767     194,092      (11,729)      1,266,274
     Income before taxes (1)...........      166,766        33,501      10,431      (17,353)        193,345
     Total assets (2)..................      593,290       159,116     118,813      380,455       1,251,674
     Property additions (3)............       76,555        31,523      10,555       13,498         132,131
     Depreciation and amortization
       expense(3)......................       34,304         9,486       5,118       10,243          59,151

---------------
(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, net interest income, and certain special charges. In 1997 the Company recorded a special charge of $5.0 million for acquired in-process technology.

(2) Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.

(3) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

     Information as to the Company's sales in different geographical areas is as follows (in thousands):

                                                            1999          1998          1997
                                                            ----          ----          ----
Sales to unaffiliated customers (1):
     United States.....................................  $  859,638    $  797,143    $  616,838
     Asia Pacific region...............................     519,364       266,409       299,624
     Europe............................................     268,637       247,795       190,220
     Japan.............................................      89,546       102,900       114,212
     Other.............................................      53,727        74,904        45,380
                                                         ----------    ----------    ----------
                                                         $1,790,912    $1,489,151    $1,266,274
                                                         ==========    ==========    ==========

---------------
(1) Sales are attributable to geographic areas based on location of customer site.

     Because a substantial portion of the Company's sales are derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

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

                                                                        1999*
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $344,454       $400,904       $497,039       $548,515
Expenses:
  Cost of sales..............................    219,858        236,940        281,299        309,655
  Engineering and development................     47,724         56,829         60,331         63,686
  Selling and administrative.................     54,481         59,386         70,470         72,055
                                                --------       --------       --------       --------
                                                 322,063        353,155        412,100        445,396
                                                --------       --------       --------       --------
Income from operations.......................     22,391         47,749         84,939        103,119
Interest income..............................      3,778          3,842          4,794          4,893
Interest expense.............................       (462)          (442)          (217)          (535)
                                                --------       --------       --------       --------
Income before income taxes...................     25,707         51,149         89,516        107,477
Provision for income taxes...................      7,712         15,345         26,855         32,243
                                                --------       --------       --------       --------
Net income...................................   $ 17,995       $ 35,804       $ 62,661       $ 75,234
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.11       $   0.21       $   0.37       $   0.44
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.10       $   0.20       $   0.35       $   0.42
                                                ========       ========       ========       ========

                                                                        1998*
                                               --------------------------------------------------------
                                               1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                               -----------    -----------    -----------    -----------
Net sales....................................   $431,569       $406,236       $335,227       $316,119
Expenses:
  Cost of sales..............................    251,947        246,457        239,131        209,639
  Engineering and development................     48,922         49,164         49,569         47,503
  Selling and administrative.................     58,713         57,549         47,288         49,335
                                                --------       --------       --------       --------
                                                 359,582        353,170        335,988        306,477
                                                --------       --------       --------       --------
Income (loss) from operations................     71,987         53,066           (761)         9,642
Interest income..............................      3,473          2,871          2,756          4,414
Interest expense.............................       (247)          (266)          (120)          (933)
                                                --------       --------       --------       --------
Income before income taxes...................     75,213         55,671          1,875         13,123
Provision for income taxes...................     25,572         16,311            600          1,282
                                                --------       --------       --------       --------
Net income...................................   $ 49,641       $ 39,360       $  1,275       $ 11,841
                                                ========       ========       ========       ========
Net income per common share -- basic.........   $   0.30       $   0.24       $   0.01       $   0.07
                                                ========       ========       ========       ========
Net income per common share -- diluted.......   $   0.29       $   0.23       $   0.01       $   0.07
                                                ========       ========       ========       ========

---------------
* Note: Previously published quarterly financial data have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend distributed on August 31, 1999.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of the Company, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from the Company's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

        Balance Sheets as of December 31, 1999 and 1998
        Statements of Income for the years ended December 31, 1999, 1998, and
        1997
        Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997
        Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

(a) 2.  FINANCIAL STATEMENT SCHEDULES

     The following consolidated financial statement schedule is included in Item 14(d):

     Schedule II -- Valuation and qualifying Accounts

     Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

(A) 3.  LISTING OF EXHIBITS

     The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(B) REPORT ON FORM 8-K

     There have been no Form 8-K filings during the three months ended December 31, 1999.

ITEM 14(d) FINANCIAL STATEMENT SCHEDULES

                                 TERADYNE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                     COLUMN B            COLUMN C            COLUMN D     COLUMN E
-----------------------------------------  ------------   -----------------------   ----------   ----------
                                                                 ADDITIONS
                                                          -----------------------
                                            BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING OF    COST AND      OTHER                     END OF
               DESCRIPTION                    PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
               -----------                 ------------   ----------   ----------   ----------   ----------
                                                                (THOUSANDS OF DOLLARS)
                                           ----------------------------------------------------------------
Valuation reserve deducted in the balance
  sheet from the asset to which it
  applies:
Accounts receivable:
1999 Allowance for doubtful accounts.....     $2,395        $1,407       $  804        $196        $4,410
                                              ======        ======       ======        ====        ======
1998 Allowance for doubtful accounts.....     $1,938        $   17       $1,044        $604        $2,395
                                              ======        ======       ======        ====        ======
1997 Allowance for doubtful accounts.....     $1,936        $   --       $   50        $ 48        $1,938
                                              ======        ======       ======        ====        ======

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                 DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                 -----------                          ----------------------
     3.1      Restated Articles of Organization of the  Exhibit 3.1 to the Company's Annual
              Company, as amended                       Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.
     3.2      Amendment, dated May 23, 1996, to         Exhibit 3.2 to the Company's Annual
              Restated Articles of Organization of the  Report on Form 10-K for the fiscal year
              Company, as amended                       ended December 31, 1996.
     3.3      Amended and Restated Bylaws of the        Exhibit 3.3 to the Company's Annual
              Company                                   Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.
     4.1      Rights Agreement between the Company and  Exhibit 4.1 to the Company's Annual
              The First National Bank of Boston dated   Report on Form 10-K for the fiscal year
              as of March 14, 1990                      ended December 31, 1997.
    10.1      Amended and Restated Multicurrency        Exhibit 10.3 to the Company's Annual
              Revolving Credit Agreement dated as of    Report on Form 10-K for the fiscal year
              January 1, 1996.                          ended December 31, 1995.
    10.2      First Amendment to Amended and Restated   Exhibit 10.2 to the Company's Annual
              Multicurrency Revolving Credit Agreement  Report on Form 10-K for the fiscal year
              dated as of January 31, 1997              ended December 31, 1997.
    10.3      Second Amendment to Amended and Restated  Exhibit 10.3 to the Company's Annual
              Multicurrency Revolving Credit Agreement  Report on Form 10-K for the fiscal year
              dated as of May 20, 1997                  ended December 31, 1997.
    10.4      Third Amendment to Amended and Restated   Exhibit 10.4 to the Company's Annual
              Multicurrency Revolving Credit Agreement  Report on Form 10-K for the fiscal year
              dated as of August 21, 1998               ended December 31, 1998
    10.5      Fourth Amendment to Amended and Restated
              Multicurrency Revolving Credit Agreement
              dated October 1, 1999.
    10.6      Teradyne, Inc. Supplemental Executive     Exhibit 10.4 to the Company's Annual
              Retirement Plan                           Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.
    10.7      1991 Employee Stock Option Plan, as       Exhibit 4.2 to the Company's
              amended                                   Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).
    10.8      Megatest Corporation 1990 Stock Option    Exhibit 4.1 to the Company's
              Plan                                      Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).
    10.9      Megatest Corporation Director Stock       Exhibit 4.2 to the Company's
              Option Plan                               Registration Statement on Form S-8
                                                        (Registration Statement No. 333-64683).
    10.10     1996 Stock Purchase Plan                  Exhibit 4.1 to the Company's
                                                        Registration Statement on Form S-8
                                                        (Registration Statement No. 333-07177).
    10.11     Master Lease Agreement between Megatest   Exhibit 10.10 to the Company's Annual
              and General Electric Capital Corporation  Report on Form 10-K for the fiscal year
              dated August 10, 1995                     ended December 31, 1995.
    10.12     Loan and Security Agreement between       Exhibit 10.11 to the Company's Annual
              Megatest and the CIT Group/Equipment      Report on Form 10-K for the fiscal year
              Financing, Inc. dated August 14, 1995     ended December 31, 1995.

EXHIBIT NO.                 DESCRIPTION                          SEC DOCUMENT REFERENCE
-----------                 -----------                          ----------------------
    10.13     Deed of Trust, Financing Statement,       Exhibit 10.12 to the Company's Annual
              Security Agreement and Fixture Filing     Report on Form 10-K for the fiscal year
              between Megatest and the Sun Life         ended December 31, 1995.
              Assurance Company of Canada (U.S.) dated
              August 25, 1995
    10.14     1997 Employee Stock Option Plan           Exhibit 10.14 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.
    10.15     Letter Agreement dated January 24, 1997   Exhibit 10.15 to the Company's Annual
              between the Company and Executive         Report on Form 10-K for the fiscal year
              Officer                                   ended December 31, 1996.
    10.16     1996 Non-Employee Director Stock Option   Exhibit 10.15 to the Company's Annual
              Plan                                      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1996.
    10.17     Letter Agreement dated June 1, 1997       Exhibit 10.15 to the Company's Annual
              between the Company and Member of Board   Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.
    10.18     Letter Agreement dated June 1, 1997       Exhibit 10.16 to the Company's Annual
              between the Company and Member of Board   Report on Form 10-K for the fiscal year
                                                        ended December 31, 1997.
    21.1      Subsidiaries of the Company
    23.1      Consent of PricewaterhouseCoopers LLP
    27.1      Financial Data Schedule
    27.2      Financial Data Schedule for the Form
              10-Q for the nine months ended October
              3, 1999
    27.3      Financial Data Schedule for the Form
              10-Q for the six months ended July 4,
              1999
    27.4      Financial Data Schedule for the Form
              10-Q for the three months ended April 4,
              1999
    27.5      Financial Data Schedule for the Form      Exhibit 27.1 to the Company's Annual
              10-Q for the fiscal year ended December   Report on Form 10-K for the fiscal year
              31, 1998                                  ended December 31, 1998.
    27.6      Financial Data Schedule for the Form      Exhibit 27.2 to the Company's Annual
              10-Q for the nine months ended September  Report on Form 10-K for the fiscal year
              27, 1998                                  ended December 31, 1998.
    27.7      Financial Data Schedule for the Form      Exhibit 27.3 to the Company's Annual
              10-Q for the six months ended June 28,    Report on Form 10-K for the fiscal year
              1998                                      ended December 31, 1998.
    27.8      Financial Data Schedule for the Form      Exhibit 27.4 to the Company's Annual
              10-Q for the three months ended March     Report on Form 10-K for the fiscal year
              29, 1998                                  ended December 31, 1998.
    27.9      Financial Data Schedule for the Form      Exhibit 27.1 to the Company's Annual
              10-K for the fiscal year ended December   Report on Form 10-K for the fiscal year
              31, 1997                                  ended December 31, 1997.
    27.10     Financial Data Schedule for the Form      Exhibit 27.2 to the Company's Annual
              10-Q for the nine months ended September  Report on Form 10-K for the fiscal year
              28, 1997                                  ended December 31, 1997.
    27.11     Financial Data Schedule for the Form      Exhibit 27.3 to the Company's Annual
              10-Q for the six months ended June 29,    Report on Form 10-K for the fiscal year
              1997                                      ended December 31, 1997.
    27.12     Financial Data Schedule for the Form      Exhibit 27.4 to the Company's Annual
              10-Q for the three months ended March     Report on Form 10-K for the fiscal year
              30, 1997                                  ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March, 2000.

                                          TERADYNE, INC.

                                          By:    /s/ MICHAEL A. BRADLEY
                                            ------------------------------------
                                                    MICHAEL A. BRADLEY,
                                             VICE PRESIDENT AND CHIEF FINANCIAL
                                                           OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                 SIGNATURE                   TITLE
                                                                 ---------                   -----
                                                           Chairman of the Board         March   , 2000
---------------------------------------------------
              ALEXANDER V. D'ARBELOFF

             /s/ GEORGE W. CHAMILLARD               President, Chief Executive Officer,  March 24, 2000
---------------------------------------------------       and Member of the Board
               GEORGE W. CHAMILLARD

              /s/ MICHAEL A. BRADLEY                        Vice President and           March 24, 2000
---------------------------------------------------       Chief Financial Officer
                MICHAEL A. BRADLEY

               /s/ DONALD J. HAMMAN                        Controller (Principal         March 24, 2000
---------------------------------------------------         Accounting Officer)
                 DONALD J. HAMMAN

                                                                 Director                March   , 2000
---------------------------------------------------
                  JAMES W. BAGLEY

               /s/ ALBERT CARNESALE                              Director                March 24, 2000
---------------------------------------------------
                 ALBERT CARNESALE

               /s/ DANIEL S. GREGORY                             Director                March 24, 2000
---------------------------------------------------
                 DANIEL S. GREGORY

                                                                 Director                March   , 2000
---------------------------------------------------
                 DWIGHT H. HIBBARD

               /s/ JOHN P. MULRONEY                              Director                March 24, 2000
---------------------------------------------------
                 JOHN P. MULRONEY

              /s/ VINCENT M. O'REILLY                            Director                March 24, 2000
---------------------------------------------------
                VINCENT M. O'REILLY

                                                                 Director                March   , 2000
---------------------------------------------------
                JAMES A. PRESTRIDGE

                /s/ OWEN W. ROBBINS                              Director                March 24, 2000
---------------------------------------------------
                  OWEN W. ROBBINS

                                                                 Director                March   , 2000
---------------------------------------------------
                 RICHARD J. TESTA

                                                                 SIGNATURE                   TITLE
                                                                 ---------                   -----
                 /s/ ROY A. VALLEE                               Director                March 24, 2000
---------------------------------------------------
                   ROY A. VALLEE

              /s/ PATRICIA S. WOLPERT                            Director                March 24, 2000
---------------------------------------------------
                PATRICIA S. WOLPERT