Form 10-Q
period 2000-04-02
TERADYNE INC
filed 2000-05-17
CIK 97210

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

                  For the quarterly period ended April 2, 2000

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of April 30, 2000 was 173,183,173.

                                 TERADYNE, INC.
                                      INDEX

                                                                                                         Page No.
                                                                                                         --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
              April 2, 2000 and December 31, 1999...........................................................3

         Condensed Consolidated Statements of Income for the
              Three Months Ended April 2, 2000 and April 4, 1999............................................4

         Condensed Consolidated Statements of Cash Flows for the
              Three Months Ended April 2, 2000 and April 4, 1999............................................5

         Notes to Condensed Consolidated Financial Statements...............................................6-9

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................................10-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................................................13


                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                ASSETS
                                                                                    April 2, 2000         December 31, 1999
                                                                                    -------------         -----------------
                                                                                     (Unaudited)
                                                                                                 (In thousands)
Current assets:
   Cash and cash equivalents....................................................$      130,195            $     181,345
   Marketable securities........................................................       112,907                   66,316
   Accounts receivable..........................................................       428,249                  296,159
   Inventories:
         Parts..................................................................       160,248                  123,300
         Assemblies in process..................................................       148,035                  145,393
                                                                                --------------            -------------
                                                                                       308,283                  268,693
   Deferred tax assets..........................................................        49,716                   49,716
   Prepayments and other current assets.........................................        36,372                   45,458
                                                                                --------------            -------------
         Total current assets...................................................     1,065,722                  907,687
Property, plant, and equipment, at cost:........................................     1,027,616                  981,986
      Less: Accumulated depreciation............................................      (507,273)                (484,247)
                                                                                --------------            -------------
         Net property, plant, and equipment.....................................       520,343                  497,739
Marketable securities...........................................................       142,671                  139,752
Other assets....................................................................        23,893                   23,035
                                                                                --------------            -------------
         Total assets...........................................................$    1,752,629            $   1,568,213
                                                                                ==============            =============

                                                              LIABILITIES
Current liabilities:
   Notes payable - banks........................................................$        8,055            $       8,221
   Current portion of long-term debt............................................         4,623                    4,659
   Accounts payable.............................................................       159,918                  104,335
   Accrued employees' compensation and withholdings.............................        83,093                  117,314
   Unearned service revenue and customer advances...............................        80,093                   60,096
   Other accrued liabilities....................................................        77,256                   66,223
   Accrued income taxes.........................................................        22,908                   31,478
                                                                                --------------            -------------
         Total current liabilities..............................................       435,946                  392,326
Deferred tax liabilities........................................................        13,907                   13,907
Long-term debt..................................................................         8,733                    8,948
                                                                                --------------            -------------
         Total liabilities......................................................       458,586                  415,181
                                                                                --------------            -------------

                                                         SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 250,000 shares authorized,
   172,697 and 170,319 net shares issued and outstanding
   at April 2, 2000 and December 31, 1999, respectively.........................        21,587                   21,290
Additional paid-in capital......................................................       265,819                  234,198
Retained earnings...............................................................     1,006,637                  897,544
                                                                                --------------            -------------
         Total shareholders' equity.............................................     1,294,043                1,153,032
                                                                                --------------            -------------
         Total liabilities and shareholders' equity.............................$    1,752,629            $   1,568,213
                                                                                ==============            =============




The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form
10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             For the Three Months Ended
                                                                             --------------------------
                                                                        April  2, 2000           April 4, 1999
                                                                        --------------           -------------
                                                                       (In thousands, except per share amounts)

Net sales.....................................................           $   648,131              $   344,454

Expenses:
     Cost of sales............................................               348,840                  219,858
     Engineering and development..............................                69,025                   47,724
     Selling and administrative...............................                78,956                   54,481
                                                                         -----------              -----------
                                                                             496,821                  322,063
                                                                         -----------              -----------

Income from operations........................................               151,310                   22,391

    Interest income...........................................                 4,962                    3,778
    Interest expense..........................................                  (425)                    (462)
                                                                         -----------              -----------

Income before income taxes....................................               155,847                   25,707

Provision for income taxes....................................                46,754                    7,712
                                                                         -----------              -----------


Net income....................................................           $   109,093              $    17,995
                                                                         ===========              ===========

Net income per common share - basic...........................           $      0.63              $      0.11
                                                                         ===========              ===========

Net income per common share - diluted.........................           $      0.60              $      0.10
                                                                         ===========              ===========

Shares used in calculations of net income
    per common share - basic..................................               172,127                  170,032
                                                                             =======                  =======

Shares used in calculations of net income
    per common share - diluted................................               180,873                  177,994
                                                                             =======                  =======







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form
10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.


                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the Three Months Ended
                                                                                      --------------------------
                                                                                  April 2, 2000         April 4, 1999
                                                                                  -------------         -------------
                                                                                             (In thousands)
Cash flows from operating activities:
     Net income........................................................         $     109,093           $     17,995
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation...................................................                23,890                 21,768
        Amortization...................................................                   402                    277
        Other non-cash items, net......................................                 (120)                  (278)
        Changes in operating assets and liabilities:
             Accounts receivable.......................................             (132,090)               (40,760)
             Inventories...............................................              (39,590)                 24,003
             Other assets..............................................                 7,826                (3,166)
             Accounts payable and accruals.............................                52,393                  7,608
             Accrued income taxes......................................                27,832                  8,033
                                                                                --------------          -------------
                 Net cash provided by operating activities.............                49,636                 35,480
                                                                                --------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment........................              (30,791)               (22,207)
     Increase in equipment manufactured by the Company.................              (15,965)                (2,545)
     Purchases of held-to-maturity marketable securitie................              (39,791)
     Proceeds from sales and maturities of available-for-sale..........
        marketable securities..........................................               79,909                  13,213
     Purchases of available-for-sale marketable securities.............              (89,628)               (16,953)
                                                                                --------------          -------------
              Net cash used for investing activities...................              (96,266)               (28,492)
                                                                                --------------          -------------

Cash flows from financing activities:
     Payments of long term debt........................................                  (36)                  (422)
     Acquisition of treasury stock.....................................              (46,293)               (32,501)
     Issuance of common stock under employee stock
         option and stock purchase plans...............................                41,809                 36,179
                                                                                -------------           ------------

                 Net cash flows (used for) provided by financing activities           (4,520)                  3,256
                                                                                --------------          -------------

(Decrease) increase in cash and cash equivalents.......................              (51,150)                 10,244
Cash and cash equivalents at beginning of period.......................               181,345                185,514
                                                                                -------------           -------------

Cash and cash equivalents at end of period.............................         $     130,195           $    195,758
                                                                                ==============          =============

Supplementary disclosure of cash flow information:
        Cash paid (received) during the period for:
               Interest................................................         $         413           $        610
               Income taxes............................................                 1,115                   (157)







The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form
10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

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

   Other Comprehensive Income

     Comprehensive income does not materially differ from net income, for the three months ended April 2, 2000 and April 4, 1999.

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)


C. Recently Issued Accounting Pronouncements
--------------------------------------------

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

     On March 24, 2000 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101A which amended Question 2 of Section B of Topic 13 of the Staff Accounting Bulletin Series. SAB No. 101A delays the implementation date of SAB 101 "Revenue Recognition in Financial Statements" until the Company's second quarter of the fiscal year 2000. SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine its impact.

     In  March  2000,  the  Financial  Accounting  Standard  Board  issued  FASB
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

D. Net Income per Common Share
------------------------------

     The following  table sets forth the  computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                  April 2, 2000      April 4, 1999
                                                                  -------------      -------------

Net Income............................................              $ 109,093           $  17,995
                                                                    =========           =========

Shares used in net income per common share - basic....                172,127             170,032
     Effect of dilutive securities:
         Employee and director stock options..........                  8,671               7,826
         Employee stock purchase rights...............                     75                 136
                                                                    ---------            --------
     Dilutive potential common shares.................                  8,746               7,962
                                                                    ---------            --------
Shares used in net income per common share - diluted..                180,873             177,994
                                                                    =========            ========

Net income per common share - basic...................              $    0.63            $   0.11
                                                                    =========            ========

Net income per common share - diluted.................              $    0.60            $   0.10
                                                                    =========            ========

     Options  to purchase  30,424  shares of common  stock  during  the  three  months  ended  April 2, 2000 and 51,652  shares  of common  stock during the three months  ended April 4, 1999 were  outstanding  during the periods then ended,  but were not included
in the calculation of diluted  net income  per  common share  because the  options'  exercise   price was greater than  the average
market price of the common shares during those periods.

                                 TERADYNE, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)
                                   (Unaudited)

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

     The  Company  evaluates  performance  based  on several factors,  of which the  primary  financial measure is business segment
income before taxes.  The accounting   policies of  the business  segments  are the same as those described in "Note B:  Accounting
Policies" in the Company's Annual Report on Form 10-K  for the year ended December 31, 1999.  Intersegment  sales are accounted for
at  fair value as if sales were to third parties.  Operating  segment   information for the  three months ended  April 2, 2000 and
April 4, 1999 follows (in thousands):

                                         Semiconductor   Backplane    Other
                                             Test        Connection    Test     Corporate
                                           Systems       Systems     Systems      and
                                           Segment       Segment     Segment   Eliminations  Consolidated
                                        -----------------------------------------------------------------
Three months ended April 2, 2000:
---------------------------------
Sales to unaffiliated customers               $456,503    $132,642   $58,986                  $648,131

Intersegment sales                                   -       5,417         -    ($5,417)             -
                                              --------    --------   -------    -------       --------
Net sales                                      456,503     138,059    58,986     (5,417)       648,131

Income before taxes (1)                       $151,695    $ 26,664   $ 1,925   ($24,437)      $155,847
                                              ========    ========   =======    ========      ========


Three months ended April 4, 1999:
---------------------------------
Sales to unaffiliated customers               $198,166     $89,561   $56,727          -       $344,454

Intersegment sales                                   -       1,238         -    ($1,238)             -
                                              --------     -------   -------    -------       --------
Net sales                                      198,166      90,799    56,727     (1,238)       344,454

Income before taxes (1)                       $ 19,022     $14,486   $ 1,193    ($8,994)      $ 25,707
                                              ========     =======   =======    =======       ========



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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                                            For the Three Months Ended
                                                                            --------------------------
                                                                    April 2, 2000                 April 4, 1999
                                                                    -------------                 -------------
                                                                                  (In thousands)

Net sales..................................................            $ 648,131                     $ 344,454
                                                                       =========                     =========

Net income.................................................            $ 109,093                     $  17,995
                                                                       =========                     =========

Percentage of net sales:
     Net sales.............................................                 100%                         100%
     Expenses:
         Cost of sales.....................................                  54                           64
         Engineering and development.......................                  11                           14
         Selling and administrative........................                  12                           16
         Interest, net.....................................                  (1)                          (1)
                                                                        --------                     --------
                                                                             76                           93

     Income before income taxes............................                  24                            7
     Provision for income taxes............................                   7                            2
                                                                        --------                     --------
     Net income............................................                  17%                          5%
                                                                        ========                     ========

Provision for income taxes as a percentage of income
     before taxes..........................................                  30%                          30%
                                                                        ========                     ========


Results of Operations
---------------------

     Sales increased 88% in the first quarter of 2000 to a record $648.1 million from $344.5 million in the first quarter of 1999. Semiconductor test systems shipments increased 130% due to increased orders resulting from continued capacity expansion at semiconductor manufacturers and subcontractors. Sales of backplane connection systems to unaffiliated customers grew 48% as a result of continued growth in demand from networking, data storage, and other high technology customers. Other test systems sales increased 4% from the first quarter of 1999.

     Net income grew $91.1 million to $109.1 million in the first quarter of 2000 from $18.0 million in the first quarter of 1999. Income before income taxes increased $130.1 million from $25.7 million in the first quarter of 1999 to $155.8 million in the first quarter of 2000. Semiconductor test systems and backplane connection systems income before income taxes increased $132.7 million and $12.2 million, respectively in the first quarter of 2000 due to increased sales.

     Incoming orders increased 131% from $444.1 million in the first quarter of 1999 to a record $1,024.2 million in the first quarter of 2000. Orders increased in all operating segments and were led by a 147% increase in semiconductor test systems orders. Backplane connection systems and software test systems orders from unaffiliated customers both increased 123% and 86%, respectively while circuit-board test systems and telecommunication test systems orders increased by 17% and 5%, respectively. The Company's backlog was a record $1,355.6 million at the end of the first quarter of 2000 compared with $679.4 million at the end of the first quarter of 1999.

     Costs of sales as a percentage of sales decreased from 64% of sales in the first quarter of 1999 to 54% of sales in the first quarter of 2000. The decrease in cost of sales was due to the increased utilization of the Company's manufacturing overhead as sales volume increased while certain components of cost of sales remained fixed. In addition, there was a favorable change in the mix as sales of semiconductor test systems, whose margins are generally higher than those of backplane connection systems, were a greater percentage of total Company sales.


     Engineering and development expenses decreased to 11% of sales in the first quarter of 2000 from 14% of sales in the first quarter of 1999 while increasing $21.3 million. This spending growth was primarily due to increased investments in new products in each operating segment.

     Selling and administrative expenses decreased to 12% of sales in the first quarter of 2000 from 16% of sales in the first quarter of 1999 while increasing $24.5 million. This spending growth was due to higher compensation related expenses and spending in support of increased semiconductor test systems, software test systems, and backplane connections system sales.

     Interest income increased $1.2 million to $5.0 million in the first quarter of 2000 compared to the first quarter of 1999 due to an increase in the Company's average invested balances.

     The Company's effective tax rate was 30% in the first quarter 2000. The overall effective rate for the year ended 1999 was also 30%. The Company utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.

Liquidity and Capital Resources
-------------------------------

     The Company's cash, cash equivalents and marketable securities balance decreased $1.6 million in the first quarter of 2000, to $385.8 million. The Company generated cash from operating activities of $49.6 million in the first quarter of 2000 and $35.5 million in the first quarter of 1999. Cash generated from net income, excluding the effects of non-cash items, was $133.3 million and $39.8 million for the first quarters of 2000 and 1999, respectively. Changes in operating assets and liabilities used cash of $83.6 million in the first quarter of 2000 as a result of increases in working capital to support increased sales. In 1999, changes in assets and liabilities used cash of $4.3 million.

     The Company used $96.3 million of cash for investing activities in the first quarter of 2000 and $28.5 million in the first quarter of 1999. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures were $46.8 million in the first quarter of 2000 and $24.8 million in the first quarter of 1999.

     The Company used $4.5 million of cash for financing activities in the first quarter of 2000 and provided $3.3 million in the first quarter of 1999. Financing activities include issuance of the Company's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first quarter of 2000 net common stock activity used $4.5 million. The first quarter of 1999 net common stock activity provided $3.7 million. Since 1996, the Company has used $439.6 million of cash to repurchase 16.9 million shares of its common stock on the open market.

     The Company believes its cash, cash equivalents, and marketable securities balance of $385.8 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     Inflation has not had a significant long-term impact on earnings.

Certain Factors That May Affect Future Results
----------------------------------------------
     From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q and the Company's Annual Report to Shareholders) contains statements that are not purely historical, so-called "forward looking statements," which involve risks and uncertainties. In particular, forward looking statements may include projections, plans, and objectives for the Company's business, financial condition, operating results, future operations, future economic performance or statements relating to the sufficiency of capital to meet working capital and planned capital expenditures. The Company's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in the Company's filings with the Securities and Exchange Commission, including in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The Company's future results are subject to substantial risks and uncertainties. The Company's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by the Company. The Company believes that the markets for newer generations of semiconductors also will be subject to similar fluctuations. There can be no assurance that any increase in semiconductor test systems bookings for a particular calendar quarter will be sustained in subsequent quarters. Any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect the Company's business, financial condition and operating results. In addition, the Company believes many of its semiconductor test systems customers place orders in anticipation of manufacturing their products. If these customers manufacture fewer products than expected, they may attempt to cancel their semiconductor test systems orders with the Company.
These  cancellations  could  have a  material  adverse  effect on the  Company's financial condition in future quarters. Finally, the Company has made substantial investments in fixed-cost infrastructure. If the semiconductor industry experiences a downturn, the Company may have difficulty reducing expenses in a timely manner, which could have a material adverse effect on its profitability.

     The Company recently has experienced record order backlog. If the Company is unable to timely manufacture products to fill these orders and meet customer expectations, customers may cancel existing orders or fail to place new orders in the future, which would have an adverse effect on the Company's revenues and results of operations. Factors that affect the Company's ability to timely fill customer orders include: the availability of expanded manufacturing facilities; the Company's ability to attract and retain qualified manufacturing personnel to meet anticipated manufacturing levels; the difficulties inherent in manufacturing highly complex products that have only recently been introduced; and the availability of components, including semiconductor chips, which may be in short supply from time to time. In addition, the Company relies upon third-party contract manufacturers for certain subsystems used in its products, and the Company's ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom the Company does not exercise any control.

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

     The development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products is critical to the Company's success. Successful product development and introduction depends upon a number of factors, including the ability of the Company to hire and retain qualified engineers, new product design, development of competitive products by competitors, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and product performance at customer locations. The Company's failure to successfully develop, introduce and produce in commercial volume new or enhanced products, or failure of the market to accept these new or enhanced products could materially affect the Company's financial condition.

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

Item 3: - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

There were no material changes in the Company's exposure to market risk from December 31, 1999.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings
-------------------------

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


                                                                            May 17, 2000