Form 10-Q
period 2000-07-02
TERADYNE INC
filed 2000-08-16
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------
(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000

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

                                  617-482-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

     The number of shares outstanding of the registrant's only class of Common Stock as of July 28, 2000 was 173,441,376 shares.

                                 TERADYNE, INC.
                                      INDEX




                                                                        PAGE NO.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
              July 2, 2000 and December 31, 1999............................3

         Condensed Consolidated Statements of Income for the
              Three and Six Months Ended July 2, 2000 and July 4, 1999......4

         Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended July 2, 2000 and July 4, 1999................5

         Notes to Condensed Consolidated Financial Statements..............6-9

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........13

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................13

Item 4.  Submission of Matters to a Vote of Security Holders...............13

Item 6.  Exhibits and Reports on Form 8-K..................................13

Exhibit Index..............................................................15

                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                JULY 2, 2000    DECEMBER 31, 1999
                                                                                ------------    -----------------
                                                                                 (UNAUDITED)
                                                                                         (IN THOUSANDS)
Current assets:
   Cash and cash equivalents ................................................   $   163,247         $   181,345
   Marketable securities ....................................................       133,764              66,316
   Accounts receivable ......................................................       485,911             296,159
   Inventories:
         Parts ..............................................................       223,486             123,300
         Assemblies in process ..............................................       188,243             145,393
                                                                                -----------         -----------
                                                                                    411,729             268,693
   Deferred tax assets ......................................................        49,716              49,716
   Prepayments and other current assets .....................................        36,383              45,458
                                                                                -----------         -----------
         Total current assets ...............................................     1,280,750             907,687
Property, plant, and equipment, at cost: ....................................     1,065,971             981,986
      Less: accumulated depreciation ........................................      (477,677)           (484,247)
                                                                                -----------         -----------
         Net property, plant, and equipment .................................       588,294             497,739
Marketable securities .......................................................       136,814             139,752
Other assets ................................................................        26,578              23,035
                                                                                -----------         -----------
         Total assets .......................................................   $ 2,032,436         $ 1,568,213
                                                                                ===========         ===========

                                   LIABILITIES
Current liabilities:
   Notes payable - banks ....................................................   $     8,089         $     8,221
   Current portion of long-term debt ........................................         4,595               4,659
   Accounts payable .........................................................       186,670             104,335
   Accrued employees' compensation and withholdings .........................       140,971             117,314
   Unearned service revenue and customer advances ...........................        78,752              60,096
   Other accrued liabilities ................................................        87,965              66,223
   Income taxes payable .....................................................        11,577              31,478
                                                                                -----------         -----------
         Total current liabilities ..........................................       518,619             392,326
Deferred tax liabilities ....................................................        13,907              13,907
Long-term debt ..............................................................         8,729               8,948
                                                                                -----------         -----------
         Total liabilities ..................................................       541,255             415,181
                                                                                -----------         -----------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 and 250,000 shares authorized,
   173,406 and 170,319 net shares issued and outstanding
   at July 2, 2000 and December 31, 1999, respectively ......................        21,676              21,290
Additional paid-in capital ..................................................       325,256             234,198
Retained earnings ...........................................................     1,144,249             897,544
                                                                                -----------         -----------
         Total shareholders' equity .........................................     1,491,181           1,153,032
                                                                                -----------         -----------
         Total liabilities and shareholders' equity .........................   $ 2,032,436         $ 1,568,213
                                                                                ===========         ===========


The accompanying notes, together with the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                --------------------------------        --------------------------------
                                                JULY 2,  2000       JULY 4, 1999        JULY 2, 2000        JULY 4, 1999
                                                -------------       ------------        ------------        ------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...................................... $   758,955         $   400,904         $ 1,407,086         $   745,358

Expenses:
     Cost of sales .............................     402,570             236,940             751,410             456,798
     Engineering and development ...............      73,637              56,829             142,662             104,553
     Selling and administrative ................      91,982              59,386             170,938             113,867
                                                 -----------         -----------         -----------         -----------
                                                     568,189             353,155           1,065,010             675,218
                                                 -----------         -----------         -----------         -----------

Income from operations .........................     190,766              47,749             342,076              70,140

Other income (expense):
    Interest income ............................       6,235               3,842              11,197               7,620
    Interest expense ...........................        (412)               (442)               (837)               (904)
                                                 -----------         -----------         -----------         -----------

Income before income taxes .....................     196,589              51,149             352,436              76,856

Provision for income taxes .....................      58,977              15,345             105,731              23,057
                                                 -----------         -----------         -----------         -----------

Net income ..................................... $   137,612         $    35,804         $   246,705         $    53,799
                                                 ===========         ===========         ===========         ===========

Net income per common share - basic ............ $      0.79         $      0.21         $      1.43         $      0.32
                                                 ===========         ===========         ===========         ===========

Net income per common share - diluted .......... $      0.76         $      0.20         $      1.36         $      0.30
                                                 ===========         ===========         ===========         ===========

Shares used in calculations of net income
    per common share - basic ...................     173,158             170,245             172,643             170,138
                                                 ===========         ===========         ===========         ===========
Shares used in calculations of net income
    per common share - diluted .................     181,697             178,061             181,285             178,028
                                                 ===========         ===========         ===========         ===========
==========================================================================================================================


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

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                    ------------------------------
                                                                                    JULY 2, 2000      JULY 4, 1999
                                                                                    ------------      ------------
                                                                                            (IN THOUSANDS)
Cash flows from operating activities:
     Net income ....................................................................  $ 246,705         $  53,799
     Adjustments to reconcile net income to net cash
           provided by operating activities:
        Depreciation ...............................................................     51,003            43,536
        Amortization ...............................................................        804               554
        Other non-cash items, net ..................................................        951               713
        Changes in operating assets and liabilities:
             Accounts receivable ...................................................   (189,752)          (65,510)
             Inventories ...........................................................   (143,036)            9,190
             Other assets ..........................................................      4,728           (17,330)
             Accounts payable and accruals .........................................    146,391            80,707
             Income taxes payable ..................................................     66,732            18,670
                                                                                      ---------         ---------

                 Net cash provided by operating activities .........................    184,526           124,329
                                                                                      ---------         ---------

Cash flows from investing activities:
     Additions to property, plant and equipment ....................................   (116,346)          (51,678)
     Increase in equipment manufactured by the Company .............................    (26,488)           (6,570)
     Purchases of available-for-sale marketable securities .........................   (200,462)          (32,437)
     Maturities of available-for-sale marketable securities ........................    194,790            27,626
     Purchases of held-to-maturity marketable securities ...........................   (118,325)          (88,503)
     Maturities of held-to-maturity marketable securities ..........................     59,487              --
                                                                                      ---------         ---------

             Net cash used for investing activities ................................   (207,344)         (151,562)
                                                                                      ---------         ---------

Cash flows from financing activities:
     Payments of long term debt ....................................................        (91)             (951)
     Acquisition of treasury stock .................................................    (46,293)          (65,389)
     Issuance of common stock under employee stock
         option and stock purchase plans ...........................................     51,104            51,344
                                                                                      ---------         ---------

                 Net cash flows provided by (used for) financing activities ........      4,720           (14,996)
                                                                                      ---------         ---------

Decrease in cash and cash equivalents ..............................................    (18,098)          (42,229)
Cash and cash equivalents at beginning of period ...................................    181,345           185,514
                                                                                      ---------         ---------
Cash and cash equivalents at end of period .........................................  $ 163,247         $ 143,285
                                                                                      =========         =========

Supplementary disclosure of cash flow information:
     Cash paid during the period for:
               Interest ............................................................  $     809         $     951
               Income taxes ........................................................     19,192             4,910


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

   Other Comprehensive Income

     Comprehensive income does not materially differ from net income for the three and six month periods ended July 2, 2000 and July 4, 1999.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of all fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt the provisions of SFAS No. 133 for its 2001 fiscal year. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No.133." SFAS No.138 amends the accounting and reporting standards of SFAS No.133 for certain derivative instruments and certain hedging activities. SFAS No.138 will be adopted concurrently with SFAS No.133. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities.


     On June 26, 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101B which amended Question 2 of Section B of Topic 13 of the Staff Accounting Bulletin Series. SAB No. 101B delays the implementation date of SAB No. 101 "Revenue Recognition in Financial Statements" until the Company's fourth quarter of the fiscal year 2000. SAB No. 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects of applying the guidance in SAB No. 101, if any, will be reported as the cumulative effect adjustment resulting from a change in accounting principle. The Company has not completed its evaluation of SAB 101 and is therefore unable to determine the impact the SAB will have on its financial statements.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

D.   NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):


                                                           For the Three Months Ended       For the Six Months Ended
                                                         -----------------------------    ---------------------------
                                                         July 2, 2000     July 4, 1999    July 2, 2000   July 4, 1999
                                                         ------------     ------------    ------------   ------------
Net Income ................................................ $137,612        $ 35,804        $246,705        $ 53,799
                                                            ========        ========        ========        ========

Shares used in net income per common share - basic ........  173,158         170,245         172,643         170,138
     Effect of dilutive securities:
         Employee and director stock options ..............    8,265           7,431           8,468           7,629
         Employee stock purchase rights ...................      274             385             174             261
                                                            --------        --------        --------        --------
     Dilutive potential common shares .....................    8,539           7,816           8,642           7,890
                                                            --------        --------        --------        --------
Shares used in net income per common share - diluted ......  181,697         178,061         181,285         178,028
                                                            ========        ========        ========        ========

Net income per common share - basic ....................... $   0.79        $   0.21        $   1.43        $   0.32
                                                            ========        ========        ========        ========

Net income per common share - diluted ..................... $   0.76        $   0.20        $   1.36        $   0.30
                                                            ========        ========        ========        ========


For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of the Company's common stock during the three and six month periods presented above. Options to purchase 68,300 and 89,134 shares of common stock during the three months ended July 2, 2000 and July 4,1999 and 49,362 and 70,394 shares during the six months ended July 2, 2000 and July 4, 1999 were outstanding during the periods then ended. These options were not included in the calculation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during those periods.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (UNAUDITED)


E.   OPERATING SEGMENT INFORMATION

     The Company has five principal operating segments which are the design, manufacturing and marketing of semiconductor test systems, backplane connection systems, circuit-board test systems, telecommunication test systems, and software test systems. These operating segments were determined based upon the nature of the products and services offered. The Company has three reportable segments; semiconductor test systems segment, backplane connection systems segment, and other. The other segment is comprised of circuit-board test systems, telecommunication test systems, and software test systems.

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and six month periods ended July 2, 2000 and July 4, 1999 follows (in thousands):


                               Sales to                                              Sales to
                             Unaffiliated   Intersegment     Net     Income (Loss) Unaffiliated  Intersegment   Net    Income (Loss)
Reportable Segments            Customers       Sales        Sales    Before Taxes    Customers      Sales      Sales   Before Taxes
-------------------            ---------    ------------    -----    ------------  ------------  ------------  -----   ------------

                             Three months ended July 2, 2000:                      Three months ended July 4, 1999:
                             --------------------------------                      --------------------------------
Semiconductor Test Systems   $  534,350     $     --     $ 534,350    $ 193,427      $ 263,263      $   --   $ 263,263   $ 51,962
Backplane Connection Systems    169,668        8,249       177,917       38,313         86,530       4,766      91,296     14,716
Other                            54,937           --        54,937       (4,000)        51,111          --      51,111     (4,806)
Corporate and Eliminations           --       (8,249)       (8,249)     (31,151)            --      (4,766)     (4,766)   (10,723)
                             ---------------------------------------------------     -----------------------------------------------
Consolidated                 $  758,955     $     --     $ 758,955    $ 196,589      $ 400,904      $   --   $ 400,904   $ 51,149
                             ===================================================     ===============================================


                              Six months ended July 2, 2000:                         Six months ended July 4, 1999:
                              ------------------------------                         ------------------------------

Semiconductor Test Systems   $  990,853     $     --     $ 990,853    $ 345,122      $ 461,429      $   --   $ 461,429   $ 70,984
Backplane Connection Systems    302,310       13,666       315,976       64,977        176,091       6,004     182,095     29,202
Other                           113,923           --       113,923       (2,075)       107,838          --     107,838     (3,613)
Corporate and Eliminations           --      (13,666)      (13,666)     (55,588)            --      (6,004)     (6,004)   (19,717)
                             --------------------------------------------------     -----------------------------------------------
Consolidated                 $1,407,086     $     --    $1,407,086    $ 352,436      $ 745,358      $   --   $ 745,358   $ 76,856
                             ===================================================     ===============================================



(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest income.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME


                                                           FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                       ---------------------------------    ----------------------------------
                                                       JULY 2, 2000         JULY 4, 1999    JULY 2, 2000          JULY 4, 1999
                                                       ------------         ------------    ------------          ------------
                                                                (IN THOUSANDS)                        (IN THOUSANDS)

Net sales ............................................. $   758,955          $   400,904     $ 1,407,086          $   745,358
                                                        ===========          ===========     ===========          ===========

Net income ............................................ $   137,612          $    35,804     $   246,705          $    53,799
                                                        ===========          ===========     ===========          ===========

Percentage of net sales:
     Net sales ........................................         100%                 100%            100%                 100%
     Expenses:
         Cost of sales ................................          53                   59              54                   62
         Engineering and development ..................          10                   14              10                   14
         Selling and administrative ...................          12                   15              12                   15
         Interest, net ................................          (1)                  (1)             (1)                  (1)
                                                        -----------          -----------     -----------          -----------
                                                                 74                   87              75                   90

     Income before income taxes .......................          26                   13              25                   10
     Provision for income taxes .......................           8                    4               7                    3
                                                        -----------          -----------     -----------          -----------
     Net income .......................................          18%                   9%             18%                   7%
                                                        ===========          ===========     ===========          ===========
Provision for income taxes as a percentage of income
     before taxes .....................................          30%                  30%             30%                  30%
                                                        ===========          ===========     ===========          ===========


RESULTS OF OPERATIONS

     The Company recorded record sales of $759.0 million in the second quarter of 2000, an increase of $358.1 million or 89% from the second quarter of 1999. Semiconductor test systems sales increased 103% from the second quarter of 1999 due to increased orders resulting from capacity expansion by semiconductor manufacturers and subcontractors. Sales of backplane connection systems to unaffiliated customers increased 96% from the second quarter of 1999 as a result of continued growth in demand from networking, data storage, and other high technology customers. Other test systems sales increased 7% from the second quarter of 1999. The Company recorded sales of $1.41 billion in the first six months of 2000, an increase of $661.7 million or 89% over the first six months of 1999. Semiconductor test systems sales and backplane connection systems sales to unaffiliated customers increased 115% and 72%, respectively, when compared to the first six months of 1999. Other test systems sales for the first 6 months of 2000 increased 6% over the corresponding period in 1999. Income before taxes in the second quarter of 2000 increased $145.4 million from the second quarter of 1999 to $196.6 million. For the first six months of 2000, income before taxes increased $275.6 million to $352.4 million when compared to the first six months of 1999.

     Incoming orders were $826.4 million in the second quarter of 2000 compared to $571.0 million in the second quarter of 1999. The increase in incoming orders was led by a 168% increase in backplane connection systems orders and a 20% increase in semiconductor test systems orders. For the six month periods ended July 2, 2000 and July 4, 1999, incoming orders were $1,850.6 million and $1,015.1 million, respectively. The increase in incoming orders was led by a 143% increase in backplane connection systems orders and a 73% increase in semiconductor test systems orders. The Company's backlog was $1,423.0 million at the end of the second quarter of 2000 compared with $849.5 million at the end of the second quarter of 1999.

     Cost of sales decreased from 59% of sales in the second quarter of 1999 to 53% of sales in the second quarter of 2000 and from 62% in the first six months of 1999 to 54% in the first six months of 2000. These percentage decreases were primarily attributable to increased utilization of the Company's manufacturing overhead, as sales volume increased while certain components of cost of sales remained fixed.

     Engineering and development expenses, as a percentage of sales, decreased from 14% in the second quarter and first six months of 1999 to 10% in the second quarter and first six months of 2000, while increasing by $16.8 million and $38.1 million, respectively. This spending growth was primarily due to increased investments in new products in each operating segment.

     Selling and administrative expenses, as a percentage of sales, decreased from 15% in the second quarter and first six months of 1999 to 12% in the second quarter and first six months of 2000, while increasing by $32.6 million and $57.1 million, respectively. This spending growth was due to higher compensation related expenses and spending in support of increased semiconductor test systems, software test systems, and backplane connection systems sales.

     Interest income increased by $2.4 million to $6.2 million in the second quarter of 2000 compared to the second quarter of 1999 and by $3.6 million to $11.2 million in the first six months of 2000 compared to the first six months of 1999. These increases are attributable to increases in the Company's average invested balances.

     The Company's overall effective tax rate was 30% in the second quarter of 2000 and the first six months of 2000. The overall effective tax rate for the year ended 1999 was also 30%. The Company utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash, cash equivalents and marketable securities balance increased $46.4 million in the first six months of 2000, to $433.8 million. The Company generated cash from operating activities of $184.5 million in the first six months of 2000 and $124.3 million in the six months of 1999. Cash generated from net income, excluding the effects of non-cash items, was $299.5 million and $98.6 million for the first six months of 2000 and 1999, respectively. Changes in operating assets and liabilities used cash of $115.0 million in the first six months of 2000 as a result of increases in working capital to support increased sales. In the first six months of 1999, changes in operating assets and liabilities provided cash of $25.7 million.

     The Company used $207.3 million of cash for investing activities in the first six months of 2000 and $151.6 million in the first six months of 1999. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures were $142.8 million in the first six months of 2000 and $58.2 million in the first six months of 1999.

     Financing activities provided $4.7 million of cash during the first six months of 2000. The Company used $15.0 million of cash for financing activities in the first six months of 1999. Financing activities include issuance of the Company's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first six months of 2000, net common stock activity provided cash of $4.8 million. During the first six months of 1999, net common stock activity used cash of $14.0 million. Since 1996, the Company has used $439.6 million of cash to repurchase 16.9 million shares of its common stock on the open market.

     The Company believes its cash, cash equivalents, and marketable securities balance of $433.8 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of security holders of the Company was held May 25, 2000. The following were elected as Directors:

                              Total Vote              Total Vote Withheld
Nominee                    For Each Nominee             For Each Nominee
-------                    ----------------             ----------------

Albert Carnesale             149,756,501                    851,007
George W. Chamillard         149,765,484                    842,024
Dwight H. Hibbard            149,735,702                    871,806
Roy A. Vallee                149,741,675                    865,833

     The term of office for the following directors continued after the meeting:
Alexander V. d'Arbeloff, James W. Bagley, Daniel S. Gregory, John P. Mulroney, Vincent M. O'Reilly, Owen W. Robbins, Richard J. Testa, and Patricia S. Wolpert. Effective May 31, 2000, Alexander V. d'Arbeloff and Owen W. Robbins resigned as directors of the Company.

     The security holders ratified the selection of the firm
PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2000, with 149,995,037 shares voting in favor, 224,806 shares voting against, and 387,665 shares abstaining.

     In addition, the security holders approved an amendment to the Company's Restated Articles of Organization, as amended, increasing from 250,000,000 to 1,000,000,000 the number of authorized shares of common stock, par value $.125 per share, with 99,225,914 shares voting in favor, 51,015,882 shares voting against, and 365,712 shares abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a): Exhibits

Exhibit Number       Description
--------------       -----------
     3.01            Amendment to Articles of Incorporation
     27.3            Financial Data Schedule

(b): Reports on Form 8-K

There were no Form 8-K filings by the Company during the quarter ended July 2, 2000.

                                SIGNATURES
                                ----------

                                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TERADYNE, INC.
                                 ---------------------------------------
                                                Registrant



                                    /s/     MICHAEL A. BRADLEY
                                  -------------------------------------
                                            Michael A. Bradley
                                            Vice President and
                                         Chief Financial Officer


                                             August 16, 2000

                                 EXHIBIT INDEX


EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

   3.01           Amendment to Articles of Incorporation
   27.3           Financial Data Schedule