Form 10-Q
period 2000-10-01
TERADYNE INC
filed 2000-11-15
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

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

                                  617-482-2700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                                              -    -

     The number of shares outstanding of the registrant's only class of Common Stock as of October 29, 2000 was 174,473,839 shares.

                                 TERADYNE, INC.
                                      INDEX

                                                                             PAGE NO.

                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
             October 1, 2000 and December 31, 1999............................     3

           Condensed Consolidated Statements of Income for the Three
             and Nine Months Ended October 1, 2000 and October 3, 1999........     4

           Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended October 1, 2000 and October 3, 1999............     5

           Notes to Condensed Consolidated Financial Statements...............  6-10

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................... 11-14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........    15

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................    15

Item 2.    Changes in Securities and Use of Proceeds..........................    15

Item 4.    Submission of Matters to a Vote of Security Holders................    15

Item 6(b). Reports on Form 8-K................................................    15

                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                               OCTOBER 1, 2000     DECEMBER 31, 1999
                                                                               ---------------     -----------------
                                                                                 (UNAUDITED)
                                                                                          (IN THOUSANDS)
Current assets:
   Cash and cash equivalents ...........................................         $   227,090          $   181,345
   Marketable securities ...............................................              98,785               66,316
   Accounts receivable .................................................             538,208              296,159
   Inventories:
         Parts .........................................................             296,351              123,300
         Assemblies in process .........................................             176,512              145,393
                                                                                 -----------          -----------
                                                                                     472,863              268,693
   Deferred tax assets .................................................              49,716               49,716
   Prepayments and other current assets ................................              42,387               45,458
                                                                                 -----------          -----------
         Total current assets ..........................................           1,429,049              907,687
Property, plant, and equipment, at cost ................................           1,174,995              981,986
      Less: accumulated depreciation ...................................            (499,936)            (484,247)
                                                                                 -----------          -----------
         Net property, plant, and equipment ............................             675,059              497,739
Marketable securities ..................................................             135,906              139,752
Other assets ...........................................................              80,559               23,035
                                                                                 -----------          -----------
         Total assets ..................................................         $ 2,320,573          $ 1,568,213
                                                                                 ===========          ===========

                                   LIABILITIES
Current liabilities:
   Notes payable - banks ...............................................         $     7,801          $     8,221
   Current portion of long-term debt ...................................                 102                4,659
   Accounts payable ....................................................             189,126              104,335
   Accrued employees' compensation and withholdings ....................             147,425              117,314
   Unearned service revenue and customer advances ......................              88,065               60,096
   Other accrued liabilities ...........................................              97,930               66,223
   Income taxes payable ................................................              32,552               31,478
                                                                                 -----------          -----------
         Total current liabilities .....................................             563,001              392,326
Deferred tax liabilities ...............................................              19,778               13,907
Long-term debt .........................................................               8,630                8,948
                                                                                 -----------          -----------
         Total liabilities .............................................             591,409              415,181
                                                                                 -----------          -----------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 and 250,000 shares authorized,
 175,220 and 170,319 net shares issued and outstanding
 at October 1, 2000 and December 31, 1999, respectively ................              21,903               21,290
Additional paid-in capital .............................................             409,548              234,198
Retained earnings ......................................................           1,297,713              897,544
                                                                                 -----------          -----------
         Total shareholders' equity ....................................           1,729,164            1,153,032
         Total liabilities and shareholders' equity ....................         $ 2,320,573          $ 1,568,213
                                                                                 ===========          ===========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                               OCTOBER 1, 2000     OCTOBER 3, 1999      OCTOBER 1, 2000      OCTOBER 3, 1999
                                               ---------------     ---------------      ---------------      ---------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ...............................         $   848,027         $   497,039          $ 2,255,113          $ 1,242,397

Expenses:
     Cost of sales ......................             460,752             281,299            1,212,162              738,097
     Engineering and development ........              78,963              60,331              221,625              164,884
     Selling and administrative .........              95,149              70,470              266,087              184,337
                                                  -----------         -----------          -----------          -----------
                                                      634,864             412,100            1,699,874            1,087,318
                                                  -----------         -----------          -----------          -----------

Income from operations ..................             213,163              84,939              555,239              155,079

Other income (expense):
     Interest income ....................               6,641               4,794               17,838               12,414
     Interest expense ...................                (570)               (217)              (1,407)              (1,121)
                                                  -----------         -----------          -----------          -----------

Income before income taxes ..............             219,234              89,516              571,670              166,372

Provision for income taxes ..............              65,770              26,855              171,501               49,912
                                                  -----------         -----------          -----------          -----------

Net income ..............................         $   153,464         $    62,661          $   400,169          $   116,460
                                                  ===========         ===========          ===========          ===========

Net income per common share - basic .....         $      0.88         $      0.37          $      2.31          $      0.68
                                                  ===========         ===========          ===========          ===========

Net income per common share - diluted ...         $      0.84         $      0.35          $      2.20          $      0.65
                                                  ===========         ===========          ===========          ===========

Shares used in calculations of net income
     per common share - basic ...........             174,369             171,098              173,218              170,458
                                                  ===========         ===========          ===========          ===========

Shares used in calculations of net income
     per common share - diluted .........             181,937             179,026              181,502              178,361
                                                  ===========         ===========          ===========          ===========
===========================================================================================================================

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                    -------------------------
                                                                               OCTOBER 1, 2000    OCTOBER 3, 1999
                                                                               ---------------    ---------------
                                                                                         (IN THOUSANDS)
Cash flows from operating activities:
     Net income .........................................................         $ 400,169          $ 116,460
     Adjustments to reconcile net income to net cash
           Provided by operating activities:
        Depreciation ....................................................            73,874             63,779
        Amortization ....................................................             1,656                831
        Other non-cash items, net .......................................            (8,086)             3,313
        Changes in operating assets and liabilities, net of acquisitions:
             Accounts receivable ........................................          (232,098)           (95,650)
             Inventories ................................................          (195,619)           (16,284)
             Other assets ...............................................             7,573            (17,063)
             Accounts payable and accruals ..............................           165,049            119,918
             Income taxes payable .......................................            80,196             36,404
                                                                                  ---------          ---------

             Net cash provided by operating activities ..................           292,714            211,708
                                                                                  ---------          ---------

Cash flows from investing activities:
     Additions to property, plant and equipment .........................          (167,448)           (78,418)
     Increase in equipment manufactured by Teradyne .....................           (40,478)           (21,853)
     Purchases of available-for-sale marketable securities ..............          (276,490)          (116,002)
     Maturities of available-for-sale marketable securities .............           268,300             81,634
     Purchases of held-to-maturity marketable securities ................          (118,325)          (118,991)
     Maturities of held-to-maturity marketable securities ...............            97,892             29,763
     Cash acquired in acquisitions ......................................             1,885                  0
                                                                                  ---------          ---------

             Net cash used for investing activities .....................          (234,664)          (223,867)
                                                                                  ---------          ---------

Cash flows from financing activities:
     Payments of long term debt .........................................            (4,659)            (1,263)
     Acquisition of treasury stock ......................................           (60,659)          (120,605)
     Issuance of common stock under employee stock
     option and stock purchase plans ....................................            53,013             69,718
                                                                                  ---------          ---------

                 Net cash flows used for financing activities ...........           (12,305)           (52,150)
                                                                                  ---------          ---------

Increase/(decrease) in cash and cash equivalents ........................            45,745            (64,309)
Cash and cash equivalents at beginning of period ........................           181,345            185,514
                                                                                  ---------          ---------
Cash and cash equivalents at end of period ..............................         $ 227,090          $ 121,205
                                                                                  =========          =========

Supplementary disclosure of cash flow information:
     Cash paid during the period for:
        Interest ........................................................         $   1,339          $   1,157
        Income taxes ....................................................         $  72,498          $  13,874
        Business acquired:
          Fair value of assets acquired .................................         $ 119,888
          Liabilities assumed ...........................................            15,401
          Common stock issued ...........................................         $ 104,487

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 1999 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   TERADYNE, INC.

     We design, manufacture, market and service test systems and related software, as well as backplanes and associated connectors. We currently have five principal products:

     -    semiconductor test systems;

     -    backplane connection systems;

     -    circuit-board inspection and test systems;

     -    broadband test systems; and

     -    software test systems.

     Semiconductor Test Systems. We produce semiconductor test systems for use by electronic component manufacturers in the design and testing of a wide variety of semiconductor products, including logic, memory, mixed signal, and "system on a chip" integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and subcontractors to the semiconductor industry. Semiconductor manufacturers use our semiconductor test systems to:

     -    measure product performance;

     -    improve product quality;

     -    shorten time to market;

     -    enhance manufacturability;

     -    conserve labor costs; and

     -    increase production yields.

     Backplane Connection Systems. The computer, communications, and military/aerospace industries are the principal users of our backplane connection systems. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. We produce both printed circuit and metal backplanes, along with mating circuit-board connectors. Our backplane connection systems customers include makers of data storage systems, telecommunications gear, and routers and servers. In addition, backplane connection systems have a long-standing military/aerospace customer base.

     Circuit-board Inspection and Test Systems. Electronic equipment manufacturers use our circuit-board inspection and test systems for the design, inspection and testing of circuit boards and other assemblies. We also sell circuit-board inspection and test systems to customers across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. Similar to semiconductor test systems, our customers use their systems and related software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to conserve labor costs, and to increase production yields.

     Broadband Test Systems. Broadband test systems support communications service providers' goals to sell and deploy more services sooner and improve the efficiency of qualification, provisioning and customer care.

     Software Test Systems. A number of industries use our software test systems to test communications networks, computerized telecommunication systems, and web based applications. In September 2000, we announced that we are consolidating our software test units into a single company to be called Empirix. The employees of Empirix and an outside investor group will subsequently own a controlling position in the new company, and we will retain an ownership position. The transaction is expected to be completed at the end of the fourth quarter of 2000.

B.   ACCOUNTING POLICIES

  Basis of Presentation

     The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

  Revenue Recognition

     Product revenue is recognized upon shipment. Teradyne's products are generally subject to warranty, and we provide for such estimated costs when product revenue is recognized. We recognize service revenue as the services are provided or ratably over the period of the related contract, as applicable. Teradyne unbundles service revenue from product sales and maintenance services from software license fees based upon amounts charged when such elements are separately sold. For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

  Other Comprehensive Income

     Comprehensive income does not materially differ from net income for the three and nine month periods ended October 1, 2000 and October 3, 1999.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C.   ACQUISITIONS AND DIVESTITURES

     On August 15, 2000, we acquired two California-based companies, both in the printed circuit board (PCB) industry: Herco Technology of San Diego, CA, a fabricator of printed circuit boards, and Synthane Taylor of La Verne, CA, which supplies PCB laminates and is a major supplier to Herco. The acquisitions will be part of the backplane connections systems operating segment. The cost of the acquired companies was $104.5 million with approximately 1.8 million shares of common stock issued. The acquisitions have been accounted for by the purchase method of accounting and accordingly, the results have been included in our consolidated results of operations from the date of acquisition. Pro-forma amounts for the acquisitions are not included as their effect is not material to the financial statements. Goodwill of $53.3 million resulting from the acquisitions is being amortized on a straight-line basis over a 15-year period.

The components of the purchase price allocation are as follows:

                                             ($000'S)
Current assets                              $  20,140
Property, plant and equipment                  41,650
Acquired intangibles                            4,737
Goodwill                                       53,361
Less: Liabilities assumed                      15,401
                                            ---------
Total                                       $ 104,487

On September 6, 2000, Teradyne announced that it would be consolidating its software test units, acquired over the last several years, into a single company to be called Empirix. The employees of Empirix and an investor group led by Matrix Partners of Waltham, MA will own a controlling interest in the new company, with Teradyne retaining an ownership position. The date of the transaction is subject to certain closing conditions, including receipt of regulatory approvals and is expected to be completed at the end of the fourth quarter of 2000.

D.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of all fiscal years beginning after June 15, 2000. Accordingly, Teradyne will adopt the provisions of SFAS No. 133 for its 2001 fiscal year. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.138 "Accounting for Certain Derivative Instruments and Hedging Activities - an amendment of FASB Statement No.133." SFAS No.138 amends the accounting and reporting standards of SFAS No.133 for certain derivative instruments and certain hedging activities. SFAS No.138 will be adopted concurrently with SFAS No.133. Management is currently evaluating the effects of this change on its recording of derivatives and hedging activities.

     On June 26, 2000, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101B which amended Question 2 of Section B of Topic 13 of the Staff Accounting Bulletin Series. SAB No. 101B delays the implementation date of SAB No. 101 "Revenue Recognition in Financial Statements" until Teradyne's fourth quarter of the fiscal year 2000. SAB No. 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The effects of applying the guidance in SAB No. 101, if any, will be reported as the cumulative effect adjustment resulting from a change in accounting principle. Teradyne has not completed its evaluation of SAB 101 and is therefore unable to determine the impact the SAB will have on its financial statements.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

E.   NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                    FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                    --------------------------        -------------------------
                                                                 OCTOBER 1, 2000  OCTOBER 3, 1999  OCTOBER 1, 2000  OCTOBER 3, 1999
                                                                 ---------------  ---------------  ---------------  ---------------

Net Income .................................................         $153,464         $ 62,661         $400,169         $116,460
                                                                     ========         ========         ========         ========

Shares used in net income per common share - basic .........          174,369          171,098          173,218          170,458
     Effect of dilutive securities
         Employee and director stock options ...............            7,082            7,299            8,005            7,519
         Employee stock purchase rights ....................              486              629              279              384
                                                                     --------         --------         --------         --------
     Dilutive potential common shares ......................            7,568            7,928            8,284            7,903
                                                                     --------         --------         --------         --------
Shares used in net income per common share - diluted .......          181,937          179,026          181,502          178,361
                                                                     ========         ========         ========         ========

Net income per common share - basic ........................         $   0.88         $   0.37         $   2.31         $   0.68
                                                                     ========         ========         ========         ========

Net income per common share - diluted ......................         $   0.84         $   0.35         $   2.20         $   0.65
                                                                     ========         ========         ========         ========

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Teradyne's common stock during the three and nine month periods presented above. Options to purchase 656,605 and 27,566 shares of common stock respectively, during the three months ended October 1, 2000 and October 3, 1999 and 251,776 and 56,118 shares of common stock, respectively, during the nine months ended October 1, 2000 and October 3, 1999 were outstanding during the periods then ended. These options were not included in the calculation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during those periods.

                                 TERADYNE, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                   (UNAUDITED)

F.   OPERATING SEGMENT INFORMATION

     Teradyne has five principal operating segments which are the design, manufacturing and marketing of semiconductor test systems, backplane connection systems, circuit-board test systems, broadband test systems, and software test systems. These operating segments were determined based upon the nature of the products and services offered. Teradyne has three reportable segments; semiconductor test systems segment, backplane connection systems segment, and other. The other segment is comprised of circuit-board test systems, broadband test systems, and software test systems.

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in the Teradyne's Annual Report on Form 10-K for the year ended December 31, 1999. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and nine month periods ended October 1 2000 and October 3, 1999 follows (in thousands):

                               Sales to                                             Sales to
                             Unaffilliated Intersegment   Net     Income (Loss)   Unaffilliated  Intersegment   Net    Income (Loss)
Reportable Segments            Customers      Sales      Sales    Before Taxes     Customers        Sales      Sales   Before Taxes
-------------------          ------------- ------------  -----    -------------   -------------  ------------  -----   ------------
                             THREE MONTHS ENDED OCTOBER 1, 2000:                 THREE MONTHS ENDED OCTOBER 3, 1999:
                             -----------------------------------                 -----------------------------------
Semiconductor Test Systems    $   580,299    $     --  $  580,299  $   202,913    $  359,193     $     --  $  359,193  $103,523
Backplane Connection Systems      195,956      10,586     206,542       43,000        90,023        5,124      95,147    15,336
Other                              71,772          --      71,772        2,191        47,823           --      47,823    (6,822)
Corporate and Eliminations             --     (10,586)    (10,586)     (28,870)           --       (5,124)     (5,124)  (22,521)
                             -------------------------------------------------------------------------------------------------------
Consolidated                  $   848,027    $     --  $  848,027  $   219,234    $  497,039     $     --  $  497,039  $ 89,516
                             =======================================================================================================

                             NINE MONTHS ENDED OCTOBER 1, 2000:                  NINE MONTHS ENDED OCTOBER 3, 1999:
                             ----------------------------------                  ----------------------------------
Semiconductor Test Systems    $ 1,571,152    $     --  $1,571,152  $   548,035    $  820,622     $     --  $  820,622  $174,507
Backplane Connection Systems      498,266      24,252     522,518      107,977       266,114       11,128     277,242    44,538
Other                             185,695                 185,695          116       155,661           --     155,661   (10,435)
Corporate and Eliminations                    (24,252)    (24,252)     (84,458)                   (11,128)    (11,128)  (42,238)
                             -------------------------------------------------------------------------------------------------------
Consolidated                  $ 2,255,113    $     --  $2,255,113  $   571,670    $1,242,397     $     --  $1,242,397  $166,372
                             =======================================================================================================

(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest income.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                      --------------------------              -------------------------
                                                    OCTOBER 1,          OCTOBER 3,          OCTOBER 1,          OCTOBER 3,
                                                    ----------          ----------          ----------          ----------
                                                       2000                1999                2000                1999
                                                    ----------          -----------         -----------         -----------
                                                            (IN THOUSANDS)                          (IN THOUSANDS)
Net sales ...................................       $   848,027         $   497,039         $ 2,255,113         $ 1,242,397
                                                    ===========         ===========         ===========         ===========

Net income ..................................       $   153,464         $    62,661         $   400,169         $   116,460
                                                    ===========         ===========         ===========         ===========

Percentage of net sales:
     Net sales ..............................               100%                100%                100%                100%
     Expenses:
         Cost of sales ......................                54                  57                  54                  60
         Engineering and development ........                 9                  12                  10                  13
         Selling and administrative .........                11                  14                  12                  15
         Interest, net ......................                (1)                 (1)                 (1)                 (1)
                                                    -----------         -----------         -----------         -----------

     Income before income taxes .............                26                  18                  25                  13
     Provision for income taxes .............                 8                   5                   7                   4
                                                    -----------         -----------         -----------         -----------
     Net income .............................                18%                 13%                 18%                  9%
                                                    ===========         ===========         ===========         ===========

Provision for income taxes as a percentage of
     income before taxes ....................                30%                 30%                 30%                 30%
                                                    ===========         ===========         ===========         ===========

RESULTS OF OPERATIONS

     Teradyne recorded record sales of $848.0 million in the third quarter of 2000, an increase of $351.0 million or 71% from the third quarter of 1999. Semiconductor test systems sales increased 62% from the third quarter of 1999 due to increased orders resulting from capacity expansion by semiconductor manufacturers and subcontractors. Sales of backplane connection systems to unaffiliated customers increased 118% from the third quarter of 1999 as a result of continued growth in demand from networking, data storage, and other high technology customers. Other test systems sales increased 50% over the third quarter of 1999. Teradyne recorded sales of $2.3 billion in the first nine months of 2000, an increase of $1.0 billion or 82% over the first nine months of 1999. Semiconductor test systems sales and backplane connection systems sales to unaffiliated customers increased 91% and 87%, respectively, when compared to the first nine months of 1999. Other test systems sales for the first nine months of 2000 increased 19% over the corresponding period in 1999. Income before taxes in the third quarter of 2000 increased $129.7 million from the third quarter of 1999 to $219.2 million. For the first nine months of 2000, income before taxes increased $405.3 million to $571.7 million when compared to the first nine months of 1999.

     Incoming orders were $818.7 million in the third quarter of 2000 compared to $490.5 million in the third quarter of 1999. The increase in incoming orders was led by an 187% increase in backplane connection systems orders and a 21% increase in semiconductor test systems orders. For the nine month periods ended October 1, 2000 and October 3, 1999, incoming orders were $2,669.3 million and $1,505.6 million, respectively. The increase in incoming orders was led by a 162% increase in backplane connection systems orders and a 57% increase in semiconductor test systems orders. Teradyne's backlog was $1,406.4 million at the end of the third quarter of 2000, as adjusted for acquired backplane connection systems backlog, compared with $843.0 million at the end of the third quarter of 1999.

     Cost of sales decreased from 57% of sales in the third quarter of 1999 to 54% of sales in the third quarter of 2000 and from 60% in the first nine months of 1999 to 54% in the first nine months of 2000. These percentage decreases were primarily attributable to increased utilization of Teradyne's manufacturing overhead, as sales volume increased while certain components of cost of sales remained fixed.

     Engineering and development expenses, as a percentage of sales, decreased from 12% in the third quarter and 13% in the first nine months of 1999 to 9% in the third quarter and 10% in the first nine months of 2000, while increasing by $18.6 million and $56.7 million, respectively. This spending growth was primarily due to increased investments in new products in each operating segment.

     Selling and administrative expenses, as a percentage of sales, decreased from 14% in the third quarter and 15% in the first nine months of 1999 to 11% in the third quarter and 12% in the first nine months of 2000, while increasing by $24.7 million and $81.8 million, respectively. This spending growth was due to higher compensation related expenses and spending in support of increased semiconductor test systems, software test systems, and backplane connection systems sales.

     Interest income increased by $1.8 million to $6.6 million in the third quarter of 2000 compared to the third quarter of 1999 and by $5.4 million to $17.8 million in the first nine months of 2000 compared to the first nine months of 1999. These increases are attributable to increases in the Teradyne's average invested balances.

     Teradyne's overall effective tax rate was 30% in the third quarter of 2000 and the first nine months of 2000. The overall effective tax rate for the year ended 1999 was also 30%. Teradyne utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Teradyne's cash, cash equivalents and marketable securities balance increased $74.4 million in the first nine months of 2000, to $461.8 million. Teradyne generated cash from operating activities of $292.7 million in the first nine months of 2000 and $211.7 million in the nine months of 1999. Cash generated from net income, excluding the effects of non-cash items, was $467.6 million and $184.4 million for the first nine months of 2000 and 1999, respectively. Changes in operating assets and liabilities used cash of $174.9 million in the first nine months of 2000 as a result of increases in working capital to support increased sales. In the first nine months of 1999, changes in operating assets and liabilities provided cash of $27.3 million.

     Teradyne used $234.7 million of cash for investing activities in the first nine months of 2000 and $223.9 million in the first nine months of 1999. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures were $207.9 million in the first nine months of 2000 and $100.3 million in the first nine months of 1999.

     Financing activities used $12.3 million of cash during the first nine months of 2000 and $52.2 million of cash in the first nine months of 1999. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first nine months of 2000, net common stock activity used cash of $7.6 million. During the first nine months of 1999, net common stock activity used cash of $50.8 million. Since 1996, Teradyne has used $453.9 million of cash to repurchase 17.1 million shares of its common stock on the open market.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $461.8 million, together with other sources of funds, including cash flow generated from operations and the available borrowing capacity of $120.0 million under its line of credit agreement, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     On August 15, 2000, Teradyne acquired two California-based companies, both in the printed circuit board (PCB) industry: Herco Technology of San Diego, CA, a fabricator of printed circuit boards, and Synthane Taylor of La Verne, CA, which supplies PCB laminates and is a major supplier to Herco. The acquisition provides added capacity to the backplane connections systems operating segment.

     Inflation has not had a significant long-term impact on earnings.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q and our Annual Report to Shareholders) contains statements that are not purely historical, but are forward looking statements, which involve risks and uncertainties. In particular, forward looking statements may include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, future economic performance or statements relating to the sufficiency of capital to meet working capital and planned capital expenditures. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 1999.

OUR SEMICONDUCTOR TESTING BUSINESS IS DEPENDENT ON THE CURRENT AND ANTICIPATED

MARKET FOR SEMICONDUCTORS, WHICH IS HIGHLY CYCLICAL.

     Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for semiconductors and products incorporating semiconductors. The semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on the semiconductor industry's demand for test equipment, including systems manufactured and marketed by us. We believe that the markets for newer generations of semiconductors will also be subject to similar fluctuations. We cannot assure that any future increase in semiconductor test systems sales or bookings for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the semiconductor industry or particular segments within the semiconductor industry may adversely affect our business, financial condition and operating results.

IF WE EXPERIENCE CANCELLATIONS OR OUR CUSTOMERS FAIL TO PLACE NEW ORDERS BECAUSE OF OUR CURRENT ORDER BACKLOG, IT WOULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     We typically maintain a large multi-week order backlog. If we are unable to fill these orders and meet customer delivery expectations, customers may cancel existing orders or fail to place new orders in the future, which would have an adverse effect on our revenues and results of operations. Factors that affect our ability to meet customer delivery expectations include:

     -    the availability of expanded manufacturing facilities;

     - our ability to attract and retain qualified manufacturing personnel to meet anticipated manufacturing levels;

     - the difficulties inherent in manufacturing highly complex products that have only recently been introduced; and

     - the availability of components, including semiconductor chips, which may be in short supply from time to time.

     In addition, we rely upon third-party contract manufacturers for certain subsystems used in our products, and our ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom we do not exercise any control.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE A VALUABLE ASSET OR MAY INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS.

     Our products incorporate technology that we protect in several ways, including patents, copyrights, and trade secrets. While we believe that our patents, copyrights, and trade secrets have value, in general no single one is in itself essential. At times we have been notified that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products, or could require a lengthy and expensive defense which could adversely affect our operating results.

IF WE FAIL TO DEVELOP NEW TECHNOLOGIES TO ADAPT TO OUR CUSTOMERS' NEEDS AND IF OUR CUSTOMERS FAIL TO ACCEPT OUR NEW PRODUCTS, IT WILL ADVERSELY AFFECT OUR REVENUES.

     We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. Our development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products is critical to our success. Successful product development and introduction depends upon a number of factors, including:

     -    new product selection;

     -    development of competitive products by competitors;

     -    timely and efficient completion of product design; and

     - timely and efficient implementation of manufacturing and assembly processes and product performance at customer locations.

INTENSE COMPETITION IN OUR INDUSTRY MAY AFFECT OUR REVENUES.

     We face substantial competition, throughout the world, in each of our operating segments. Some of these competitors also have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of our products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect our business, financial condition and results of operations.

WE ARE SUBJECT TO RISKS OF OPERATING INTERNATIONALLY.

     We derive a significant portion of our total revenue from customers outside the United States. Our international sales are subject to significant risks and difficulties, including:

     - unexpected changes in legal and regulatory requirements and in policy changes affecting our markets;

     -    changes in tariffs and exchange rates;

     -    political and economic instability;

     -    difficulties in accounts receivable collection;

     -    difficulties in staffing and managing international operations; and

     -    potentially adverse tax consequences.

     In addition, we generate a significant portion of our semiconductor test systems revenue from customers operating in South Asian countries and Taiwan. Although the economies of South Asian countries and Taiwan have stabilized to some degree since mid fiscal 1998, if these economies deteriorate the negative economic developments would increase the likelihood of either a direct or indirect adverse impact on the our future operating results.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

     -    competitive pressures on selling prices;

     -    the timing and cancellation of customer orders;

     -    changes in product mix;

     - our ability to introduce new products and technologies on a timely basis;

     -    introduction of products and technologies by our competitors;

     -    market acceptance of our and our competitors' products;

     -    fulfilling backlog on a timely basis;

     -    reliance on sole source suppliers;

     -    potential retrofit costs;

     -    the level of orders received which can be shipped in a quarter; and

     -    the timing of investments in engineering and development.

     As a result of the foregoing and other factors, we have and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in Teradyne's exposure to market risk from December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse affect on the financial position or results of our operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 15, 2000, in consideration for the acquisitions of Herco Technology and Synthane Taylor, Teradyne issued 1,841,162 shares of common stock to the three selling shareholders of the acquired companies. The securities were issued in reliance on Rule 506 promulgated under Regulation D of the Securities Act of 1933. Teradyne subsequently registered the shares on a form S-3 registration statement, declared effective by the SEC on October 19, 2000.


ITEM 6(b): REPORTS ON FORM 8-K

     There were no Form 8-K filings during the quarter ended October 1, 2000, as none were required.

                                  SIGNATURES

                                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               TERADYNE, INC.
                                  ----------------------------------------------
                                                 Registrant


                                          /s/ MICHAEL A. BRADLEY
                                  ----------------------------------------------
                                              Michael A. Bradley
                                              Vice President and
                                              Chief Financial Officer


                                          November 15, 2000