Form 10-K
period 2000-12-31
TERADYNE INC
filed 2001-03-27
CIK 97210

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 1-6462
                            -----------------------------

                                   TERADYNE, INC.
               (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-2272148
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)

 321 HARRISON AVENUE, BOSTON, MASSACHUSETTS                        02118
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (617) 482-2700
                            ------------------------
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
   Common Stock, par value $0.125 per share               New York Stock Exchange
         Common Stock Purchase Rights                     New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 25, 2001 was $6.2 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 25, 2001 was 173,888,278 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2001 annual meeting of shareholders are incorporated by reference into Part III.

                                 TERADYNE, INC.

                                   FORM 10-K

                                     PART I

ITEM 1:  BUSINESS

     Teradyne, Inc. is a leading manufacturer of automatic test equipment ("ATE") and related software for the electronics and communications industries. Products include systems to test and inspect:

        - semiconductors ("semiconductor test systems");
        - circuit-boards ("circuit-board test and inspection systems");
        - high speed voice and data communication ("broadband test systems");
          and
        - software ("software test systems").

     On December 29, 2000, Teradyne sold a controlling interest in its software test business to an investor group led by Matrix Partners of Waltham, Massachusetts. Teradyne retains a minority ownership in the new company called Empirix. Software test systems activity is reflected in Teradyne's results for all periods presented. See "Note D: Acquisitions and Divestitures" in Notes to Consolidated Financial Statements for further information.

     Teradyne is also a leading manufacturer of backplanes and associated connectors used in electronic systems ("connection systems"). Circuit-board test and inspection systems, broadband test systems, and software test systems have been combined into "other test and inspection systems" for purposes of reporting Teradyne's operating segments. For financial information concerning these operating segments, see "Note O: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements.

     Statements in this Annual Report on Form 10-K which are not historical facts, so called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne's filings with the Securities and Exchange Commission. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results."

PRODUCTS

     Semiconductor test systems produced by Teradyne are used by electronic component manufacturers in the design and testing of a wide variety of semiconductor products, including logic, memory, mixed signal, and "system on a chip" integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and subcontractors to the semiconductor industry. Semiconductor manufacturers use Teradyne's semiconductor test systems to:

        - measure product performance;
        - improve product quality;
        - shorten time to market;
        - enhance manufacturability;
        - minimize labor costs; and
        - increase production yields.

     Connection systems provides backplane assemblies, connectors and electro-mechanical systems integration for customers in the telecom, data networking, storage, server, and aerospace/defense industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. Connection systems provides both a technology advantage and the benefits of vertical integration to its customers. Connection systems product technology can be found in diverse products such as Internet routers, computer servers, mass data storage, telecom switches and aerospace.

     Circuit-board test and inspection systems are used by electronic equipment manufacturers for the design, inspection, and testing of circuit boards and other assemblies. Circuit-board test and inspection systems are also sold to customers across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. Similar to semiconductor test systems, circuit-board test and inspection systems customers use their test and inspection systems and related software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to minimize labor costs, and to increase production yields.

     Broadband test systems are used by the communications industry for Internet testing, customer care and voice network maintenance. Broadband test systems perform qualification testing for Digital Subscriber Line (DSL) services, assist customer care centers in isolating network service problems, and perform integrated surveillance and maintenance for voice networks.

     Software test systems, divested in December 2000 as previously noted, are used by a number of industries to test communications networks, computerized telecommunication systems, and web based applications.

     Teradyne's product lines accounted for the following percentage of consolidated net sales for each of last three years:

                                                        % OF CONSOLIDATED NET SALES
                                                        ----------------------------
                                                        2000        1999        1998
                                                        ----        ----        ----
Semiconductor test systems............................   67%         68%         65%
Connection systems....................................   24          21          18
Circuit-board test and inspection systems.............    5           6          10
Broadband test systems................................    1           2           5
Software test systems.................................    3           3           2
                                                        ---         ---         ---
     Total............................................  100%        100%        100%

SALES AND DISTRIBUTION

     Teradyne's systems are complex and require extensive support both by the customer and Teradyne. Prices for Teradyne's systems can reach $4 million or more. In 2000, no single customer accounted for more than 10% of consolidated net sales. In 2000, Teradyne's three largest customers accounted for 21% of consolidated net sales.

     We have sales and service offices throughout North America, South East Asia, Europe, Taiwan, Japan, and Korea as Teradyne's customers outside the United States are located primarily in those geographic areas. Teradyne sells in these areas predominantly utilizing a direct sales force. Substantially all of our manufacturing activities are conducted in the United States. Sales to customers outside the United States accounted for 54% of consolidated net sales in 2000, 52% in 1999, and 46% in 1998.

     Teradyne is subject to the inherent risks involved in international trade, such as:

        - political and economic instability;
        - restrictive trade policies;
        - controls on funds transfer;
        - currency fluctuations;
        - difficulties in managing distributors;
        - potentially adverse tax consequences; and
        - the possibility of difficulty in accounts receivable collection.

     Teradyne attempts to reduce the effects of currency fluctuations by hedging part of its exposed position and by conducting some of its international transactions in U.S. dollars or dollar equivalents. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risks."

COMPETITION

     We face substantial competition, throughout the world, in each of our operating segments. Some of these competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of our products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect our business, financial condition and results of operations.

BACKLOG

     At December 31, 2000 and 1999, Teradyne's backlog of unfilled orders was as follows:

                                                        (IN MILLIONS)
                                                    ----------------------
                                                      2000           1999
                                                      ----           ----
Semiconductor test systems........................  $  742.1        $700.0
Connection systems................................     534.4         175.4
Other test and inspection systems.................     105.6         104.1
                                                    --------        ------
                                                    $1,382.1        $979.5

     Of the backlog at December 31, 2000, approximately 98% of the semiconductor test systems backlog, 100% of the connection systems backlog and approximately 83% of the other test and inspection systems backlog are expected to be delivered in 2001. Teradyne's experience indicates that a portion of orders included in the backlog may be canceled or rescheduled. We have recently experienced the rescheduling of delivery dates by some of our customers, and thus the timing of the delivery of a significant portion of the backlog is uncertain. There are no seasonal factors related to the backlog.

RAW MATERIALS

     Our products require a wide variety of electronic and mechanical components. Teradyne can experience occasional delays in obtaining timely delivery of certain items. Additionally, we could experience a temporary adverse impact if any of our sole source suppliers ceased to deliver products. Any prolonged inability to obtain adequate yields or deliveries, or any other circumstances that would require us to seek alternative sources of supply could have a material adverse effect on our business, financial condition, and results of operations.

PATENTS AND LICENSES

     The development of products by Teradyne, both hardware and software, is largely based on proprietary information. We protect our rights in proprietary information through various methods such as:

        - copyrights;
        - trademarks;
        - patents and patent applications;
        - software license agreements; and
        - employee agreements.

     Any invalidation of Teradyne's intellectual property rights could have a material adverse effect on our business.

EMPLOYEES

     As of December 31, 2000 we employed approximately 10,200 people. Since the inception of Teradyne's business, there have been no work stoppages or other labor disturbances. Teradyne has no collective bargaining contracts.

ENGINEERING AND DEVELOPMENT ACTIVITIES

     The highly technical nature of Teradyne's products requires a large and continuing engineering and development effort. Engineering and development expenditures for new and improved products were approximately $300.9 million in 2000, $228.6 million in 1999, and $195.2 million in 1998. These expenditures amounted to approximately 10% of consolidated net sales in 2000 and 13% in 1999 and 1998.

ENVIRONMENTAL AFFAIRS

     Teradyne's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These laws include:

        - The Comprehensive Environmental Response, Compensation, and Liability Act;
        - The Superfund Amendment and Reauthorization Act of 1986;
        - The Occupational Safety and Health Act;
        - The Clean Air Act;
        - The Clean Water Act;
        - The Resource Conservation and Recovery Act of 1976; and
        - The Hazardous and Solid Waste Amendments of 1984.

In the opinion of management, the costs associated with complying with these laws and regulations have not had and are currently not expected to have a material effect upon the financial position of Teradyne.

                       EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names of all executive officers of Teradyne and certain other information relating to their positions held with Teradyne and other business experience. Executive officers of Teradyne do not have a specific term of office but rather serve at the discretion of the Board of Directors.

   EXECUTIVE OFFICER     AGE             POSITION                BUSINESS EXPERIENCE FOR THE PAST 5 YEARS
   -----------------     ---             --------                ----------------------------------------
George W. Chamillard...  62        President, Chairman       Chairman of the Board since 2000; President and
                                    of the Board, and        Chief Executive Officer of Teradyne since 1997;
                                     Chief Executive         Director of Teradyne since 1996; President and
                                         Officer             Chief Operating Officer of Teradyne from 1996 to
                                                             1997; Executive Vice President of Teradyne from
                                                             1994 to 1996.
Michael A. Bradley.....  52         Vice President and       Chief Financial Officer of Teradyne since 1999;
                                     Chief Financial         Vice President of Teradyne since 1992.
                                         Officer
Edward Rogas, Jr.......  60       Senior Vice President      Senior Vice President of Teradyne since 2000;
                                                             Vice President of Teradyne from 1984 to 1999.
David L. Sulman........  57       Senior Vice President      Senior Vice President of Teradyne since 2000;
                                                             Vice President of Teradyne from 1994 to 1999.
Thomas S. Grilk........  53         Vice President and       Vice President of General Counsel Teradyne since
                                     General Counsel         2000; Previously VP of Government Affairs and
                                                             Assistant General Counsel at Compaq Computer
                                                             Corp and Digital Equipment Corp from 1994 to
                                                             2000.
John M. Casey..........  52           Vice President         Vice President of Teradyne since 1990.
Ronald J. Dias.........  57           Vice President         Vice President of Teradyne since 1988.
Donald J. Hamman.......  49           Vice President         Vice President of Teradyne beginning in 2001;
                                      and Controller         Controller of Teradyne since 1994.
Stuart M. Osattin......  55         Vice President and       Vice President and Treasurer of Teradyne since
                                        Treasurer            1994.

ITEM 2:  PROPERTIES

     Teradyne's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to Teradyne's principal general offices and manufacturing facilities.

                                                                                             APPROXIMATE
                                                                                PROPERTY    SQUARE FEET OF
            LOCATION                          OPERATING SEGMENT                 INTEREST     FLOOR SPACE
            --------                          -----------------                 --------    --------------
Boston, Massachusetts...........  Semiconductor Test & General Offices            Own          492,000
Agoura Hills, California........  Semiconductor Test                              Own          572,000
Nashua, New Hampshire...........  Connection Systems                              Own          569,000
North Reading, Massachusetts....  Semiconductor Test & Circuit Board Test         Own          273,000
                                  and Inspection
San Diego, California...........  Connection Systems                              Own          192,000
Hudson, New Hampshire...........  Connection Systems                             Lease         144,000
San Jose, California............  Semiconductor Test                              Own          120,000
Nashua, New Hampshire...........  Connection Systems                             Lease         107,400
La Verne, California............  Connection Systems                              Own           93,000
Walnut Creek, California........  Circuit Board Test and Inspection              Lease          69,000
Kumamoto, Japan.................  Semiconductor Test                              Own           66,000
Deerfield, Illinois.............  Broadband Test                                  Own           63,000
Plano, Texas....................  Connection Systems                             Lease          50,000
Dublin, Ireland.................  Connection Systems                             Lease          46,000
Fremont, California.............  Connection Systems                             Lease          46,000

     Teradyne currently owns an additional 425,000 square feet in North Reading, Massachusetts, leases approximately 205,000 square feet in Woburn, Massachusetts, and owns approximately 120,000 square feet in Stoughton, Massachusetts. This space is unoccupied and therefore available for future expansion.

ITEM 3:  LEGAL PROCEEDINGS

     Teradyne is subject to legal proceedings and claims which arise in the ordinary course of business. Management does not believe these actions will have a material affect on the financial position or results of operations of Teradyne.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table shows the market range for Teradyne's Common Stock based on reported sale prices on the New York Stock Exchange.

                               PERIOD                           HIGH      LOW
                               ------                           ----      ---
2000  First Quarter...........................................  $ 94 15/16 $54 7/8
      Second Quarter..........................................   115 7/16  65
      Third Quarter...........................................    81       34 15/16
      Fourth Quarter..........................................    41 5/8   23
1999  First Quarter...........................................  $ 32 1/2  $21 1/8
      Second Quarter..........................................    36       23 3/8
      Third Quarter...........................................    41 7/8   32
      Fourth Quarter..........................................    66       29 1/2

     The number of record holders of Teradyne's Common Stock at February 25, 2001 was 2,406.

     Teradyne has never paid cash dividends because it has been its policy to use earnings to finance expansion and growth. Payment of future cash dividends will rest within the discretion of the Board of Directors and will depend, among other things, upon Teradyne's earnings, capital requirements, and financial condition. Teradyne presently expects to retain all of its earnings for use in the business.

ITEM 6:  SELECTED FINANCIAL DATA

                                                         YEARS ENDED DECEMBER 31,*
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales............................  $3,043,946   $1,790,912   $1,489,151   $1,266,274   $1,171,615
                                       ==========   ==========   ==========   ==========   ==========
Income before cumulative effect of
  change in accounting principle.....  $  517,754   $  191,694   $  102,117   $  127,608   $   93,574
                                       ==========   ==========   ==========   ==========   ==========
Income before cumulative effect of
  change in accounting principle per
  common share -- basic..............  $     2.99   $     1.12   $     0.61   $     0.76   $     0.56
                                       ==========   ==========   ==========   ==========   ==========
Income before cumulative effect of
  change in accounting principle per
  common share -- diluted............  $     2.86   $     1.07   $     0.59   $     0.74   $     0.55
                                       ==========   ==========   ==========   ==========   ==========
Total assets.........................  $2,355,868   $1,568,213   $1,312,814   $1,251,674   $1,096,816
                                       ==========   ==========   ==========   ==========   ==========
Long-term obligations................  $    8,352   $    8,948   $   13,200   $   13,141   $   15,650
                                       ==========   ==========   ==========   ==========   ==========

---------------
* Note: Pro forma amounts for the periods beginning before January 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined. See "Note C: Change in Accounting Principle" in Notes to Consolidated Financial Statements for further information.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, Teradyne recognized revenue from the sales of products upon shipment, provided that risk of loss had passed to the customer, and accrued for the costs of installation. Under the new accounting method adopted retroactive to January 1, 2000, Teradyne recognizes revenue from the sales of products when both title and risk of loss pass to the customer. Teradyne also defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are delivered. Teradyne previously accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Teradyne now accounts for acceptance terms based upon whether such contractual acceptance criteria is objectively demonstrated prior to shipment. During the fourth quarter of 2000, Teradyne implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of January 1, 2000. The net impact for fiscal year 2000 of the adoption of SAB 101 on sales, including the amounts deferred at December 31, 2000 which previously would have been recognized prior to SAB 101, was not material. The results for the first three quarters of fiscal year ending December 31, 2000 have been restated in accordance with SAB 101. Pro forma amounts for the periods beginning before January 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

                 SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                              STATEMENTS OF INCOME

                                                                YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
Net sales..............................................  $3,043,946    $1,790,912    $1,489,151
                                                         ==========    ==========    ==========
Income before cumulative effect of change in accounting
  principle............................................  $  517,754    $  191,694    $  102,117
                                                         ==========    ==========    ==========
Increase in net sales from preceding year:
     Amount............................................  $1,253,034    $  301,761    $  222,877
                                                         ==========    ==========    ==========
     Percentage........................................          70%           20%           18%
                                                         ==========    ==========    ==========
Increase (decrease) in income from preceding year......  $  326,060    $   89,577    $  (25,491)
                                                         ==========    ==========    ==========
Percentage of net sales:
     Net sales.........................................         100%          100%          100%
     Expenses:
          Cost of sales................................          55            59            64
          Engineering and development..................          10            13            13
          Selling and administrative...................          12            14            14
                                                         ----------    ----------    ----------
                                                                 77            85            91
Net interest and other income..........................           1             1             1
                                                         ----------    ----------    ----------
Income before income taxes and cumulative effect of
  change in accounting principle.......................          24            15            10
Provision for income taxes.............................           7             4             3
                                                         ----------    ----------    ----------
Income before cumulative effect of change in accounting
  principle............................................          17            11             7
Cumulative effect of change in accounting principle....           2            --            --
                                                         ----------    ----------    ----------
Net income.............................................          15%           11%            7%
                                                         ==========    ==========    ==========

RESULTS OF OPERATIONS:

  2000 compared to 1999

     Sales increased 70% in 2000 to a record $3,043.9 million from $1,790.9 million in 1999. Semiconductor test systems shipments increased by 69% due to increased sales to semiconductor manufacturers and subcontractors as these customers increased capacity to meet their customer's requirements. Sales of connection systems to unaffiliated customers grew 97% as a result of significant growth in demand from networking, data storage, and other high technology customers. Other test and inspection systems sales increased 28% from 1999 with increases in circuit-board test and inspection systems of 19%, broadband test systems of 10%, and software test systems of 64%. Due to the sale of a majority interest in the software test business in December 2000, software test systems revenue will not be reflected on an on-going basis.

     As described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results," our business is impacted by the slowdown in economies worldwide. We are further affected by the cyclical nature of the electronics and semiconductor industry with recurring periods of over supply. These factors have resulted in a downturn in the demand for our products. Teradyne does not have visibility as to the length or severity of the downturn. During this period we expect a decline in orders and are anticipating a reduction in sales from the fourth quarter 2000 level. Consequently, Teradyne is taking appropriate actions to bring expenses in line with the economic conditions.

     Income before income taxes and cumulative effect of change in accounting principle increased $465.8 million from $273.8 million in 1999 to $739.6 million in 2000. Semiconductor test systems, connection systems, and other test and inspection systems income before income taxes increased $387.4 million, $91.8 million, and $16.5 million, respectively in 2000 due to increased sales in each group.

     Incoming orders increased 52% from $2,190.6 million in 1999 to a record $3,320.9 million in 2000. Orders increased in all operating segments and were led by a 159% increase in connection systems orders. Semiconductor test systems orders increased 24%. Broadband test systems orders increased 77% and circuit-board test and inspection systems and software test systems increased 26% and 70%, respectively. Teradyne's backlog increased 41% to a record $1,382.1 million.

     Costs of sales as a percentage of sales decreased from 59% of sales in 1999 to 55% of sales in 2000. The decrease in cost of sales was primarily due to the increased utilization of Teradyne's manufacturing overhead as sales volume increased while certain components of cost of sales remained fixed.

     Engineering and development expenses decreased from 13% of sales in 1999 to 10% of sales in 2000, even though spending increased $72.4 million. The increase in spending was primarily due to new product development expenses in semiconductor test systems, and, to a lesser extent, increased expenses related to product development in connection systems, circuit-board test and inspection systems, and software test systems.

     Selling and administrative expenses as a percentage of sales decreased from 14% in 1999 to 12% in 2000. Spending increased by $106.2 million year over year in support of increased semiconductor test systems, connection systems, and software test systems sales.

     Interest and other income increased $13.4 million to $30.7 million in 2000 compared to 1999. Interest income increased due to an increase in Teradyne's average invested balances and higher interest rates. Included in interest and other income is a gain relating to the divestiture of the software test business. Expenses related to the divestiture are included in selling and administrative expense. These elements offset and the transaction results in an immaterial impact to the financial statements.

     Teradyne's effective tax rate was 30% in 2000 and 1999. Teradyne continued to utilize export sales corporation benefits and other tax benefits to operate below the U.S. statutory rate of 35%.

  1999 compared to 1998

     Sales increased 20% in 1999 to $1,790.9 million from $1,489.2 million in 1998. Semiconductor test systems shipments increased by 25% due to increased orders resulting from capacity expansion at semiconductor manufacturers and subcontractors. Sales of connection systems to unaffiliated customers grew 39% as a result of continued growth in demand from networking, data storage, and other high technology customers. Other test and inspection systems sales were down 18% from 1998 with decreases in broadband test systems of 45% and circuit-board test and inspection systems of 20%. These decreases were a result of telecommunication customers reducing investment in traditional voice testing technology and circuit-board test and inspection systems customers seeking lower cost solutions and/or new solutions to test increasingly complex circuit-boards. Other test and inspection systems sales decreases were offset slightly by an increase of 42% in sales of software test systems to customers within the telecommunication and web-based application development markets.

     Net income grew $89.6 million to $191.7 million in 1999 from $102.1 million in 1998. Income before income taxes increased $127.9 million from $145.9 million in 1998 to $273.8 million in 1999. Semiconductor test systems and connection systems income before income taxes increased $183.4 million and $29.2 million, respectively in 1999 due to increased sales. Other test and inspection systems income before income taxes decreased $46.5 million in 1999 resulting in a loss before income taxes of $14.3 million in 1999. This decrease in income before income taxes was due to decreased sales coupled with Teradyne maintaining its engineering and development of new products.

     Incoming orders increased 82% from $1,206.5 million in 1998 to a record $2,190.6 million in 1999. Orders increased in nearly all operating segments and were led by a 130% increase in semiconductor test systems orders. Connection systems and software test systems orders both increased 34% and circuit-board test and inspection systems orders increased by a modest 4%. Orders for broadband test systems decreased 59% in 1999. As a result of record bookings, Teradyne's backlog increased 69% to a record $979.5 million.

     Costs of sales as a percentage of sales decreased from 64% of sales in 1998 to 59% of sales in 1999. Included in cost of sales in 1998 was a $23.0 million charge for excess inventory. The charge resulted from the drop in demand for semiconductor test systems products. Excluding this charge, cost of sales decreased from 62% to 59%. The decrease in cost of sales was primarily due to the increased utilization of Teradyne's manufacturing overhead as sales volume increased while certain components of cost of sales remained fixed.

     Engineering and development expenses were 13% of sales in both 1999 and 1998 representing a year over year increase of $33.4 million. The increase was primarily due to new product development expenses in semiconductor test systems although there were increased expenses related to product development in each of Teradyne's operating segments.

     Selling and administrative expenses were 14% of sales in both 1999 and 1998 representing a year over year increase of $43.5 million. The increase was due to higher compensation related expenses and spending in support of increased semiconductor test systems.

     Interest income increased $3.8 million to $17.3 million in 1999 compared to 1998 due to an increase in Teradyne's average invested balances.

     Teradyne's effective tax rate was 30% in 1999 and 1998. Teradyne utilized export sales corporation benefits and certain research and development tax credits to operate below the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Teradyne's cash, cash equivalents and marketable securities balance increased $77.0 million in 2000, to $464.4 million. Teradyne has generated cash from operating activities in each of the last three years and has used that cash to fund operations. Net income, adjusted to exclude the effects of non-cash items, provided cash of $500.2 million in 2000, $278.3 million in 1999, and $186.0 million 1998. Accounts receivable increased 38% in 2000 primarily as a result of increased shipment volume in the fourth quarter of 2000 compared to the fourth quarter of 1999. Inventories increased 88% in 2000 to support Teradyne's backlog commitment. These increases were partially offset by an increase of 67% in accounts payable and other accruals. In total, other than those assets and liabilities resulting from investing and financing activities the cash effect of changes in operating assets and liabilities was: a $29.4 million use in 2000; a $89.1 million source in 1999; and a $52.6 million source in 1998.

     Teradyne used $312.3 million of cash for investing activities in 2000, $244.8 million in 1999, and $101.6 million in 1998. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures increased by $147.0 million in 2000 compared with 1999 primarily in semiconductor test systems and connection systems segments. This was due to capacity expansion in land, buildings and improvements, and machinery and equipment. Capital expenditures were $298.2 million in 2000, $151.2 million in 1999, and $164.4 million in 1998.

     Teradyne used $97.5 million of cash for financing activities in 2000, $126.8 million in 1999, and $26.2 million in 1998. Financing activities include sales and repurchases of Teradyne's common stock, as well as repayments of debt. During 2000, 1999, and 1998 net common stock activity used $92.2 million, $125.5 million, and $24.6 million of cash, respectively. Since 1996, Teradyne has used $540.8 million of cash to repurchase 20.0 million shares of its common stock on the open market.

     Teradyne's available revolving credit line of $120.0 million expired on January 31, 2001. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 2000 and 1999, no amounts were outstanding under this agreement. The revolving credit line was not renewed in 2001. Teradyne believes its cash, cash equivalents, and marketable securities balance of $464.4 million, together with other sources of funds, including cash flow generated from operations, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     Inflation has not had a significant long-term impact on earnings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of all fiscal years beginning after June 15, 2000. Teradyne will implement SFAS No. 133, as amended in 2001 and does not expect any material impact on its financial position or results of operations.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers.

EXCHANGE RATE RISK MANAGEMENT

     Teradyne regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and firm commitments. Teradyne's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Teradyne does not engage in currency speculation.

     At December 31, 2000 the face amount of outstanding forward currency contracts to buy U.S. dollars for non U.S. currencies was $73.0 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $7.3 million. However, since these contracts hedge non U.S. currency transactions, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of the transactions being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 2000 and comparing that with those calculated using hypothetical forward currency exchange rates.

INTEREST RATE RISK MANAGEMENT

     Due to its short-term duration the fair value of Teradyne's cash and investment portfolio at December 31, 2000 approximated carrying value. Market risk was estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the investment portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and Teradyne's Annual Report to Shareholders) may contain statements which are not historical facts, so-called "forward looking statements," which involve risks and uncertainties. In particular, statements in "Item 1: Business" relating to Teradyne's delivery time of unfilled orders, and in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the sufficiency of capital to meet working capital and planned capital expenditures, may be forward looking statements. Teradyne's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission.

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMIES WORLDWIDE.

     Our business is dependent on current and anticipated market demand for electronics, which has been impacted by the slowdown in the economies of the United States, Asia, and elsewhere that began in the latter portions of 2000. While our diverse businesses may allow us to perform better than some companies in periods of economic decline, there is no guarantee that this will be the case currently.

OUR BUSINESS IS DEPENDENT ON THE CURRENT AND ANTICIPATED MARKET FOR ELECTRONICS.

     Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The electronic and semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe effect on demand for test equipment, including systems manufactured and marketed by us. We believe that the markets for newer generations of electronic products will also be subject to similar fluctuations. We are dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could impact our results of operations. We cannot assure that any future increase in sales or bookings for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronic industry or particular segments within the electronic industry may adversely affect our business, financial condition and operating results.

WE HAVE TAKEN AND EXPECT TO CONTINUE TO TAKE REMEDIAL MEASURES TO ADDRESS THE RECENT SLOWDOWN IN THE MARKET FOR OUR PRODUCTS WHICH COULD HAVE LONG-TERM EFFECTS ON OUR BUSINESS.

     We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our products. In particular, we have reduced our workforce, frozen hiring, delayed salary increases, reduced senior managers pay, implemented furloughs, and reduced our planned capital expenditures and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

IF WE ARE NOT ABLE TO MEET OUR CUSTOMERS' DELIVERY REQUIREMENTS, IT WOULD HAVE AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

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

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

        - competitive pressures on selling prices;
        - the timing of customer orders and the deferral or cancellation of orders previously received;
        - changes in product mix;
        - our ability to introduce new products and technologies on a timely basis;
        - introduction of products and technologies by our competitors;
        - market acceptance of our and our competitors' products;
        - fulfilling backlog on a timely basis;
        - reliance on sole source suppliers;
        - potential retrofit costs;
        - the level of orders received which can be shipped in a quarter; and
        - the timing of investments in engineering and development.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of Teradyne, Inc.:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note C to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

                                          PricewaterhouseCoopers LLP

Boston, Massachusetts
January 15, 2001

                                 TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                 2000            1999
                                                              ----------      ----------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets:
     Cash and cash equivalents..............................  $  242,421      $  181,345
     Marketable securities..................................      60,154          66,316
     Accounts receivable, less allowance for doubtful
      accounts of $5,176 and $4,410 in 2000 and 1999,
      respectively..........................................     420,040         296,159
Inventories:
     Parts..................................................     318,790         123,300
     Assemblies in process..................................     159,123         145,393
     Finished goods.........................................      34,650              --
                                                              ----------      ----------
                                                                 512,563         268,693
     Deferred tax assets....................................      93,958          49,716
     Prepayments and other current assets...................      48,698          45,458
                                                              ----------      ----------
          Total current assets..............................   1,377,834         907,687
Property, plant, and equipment:
     Land...................................................      54,774          41,774
     Buildings and improvements.............................     293,124         238,136
     Machinery and equipment................................     831,539         692,383
     Construction in progress...............................      75,520           9,693
                                                              ----------      ----------
          Total.............................................   1,254,957         981,986
                                                              ----------      ----------
     Less:  Accumulated depreciation........................    (521,171)       (484,247)
          Net property, plant, and equipment................     733,786         497,739
Marketable securities.......................................     161,848         139,752
Other assets................................................      82,400          23,035
                                                              ----------      ----------
          Total assets......................................  $2,355,868      $1,568,213
                                                              ==========      ==========
                                      LIABILITIES
Current liabilities:
     Notes payable -- banks.................................  $    7,389      $    8,221
     Current portion of long-term debt......................         169           4,659
     Accounts payable.......................................     153,897         104,335
     Accrued employees' compensation and withholdings.......     158,817         117,314
     Deferred revenue and customer advances.................     183,465          60,096
     Other accrued liabilities..............................      86,637          66,223
     Accrued income taxes...................................      28,914          31,478
                                                              ----------      ----------
          Total current liabilities.........................     619,288         392,326
Deferred tax liabilities....................................      21,257          13,907
Long-term debt..............................................       8,352           8,948
Commitments (Note G)........................................
                                                              ----------      ----------
          Total liabilities.................................     648,897         415,181
                                                              ==========      ==========
                                  SHAREHOLDERS' EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized,
  172,559 and 170,319 net shares issued and outstanding in
  2000 and 1999, respectively...............................      21,570          21,290
Additional paid-in capital..................................     334,241         234,198
Retained earnings...........................................   1,351,160         897,544
                                                              ----------      ----------
          Total shareholders' equity........................   1,706,971       1,153,032
                                                              ----------      ----------
          Total liabilities and shareholders' equity........  $2,355,868      $1,568,213
                                                              ==========      ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            2000           1999           1998
                                                         -----------    -----------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales..............................................  $3,043,946     $1,790,912     $1,489,151
Expenses:
     Cost of sales.....................................   1,669,699      1,047,752        947,174
     Engineering and development.......................     300,920        228,570        195,158
     Selling and administrative........................     362,562        256,392        212,885
                                                         ----------     ----------     ----------
                                                          2,333,181      1,532,714      1,355,217
                                                         ----------     ----------     ----------
Income from operations.................................     710,765        258,198        133,934
Interest and other income..............................      30,724         17,307         13,514
Interest expense.......................................      (1,841)        (1,656)        (1,566)
                                                         ----------     ----------     ----------
Income before income taxes and cumulative effect of
  change in accounting principle.......................     739,648        273,849        145,882
Provision for income taxes.............................     221,894         82,155         43,765
                                                         ----------     ----------     ----------
Income before cumulative effect of change in accounting
  principle............................................     517,754        191,694        102,117
Cumulative effect of change in accounting principle,
  net of applicable tax of $27,488 (Note C)............     (64,138)            --             --
                                                         ----------     ----------     ----------
Net income.............................................  $  453,616     $  191,694     $  102,117
                                                         ==========     ==========     ==========
Income per share before cumulative effect of change in
  accounting principle -- basic........................  $     2.99     $     1.12     $     0.61
                                                         ==========     ==========     ==========
Cumulative effect of change in accounting
  principle -- basic...................................  $    (0.37)    $       --     $       --
                                                         ==========     ==========     ==========
Net income per common share -- basic...................  $     2.62     $     1.12     $     0.61
                                                         ==========     ==========     ==========
Income per share before cumulative effect of change in
  accounting principle -- diluted......................  $     2.86     $     1.07     $     0.59
                                                         ==========     ==========     ==========
Cumulative effect of change in accounting
  principle -- diluted.................................  $    (0.35)    $       --     $       --
                                                         ==========     ==========     ==========
Net income per common share -- diluted.................  $     2.51     $     1.07     $     0.59
                                                         ==========     ==========     ==========
Shares used in net income per common share -- basic....     173,312        170,519        167,645
                                                         ==========     ==========     ==========
Shares used in net income per common share --diluted...     181,011        178,550        171,930
                                                         ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      SHARES              COMMON        ADDITIONAL                    TOTAL
                               --------------------        STOCK         PAID-IN      RETAINED    SHAREHOLDERS'
                               ISSUED    REACQUIRED      PAR VALUE       CAPITAL      EARNINGS       EQUITY
                               -------   ----------   ---------------   ----------   ----------   -------------
                                                      (IN THOUSANDS)
Balance, December 31, 1997...   90,615      7,312         $10,413        $322,985    $  603,733    $  937,131
Issuance of stock to
  employees under benefit
  plans......................    1,796                        224          26,355                      26,579
Tax benefit from stock
  options....................                                              11,701                      11,701
Repurchase of stock..........               1,355            (169)        (50,989)                    (51,158)
Net income...................                                                           102,117       102,117
                               -------     ------         -------        --------    ----------    ----------
Balance, December 31,
  1998.......................   92,411      8,667          10,468         310,052       705,850     1,026,370
Issuance of stock to
  employees under benefit
  plans......................    3,205                        401          60,730                      61,131
Repurchase of stock..........               1,366            (171)        (86,980)                    (87,151)
Two-for-one stock split
  effected in the form of a
  100% stock dividend........   95,616     10,033          10,698         (10,698)                          0
Issuance of stock to
  employees under benefit
  plans after two-for-one
  stock split................    1,973                        246          20,947                      21,193
Tax benefit from stock
  options....................                                              60,462                      60,462
Repurchase of stock after
  two-for-one stock split....               2,820            (352)       (120,315)                   (120,667)
Net income...................                                                           191,694       191,694
                               -------     ------         -------        --------    ----------    ----------
Balance, December 31, 1999...  193,205     22,886          21,290         234,198       897,544     1,153,032
Issuance of stock to
  employees under benefit
  plans......................    4,168                        521          54,742                      55,263
Tax benefit from stock
  options....................                                              88,046                      88,046
Shares issued to effect
  acquisition................    1,841                        230         104,256                     104,486
Repurchase of stock..........               3,769            (471)       (147,001)                   (147,472)
Net income...................                                                           453,616       453,616
                               -------     ------         -------        --------    ----------    ----------
Balance, December 31,
  2000.......................  199,214     26,655         $21,570        $334,241    $1,351,160    $1,706,971
                               =======     ======         =======        ========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $ 453,616    $ 191,694    $ 102,117
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation.......................................     99,929       85,279       75,351
     Amortization.......................................      1,933        1,107          953
     Charge for excess inventory........................         --           --       23,000
     Deferred income tax benefit........................    (44,242)      (4,101)     (14,607)
     Other non-cash items, net..........................    (10,997)       4,354         (804)
     Changes in operating assets and liabilities
       excluding effect of acquisition:
       Accounts receivable..............................   (113,930)     (76,856)      81,630
       Inventories......................................   (235,319)      (2,346)     (16,990)
       Other assets.....................................      7,589      (24,576)      (1,184)
       Accounts payable and accruals....................    226,798      115,750      (18,530)
       Accrued income taxes.............................     85,482       77,171        7,685
                                                          ---------    ---------    ---------
Net cash provided by operating activities...............    470,859      367,476      238,621
                                                          ---------    ---------    ---------
Cash flows from investing activities:
     Additions to property, plant, and equipment........   (235,189)    (119,780)    (119,457)
     Increase in equipment manufactured by the
       Company..........................................    (63,053)     (31,376)     (44,983)
     Purchases of held-to-maturity marketable
       securities.......................................   (409,180)    (177,650)     (20,000)
     Maturities of held-to-maturity marketable
       securities.......................................    394,006      118,990       20,000
     Purchases of available-for-sale marketable
       securities.......................................   (177,864)    (204,824)    (162,092)
     Proceeds from sales and maturities of
       available-for-sale marketable securities.........    177,104      169,824      224,951
     Cash acquired in acquisition.......................      1,885           --           --
                                                          ---------    ---------    ---------
Net cash used by investing activities...................   (312,291)    (244,816)    (101,581)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
     Payments of long-term debt.........................     (5,283)      (1,333)      (1,615)
     Issuance of common stock under stock option and
       stock purchase plans.............................     55,263       82,323       26,579
     Acquisition of treasury stock......................   (147,472)    (207,819)     (51,158)
                                                          ---------    ---------    ---------
Net cash used by financing activities...................    (97,492)    (126,829)     (26,194)
                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents........     61,076       (4,169)     110,846
Cash and cash equivalents at beginning of year..........    181,345      185,514       74,668
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 242,421    $ 181,345    $ 185,514
                                                          =========    =========    =========
Supplementary disclosure of cash flow information:
     Cash paid during the year for:
       Interest.........................................  $   1,728    $   1,615    $   1,525
       Income taxes.....................................  $ 130,416    $  22,747    $  47,225
     Business acquired:
       Fair value of assets acquired....................  $ 119,887
       Liabilities assumed..............................  $  15,401
       Common stock issued..............................  $ 104,486

   The accompanying notes are an integral part of the consolidated financial statements.

                                 TERADYNE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  THE COMPANY

     Teradyne, Inc. designs, manufactures, markets, and services test and inspection systems and related software, and backplanes and associated connectors. Teradyne had five principal product lines during 2000;

        - semiconductor test systems;
        - connection systems;
        - circuit-board test and inspection systems;
        - broadband test systems; and
        - software test systems.

     Semiconductor test systems are used by electronic component manufacturers in the design and testing of their products. Connection systems are used principally for the computer, communications, data networking, and military/aerospace industries. Connection systems provides both a technology advantage and the benefits of vertical integration to its customers. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. Circuit-board test and inspection systems are used by electronic equipment manufacturers for the design, inspection, and testing of circuit boards and other assemblies. Broadband test systems are used by the communications industry for Internet testing, customer care and voice network maintenance. Software test systems, divested at the end of 2000, are used by a number of industries to test communications networks, computerized telecommunication systems, and client/server applications.

B.  ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts were reclassified to conform to the current year presentation.

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

  Recently Issued Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998 and was to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 defers the effective date of SFAS No. 133 to the first quarter of all fiscal years beginning after June 15, 2000.Teradyne will implement SFAS No. 133, as amended in 2001 and does not expect any material impact on its financial position or results of operations.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market (net realizable value). Inventories include materials, labor, and manufacturing overhead costs.

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)

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

     Teradyne provides for depreciation of its assets principally on the straight-line method with the cost of the assets being charged to expense over their useful lives as follows: buildings and improvements -- 5 to 40 years; and machinery and equipment -- 2 to 10 years.

  Revenue Recognition

     Revenue related to products and software licenses is recognized upon shipment provided that title and risk of loss has passed to the customer, there is persuasive evidence of an arrangement, the sales price is fixed or determinable, collection of the related receivable is reasonably assured and customer acceptance criteria have been successfully demonstrated. For products with acceptance criteria that are not successfully demonstrated prior to shipment, revenue is recognized upon customer acceptance. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract, such as installation services, or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne unbundles service revenue and post-contract customer support from product and software license sales based upon the fair value of those services where such services are sold separately and recognizes such revenue as the services are provided or ratably over the period of the related contract, as applicable. Teradyne's products are generally subject to warranty and such estimated costs are provided for in cost of sales when product revenue is recognized. Installation and other services are not essential to the functionality of the products as these services do not alter the products capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors.

     For certain contracts eligible under American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 81-1, revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. In all cases, changes to totals estimated costs and anticipated losses, if any, are recognized in the period in which determined.

     Deferred revenue includes customer advances and amounts that have been billed per the contractual terms but have not been recognized as revenue. If a portion of the sales price is not contractually payable until a future deliverable is completed, such as installation, such portion of the sales price is not recorded until such contractual obligation is satisfied.

  Engineering and Development Costs

     Teradyne's products are highly technical in nature and require a large and continuing engineering and development effort. All engineering and development costs are expensed as incurred.

  Impairment of Long-Lived Assets

     Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated

                                 TERADYNE, INC.

B.  ACCOUNTING POLICIES -- (CONTINUED)

fair value on a discounted cash flow basis. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

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

     U.S. Federal taxes are provided for on the retained earnings of non-U.S. sales and service subsidiaries whose earnings are expected to be remitted to the United States. U.S. Federal taxes are not provided for on the earnings of a non-U.S. manufacturing subsidiary which are expected to be reinvested indefinitely in operations outside the U.S.

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

  Other Comprehensive Income

     Comprehensive income does not materially differ from net income for the years ended December 31, 2000, 1999 and 1998.

C.  CHANGE IN ACCOUNTING PRINCIPLE

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Historically, Teradyne recognized revenue from the sales of products upon shipment, provided that risk of loss had passed to the customer, and accrued for the costs of installation. Under the new accounting method adopted retroactive to January 1, 2000, Teradyne recognizes revenue from the sales of products when both title and risk of loss pass to the customer. Teradyne also defers the greater of the fair value or the contractual holdback of any undelivered elements, such as installation services, until the undelivered elements are delivered. Teradyne previously accounted for contractual acceptance terms based upon probable achievement of meeting the acceptance criteria. Teradyne now accounts for acceptance terms based upon whether such

                                 TERADYNE, INC.

C.  CHANGE IN ACCOUNTING PRINCIPLE -- (CONTINUED)

contractual acceptance criteria is objectively demonstrated prior to shipment. During the fourth quarter of 2000, Teradyne implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of January 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $64.1 million (net of income taxes of $27.5 million) or $0.35 per diluted share which has been included in income for the fiscal year ending December 31, 2000. For the fiscal year ending December 31, 2000, Teradyne recognized $126.1 million in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The results for the first three quarters of fiscal year ending December 31, 2000 have been restated in accordance with SAB
101. Pro forma amounts for the periods beginning before January 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

D.  ACQUISITIONS AND DIVESTITURES

     On August 15, 2000, we acquired two California-based companies, both in the printed circuit board (PCB) industry: Herco Technology of San Diego, CA, a fabricator of printed circuit boards, and Synthane Taylor of La Verne, CA, which supplies PCB laminates and is a major supplier to Herco. The acquisitions are part of the connection systems operating segment. The cost of the acquired companies was $104.5 million with approximately 1.8 million shares of common stock issued. The acquisitions have been accounted for by the purchase method of accounting and accordingly, the results have been included in our consolidated results of operations from the date of acquisition. Pro forma amounts for the acquisitions are not included as their effect is not material to the financial statements. Goodwill of $53.4 million resulting from the acquisitions is being amortized on a straight-line basis over the estimated life of 15 years.

     The components of the purchase price allocation are as follows:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 20,140
Property, plant and equipment...............................       41,650
Acquired intangibles........................................        4,736
Goodwill....................................................       53,361
Less: Liabilities assumed...................................       15,401
                                                                 --------
          Total.............................................     $104,486

     On December 29, 2000, Teradyne sold a controlling interest in its software test business to an investor group led by Matrix Partners of Waltham, Massachusetts for proceeds of approximately $28.7 million. Teradyne has retained an ownership position of approximately 21% in the new company called Empirix. Teradyne will, therefore, account for its investment in Empirix under the equity method of accounting. This transaction did not have a material impact on the financial statements.

E.  FINANCIAL INSTRUMENTS

  Cash Equivalents

     Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

  Marketable Securities

     Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase. There were no securities classified as trading at December 31, 2000 or 1999. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the

                                 TERADYNE, INC.

E.  FINANCIAL INSTRUMENTS -- (CONTINUED)

securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value, unless the difference between the fair value and amortized cost is immaterial in which case they are carried at amortized cost. Unrealized gains or losses on available-for-sale securities are not material and therefore have not been recorded. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     The fair market value of cash equivalents and short-term and long-term investments in marketable securities is substantially equal to the carrying value and represents the quoted market prices at the balance sheet dates. The short-term investments mature in less than one year. Long-term investments have maturities of one to ten years. At December 31, 2000 and 1999 these investments are reported as follows (in thousands):

                                                 2000                        1999
                                        ----------------------      ----------------------
                                        AVAILABLE-    HELD-TO-      AVAILABLE-    HELD-TO-
                                         FOR-SALE     MATURITY       FOR-SALE     MATURITY
                                        ----------    --------      ----------    --------
Short-term marketable securities:
U.S. Treasury and government agency
  securities..........................   $ 13,918     $29,539        $    910     $58,659
Corporate debt securities.............     16,697                       6,747
                                         --------     -------        --------     -------
                                         $ 30,615     $29,539        $  7,657     $58,659
                                         ========     =======        ========     =======
Long-term marketable securities:
U.S. Treasury and government agency
  securities..........................   $ 55,778     $30,000        $ 69,098
Corporate debt securities.............     76,070                      70,654
                                         --------     -------        --------
                                         $131,848     $30,000        $139,752
                                         ========     =======        ========

  Other

     For all other balance sheet financial instruments, the carrying amount approximates fair value.

  Off-Balance Sheet Risk

     Teradyne regularly enters into forward contracts in European and Japanese currencies to hedge its non U.S. currency net monetary position and firm commitments. Teradyne's firm commitments consist of certain orders received in currencies other than U.S. dollars. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce Teradyne's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Teradyne does not engage in currency speculation. Gains or losses associated with the termination of the underlying contract for which a firm commitment no longer exists are immediately included in selling and administrative expenses.

     At December 31, 2000, Teradyne had the following forward currency contracts to buy U.S. dollars for non U.S. currencies with the following notional amounts totaling $73.0 million; $32.6 million Japanese yen, $5.4 million Euro, $32.1 million British pound sterling, and $2.9 million Swedish Krona. At December 31, 1999 the face amount of outstanding forward currency contracts to buy U.S. dollars for non U.S. currencies was $62.4 million, respectively.

                                 TERADYNE, INC.

E.  FINANCIAL INSTRUMENTS -- (CONTINUED)

     The fair value of these contracts as of December 31, 2000 and 1999, determined by applying year-end currency exchange rates to the notional contract amounts, represented no unrealized gain or loss in 2000 and a net unrealized gain of $1.0 million in 1999. Teradyne's policy is to defer gains and losses on these contracts until the corresponding losses and gains are recognized on the items being hedged. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

  Concentration of Credit Risk

     Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers.

F.  DEBT

     Long-term debt at December 31, 2000 and 1999 consisted of the following (in thousands):

                                                          2000      1999
                                                         ------    ------
Mortgage notes payable.................................  $5,040    $9,699
Other long-term debt...................................   3,481     3,908
                                                         ------    ------
          Total........................................   8,521    13,607
     Less current maturities...........................     169     4,659
                                                         ------    ------
                                                         $8,352    $8,948
                                                         ======    ======

     The total maturities of long-term debt for the succeeding five years and thereafter are: 2001 -- $0.3 million; 2002 -- $0.3 million; 2003 -- $0.3 million; 2004 -- $0.3 million; 2005 -- $0.3 million and $6.9 million thereafter.

  Mortgage Notes Payable

     In 1983, we received a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by a mortgage on Teradyne's property at 321 Harrison Avenue, which may, at Teradyne's option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the note was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, Teradyne has been making semi-annual interest payments.

  Revolving Credit Agreement

     Teradyne's available revolving credit line of $120.0 million expired on January 31, 2001. At expiration of the revolver, any amounts outstanding are converted into a two year term note. As of December 31, 2000 and 1999, no amounts were outstanding under this agreement. The revolving credit line was not renewed in 2001.

  Short-term Borrowings

     The weighted average interest rates on short-term borrowings outstanding as of December 31, 2000 and 1999 was 1.2% and 1.8%, respectively.

                                 TERADYNE, INC.

G.  COMMITMENTS

     Rental expense for the years ended December 31, 2000, 1999, and 1998 was $21.3 million, $18.8 million, and $17.7 million, respectively. Minimum annual rentals under all noncancellable leases are: 2001 -- $16.3 million; 2002 -- $14.2 million; 2003 -- $12.3 million; 2004 -- $9.7 million; 2005 -- $8.0 million; and $17.1 million thereafter, totaling $77.6 million.

H.  NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                      2000        1999        1998
                                                    --------    --------    --------
Income before cumulative effect of change in
  accounting principle............................  $517,754    $191,694    $102,117
Cumulative effect of change in accounting
  principle.......................................   (64,138)         --          --
                                                    --------    --------    --------
Net income........................................   453,616     191,694     102,117
                                                    ========    ========    ========
Shares used in income per common share -- basic...   173,312     170,519     167,645
Effect of dilutive securities:
     Employee and director stock options..........     7,293       7,540       3,494
     Employee stock purchase rights...............       406         491         791
                                                    --------    --------    --------
Dilutive potential common shares..................     7,699       8,031       4,285
                                                    --------    --------    --------
Shares used in income per common
  share -- diluted................................   181,011     178,550     171,930
                                                    ========    ========    ========
Income before cumulative effect of change in
  accounting principle per common share --basic...  $   2.99    $   1.12    $   0.61
                                                    ========    ========    ========
Cumulative effect of change in accounting
  principle -- basic..............................  $  (0.37)   $     --    $     --
                                                    ========    ========    ========
Net income per common share -- basic..............  $   2.62    $   1.12    $   0.61
                                                    ========    ========    ========
Income before cumulative effect of change in
  accounting principle per common
  share -- diluted................................  $   2.86    $   1.07    $   0.59
                                                    ========    ========    ========
Cumulative effect of change in accounting
  principle -- diluted............................  $  (0.35)   $     --    $     --
                                                    ========    ========    ========
Net income per common share -- diluted............  $   2.51    $   1.07    $   0.59
                                                    ========    ========    ========

     Options to purchase 1.5 million shares of common stock in 2000, 0.1 million shares in 1999, and 4.0 million shares in 1998 were outstanding during the years then ended, but were not included in the year to date calculation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares during those periods.

I.  RETIREMENT PLANS

     Teradyne has defined benefit pension plans covering substantially all domestic employees and employees of certain non U.S. subsidiaries. Benefits under these plans are based on the employees' years of service and compensation. Teradyne's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (ERISA).

                                 TERADYNE, INC.

I.  RETIREMENT PLANS -- (CONTINUED)

     On December 31, 1999, the U.S. defined benefit pension plan (the "U.S. plan") was amended to update all participating employees accrued benefit to reflect their average pay over the last five years.

     During the fourth quarter of 1999, Teradyne offered all eligible domestic employees participating in the U.S. plan a choice; to continue to have benefits grow in the U.S. plan and continue to be eligible for the current Savings Plan match described in "Note: L Savings Plan" or to stop growing benefits in the U.S plan and be eligible for an increased match in the Savings Plan. The accrued benefit of those employees who selected the enhanced Savings Plan match was frozen on January 1, 2000 resulting in an insignificant curtailment gain.

     The expense of these defined benefit pension plans and the December 31 balances of plan assets and obligations are shown below (in thousands):

                                                          2000      1999       1998
                                                         ------    -------    ------
EXPENSE
Service cost...........................................  $6,365    $ 7,874    $5,852
Interest cost..........................................   8,972      8,247     6,789
Expected return on plan assets.........................  (8,589)    (7,394)   (6,317)
Amortization of unrecognized:
     Net transition obligation.........................      89        102        81
     Prior service cost................................     843        612       584
     Net loss..........................................     206      1,592     1,196
Curtailment (gain) / employee contributions............     (89)       (87)       --
                                                         ------    -------    ------
          Total expense................................  $7,797    $10,946    $8,185
                                                         ======    =======    ======

                                                              2000    1999    1998
                                                              ----    ----    ----
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate...............................................  7.5%    8.0%    7.0%
Expected return on plan assets..............................  9.0     9.0     9.0
Salary progression rate.....................................  5.0     5.0     5.0

                                                                2000        1999
                                                              --------    --------
ASSETS AND OBLIGATIONS
Projected benefit obligation:
  Beginning of year.........................................  $124,546    $121,234
  Service cost..............................................     6,365       7,874
  Interest cost.............................................     8,972       8,247
  Actuarial (gain) loss.....................................     3,859     (10,983)
  Benefits paid.............................................    (3,372)     (3,324)
  Plan amendment............................................       623       6,820
  Curtailment...............................................        --      (5,682)
  Non U.S. currency movement................................    (1,521)        360
                                                              --------    --------
  End of year...............................................   139,472     124,546

                                 TERADYNE, INC.

I.  RETIREMENT PLANS -- (CONTINUED)

                                                                2000        1999
                                                              --------    --------
ASSETS AND OBLIGATIONS
Fair value of plan assets:
  Beginning of year.........................................   111,535      93,594
  Company contributions.....................................     9,445       6,131
  Plan participants' contributions..........................        79          --
  Actual return.............................................    (2,285)     14,996
  Benefits paid.............................................    (3,372)     (3,324)
  Non U.S. currency movement................................      (890)        138
                                                              --------    --------
End of year.................................................   114,512     111,535
                                                              --------    --------
Funded status...............................................   (24,960)    (13,011)
Unrecognized prior service cost.............................     7,110       7,566
Unrecognized net transition obligation......................       470         646
Unrecognized net actuarial (gain) loss......................     8,597      (5,993)
                                                              --------    --------
Accrued pension cost........................................    (8,783)    (10,792)
                                                              ========    ========

     The following table provides amounts recognized in the statement of financial position as of December 31, of both years (in thousands):

                                                      2000        1999
                                                    --------    ---------
Prepaid pension cost..............................  $  3,162    $     554
Accrued benefit liability.........................   (11,945)     (11,346)
                                                    --------    ---------
Accrued pension cost..............................  $ (8,783)   ($ 10,792)
                                                    ========    =========

     There is no additional minimum pension liability to be recognized as of December 31, 2000 and 1999. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $22.2 million, $14.3 million and $3.7 million, respectively, as of December 31, 2000 and $19.9 million, $13.4 million and $3.7 million, respectively, as of December 31, 1999.

J.  COMMON STOCK REPURCHASE PROGRAM

     Teradyne's Board of Directors has authorized the repurchase of 30.0 million shares of Teradyne's stock on the open market. In 2000, Teradyne repurchased 3.8 million shares at a cost of $147.5 million, increasing the cumulative shares purchased under this program through 2000 to 20.0 million shares at an aggregate cost of $540.8 million. Teradyne records treasury stock at its acquisition cost.

                                 TERADYNE, INC.

K.  STOCK BASED COMPENSATION

     At December 31, 2000, Teradyne had both stock option plans and stock purchase plans. Teradyne previously adopted SFAS No. 123 "Accounting for Stock-Based Compensation" (Statement 123), and as permitted by this standard, will continue to apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Teradyne is required to disclose pro forma net income and net income per common share amounts had compensation costs for Teradyne's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock based compensation plans been consistent with the method of Statement 123, amounts reported for 2000, 1999, and 1998, respectively would have been:

                                                            2000      1999     1998
                                                           ------    ------    -----
Income before cumulative effect of change in accounting
  principle..............................................  $458.0    $153.6    $77.8
Income before cumulative effect of change in accounting
  principle per common share -- basic....................  $ 2.64    $ 0.90    $0.46
Income before cumulative effect of change in accounting
  principle per common share -- diluted..................  $ 2.53    $ 0.86    $0.45

     The impact to reported net income and per common share amounts of this pro forma disclosure are not comparable among 2000, 1999, and 1998 as Statement 123 did not apply to awards prior to 1995. The amounts of this pro forma disclosure are also not indicative of the impact on net income for future years.

  Stock Option Plans

     Under its stock option plans, all of which are fixed, Teradyne granted options to directors, officers, certain employees, and other individuals entitling them to purchase common stock at 100% of market value at the date of grant. Stock options granted generally have a maximum term of five years and vest over four years.

     Stock option plan activity for the years 2000, 1999, and 1998 follows (in thousands):

                                                           2000      1999      1998
                                                          ------    ------    ------
Outstanding at January 1................................  19,225    21,548    17,132
     Options granted....................................   7,905     5,631    13,778
     Options exercised..................................  (3,217)   (7,272)   (2,470)
     Options canceled...................................  (1,168)     (682)   (6,892)
                                                          ------    ------    ------
Outstanding at December 31..............................  22,745    19,225    21,548
                                                          ======    ======    ======
Exercisable at December 31..............................   8,758     6,355     8,398
                                                          ======    ======    ======
Available for grant at December 31......................   7,130    13,867    18,816
                                                          ======    ======    ======

     Weighted average option exercise price information for the years 2000, 1999 and 1998 follows:

                                                           2000      1999      1998
                                                          ------    ------    ------
Outstanding at January 1................................  $16.44    $ 9.73    $11.24
     Options granted....................................  $34.73    $32.13    $11.48
     Options exercised..................................  $11.49    $ 9.03    $ 6.18
     Options canceled...................................  $30.62    $12.68    $17.74
Outstanding at December 31..............................  $22.79    $16.44    $ 9.73
Exercisable at December 31..............................  $16.71    $12.59    $ 8.66

                                 TERADYNE, INC.

K.  STOCK BASED COMPENSATION -- (CONTINUED)

     Significant option groups outstanding at December 31, 2000 and related weighted average price and life information follows (options in thousands):

                                     OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                          -----------------------------------------   -------------------------
                            WEIGHTED
                             AVERAGE
                            REMAINING
                           CONTRACTUAL             WEIGHTED-AVERAGE            WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  LIFE (YEARS)    SHARES    EXERCISE PRICE    SHARES    EXERCISE PRICE
------------------------  ------------    ------   ----------------   ------   ----------------
$3.82 -- $ 9.59.........      2.13         5,768        $ 8.65        3,603         $ 8.08
$ 9.81 -- $26.84........      2.54         4,840        $13.16        2,311         $12.78
$28.13..................      4.80         6,542        $28.13        1,210         $28.13
$28.44 -- $111.25.......      3.93         5,595        $39.44        1,634         $32.84
                                          ------                      -----
          Total.........      3.43        22,745        $22.79        8,758         $16.71
                                          ======                      =====

     On August 20, 1998, the Stock Option Committee of the Board of Directors (the "Option Committee") approved a reduction, effective August 27, 1998, in the exercise price of certain outstanding stock options held by officers and employees of Teradyne. Action was taken to attempt to restore the long-term incentive feature of employee stock options. The Option Committee believed that at their original exercise prices, the disparity between the exercise price of these options and recent market prices for Teradyne's Common Stock did not provide meaningful long-term incentive to officers and employees holding these options to perform to their maximum potential and work toward the success of Teradyne. In connection with this action we canceled options to purchase 6.4 million shares. The canceled options were originally granted between May 15, 1997 and July 1, 1998 at exercise prices ranging from $18.25 to $20.94 per share. New options to purchase 6.4 million shares at $9.59 were then granted. All vesting under the canceled options was lost and new vesting periods were started. The effect of this option repricing on the above pro forma disclosures is considered, under Statement 123, a modification of the terms of the outstanding options. Accordingly, the 2000, 1999, and 1998 pro forma disclosures include compensation cost for the incremental fair value, under Statement 123, resulting from such modification.

     The weighted average fair value at date of grant for options granted during 2000, 1999 and 1998 was $15.34, $16.21 and $5.35 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                     2000    1999     1998
                                                     ----    -----    ----
Expected life (years)..............................   4.2      4.1     4.3
Interest rate......................................   5.7%     6.1%    5.5%
Volatility.........................................  63.7%    56.7%   47.9%
Dividend yield.....................................   0.0%     0.0%    0.0%

  Employee Stock Purchase Plans

     Teradyne has an Employee Stock Purchase plan. Under this plan, eligible employees may purchase shares of common stock through payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne's common stock on the first business day in January (July for new hires) or the last business day of December. In January 2001, Teradyne issued 0.8 million shares of common stock to employees who participated in the plan during 2000 at a weighted-average price of $31.98 per share. Currently, there are 1.4 million shares reserved for issuance.

     The weighted-average fair value of purchase rights granted in 2000, 1999 and 1998 was $17.98, $8.18 and $6.51, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes model with the following assumptions for 2000, 1999 and 1998, respectively; dividend yield of 0.0% for all

                                 TERADYNE, INC.

K.  STOCK BASED COMPENSATION -- (CONTINUED)

years; an expected life of 1 year for all years; expected volatility of 81.5%, 58.4% and 58.8%; and risk-free interest rates of 6.0%, 4.5% and 5.5%.

L.  SAVINGS PLANS

     Teradyne sponsors a Savings Plan covering substantially all U.S. employees. Under Teradyne's original savings plan, employees may contribute up to 12% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. Teradyne's contributions vest after two years, although contributions for those employees with five years of service vest immediately. In January 2000, Teradyne implemented a second savings plan for domestic employees who elected to discontinue participation in Teradyne's retirement plan, see "Note I: Retirement Plans," and all new domestic employees. Under this new savings plan, domestic employees are eligible for an increased minimum Teradyne match of 100% on contributions up to 5%. Teradyne has also established a Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA. The provisions of this plan are the same as the Savings Plan. Under Teradyne's savings plans, amounts charged to operations were $16.6 million in 2000, $9.8 million in 1999, and $9.3 million in 1998.

M.  STOCKHOLDER RIGHTS PLAN

     Teradyne's Board of Directors adopted a Stockholder Rights Plan on November 16, 2000, under which a dividend of one Common Stock Purchase Right was distributed for each outstanding share of Common Stock. The plan entitles Stock Purchase Right holders to purchase shares of Teradyne's common stock for $540 per share subject to adjustment (the "Purchase Price") in certain events, such as a tender offer to acquire 20% or more of Teradyne's outstanding shares. Under some circumstances, such as a determination by continuing Directors, that an acquiring party's interests are adverse to those of Teradyne, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase Common Stock (or other securities or consideration owned by Teradyne) having a value equal to two times the Purchase Price of the right for the Purchase Price. The Rights expire on November 27, 2010.

N.  INCOME TAXES

     The components of income before income taxes and the provision for income taxes as shown in the consolidated statements of income are as follows (in thousands):

                                                      2000        1999        1998
                                                    --------    --------    --------
Income before income taxes and cumulative effect
  of change in accounting principle:
     United States................................  $655,103    $239,453    $131,571
     Non U.S......................................    84,545      34,396      14,311
                                                    --------    --------    --------
                                                    $739,648    $273,849    $145,882
                                                    ========    ========    ========

                                 TERADYNE, INC.

N.  INCOME TAXES -- (CONTINUED)

                                                      2000        1999        1998
                                                    --------    --------    --------
Provision (credit) for income taxes:
Current:
     U.S. Federal.................................  $182,202    $ 65,104    $ 43,501
     Non U.S......................................    29,393      14,296      11,021
     State........................................    19,703       6,856       3,850
                                                    --------    --------    --------
                                                     231,298      86,256      58,372
                                                    --------    --------    --------
Deferred:
     U.S. Federal.................................    (4,529)       (184)     (6,102)
     Non U.S......................................    (3,172)     (3,461)     (7,655)
     State........................................    (1,703)       (456)       (850)
                                                    --------    --------    --------
                                                      (9,404)     (4,101)    (14,607)
                                                    --------    --------    --------
                                                    $221,894    $ 82,155    $ 43,765
                                                    ========    ========    ========

     Significant components of Teradyne's deferred tax assets (liabilities) as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
     Inventory valuations...................................  $13,494    $17,385
     Accruals...............................................   23,495     13,477
     Vacation...............................................    9,211      4,826
     In process research and development....................    2,898      2,986
     Deferred revenue.......................................   32,088      4,622
     U.S. Federal operating loss carryforwards..............      592        382
     Tax credits............................................    9,686      3,672
     Other..................................................    2,494      2,366
                                                              -------    -------
Total deferred tax assets...................................   93,958     49,716
                                                              -------    -------
Deferred tax liabilities:
     Excess of tax over book depreciation...................  (16,509)    (9,240)
     Amortization...........................................     (916)    (2,089)
     Pension................................................   (3,572)    (3,023)
     Other..................................................     (260)       445
                                                              -------    -------
Total deferred tax liabilities..............................  (21,257)   (13,907)
                                                              -------    -------
Net deferred asset..........................................  $72,701    $35,809
                                                              =======    =======

     At December 31, 2000 Teradyne had U.S. Federal operating loss carryforwards of approximately $1.6 million that expire in the years 2001 through 2010. Teradyne has approximately $9.6 million of U.S. business tax credit carryforwards that expire in the years 2003 through 2019. These losses and credits are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

                                 TERADYNE, INC.

N.  INCOME TAXES -- (CONTINUED)

     A reconciliation of the effective tax rate for the years 2000, 1999, and 1998 follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
U.S. statutory federal tax rate.............................  35.0%   35.0%   35.0%
State income taxes, net of federal tax benefit..............   1.6     1.5     1.3
Tax credits.................................................  (0.8)   (1.3)   (3.1)
Export sales corporation....................................  (4.8)   (4.7)   (3.4)
Other, net..................................................  (1.0)   (0.5)    0.2
                                                              ----    ----    ----
                                                              30.0%   30.0%   30.0%
                                                              ====    ====    ====

     U.S. federal taxes have not been provided for approximately $59.0 million of cumulative undistributed earnings of a non-U.S. manufacturing subsidiary. Teradyne intends to reinvest these earnings indefinitely in operations outside the U.S.

O.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

     Teradyne has five principal operating segments which are the design, manufacturing and marketing of semiconductor test systems, connection systems, circuit-board test and inspection systems, broadband test systems, and software test systems, which was divested at the end of 2000. These operating segments were determined based upon the nature of the products and services offered. Teradyne has three reportable segments; semiconductor test systems segment, connection systems segment, and other test and inspection systems segment. The other test and inspection systems segment is comprised of circuit-board test and inspection systems, broadband test systems, and software test systems.

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies". Intersegment sales are accounted for at fair value as if sales were to third parties. During 2000 and 1998 no individual customer accounted for more than 10% of consolidated net sales. During 1999, principally all of Teradyne's operating segments reported sales to Motorola Inc. accounting for a total of 11% of consolidated net sales.

                                                             OTHER TEST
                                SEMICONDUCTOR                   AND
                                    TEST        CONNECTION   INSPECTION    CORPORATE       SAB 101
                                   SYSTEMS       SYSTEMS      SYSTEMS         AND        ADJUSTMENTS
                                   SEGMENT       SEGMENT      SEGMENT     ELIMINATIONS       (4)       CONSOLIDATED
                                -------------   ----------   ----------   ------------   -----------   ------------
2000
     Sales to unaffiliated
       customers..............   $2,044,330      $734,642     $265,341            --       $ (367)      $3,043,946
     Intersegment sales.......           --      $ 29,294           --      $(29,294)          --               --
                                 ----------      --------     --------      --------       ------       ----------
     Net sales................    2,044,330       763,936      265,341       (29,294)        (367)       3,043,946
     Income (loss) before
       taxes(1)...............      675,315       155,040        2,176       (92,730)        (154)         739,648
     Total assets (2).........      920,629       511,083      105,335       780,926       37,895        2,355,868
     Property additions (3)...      119,705        92,403        9,272        76,862           --          298,242
     Depreciation and
       amortization
       expense(3).............       47,497        33,118        6,263        14,984           --          101,862

                                 TERADYNE, INC.

O.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

                                                             OTHER TEST
                                SEMICONDUCTOR                   AND
                                    TEST        CONNECTION   INSPECTION    CORPORATE       SAB 101
                                   SYSTEMS       SYSTEMS      SYSTEMS         AND        ADJUSTMENTS
                                   SEGMENT       SEGMENT      SEGMENT     ELIMINATIONS       (4)       CONSOLIDATED
                                -------------   ----------   ----------   ------------   -----------   ------------
1999
     Sales to unaffiliated
       customers..............   $1,210,543      $373,051     $207,318            --           --       $1,790,912
     Intersegment sales.......           --        15,069           --      $(15,069)          --               --
                                 ----------      --------     --------      --------       ------       ----------
     Net sales................    1,210,543       388,120      207,318       (15,069)          --        1,790,912
     Income (loss) before
       taxes(1)...............      287,960        63,249      (14,298)      (63,062)          --          273,849
     Total assets(2)..........      564,536       219,763       94,096       686,656           --        1,565,051
     Property additions(3)....       47,054        38,500        8,493        57,109           --          151,156
     Depreciation and
       amortization
       expense(3).............       32,086        18,567        8,357        27,376           --           86,386
1998
     Sales to unaffiliated
       customers..............   $  967,147      $268,363     $253,641            --           --       $1,489,151
     Intersegment sales.......           --        11,473           --      $(11,473)          --               --
                                 ----------      --------     --------      --------       ------       ----------
     Net sales................      967,147       279,836      253,641       (11,473)          --        1,489,151
     Income (loss) before
       taxes(1)...............      104,586        34,027       32,245       (24,976)          --          145,882
     Total assets(2)..........      510,938       189,338      114,734       497,804           --        1,312,814
     Property additions(3)....       87,390        31,417        5,866        39,767           --          164,440
     Depreciation and
       amortization
       expense(3).............       39,973        14,079        7,581        14,671           --           76,304

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

(4) SAB 101 adjustment reflects the impact of SAB 101 on sales, income before taxes, and total assets in 2000. Segments reflect their results before the change in accounting principle.

                                 TERADYNE, INC.

O.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION -- (CONTINUED)

     Information as to Teradyne's sales in different geographical areas is as follows (in thousands):

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Sales to unaffiliated customers (1):
     United States.....................................  $1,407,110    $  859,638    $  797,143
     South East Asia...................................     626,060       359,430       177,910
     Europe............................................     425,694       268,637       247,795
     Taiwan............................................     306,611       147,876        76,200
     Japan.............................................     119,883        89,546       102,900
     Korea.............................................      88,833        12,058        12,299
     Other.............................................      69,755        53,727        74,904
                                                         ----------    ----------    ----------
                                                         $3,043,946    $1,790,912    $1,489,151
                                                         ==========    ==========    ==========

---------------
(1) Sales are attributable to geographic areas based on location of customer site.

     Because a substantial portion of Teradyne's sales are derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

                           SUPPLEMENTARY INFORMATION
                                  (UNAUDITED)

     The following sets forth certain unaudited consolidated quarterly statements of operations data for each of Teradyne's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of Teradyne and the notes thereto included elsewhere herein.

                                                                        2000 (AS REPORTED)*
                                                      --------------------------------------------------------
                                                      1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                      -----------    -----------    -----------    -----------
Net sales...........................................   $648,131       $758,955       $848,027       $821,652
Expenses:
  Cost of sales.....................................    348,840        402,570        460,752        469,710
  Engineering and development.......................     69,025         73,637         78,963         79,295
  Selling and administrative........................     78,956         91,982         95,149         96,475
                                                       --------       --------       --------       --------
                                                        496,821        568,189        634,864        645,480
                                                       --------       --------       --------       --------
Income from operations..............................    151,310        190,766        213,163        176,172
Interest and other income...........................      4,962          6,235          6,641         12,886
Interest expense....................................       (425)          (412)          (570)          (434)
                                                       --------       --------       --------       --------
Income before income taxes..........................    155,847        196,589        219,234        188,624
Provision for income taxes..........................     46,754         58,977         65,770         56,587
                                                       --------       --------       --------       --------
Net income..........................................   $109,093       $137,612       $153,464       $132,037
                                                       ========       ========       ========       ========
Net income per common share -- basic................   $   0.63       $   0.79       $   0.88       $   0.76
                                                       ========       ========       ========       ========
Net income per common share -- diluted..............   $   0.60       $   0.76       $   0.84       $   0.74
                                                       ========       ========       ========       ========

                                                                                                   4TH QUARTER
                                                           1ST QUARTER THROUGH 3RD QUARTER          2000 (AS
                                                                 2000 (AS ADJUSTED)*               REPORTED)*
                                                      -----------------------------------------    -----------
                                                      1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
                                                      -----------    -----------    -----------    -----------
Net sales...........................................   $615,358       $747,458       $859,478       $821,652
Expenses:
  Cost of sales.....................................    338,484        403,529        457,976        469,710
  Engineering and development.......................     69,025         73,637         78,963         79,295
  Selling and administrative........................     78,956         91,982         95,149         96,475
                                                       --------       --------       --------       --------
                                                        486,465        569,148        632,088        645,480
                                                       --------       --------       --------       --------
Income from operations..............................    128,893        178,310        227,390        176,172
Interest and other income...........................      4,962          6,235          6,641         12,886
Interest expense....................................       (425)          (412)          (570)          (434)
                                                       --------       --------       --------       --------
Income before income taxes and cumulative effect of
  change in accounting principle....................    133,430        184,133        233,461        188,624
Provision for income taxes..........................     40,029         55,240         70,038         56,587
                                                       --------       --------       --------       --------
Income before cumulative effect of change accounting
  principle.........................................     93,401        128,893        163,423        132,037
Cumulative effect of change in accounting
  principle.........................................    (64,138)            --             --             --
                                                       --------       --------       --------       --------
Net income..........................................   $ 29,263       $128,893       $163,423       $132,037
                                                       ========       ========       ========       ========
Income per share before cumulative effect of change
  in accounting principle -- basic..................   $   0.54       $   0.74       $   0.94       $   0.76
                                                       ========       ========       ========       ========
Cumulative effect of change in accounting
  principle -- basic................................   $  (0.37)      $     --       $     --       $     --
                                                       ========       ========       ========       ========
Net income per common share -- basic................   $   0.17       $   0.74       $   0.94       $   0.76
                                                       ========       ========       ========       ========
Income per share before cumulative effect of change
  in accounting principle -- diluted................   $   0.52       $   0.71       $   0.90       $   0.74
                                                       ========       ========       ========       ========
Cumulative effect of change in accounting
  principle -- diluted..............................   $  (0.35)      $     --       $     --       $     --
                                                       ========       ========       ========       ========
Net income per common share -- diluted..............   $   0.16       $   0.71       $   0.90       $   0.74
                                                       ========       ========       ========       ========

                                  (UNAUDITED)

                                                                         1999
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
                                                ========       ========       ========       ========

---------------
* Note: The results for the first three quarters of fiscal year 2000 have been adjusted to reflect the adoption of SAB 101. Pro forma amounts for the periods beginning before January 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

ITEM 9: CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

ITEM 11:  EXECUTIVE COMPENSATION.

     Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 24, 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) 1.  FINANCIAL STATEMENTS

     The following consolidated financial statements are included in Item 8:

         Balance Sheets as of December 31, 2000 and 1999
         Statements of Income for the years ended December 31, 2000, 1999, and 1998
         Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998
         Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

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

(b) REPORT ON FORM 8-K

     A Current Report on Form 8-K dated November 16, 2000, was filed with the Securities and Exchange Commission on November 20, 2000 relating to the declaration of a dividend of one common share purchase right for each outstanding share of common stock, par value $0.125 per share outstanding on November 27, 2000 to the stockholders of record on that date.

ITEM 14(d)  FINANCIAL STATEMENT SCHEDULES

                                 TERADYNE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

               COLUMN A                    COLUMN B            COLUMN C            COLUMN D     COLUMN E
               --------                  ------------   -----------------------   ----------    --------
                                                               ADDITIONS
                                                        -----------------------
                                          BALANCE AT    CHARGED TO   CHARGED TO                BALANCE AT
                                         BEGINNING OF    COST AND      OTHER                     END OF
              DESCRIPTION                   PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
              -----------                ------------   ----------   ----------   ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
                                         ---------------------------------------------------------------
Valuation reserve deducted in the
  balance sheet from the asset to which
  it applies:
Accounts receivable:
2000 Allowance for doubtful accounts...     $4,410        $1,337       $   --        $571        $5,176
                                            ======        ======       ======        ====        ======
1999 Allowance for doubtful accounts...     $2,395        $1,407       $  804        $196        $4,410
                                            ======        ======       ======        ====        ======
1998 Allowance for doubtful accounts...     $1,938        $   17       $1,044        $604        $2,395
                                            ======        ======       ======        ====        ======

                                 EXHIBIT INDEX

     The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

EXHIBIT NO.                       DESCRIPTION                               SEC DOCUMENT REFERENCE
-----------                       -----------                               ----------------------
    3.1       Restated Articles of Organization of the Company,    Exhibit 3.1 to the Company's Annual
              as amended                                           Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1997.
    3.2       Amendment, dated May 23, 1996, to Restated Articles  Exhibit 3.2 to the Company's Annual
              of Organization of the Company, as amended           Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1996.
    3.3       Amended and Restated Bylaws of the Company           Exhibit 3.3 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1996.
    3.4       Amendment dated March 25, 2000, to Restated          Exhibit 3.1 to the Company's Quarterly
              Articles of Organization of the Company, as amended  Report on Form 10-Q for the quarter ended July 2, 2000.
    4.1       Rights Agreement between the Company and Fleet       Exhibit 4.1 to the Company's Form 8-K
              National Bank dated as of November 17, 2000          filed November 20, 2000.
   10.1       Teradyne, Inc. Supplemental Executive Retirement     Exhibit 10.4 to the Company's Annual
              Plan                                                 Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1997.
   10.2       1991 Employee Stock Option Plan, as amended          Exhibit 4.2 to the Company's
                                                                   Registration Statement on Form S-8
                                                                   (Registration Statement No. 333-07177).
   10.3       Amendment to 1991 Stock Plan dated                   Exhibit 10.3 to the Company's Annual
              March 9, 2001                                        Report on Form 10-K for the fiscal year
                                                                   ended December 31, 2000.
   10.4       Megatest Corporation 1990 Stock Option Plan          Exhibit 4.1 to the Company's
                                                                   Registration Statement on Form S-8
                                                                   (Registration Statement No. 333-64683).
   10.5       Megatest Corporation Director Stock Option Plan      Exhibit 4.2 to the Company's
                                                                   Registration Statement on Form S-8
                                                                   (Registration Statement No. 333-64683).
   10.6       1996 Employee Stock Purchase Plan                    Exhibit 4.1 to the Company's
                                                                   Registration Statement on Form S-8
                                                                   (Registration Statement No. 333-07177).
   10.7       Master Lease Agreement between Megatest and General  Exhibit 10.10 to the Company's Annual
              Electric Capital Corporation dated August 10, 1995   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1995.
   10.8       Loan and Security Agreement between Megatest and     Exhibit 10.11 to the Company's Annual
              the CIT Group/Equipment Financing, Inc. dated        Report on Form 10-K for the fiscal year
              August 14, 1995                                      ended December 31, 1995.
   10.9       Deed of Trust, Financing Statement, Security         Exhibit 10.12 to the Company's Annual
              Agreement and Fixture Filing between Megatest and    Report on Form 10-K for the fiscal year
              the Sun Life Assurance Company of Canada (U.S.)      ended December 31, 1995.
              dated August 25, 1995
   10.10      1997 Employee Stock Option Plan                      Exhibit 10.14 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1996.

EXHIBIT NO.                       DESCRIPTION                               SEC DOCUMENT REFERENCE
-----------                       -----------                               ----------------------
   10.11      Letter Agreement dated January 24, 1997 between the  Exhibit 10.15 to the Company's Annual
              Company and Executive Officer                        Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1996.
   10.12      1996 Non-Employee Director Stock Option Plan         Exhibit 10.15 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1996.
   10.13      Amendment to 1996 Non-Employee Director Option Plan  Exhibit 10.13 to the Company's Annual
              dated January 18, 2001                               Report on Form 10-K for the fiscal year
                                                                   ended December 31, 2000.
   10.14      Letter Agreement dated June 1, 1997 between the      Exhibit 10.15 to the Company's Annual
              Company and Member of Board                          Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1997.
   10.15      Letter Agreement dated June 1, 1997 between the      Exhibit 10.16 to the Company's Annual
              Company and Member of Board                          Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1997.
   21.1       Subsidiaries of the Company
   23.1       Consent of PricewaterhouseCoopers LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March, 2001.

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

                     SIGNATURE                                         TITLE                          DATE
                     ---------                                         -----                          ----
             /s/ GEORGE W. CHAMILLARD                  Chairman of the Board, President, and      March 27, 2001
---------------------------------------------------           Chief Executive Officer
               GEORGE W. CHAMILLARD

              /s/ MICHAEL A. BRADLEY                             Vice President and               March 27, 2001
---------------------------------------------------           Chief Financial Officer
                MICHAEL A. BRADLEY

               /s/ DONALD J. HAMMAN                        Vice President and Controller          March 27, 2001
---------------------------------------------------         Principal Accounting Officer
                 DONALD J. HAMMAN

                /s/ JAMES W. BAGLEY                                   Director                    March 27, 2001
---------------------------------------------------
                  JAMES W. BAGLEY

               /s/ ALBERT CARNESALE                                   Director                    March 27, 2001
---------------------------------------------------
                 ALBERT CARNESALE

               /s/ DANIEL S. GREGORY                                  Director                    March 27, 2001
---------------------------------------------------
                 DANIEL S. GREGORY

                                                                      Director                    March   , 2001
---------------------------------------------------
                 DWIGHT H. HIBBARD

               /s/ JOHN P. MULRONEY                                   Director                    March 27, 2001
---------------------------------------------------
                 JOHN P. MULRONEY

              /s/ VINCENT M. O'REILLY                                 Director                    March 27, 2001
---------------------------------------------------
                VINCENT M. O'REILLY

               /s/ RICHARD J. TESTA                                   Director                    March 27, 2001
---------------------------------------------------
                 RICHARD J. TESTA

                 /s/ ROY A. VALLEE                                    Director                    March 27, 2001
---------------------------------------------------
                   ROY A. VALLEE

                                                                      Director                    March   , 2001
---------------------------------------------------
                PATRICIA S. WOLPERT