Form 10-Q
period 2001-04-01
TERADYNE INC
filed 2001-05-15
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

     The number of shares outstanding of the registrant's only class of Common Stock as of April 27, 2001 was 174,310,831 shares.

                                 TERADYNE, INC.
                                      INDEX

                                                                               PAGE NO.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of
             April 1, 2001 and December 31, 2000..............................     3

           Condensed Consolidated Statements of Income for the Three
             Months Ended April 1, 2001 and April 2, 2000.....................     4

           Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended April 1, 2001 and April 2, 2000...............     5

           Notes to Condensed Consolidated Financial Statements...............  6-10

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................... 10-15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........    15

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..................................................    15

Item 6(b). Reports on Form 8-K................................................    15


                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                                          APRIL 1, 2001     DECEMBER 31,2000
                                                          -------------     ----------------
                                                                   (IN THOUSANDS)

Current assets:
   Cash and cash equivalents ..........................   $   171,457          $   242,421
   Marketable securities ..............................        23,286               60,154
   Accounts receivable ................................       343,791              420,040
Inventories:
   Parts ..............................................       363,708              318,790
   Assemblies in process ..............................       156,191              159,123
   Finished goods .....................................           307               34,650
                                                          -----------          -----------
                                                              520,206              512,563
   Deferred tax assets ................................        73,058               93,958
   Prepayments and other current assets ...............        46,228               48,698
                                                          -----------          -----------
         Total current assets .........................     1,178,026            1,377,834
Property, plant, and equipment, at cost ...............     1,330,697            1,254,957
   Less: accumulated depreciation .....................      (531,851)            (521,171)
                                                          -----------          -----------
         Net property, plant, and equipment ...........       798,846              733,786
Marketable securities .................................       163,012              161,848
Other assets ..........................................        78,685               82,400
                                                          -----------          -----------
         Total assets .................................   $ 2,218,569          $ 2,355,868
                                                          ===========          ===========

                                   LIABILITIES

Current liabilities:
   Notes payable - banks ..............................   $     6,931          $     7,389
   Current portion of long-term debt ..................           225                  169
   Accounts payable ...................................       120,716              153,897
   Accrued employees' compensation and withholdings ...        80,215              158,817
   Deferred revenue and customer advances .............        79,081              183,465
   Other accrued liabilities ..........................        67,563               86,637
   Income taxes payable ...............................        27,116               28,914
                                                          -----------          -----------
         Total current liabilities ....................       381,847              619,288
Deferred tax liabilities ..............................        20,945               21,257
Long-term debt ........................................         8,062                8,352
                                                          -----------          -----------
         Total liabilities ............................       410,854              648,897
                                                          -----------          -----------

                             SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 shares
  authorized, 174,183 and 172,559 net shares issued
  and outstanding at April 1, 2001 and
  December 31, 2000, respectively .....................        21,773               21,570
Additional paid-in capital ............................       378,685              334,241
Accumulated other comprehensive income ................         2,138                    -
Retained earnings .....................................     1,405,119            1,351,160
                                                          -----------          -----------
         Total shareholders' equity ...................     1,807,715            1,706,971
                                                          -----------          -----------
         Total liabilities and shareholders' equity ...   $ 2,218,569          $ 2,355,868
                                                          ===========          ===========


The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                        For the Three Months Ended
                                                                 ---------------------------------------
                                                                  April 1, 2001           April 2, 2000
                                                                 --------------           --------------
                                                                 (In thousands, except per share amounts)

Net sales.....................................................    $   605,189              $   615,358

Expenses:
     Cost of sales............................................        385,607                  338,484
     Engineering and development..............................         71,197                   69,025
     Selling and administrative...............................         74,771                   78,956
                                                                  -----------              -----------
                                                                      531,575                  486,465
                                                                  -----------              -----------
Income from operations........................................         73,614                  128,893

Interest income...............................................          6,194                    4,962
Interest and other expense....................................         (2,724)                    (425)
                                                                  -----------              -----------
Income before taxes and cumulative effect of change in
  accounting principle........................................         77,084                  133,430

Provision for income taxes....................................         23,125                   40,029
                                                                  -----------              -----------
Income before cumulative effect of change in accounting
  principle...................................................         53,959                   93,401

Cumulative effect of change in accounting principle, net of
  applicable tax of $27,488...................................              -                  (64,138)
                                                                  -----------              -----------

Net income....................................................    $    53,959              $    29,263
                                                                  ===========              ===========

Income per common share before cumulative effect of change
  in accounting principle - basic.............................    $      0.31              $      0.54
                                                                  ===========              ===========
Cumulative effect of change in accounting principle - basic...    $         -              $     (0.37)
                                                                  ===========              ===========
Net income per common share - basic...........................    $      0.31              $      0.17
                                                                  ===========              ===========
Income per common share before cumulative effect of change
  in accounting principle - diluted...........................    $      0.30              $      0.52
                                                                  ===========              ===========
Cumulative effect of change in accounting principle - diluted.    $         -              $     (0.35)
                                                                  ===========              ===========
Net income per common share - diluted.........................    $      0.30              $      0.16
                                                                  ===========              ===========
Shares used in calculations of net income
    per common share - basic..................................        173,791                  172,127
                                                                      =======                  =======

Shares used in calculations of net income
    per common share - diluted................................        179,750                  180,873
                                                                      =======                  =======




The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                   ------------------------------
                                                                   APRIL 1, 2001    APRIL 2, 2000
                                                                   -------------    -------------
                                                                           (IN THOUSANDS)

Cash flows from operating activities:
     Net income ................................................    $  53,959          $  29,263
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation ...........................................       28,646             23,890
        Amortization ...........................................        1,745                402
        Deferred income tax provision (credit) .................       20,588            (34,211)
        Other non-cash items, net ..............................        2,434               (120)
        Changes in operating assets and liabilities:
             Accounts receivable ...............................       76,249           (128,203)
             Inventories .......................................       (7,643)           (84,383)
             Other assets ......................................        3,230              7,826
             Accounts payable and accruals .....................     (235,241)           207,340
             Income taxes payable ..............................        5,703             27,832
                                                                    ---------          ---------
Net cash (used for) provided by operating activities ...........      (50,330)            49,636
                                                                    ---------          ---------

Cash flows from investing activities:
     Additions to property, plant and equipment ................      (77,702)           (30,791)
     Increase in equipment manufactured by Teradyne ............      (17,228)           (15,965)
     Purchases of available-for-sale marketable securities .....      (29,060)           (89,628)
     Maturities of available-for-sale marketable securities ....       37,832             79,909
     Purchases of held-to-maturity marketable securities .......         (469)           (39,791)
     Maturities of held-to-maturity marketable securities ......       29,539                  -
                                                                    ---------          ---------
Net cash used for investing activities .........................      (57,088)           (96,266)
                                                                    ---------          ---------

Cash flows from financing activities:
     Payments of long term debt ................................         (692)               (36)
     Acquisition of treasury stock .............................            -            (46,293)
     Issuance of common stock under employee stock
       option and stock purchase plans .........................       37,146             41,809
                                                                    ---------          ---------
Net cash flows provided by (used for) financing activities .....       36,454             (4,520)
                                                                    ---------          ---------

Increase/(decrease) in cash and cash equivalents ...............      (70,964)           (51,150)
Cash and cash equivalents at beginning of period ...............      242,421            181,345
                                                                    ---------          ---------
Cash and cash equivalents at end of period .....................    $ 171,457          $ 130,195
                                                                    =========          =========

Supplementary disclosure of cash flow information:
     Cash paid during the period for:
        Interest ...............................................    $     225          $     413
        Income taxes ...........................................    $  17,891          $   1,115


The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   TERADYNE, INC.

     We design, manufacture, market and service test and inspection systems and related software, as well as backplanes and associated connectors. Teradyne currently has four principal product lines:

     -    semiconductor test systems;

     -    connection systems;

     -    circuit-board test and inspection systems; and

     -    broadband test systems.


     Semiconductor Test Systems. We produce semiconductor test systems for use by electronic component manufacturers in the design and testing of a wide variety of semiconductor products, including logic, memory, mixed signal, and "system on a chip" integrated circuits. Semiconductor test systems are sold to semiconductor manufacturers and subcontractors to the semiconductor industry. Semiconductor manufacturers use our semiconductor test systems to:

     -    measure product performance;

     -    improve product quality;

     -    shorten time to market;

     -    enhance manufacturability;

     -    minimize labor costs; and

     -    increase production yields.

     Connection Systems. Our connection systems include backplane assemblies, connectors and electro-mechanical systems integration for customers in the telecom, data networking, storage, server, and aerospace/defense industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. Our connection systems provide both a technology advantage and the benefits of vertical integration to our customers. Connection systems product technology can be found in diverse products such as Internet routers, computer servers, mass data storage, telecom switches and aerospace devices.

     Circuit-board Test and Inspection Systems. Electronic equipment manufacturers use our circuit-board test and inspection systems for the design, inspection and testing of circuit boards and other assemblies. We also sell circuit-board test and inspection systems to customers across most sectors of the electronics industry and to companies in other industries that use electronic devices in high volume. Similar to semiconductor test systems, our customers use their systems and related software to increase product performance, to improve product quality, to shorten time to market, to enhance manufacturability, to minimize labor costs, and to increase production yields.

     Broadband Test Systems. Broadband test systems are used by the communications industry for Internet testing, customer care and voice network maintenance. Broadband test systems perform qualification testing for Digital Subscriber Line (DSL) services, assist customer care centers in isolating network service problems, and perform integrated surveillance and maintenance for voice networks.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.   TERADYNE, INC. - (Continued)

     On December 29, 2000, Teradyne sold a controlling interest in its software test business to an investor group led by Matrix Partners of Waltham, Massachusetts. Teradyne retains a minority ownership in the new company called Empirix. Software test systems activity is included in Teradyne's results in 2000.

B.   RISKS AND UNCERTAINTIES

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the current and anticipated market for electronics, risks associated with any remedial measures we take to address the current slowdown in the market, enforcement of our intellectual property, failure to develop new technologies, risks associated with acquisitions and divestitures, competition, risks of operating internationally, competitive pricing pressures, changes in product mix, timing of customer orders or any deferral or cancellation of orders previously received, market acceptance of our products, new product introductions from our competitors, reliance on sole source supplies, potential retrofit costs, and the timing of investments in engineering and development. It is reasonably possible that Teradyne may incur additional charges in the future related to inventory or other asset carrying values if demand for our products weaken.

C.   ACCOUNTING POLICIES

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

     The results for the three months ended April 2, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

  Preparation of Financial Statements

     The accompanying condensed consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the results for the interim periods have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C.   ACCOUNTING POLICIES - (Continued)

  Comprehensive Income

      The components of comprehensive income / (loss) are as follows (in thousands):

                                                  For the Three Months Ended
                                                -------------------------------
                                                April 1, 2001     April 2, 2000
                                                -------------     -------------
Net income..................................       $   53,959       $    29,263
Unrealized gain on marketable securities,
  net of applicable tax of $916.............            2,138                 -
                                                   ----------       -----------
Comprehensive income, after tax.............       $   56,097       $    29,263
                                                   ==========       ===========

D.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Teradyne adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 in the first fiscal quarter of 2001. SFAS 133 requires Teradyne to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS 133 did not have a material impact on Teradyne's financial position or results of operations.

     Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne's foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. We do not use derivative financial instruments for trading or speculative purposes.

     Teradyne hedges certain forecasted foreign currency denominated sales, over a maximum period of twelve months, using forward exchange contracts. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to net sales. During the three months ended April 1, 2001, the amount of net realized gains was immaterial. As of April 1, 2001, the amount that will be reclassified from accumulated other comprehensive income over the next twelve months is immaterial.

     In addition, we enter into foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these derivatives are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

E.   NET INCOME PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

                                                                 For the Three Months Ended
                                                                ----------------------------
                                                                April 1, 2001  April 2, 2000
                                                                -------------  -------------
Income before cumulative effect of change in
  accounting principle........................................    $  53,959       $  93,401
Cumulative effect of change in accounting principle...........            -         (64,138)
                                                                  ---------       ---------
Net income....................................................    $  53,959       $  29,263
                                                                  =========       =========

Shares used in net income per common share - basic............      173,791         172,127
     Effect of dilutive securities:
         Employee and director stock options..................        5,773           8,671
         Employee stock purchase rights.......................          186              75
                                                                  ---------        --------
     Dilutive potential common shares.........................        5,959           8,746
                                                                  ---------        --------

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.   NET INCOME PER COMMON SHARE - (Continued)

                                                         For the Three Months Ended
                                                        ----------------------------
                                                        April 1, 2001  April 2, 2000
                                                        -------------  -------------
Shares used in net income per common share - diluted..      179,750         180,873
                                                          =========        ========
Income per common share before cumulative effect of
  change in accounting principle - basic..............    $    0.31        $   0.54
                                                          =========        ========
Cumulative effect of change in accounting
  principle - basic...................................    $       -        $  (0.37)
                                                          =========        ========
Net income per common share - basic...................    $    0.31        $   0.17
                                                          =========        ========
Income per common share before cumulative effect of
  change in accounting principle - diluted............    $    0.30        $   0.52
                                                          =========        ========
Cumulative effect of change in accounting
  principle - diluted.................................    $       -        $  (0.35)
                                                          =========        ========
Net income per common share - diluted.................    $    0.30        $   0.16
                                                          =========        ========


For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Teradyne's common stock during the three month periods presented above. Accordingly, options to purchase 1,262,765 and 30,424 shares of common stock that were outstanding during the three months ended April 1, 2001 and April 2, 2000, respectively, were not included in the calculation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during those periods.

F.   WORKFORCE REDUCTION

     During the first quarter of 2001, we recorded a pre-tax charge of $5.7 million in connection with a workforce reduction. The $5.7 million provision for severance benefits was recorded in selling and administrative expenses. There were 650 employees terminated in the first quarter of 2001 across all functional groups. No benefits were paid during the first quarter. All benefits will be paid in the second quarter of 2001.

G.   OPERATING SEGMENT INFORMATION

     Teradyne has four principal operating segments which are the design, manufacturing and marketing of semiconductor test systems, connection systems, circuit-board test and inspection systems, and broadband test systems. These operating segments were determined based upon the nature of the products and services offered. Teradyne has three reportable segments; semiconductor test systems segment, connection systems segment, and other. The other segment is comprised of circuit-board test and inspection systems and broadband test systems. In 2000, the other segment included software test systems.

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in the Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three month periods ended April 1, 2001 and April 2, 2000 follows (in thousands):

                                         Semiconductor             Other Test &
                                             Test      Connection   Inspection    Corporate     SAB 101
                                           Systems       Systems      Systems        and       Adjustments
                                           Segment       Segment      Segment    Eliminations    (2)        Consolidated
                                         ------------  ----------  ------------  ------------  -----------  ------------

Three months ended April 1, 2001:
---------------------------------

Sales to unaffiliated customers            $257,398     $204,643      $44,425             -     $98,723       $605,189

Intersegment sales                                -        1,984            -       ($1,984)          -              -
                                           --------     --------      -------       -------     -------       --------
Net sales                                   257,398      206,627       44,425        (1,984)     98,723        605,189

Income before taxes (1)                    ($10,176)    $ 28,552      ($4,839)      ($6,122)    $69,669       $ 77,084
                                           ========     ========      =======       =======     =======       ========

                                  TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.   OPERATING SEGMENT INFORMATION - (Continued)

                                         Semiconductor              Other Test &
                                             Test      Connection   Inspection    Corporate    SAB 101
                                           Systems       Systems      Systems        and      Adjustments
                                           Segment       Segment      Segment    Eliminations    (2)        Consolidated
                                         ------------- ----------   ------------ ------------ -----------   ------------

Three months ended April 2, 2000:
---------------------------------

Sales to unaffiliated customers            $456,503     $132,642      $58,986             -    ($32,773)       $615,358

Intersegment sales                                -        5,417            -       ($5,417)          -               -
                                           --------     --------      -------       -------     -------        --------
Net sales                                   456,503      138,059       58,986        (5,417)    (32,773)        615,358

Income before taxes (1)                    $151,695     $ 26,664      $ 1,925      ($24,437)   ($22,417)       $133,430
                                           ========     ========      =======      ========     =======        ========

(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest income.

(2) SAB 101 adjustment reflects the impact of SAB 101 on sales and income before taxes in 2001 and 2000. Segments reflect their results before the change in accounting principle.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  For the Three Months Ended
                                                               -------------------------------
                                                               April 1, 2001     April 2, 2000
                                                               -------------     -------------
                                                                        (In thousands)

Net sales..................................................     $ 605,189         $ 615,358
                                                                =========         =========

Net income.................................................     $  53,959         $  29,263
                                                                =========         =========

Percentage of net sales:
     Net sales.............................................         100.0%            100.0%
     Expenses:
         Cost of sales.....................................          63.7              55.0
         Engineering and development.......................          11.8              11.2
         Selling and administrative........................          12.4              12.8
         Interest, net.....................................          (0.6)             (0.7)
                                                                 --------         ---------
                                                                     87.3              78.3
     Income before taxes and cumulative effect of change
       in accounting principle.............................          12.7              21.7
     Provision for income taxes............................           3.8               6.5
                                                                 --------         ---------
     Income before cumulative effect of change in
       accounting principle................................           8.9              15.2
     Cumulative effect of change in accounting principle...             -             (10.4)
                                                                 --------         ---------
     Net income............................................           8.9%              4.8%
                                                                 ========         =========

Provision for income taxes as a percentage of income
     before taxes..........................................          30.0%             30.0%
                                                                 ========         =========

RESULTS OF OPERATIONS

     Teradyne recorded sales of $605.2 million in the first quarter of 2001, a decrease of $10.2 million or 2% from the first quarter of 2000. Semiconductor test systems sales decreased 16% from the first quarter of 2000 which reflects the current industry conditions. Sales of connection systems to unaffiliated customers increased 54% from the first quarter of 2000 due to growth in demand from networking, data storage and telecom customers. However, connection systems sales decreased by $31.7 million in the first quarter of 2001 compared with the fourth quarter of 2000. Other test and inspection systems sales decreased 25% from the first quarter of 2000 due to the divestiture of software test systems business. The decrease from the divestiture was offset by increases in circuit-board test and inspection and broadband test systems sales of 3% and 13%, respectively, over the first quarter of 2000. Included in the first quarter sales of $605.2 million was a non-recurring adjustment of $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment. Teradyne no longer retains title until payment. Income before taxes and cumulative effect of change in accounting principle in the first quarter of 2001 decreased $56.3 million from the first quarter of 2000 to $77.1 million.

     As described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" of Form 10-K for the year ended December 31, 2000, our business has been impacted by the slowdown in economies worldwide. We have been further affected by the cyclical nature of the electronics and semiconductor industry with recurring periods of oversupply. These factors have resulted in a downturn in the demand for our products. We currently do not have visibility as to the length or severity of the downturn. During the first quarter of 2001, Teradyne experienced a significant slowdown in new orders as market conditions weakened. New orders declined by approximately $295 million compared to the fourth quarter of 2000. We do expect new orders to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume. There has been no current evidence, however, that customer buying patterns will increase in the near term. There is a risk that the slowdown may be prolonged. If the factors discussed above result in a continued further decline in the amount of new orders received, the amount of inventory and certain long-lived assets considered realizable could be reduced. Teradyne will continue to assess the net realizable value of its assets at each balance sheet date based on all available evidence.

     Incoming orders were $357.1 million in the first quarter of 2001 compared to $1,024.2 million in the first quarter of 2000. The majority of the decrease in incoming orders was due to an 84% decrease in semiconductor test systems orders. Circuit-board test and inspection orders also declined while connection systems orders and broadband test systems orders rose by 5% and 17%, respectively, from their first quarter of 2000 levels. Teradyne's backlog was $1,134.1 million at the end of the first quarter of 2001, compared with $1,514.4 million at the end of the first quarter of 2000. Teradyne's experience indicates that a portion of orders included in the backlog may be canceled or rescheduled. We have recently experienced an increase in the volume of the rescheduling of delivery dates by some of our customers, and thus the timing of the delivery of a significant portion of the backlog is uncertain.

     Cost of sales increased from 55% of sales in the first quarter of 2000 to 64% of sales in the first quarter of 2001. This percentage increase was primarily attributable to decreased utilization of Teradyne's manufacturing overhead, as sales volume decreased while certain components of cost of sales remained fixed. An additional factor in the increase in cost of sales was the mix change between the semiconductor test systems to connection systems business segments.

     Engineering and development expenses, as a percentage of sales, increased from 11% in the first quarter of 2000 to 12% in the first quarter of 2001, with spending increasing by $2.2 million. This spending growth was primarily due to new product development expenses in semiconductor test systems, and, to a lesser extent, increased expenses related to product development in connection systems, circuit-board test and inspection systems, and broadband test systems.

     Selling and administrative expenses, as a percentage of sales, excluding a charge of $5.7 million for a workforce reduction provision, decreased from 13% in the first quarter of 2000 to 11% in the first quarter of 2001. Spending decreased by $9.9 million. This spending reduction was primarily due to a decrease in expenses resulting from the divestiture of the software test business.

     During the first quarter of 2001, we recorded a pre-tax charge of $5.7 million in connection with a workforce reduction. The $5.7 million provision for severance benefits was recorded in selling and administrative expenses. There were 650 employees terminated in the first quarter of 2001 across all functional groups. No benefits were paid during the first quarter. All benefits will be paid in the second quarter of 2001.

     Interest and other expense, excluding our share of a loss related to an equity investment, increased by $1.4 million to $6.0 million in the first quarter of 2001 compared to the first quarter of 2000. This increase is attributable to higher interest rates.

     Teradyne's overall effective tax rate was 30% in the first quarter of 2001. The overall effective tax rate for the year ended 2000 was also 30%. Teradyne continued to utilize export sales corporation benefits and other tax benefits to operate below the U.S. statutory rate of 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Teradyne's cash, cash equivalents and marketable securities balance decreased $106.7 million in the first three months of 2001, to $357.8 million. Teradyne used cash from operating activities of $50.3 million in the first three months of 2001 and generated cash of $49.6 million in the three months of 2000.

Cash generated from net income, excluding the effects of non-cash items, was $107.4 million and $19.5 million for the first three months of 2001 and 2000, respectively. Changes in operating assets and liabilities used cash of $157.7 million in the first three months of 2001. This was primarily due to accounts payable and accruals balances decreasing by 40% as the accounts payable balance decreased as purchases slowed and accrued compensation and withholdings balances were paid at the beginning of the period. The use of cash by accounts payable and accruals was partially offset by a lower accounts receivable balance. In the first three months of 2000, changes in operating assets and liabilities provided cash of $30.4 million.

     Teradyne used $57.1 million of cash for investing activities in the first three months of 2001 and $96.3 million in the first three months of 2000. Investing activities consist of purchases, sales, and maturities of marketable securities and purchases of capital assets to support long-term growth. Capital expenditures were $94.9 million in the first three months of 2001 and $46.8 million in the first three months of 2000. The increase in capital expenditures was due to continued capacity expansion on specific buildings and improvement, machinery and equipment, and information technology projects that were started in 2000.

     Financing activities provided $36.5 million of cash during the first three months of 2001 and used $4.5 million of cash in the first three months of 2000. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first three months of 2001, net common stock activity provided cash of $37.1 million. During the first three months of 2000, net common stock activity used cash of $4.5 million. Since 1996, Teradyne has used $540.8 million of cash to repurchase 20.0 million shares of its common stock on the open market.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $357.8 million, together with other sources of funds, including cash flow generated from operations, will be sufficient to meet working capital and capital expenditure requirements for the foreseeable future.

     Inflation has not had a significant long-term impact on earnings.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q and our Annual Report to Shareholders) contains statements that are not purely historical, but are forward looking statements, made under the safe harbor provisions of the Private Securities Litigation Act of 1995, which involve risks and uncertainties. In particular, forward looking statements may include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, future economic performance or statements relating to the sufficiency of capital to meet working capital and planned capital expenditures. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000.

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMIES WORLDWIDE.

     Our business is dependent on current and anticipated market demand for electronics, which has been impacted by the slowdown in the economies of the United States, Asia, and elsewhere that began in second half of 2000. While our diverse businesses may allow us to perform better than some companies in periods of economic decline, there is no guarantee that this will be the case currently.

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

     We have taken and expect to continue to take remedial measures to address the recent slowdown in the market for our products. In particular, we have reduced our workforce, frozen hiring, delayed salary increases, reduced senior managers' pay, implemented furloughs, and reduced our planned capital expenditures and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

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

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY ACQUISITIONS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS.

     Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

        - the diversion of the attention of management and other key personnel;
        - inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls procedures and policies;
        - inability to retain the management, key personnel and other employees of an acquired business;
        - the inability to retain the customers of an acquired business;
        - current customer satisfaction problems caused by an acquired business could affect our reputation;
        - potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities; and
        - the amortization of goodwill, which may adversely affect our reported results of operations.

In addition, any acquired business could significantly underperform relative to our expectations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY DIVESTITURES OF LINES OF BUSINESS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS.

     Since our inception, we have divested ourselves of certain lines of our business. In the future, we may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

        - the diversion of the attention of management and other key personnel;
        - disruptions and other effects caused by the divestiture of a line of business on our culture, product and service delivery methodology and other standards, controls, procedures and policies;
        - customer satisfaction problems caused by the loss of a divested line of business could affect our reputation; and
        - the decreased diversification of our product lines caused by the divestiture of a line of business may make our operating results subject to increased market fluctuations.

In addition, any divested line of business could significantly outperform relative to our expectations.

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

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

        - competitive pressures on selling prices;
        - the timing of customer orders and the deferral or cancellation of orders previously received;
        - write-offs of excess and obsolete inventory;
        - changes in product mix;
        - our ability to introduce new products and technologies on a timely basis;
        - introduction of products and technologies by our competitors;
        - market acceptance of our and our competitors' products;
        - fulfilling backlog on a timely basis;
        - reliance on sole source suppliers;
        - potential retrofit costs;
        - the level of orders received which can be shipped in a quarter; and
        - the timing of investments in engineering and development.

In particular, we will introduce a significant number of new, complex test systems in 2001 and there can be no assurance that Teradyne will not experience delays in shipment of such products or that such products will achieve customer acceptance.

     As a result of the foregoing and other factors, we have and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in Teradyne's exposure to market risk from December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse affect on the financial position or results of our operations.

ITEM 6(b): REPORTS ON FORM 8-K

     There were no Form 8-K filings during the quarter ended April 1, 2001, as none were required.

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

                                               TERADYNE, INC.
                                  ----------------------------------------------
                                                 Registrant

                                          /s/ GREGORY R. BEECHER
                                  ----------------------------------------------
                                             Gregory R. Beecher
                                             Vice President and
                                             Chief Financial Officer

                                                 May 15, 2001