Form 10-Q
period 2001-07-01
TERADYNE INC
filed 2001-08-06
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                  -------------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes _X_ No ___

     The number of shares outstanding of the registrant's only class of Common Stock as of July 27, 2001 was 175,763,795 shares.

                                 TERADYNE, INC.
                                      INDEX


                                                                        PAGE NO.
                                                                        --------

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
          July 1, 2001 and December 31, 2000 ...........................   3

        Condensed Consolidated Statements of Operations for the
          Three and Six Months Ended July 1, 2001 and July 2, 2000......   4

        Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended July 1, 2001 and July 2, 2000 ...............   5

        Notes to Condensed Consolidated Financial Statements ...........  6-10

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................ 11-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk .....  15

                                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..............................................  16

Item 4. Submission of Matters to a Vote of Security Holders ............  16

Item 6. Exhibits and Reports on Form 8-K ...............................  16

Exhibit Index ..........................................................  17

                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                                                                         JULY 1, 2001        DECEMBER 31, 2000
                                                                                         ------------        -----------------
                                                                                                   (IN THOUSANDS)
Current assets:
    Cash and cash equivalents ..................................................          $   144,036           $   242,421
    Marketable securities ......................................................               56,449                60,154
    Accounts receivable ........................................................              235,085               420,040
Inventories:
    Parts ......................................................................              341,158               318,790
    Assemblies in process ......................................................              133,914               159,123
    Finished goods .............................................................                  307                34,650
                                                                                          -----------           -----------
                                                                                              475,379               512,563
    Deferred tax assets ........................................................               73,058                93,958
    Prepayments and other current assets .......................................               37,548                48,698
                                                                                          -----------           -----------
         Total current assets ..................................................            1,021,555             1,377,834
Property, plant, and equipment, at cost: .......................................            1,406,068             1,254,957
    Less: accumulated depreciation .............................................             (564,734)             (521,171)
                                                                                          -----------           -----------
         Net property, plant, and equipment ....................................              841,334               733,786
Marketable securities ..........................................................              146,644               161,848
Other assets ...................................................................               81,243                82,400
                                                                                          -----------           -----------
         Total assets ..........................................................          $ 2,090,776           $ 2,355,868
                                                                                          ===========           ===========

                                   LIABILITIES
Current liabilities:
    Notes payable - banks ......................................................          $     6,851           $     7,389
    Current portion of long-term debt ..........................................                  266                   169
    Accounts payable ...........................................................               71,321               153,897
    Accrued employees' compensation and withholdings ...........................               75,127               158,817
    Deferred revenue and customer advances .....................................               64,419               183,465
    Other accrued liabilities ..................................................               61,497                86,637
    Income taxes payable .......................................................                4,291                28,914
                                                                                          -----------           -----------
         Total current liabilities .............................................              283,772               619,288
Deferred tax liabilities .......................................................               21,985                21,257
Long-term debt .................................................................                7,957                 8,352
                                                                                          -----------           -----------
         Total liabilities .....................................................              313,714               648,897
                                                                                          -----------           -----------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 175,014 and
   172,559 net shares issued and outstanding at July 1, 2001 and
   December 31, 2000, respectively .............................................               21,877                21,570
Additional paid-in capital .....................................................              388,687               334,241
Accumulated other comprehensive income .........................................                1,560                    --
Retained earnings ..............................................................            1,364,938             1,351,160
                                                                                          -----------           -----------
         Total shareholders' equity ............................................            1,777,062             1,706,971
                                                                                          -----------           -----------
         Total liabilities and shareholders' equity ............................          $ 2,090,776           $ 2,355,868
                                                                                          ===========           ===========


The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                        ----------------------------------        ----------------------------------
                                                        JULY 1, 2001          JULY 2, 2000        JULY 1, 2001          JULY 2, 2000
                                                        ------------          ------------        ------------          ------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ........................................       $   365,823          $   747,458          $   971,012          $ 1,362,816

Expenses:
     Cost of sales ...............................           311,261              403,529              696,868              742,013
     Engineering and development .................            61,324               73,637              132,521              142,662
     Selling and administrative ..................            65,130               91,982              139,901              170,938
                                                         -----------          -----------          -----------          -----------
                                                             437,715              569,148              969,290            1,055,613
                                                         -----------          -----------          -----------          -----------

(Loss) income from operations ....................           (71,892)             178,310                1,722              307,203

    Interest and other income ....................            19,928                6,235               26,122               11,197
    Interest and other expense ...................            (2,157)                (412)              (4,881)                (837)
                                                         -----------          -----------          -----------          -----------

(Loss) income before taxes and cumulative
    effect of change in accounting principle .....           (54,121)             184,133               22,963              317,563
(Benefit) provision for income taxes .............           (13,940)              55,240                9,185               95,269
                                                         -----------          -----------          -----------          -----------
(Loss) income before cumulative effect of
    change in accounting principle ...............           (40,181)             128,893               13,778              222,294
Cumulative effect of change in accounting
    principle, net of applicable tax of $27,488 ..                --                   --                   --              (64,138)
                                                         -----------          -----------          -----------          -----------
Net (loss) income ................................       $   (40,181)         $   128,893          $    13,778          $   158,156
                                                         ===========          ===========          ===========          ===========

(Loss) income per common share before
    cumulative effect of change in accounting
    principle - basic ............................       $     (0.23)         $      0.74          $      0.08          $      1.29
                                                         ===========          ===========          ===========          ===========
Cumulative effect of change in accounting
    principle - basic ............................       $        --          $        --          $        --          $     (0.37)
                                                         ===========          ===========          ===========          ===========
Net (loss) income per common share - basic .......       $     (0.23)         $      0.74          $      0.08          $      0.92
                                                         ===========          ===========          ===========          ===========

(Loss) income per common share before
    cumulative effect of change in accounting
    principle - diluted ..........................       $     (0.23)         $      0.71          $      0.08          $      1.23
                                                         ===========          ===========          ===========          ===========
Cumulative effect of change in accounting
    principle - diluted ..........................       $        --          $        --          $        --          $     (0.35)
                                                         ===========          ===========          ===========          ===========
Net (loss) income per common share - diluted .....       $     (0.23)         $      0.71          $      0.08          $      0.87
                                                         ===========          ===========          ===========          ===========

Shares used in calculations of net (loss) income
    per common share - basic .....................           174,538              173,158              174,164              172,643
                                                         ===========          ===========          ===========          ===========

Shares used in calculations of net (loss) income
    per common share - diluted ...................           174,538              181,697              180,151              181,285
                                                         ===========          ===========          ===========          ===========

================================================================================

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

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     JULY 1, 2001       JULY 2, 2000
                                                                     ------------       ------------
                                                                             (IN THOUSANDS)
Cash flows from operating activities:
  Net income .................................................         $  13,778          $ 158,156
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation ..............................................            62,333             51,003
   Amortization ..............................................             3,386                804
   Gain in sale of business...................................           (14,779)                --
   Deferred income tax provision (credit) ....................            20,588            (37,949)
   Other non-cash items, net .................................             4,264                951
   Changes in operating assets and liabilities net of
     business sold:
     Accounts receivable .....................................           180,856           (176,665)
     Inventories .............................................            32,416           (186,870)
     Other assets ............................................             5,954              4,728
     Accounts payable and accruals ...........................          (310,755)           303,636
     Income taxes payable ....................................           (17,122)            66,732
                                                                       ---------          ---------

        Net cash (used for) provided by operating activities .           (19,081)           184,526
                                                                       ---------          ---------

Cash flows from investing activities:
  Additions to property, plant and equipment .................          (138,844)          (116,346)
  Increase in equipment manufactured by Teradyne .............           (34,635)           (26,488)
  Proceeds from sale of business .............................            26,250                 --
  Purchases of available-for-sale marketable securities ......           (84,253)          (200,462)
  Maturities of available-for-sale marketable securities .....            77,161            194,790
  Purchases of held-to-maturity marketable securities ........              (938)          (118,325)
  Maturities of held-to-maturity marketable securities .......            29,539             59,487
                                                                       ---------          ---------

        Net cash used for investing activities ...............          (125,720)          (207,344)
                                                                       ---------          ---------

Cash flows from financing activities:
   Payments of long term debt ................................              (836)               (91)
   Acquisition of treasury stock .............................                --            (46,293)
   Issuance of common stock under employee stock
     option and stock purchase plans .........................            47,252             51,104
                                                                       ---------          ---------

        Net cash flows provided by financing activities ......            46,416              4,720
                                                                       ---------          ---------

Decrease in cash and cash equivalents ........................           (98,385)           (18,098)
Cash and cash equivalents at beginning of period .............           242,421            181,345
                                                                       ---------          ---------
Cash and cash equivalents at end of period ...................         $ 144,036          $ 163,247
                                                                       =========          =========

Supplementary disclosure of cash flow information:
  Cash paid during the period for:
        Interest .............................................         $     480          $     809
        Income taxes .........................................         $  27,381          $  19,192


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

     Connection Systems. Our connection systems include backplane assemblies, connectors and electro-mechanical systems integration for customers in the telecom, data networking, storage, and server industries. A backplane is an assembly into which printed circuit boards are inserted that provides for the interconnection of electrical signals between the circuit boards and the other elements of the system. Connection systems provide design and applications engineering along with manufacturing for a total interconnect solution for our customers. Connection systems product technology can be found in diverse products such as Internet routers, computer servers, mass data storage, and telecom switches.

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

B. RISKS AND UNCERTAINTIES

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the current and anticipated market for electronics, risks associated with any remedial measures we take to address the current slowdown in the market, enforcement of our intellectual property, failure to develop new technologies, risks associated with acquisitions and divestitures, competition, risks of operating internationally, competitive pricing pressures, changes in product mix, timing of customer orders or any deferral or cancellation of orders previously received, market acceptance of our products, new product introductions from our competitors, reliance on sole source supplies, potential retrofit costs, and the timing of investments in engineering and development. It is reasonably possible that Teradyne may incur additional charges in the future related to inventory or long-lived asset carrying values if demand for our products weaken.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The results for the three and six months ended July 2, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

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

   Other Comprehensive Income

The components of comprehensive (loss) income are as follows (in thousands):

                                                           For the Three Months Ended           For the Six Months Ended
                                                        -------------------------------      ------------------------------
                                                        July 1, 2001       July 2, 2000      July 1, 2001      July 2, 2000
                                                        ------------       ------------      ------------      ------------

Net (loss) income ..............................          $(40,181)          $128,893          $ 13,778          $158,156
Unrealized (loss) gain on marketable
  securities, net of applicable tax of $124
  and $1,040 for the three  and six
  months ended July 1, 2001 ....................              (578)                --             1,560                --
                                                          --------           --------          --------          --------
Comprehensive (loss) income, after tax .........          $(40,759)          $128,893          $ 15,338          $158,156
                                                          ========           ========          ========          ========

D. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for Teradyne on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. SFAS 142 also requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. Teradyne is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

E. DERIVATIVE FINANCIAL INSTRUMENTS

     Teradyne adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 in the first fiscal quarter of 2001. SFAS 133 requires Teradyne to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS 133 did not have a material impact on Teradyne's financial position or results of operations.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E. DERIVATIVE FINANCIAL INSTRUMENTS -(CONTINUED)

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

     Teradyne hedges certain forecasted foreign currency denominated sales, over a maximum period of twelve months, using forward exchange contracts. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to net sales. During the three and six months ended July 1, 2001 the amount of net realized gains was immaterial. As of July 1, 2001 there were no outstanding cash-flow hedges and therefore there is no amount to be reclassed from accumulated other comprehensive income.

     In addition, we enter into foreign currency forward contracts to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies. Changes in the fair value of these derivatives are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

F. DIVESTITURES

     On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a pre-tax gain of $14.8 million which has been recorded in interest and other income.

G. NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

                                                               FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                              ----------------------------    ----------------------------
                                                              JULY 1, 2001    JULY 2, 2000    JULY 1, 2001    JULY 2, 2000
                                                              ------------    ------------    ------------    ------------

(Loss) income before cumulative effect of change in
accounting principle ...................................       $ (40,181)       $ 128,893       $  13,778       $ 222,294
Cumulative effect of change in accounting principle.....              --               --              --         (64,138)
                                                               ---------        ---------       ---------       ---------
Net (loss) income ......................................       $ (40,181)       $ 128,893       $  13,778       $ 158,156
                                                               =========        =========       =========       =========

Shares used in net (loss) income per common share -
basic ..................................................         174,538          173,158         174,164         172,643
  Effect of dilutive securities:
    Employee and director stock options ................              --            8,265           5,669           8,468
    Employee stock purchase rights .....................              --              274             318             174
                                                               ---------        ---------       ---------       ---------
  Dilutive potential common shares .....................              --            8,539           5,987           8,642
                                                               ---------        ---------       ---------       ---------
Shares used in net (loss) income per common share -
diluted ................................................         174,538          181,697         180,151         181,285
                                                               =========        =========       =========       =========

(Loss) income before cumulative effect of change in
accounting principle per common share - basic ..........       $   (0.23)       $    0.74       $    0.08       $    1.29
                                                               =========        =========       =========       =========
Cumulative effect of change in accounting principle -
basic ..................................................       $      --        $      --       $      --       $   (0.37)
                                                               =========        =========       =========       =========
Net (loss) income per common share - basic .............       $   (0.23)       $    0.74       $    0.08       $    0.92
                                                               =========        =========       =========       =========

(Loss) income before cumulative effect of change in
accounting principle per common share - diluted ........       $   (0.23)       $    0.71       $    0.08       $    1.23
                                                               =========        =========       =========       =========
Cumulative effect of change in accounting principle -
diluted ................................................       $      --        $      --       $      --       $   (0.35)
                                                               =========        =========       =========       =========
Net (loss) income per common share - diluted ...........       $   (0.23)       $    0.71       $    0.08       $    0.87
                                                               =========        =========       =========       =========

For the three month period ended July 1, 2001, a total of 20.3 million options were not included in the calculation because the effect would have been antidilutive. For purposes of computing diluted earnings per share, weighted

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G. NET INCOME (LOSS) PER COMMON SHARE - (CONTINUED)

average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Teradyne's common stock during the three and six month periods presented above. Accordingly, options to purchase 68,300 shares of common stock during the three months ended July 2, 2000 and 1,247,744 and 49,362 shares during the six months ended July 1, 2001 and July 2, 2000 were outstanding during the periods then ended. These options were not included in the calculation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares during those periods.

H. WORKFORCE REDUCTION AND INVENTORY PROVISION

     During the second quarter of 2001, Teradyne recorded a pre-tax charge of $3.4 million in connection with a workforce reduction. For the six months ended July 1, 2001, we have recorded pre-tax charges of $9.1 million in connection with workforce reductions. The $9.1 million provision for severance benefits was recorded in selling and administrative expenses. There were approximately 650 employees terminated in the first quarter of 2001 and approximately 600 employees in the second quarter of 2001 across all functional groups. Teradyne has paid $6.9 million in severance benefits during the three and six months ended July 1, 2001. All remaining benefits will be paid by the end of the third quarter of 2001.

During the second quarter of 2001, Teradyne recorded a $37.9 million pre-tax provision for excess inventory due to the sharp decline in incoming semiconductor test systems and connection systems orders. The inventory provision was recorded in cost of sales.

I. OPERATING SEGMENT INFORMATION

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

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and six month periods ended July 1, 2001 and July 2, 2000 follows (in thousands):

                                         Semiconductor                          Other Test &
                                             Test             Connection         Inspection         Corporate
                                            Systems             Systems            Systems             and
                                            Segment             Segment            Segment         Eliminations         Consolidated
                                         -------------        -----------       ------------       ------------         ------------
Three months ended July 1, 2001:
--------------------------------
Sales to unaffiliated customers .....      $ 169,703           $ 151,240          $  44,880                  --           $ 365,823
Intersegment sales ..................             --               1,089                 --           $  (1,089)                 --
                                           ---------           ---------          ---------           ---------           ---------
Net sales ...........................        169,703             152,329             44,880              (1,089)            365,823
Income (loss) before taxes (1) ......      $ (64,705)          $  18,440          $  (2,666)          $  (5,190)          $ (54,121)
                                           =========           =========          =========           =========           =========

Three months ended July 2, 2000:
--------------------------------
Sales to unaffiliated customers .....      $ 522,867           $ 169,668          $  54,923                  --           $ 747,458
Intersegment sales ..................             --               8,249                 --           $  (8,249)                 --
                                           ---------           ---------          ---------           ---------           ---------
Net sales ...........................        522,867             177,917             54,923              (8,249)            747,458
Income (loss) before taxes (1) ......      $ 180,985           $  38,313          $  (4,014)          $ (31,151)          $ 184,133
                                           =========           =========          =========           =========           =========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

I. OPERATING SEGMENT INFORMATION - (CONTINUED)

                                         Semiconductor                          Other Test &
                                             Test             Connection         Inspection         Corporate
                                            Systems             Systems            Systems             and
                                            Segment             Segment            Segment         Eliminations         Consolidated
                                         -------------        -----------       ------------       ------------         ------------
Six months ended July 1, 2001:
------------------------------
Sales to unaffiliated customers.....     $  525,824           $  355,883          $   89,305                 --          $  971,012
Intersegment sales .................             --                3,073                  --         $   (3,073)                 --
                                         ----------           ----------          ----------         ----------          ----------
Net sales ..........................        525,824              358,956              89,305             (3,073)            971,012
Income (loss) before taxes (1) .....     $   (5,212)          $   46,992          $   (7,505)        $  (11,312)         $   22,963
                                         ==========           ==========          ==========         ==========          ==========

Six months ended July 2, 2000:
------------------------------
Sales to unaffiliated customers.....     $  946,598           $  302,310          $  113,908                 --          $1,362,816
Intersegment sales .................             --               13,666                  --         $  (13,666)                 --
                                         ----------           ----------          ----------         ----------          ----------
Net sales ..........................        946,598              315,976             113,908            (13,666)          1,362,816
Income (loss) before taxes (1) .....     $  310,264           $   64,977          $   (2,090)        $  (55,588)         $  317,563
                                         ==========           ==========          ==========         ==========          ==========

(1) Income (loss) before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income.

J. SUBSEQUENT EVENTS

     On August 2, 2001, Teradyne signed a definitive agreement to acquire GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment and related software. The proposed acquisition will be part of the circuit-board test and inspection systems segment. Under the terms of the proposed acquisition, each outstanding share of GenRad common stock would be converted into 0.1733 shares of Teradyne common stock. At Teradyne's closing price of $35.10 on August 1, 2001, the transaction would be valued at approximately $260 million in the aggregate, excluding the fair value of employee stock options assumed and transaction costs. This includes the assumption of debt of approximately $85 million, before considering any proceeds from the anticipated sale of GenRad's Diagnostic Solutions business unit, which is expected to occur before the closing with Teradyne. The acquisition of GenRad by Teradyne is expected to close in the fourth quarter of 2001 and is subject to approval by both the shareholders of GenRad, Inc. and regulators.

     Also on August 2, 2001, Teradyne announced an agreement to acquire a substantial majority of the domestic assets of E-M-Solutions and the stock of its foreign subsidiaries. E-M-Solutions, based in Fremont, California is a leading electronic enclosure manufacturer that provides value-added system assembly and electro-mechanical integration services. In conjunction with the agreement, E-M-Solutions voluntarily petitioned for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Terms of the proposed transaction call for a purchase price of up to $85 million in cash. The acquisition of the E-M-Solutions assets will expand the capabilities of our connection systems. The transaction is subject to bankruptcy court approval and customary regulatory review and is expected to close in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                       ----------------------------------          -------------------------------
                                                       JULY 1, 2001          JULY 2, 2000          JULY 1, 2001       JULY 2, 2000
                                                       ------------          ------------          ------------       ------------
                                                                 (IN THOUSANDS)                            (IN THOUSANDS)

Net sales ..........................................    $  365,823            $  747,458            $  971,012        $  1,362,816
                                                        ==========            ==========            ==========        ============

Net (loss) income ..................................    $  (40,181)           $  128,893            $   13,778        $    158,156
                                                        ==========            ==========            ==========        ============

Percentage of net sales:
  Net sales ........................................         100.0%                100.0%                100.0%              100.0%
  Expenses:
    Cost of sales ..................................          85.1                  54.0                  71.8                54.5
    Engineering and development ....................          16.8                   9.9                  13.6                10.5
    Selling and administrative .....................          17.8                  12.3                  14.4                12.5
    Other and interest, net ........................          (4.9)                 (0.8)                 (2.2)               (0.8)
                                                        ----------            ----------            ----------        ------------
                                                             114.8                  75.4                  97.6                76.7

  (Loss) income before taxes and cumulative
    effect of change in accounting principle .......         (14.8)                 24.6                   2.4                23.3
  Provision (benefit) for income taxes .............          (3.8)                  7.4                   1.0                 7.0
                                                        ----------            ----------            ----------        ------------
  (Loss) income before cumulative effect of
    change in accounting principle .................         (11.0)                 17.2                   1.4                16.3
  Cumulative effect of change in accounting
    principle ......................................            --                    --                    --                (4.7)
                                                        ----------            ----------            ----------        ------------
  Net (loss) income ................................         (11.0)%                17.2%                  1.4%               11.6%
                                                        ==========            ==========            ==========        ============

Provision for income taxes as a percentage of income
  before taxes .....................................          25.8%                 30.0%                 40.0%               30.0%
                                                        ==========            ==========            ==========        ============


RESULTS OF OPERATIONS

     Teradyne recorded sales of $365.8 million in the second quarter of 2001, a decrease of $381.6 million or 51% from the second quarter of 2000. Semiconductor test systems sales and connection systems sales to unaffiliated customers decreased 68% and 11%, respectively from the second quarter of 2000 which reflects current industry conditions as described below. Other test systems sales decreased 18% from the second quarter of 2000 primarily due to the divestiture of software test systems in December 2000. Circuit-board test and inspection systems and broadband test systems sales increased by 29% and 25% respectively. Teradyne recorded sales of $971.0 million in the first six months of 2001, a decrease of $391.8 million or 29% over the first six months of 2000. Semiconductor test systems sales decreased 44% when compared to the first six months of 2000 which reflect current industry conditions as described below. Connection system sales to unaffiliated customers increased 18% reflecting the growth in demand from networking, data storage, and telecom customers when compared against the first six months of 2000. Other test and inspection systems sales for the first six months of 2001 decreased 22% over the corresponding period in 2000. Included in the first half of 2001 sales of $971.0 million was a non-recurring adjustment of $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment. Teradyne no longer retains title until payment. Income before taxes and cumulative effect of change in accounting principle in the second quarter of 2001 decreased $238.3 million from the second quarter of 2000 to a loss of $54.1 million. For the first six months of 2000, income before taxes and cumulative effect of change in accounting principle decreased $294.6 million to $23.0 million when compared to the first six months of 2000.

     As described in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" of Form 10-K for the year ended December 31, 2000, our business has been impacted by the slowdown in economies worldwide. We have been further affected by the cyclical nature of the electronics and semiconductor industry with recurring periods of oversupply. These factors have resulted in a downturn in the demand for our products. We currently do not have visibility as to the length or severity of the downturn. During the first half of 2001, Teradyne experienced a significant slowdown in new orders as market conditions weakened. New orders declined by approximately $903.1 million compared to the third and fourth quarters of 2000. We do expect new orders to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume. There has been no current evidence, however, that customer buying patterns will increase in the near term. There is a risk that the slowdown may be prolonged. If the factors discussed above result in a continued further decline in the amount of new orders received, the amount of inventory and certain long-lived assets considered realizable could be reduced. In the second quarter of 2001.

     Incoming orders were $210.2 million net of cancellations of $77.7 million in the second quarter of 2001 compared to $826.4 million in the second quarter of 2000. The decrease in incoming orders impacted all of Teradyne segments and was led by an 88% decrease in semiconductor test systems orders and a 49% decrease in connection system orders. For the six month periods ended July 1, 2001 and July 2, 2000, incoming orders were $567.2 million and $1,850.6 million, respectively. The decrease in incoming orders was led by a 86% decrease in semiconductor test system orders and a 25% decrease in connection systems orders. Teradyne's backlog was $962.2 million at the end of the second quarter of 2001 compared with $1,593.4 million at the end of the second quarter of 2000. Teradyne's experience indicates that a portion of orders included in the backlog may be canceled or rescheduled. We have recently experienced an increase in the volume of the rescheduling of delivery dates by some of our customers, and thus the timing of the delivery of a significant portion of the backlog is uncertain. In the first six months of 2001, Teradyne has experienced cancellations of $102.6 million.

     Cost of sales increased from 54% of sales in the second quarter of 2000 to 85% of sales in the second quarter of 2001 and from 54% in the first six months of 2000 to 72% in the first six months of 2001. These percentage increases were primarily attributable to an inventory provision in the second quarter 2001 of $37.9 million due to the sharp decline in incoming semiconductor test systems and connection systems orders compared to an inventory provision of $3.9 million in the second quarter of 2000 and decreased utilization of Teradyne's manufacturing overhead, as sales volume decreased while certain components of cost of sales remained fixed. An additional factor in the increase in cost of sales percentage was the mix change between the semiconductor test systems to connection systems business segments.

     Engineering and development expenses, as a percentage of sales, increased from 10% in the second quarter and first six months of 2000 to 17% and 14%, respectively in the second quarter and first six months of 2001, with spending decreasing by $12.3 million and $10.1 million, respectively. This spending decrease was primarily due to lower material costs and the impact of work furloughs.

     Selling and administrative expenses increased from 12% of sales in the second quarter of 2000 to 18% of sales in the second quarter of 2001 with spending decreasing by $26.9 million. The decrease in spending was primarily due to workforce reductions and furloughs which offset a workforce reduction provision of $3.4 million. Selling and administrative expense as a percentage of sales was 14% for the first half of 2001 and 13% for the first half of 2000, with spending decreasing by $31.0 million. The decrease in spending was again due to workforce reductions and furloughs which offset a workforce reduction provision of $9.1 million.

     During the second quarter of 2001, Teradyne recorded a charge of $3.4 million in connection with a workforce reduction. For the six months ended July 1, 2001, we have recorded charges of $9.1 million in connection with workforce reductions. The $9.1 million provision for severance benefits was recorded in selling and administrative expenses. There were approximately 650 employees terminated in the first quarter of 2001 and approximately 600 employees terminated in the second quarter across all functional groups. Teradyne has paid $6.9 million in severance benefits during the three and six months ended July 1, 2001. All remaining benefits will be paid by the end of the third quarter of 2001.

     Included in interest and other income is a gain from sale of connections systems aerospace and defense business of $14.8 million. Included in interest and other expense is our share of a loss related to an equity investment. Interest income decreased by $1.0 million to $4.9 million in the second quarter of 2001 compared to the second quarter of 2000 and increased by $0.4 million to $10.8 million in the first six months of 2001 compared to the first six months of 2000. The second quarter decrease which was attributable to decreases in the average invested balances was offset by higher interest rates for the first half of the year.

     Teradyne's overall effective tax rate was 25.8% in the second quarter of 2001 and 40% for the first six months of 2001. The overall effective tax rate for the year ended 2000 was 30%. The change in the tax rate is a result of an anticipated loss for the full year which cause our favorable tax attributes from the foreign sales corporation and Ireland manufacturing operations to lower our tax burden, and accordingly increase our tax rate in periods of losses.

LIQUIDITY AND CAPITAL RESOURCES

     Teradyne's cash, cash equivalents and marketable securities balance decreased $117.3 million in the first six months of 2001, to $347.1 million. Teradyne used cash from operating activities of $19.1 million in the first six months of 2001 and generated cash of $184.5 million in the six months of 2000. Cash generated from net income, excluding the effects of non-cash items, was $89.6 million and $173.0 million for the first six months of 2001 and 2000, respectively. Changes in operating assets and liabilities net of business sold used cash of $108.7 million in the first six months of 2001 as accounts payable and accruals balances decreased as purchases slowed and accrued compensation and withholdings balances were paid at the beginning of the period. The use of cash by accounts payable and accruals was partially offset by a lower accounts receivable balance. In the first six months of 2000, changes in operating assets and liabilities provided cash of $11.6 million.

     Teradyne used $125.7 million of cash for investing activities in the first six months of 2001 and $207.3 million in the first six months of 2000. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of business, and purchases of capital assets to support long-term growth. Capital expenditures were $173.5 million in the first six months of 2001 and $142.8 million in the first six months of 2000. The increase in capital expenditures was due to continued capacity expansion on specific buildings and improvement, machinery and equipment, and information technology projects that were started in 2000.

     Financing activities provided $46.4 million and $4.7 million of cash during the first six months of 2001 and 2000. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first six months of 2001, net common stock activity provided cash of $47.3 million. During the first six months of 2000, net common stock activity provided cash of $4.8 million. Since 1996, Teradyne has used $540.8 million of cash to repurchase 20.0 million shares of its common stock on the open market.

     On August 2, 2001, Teradyne signed a definitive agreement to acquire GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment and related software. Under the terms of the proposed acquisition, each outstanding share of GenRad common stock would be converted into 0.1733 shares of Teradyne common stock. At Teradyne's closing price of $35.10 on August 1, 2001, the transaction would be valued at approximately $260 million in the aggregate, excluding the fair value of employee stock options assumed and transaction costs. This includes the assumption of debt of approximately $85 million, before considering any proceeds from the anticipated sale of GenRad's Diagnostic Solutions business unit, which is expected to occur before the closing with Teradyne. Also on August 2, 2001, Teradyne announced an agreement to acquire a substantial majority of the domestic assets of E-M-Solutions and the stock of its foreign subsidiaries. E-M-Solutions, based in Fremont, California is a leading electronic enclosure manufacturer that provides value-added system assembly and electro-mechanical integration services. Terms of the proposed transaction call for a purchase price of up to $85 million in cash. Both acquisitions are expected to close in the fourth quarter of 2001.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $347.1 million, together with other sources of funds, including cash flow generated from operations, will be sufficient to meet working capital, capital expenditure, and acquisition related requirements for the foreseeable future. Teradyne may, depending on market conditions and funding requirements, seek external financing.

     Inflation has not had a significant long-term impact on earnings.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contains statements that are not purely historical, but are forward looking statements, made under the safe harbor provisions of the Private Securities Litigation Act of 1995, which involve risks and uncertainties. In particular, forward looking statements include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, future economic performance or statements relating to the sufficiency of capital to meet working capital, planned capital expenditures and expectations as to customer orders. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences, such as the risk factor that our business could be adversely affected by acquisitions, include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000.

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMIES WORLDWIDE.

     Our business is dependent on current and anticipated market demand for electronics, which has been impacted by the slowdown in the economies of the United States, Asia, and elsewhere that began in second half of 2000. While our diverse businesses may allow us to perform better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of Teradyne's business segments and have significantly slowed customer orders.

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

WE HAVE TAKEN AND EXPECT TO CONTINUE TO TAKE MEASURES TO ADDRESS THE RECENT SLOWDOWN IN THE MARKET FOR OUR PRODUCTS WHICH COULD HAVE LONG-TERM EFFECTS ON OUR BUSINESS.

     We have taken and expect to continue to take measures to address the recent slowdown in the market for our products. In particular, we have reduced our workforce, frozen hiring, delayed salary increases, reduced senior managers' pay, implemented furloughs, and reduced our planned capital expenditures and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY ACQUISITIONS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS.

     Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

     - the possibility that one or more such acquisition may not close, due to closing conditions in the acquisition agreements or the inability to obtain bankruptcy court or regulatory approval or the inability to meet conditions imposed for government or court approvals for the transaction;
     -    the diversion of the attention of management and other key personnel;
     - inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls, procedures and policies;
     - inability to retain the management, key personnel and other employees of an acquired business;
     -    the inability to retain the customers of an acquired business;
     - current customer satisfaction problems caused by an acquired business could affect our reputation;
     - potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities; and
     - the amortization of goodwill, which may adversely affect our reported results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse affect on the financial position or results of operations of Teradyne.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of security holders of Teradyne was held May 24, 2001. The following were elected as Directors:

                             Total Vote         Total Vote Withheld
Nominee                    For Each Nominee       For Each Nominee
-------                    ----------------     -------------------

John P. Mulroney             129,544,362           19,046,509
Richard J. Testa             126,810,938           21,779,933
Patricia S. Wolpert          129,557,988           19,032,883


     The term of office for the following directors continued after the meeting:
James W. Bagley, Albert Carnesale, George W. Chamillard, Daniel S. Gregory, Dwight H. Hibbard, Vincent M. O'Reilly, and Roy A. Vallee.

     In addition, the security holders ratified the selection of the firm PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2001, with 144,668,751 shares voting in favor, 3,423,593 shares voting against, and 498,527 shares abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a): EXHIBITS

Exhibit Number             Description
--------------             -----------
10.01                      1997 Employee Stock Option Plan, as amended

(b): REPORTS ON FORM 8-K

There were no Form 8-K filings by Teradyne during the quarter ended July 1, 2001.



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


                                                TERADYNE, INC.
                                   ---------------------------------------
                                                  Registrant


                                            /s/ GREGORY R. BEECHER
                                   ---------------------------------------
                                              Gregory R. Beecher
                                              Vice President and
                                            Chief Financial Officer
                                         (Principal Financial Officer)

                                                August 06, 2001