Form 10-Q
period 2001-09-30
TERADYNE INC
filed 2001-11-09
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _

     The number of shares outstanding of the registrant's only class of Common Stock as of October 25, 2001 was 175,946,343 shares.

                                 TERADYNE, INC.

                                     INDEX

                          PART I. FINANCIAL INFORMATION
                                                                                              PAGE NO.
                                                                                              --------
Item 1. FINANCIAL STATEMENTS:

        Condensed Consolidated Balance Sheets as of
          September 30, 2001 and December 31, 2000..............................................3

        Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2001 and October 1, 2000....................4

        Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2001 and October 1, 2000..............................5

        Notes to Condensed Consolidated Financial Statements...................................6-11

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................................12-18

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................18

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.....................................................................18-19

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................................19

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................................19

                                 TERADYNE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                     ASSETS

                                                                                     SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                                                     ------------------    -----------------
                                                                                                  (IN THOUSANDS)
  Current assets:
      Cash and cash equivalents ..................................................        $   112,760         $   242,421
      Marketable securities ......................................................             49,220              60,154
      Accounts receivable ........................................................            187,917             420,040
  Inventories:
      Parts ......................................................................            293,829             318,790
      Assemblies in process ......................................................            119,519             159,123
      Finished goods .............................................................               --                34,650
                                                                                          -----------         -----------
                                                                                              413,348             512,563
      Deferred tax assets ........................................................             73,058              93,958
      Prepayments and other current assets .......................................             98,876              48,698
                                                                                          -----------         -----------
           Total current assets ..................................................            935,179           1,377,834
  Property, plant, and equipment, at cost: .......................................          1,422,764           1,254,957
      Less: accumulated depreciation .............................................           (595,939)           (521,171)
                                                                                          -----------         -----------
           Net property, plant, and equipment ....................................            826,825             733,786
  Marketable securities ..........................................................            158,276             161,848
  Other assets ...................................................................             85,449              82,400
                                                                                          -----------         -----------
           Total assets ..........................................................        $ 2,005,729         $ 2,355,868
                                                                                          ===========         ===========

                                                      LIABILITIES

  Current liabilities:
      Notes payable - banks ......................................................        $     7,110         $     7,389
      Current portion of long-term debt ..........................................                277                 169
      Accounts payable ...........................................................             64,584             153,897
      Accrued employees' compensation and withholdings ...........................             91,071             158,817
      Deferred revenue and customer advances .....................................             54,635             183,465
      Other accrued liabilities ..................................................             77,066              86,637
      Income taxes payable .......................................................               --                28,914
                                                                                          -----------         -----------
           Total current liabilities .............................................            294,743             619,288
  Deferred tax liabilities .......................................................             22,419              21,257
  Long-term debt .................................................................              8,010               8,352
  Commitments and contingencies (Note J) .........................................                 --                  --
                                                                                          -----------         -----------
           Total liabilities .....................................................            325,172             648,897
                                                                                          -----------         -----------

                                                  SHAREHOLDERS' EQUITY

  Common stock, $0.125 par value, 1,000,000 shares authorized, 175,929 and 172,559 net shares issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively .............................................             21,991              21,570
  Additional paid-in capital .....................................................            394,627             334,241
  Accumulated other comprehensive income .........................................              2,405                --
  Retained earnings ..............................................................          1,261,534           1,351,160
                                                                                          -----------         -----------
           Total shareholders' equity ............................................          1,680,557           1,706,971
                                                                                          -----------         -----------
           Total liabilities and shareholders' equity ............................        $ 2,005,729         $ 2,355,868
                                                                                          ===========         ===========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        SEPTEMBER 30,     OCTOBER 1,    SEPTEMBER 30,     OCTOBER 1,
                                                            2001            2000            2001            2000
                                                        ------------      ----------    -------------     ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net sales .........................................    $   249,355     $   859,478     $ 1,220,367     $ 2,222,294

  Expenses:
    Cost of sales ...................................        272,017         457,976         968,885       1,199,989
    Engineering and development .....................         56,863          78,963         189,384         221,625
    Selling and administrative ......................         90,349          95,149         230,250         266,087
                                                         -----------     -----------     -----------     -----------
                                                             419,229         632,088       1,388,519       1,687,701
                                                         -----------     -----------     -----------     -----------
  (Loss) income from operations .....................       (169,874)        227,390        (168,152)        534,593
    Interest and other income .......................          4,553           6,641          30,675          17,838
    Interest and other expense ......................         (2,200)           (570)         (7,081)         (1,407)
                                                         -----------     -----------     -----------     -----------
  (Loss) income before taxes and cumulative
    effect of change in accounting principle ........       (167,521)        233,461        (144,558)        551,024
  (Benefit) provision for income taxes ..............        (64,117)         70,038         (54,932)        165,307
                                                         -----------     -----------     -----------     -----------
  (Loss)  income before  cumulative  effect of change
    in accounting principle .........................       (103,404)        163,423         (89,626)        385,717
  Cumulative effect of change in accounting
    principle, net of applicable tax of $27,488  ....           --              --              --           (64,138)
                                                         -----------     -----------     -----------     -----------
  Net (loss) income .................................    $  (103,404)    $   163,423     $   (89,626)    $   321,579
                                                         -----------     -----------     -----------      ----------
  (Loss) income per common share before cumulative
    effect of change in accounting principle - basic     $     (0.59)    $      0.94     $     (0.51)    $      2.23
  Cumulative effect of change in accounting
    principle - basic ...............................    $        --     $        --     $        --     $     (0.37)
                                                         -----------     -----------     -----------     -----------
  Net (loss) income per common share - basic ........    $     (0.59)    $      0.94     $     (0.51)    $      1.86
                                                         ===========     ===========     ===========     ===========

  (Loss)  income per common share  before  cumulative
    effect of change in accounting principle -
    diluted .........................................    $     (0.59)    $      0.90     $     (0.51)    $      2.13
  Cumulative effect of change in accounting
    principle - diluted .............................    $       --      $       --      $        --     $     (0.35)
                                                         -----------     -----------     -----------     -----------
  Net (loss) income per common share - diluted ......    $     (0.59)    $      0.90     $     (0.51)    $      1.77
                                                         ===========     ===========     ===========     ===========
  Shares used in calculations of net (loss) income
      per common share - basic ......................        175,689         174,369         174,673         173,218
                                                         ===========     ===========     ===========     ===========
  Shares used in calculations of net (loss) income
      per common share - diluted ....................        175,689         181,937         174,673         181,502
                                                         ===========     ===========     ===========     ===========


The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                   -----------------------------------
                                                                                   SEPTEMBER 30, 2001  OCTOBER 1, 2000
                                                                                   ------------------  ---------------
                                                                                               (IN THOUSANDS)
  Cash flows from operating activities:
       Net (loss) income .......................................................        $ (89,626)        $ 321,579
       Adjustments to reconcile net (loss) income to net cash (used for)
             provided by operating activities:
          Depreciation .........................................................           96,116            73,874
          Amortization .........................................................            4,937             1,656
          Gain on sale of business .............................................          (14,779)               --
          Impairment of fixed assets ...........................................           28,548                --
          Deferred income tax provision (credit) ...............................           22,062           (33,681)
          Other non-cash items, net ............................................            4,747            (8,086)
          Changes in operating assets and liabilities, net of businesses sold and acquired:
               Accounts receivable .............................................          228,012          (219,048)
               Inventories .....................................................           94,447          (242,229)
               Other assets ....................................................          (63,124)            7,573
               Accounts payable and accruals ...................................         (298,386)          310,880
               Income taxes payable ............................................          (21,817)           80,196
                                                                                        ---------         ---------
                   Net cash (used for) provided by operating activities ........           (8,863)          292,714
                                                                                        ---------         ---------
  Cash flows from investing activities:
       Additions to property, plant and equipment ..............................         (176,016)         (167,448)
       Increase in equipment manufactured by Teradyne ..........................          (42,210)          (40,478)
       Proceeds from the sale of business ......................................           26,250                --
       Purchases of available-for-sale marketable securities ...................         (128,509)         (276,490)
       Maturities of available-for-sale marketable securities ..................          117,824           268,300
       Purchases of held-to-maturity marketable securities .....................           (1,407)         (118,325)
       Maturities of held-to-maturity marketable securities ....................           30,477            97,892
       Cash acquired in acquisition ............................................               --             1,885
                                                                                        ---------         ---------
               Net cash used for investing activities ..........................         (173,591)         (234,664)
                                                                                        ---------         ---------
  Cash flows from financing activities:
       Payments of long term debt ..............................................             (513)           (4,659)
       Acquisition of treasury stock ...........................................               --           (60,659)
       Issuance of common stock under employee stock
           option and stock purchase plans .....................................           53,306            53,013
                                                                                        ---------         ---------
                   Net cash flows provided by (used for) financing activities ..           52,793           (12,305)
                                                                                        ---------         ---------
  (Decrease) increase in cash and cash equivalents .............................         (129,661)           45,745
  Cash and cash equivalents at beginning of period .............................          242,421           181,345
                                                                                        ---------         ---------
  Cash and cash equivalents at end of period ...................................        $ 112,760         $ 227,090
                                                                                        =========         =========

  Supplementary disclosure of cash flow information:
    Cash paid during the period for:
      Interest .................................................................        $     718         $   1,339
      Income taxes .............................................................        $  32,484         $  72,498
    Business acquired:
      Fair value of assets acquired ............................................        $      --         $ 119,887
      Liabilities assumed ......................................................        $      --         $  15,401
      Common stock issued ......................................................        $      --         $ 104,486

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

     BROADBAND TEST SYSTEMS. Broadband test systems are used by the communications industry for Internet testing, customer care and voice network maintenance. Broadband test systems perform qualification testing for digital subscriber line, or DSL, services, assist customer care centers in isolating network service problems, and perform integrated surveillance and maintenance for voice networks.

B.  RISKS AND UNCERTAINTIES

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the negative effects on the economy resulting from the terrorist attacks of September 11, 2001 and the resulting ongoing hostilities, the current and anticipated market for electronics, risks associated with any measures we take to address the current slowdown in the market, enforcement of our intellectual property, failure to develop new technologies, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, risks of operating internationally, risks associated with obligations and potential liabilities under environmental regulations, our debt service obligations with respect to Teradyne's recent sale of convertible senior notes, the difficulty in obtaining future financing if needed, provisions of our charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, competitive pricing pressures, changes in product mix, timing of customer orders or any deferral or cancellation of orders previously received, market acceptance of our products, new product introductions from our competitors, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development. It is reasonably possible that Teradyne may incur additional charges in the future related to inventory or long-lived asset carrying values if demand for our products further weakens. Further discussion of these and related topics appears in "Certain Factors that May Affect Future Results."

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

     The results for the three and nine months ended October 1, 2000 have been adjusted to reflect the adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101).

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

   OTHER COMPREHENSIVE INCOME (LOSS)

The components of comprehensive (loss) income are as follows (in thousands):

                                                          For the Three Months Ended           For the Nine Months Ended
                                                     -----------------------------------  -------------------------------------
                                                     September 30, 2001  October 1, 2000  September 30, 2001    October 1, 2000
                                                     ------------------  ---------------  ------------------    ---------------
Net (loss) income...................................    $  (103,404)      $   163,423         $(89,626)           $   321,579
Unrealized gain on marketable securities,
  net of applicable tax of $434 and $1,474
  for the three and nine months ended
  September 30, 2001................................            845                --            2,405                     --
                                                         ----------        ----------        ---------            -----------
Comprehensive (loss) income.........................     $ (102,559)       $  163,423        $ (87,221)           $   321,579
                                                         ==========        ==========        =========            ===========

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

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Teradyne is currently assessing but has not yet determined the impact of SFAS 143 on its financial position and results of operations.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

D.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne is currently assessing but has not yet determined the impact of SFAS 144 on its financial position and results of operations.

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

     Teradyne hedges certain forecasted foreign currency denominated sales, over a maximum period of twelve months, using forward exchange contracts. These derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying transaction occurs. Once the underlying forecasted transaction is realized, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to net sales. During the three and nine months ended September 30, 2001 the amount of net realized gains was immaterial. As of September 30, 2001 there were no outstanding cash-flow hedges and therefore there is no amount to be reclassed from accumulated other comprehensive income.

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

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

G.  NET INCOME (LOSS) PER COMMON SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

                                                                       For the Three Months Ended        For the Nine Months Ended
                                                                      ----------------------------      ----------------------------
                                                                       September 30,    October 1,      September 30,     October 1,
                                                                           2001           2000              2001            2000
                                                                       -------------    ----------      -------------     ----------

  (Loss) income before  cumulative effect of change in accounting
    principle ...................................................      $  (103,404)      $ 163,423      $   (89,626)      $ 385,717
  Cumulative effect of change in accounting principle ...........             --              --               --           (64,138)
                                                                       -----------       ---------      -----------       ---------
  Net (loss) income .............................................      $  (103,404)      $ 163,423      $   (89,626)      $ 321,579
                                                                       ===========       =========      ===========       =========
  Shares used in net (loss) income per common share -- basic ....          175,689         174,369          174,673         173,218
       Effect of dilutive securities:
           Employee and director stock options ..................               -            7,082               --           8,005
           Employee stock purchase rights .......................               -              486               --             279
                                                                       -----------       ---------      -----------       ---------
       Dilutive potential common shares .........................               -            7,568               --           8,284
                                                                       -----------       ---------      -----------       ---------
  Shares used in net (loss) income per common share
    diluted .....................................................          175,689         181,937          174,673         181,502
                                                                       ===========       =========      ===========       =========
  (Loss) income before  cumulative effect of change in accounting
    principle per common share - basic ..........................      $     (0.59)      $    0.94      $     (0.51)      $    2.23
                                                                       ===========       =========      ===========       =========
  Cumulative effect of change in accounting principle -- basic ..      $        --       $      --      $        --       $   (0.37)
                                                                       ===========       =========      ===========       =========
  Net (loss) income per common share -- basic ...................      $     (0.59)      $    0.94      $     (0.51)      $    1.86
                                                                       ===========       =========      ===========       =========
  (Loss) income before cumulative effect of change in accounting
    principle per common share -- diluted .......................      $     (0.59)      $    0.90      $     (0.51)      $    2.13
                                                                       ===========       =========      ===========       =========
  Cumulative effect of change in accounting principle --
    diluted .....................................................      $        --       $      --      $        --       $   (0.35)
                                                                       ===========       =========      ===========       =========
  Net (loss) income per common share - diluted ..................      $     (0.59)      $    0.90      $     (0.51)      $    1.77
                                                                       ===========       =========      ===========       =========

All options outstanding during the three and nine month period ended September 30, 2001, were excluded from the calculation of diluted net income per share because the effect would have been antidilutive. As of September 30, 2001, there were 14.7 million options outstanding. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Teradyne's common stock during the three and nine month periods presented above. Accordingly, options to purchase 656,605 shares and 251,776 shares of common stock during the three and nine months ended October 1, 2000 were not included in the calculation of diluted net income per share.

H.  ASSET IMPAIRMENTS, WORKFORCE REDUCTION AND INVENTORY PROVISION

     During the third quarter of 2001, Teradyne recorded a charge of $20.6 million in connection with a workforce reduction and early retirement program. For the nine months ended September 30, 2001, we have recorded charges of $29.6 million in connection with workforce reductions and a early retirement program. The provision for severance and early retirement benefits was recorded in selling and administrative expenses. There were approximately 650 employees terminated in the first quarter of 2001, approximately 600 employees terminated in the second quarter, and approximately 1,000 employees terminated in the third quarter across all functional groups. Teradyne has paid $5.1 million and $12.0 million in severance benefits during the three and nine months ended September 30, 2001. All remaining severance benefits will be paid by the fourth quarter of 2002.

     During the third quarter of 2001, Teradyne recorded a charge of $60.8 million for the discontinuance of the Flash 750 memory product and the impairment of certain connection systems assets. The Flash 750 memory product charge included an inventory writedown of $32.2 million recorded in cost of sales and the impairment of assets directly related to the support of the Flash memory product line of $8.9 million recorded across all expense categories. During the third quarter, management concluded that a significant impairment of the long-lived assets held for disposal had occurred because the estimated fair

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

H.  ASSET IMPAIRMENTS, WORKFORCE REDUCTION AND INVENTORY PROVISION - (CONTINUED)

value was less than the carrying value of these assets that are no longer intended to be used in operations. The impaired connection systems assets charge included a $12.0 million writedown for a partially completed manufacturing facility that is now held for sale recorded in selling and administrative expenses and a writedown of $7.7 million for certain manufacturing assets now held for disposal and no longer being used in operations recorded in cost of sales.

     During the second quarter of 2001, Teradyne recorded a $37.9 million provision for excess inventory principally due to the sharp decline in incoming semiconductor test systems and connection systems orders. The inventory provision was recorded in cost of sales.

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

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and nine month periods ended September 30, 2001 and October 1, 2000 follows (in thousands):

                                        Semiconductor                    Other Test &
                                            Test          Connection      Inspection      Corporate
                                           Systems          Systems        Systems           and
                                           Segment          Segment        Segment       Eliminations     Consolidated
                                        -------------     ----------     ------------    ------------     ------------
  THREE MONTHS ENDED SEPTEMBER 30, 2001:
  Sales to unaffiliated customers          $ 108,643       $ 110,473       $  30,239              --       $ 249,355
  Intersegment sales                              --             685              --       ($    685)             --
                                           ---------       ---------       ---------       ---------       ---------
  Net sales                                  108,643         111,158          30,239            (685)        249,355
  Income (loss) before taxes (1)           ($108,881)      ($ 26,852)      ($ 11,937)      ($ 19,851)      ($167,521)
                                           =========       =========       =========       =========       =========
  THREE MONTHS ENDED OCTOBER 1, 2000:
  Sales to unaffiliated customers          $ 591,816       $ 195,956       $  71,706              --       $ 859,478
  Intersegment sales                              --          10,586              --       ($ 10,586)             --
                                           ---------       ---------       ---------       ---------       ---------
  Net sales                                  591,816         206,542          71,706         (10,586)        859,478
  Income (loss) before taxes (1)           $ 217,206       $  43,000       $   2,125       ($ 28,870)      $ 233,461
                                           =========       =========       =========       =========       =========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

I.  OPERATING SEGMENT INFORMATION - (CONTINUED)

                                        Semiconductor                    Other Test &
                                            Test          Connection      Inspection      Corporate
                                           Systems          Systems        Systems           and
                                           Segment          Segment        Segment       Eliminations     Consolidated
                                        -------------     ----------     ------------    ------------     ------------
  NINE MONTHS ENDED SEPTEMBER 30, 2001:
  Sales to unaffiliated customers          $ 634,467       $ 466,356       $119,544              --        $1,220,367
  Intersegment sales                              --           3,758             --       ($  3,758)               --
                                          ----------       ---------      ---------       ---------       -----------
  Net sales                                  634,467         470,114        119,544          (3,758)        1,220,367
  Income (loss) before taxes (1)          ($ 114,093)      $  20,140      ($ 19,442)      ($ 31,163)      ($  144,558)
                                          ==========       =========      =========       =========       ===========

  NINE MONTHS ENDED OCTOBER 1, 2000:
  Sales to unaffiliated customers         $1,538,414       $ 498,266       $185,614              --        $2,222,294
  Intersegment sales                              --          24,252             --       ($ 24,252)               --
                                         -----------       ---------      ---------       ---------       -----------
  Net sales                                1,538,414         522,518        185,614         (24,252)        2,222,294
  Income (loss) before taxes (1)          $  527,470       $ 107,977       $     35       ($ 84,458)       $  551,024
                                         ===========       =========      =========       =========       ===========

(1) Income (loss) before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, severance and early retirement benefits, other unallocated expenses, and net interest and other income.

J.   COMMITMENTS AND CONTINGENCIES

     On or about September 5, 2001, a complaint was filed in the Superior Court in San Diego County, California, naming as defendants Teradyne and two of its executive officers. On October 9, 2001, defendants removed the state court complaint to the U.S. District Court for the District of Southern California. On October 12, 2001, plaintiffs filed an amended complaint with the federal court. The amended complaint alleges, among other things, that the sale of Teradyne common stock in connection with Teradyne's acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, violated certain California securities statutes and common law, and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs.

     On or about October 16, 2001, October 19, 2001, and November 7, 2001, three purported class action complaints were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, naming as defendants Teradyne and two of its executive officers. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 and October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs.

     Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against the lawsuits. However, an adverse resolution of any of the lawsuits could have a material adverse effect on Teradyne's financial position and results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits.

K.  SUBSEQUENT EVENTS

     On October 24, 2001, we sold to two qualified institutional buyers, Goldman, Sachs & Co. and Banc of America Securities LLC, $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were resold by the initial purchasers to "qualified institutional buyers" pursuant to Rule 144A of the Securities Act and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time after October 18, 2004 at specified prices.

     On October 26, 2001 Teradyne completed, pending final regulatory approval in two countries, its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment and related software. The acquisition will be part of the circuit-board test and inspection systems operating segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. The total number of Teradyne shares to be exchanged for the shares of GenRad outstanding as of the closing will be approximately 4.9 million. For accounting purposes, the value of the share consideration is approximately $173.0 million which excludes the fair value of common stock options. Under the terms of the acquisition, Teradyne assumed approximately $89.5 million of debt which Teradyne repaid on October 26, 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                        ----------------------------     ------------------------------
                                                        SEPTEMBER 30,     OCTOBER 1,     SEPTEMBER 30,       OCTOBER 1,
                                                            2001             2000            2001               2000
                                                        -------------     ----------     -------------       ----------
                                                                (IN THOUSANDS)                   (IN THOUSANDS)
    Net sales .......................................... $  249,355      $  859,478      $  1,220,367      $  2,222,294
                                                         ==========      ==========      ============      ============
    Net (loss) income .................................. $ (103,404)     $  163,423      $    (89,626)     $    321,579
                                                         ==========      ==========      ============      ============
    Percentage of net sales:
         Net sales .....................................      100.0%          100.0%            100.0%            100.0%
         Expenses:
             Cost of sales .............................      109.1            53.3              79.4              54.0
             Engineering and development ...............       22.8             9.2              15.5              10.0
             Selling and administrative ................       36.2            11.0              18.8              11.9
             Other and interest, net ...................       (0.9)           (0.7)             (1.9)             (0.7)
                                                         ----------      ----------      ------------      ------------
                                                              167.2            72.8             111.8              75.2
         (Loss) income before taxes and cumulative
           effect of change in accounting principle ....      (67.2)           27.2             (11.8)             24.8
         Provision (benefit) for income taxes ..........      (25.7)            8.2              (4.5)              7.4
                                                         ----------      ----------      ------------      ------------
         (Loss) income before cumulative effect of
           change in accounting principle ..............      (41.5)           19.0              (7.3)             17.4
         Cumulative effect of change in accounting
           principle ...................................         --              --                --              (2.9)
                                                         ----------      ----------      ------------      ------------
         Net (loss) income .............................      (41.5)%          19.0%             (7.3)%            14.5%
                                                         ==========      ==========      ============      ============
    Provision (benefit) for income taxes as a percentage
         of income before taxes ........................      (38.3)%          30.0%            (38.0)%            30.0%
                                                         ==========      ==========      ============      ============


  RESULTS OF OPERATIONS

     Teradyne recorded sales of $249.4 million in the third quarter of 2001, a decrease of $610.1 million or 71% from the third quarter of 2000. Semiconductor test systems sales and connection systems sales to unaffiliated customers decreased 82% and 44%, respectively from the third quarter of 2000 which reflects current industry conditions as described below. Other test and inspection systems sales decreased 58% from the third quarter of 2000 due to industry conditions described below and the divestiture of software test systems in December 2000. Within the remaining other test and inspection systems segment, circuit-board test and inspection systems and broadband test systems sales decreased by 37% and 44% respectively. Teradyne recorded sales of $1,220.4 million in the first nine months of 2001, a decrease of $1,001.9 million or 45% over the first nine months of 2000. Semiconductor test systems sales decreased 59% when compared to the first nine months of 2000 which reflects current industry conditions as described below. Connection systems sales to unaffiliated customers decreased 6% when compared to the first nine months of 2000. Other test and inspection systems sales for the first nine months of 2001 decreased 36% over the corresponding period in 2000. Included in the first nine months of 2001 sales of $1,220.4 million was a non-recurring adjustment of $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment. Teradyne no longer retains title until payment. Income before taxes and cumulative effect of change in accounting principle in the third quarter of 2001 decreased $401.0 million from the third quarter of 2000 to a loss of $167.5 million. For the first nine months of 2001, income before taxes and cumulative effect of change in accounting principle decreased $695.6 million to a loss of $144.6 million when compared to the first nine months of 2000.

     Our business has been impacted by the slowdown in economies worldwide. This slowdown was exacerbated by the terrorist attacks of September 11, 2001 and continues to be adversely effected by the resulting ongoing hostilities. We have been further affected by the cyclical nature of the electronics and semiconductor industry with recurring periods of oversupply. These factors have resulted in a downturn in the demand for our products. We currently do not have visibility as to the length or severity of the downturn. During the first nine months of 2001, Teradyne experienced a significant slowdown in new orders as market conditions weakened across all of our product groups. New orders declined by approximately $1,616.1 million compared to the last three quarters of 2000. We do expect new orders to improve once customers adjust to the period of oversupply and historical levels of capital expenditures resume. There has been no current evidence, however, that customer buying patterns will increase in the near term. There is a risk that the slowdown may be prolonged. If the factors discussed above result in a continued further decline in the amount of new orders received, the amount of inventory and certain long-lived assets considered realizable could be reduced.

     Incoming orders were $113.5 million, net of cancellations of $98.3 million, in the third quarter of 2001 compared to $818.7 million in the third quarter of 2000. The decrease in incoming orders impacted all of Teradyne segments and was led by an 87% decrease in semiconductor test systems orders and a 86% decrease in connection system orders. For the nine month periods ended September 30, 2001 and October 1, 2000, incoming orders were $680.7 million and $2,669.3 million, respectively. The decrease in incoming orders was led by a 86% decrease in semiconductor system test orders and a 51% decrease in connection systems orders. Teradyne's backlog was $826.3 million at the end of the third quarter of 2001 compared with $1,565.3 million at the end of the third quarter of 2000. Teradyne's experience indicates that a portion of orders included in the backlog may be canceled or rescheduled. We have recently experienced an increase in the volume of the rescheduling of delivery dates by some of our customers, and thus the timing of the delivery of a significant portion of the backlog is uncertain. In the first nine months of 2001, Teradyne has experienced cancellations of $200.9 million. Cancellations may increase materially in the future.

     Cost of sales increased from 53% of sales in the third quarter of 2000 to 109% of sales in the third quarter of 2001 and from 54% in the first nine months of 2000 to 79% in the first nine months of 2001. The percentage increase in the third quarter of 2001 was primarily attributable to an inventory writedown due to discontinuance of the Flash memory product line of $32.2 million and certain impaired connection systems manufacturing assets of $7.7 million. The percentage increase in the first nine months of 2001 was primarily attributable to an inventory writedown due to the discontinuance of the Flash memory product line of $32.2 million, certain impaired connection systems manufacturing assets of $7.7 million and an inventory provision in the first nine months of 2001 of $60.6 million, which excludes the aforementioned Flash product line inventory writedown of $32.2 million, due to the sharp decline in incoming semiconductor test systems and connection systems orders compared to an inventory provision of $17.3 million in the first nine months of 2000. Other factors that caused an increase in percentages in the third quarter and nine months of 2001 was the decreased utilization of Teradyne's manufacturing capacity, as sales volume decreased while certain components of cost of sales remained fixed and the mix change between the semiconductor test systems to connection systems business segments.

     Engineering and development expenses, as a percentage of sales, increased from 9% in the third quarter and 10% in the first nine months of 2000 to 23% and 16%, respectively in the third quarter and first nine months of 2001, with spending decreasing by $22.1 million and $32.2 million, respectively. This spending decrease was primarily due to lower material costs and the impact of workforce reductions and furloughs.

     Selling and administrative expenses increased from 11% of sales in the third quarter of 2000 to 36% of sales in the third quarter of 2001 with spending decreasing by $4.8 million. The decrease in spending was primarily due to workforce reductions and furloughs which offset a workforce reduction and early retirement provision of $20.6 million and charges for impaired assets for certain connection system assets of $12.0 million. Selling and administrative expense as a percentage of sales was 19% for the first nine months of 2001 and 12% for the first nine months of 2000, with spending decreasing by $35.8 million. The decrease in spending was again due to workforce reductions and furloughs which offset a workforce reduction and early retirement provision of $29.6 million and the charge for connection system impaired fixed assets of $12.0 million. There were approximately 650 employees terminated in the first quarter of 2001, approximately 600 employees terminated in the second quarter, and approximately 1,000 employees terminated in the third quarter across all functional groups. Teradyne has paid $5.1 million and $12.0 million in severance benefits during the three and nine months ended September 30, 2001. All remaining severance benefits will be paid by the fourth quarter of 2002.

     Included in interest and other expense for the three and nine month periods of 2001 is our share of a loss related to an equity investment. Interest income decreased by $2.1 million to $4.6 million in the third quarter of 2001 compared to the third quarter of 2000 and decreased by $1.9 million to $15.9 million in the first nine months of 2001 compared to the first nine months of 2000. The decrease in the three and nine months was attributable to decreases in the average invested balances and lower interest rates. Included in interest and other income in the first nine months of 2001 is a gain from sale of connections systems aerospace and defense business of $14.8 million.

     Teradyne's overall effective tax rate was 38.3% in the third quarter of 2001 and 38% for the first nine months of 2001. The overall effective tax rate for the year ended 2000 was 30%. The change in the tax rate is a result of an anticipated loss for the full year which causes our favorable tax attributes from the foreign sales corporation and Ireland manufacturing operations to lower our tax burden, and accordingly increases our tax rate in periods of losses.

     In response to an adverse World Trade Organization (WTO) finding that the U.S. Foreign Sales Credit (FSC) tax provisions were a prohibitive export subsidy, the U.S. repealed FSC and enacted replacement legislation (Extraterritorial Income Exclusion Act of 2000). The European Union filed a WTO challenge to the new law and the WTO has upheld the European Union's challenge. The U.S. has decided to appeal and the appellate process and final resolution of this matter could extend into 2002. The U.S. government and industry groups are evaluating options. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge.

LIQUIDITY AND CAPITAL RESOURCES

     Teradyne's cash, cash equivalents and marketable securities balance decreased $144.2 million in the first nine months of 2001, to $320.3 million. Teradyne used cash from operating activities of $8.9 million in the first nine months of 2001 and generated cash of $292.7 million in the corresponding nine months of 2000. Cash generated from operations, excluding the effects of non-cash items, was $52.0 million and $355.3 million for the first nine months of 2001 and 2000, respectively. Changes in operating assets and liabilities net of businesses sold and acquired used cash of $60.9 million in the first nine months of 2001 as accounts payable and accruals balances decreased as purchases slowed. The use of cash by accounts payable and accruals was partially offset by lower accounts receivable and inventory balances. In the first nine months of 2000, changes in operating assets and liabilities used cash of $62.6 million.

     Teradyne used $173.6 million of cash for investing activities in the first nine months of 2001 and $234.7 million in the first nine months of 2000. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of business, cash acquired in acquisition, and purchases of capital assets to support long-term growth. Capital expenditures were $218.2 million in the first nine months of 2001 and $207.9 million in the first nine months of 2000. The increase in capital expenditures was due to continued capacity expansion on specific buildings and improvement, machinery and equipment, and information technology projects that were started in 2000.

     Financing activities provided $52.8 million and used $12.3 million of cash during the first nine months of 2001 and 2000. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans, repurchase of common stock through a stock buyback program and repayments of debt. During the first nine months of 2001, common stock activity provided cash of $53.3 million. During the first nine months of 2000, net common stock activity used cash of $7.6 million.

     On October 24, 2001, we sold to two qualified institutional buyers, Goldman, Sachs & Co. and Banc of America Securities LLC, $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The Notes were resold by the initial purchasers to "qualified institutional buyers" pursuant to Rule 144A of the Securities Act and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time after October 18, 2004 at specified prices.

     Teradyne is currently in the process of obtaining financing on certain of its owned buildings and currently intends to finance upwards of $200 million. However, there can be no assurances that this financing will be completed.

     On October 26, 2001, Teradyne completed, pending final regulatory approval in two countries, its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment and related software. The acquisition will be part of the circuit-board test and inspection systems operating segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. The total number of Teradyne shares to be exchanged for the shares of GenRad outstanding as of the closing will be approximately 4.9 million. Under the terms of the acquisition, Teradyne assumed approximately $89.5 million of debt which Teradyne repaid on October 26, 2001.

     On October 3, 2001, Teradyne received a break-up fee and related expenses totaling approximately $3.4 million from E-M Solutions when Teradyne's previously announced, proposed acquisition of a substantial majority of the domestic assets of E-M Solutions along with the stock of E-M Solutions' foreign subsidiaries was terminated.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $320.3 million, together with other sources of funds, including the Notes issued on October 24, 2001, will be sufficient to meet working capital, capital expenditure, and acquisition related requirements for the foreseeable future. Teradyne may, as mentioned above, depending on market conditions and funding requirements, seek additional external financing.

     Inflation has not had a significant long-term impact on earnings.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contains statements that are not purely historical, but are forward looking statements, made under the Safe Harbor provisions of the Private Securities Litigation Act of 1995, which involve risks and uncertainties. In particular, forward looking statements include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, future economic performance or statements relating to the sufficiency of capital to meet working capital, planned capital expenditures, and expectations as to customer orders. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences, such as the risk factor that our business could be adversely affected by acquisitions, include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2000.

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMIES WORLDWIDE.

     Our business is dependent on current and anticipated market demand for electronics, which has been negatively impacted by the slowdown in the economies of the United States, Asia, and elsewhere that began in second half of 2000. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment. These cutbacks have been particularly severe in the electronics and semiconductor industry which we serve. We cannot predict if or when the growth rate of worldwide economies will rebound or whether the growth rate of our business will rebound when the worldwide economies begin to grow. While our diverse businesses may allow us to perform better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of our business segments and have significantly slowed customer orders.

OUR BUSINESS IS DEPENDENT ON THE CURRENT AND ANTICIPATED MARKET FOR ELECTRONICS.

     Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and by the terrorist attacks of September 11, 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by us. We believe that the markets for newer generations of electronic products such as those we manufacture and market will also be subject to similar fluctuations. We are dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could adversely impact our results of operations. We cannot assure that any future increase in sales or bookings for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results.

WE HAVE TAKEN AND EXPECT TO CONTINUE TO TAKE MEASURES TO ADDRESS THE RECENT SLOWDOWN IN THE MARKET FOR OUR PRODUCTS WHICH COULD HAVE LONG-TERM EFFECTS ON OUR BUSINESS.

     We have taken and expect to continue to take measures to address the recent slowdown in the market for our products. In particular, we have reduced our workforce, frozen hiring, delayed salary increases, reduced pay of all employees, implemented furloughs, discontinued our flash memory product line, recorded asset impairment charges and reduced our planned capital expenditures and expense budgets. These measures will reduce our expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each of these measures and any additional measures taken in the future to contain expenditures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult for us to respond to customers.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY ACQUISITIONS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS.

     Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

     - the possibility that one or more such acquisitions may not close due to closing conditions in the acquisition agreements, the inability to obtain regulatory approval, or the inability to meet conditions imposed for government or court approvals for the transaction;
     -  the diversion of the attention of management and other key personnel;
     - the inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls, procedures and policies;
     - the inability to retain the management, key personnel and other employees of an acquired business;
     -  the inability to retain the customers of an acquired business;
     - the possibility that our reputation will be affected by customer satisfaction problems of an acquired business;
     - potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;
     - the amortization of acquired identifiable intangibles, which may adversely affect our reported results of operations; and
     - litigation which has or which may arise in the future in connection with such acquisitions.

     For example, we recently completed our acquisition of GenRad, Inc., a Massachusetts corporation. GenRad is attempting to sell its Diagnostic Solutions line of business. We may be required to spend significant management time operating this non-core business unit and managing a potential divestiture. Further, there can be no guarantee that the Diagnostic Solutions line of business will break-even or operate at a profit in the near future, if at all. Any losses from the Diagnostic Solutions line of business will have a negative impact on our operating results.

     For further example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. An amended complaint was filed in the federal court on October 12, 2001. The amended complaint alleges, among other things, that the sale of our common stock to the former owners violated certain California securities statutes and common law, and that we breached certain contractual obligations in the agreements relating to the acquisitions. The amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorney fees and costs. We strongly believe that the lawsuit lacks merit and we intend to defend against the claims vigorously. However, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. We cannot predict the outcome of the lawsuit at this time, and can give no assurance that it will not materially adversely affect our financial condition or results of operations.

     In addition to the foregoing, any acquired business could significantly underperform relative to our expectations.

WE CURRENTLY FACE, AND IN THE FUTURE MAY BE THE SUBJECT OF, SECURITIES CLASS ACTION LITIGATION DUE TO PAST OR FUTURE STOCK PRICE VOLATILITY.

     When the market price of a stock has been volatile, holders of that stock sometimes institute securities class action litigation against the company that issued the stock. Currently, Teradyne and two if its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001, and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 and October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorney fees and costs. We strongly believe that the purported class action complaints lack merit and we intend to defend against the claims vigorously. However, we could incur substantial costs defending the lawsuits. The lawsuits could also divert the time and attention of our management. We cannot predict the outcome of the lawsuits at this time, and can give no assurance that they will not materially adversely affect our financial condition or results of operations.

OUR BUSINESS MAY BE ADVERSELY IMPACTED BY DIVESTITURES OF LINES OF BUSINESS WHICH MAY AFFECT OUR ABILITY TO MANAGE AND MAINTAIN OUR BUSINESS.

     Since our inception, we have divested ourselves of certain lines of our business. In the future, we may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

     - the diversion of the attention of management and other key personnel;
     - disruptions and other effects caused by the divestiture of a line of business on our culture, product and service delivery methodology and other standards, controls, procedures and policies;
     - customer satisfaction problems caused by the loss of a divested line of business; and
     - the decreased diversification of our product lines caused by the divestiture of a line of business may make our operating results subject to increased market fluctuations.

In addition, any divested line of business could significantly outperform relative to our expectations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, WE MAY LOSE A VALUABLE ASSET OR MAY INCUR COSTLY LITIGATION TO PROTECT OUR RIGHTS.

     Our products incorporate technology that we protect in several ways, including patents, copyrights, and trade secrets. While we believe that our patents, copyrights, and trade secrets have value, in general no single one is in itself essential. At times, we have been notified that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products, or could require a lengthy and expensive defense which could adversely affect our operating results.

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

WE ARE SUBJECT TO RISKS OF OPERATING INTERNATIONALLY.

     We derive a significant portion of our total revenue from customers outside the United States. Our international sales are subject to significant risks and difficulties, including:

        - unexpected changes in legal and regulatory requirements and in policy changes affecting our markets;
        - changes in tariffs and exchange rates;
        - political and economic instability and acts of terrorism;
        - difficulties in accounts receivable collection;
        - difficulties in staffing and managing international operations; and
        - potentially adverse tax consequences, such as the World Trade Organization's dispute against the U.S. Foreign Sales Credit.

WE MAY INCUR SIGNIFICANT LIABILITIES IF WE FAIL TO COMPLY WITH ENVIRONMENTAL REGULATIONS.

     We are subject to environmental regulations relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

        - restrict our ability to expand our facilities;
        - require us to acquire costly equipment; or
        - require us to incur other significant costs and expenses.

WE HAVE SUBSTANTIALLY INCREASED OUR INDEBTEDNESS.

     On October 24, 2001, we completed a private placement of $400 million of 3.75% Convertible Senior Notes due 2006. As a result, we incurred $400 million principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. We may incur substantial additional indebtedness in the future. The level of our indebtedness, among other things, could:

        - make it difficult for us to make payments on the Notes;
        - make it difficult for us to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
        - require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
        - limit our flexibility in planning for, or reacting to changes in, our business and the industries in which we complete;
        - place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and
        - make us more vulnerable in the event of a further downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the notes.

WE MAY NOT BE ABLE TO SATISFY A CHANGE IN CONTROL OFFER.

     The indenture governing the Notes contains provisions that apply to a change in our control. If someone triggers a change in control as defined in the indenture, we may be required to offer to purchase the Notes with cash. If we have to make that offer, we cannot be sure that we will have enough funds to pay for all the Notes that the holders could tender.

WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS.

     If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or our other obligations, we would be in default under the terms thereof, which would permit the holders of the Notes to accelerate the maturity of the Notes and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, we cannot assure you that we would be able to repay amounts due in respect of the Notes if payment of the Notes were to be accelerated following the occurrence of any other event of default as defined in the indenture governing the Notes. Moreover, we cannot assure that we will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity.

WE MAY NEED ADDITIONAL FINANCING, WHICH COULD BE DIFFICULT TO OBTAIN.

     We expect that our existing cash and investment balances, cash generated from operations and the proceeds from sale of the Notes on October 24, 2001, will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for at least twelve months. In the event we may need to raise additional funds, we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

PROVISIONS OF OUR CHARTER AND BY-LAWS AND MASSACHUSETTS LAW MAKE A TAKEOVER OF OUR COMPANY MORE DIFFICULT.

     Our basic corporate documents, our stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of our company, even if a change of control would be beneficial to our stockholders.

OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE SIGNIFICANTLY.

     Our quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

        - competitive pressures on selling prices;
        - the timing of customer orders and the deferral or cancellation of orders previously received;
        - write-offs of excess and obsolete inventory;
        - changes in product mix;
        - our ability to introduce new products and technologies on a timely basis;
        - the introduction of products and technologies by our competitors;
        - market acceptance of our and our competitors' products;
        - fulfilling backlog on a timely basis;
        - reliance on sole source suppliers;
        - potential retrofit costs;
        - the level of orders received which can be shipped in a quarter; and
        - the timing of investments in engineering and development.

In particular, due to the introduction of a number of new, complex test systems in 2001, there can be no assurance that we will not experience delays in shipment of such new products or that such products will achieve customer acceptance.

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

      On or about September 5, 2001, a complaint was filed in the Superior Court in San Diego County, California, naming as defendants Teradyne and two of its executive officers. On October 9, 2001, defendants removed the state court complaint to the U.S. District Court for the District of Southern California. On October 12, 2001, plaintiffs filed an amended complaint with the federal court. The amended complaint alleges, among other things, that the sale of Teradyne common stock in connection with Teradyne's acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, violated certain California securities statutes and common law, and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. Teradyne disputes the claims and believes they are without merit, and intends to defend vigorously against the lawsuit.

     On or about October 16, 2001, October 19, 2001, and November 7, 2001, three purported class action complaints were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, naming as defendants Teradyne and two of its executive officers. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 and October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne disputes the claims and believes they are without merit, and intends to defend vigorously against the lawsuits.

     In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on the financial position or results of operations of Teradyne.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 24, 2001, we sold to two qualified institutional buyers, Goldman, Sachs & Co. and Banc of America Securities LLC, $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. These initial purchasers received a commission from the sale of the Notes of $11 million. The Notes were resold by the initial purchasers to "qualified institutional buyers" pursuant to Rule 144A of the Securities Act and were not, when issued, of the same class as securities listed on a national securities exchange or quoted on Nasdaq. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by us at any time after October 18, 2004 at specified prices. We expect to use the net proceeds of the offering for research and development activities, possible acquisitions of complementary businesses or technologies, working capital and other general corporate purposes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(A):  EXHIBITS

      None

(B):  REPORTS ON FORM 8-K

      There were no Form 8-K filings by Teradyne during the quarter ended September 30, 2001, as none were required.



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

                                       November 9, 2001