Form 10-K405
period 2001-12-31
TERADYNE INC
filed 2002-03-29
CIK 97210

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

   (MARK ONE)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR

[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                 Title of each class        which registered
                 -------------------        ----------------
               Common Stock, par value
                   $0.125 per share      New York Stock Exchange
                Common Stock Purchase
                        Rights           New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.   Yes  [X]     No   [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any
amendment to this Form 10-K.   [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 2002 was $5.4 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

   The number of shares outstanding of the registrant's only class of Common Stock as of February 24, 2002 was 182,358,506 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement in connection with its 2002 annual meeting of shareholders are incorporated by reference into Part III.

                                TERADYNE, INC.

                                   FORM 10-K

                                    PART I

Item 1:  Business

   Teradyne, Inc. is the world's largest supplier of automatic test equipment and is also a leading provider of high performance interconnection systems and electronic manufacturing services.

   Teradyne's automatic test equipment products include systems that:

    .  test semiconductors ("Semiconductor Test Systems");
    . test and inspect circuit-boards ("Circuit Board Test and Inspection Systems"); and
    .  test high speed voice and data communication ("Broadband Test Systems").

   Teradyne's interconnection systems products and services ("Connection Systems") include:

    . high bandwidth backplane assemblies and associated connectors used in electronic systems; and
    . electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

   On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of automatic test equipment, related software and diagnostic solutions. GenRad's business has been made part of the Circuit Board Test and Inspection Systems operating segment. GenRad activity is reflected in Teradyne's results of operations since the acquisition date. See "Note F: Acquisitions and Divestitures" and "Note S: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements for further information.

   Broadband Test Systems, Diagnostic Solutions, and, prior to 2001, Software Test Systems have been combined into "Other Test Systems" for purposes of reporting Teradyne's operating segments. For financial information concerning Teradyne's operating segments, see "Note S: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements.

   Statements in this Annual Report on Form 10-K which are not historical facts, so called "forward looking statements," are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne's filings with the Securities and Exchange Commission. See also "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors That May Affect Future Results" and "Note E: Risks and Uncertainties" in Notes to Consolidated Financial Statements.

Products

Semiconductor Test Solutions

   Semiconductor Test Systems produced by Teradyne are used by electronic component manufacturers in the design and testing of a wide variety of semiconductor devices, including logic, memory, mixed signal, and "system on a chip" integrated circuits. Semiconductor Test Systems are sold to semiconductor manufacturers, often referred to as "Integrated Device Manufacturers," and subcontractors to the semiconductor industry who may perform design and/or manufacturing functions, often referred to as "Fabless/Subcons." Customers use Teradyne's Semiconductor Test Systems to:

    .  measure product performance;
    .  control and improve product quality;
    .  improve device design;
    .  reduce time to market;
    .  enhance manufacturability;

    .  minimize labor costs; and
    .  increase production yields,

with the overall benefit of comprehensively testing advanced performance devices while reducing total costs associated with testing.

   The semiconductor test market is comprised of two sub-markets. The first sub-market is memory device testing, which includes the testing of dynamic random access memory ("DRAMs") of all types (synchronous, double data rate ("DDR") and Rambus(TM)), static random access memory ("SRAMs") and flash memory. The second sub-market is non-memory device testing, which includes the testing of analog, mixed-signal and system-on-a-chip devices, high performance logic devices and logic devices produced in high volumes.

   Teradyne products within the Semiconductor Test Systems market include:

Memory Test Solutions

   Reducing cost of test is especially crucial in the highly price sensitive memory device market. Wafer probing, or contacting the silicon die to test it prior to packaging, has become an increasingly popular means to increase yield and reduce test costs. Teradyne's Probe-One memory test system delivers one of the shortest possible test times per wafer and one of the lowest test costs. The Probe-One's Flex-Die(TM) architecture delivers the ability to test multiple memory arrays in parallel, further increasing test productivity and reducing test cost. The Probe-One was introduced in 2001. The testing of packaged memory devices remains an important market, as well. Teradyne's J996 memory test system provides high throughput package test solutions for next generation memory devices. The J996 has the accuracy and waveform fidelity to test 250 MegaHertz devices, and is able to test sixty-four 16 Input/Output devices in parallel with a minimal amount of floor space. Teradyne's Aires test system is designed for newest-generation memory devices such as DDR, Direct Rambus(TM) DRAMs and fast SSRAMs. Accurately delivering the high speed, complex patterns required for characterization of these emerging devices, Aires' FlexSystem architecture combines full function memory and logic pattern generators with a per-pin timing system.

System-on-a-Chip / Mixed Signal / Analog Test Solutions

   Semiconductor devices that employ both analog and digital circuits are referred to as "mixed-signal devices." Recent mixed-signal devices called "system on chip," such as those employed in consumer electronics and wireless communication products, include significantly increased functionality compared to earlier mixed-signal devices. The introduction of Teradyne's Catalyst test systems in 1996 began the system-on-a-chip test revolution, providing a single, integrated test environment for system-on-a-chip testing. Teradyne's Catalyst Tiger test system, introduced in 2000, extends component and functional test capability to very high device operating speeds. Catalyst and Catalyst Tiger test systems reduce time to market and cost to test across the customer spectrum, from Integrated Device Manufacturers to Fabless/Subcons. With a market share nearly double its nearest competitor, a majority of people who use a personal computer, surf the Internet, or watch a DVD, are using a product whose semiconductor device was tested with the Catalyst test systems. Teradyne also estimates that 75% of the world's cell phones include devices tested on Teradyne system-on-a-chip / mixed-signal test systems. As of December 31, 2001, more than 1,000 Catalyst test systems have been shipped to customers worldwide. Teradyne's predecessor to the Catalyst test systems, the A5 test systems of advanced mixed-signal test systems has a worldwide installed base of more than 1,000 systems and covers a wide range of device applications, including automotive and telecommunications.

High Performance Test Solutions

   High performance devices such as microprocessors require high performance automatic test equipment for both functional ("Does it function properly?") and structural ("Is it constructed properly?") testing. Very Large Scale Integration ("VLSI") test systems offer solutions for the broadest range of high performance devices used in today's electronics and Internet products, such as personal computers and video game consoles, Internet routers and switches, and network servers. Almost every type of high-end microprocessor, integrated processor, and graphic device in the world today is tested on a Teradyne high performance logic test system. Teradyne's J973EP is one of the only VLSI test systems designed for the wide range of testing capability needed for structural to functional testing in a single test system. This product's flexible configuration provides the ability to switch between functional and structural test in real time, minimizing test cost by matching test performance to device test requirements only when needed. The J973EP expands the performance curve on accuracy, precision device power, and differential bus testing.

High Volume Device Test Solutions

   Devices tested in high volume, such as microcontrollers, are at the heart of almost every consumer electronics product, from small appliances to automotive engine controllers. Produced in enormous quantities where every penny matters, delivering the lowest cost of test at very high production throughput rates is essential. Teradyne's Integra test systems combine compact packaging, high performance, and ease of use into a system designed to meet the high volume / low cost requirements of microcontroller production test. Increasing the level of integration in the system is key to reducing system cost and size. Teradyne is the first automatic test equipment vendor to combine four channels of automatic test equipment timing functionality into a single custom semiconductor device. Teradyne's design team created an innovative technique that enabled integration of a full 64 channels of test capability onto a single printed circuit board. This design approach eliminated the mainframe and interconnection cabling resulting in a complete test system housed in a compact test head-only configuration. Its "zero footprint" design reduces the total cost of ownership and allows for more efficient use of production floor space. Teradyne's Integra test systems include the J750 and J750k. Using the same compact, low cost architecture Teradyne's IP750 CCD Image Sensor test system enjoys the world's largest shipment volume and installed base in the image sensor device test market, driven by the burgeoning popularity of digital cameras and other imaging products.

Connection Systems Solutions

   Connection Systems is a global supplier of high-performance components and electronic manufacturing services. Connection System's component technology can be found in such diverse products as Internet routers, computer servers, mass data storage and telecom switches. Connection Systems offers a total interconnect solution with a broad suite of technologically differentiated capabilities including printed circuit boards, high-speed, high-density connectors, multi-gigabit backplane assemblies and complete systems integration and test.

   A backplane plays the crucial roll of locating and supporting printed circuit boards within a system, enabling them to "talk" to each other and to the outside world. Connection Systems produces custom, large format backplanes, up to .400 inches thick and 24 inches x 54 inches in size with up to 64 layers. Connectors are devices that allow the backplane and other printed circuit boards (sometimes called daughter cards) to plug together. High bandwidth capability packed in a small amount of space is an important technological advantage of Teradyne's connectors. Connection System's VHDM(R) and VHDM-HSD(TM) connector families have become a standard in the industry for high-speed, high-density interconnect. The GbX(TM) connector was introduced in 2001 to achieve even higher data rates and greater interconnection density. The Connection Systems organization also provides electronic manufacturing services, including backplane assembly, electro-mechanical integration of sub-assemblies, and complete systems integration and test.

   An essential element of the Connection Systems business is its design and applications engineering expertise at every step in the process. This expertise helps customers balance critical cost and performance needs during system design. In addition, by providing program management services, Connection Systems becomes an extension of the customer's operation, delivering quick turn prototypes and high technology production volumes.

Circuit Board Test and Inspection Solutions

   The central element of almost every electronic product is a printed circuit board. A circuit board includes all the components and their interconnections that cause the board to perform its intended functions. As more and more product functionality is packed into smaller packages, such as PDAs, phone handsets and laptop computers, both the circuit boards and their components are increasingly complex. The circuit board manufacturing process is also complex and demands a number of inspection and test steps. Teradyne circuit board test and inspection equipment is used throughout the manufacturing process to ensure high production yields, to maintain overall product quality, to diagnose faults quickly where and when they occur, and to reduce total manufacturing cost. The Teradyne circuit board and inspection product range includes the following products:

In-Circuit Test

   In-circuit test systems examine the assembled and soldered circuit board for proper construction under both power-off and power-on conditions. Faulty components or solder problems are identified quickly and precisely. Because of their relatively low cost, high throughput and diagnostic accuracy, in-circuit testers are used universally in every electronics production line. Teradyne in-circuit products support a full range of circuit board test applications, including prototype and ramp up, high-volume production, selective or sample test and final or system test. Accordingly, Teradyne offers a wide variety of capabilities and options with its Spectrum 8000-series, Z1800-series and GR TestStation product lines. Specialized systems such as the GR Pilot and Javelin "flying probers" round out one of the industry's broadest and most capable product families.

Imaging Inspection

   As circuit boards become increasingly dense and complex, achieving the electrical contact required for the traditional in-circuit test method is becoming more difficult, time-consuming and expensive. "Loss of (electrical) access" is a primary driver behind the increasing popularity of imaging inspection systems, which examine the circuit board for physical qualities including correct component presence and orientation, the absence of electrical opens and solder quality. Teradyne's imaging inspection systems employ one of two technologies: automated optical inspection ("AOI"), whereby a visual image of the board is captured and analyzed; and automated x-ray inspection ("AXI"), which captures an x-ray image of the board. Each technology has particular strengths in analyzing various board defect classes. For example, AOI is the preferred technology for evaluating and diagnosing component-related defects, while AXI is the preferred technology for analyzing solder-related defects. Teradyne's Optima 7000-series AOI systems employ advanced and patented lighting, camera, software, and mechanics, resulting in highly reliable, repeatable, and accurate optical inspection at high line speeds. The AXI product line offers fast throughput with high resolution on both its two-dimensional (2D) and three-dimensional (3D) models, and is the only product line that includes a combined 2D/3D capability.

Functional Test

   Functional test systems examine the circuit board to determine whether it will meet its performance specifications and whether it will properly perform its intended "function." Functional testing is typically employed at the conclusion of the manufacturing process, as the final check step, to ensure the product will work as designed. Teradyne's functional test product line encompasses a full range of functional test applications, including high-volume production, final or system test, and field or depot diagnosis and repair. Available products range from VXI and PXI open architecture instruments and systems, to fully configured platforms for a wide range of manufacturing and depot test applications. Teradyne functional test systems include focused solutions for the communications, computer, and automotive markets, addressing functional test requirements for products such as automotive engine control units, telecom/datacom infrastructure equipment, wireless handheld devices, and complex/mission critical military/aerospace products. All Teradyne functional test solutions are designed specifically for the production test environment, which helps ensure that the test system has been optimized for throughput, reliability, and repeatability.

Design to Build Software

   Electronics manufacturers employ a variety of circuit board test and inspection equipment throughout their production lines. This broad range of circuit board test and inspection choices requires extensive test planning and preparation, often referred to as "design to build" or "D2B". Teradyne's Strategist software tool enables users to model, simulate, optimize and execute a cost-effective test and inspection strategy, which optimally divides test and inspection tasks among the imaging inspection, in-circuit and functional systems used on the manufacturing line. Once the strategy is determined, the user then employs Teradyne's Alchemist software to generate test software and documentation for the test and inspection equipment being used in the manufacturing line.

Broadband Test Solutions

   Broadband Test Systems test the capacity and quality of telephone and cable television lines connected to homes and businesses. These state-of-the-art testing capabilities support cable and telephone company service provider's goals to sell and deploy broadband services sooner and improve the efficiency of qualification, provisioning, and customer care. Broadband Test Systems provide voice network maintenance solutions for the communications industry. Testing more than 120 million access lines worldwide for many of the world's largest telecommunications companies, including British Telecommunications, Deutsche Telecom and Verizon, Teradyne's 4TEL access network maintenance systems reduce operating cost and increase customer satisfaction by reliably detecting and identifying line faults within a telecommunications access network. With ten years of Internet protocol testing experience, Teradyne also provides products to telecommunications companies such as local exchange carriers for Internet testing, customer care and voice network maintenance.

   Teradyne products within the Broadband Test Systems market include:

4TEL & 4TEL II Voice Test Systems

   Teradyne's 4TEL voice test system precisely identifies and isolates faults within a telecommunications network, inside or outside customer premises, without the need for customer isolation equipment. The 4TEL II voice test system accurately isolates faults to such zones as exchange hardware, exchange wiring, access cable, inside premises wiring and customer equipment.

   The 4TEL system quickly locates the precise geographic location of a fault, enabling service providers to dispatch craftspeople to fix a fault, rather than dispatching them to find the fault. The 4TEL voice test system also reliably identify when a dispatch is not needed, such as when the problem exists in customer-owned equipment. Teradyne's 4TEL system currently tests one seventh of the world's voice lines.

NetFlare(TM) End-to-End Internet Testing

   Cable and telephone company service providers can reduce broadband service call handling time with Teradyne's NetFlare system. This newly developed technology allows the consumer or call center representative to emulate the consumer's network experience and determine the source of a problem. For example, NetFlare technology automatically measures throughput as the consumer experiences it, determines whether the broadband service provider commitment is met, and identifies the network source of the problem. NetFlare significantly reduces average call handling time and reduces the necessity for further technical support.

Celerity(TM) Speed Provisioning and Qualification Products

   Service providers need to know which cable lines between the central office and the end user are qualified for digital subscriber lines ("DSL") and which are not. Existing cable records are typically insufficient. Teradyne's Celerity product qualifies millions of lines for DSL capability in hours, and develops a database immediately showing which lines are qualified, which lines require conditioning and which lines are disqualified. Celerity performs real time testing that provides detailed loop qualification information and tests in-service DSL lines, identifying the presence and dispatch location of faults that affect data transmission. Celerity customers are able to significantly reduce costs of deployment and identify new lines and high-speed lines for increased revenue.

Diagnostic Solutions

   Diagnostic Solutions is a major supplier of automotive manufacturing test and service bay diagnostic systems supporting vehicle electronics systems throughout their lifecycle, from design through manufacturing to service. Diagnostic Solutions products are used by automotive and transportation original equipment manufacturers, as well as by independent service providers.

Software Test Solutions

   Software Test Systems, which Teradyne divested in December 2000, are used by a number of industries to test communications networks, computerized telecommunication systems, and web based applications.

Summary of Net Sales by Operating Segment

   Teradyne's four principal operating segments accounted for the following percentage of consolidated net sales for each of last three years:

                                                     % of consolidated net sales
                                                     --------------------------
                                                       2001       2000    1999
                                                     ----        ----    ----
   Semiconductor Test Systems.......................  50%         67%     68%
   Connection Systems...............................  38          24      21
   Circuit Board Test and Inspection Systems........   9           5       6
   Other Test Systems...............................   3           4       5
                                                     ---         ---     ---
   Total............................................ 100%        100%    100%

Sales and Distribution

   Teradyne's systems are extremely complex and require extensive support both by the customer and by Teradyne. Prices for Teradyne's systems can reach $3 million or more. In 2001, no single customer accounted for more than 10% of Teradyne's consolidated net sales. In 2001, Teradyne's three largest customers accounted for 24% of consolidated net sales.

   Direct sales to United States government agencies accounted for less than 1% of consolidated net sales in 2001, 2000, and 1999. Approximately 5% of Circuit Board Test and Inspection Systems sales in 2001 were to the United States government agencies. Sales were also made within each of Teradyne's segments to customers who are government contractors. Approximately 3% of Connection Systems sales and approximately 27% of Circuit Board Test and Inspection Systems sales fell into that category in 2001. On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut.

   Teradyne has sales and service offices located throughout North America, South East Asia, Europe, Taiwan, Japan, and Korea as Teradyne's customers outside the United States are located primarily in these geographic areas. Teradyne sells in these areas predominantly through a direct sales force. Primarily all of Teradyne's manufacturing activities are conducted in the United States. Sales to customers outside the United States accounted for 49% of consolidated net sales in 2001, 54% in 2000, and 52% in 1999. Sales to customers located in Taiwan were 10% in 2001 and 2000. Sales are attributed to geographic areas based on the location of the customer site.

   Teradyne is subject to the inherent risks involved in international trade, such as:

    .  political and economic instability and acts of terrorism;
    .  restrictive trade policies;
    .  controls on funds transfer;
    .  currency fluctuations;
    .  difficulties in managing distributors;
    . potentially adverse tax consequences; and . the possibility of difficulty in accounts receivable collection.

   Teradyne attempts to reduce the effects of currency fluctuations by hedging those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and by conducting some of its international transactions in U.S. dollars or dollar equivalents. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risks" and "Note G: Financial Instruments" in Notes to Consolidated Financial Statements.

Competition

   Teradyne faces substantial competition, throughout the world in each of its operating segments. Some of these competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne's competitors have introduced or announced new products with certain performance characteristics that may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of Teradyne's products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne's business, financial condition and results of operations.

Backlog

   At December 31, 2001 and 2000, Teradyne's backlog of unfilled orders in each of its four principal operating segments was as follows:


                                                      (in millions)
                                                     ---------------
                                                      2001    2000
                                                     ------ --------
           Semiconductor Test Systems............... $317.2 $  742.1
           Connection Systems.......................  357.6    534.4
           Circuit Board Test and Inspection Systems   55.5     68.4
           Other Test Systems.......................   32.7     37.2
                                                     ------ --------
                                                     $763.0 $1,382.1

   Of the backlog at December 31, 2001, approximately 97% of the Semiconductor Test Systems backlog, 100% of the Connection Systems backlog, 92% of Circuit Board Test and Inspection Systems backlog, and 59% of the Other Test Systems backlog is expected to be delivered in 2002. Teradyne's experience indicates that a portion of orders included in the backlog may be canceled or rescheduled. During 2001, Teradyne experienced an increase in the rescheduling of delivery dates by some of its customers, and thus the timing of the delivery of a significant portion of Teradyne's backlog is uncertain. In 2001, Teradyne experienced cancellations of $285.5 million. Teradyne may experience additional cancellations in the future. There are no seasonal factors related to the backlog.

Raw Materials

   Teradyne's products require a wide variety of electronic and mechanical components. Teradyne can experience occasional delays in obtaining timely delivery of certain items. Additionally, Teradyne could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Any prolonged inability to obtain adequate supplies, or any other circumstances that would require Teradyne to seek alternative sources of supply could have a material adverse effect on its business, financial condition, and results of operations.

Patents and Licenses

   Teradyne's development of its products, both hardware and software, is largely based on proprietary information. Teradyne protects its rights in proprietary information through various methods such as:

    .  copyrights;
    .  trademarks;
    .  patents and patent applications;
    .  software license agreements; and
    .  employee agreements.

   Any invalidation of Teradyne's intellectual property rights could have a material adverse effect on its business.

Employees

   As of December 31, 2001, Teradyne employed approximately 8,400 people. Since the inception of Teradyne's business, there have been no work stoppages or other labor disturbances. Teradyne has no collective bargaining contracts.

Engineering and Development Activities

   The highly technical nature of Teradyne's products requires a large and continuing engineering and development effort. Engineering and development expenditures were approximately $288.7 million in 2001, $348.0 million in 2000, and $261.9 million in 1999. These expenditures amounted to approximately 20% of consolidated net sales in 2001, 11% in 2000, and 15% in 1999.

Environmental Affairs

   Teradyne's manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from manufacturing plant wastes and emissions. These laws include:

    .  The Comprehensive Environmental Response, Compensation, and Liability
       Act;
    .  The Superfund Amendment and Reauthorization Act of 1986;
    .  The Occupational Safety and Health Act;
    .  The Clean Air Act;
    .  The Clean Water Act;
    .  The Resource Conservation and Recovery Act of 1976; and
    .  The Hazardous and Solid Waste Amendments of 1984.

   In the opinion of management, the costs associated with complying with these laws and regulations have not had and are currently not expected to have a material effect upon the financial position or results of operations of Teradyne.

   In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at two clean-up sites, one in California and one in Rhode Island. Teradyne does not believe that it has any liability for the cleanup of the California site, and has requested the state of California to remove Teradyne's name from the list of PRPs, however, Teradyne has not yet received a reply. In the opinion of management, the costs associated with complying with the clean-up of this site, if required, are not expected to have a material effect upon the financial position or results of operations of Teradyne. However, Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that it will not materially adversely affect Teradyne's financial condition or results of operations. With respect to the second site, in Rhode Island, additional information is currently being collected to better understand Teradyne's financial obligations, if any, for its portion of the clean-up of this site.

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

 Executive Officer   Age          Position             Business Experience For The Past 5 Years
 -----------------   ---          --------             ----------------------------------------
George W. Chamillard 63  President, Chairman of the Chairman of the Board since 2000; President
                              Board, and Chief      and Chief Executive Officer of Teradyne since
                             Executive Officer      1997; Director of Teradyne since 1996;
                                                    President and Chief Operating Officer of
                                                    Teradyne from 1996 to 1997; Executive Vice
                                                    President of Teradyne from 1994 to 1996.
Gregory R. Beecher.. 44   Vice President and Chief  Vice President and Chief Financial Officer of
                             Financial Officer      Teradyne since 2001; Partner at
                                                    PricewaterhouseCoopers LLP from 1993 to
                                                    2001.
Edward Rogas, Jr.... 61    Senior Vice President    Senior Vice President of Teradyne since 2000;
                                                    Vice President of Teradyne from 1984 to 1999.
David L. Sulman*.... 58    Senior Vice President    Senior Vice President of Teradyne from 2000
                                                    to 2001; Vice President of Teradyne from 1994
                                                    to 1999.
Thomas S. Grilk..... 54  Vice President and General Vice President and General Counsel of
                                  Counsel           Teradyne since 2000; VP of Government
                                                    Affairs and Assistant General Counsel at
                                                    Compaq Computer Corp and Digital
                                                    Equipment Corp from 1994 to 2000.
Michael A. Bradley.. 53         President of        President of Semiconductor Test since 2001;
                             Semiconductor Test     Vice President of Teradyne from 1992 to 2001;
                                                    Chief Financial Officer of Teradyne from 1999
                                                    to 2001.
John M. Casey....... 53  President of Circuit Board President of Circuit Board Test and Inspection
                            Test and Inspection     since 2002; Vice President of Teradyne since
                                                    1990.
Richard E. Schneider 44   President of Connection   President of Connection Systems since 2001;
                                  Systems           Vice President of Teradyne from 1998 to 2001;
                                                    Connections Systems manager from 1998 to
                                                    2001; Connection Systems Business
                                                    Development manager from 1997 to 1998.
G. Richard MacDonald 53          Controller         Controller of Teradyne since 2001; Controller
                                                    of Teradyne's Industrial Consumer Division
                                                    from 1989 to 2001.
Stuart M. Osattin... 56      Vice President and     Vice President and Treasurer of Teradyne
                                 Treasurer          since 1994.

*Mr. Sulman retired from Teradyne on December 31, 2001.

Item 2:  Properties

   Teradyne's executive offices are in Boston, Massachusetts. Manufacturing and other operations are carried on in several locations. The following table provides certain information as to Teradyne's principal general offices and manufacturing facilities.

                                                                            Approximate
                                                                            Square Feet
                                                                   Property  of Floor
          Location                     Operating Segment           Interest    Space
          --------            ------------------------------------ -------- -----------
Boston, Massachusetts........ Semiconductor Test & General Offices   Own      492,000
Agoura Hills, California..... Semiconductor Test                     Own      572,000
Nashua, New Hampshire........ Connection Systems                     Own      569,000
North Reading, Massachusetts. Semiconductor Test & Circuit Board
                              Test and Inspection                    Own      273,000
North Reading, Massachusetts. Unoccupied                             Own      425,000*
Westford, Massachusetts...... Circuit Board Test and Inspection     Lease     230,000
Woburn, Massachusetts........ Semiconductor Test                    Lease     205,000
San Diego, California........ Connection Systems                     Own      192,000
Hudson, New Hampshire........ Connection Systems                    Lease     144,000
San Jose, California......... Semiconductor Test                     Own      120,000
Stoughton, Massachusetts..... Unoccupied                             Own      120,000*
Mexicali, Mexico............. Connection Systems                    Lease     112,000
La Verne, California......... Connection Systems                     Own       93,000
Shanghai, China.............. Unoccupied                            Lease      87,000*
Manchester, England.......... Diagnostic Solutions                  Lease      75,000
Kumamoto, Japan.............. Semiconductor Test                     Own       66,000
Deerfield, Illinois.......... Broadband Test                         Own       63,000
Walnut Creek, California..... Circuit Board Test and Inspection     Lease      60,000
Plano, Texas................. Connection Systems                    Lease      50,000
Dublin, Ireland.............. Connection Systems                    Lease      46,000
Fremont, California.......... Connection Systems                    Lease      46,000

*This space is unoccupied and therefore available for future expansion.

Item 3:  Legal Proceedings

   In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law, and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The second amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint.

   Teradyne and two of its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs.

   Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against the lawsuits. However, an adverse resolution of any of the lawsuits could have a material adverse effect on Teradyne's financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits and therefore has not accrued for any potential losses from the lawsuits.

   In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on Teradyne's financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

   The following table shows the market range for Teradyne's Common Stock based on reported sale prices on the New York Stock Exchange.

                               Period                             High    Low
                               ------                             ----    ---
2001 First Quarter.............................................. $ 44.05 $29.05
     Second Quarter.............................................   47.21  26.25
     Third Quarter..............................................   37.45  18.43
     Fourth Quarter.............................................   33.00  18.50
2000 First Quarter.............................................. $ 94.94 $54.88
     Second Quarter.............................................  115.44  65.00
     Third Quarter..............................................   81.00  34.94
     Fourth Quarter.............................................   41.63  23.00

   The number of record holders of Teradyne's Common Stock at February 22, 2002 was 891.

   Teradyne has never paid cash dividends because it has been Teradyne's policy to use earnings to finance expansion and growth. Payment of future cash dividends will rest within the discretion of the Board of Directors and will depend, among other things, upon Teradyne's earnings, capital requirements, and financial condition. Teradyne presently expects to retain all of its earnings for use in the business.

Item 6:  Selected Financial Data

                                                         Years Ended December 31,*
                                          -------------------------------------------------------
                                             2001        2000       1999       1998       1997
                                          ----------  ---------- ---------- ---------- ----------
                                             (Dollars in thousands, except per share amounts)
Net sales................................ $1,440,581  $3,043,946 $1,790,912 $1,489,151 $1,266,274
                                          ==========  ========== ========== ========== ==========
(Loss) income before cumulative effect of
  change in accounting principle......... $ (202,215) $  517,754 $  191,694 $  102,117 $  127,608
                                          ==========  ========== ========== ========== ==========
(Loss) income before cumulative effect of
  change in accounting principle per
  common share--basic.................... $    (1.15) $     2.99 $     1.12 $     0.61 $     0.76
                                          ==========  ========== ========== ========== ==========
(Loss) income before cumulative effect of
  change in accounting principle per
  common share--diluted.................. $    (1.15) $     2.86 $     1.07 $     0.59 $     0.74
                                          ==========  ========== ========== ========== ==========
Total assets............................. $2,542,391  $2,355,868 $1,568,213 $1,312,814 $1,251,674
                                          ==========  ========== ========== ========== ==========
Long-term obligations.................... $  451,682  $    8,352 $    8,948 $   13,200 $   13,141
                                          ==========  ========== ========== ========== ==========

   *Note: Previously published financial data prior to 2000 has not been restated to give the pro forma effect of the adoption of the provisions of SAB
101. See "Note C: Change in Accounting Principle" in Notes to Consolidated Financial Statements for further information.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, made pursuant to the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties, such as statements of Teradyne's plans, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Teradyne's actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in "Certain Factors That May Affect Future Results" and elsewhere herein.

Critical Accounting Policies and Estimates

   Teradyne has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported and expected financial results.

   The preparation of consolidated financial statements requires Teradyne to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Teradyne evaluates its estimates, including those related to inventories, investments, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies and litigation. Teradyne bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is Teradyne's policy to require an arrangement with its customers, either in the form of a written or electronic contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, Teradyne assesses whether the sales price is fixed or determinable based upon the payment terms of the arrangement. If a significant portion of the sales price is not due with normal payment terms, the sales price may not be deemed fixed and revenue would be recognized as the amounts become due. Teradyne does not offer a right of return on its products.

   Teradyne assesses collectibility based on a number of factors, including past transaction and collection history with a customer and the credit-worthiness of the customer. Teradyne performs on-going credit evaluations of its customer's financial condition but generally does not require collateral from its customers. If Teradyne determines that collectibility of the sales price is not reasonably assured, revenue is deferred until such time as collection becomes reasonably assured, which is generally upon receipt of payment from the customer.

   Revenue is recognized upon delivery provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. In order to recognize revenue the functionality of the undelivered element must not be essential to the delivered element. Installation is not considered essential to the functionality of the product as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. In addition to installation, other elements may include service arrangements and undelivered products. Teradyne's products are generally subject to warranty and related costs are provided for in cost of sales when product revenue is recognized.

   Interconnection systems and electronic manufacturing assembly services revenue is recognized upon shipment or delivery according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

   For certain contracts eligible for contract accounting under Statement of Accounting Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. The software in these arrangements requires significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. To date revenue under contract accounting has not been material.

   Inventories which include materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such an impairment is identified through the quarterly review process. Excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory, in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses. In 2001, Teradyne recorded an inventory provision for excess and obsolete inventory of $139.7 million which includes a writedown for discontinued product lines of $34.5 million. If actual demand, product mix or possible alternative uses are less favorable than those projected by management, additional inventory write-downs may be required.

   On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. Realization of Teradyne's net deferred tax assets is dependent on its ability to generate approximately $415 million of future taxable income. Teradyne believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income, however, there can be no assurance that Teradyne will be able to meet its expectations of future income. If Teradyne continues to incur significant losses for an extended period of time, Teradyne could be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Teradyne establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the statement of operations.

   Teradyne assesses the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Teradyne considers important which could indicate an impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of Teradyne's use of the acquired asset or the strategy for Teradyne's overall business and significant negative industry or economic trends. When Teradyne determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, Teradyne measures any impairment based on a projected discounted cash flow method using a discount rate determined by its management to be commensurate with the risk inherent in its current business model. During 2001, Teradyne recorded charges of $32.3 million related to the impairment of certain excess facilities and long-lived assets. Intangible assets, long-lived assets, and goodwill amounted to $1.1 billion as of December 31, 2001.

   The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. At December 31, 2001, this allowance for doubtful accounts amounted to $6.3 million. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer's current payment history, the customer's current financial statements and other information regarding the customer's credit worthiness. If the financial condition of Teradyne's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                           STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     2001          2000         1999
                                                                  -----------   ----------   ----------
                                                                          (dollars in thousands)
Net sales........................................................  $1,440,581   $3,043,946   $1,790,912
                                                                  ===========   ==========   ==========
(Loss) income before cumulative effect of change in accounting
  principle......................................................  $ (202,215)  $  517,754   $  191,694
                                                                  ===========   ==========   ==========
(Decrease) increase in net sales from preceding year:
Amount........................................................... ($1,603,365)  $1,253,034   $  301,761
                                                                  ===========   ==========   ==========
Percentage.......................................................         (53)%         70 %         20%
                                                                  ===========   ==========   ==========
(Decrease) increase in income (loss) from preceding year.........  $ (719,969)  $  326,060   $   89,577
                                                                  ===========   ==========   ==========
Percentage of net sales:
Net sales........................................................       100.0 %      100.0 %      100.0%
Expenses:
Cost of sales....................................................        70.9         52.8         56.1
Cost of sales - inventory provision and other charges............        11.1           --           --
Engineering and development......................................        20.1         11.4         14.6
Selling and administrative.......................................        18.7         12.4         14.9
Restructuring and other charges..................................         3.7           --           --
                                                                  -----------   ----------   ----------
                                                                        124.5         76.6         85.6
Net interest and other income....................................         1.9          0.9          0.9
                                                                  -----------   ----------   ----------
(Loss) income before income taxes and cumulative effect of change
  in accounting principle........................................       (22.6)        24.3         15.3
(Benefit) provision for income taxes.............................        (8.6)         7.3          4.6
                                                                  -----------   ----------   ----------
(Loss) income before cumulative effect of change in
  accounting principle...........................................       (14.0)        17.0         10.7
Cumulative effect of change in accounting principle..............          --         (2.1)          --
                                                                  -----------   ----------   ----------
Net (loss) income................................................       (14.0)%       14.9 %       10.7%
                                                                  ===========   ==========   ==========

   On October 26, 2001, Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software, and diagnostic solutions. GenRad's business has been made a part of the Circuit Board Test and Inspection Systems operating segment. GenRad activity is reflected in Teradyne's results of operations since the acquisition date. See "Note F: Acquisitions and Divestitures" in Notes to Consolidated Financial Statements for further information.

Results of Operations:

2001 compared to 2000

Revenue

   Teradyne's four principal operating segments accounted for the following percentages of consolidated net sales for each of last three years:

                                                      % of consolidated
                                                          net sales
                                                      ----------------
                                                      2001    2000 1999
                                                      ----    ---- ----
            Semiconductor Test Systems...............  50%     67%  68%
            Connection Systems.......................  38      24   21
            Circuit Board Test and Inspection Systems   9       5    6
            Other Test Systems.......................   3       4    5
                                                      ---     ---  ---
            Total.................................... 100%    100% 100%

   Sales decreased 53% in 2001 to $1,440.6 million from $3,043.9 million in 2000. Semiconductor Test Systems sales decreased 65%, to $717.7 million in 2001 from $2,044.0 million in 2000, Connection Systems sales to unaffiliated customers decreased 26%, to $540.8 million in 2001 from $734.6 million in 2000, and Circuit Board Test and Inspection Systems sales decreased 6%, to $132.4 million in 2001 from $141.2 million in 2000. These decreases reflect the overall economic and industry market conditions described below. Circuit Board Test and Inspection Systems sales include the two-month impact of the GenRad acquisition which contributed sales of $19.0 million. Other Test Systems sales decreased 60%, to $49.7 million in 2001 from $124.1 million in 2000, which principally reflects the divestiture of Software Test Systems at the end of 2000 as well as the overall economic and industry market conditions described below. During the fourth quarter of 2000, Teradyne implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) retroactive to the beginning of the year. Included in 2001 sales was $98.7 million related to shipments of customer orders in 2000 where title was retained by Teradyne until customer payment in order to perfect a security interest. Teradyne no longer retains title until customer payment.

   Teradyne's business has been adversely impacted by the slowdown in economies worldwide including the effects of the hostilities begun in September 2001. Teradyne has also been adversely affected by the cyclical nature of the electronics and semiconductor industries, which experience recurring periods of oversupply of products and equipment of the type Teradyne sells. These factors have resulted in a downturn in the demand for Teradyne's products. During 2001, orders declined significantly across all of Teradyne's product lines when compared with the orders Teradyne received during 2000. The reduction in net orders across Teradyne for 2001 compared with 2000 was approximately $2,512.7 million. Teradyne's experience in previous downturns has been that orders improve as Teradyne's customers' capital expenditures increase. At present, however, Teradyne cannot say how long the current downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets considered realizable could be significantly reduced.

   In 2001 and 2000, no single customer accounted for more than 10% of consolidated net sales. In 2001, Teradyne's three largest customers accounted for 24% of consolidated net sales.

Bookings

   Net orders decreased 76% to $808.2 million in 2001 from $3,320.9 million in 2000. Net orders decreased in all operating segments and were led by a 85% decrease in Semiconductor Test Systems net orders. Connection Systems net orders, Circuit Board Test and Inspection Systems net orders, and Other Test Systems net orders decreased 64%, 33%, and 78%, respectively. Teradyne experienced cancellations of $285.5 million during 2001. Teradyne's net orders for its four principal operating segments for 2001 and 2000 were as follows:

                                                      (in millions)
                                                      2001    2000
                                                     ------ --------
           Semiconductor Test Systems............... $294.0 $1,960.5
           Connection Systems.......................  385.0  1,082.0
           Circuit Board Test and Inspection Systems  101.4    151.6
           Other Test Systems.......................   27.8    126.8
                                                     ------ --------
                                                     $808.2 $3,320.9

   Teradyne's backlog decreased 45% to $763.0 million in 2001 from $1,382.1 million in 2000. At December 31, 2001 and 2000, Teradyne's backlog of unfilled orders for its four principal operating segments was as follows:

                                                      (in millions)
                                                      2001    2000
                                                     ------ --------
           Semiconductor Test Systems............... $317.2 $  742.1
           Connection Systems.......................  357.6    534.4
           Circuit Board Test and Inspection Systems   55.5     68.4
           Other Test Systems.......................   32.7     37.2
                                                     ------ --------
                                                     $763.0 $1,382.1

   Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne's backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne's business and results of operations.

Gross Margin

   Certain costs in 2001 and 2000 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities. The impact of the reclassifications is detailed below:

                                          Year Ended   Year Ended
                                         December 31, December 31,
             Increase / (Decrease)           2001         2000
             ---------------------       ------------ ------------
             (in thousands)
             Cost of sales..............   ($57,046)    ($62,325)
             Engineering and development     39,750       47,104
             Selling and administrative.     17,296       15,221

   Cost of sales, excluding the charges described below, increased to 71% of sales in 2001 from 53% of sales in 2000. The percentage increase in 2001 was attributable to the decreased utilization of Teradyne's manufacturing capacity, as sales volume decreased while certain components of costs of sales remained fixed. The increase in the percentage of cost of sales was also impacted to a lesser extent by increased competitive price pressure as current semiconductor products mature and the mix of Teradyne's business changes as Connection Systems and Circuit Board Test and Inspection System sales, which have lower gross margins, become a larger percentage of Teradyne's business.

   Teradyne introduced a number of new products in 2001. Generally, Teradyne's new products begin their product life with lower gross margins and margins improve as volume purchases increase and cost reduction activities are implemented. There can be no assurance that significant improvements in gross margins will be achieved on current or new Teradyne products through either volume purchases or cost reduction activities.

   Cost of sales related to inventory provisions and other charges for asset impairments and vacated leases was $159.8 million in 2001. Inventory provision for excess and obsolete inventory was $105.2 million in 2001, which excludes the inventory writedowns for product line discontinuance, compared to $27.5 million in 2000, included in cost of sales, representing a 5% increase. The increase in the inventory provision was caused by the worldwide economic slowdown during 2001. Between 2000 and 2001, orders declined by approximately $2,512.7 million, a 76% decrease. This drop in orders combined with lead time requirements for inventory procurement and Teradyne's new product introduction plans necessitated additional charges for excess and obsolete inventory. During 2001, Teradyne recorded an inventory writedown in Semiconductor Test Systems due to the discontinuance of the Flash 750 product line of $32.3 million and related asset impairments of $4.6 million. In the third and fourth quarters of 2001, Teradyne recorded a charge of $15.4 million for certain impaired manufacturing assets and vacated space under operating leases at Connection Systems.

Engineering and Development

   Engineering and development expenses, as a percentage of sales, increased to 20% in 2001 from 11% in 2000, with spending decreasing by $59.4 million. This spending decrease was primarily due to lower material costs and the impact of workforce reductions, salary cuts, and furloughs in Semiconductor Test Systems and Circuit Board Test and Inspection Systems, excluding the impact of the GenRad acquisition. Connection Systems engineering and development spending increased 5% from 2000 to 2001.

Selling and Administrative

   Selling and administrative expenses increased to 19% of sales in 2001 from 12% of sales in 2000, with spending decreasing by $107.7 million. The decrease in spending was principally due to certain cost containment programs such as workforce reductions, salary cuts, and furloughs.

Restructuring and Other Charges

   Restructuring and other charges include a workforce reduction and early retirement provision of $37.3 million, a charge for a Connection Systems impaired facility of $12.0 million, a charge for impaired assets of $1.9 million relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems, and a charge for vacated space under certain operating leases of $1.7 million in Circuit Board Test and Inspection Systems. There were approximately 2,900 employees terminated in 2001 across all functional groups. These terminations will result in future cost savings in 2002 of approximately $132.0 million. Teradyne has paid $23.8 million in severance benefits during 2001. All remaining severance benefits for employees terminated in 2001 will be paid by the fourth quarter of 2002.

   Below is a table summarizing activity relating to restructuring and other charges:

                                         Lease
                                        Payments
                             Severance     on
                                and     Vacated    Impaired  Impaired
                             Benefits  Facilities Facilities  Assets   Total
                             --------- ---------- ---------- -------- --------
                                               (in thousands)
2001 provision.............. $ 37,278    $1,676    $ 12,000  $ 1,923  $ 52,877
Cash payments...............  (23,755)       --          --       --   (23,755)
Non-cash charges............       --        --     (12,000)  (1,923)  (13,923)
                             --------    ------    --------  -------  --------
Balance at December 31, 2001 $ 13,523    $1,676    $     --  $    --  $ 15,199
                             ========    ======    ========  =======  ========

   The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

Interest income and expense

   Interest income decreased by $2.4 million to $22.7 million in 2001 compared to $25.1 million in 2000. The decrease in 2001 was attributable to decreases in the average invested balances and lower interest rates. Interest expense increased by $2.3 million as a result of interest expense for two months associated with Teradyne's convertible notes.

Other income and expense

   Included in other income in 2001 is a gain from the sale of Connections Systems aerospace and defense business of $14.8 million. Included in other expense for 2001 is Teradyne's proportionate share of a loss related to an equity method investment of $7.0 million.

Income before taxes

   (Loss) income before income taxes and cumulative effect of change in accounting principle was a loss of $326.2 million in 2001 compared to income of $739.6 million in 2000. Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems income before income taxes decreased $907.2 million, $167.5 million, $40.3 million, and $3.3 million, respectively in 2001 due to decreased sales in each group and the market conditions described above.

Income taxes

   Teradyne's effective tax rate benefit was 38% in 2001. The effective tax rate provision for the year ended 2000 was 30%. The change in the tax rate is a result of a loss in 2001. In 2000, Teradyne was able to reduce its effective tax rate with tax benefits from its foreign sales corporation and Ireland manufacturing operations.

   On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. Realization of Teradyne's net deferred tax assets is dependent on its ability to generate approximately $415 million of future taxable income. Teradyne believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income. However, if Teradyne continues to incur significant losses for an extended period of time, it could be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Teradyne establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the statement of operations.

   In response to an adverse World Trade Organization (WTO) finding that the U.S. Foreign Sales Credit (FSC) tax provisions were a prohibited export subsidy, the U.S. repealed FSC and enacted replacement legislation (Extraterritorial Income Exclusion Act of 2000). The European Union filed a WTO challenge to the new law and the WTO has upheld the European Union's challenge. The U.S. has decided to appeal and the appellate process and final resolution of this matter could extend beyond 2002. The U.S. government and industry groups are evaluating options. It is not possible to predict what impact, if any, this issue will have on future earnings pending final resolution of the challenge. During the years ended December 31, 2001, 2000, and 1999, the FSC benefited Teradyne's effective tax rate as follows:

                                          2001   2000   1999
                                          ----   ----   ----
                 Export sales corporation (0.7%) (4.8%) (4.7%)

2000 compared to 1999

Revenue

   Sales increased 70% in 2000 to a record $3,043.9 million from $1,790.9 million in 1999. Semiconductor Test Systems shipments increased by 69% due to increased sales to semiconductor manufacturers and subcontractors as these customers increased capacity to meet their customer's requirements. Sales of Connection Systems to unaffiliated customers grew 97% as a result of significant growth in demand from networking, data storage, and other high technology customers. Circuit Board Test and Inspection Systems sales increased by 19% from 1999. Other Test Systems sales increased 40% from 1999 with increases in Broadband Test Systems of 10% and Software Test Systems of 64%. Due to the sale of a majority interest in the software test business in December 2000, Software Test Systems revenue will not be reflected on an on-going basis.

Bookings

   Incoming net orders increased 52% from $2,190.6 million in 1999 to a record $3,320.9 million in 2000. Net orders increased in all operating segments and were led by a 159% increase in Connection Systems net orders. Semiconductor Test Systems net orders increased 24%. Broadband Test Systems net orders increased 77% and Circuit Board Test and Inspection Systems and Software Test Systems increased 26% and 70%, respectively. Teradyne's backlog increased 41% to a record $1,382.1 million.

Gross Margin

   Certain costs in 2000 and 1999 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities. The impact of the reclassifications is detailed below:

                                          Year Ended   Year Ended
                                         December 31, December 31,
             Increase / (Decrease)           2000         1999
             ---------------------       ------------ ------------
             (in thousands)
             Cost of sales..............   $(62,325)    $(43,536)
             Engineering and development     47,104       33,291
             Selling and administrative.     15,221       10,245

   Costs of sales as a percentage of sales decreased from 56% of sales in 1999 to 53% of sales in 2000. The decrease in cost of sales was primarily due to the increased utilization of Teradyne's manufacturing overhead as sales volume increased while certain components of cost of sales remained fixed.

Engineering and Development

   Engineering and development expenses decreased from 15% of sales in 1999 to 11% of sales in 2000, even though spending increased $86.2 million. The increase in spending was primarily due to new product development expenses in Semiconductor Test Systems, and, to a lesser extent, increased expenses related to product development in Connection Systems, Circuit Board Test and Inspection Systems, and Software Test Systems.

Selling and Administrative

   Selling and administrative expenses as a percentage of sales decreased from 15% in 1999 to 12% in 2000. Spending increased by $111.1 million year over year in support of increased Semiconductor Test Systems, Connection Systems, and Software Test Systems sales.

Interest income and expense

   Interest income increased $7.8 million to $25.1 million in 2000 compared to $17.3 million in 1999. Interest income increased due to an increase in Teradyne's average invested balances and higher interest rates.

Other income and expense

   Included in other income in 2000 is an immaterial gain relating to the divestiture of the software test business.

Income before taxes

   Income before income taxes and cumulative effect of change in accounting principle increased $465.8 million from $273.8 million in 1999 to $739.6 million in 2000. Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems income before income taxes increased $387.4 million, $91.8 million, $7.0 million, and $9.5 million, respectively in 2000 due to increased sales in each group.

Income taxes

   Teradyne's effective tax rate was 30% in 2000 and 1999. Teradyne continued to utilize export sales corporation benefits and other tax benefits to operate below the U.S. statutory rate of 35%.

Liquidity and Capital Resources

   Teradyne's cash, cash equivalents and marketable securities balance increased $121.8 million in 2001, to $586.2 million. Teradyne used cash from operating activities of $79.0 million in 2001 and generated cash from operating activities in 2000 and 1999 of $470.9 million and $367.5 million, respectively. Net income (loss), adjusted to exclude the effects of non-cash items, used cash of $77.1 million in 2001, and provided cash of $501.6 million and $279.7 million in 2000 and 1999, respectively. Changes in operating assets and liabilities net of businesses sold and acquired used cash of $1.9 million in 2001 as accounts payable and accruals balances decreased as purchases slowed. The decrease in accounts payable and accruals was partially offset by reduced accounts receivable and inventory balances. Changes in operating assets and liabilities used cash of $30.7 million in 2000 and generated cash of $87.7 million in 1999.

   Teradyne used $247.3 million of cash for investing activities in 2001, $312.3 million in 2000, and $244.8 million in 1999. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of businesses, cash acquired in business acquisitions, and purchases of capital assets to support long-term growth. Capital expenditures decreased by $56.8 million in 2001 compared with 2000, primarily in the Semiconductor Test Systems segment. This was due to the actions taken by Teradyne in 2001 to reduce planned capital expenditures due to current market conditions. Capital expenditures were $241.4 million in 2001, $298.2 million in 2000, and $151.2 million in 1999.

   Teradyne generated $401.5 million of cash from financing activities in 2001, used $97.5 million in 2000, and used $126.8 million in 1999. Financing activities include the issuance of convertible notes, mortgage borrowings, sales and repurchases of Teradyne's common stock, as well as repayments of debt. In 2001, Teradyne assumed debt of $89.7 million from the GenRad acquisition which Teradyne repaid on October 26, 2001. During 2001, 2000, and 1999 issuances of common stock under stock option and stock purchase plans generated $58.5 million, $55.3 million, and $82.3 million, respectively. Teradyne used cash for the acquisition of treasury stock of $147.5 million and $207.8 million in 2000 and 1999, respectively. Since 1996, Teradyne has used $540.8 million of cash to repurchase 20.0 million shares of its common stock on the open market though no cash was used in 2001 to repurchase shares of common stock.

   On October 24, 2001, Teradyne sold $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by Teradyne at any time after October 18, 2004 at specified prices. Teradyne will begin making annual interest payments of up to $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne's existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash. On February 8, 2002, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 covering both the Notes and the shares of common stock into which they can be converted.

   On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007, (the "Mortgage"). Principal payments are made according to a twenty-year amortization schedule through December 2006, with the remaining principal due on January 1, 2007. Teradyne began making monthly principal and interest payments of $0.4 million on February 1, 2002.

   On October 26, 2001, Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. GenRad's business has been made part of the Circuit Board Test and Inspection Systems operating segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. The total number of Teradyne shares exchanged for the shares of GenRad, based on the shares of GenRad outstanding as of the closing, was approximately 5.0 million.

   The following table reflects Teradyne's current contractual obligations:

                  Non-cancelable Convertible Mortgage
                      Lease        Senior     Notes    Notes  Other
                   Commitments      Notes    Payable  Payable Debt    Total
                  -------------- ----------- -------- ------- ------ --------
   (in thousands)
    2002.........    $ 24,019                $ 1,009  $6,557  $  254 $ 31,839
    2003.........      20,417                  1,088             254   21,759
    2004.........      17,532                  1,172             254   18,958
    2005.........      14,754                  1,263             254   16,271
    2006.........      10,490     $400,000     1,244             254  411,988
    Beyond 2006..      34,442                 44,264           1,635   80,341
                     --------     --------   -------  ------  ------ --------
    Total........    $121,654     $400,000   $50,040  $6,557  $2,905 $581,156

   Teradyne believes its cash, cash equivalents, and marketable securities balance of $586.2 million, together with a tax refund of $85.2 million received in March 2002, will be sufficient to meet working capital and expenditure needs for the foreseeable future. Depending on market conditions and funding requirements, Teradyne may seek additional external financing.

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

   In July 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for Teradyne on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In 2001, Teradyne recorded goodwill amortization of approximately $3.9 million. At December 31, 2001 Teradyne had $190.3 million of goodwill which will not be amortized. In 2002, Teradyne will record amortization of approximately $7.4 million relating to other intangibles primarily in connection with the GenRad acquisition. SFAS 142 also requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. Teradyne has completed a preliminary evaluation of the impact of SFAS 142 and currently does not expect to record a goodwill impairment.

   In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Teradyne has determined that SFAS 143 will not have an impact on its financial position and results of operations.

   In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne has adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have an impact on Teradyne's financial position or results of operations.

Certain Factors That May Affect Future Results

   From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K and Teradyne's Annual Report to Shareholders) contain statements which are not purely historical facts, but are forward looking statements, made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. In particular, forward looking statements are contained in "Item 1: Business", and in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to projections, plans, and objectives for Teradyne's business, financial condition, operating results, future economic performance or statements relating to the sufficiency of capital to meet working capital, planned capital expenditures, and expectations as to customer orders. Teradyne's actual future results may differ significantly from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. Each of these factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission.

Teradyne's Business Is Impacted by the Slowdown in Economies Worldwide.

   Teradyne's business has been negatively impacted by the slowdown in the economies of the United States, Asia and elsewhere that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses in recent periods. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when Teradyne will return to profitability. While Teradyne's diverse business may allow it to perform better than some companies in periods of economic decline, the effects of the economic decline are being felt across all of Teradyne's business segments and have significantly slowed customer orders.

Teradyne's Business is Dependent on the Current and Anticipated Market for Electronics.

   Teradyne's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronic and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure you that the downward trend in new orders will turn around in the future or that any increase in sales or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne's business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne's Business.

   Teradyne has taken and expects to take additional measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, frozen hiring, delayed salary increases, reduced the pay of substantially all employees, implemented furloughs, discontinued its Flash 750 memory product line, recorded asset impairment charges and reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne's business by reducing its pool of technical talent, decreasing or slowing improvements in its products, and making it more difficult for Teradyne to respond to customers or competitors.

Teradyne's Business May Be Adversely Impacted by Acquisitions Which May Affect Its Ability to Manage and Maintain Its Business.

   Since Teradyne's inception, it has acquired a number of businesses. In the future, Teradyne may undertake additional acquisitions of businesses that complement its existing operations. Such past or future acquisitions could involve a number of risks, including:

    . the possibility that one or more such acquisitions may not close due to closing conditions in the acquisition agreements, the inability to obtain regulatory approval, or the inability to meet conditions imposed for government or court approvals for the transaction;
    .  the diversion of the attention of management and other key personnel;
    . the inability to effectively integrate an acquired business into Teradyne's culture, product and service delivery methodology and other standards, controls, procedures and policies;
    . the inability to retain the management, key personnel and other employees of an acquired business;
    .  the inability to retain the customers of an acquired business;
    . the possibility that Teradyne's reputation will be adversely affected by customer satisfaction problems of an acquired business;
    . potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;
    . the amortization of acquired identifiable intangibles, which may adversely affect Teradyne's reported results of operations; and
    . litigation which has or which may arise in the future in connection with such acquisitions.

   For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. This case is further described in "Item 3: Legal Proceedings" on this Form 10-K. Teradyne cannot predict the outcome of the lawsuit at this time, and can give no assurance that it will not materially adversely affect Teradyne's financial position or results of operations.

   In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne's expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

   When the market price of a stock has been volatile, holders of that stock sometimes institute securities class action litigation against the company that issued the stock. Currently, Teradyne and two if its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne strongly believes that the purported class action complaints lack merit and it intends to defend against the claims vigorously. However, Teradyne could incur substantial costs defending the lawsuits. The lawsuits could also divert the time and attention of Teradyne's management. Teradyne cannot predict the outcome of the lawsuits at this time, and can give no assurance that they will not materially adversely affect Teradyne's financial position or results of operations.

Teradyne's Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Its Ability to Manage and Maintain Its Business.

   Since Teradyne's inception, it has divested itself of certain lines of business. In the future, Teradyne may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

    .  the diversion of the attention of management and other key personnel;
    . disruptions and other effects caused by the divestiture of a line of business on Teradyne's culture, product and service delivery methodology and other standards, controls, procedures and policies;
    . customer satisfaction problems caused by the loss of a divested line of business; and
    . the decreased diversification of Teradyne's product lines caused by the divestiture of a line of business which may make Teradyne's operating results subject to increased market fluctuations.

If Teradyne Is Unable to Protect Its Intellectual Property, Teradyne May Lose a Valuable Asset or May Incur Costly Litigation to Protect Its Rights.

   Teradyne's products incorporate technology that it protects in several ways, including patents, copyrights and trade secrets. While Teradyne believes that its patents, copyrights and trade secrets have value in general, no single one is in itself essential. At times, Teradyne has been notified that it may be in violation of patents held by others. An assertion of patent infringement against Teradyne, if successful, could have a material adverse effect on its ability to sell its products, or could require a lengthy and expensive defense which could adversely affect its operating results.

If Teradyne Fails to Develop New Technologies to Adapt to Its Customers' Needs and if Its Customers Fail to Accept Its New Products, Teradyne's Revenues Will Be Adversely Affected.

   Teradyne believes that its technological position depends primarily on the technical competence and creative ability of its engineers. Teradyne's development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products is critical to Teradyne's success. Successful product development and introduction depends upon a number of factors, including:

    .  new product selection;
    .  development of competitive products by competitors;
    .  timely and efficient completion of product design;
    . timely and efficient implementation of manufacturing; and . assembly processes and product performance at customer locations.

Intense Competition in Teradyne's Industry May Affect Its Revenues.

   Teradyne faces substantial competition throughout the world in each of its operating segments. Some of Teradyne's competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of Teradyne's products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne's business, financial condition and results of operations.

Teradyne Is Subject to Risks of Operating Internationally.

   Teradyne derives a significant portion of its total revenue from customers outside the United States. Teradyne's international sales are subject to significant risks and difficulties, including:

    . unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
    .  changes in tariffs and exchange rates;
    .  political and economic instability and acts of terrorism;
    .  difficulties in accounts receivable collection;
    . difficulties in staffing and managing international operations; and . potentially adverse tax consequences, such as the World Trade
       Organization's dispute against the U.S. Foreign Sales Credit.

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

   Teradyne is subject to environmental regulations relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

    .  restrict Teradyne's ability to expand its facilities;
    . require Teradyne to acquire costly equipment; or . require Teradyne to incur other significant costs and expenses.

Teradyne Has Substantially Increased Its Indebtedness.

   On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the "Notes") due 2006 and received net proceeds of $389 million. On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007 (the "Mortgage"). As a result, Teradyne has incurred approximately $445 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. Teradyne may incur substantial additional indebtedness in the future. The level of Teradyne's indebtedness, among other things, could:

    . make it difficult for Teradyne to make payments on its debt and other obligations;
    . make it difficult for Teradyne to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
    . require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
    . limit Teradyne's flexibility in planning for, or reacting to changes in, its business and the industries in which Teradyne competes;
    . place Teradyne at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and
    . make Teradyne more vulnerable in the event of a further downturn in its business.
   There can be no assurance that Teradyne will be able to meet its debt service obligations, including its obligations under the Notes and the Mortgage.

Teradyne May Not Be Able to Satisfy a Change in Control Offer.

   The indenture governing the Notes contains provisions that apply to a change in control of Teradyne. If someone triggers a change in control as defined in the indenture, Teradyne may be required to offer to purchase the Notes with cash. If Teradyne has to make that offer, Teradyne cannot be sure that it will have enough funds to pay for all the Notes that the holders could tender.

   In the event of a change in control of Teradyne, the mortgage lender may elect to declare all amounts due under the Mortgage to be immediately due and payable, and may elect to take possession of or sell the property subject to the Mortgage.

Teradyne May Not Be Able to Pay Its Debt and Other Obligations.

   If Teradyne's cash flow is inadequate to meet its obligations, Teradyne could face substantial liquidity problems. If Teradyne is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes, the Mortgage, or certain of its other obligations, Teradyne would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness Teradyne may incur. Any such default could have a material adverse effect on Teradyne's business, prospects, financial position and operating results. In addition, Teradyne cannot assure that it would be able to repay amounts due in respect of the Notes or the Mortgage if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, Teradyne cannot assure that it will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes or the Mortgage at their respective maturities.

Teradyne May Need Additional Financing, Which Could Be Difficult to Obtain.

   Teradyne expects that its existing cash and marketable securities, cash generated from operations, the proceeds of the Notes offering in October 2001 and the proceeds from the Mortgage financing in December 2001, will be sufficient to meet Teradyne's cash requirements to fund operations and expected capital expenditures for the foreseeable future. In the event Teradyne may need to raise additional funds, Teradyne cannot be certain that it will be able to obtain such additional financing on favorable terms, if at all. Further, if Teradyne issues additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how Teradyne operates its business. If Teradyne cannot raise funds on acceptable terms, if and when needed, Teradyne may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures, which could seriously harm Teradyne's business.

Provisions of Teradyne's Charter and By-Laws and Massachusetts Law Make a Takeover of Teradyne More Difficult.

   Teradyne's basic corporate documents, its stockholder rights plan, and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of Teradyne, even if a change of control might be regarded as beneficial to some or all of Teradyne's stockholders.

Teradyne's Operating Results Are Likely to Fluctuate Significantly.

   Teradyne's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

    .  competitive pressures on selling prices;
    . the timing of customer orders and the deferral or cancellation of orders previously received;
    .  provisions for excess and obsolete inventory;
    .  changes in product mix;
    . Teradyne's ability to introduce new products and technologies on a timely basis;
    .  the introduction of products and technologies by Teradyne's competitors;

    .  market acceptance of Teradyne's and its competitors' products;
    .  fulfilling backlog on a timely basis;
    .  reliance on sole source suppliers;
    .  potential retrofit costs;
    . the level of orders received which can be shipped in a quarter; and . the timing of investments in engineering and development.

   In particular, due to Teradyne's introduction of a number of new, complex test systems in 2001 and the planned introduction of other such systems in 2002, there can be no assurance that Teradyne will not experience delays in shipment of its products or that its products will achieve customer acceptance.

   As a result of the foregoing and other factors, Teradyne has and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 7a:  Quantitative and Qualitative Disclosures About Market Risks

Concentration of Credit Risk

   Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash investments, forward currency contracts, and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers' financial condition and does not require collateral to secure accounts receivable.

Exchange Rate Risk Management

   Teradyne regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position and has in the past entered into forward contracts to hedge non-U.S. currency forecasted transactions. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce Teradyne's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Teradyne does not engage in currency speculation.

   At December 31, 2001, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $11.0 million. A 10% fluctuation in exchange rates for these currencies would change the fair value by approximately $1.3 million. However, since these contracts hedge non-U.S. currency assets and liabilities, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of these assets and liabilities being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 2001 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk Management

   At December 31, 2001, the fair value of outstanding short and long-term marketable securities was approximately $270.0 million. A hypothetical 10% increase in interest rates for securities contained in the investment portfolio would change the fair value by approximately $2.3 million. Market risk was estimated as the potential decrease in the fair value resulting from a hypothetical increase in interest rates for issues contained in the investment portfolio.

                             REPORT OF MANAGEMENT

   Management is responsible for the preparation and integrity of the consolidated financial statements appearing in this Annual Report on Form 10-K. The financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include some amounts based on management's best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

   Management is responsible for maintaining a system of internal business controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Teradyne and its subsidiaries. Management believes that Teradyne's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

   The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Teradyne, meets periodically with the independent accountants, internal auditors and management to discuss internal business controls, auditing and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit. The Audit Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Audit Committee.

   The independent accountants, PricewaterhouseCoopers LLP, are engaged to audit the consolidated financial statements of Teradyne and to conduct such tests and related procedures as they deem necessary in accordance with auditing standards generally accepted in the United States of America. The opinion of the independent accountants, based upon their audits of the consolidated financial statements, is contained in this Annual Report on Form 10-K.

/S/ GEORGE W. CHAMILLARD
------------------------------------------
George W. Chamillard
Chairman, President and Chief Executive Officer

/S/ GREGORY R. BEECHER
------------------------------------------
Gregory R. Beecher
Vice President and Chief Financial Officer
March 29, 2002

Item 8:  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Directors and Shareholders of Teradyne, Inc.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note C to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

                                             PricewaterhouseCoopers LLP

Boston, Massachusetts
January 15, 2002

                                TERADYNE, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                                                                                                 2001        2000
                                                                                              ----------  ----------
                                                                                                  (in thousands)
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................................................. $  317,591  $  242,421
  Marketable securities......................................................................     50,096      60,154
  Accounts receivable, less allowance for doubtful accounts of $6,294 and $5,176 in 2001 and
   2000, respectively........................................................................    169,630     420,040
  Income tax receivable and prepaid amounts..................................................     97,000      11,206
  Inventories................................................................................
    Parts....................................................................................    262,520     318,790
    Assemblies in process....................................................................    132,097     159,123
    Finished goods...........................................................................     12,372      34,650
                                                                                              ----------  ----------
                                                                                                 406,989     512,563
  Deferred tax assets........................................................................    141,013      93,958
  Prepayments and other current assets.......................................................     24,703      37,492
                                                                                              ----------  ----------
     Total current assets....................................................................  1,207,022   1,377,834
Property, plant, and equipment:..............................................................
  Land.......................................................................................     73,141      54,774
  Buildings and improvements.................................................................    348,710     293,124
  Machinery and equipment....................................................................    918,163     831,539
  Construction in progress...................................................................    104,515      75,520
                                                                                              ----------  ----------
     Total...................................................................................  1,444,529   1,254,957
                                                                                              ----------  ----------
  Less: Accumulated depreciation.............................................................   (608,963)   (521,171)
                                                                                              ----------  ----------
     Net property, plant, and equipment......................................................    835,566     733,786
Marketable securities........................................................................    218,544     161,848
Deferred tax assets--long-term...............................................................      4,313          --
Goodwill.....................................................................................    190,276      52,673
Intangible and other assets..................................................................     86,670      29,727
                                                                                              ----------  ----------
     Total assets............................................................................ $2,542,391  $2,355,868
                                                                                              ==========  ==========
                                        LIABILITIES
Current liabilities:
  Notes payable--banks....................................................................... $    6,557  $    7,389
  Current portion of long-term debt..........................................................      1,263         169
  Accounts payable...........................................................................     59,761     153,897
  Accrued employees' compensation and withholdings...........................................     98,519     149,845
  Deferred revenue and customer advances.....................................................     52,220     183,465
  Other accrued liabilities..................................................................     76,519      86,637
  Accrued income taxes.......................................................................      1,292      28,914
                                                                                              ----------  ----------
     Total current liabilities...............................................................    296,131     610,316
Long-term other accrued liabilities..........................................................     30,194       8,972
Deferred tax liabilities.....................................................................         --      21,257
Long-term debt...............................................................................    451,682       8,352
Commitments and contingencies (Note J).......................................................
                                                                                              ----------  ----------
Total liabilities............................................................................    778,007     648,897
                                                                                              ----------  ----------
                                    SHAREHOLDERS' EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 181,119 and 172,559 net shares
 issued and outstanding in 2001 and 2000, respectively.......................................     22,640      21,570
Additional paid-in capital...................................................................    600,541     334,241
Accumulated other comprehensive loss.........................................................     (7,742)         --
Retained earnings............................................................................  1,148,945   1,351,160
                                                                                              ----------  ----------
     Total shareholders' equity..............................................................  1,764,384   1,706,971
                                                                                              ----------  ----------
     Total liabilities and shareholders' equity.............................................. $2,542,391  $2,355,868
                                                                                              ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                   2001           2000        1999
                                                                ----------     ----------  ----------
                                                               (in thousands, except per share amounts
Net sales..................................................... $1,440,581     $3,043,946   $1,790,912
Expenses:
Cost of sales.................................................  1,022,049      1,607,374    1,004,216
Cost of sales - inventory provision and other charges.........    159,759             --           --
Engineering and development...................................    288,657        348,024      261,861
Selling and administrative....................................    270,084        377,783      266,637
Restructuring and other charges...............................     52,877             --           --
                                                                ----------     ----------  ----------
                                                                1,793,426      2,333,181    1,532,714
                                                                ----------     ----------  ----------
(Loss) income from operations.................................   (352,845)       710,765      258,198
Interest income...............................................     22,743         25,106       17,307
Interest expense..............................................     (4,091)        (1,841)      (1,656)
Other income and expense, net.................................      8,040          5,618           --
                                                                ----------     ----------  ----------
(Loss) income before income taxes and cumulative effect of
  change in accounting principle..............................   (326,153)       739,648      273,849
(Benefit) provision for income taxes..........................   (123,938)       221,894       82,155
                                                                ----------     ----------  ----------
(Loss) income before cumulative effect of change in accounting
  principle...................................................   (202,215)       517,754      191,694
Cumulative effect of change in accounting principle, net of
  applicable tax of $27,488 (Note C)..........................         --        (64,138)          --
                                                                ----------     ----------  ----------
Net (loss) income............................................. $ (202,215)    $  453,616   $  191,694
                                                                ==========     ==========  ==========
(Loss) income per common share before cumulative effect of
  change in accounting principle -- basic..................... $    (1.15)    $     2.99   $     1.12
                                                                ==========     ==========  ==========
Cumulative effect of change in accounting principle -- basic.. $        -     $    (0.37)  $        -
                                                                ==========     ==========  ==========
Net (loss) income per common share -- basic................... $    (1.15)    $     2.62   $     1.12
                                                                ==========     ==========  ==========
(Loss) income per common share before cumulative effect of
  change in accounting principle -- diluted................... $    (1.15)    $     2.86   $     1.07
                                                                ==========     ==========  ==========
Cumulative effect of change in accounting principle -- diluted $        -     $    (0.35)  $        -
                                                                ==========     ==========  ==========
Net (loss) income per common share -- diluted................. $    (1.15)    $     2.51   $     1.07
                                                                ==========     ==========  ==========
Shares used in net income per common share -- basic...........    175,828        173,312      170,519
                                                                ==========     ==========  ==========
Shares used in net income per common share -- diluted.........    175,828        181,011      178,550
                                                                ==========     ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 Common               Accumulated
                                                                    Shares       Stock    Additional     Other
                                                              ------------------  Par      Paid-in   Comprehensive  Retained
                                                              Issued  Reacquired Value     Capital       Loss       Earnings
                                                              ------- ---------- -------  ---------- ------------- ----------
(in thousands)
Balance, December 31, 1998...................................  92,411    8,667   $10,468  $ 310,052    $      0    $  705,850
Issuance of stock to employees under benefit plans...........   3,205                401     60,730
Repurchase of stock..........................................            1,366      (171)   (86,980)
Two-for-one stock split effected in the form of a 100% stock
 dividend....................................................  95,616   10,033    10,698    (10,698)
Issuance of stock to employees under benefit plans after two-
 for-one stock split.........................................   1,973                246     20,947
Tax benefit from stock options...............................                                60,462
Repurchase of stock after two-for-one stock split............            2,820      (352)  (120,315)
Comprehensive income:
Net income...................................................                                                         191,694

  Total comprehensive income.................................
                                                              -------   ------   -------  ---------    --------    ----------
Balance, December 31, 1999................................... 193,205   22,886   $21,290  $ 234,198    $      0    $  897,544
Issuance of stock to employees under benefit plans...........   4,168                521     54,742
Tax benefit from stock options...............................                                88,046
Shares issued to effect acquisition..........................   1,841                230    104,256
Repurchase of stock..........................................            3,769      (471)  (147,001)
Comprehensive income:
Net income...................................................                                                         453,616

  Total comprehensive income.................................
                                                              -------   ------   -------  ---------    --------    ----------
Balance, December 31, 2000................................... 199,214   26,655   $21,570  $ 334,241    $      0    $1,351,160
Issuance of stock to employees under benefit plans...........   3,609                451     58,092
Tax benefit from stock options...............................                                23,319
Shares issued to effect acquisition..........................   4,951                619    184,889
Comprehensive income:
Net loss.....................................................                                                        (202,215)
Unrealized gains on investments, net of tax of $2,168........                                             3,546
Additional minimum pension liability, net of tax of $6,918...                                           (11,288)

  Total comprehensive loss...................................
                                                              -------   ------   -------  ---------    --------    ----------
Balance, December 31, 2001................................... 207,774   26,655   $22,640  $ 600,541    $ (7,742)   $1,148,945
                                                              =======   ======   =======  =========    ========    ==========

                                                                  Total
                                                              Shareholders' Comprehensive
                                                                 Equity     Income (Loss)
                                                              ------------- -------------
(in thousands)
Balance, December 31, 1998...................................  $1,026,370
Issuance of stock to employees under benefit plans...........      61,131
Repurchase of stock..........................................     (87,151)
Two-for-one stock split effected in the form of a 100% stock
 dividend....................................................           0
Issuance of stock to employees under benefit plans after two-
 for-one stock split.........................................      21,193
Tax benefit from stock options...............................      60,462
Repurchase of stock after two-for-one stock split............    (120,667)
Comprehensive income:
Net income...................................................     191,694     $ 191,694
                                                                              ---------
  Total comprehensive income.................................                 $ 191,694
                                                               ----------     =========
Balance, December 31, 1999...................................  $1,153,032
Issuance of stock to employees under benefit plans...........      55,263
Tax benefit from stock options...............................      88,046
Shares issued to effect acquisition..........................     104,486
Repurchase of stock..........................................    (147,472)
Comprehensive income:
Net income...................................................     453,616     $ 453,616
                                                                              ---------
  Total comprehensive income.................................                 $ 453,616
                                                               ----------     =========
Balance, December 31, 2000...................................  $1,706,971
Issuance of stock to employees under benefit plans...........      58,543
Tax benefit from stock options...............................      23,319
Shares issued to effect acquisition..........................     185,508
Comprehensive income:
Net loss.....................................................    (202,215)    $(202,215)
Unrealized gains on investments, net of tax of $2,168........       3,546         3,546
Additional minimum pension liability, net of tax of $6,918...     (11,288)      (11,288)
                                                                              ---------
  Total comprehensive loss...................................                 $(209,957)
                                                               ----------     =========
Balance, December 31, 2001...................................  $1,764,384
                                                               ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           2001       2000       1999
                                                                                         ---------  ---------  ---------
                                                                                                  (in thousands)
Cash flows from operating activities:
  Net (loss) income..................................................................... $(202,215) $ 453,616  $ 191,694
  Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
    Depreciation........................................................................   130,949     99,929     85,279
    Amortization........................................................................     7,719      1,933      1,107
    Gain on sale of business............................................................   (14,779)        --         --
    Impairment of fixed assets..........................................................    32,261         --         --
    Provision for doubtful accounts.....................................................     1,192      1,337      1,407
    Deferred income tax provision (credit)..............................................   (47,091)   (44,242)    (4,101)
    Other non-cash items, net...........................................................    14,869    (10,997)     4,354
    Changes in operating assets and liabilities, net of businesses sold and acquired:
     Accounts receivable................................................................   285,232   (115,267)   (78,263)
     Inventories........................................................................   158,669   (235,319)    (2,346)
     Other assets.......................................................................   (74,688)     7,589    (24,576)
     Accounts payable and accruals......................................................  (364,491)   226,798    115,750
     Accrued income taxes...............................................................    (6,599)    85,482     77,171
                                                                                         ---------  ---------  ---------
Net cash (used for) provided by operating activities....................................   (78,972)   470,859    367,476
                                                                                         ---------  ---------  ---------
Cash flows from investing activities:
    Additions to property, plant, and equipment.........................................  (198,180)  (235,189)  (119,780)
    Increase in equipment manufactured by the Company...................................   (43,269)   (63,053)   (31,376)
    Proceeds from sale of business, net of expenses.....................................    26,250         --         --
    Purchases of held-to-maturity marketable securities.................................  (230,255)  (409,180)  (177,650)
    Maturities of held-to-maturity marketable securities................................   156,984    394,006    118,990
    Purchases of available-for-sale marketable securities...............................    (1,876)  (177,864)  (204,824)
    Proceeds from sales and maturities of available-for-sale marketable securities......    31,415    177,104    169,824
    Cash acquired in acquisition........................................................    11,593      1,885         --
                                                                                         ---------  ---------  ---------
Net cash used by investing activities...................................................  (247,338)  (312,291)  (244,816)
                                                                                         ---------  ---------  ---------
Cash flows from financing activities:
    Proceeds from convertible notes, net................................................   389,000         --         --
    Proceeds from mortgage notes payable................................................    45,000         --         --
    Payments of long-term debt..........................................................   (91,063)    (5,283)    (1,333)
    Issuance of common stock under stock option and stock purchase plans................    58,543     55,263     82,323
    Acquisition of treasury stock.......................................................        --   (147,472)  (207,819)
                                                                                         ---------  ---------  ---------
Net cash provided by (used for) financing activities....................................   401,480    (97,492)  (126,829)
                                                                                         ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents........................................    75,170     61,076     (4,169)
Cash and cash equivalents at beginning of year..........................................   242,421    181,345    185,514
                                                                                         ---------  ---------  ---------
Cash and cash equivalents at end of year................................................ $ 317,591  $ 242,421  $ 181,345
                                                                                         =========  =========  =========
Supplementary disclosure of cash flow information:
    Cash paid (received) during the year for:
     Interest........................................................................... $   1,275  $   1,728  $   1,615
     Income taxes (received) paid....................................................... $ (16,119) $ 130,416  $  22,747
    Businesses acquired:
     Fair value of assets acquired...................................................... $ 357,733  $ 119,887
     Liabilities assumed................................................................ $ 166,257  $  15,401
     Common stock issued................................................................ $ 185,508  $ 104,486

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   THE COMPANY

   Teradyne, Inc. is the world's largest supplier of automatic test equipment and is also a leading provider of high performance interconnection systems and electronic manufacturing services.

   Teradyne's automatic test equipment products include systems that:

    .  test semiconductors ("Semiconductor Test Systems");
    . test and inspect circuit-boards ("Circuit Board Test and Inspection Systems"); and
    .  test high speed voice and data communication ("Broadband Test Systems").

   Teradyne's interconnection systems products and services ("Connection Systems") include:

    . high bandwidth backplane assemblies and associated connectors used in electronic systems; and
    . electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

   Broadband Test Systems, Diagnostic Solutions, and, prior to 2001, Software Test Systems have been combined into "Other Test Systems" for purposes of disclosing Teradyne's reportable segments.

B.   ACCOUNTING POLICIES

Basis of Presentation

   The consolidated financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years' amounts were reclassified to conform to the current year presentation.

   Certain costs in 2001, 2000, and 1999 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities.

   On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. The GenRad business has been made part of the Circuit Board Test and Inspection Systems operating segment. GenRad activity is reflected in Teradyne's results of operations since the acquisition date.

Preparation of Financial Statements and Use of Estimates

   The preparation of consolidated financial statements requires Teradyne to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Teradyne evaluates its estimates, including those related to inventories, investments, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies and litigation. Teradyne bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                                TERADYNE, INC.

B.  ACCOUNTING POLICIES--(Continued)

Revenue Recognition

   In accordance with the guidance provided by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

   For equipment where there is hardware and software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. In order to recognize revenue the functionality of the undelivered element must not be essential to the delivered element. Installation is not considered essential to the functionality of the product as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. In addition to installation, other elements may include service arrangements and undelivered products. Teradyne's products are generally subject to warranty and related costs are provided for in cost of sales when product revenue is recognized.

   Interconnection systems and electronic manufacturing assembly services revenue is recognized upon shipment or delivery according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

   For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 (SOP No. 97-2), "Software Revenue Recognition", as amended by SOP No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is deferred in instances when vendor specific objective evidence of fair value of undelivered elements is not determinable. Vendor specific evidence of fair value is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

   For certain contracts eligible for contract accounting under SOP No. 81-1 "Accounting for Performance of Construction-type and Certain Production-Type Contracts", revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. The software in these arrangements requires significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

Inventories

   Inventories which include materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such an impairment is identified through the quarterly review process. Excess and obsolete inventory, consisting of on-hand and non-cancelable on-order inventory, in excess of estimated usage over the next 12 months is written down to its estimated net realizable value, if less than cost. The excess and obsolescence evaluation is based upon assumptions about future demand, product mix and possible alternative uses.

                                TERADYNE, INC.

Property, Plant, and Equipment

   Property, plant, and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements and major renewals are capitalized and included in property, plant, and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

   Teradyne provides for depreciation of its assets principally on the straight-line method with the cost of the assets being charged to expense over their useful lives as follows:

               Buildings........................... 40 years
               Buildings improvements.............. 5 to 10 years
               Leasehold improvements.............. 5 to 10 years
               Furniture and fixtures.............. 10 years
               Test systems manufactured internally 6 years
               Machinery and equipment............. 3 to 5 years
               Software............................ 3 to 5 years
               Test technology..................... 2 years

Goodwill and Intangible and Other Assets

   Goodwill and intangible assets are amortized over their estimated useful economic life using the straight line method and are carried at cost less accumulated amortization. Goodwill resulting from the GenRad acquisition which was completed after June 30, 2001 is not being amortized in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets". Beginning January 1, 2002 all other goodwill amortization will cease in accordance with SFAS No. 142.

   In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

Engineering and Development Costs

   Teradyne's products are highly technical in nature and require a large and continuing engineering and development effort. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for release to customers. To date, the period between achieving technological feasibility and general availability of the product has been short and software development costs eligible for capitalization have not been material. Engineering and development costs are expensed as incurred.

                                TERADYNE, INC.

Advertising Costs

   Teradyne expenses all advertising costs as incurred. Advertising costs were $10.3 million, $16.8 million, and $9.0 million in 2001, 2000, and 1999, respectively.

Investments in Other Companies

   Teradyne holds minority interests in public and private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne's proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2001, these investments were $14.4 million.

Income Taxes

   Deferred tax assets and liabilites are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

   U.S. Federal taxes are provided for on the retained earnings of non-U.S. sales and service subsidiaries whose earnings are expected to be remitted to the United States. U.S. Federal taxes are not provided for on the earnings of a non-U.S. manufacturing subsidiary which are expected to be reinvested indefinitely in operations outside the U.S.

Translation of Non U.S. Currencies

   Assets and liabilities of non U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized gains and losses resulting from currency remeasurement are included in operations.

Net Income (Loss) per Common Share

   Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus

                                TERADYNE, INC.

additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights.

Other Comprehensive Income (Loss)

   Teradyne reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

C.  CHANGE IN ACCOUNTING PRINCIPLE

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, Teradyne implemented the SEC's SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of January 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $64.1 million (net of income taxes of $27.5 million) or $0.35 per diluted share which has been included in income for the fiscal year ending December 31, 2000. For the fiscal year ending December 31, 2000, Teradyne recognized $126.1 million in revenue that is included in the cumulative effect adjustment as of January 1, 2000. The results for the first three quarters of fiscal year ending December 31, 2000 have been restated in accordance with SAB 101. Included in 2001 sales was $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment. Title is no longer retained until payment as a normal business practice. Prior years do not reflect the change in accounting principle as the effect could not be reasonably determined.

D.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method.

   In July 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets", which is effective for Teradyne on January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill. In 2001, Teradyne recorded goodwill amortization of approximately $3.9 million. At December 31, 2001 Teradyne had goodwill of $190.3 million which will not be amortized. In 2002, Teradyne will record amortization of approximately $7.4 million relating to other intangibles primarily in connection with the GenRad acquisition. SFAS 142 also requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. Teradyne has completed a preliminary evaluation of the impact of SFAS 142 and currently does not expect to record a goodwill impairment.

   In August 2001, FASB issued SFAS 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS 143 provides the accounting requirements for retirement obligations associated with tangible long-lived assets. SFAS 143 is effective for financial statements for fiscal years beginning after June 15, 2002. Teradyne has determined that SFAS 143 will not have an impact on its financial position and results of operations.

                                TERADYNE, INC.

D.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS--(Continued)

   In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne has adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have an impact on Teradyne's financial position or results of operations.

E.  RISKS AND UNCERTAINTIES

   Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the effects of the hostilities begun in September 2001, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, enforcement of Teradyne's intellectual property rights, failure to develop new technologies, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, risks of operating internationally, risks associated with obligations and potential liabilities under environmental regulations, Teradyne's debt service obligations with respect to its recent sale of convertible senior notes and a mortgage financing with respect to certain of its owned real estate assets, the difficulty in obtaining future financing if needed, provisions of Teradyne's charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, competitive pricing pressures, changes in product mix, timing of customer orders or any deferral or cancellation of orders previously received, market acceptance of Teradyne's products, new product introductions from Teradyne's competitors, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development. At present, Teradyne cannot say how long the current business downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets considered realizable could be significantly reduced.

F.  ACQUISITIONS AND DIVESTITURES

   On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software, and diagnostic solutions. GenRad's business has been made part of the Circuit Board Test and Inspection Systems operating segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. Under the terms of the acquisition, Teradyne assumed approximately $89.7 million of debt which Teradyne repaid on October 26, 2001. The results of GenRad have been included since the acquisition date.

   The primary reasons for Teradyne's acquisition of GenRad, and the factors that contributed to a purchase price that resulted in recognition of goodwill, are:

    . the combination of Teradyne's circuit board test systems with GenRad will strengthen Teradyne's product offerings;
    . Teradyne's global presence in Europe and Asia among large electronics manufacturing services companies and original equipment manufacturers in the circuit board test and inspection markets will be strengthened as a result of the acquisition; and
    . to enable Teradyne to compete more effectively in the circuit board test and inspection markets.

   Based on the exchange ratio of 0.1733 shares of Teradyne common stock for each GenRad share, Teradyne issued approximately 5.0 million common shares and
1.2 million vested employee stock options in the exchange, which increased common stockholders' equity by approximately $185.5 million. The common stock was valued at $34.90 per share, which was Teradyne's average common stock price over a five-day trading period, which

                                TERADYNE, INC.

included the public announcement date of August 2, 2001 and two days before and after the public announcement date. The employee stock options were valued using the Black-Scholes option pricing model, based on following assumptions prevalent at the August 2001 announcement date:

                          Expected life (years).   6.0
                              Interest rate.....  4.1%
                              Volatility........ 63.2%
                              Dividend yield....  0.0%

   This transaction was accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations," which was issued in the second quarter of 2001.

   The purchase price allocation is preliminary and subject to future adjustment based on the completion of facility exit and restructuring plans. Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed on October 26, 2001:

                            (in thousands)
             Consideration:
              Common stock issued........................ $172,761
              Employee stock options.....................   12,747
              Transaction costs..........................    5,968
                                                          --------
                Total consideration...................... $191,476
                                                          ========
             Assets and liabilities acquired:
              Cash and cash equivalents.................. $ 11,593
              Accounts receivable........................   40,124
              Inventories................................   57,863
              Other current assets.......................    7,847
              Property, plant, & equipment...............   28,445
              Long-term net deferred tax asset...........   25,534
              Intangible assets..........................   44,700
                                                          --------
                Total identifiable assets acquired.......  216,106
                                                          --------
             Accounts payable............................   23,956
             Accrued employees' compensation and benefits   28,032
             Other accrued liabilities...................   13,919
             Deferred revenue............................   10,700
             Long-term debt..............................   89,650
                                                          --------
                Total liabilities acquired...............  166,257
                                                          --------
                Total net identifiable assets acquired...   49,849
                                                          --------
             Goodwill....................................  141,627
                                                          --------
                Total net assets acquired................ $191,476
                                                          ========

   The $44.7 million of intangible assets consists of $35.6 million of completed technology, $5.3 million of service and software maintenance contracts and customer relationships, and $3.8 million of tradenames and trademarks. The intangible assets are subject to amortization with a weighted average amortization period of 7 years.

                                TERADYNE, INC.

F.  ACQUISITIONS AND DIVESTITURES--(Continued)

   Goodwill related to the GenRad acquisition is reported as part of the Circuit Board Test and Inspection Systems segment.

   The following unaudited pro forma data presents information as if GenRad had been acquired at the beginning of each period presented. The pro forma amounts include an adjustment for amortization of intangibles of $5.1 million in 2001 and $6.2 million in 2000. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined during the periods presented, nor is it necessarily indicative of the future results of operations of the combined companies:

                                                                                          Year Ended
                                                                                    ----------------------
                                                                                       2001        2000
(in thousands except per share amounts)                                             ----------  ----------
Revenue............................................................................ $1,609,374  $3,385,601
(Loss) income before cumulative effect of change in accounting principle...........   (361,811)    535,079
Net (loss) income..................................................................   (361,811)    470,941
(Loss) income before cumulative effect of change in accounting principle--per share of common stock..................................................................
   Basic........................................................................... $    (2.01) $     3.00
   Diluted......................................................................... $    (2.01) $     2.88
(Loss) income--per share of common stock...........................................
   Basic........................................................................... $    (2.01) $     2.64
   Diluted......................................................................... $    (2.01) $     2.53

   On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a pre-tax gain of $14.8 million which has been recorded in other income and expense.

   On August 15, 2000, Teradyne acquired two California-based companies, both in the printed circuit board (PCB) industry: Herco Technology Corp. of San Diego, California, a fabricator of printed circuit boards, and Perception Laminates, Inc. of La Verne, California, which supplies PCB laminates and is a major supplier to Herco. The acquisitions are part of the Connection Systems operating segment. The cost of the acquired companies was $104.5 million with approximately 1.8 million shares of common stock issued. The acquisitions were accounted for using the purchase method of accounting and accordingly, the results have been included in our consolidated results of operations from the date of acquisition. Goodwill resulting from the acquisitions will no longer be amortized beginning in 2002.

   The components of the purchase price allocation are as follows:

                                                (in thousands)
                                                --------------
                  Current assets...............    $ 20,140
                  Property, plant and equipment      41,650
                  Acquired intangibles.........       4,736
                  Goodwill.....................      53,361
                  Less: Liabilities assumed....      15,401
                                                   --------
                     Total.....................    $104,486

   On December 29, 2000, Teradyne sold a controlling interest in its software test business to an investor group led by Matrix Partners of Waltham, Massachusetts for approximately $28.7 million. The gain from the sale was immaterial. Teradyne has retained an ownership position of approximately 21% in the new company called Empirix. Teradyne has accounted for its investment in Empirix under the equity method of accounting. At December 31, 2001, the carrying value of Teradyne's investment in Empirix was zero.

                                TERADYNE, INC.

G.  FINANCIAL INSTRUMENTS

Cash Equivalents

   Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

   Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 2001 or 2000. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

   The short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2001 and 2000 these investments are reported as follows (in thousands):

                                                          2001                          2000
                                               --------------------------- ------------------------------
                                                                  Held-to-                       Held-
                                               Available-For-sale Maturity Available-For-sale to-Maturity
                                               ------------------ -------- ------------------ -----------
Short-term marketable securities:
U.S. Treasury and government agency securities      $  7,282      $30,000       $ 13,918        $29,539
Corporate debt securities.....................        12,814                      16,697
                                                    --------      -------       --------        -------
                                                    $ 20,096      $30,000       $ 30,615        $29,539
                                                    ========      =======       ========        =======
Long-term marketable securities:
U.S. Treasury and government agency securities      $133,958                    $ 55,778        $30,000
Corporate debt securities.....................        84,586                      76,070
                                                    --------                    --------        -------
                                                    $218,544                    $131,848        $30,000
                                                    ========                    ========        =======

Other

   As of December 31, 2001, the estimated fair value of Teradyne's convertible notes was approximately $547 million compared to the carrying value of $400 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on December 31, 2001. The quoted market price for the convertible notes primarily reflects the conversion value of the notes into Teradyne's common stock.

   Fair values for Teradyne's non-convertible debt were determined based on interest rates that are currently available to Teradyne for the issuance of debt with similar terms and remaining maturities for debt issues and approximate carrying values.

                                TERADYNE, INC.

G.  FINANCIAL INSTRUMENTS--(Continued)

   For all other balance sheet financial instruments, the carrying amount approximates fair value.

Derivatives

   Teradyne adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. SFAS 133 requires Teradyne to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS 133 did not have a material impact on Teradyne's financial position or results of operations.

   Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne's foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets and anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. Teradyne does not use derivative financial instruments for trading or speculative purposes.

   Teradyne enters into foreign currency forward contracts to hedge currency exposures associated with monetary assets and liabilities denominated in non-functional currencies. These contracts are used to reduce Teradyne's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these derivatives are recorded immediately in earnings which are used to offset the changes in the underlying net monetary position being hedged.

   Teradyne periodically hedges certain forecasted foreign currency denominated sales, over a maximum period of twelve months. The derivatives are designated as cash-flow hedges, and changes in their fair value are carried in accumulated other comprehensive income until the underlying transaction occurs. Once the underlying forecasted transaction occurs, the appropriate gain or loss from the derivative designated as a hedge of the transaction is reclassified from accumulated other comprehensive income to net sales. During 2001 the amount of net realized gains from cash-flow hedges was immaterial. As of December 31, 2001, there were no outstanding cash-flow hedges and therefore there is no amount to be reclassified from accumulated other comprehensive income.

   At December 31, 2001, Teradyne had the following forward currency contracts to buy U.S. dollars for non U.S. currencies with the following notional amounts totaling $11.0 million; $2.4 million Japanese Yen, $3.6 million Euro, $4.4 million British pound sterling, and $0.6 million Swedish Krona. At December 31, 2000, the face amount of outstanding forward currency contracts to buy U.S. dollars for non U.S. currencies was $73.0 million. The fair value of the outstanding contracts at December 31, 2001 was $0.2 million. Realized gains related to forward contracts hedging net monetary position were $4.1 million, $7.0 million, and $0.1 million for 2001, 2000, and 1999, respectively. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

   Teradyne holds warrants to purchase 0.3 million shares of common stock of LogicVision, a public technology company, at an exercise price of $4.86 per share. In accordance with SFAS 133, Teradyne recorded a gain of $2.0 million in other income for the fair value of the warrants for the year ended December 31, 2001. The fair value of the warrant is included in other assets.

Concentration of Credit Risk

   Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of marketable securities, forward currency contracts, and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated

                                TERADYNE, INC.

AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers' financial condition but does not require collateral to secure accounts receivable.


H.  DEBT
   Long-term debt at December 31, 2001 and 2000 consisted of the following (in thousands):

                                               2001    2000
                                             -------- ------
                    Convertible senior notes $400,000     --
                    Mortgage notes payable..   50,040 $5,040
                    Other long-term debt....    2,905  3,481
                                             -------- ------
                    Total...................  452,945  8,521
                    Less current maturities.    1,263    169
                                             -------- ------
                                             $451,682 $8,352
                                             ======== ======

   The total maturities of long-term debt for the succeeding five years and thereafter are: 2002 -- $1.3 million; 2003 -- $1.3 million; 2004 -- $1.4 million; 2005 -- $1.5 million; 2006 -- $401.5 million; and $45.9 million thereafter.

Convertible Senior Notes

   In 2001, Teradyne sold $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. On or after October 18, 2004, Teradyne may redeem the Notes in whole or in part at the prices set forth below. The redemption price, expressed as a percentage of principal amount, is as follows for the following periods:

                                                                 Redemption
    Period                                                         Price
    ------                                                       ----------
    Beginning on October 18, 2004 and ending on October 14, 2005   101.50%
    Beginning on October 15, 2005 and ending on October 14, 2006   100.75%

and thereafter equal to 100% of the principal amount.

   Teradyne will begin making annual interest payments of up to $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne's existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash.

Mortgage Notes Payable

   On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007. This loan is collateralized by certain Teradyne California real estate properties. Principal payments are made according to a twenty-year amortization schedule through December 2006, with the remaining principal due on January 1, 2007. Teradyne began making monthly principal and interest payments of $0.4 million on February 1, 2002.

                                TERADYNE, INC.

   In 1983, Teradyne obtained a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by Teradyne's property at 321 Harrison Avenue, which may, at Teradyne's option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the loan was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, Teradyne has been making semi-annual interest payments.

Short-term Borrowings

   The weighted average interest rates on short-term borrowings outstanding as of December 31, 2001 and 2000 was 1.2% for both years.

I.  GOODWILL AND INTANGIBLE AND OTHER ASSETS

   At December 31, 2001 and 2000, the goodwill and intangible and other assets were:

                                                                        2001     2000
                                                                      --------  -------
(In thousands)
Goodwill............................................................. $197,036  $55,409
Less accumulated amortization........................................   (6,760)  (2,736)
                                                                      --------  -------
Net goodwill......................................................... $190,276  $52,673
                                                                      ========  =======
Intangibles and other assets:
Completed technology................................................. $ 35,600       --
Service and software maintenance contracts and customer relationships    8,993  $ 3,693
Tradenames and trademarks............................................    3,800       --
Other intangibles assets.............................................    1,535    1,044
                                                                      --------  -------
Total intangibles....................................................   49,928    4,737
Less accumulated amortization........................................   (3,602)    (645)
                                                                      --------  -------
Total net intangible assets..........................................   46,326    4,092
Other assets.........................................................   40,344   25,635
                                                                      --------  -------
Net intangible and other assets...................................... $ 86,670  $29,727
                                                                      ========  =======

J.  COMMITMENTS AND CONTINGENCIES

   Rental expense for the years ended December 31, 2001, 2000, and 1999 was $26.0 million, $21.3 million, and $18.8 million, respectively.

   The following table reflects Teradyne's current non-cancelable operating lease commitments:

                                        Non-cancelable
                                            Lease
                                         Commitments
                                        --------------
                         (in thousands)
                         2002..........    $ 24,019
                         2003..........      20,417
                         2004..........      17,532
                         2005..........      14,754
                         2006..........      10,490
                         Beyond 2006...      34,442
                                           --------
                         Total.........    $121,654

                                TERADYNE, INC.

J.  COMMITMENTS AND CONTINGENCIES--(Continued)

   In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. An amended complaint was filed in the federal court on October 12, 2001. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law, and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint.

   Teradyne and two of its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 and October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs.

   Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against the lawsuits. However, an adverse resolution of any of the lawsuits could have a material adverse effect on Teradyne's financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the lawsuits and therefore has not accrued for any potential losses from the lawsuits.

   In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on Teradyne's financial position or results of operations.

   In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at two clean-up sites, one in California and one in Rhode Island. Teradyne does not believe that it has any liability for the cleanup of the California site and has requested the state of California to remove Teradyne's name from the list of PRPs, however, Teradyne has not as yet received a reply. In the opinion of management, the costs associated with complying with the clean-up of this site, if required, are not expected to have a material effect upon the financial position or results of operations of Teradyne. With respect to the second site, in Rhode Island, additional information is currently being collected to better understand Teradyne's financial obligations, if any, for its portion of the clean-up of this site.

K.  NET INCOME (LOSS) PER COMMON SHARE

   The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

                                TERADYNE, INC.

K.  NET INCOME (LOSS) PER COMMON SHARE--(Continued)

                                                                 2001       2000      1999
                                                               ---------  --------  --------
(Loss) income before cumulative effect of change in accounting principle................................................... $(202,215) $517,754  $191,694
Cumulative effect of change in accounting principle...........        --   (64,138)       --
                                                               ---------  --------  --------
Net (loss) income............................................. $(202,215) $453,616  $191,694
                                                               =========  ========  ========
Shares used in (loss) income per common share--basic..........   175,828   173,312   170,519
Effect of dilutive securities:
Employee and director stock options...........................        --     7,293     7,540
Employee stock purchase rights................................        --       406       491
                                                               ---------  --------  --------
Dilutive potential common shares..............................        --     7,699     8,031
                                                               ---------  --------  --------
Shares used in (loss) income per common share--diluted........   175,828   181,011   178,550
                                                               =========  ========  ========
(Loss) income before cumulative effect of change in accounting
  principle per common share--basic........................... $   (1.15) $   2.99  $   1.12
Cumulative effect of change in accounting principle--basic.... $      --  $  (0.37) $     --
                                                               ---------  --------  --------
Net (loss) income per common share--basic..................... $   (1.15) $   2.62  $   1.12
                                                               =========  ========  ========
(Loss) income before cumulative effect of change in accounting
  principle per common share--diluted......................... $   (1.15) $   2.86  $   1.07
Cumulative effect of change in accounting principle--diluted.. $      --  $  (0.35) $     --
                                                               ---------  --------  --------
Net (loss) income per common share--diluted................... $   (1.15) $   2.51  $   1.07
                                                               =========  ========  ========

   All options and equivalent shares related to the convertible notes outstanding in 2001 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of December 31, 2001, there were 16.4 million options outstanding. As of December 31, 2001, there were 15.4 million equivalent shares related to the convertible notes shares outstanding. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceed the average fair market value of Teradyne's common stock. Accordingly, options to purchase 1.5 million shares of common stock in 2000 and
0.1 million shares of common stock in 1999 were not included in the calculation of diluted net income per share.

L.  INVENTORY PROVISIONS AND SPECIAL CHARGES

   The charges described below have been recorded as follows in the Statement of Operations during 2001:

                                                         Excess
                                                           and
                                              Workforce Obsolete    Asset    Vacated
                                              Reduction Inventory Impairment Leases   Total
                                              --------- --------- ---------- ------- --------
(In thousands)
Cost of sales - inventory provision and other
  charges....................................           $139,683   $16,999   $3,077  $159,759
Engineering and development..................                        1,339              1,339
Restructuring and other charges..............  $37,278              13,923    1,676    52,877
                                               -------  --------   -------   ------  --------
Total........................................  $37,278  $139,683   $32,261   $4,753  $213,975
                                               =======  ========   =======   ======  ========

                                TERADYNE, INC.

L.  INVENTORY PROVISIONS AND SPECIAL CHARGES--(Continued)

   During 2001, Teradyne recorded charges of $37.3 million in connection with workforce reductions and an early retirement program. The provision for severance and early retirement benefits was recorded in restructuring charges and related asset impairments. There were approximately 2,900 employees terminated in 2001 across all functional groups. Teradyne has paid $23.8 million in severance benefits during 2001. All remaining severance benefits for the terminations in 2001 will be paid by the fourth quarter of 2002.

   During 2001, Teradyne recorded a provision of $139.7 million for excess and obsolete inventory and for discontinued product lines. The total inventory provision for excess and obsolete inventory, excluding the discontinued product lines, was $105.2 million in 2001 and was principally due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. During the third quarter of 2001, Teradyne recorded a charge of $40.2 million related to the discontinuance of its Flash 750 memory product. The Flash 750 memory product charge included an inventory writedown of $32.3 million and the impairment of long-lived assets directly related to the support of the Flash memory product line of $7.9 million. During the fourth quarter of 2001, Teradyne recorded a charge of $2.3 million for obsolete inventory due to overlapping product lines as a result of the consummation of the GenRad acquisition.

   During the third and fourth quarters of 2001, management concluded that certain Connection Systems long-lived assets held for disposal were impaired as the estimated fair value was less than the carrying value of these assets. The impaired assets charge included a $12.0 million writedown related to a partially completed manufacturing facility held for sale and a writedown of $12.4 million for certain manufacturing assets that were taken out of operations and are held for disposal. Fair value of the impaired facility was determined by a market appraisal.

   During the fourth quarter of 2001, Teradyne recorded charges for vacated office space under operating leases at Connection Systems and Circuit Board Test and Inspection Systems of $3.1 million and $1.7 million, respectively.

   The table below summarizes activity relating to restructuring and other charges:

                                         Lease
                                        Payments
                             Severance     on
                                and     Vacated    Impaired  Impaired
                             Benefits  Facilities Facilities  Assets   Total
                             --------- ---------- ---------- -------- --------
                                               (in thousands)
2001 provision.............. $ 37,278    $1,676    $ 12,000  $ 1,923  $ 52,877
Cash payments...............  (23,755)       --          --       --   (23,755)
Non-cash charges............       --        --     (12,000)  (1,923)  (13,923)
                             --------    ------    --------  -------  --------
Balance at December 31, 2001 $ 13,523    $1,676    $     --  $    --  $ 15,199
                             ========    ======    ========  =======  ========

   The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

M.  RETIREMENT PLANS

   Teradyne has defined benefit pension plans covering a majority of domestic employees and employees of certain non U.S. subsidiaries. Benefits under these plans are based on employees' years of service and compensation. Teradyne's funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (ERISA) and the Internal Revenue Code (the "IRC").

                                TERADYNE, INC.

M.  RETIREMENT PLANS--(Continued)

   During the fourth quarter of 1999, Teradyne offered all eligible domestic employees participating in the U.S. plan a choice: to continue to have benefits accumulate in the U.S. plan and continue to be eligible for the then current Savings Plan match described in "Note P: Savings Plans" or to stop accumulating benefits in the U.S plan and be eligible for an increased match in the Savings Plan. The accrued benefit of those employees who selected the enhanced Savings Plan match was frozen on January 1, 2000 resulting in an insignificant curtailment gain.

   The expense of these defined benefit pension plans and the December 31 balances of plan assets and obligations are shown below (in thousands):

                                                     2001     2000     1999
                                                   --------  -------  -------
 EXPENSE
 Service cost..................................... $  6,369  $ 6,365  $ 7,874
 Interest cost....................................   10,210    8,972    8,247
 Expected return on plan assets...................  (10,029)  (8,589)  (7,394)
 Amortization of unrecognized:
   Net transition obligation......................       74       89      102
   Prior service cost.............................      766      843      612
   Net loss.......................................      264      206    1,592
 Curtailment loss (gain) / employee contributions.    2,402      (89)     (87)
                                                   --------  -------  -------
 Total expense.................................... $ 10,056  $ 7,797  $10,946
                                                   ========  =======  =======

                                                     2001     2000     1999
                                                   --------  -------  -------
 WEIGHTED AVERAGE ASSUMPTIONS
 Discount rate....................................      7.0%     7.5%     8.0%
 Expected return on plan assets...................      9.0      9.0      9.0
 Salary progression rate..........................      5.0      5.0      5.0

                                                    2001      2000
                  ASSETS AND OBLIGATIONS          --------  --------
          Projected benefit obligation:
            Beginning of year.................... $139,472  $124,546
            Service cost.........................    6,369     6,365
            Interest cost........................   10,210     8,972
            Actuarial (gain) loss................   15,329     3,859
            Benefits paid........................   (4,171)   (3,372)
            Plan amendment.......................      212       623
            Curtailment..........................     (947)       --
            GenRad acquisition...................   15,695        --
            Non U.S. currency movement...........   (1,120)   (1,521)
                                                  --------  --------
            End of year..........................  181,049   139,472
          Fair value of plan assets:
            Beginning of year....................  114,512   111,535
            Company contributions ...............    6,050     9,445
            Plan participants' contributions.....       71        79
            Actual return........................  (10,964)   (2,285)
            Benefits paid........................   (4,171)   (3,372)
            GenRad acquisition...................   10,365        --
            Non U.S. currency movement...........     (646)     (890)
                                                  --------  --------
          End of year............................  115,217   114,512
                                                  --------  --------

          Funded status..........................  (65,832)  (24,960)
          Unrecognized prior service cost........    5,315     7,110
          Unrecognized net transition obligation.      306       470
          Unrecognized net actuarial (gain) loss.   43,261     8,597
                                                  --------  --------
          Net amount recognized.................. $(16,950) $ (8,783)
                                                  ========  ========

                                TERADYNE, INC.

M.  RETIREMENT PLANS--(Continued)

   The impact of the GenRad acquisition and an early retirement program increased the projected benefit obligation by $15.9 million. GenRad had its own retirement plan for its employees which was merged into Teradyne's plan during 2001. In the third quarter of 2001, Teradyne provided certain employees the option to retire early.

   The following table provides amounts recognized in the statement of financial position as of December 31, (in thousands):

                                                   2001      2000
                                                 --------  --------
            Prepaid pension cost................ $    926  $  3,162
            Accrued benefit liability...........  (17,876)  (11,945)
            Additional minumum pension liability  (22,228)       --
            Intangible asset....................    4,022        --
            Accumulated other comprehensive loss   18,206        --
                                                 --------  --------
            Net amount recognized............... $(16,950) $ (8,783)
                                                 ========  ========

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for 2001 and 2000 were as follows:

                                                                                     2001   2000
                                                                                    ------  -----
                                                                                    (In millions)
Projected benefit obligation....................................................... $181.0  $22.2
Accumulated benefit obligation.....................................................  154.8   14.3
Fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets............................................................ $115.2  $ 3.7

   An additional minimum pension liability adjustment of $22 million was required during 2001 as the accumulated benefit obligation of $155 million exceeded the $115 million of pension plan assets at year end. The $40 million difference was reduced by an accrued benefit liability of $18 million resulting in an additional minimum pension liability of $22 million.

N.  COMMON STOCK REPURCHASE PROGRAM

   Teradyne's Board of Directors has authorized the repurchase of 30.0 million shares of Teradyne's stock on the open market. During 1999, Teradyne repurchased 5.6 million shares at a cost of $207.8 million. During 2000, Teradyne repurchased 3.8 million shares at a cost of $147.5 million, increasing the cumulative shares purchased under this program through 2000 to 20.0 million shares at an aggregate cost of $540.8 million. During 2001, Teradyne did not repurchase any stock. Teradyne records treasury stock at its acquisition cost.

O.  STOCK BASED COMPENSATION

   Teradyne has both employee and non-employee stock option plans and an employee stock purchase plan. Teradyne previously adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), and as permitted by this standard, will continue to apply Accounting Principles Board (APB) Opinion 25 and related interpretations in accounting for its plans. Teradyne is required to disclose the pro forma net income and net income per common share amounts as if compensation costs for Teradyne's

                                TERADYNE, INC.

stock based compensation plans had been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock based compensation plans been accounted for at fair value according to SFAS 123, amounts reported in the Statement of Operations for 2001, 2000, and 1999, respectively would have been:

                                                                           2001     2000   1999
                                                                          -------  ------ ------
(Loss) income before cumulative effect of change in accounting principle. ($275.7) $458.0 $153.6
(Loss) income before cumulative effect of change in accounting principle per common share--basic................................................ ($ 1.57) $ 2.64 $ 0.90
(Loss) income before cumulative effect of change in accounting principle per common share--diluted.............................................. ($ 1.57) $ 2.53 $ 0.86

Stock Option Plans

   Under its stock option plans, all of which are fixed accounting plans, Teradyne granted options to directors, officers, certain employees, and other individuals entitling them to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001 options granted to employees also vest in equal installments over four years but have a maximum term of seven years. In 2001, Teradyne had a one-time option grant for all employees that vests over two years and has a term of seven years.

   Stock option plan activity for the years 2001, 2000, and 1999 follows (in thousands):

                                                2001    2000    1999
                                               ------  ------  ------
         Outstanding at January 1............. 22,745  19,225  21,548
             Options granted.................. 10,289   7,905   5,631
             Options exercised................ (2,766) (3,217) (7,272)
             Options canceled.................   (518) (1,168)   (682)
                                               ------  ------  ------
         Outstanding at December 31........... 29,750  22,745  19,225
                                               ======  ======  ======
         Exercisable at December 31........... 13,545   8,758   6,355
                                               ======  ======  ======
         Available for grant at December 31... 29,841   7,130  13,867
                                               ======  ======  ======

   Weighted average option exercise price information for the years 2001, 2000 and 1999 follows:

                                              2001   2000   1999
                                             ------ ------ ------
               Outstanding at January 1..... $22.79 $16.44 $ 9.73
                   Options granted.......... $23.33 $34.73 $32.13
                   Options exercised........ $10.89 $11.49 $ 9.03
                   Options canceled......... $32.15 $30.62 $12.68
               Outstanding at December 31... $25.28 $22.79 $16.44
               Exercisable at December 31... $24.94 $16.71 $12.59

                                TERADYNE, INC.

O.  STOCK BASED COMPENSATION--(Continued)

   Significant option groups outstanding at December 31, 2001 and related weighted average price and remaining contractual life information follows (options in thousands):

                                 Options Outstanding            Options Exercisable
                         ------------------------------------ -----------------------
                           Weighted
                           Average
                          Remaining
                         Contractual         Weighted-Average        Weighted-Average
Range Of Exercise Prices Life (Years) Shares  Exercise Price  Shares  Exercise Price
------------------------ ------------ ------ ---------------- ------ ----------------
   $ 3.82 - $20.94......     1.62      7,756      $11.29       5,632      $11.24
   $21.65...............     6.67      8,177      $21.65       1,722      $21.65
   $23.09 - $32.13......     3.77     11,280      $29.33       4,692      $29.84
   $32.78 - $173.11.....     5.11      2,537      $61.74       1,499      $64.86
                                      ------                  ------
   Total................     4.12     29,750      $25.28      13,545      $24.94
                                      ======                  ======

   The weighted average grant date fair value for options granted during 2001, 2000 and 1999 was $11.90, $15.34 and $16.21 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                           2001  2000  1999
                                           ----  ----  ----
                    Expected life (years).  4.3   4.2   4.1
                    Interest rate.........  3.7%  5.7%  6.1%
                    Volatility............ 67.0% 63.7% 56.7%
                    Dividend yield........  0.0%  0.0%  0.0%

Employee Stock Purchase Plan

   Under the Teradyne Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne's common stock on the first business day in January (July for new hires) or the last business day of December. In January 2002, Teradyne issued 0.9 million shares of common stock to employees who participated in the plan during 2001 at a weighted-average price of $25.60 per share. Currently, there are 0.4 million shares reserved for issuance.

   The weighted-average fair value of employee stock purchase rights granted in 2001, 2000 and 1999 was $12.56, $17.98 and $8.18, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively:

                                           2001  2000  1999
                                           ----  ----  ----
                    Expected life (years).  1.0   1.0   1.0
                    Interest rate.........  2.2%  6.0%  4.5%
                    Volatility............ 67.0% 81.5% 58.4%
                    Dividend yield........  0.0%  0.0%  0.0%

                                TERADYNE, INC.

P.  SAVINGS PLANS

   Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne's savings plan, employees may contribute up to 15% of their compensation (subject to Internal Revenue Service limitations). For employees that elected in 1999 to continue to accrue benefits under Teradyne's defined benefit plan, as described in "Note M: Retirement Plans," Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100%. Employees that elected in 1999 to stop accruing benefits under Teradyne's defined benefit plan, as described in "Note
M: Retirement Plans," are eligible for an increased Teradyne match of 100% to 150% on employee contributions up to 5% of compensation. Teradyne's contributions vest after two years, although contributions for those employees with five years of service vest immediately. Teradyne has also established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne's savings plans, amounts charged to operations were $14.6 million in 2001, $16.6 million in 2000, and $9.8 million in 1999.

Q.  STOCKHOLDER RIGHTS PLAN

   Teradyne's Board of Directors adopted a Stockholder Rights Plan on November 16, 2000, under which a dividend of one Common Stock Purchase Right (each a "Right") was distributed for each outstanding share of Common Stock. The plan entitles Right holders to purchase shares of Teradyne's common stock for $540 per share subject to adjustment (the "Purchase Price") in certain events, such as a tender offer to acquire 20% or more of Teradyne's outstanding shares. Under some circumstances, such as a determination by continuing Directors that an acquiring party's interests are adverse to those of Teradyne, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase Common Stock (or other securities or consideration owned by Teradyne) having a value equal to two times the Purchase Price of the Right for the Purchase Price. The Rights expire on November 27, 2010.

R.  INCOME TAXES

   The components of (loss) income before income taxes and the (benefit) provision for income taxes as shown in the consolidated statements of income are as follows (in thousands)

                                                                       2001       2000      1999
                                                                     ---------  --------  --------
(Loss) income before income taxes and cumulative effect of change in accounting principle:
   United States.................................................... $(324,800) $655,103  $239,453
   Non U.S..........................................................    (1,353)   84,545    34,396
                                                                     ---------  --------  --------
                                                                     $(326,153) $739,648  $273,849
                                                                     =========  ========  ========
Provision (credit) for income taxes:
 Current:
   U.S. Federal..................................................... $ (90,149) $182,202  $ 65,104
   Non U.S..........................................................    (3,093)   29,393    14,296
   State............................................................       751    19,703     6,856
                                                                     ---------  --------  --------
                                                                       (92,491)  231,298    86,256
                                                                     ---------  --------  --------
 Deferred:
   U.S. Federal.....................................................   (24,739)   (4,529)     (184)
   Non U.S..........................................................        43    (3,172)   (3,461)
   State............................................................    (6,751)   (1,703)     (456)
                                                                     ---------  --------  --------
                                                                       (31,447)   (9,404)   (4,101)
                                                                     ---------  --------  --------
                                                                     $(123,938) $221,894  $ 82,155
                                                                     =========  ========  ========

                                TERADYNE, INC.

R.  INCOME TAXES--(Continued)

   Significant components of Teradyne's deferred tax assets (liabilities) as of December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001      2000
                                                   --------  --------
          Deferred tax assets:
             Net operating loss carryforwards..... $ 45,728  $    592
             Tax credits..........................   33,922     9,686
             Inventory valuations.................   31,669    13,494
             Accruals.............................   24,565    23,495
             Research and development.............   19,821     2,898
             Vacation.............................    6,141     9,211
             Deferred revenue.....................    5,391    32,088
             Other................................   14,955     2,494
                                                   --------  --------
          Total deferred tax assets...............  182,192    93,958
                                                   --------  --------
          Deferred tax liabilities:
             Excess of tax over book depreciation.  (17,012)  (16,509)
             Amortization.........................  (16,218)     (916)
             Pension..............................   (1,102)   (3,572)
             Other................................   (2,534)     (260)
                                                   --------  --------
          Total deferred tax liabilities..........  (36,866)  (21,257)
                                                   --------  --------
          Net deferred asset...................... $145,326  $ 72,701
                                                   ========  ========

   At December 31, 2001 Teradyne had U.S. Federal operating loss carryforwards of approximately $113.5 million primarily due to the operating loss carryforwards related to the GenRad acquisition that expire in the years 2003 through 2020, state operating loss carryforwards of $88.5 million that expire in the years 2006 through 2021, and foreign operating loss carryforwards of $9.6 million. These losses are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

   Teradyne believes that it is more likely than not that its net deferred tax assets will be realized.

   Teradyne has approximately $33.9 million of tax credit carryforwards that expire in years 2003 through 2019. Business tax credits of approximately $24.1 million expire in the years 2003 through 2019. Foreign tax credits of approximately $7.7 million expire in the years 2005 through 2006. Alternative minimum tax credits of $2.1 million do not expire.

   A reconciliation of the effective tax rate for the years 2001, 2000, and 1999 follows:

                                                      2001    2000  1999
                                                      -----   ----  ----
       U.S. statutory federal tax rate............... (35.0)% 35.0% 35.0%
       State income taxes, net of federal tax benefit  (1.8)   1.6   1.5
       Tax credits...................................    --   (0.8) (1.3)
       Export sales corporation......................  (0.7)  (4.8) (4.7)
       Other, net....................................  (0.5)  (1.0) (0.5)
                                                      -----   ----  ----
                                                      (38.0)% 30.0% 30.0%
                                                      =====   ====  ====

   U.S. federal taxes have not been provided for approximately $63.1 million, $59.0 million, and $30.0 million of cumulative undistributed earnings of a non-U.S. manufacturing subsidiary in 2001, 2000, and 1999, respectively. Teradyne intends to reinvest these earnings indefinitely in operations outside the US.

                                TERADYNE, INC.

S.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

   Teradyne has four principal operating segments which are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The Other Test Systems segment in 2001 is comprised of Broadband Test Systems and Diagnostic Solutions. In 2000 and 1999, the Other Test Systems segment is comprised of Broadband Test Systems and Software Test Systems.

   Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies." Intersegment sales are accounted for at fair value as if sales were to third parties. During 2001 and 2000 no individual customer accounted for more than 10% of consolidated net sales. During 1999, principally all of Teradyne's operating segments reported sales to one customer accounting for a total of 11% of consolidated net sales.

                                            Circuit
                                             Board
                                             Test &
                  Semiconductor Connection Inspection Other Test  Corporate     SAB 101
                  Test Systems   Systems    Systems    Systems       And      Adjustments
                     Segment     Segment    Segment    Segment   Eliminations     (4)     Consolidated
                  ------------- ---------- ---------- ---------- ------------ ----------- ------------
2001
 Sales to
   unaffiliated
   customers.....  $  717,655    $540,755   $132,448   $ 49,723          --         --     $1,440,581
 Intersegment
   sales.........          --       4,119         --         --     ($4,119)        --             --
                   ----------    --------   --------   --------   ---------     ------     ----------
 Net sales.......     717,655     544,874    132,448     49,723      (4,119)        --      1,440,581
 Income (loss)
   before taxes
   (1)...........    (231,869)    (12,477)   (38,505)    (2,880)    (40,422)        --       (326,153)
 Total assets (2)     643,412     417,296    353,605     56,455   1,071,623         --      2,542,391
 Property
   additions (3).      82,307     103,416      2,605      1,760      51,361         --        241,449
 Depreciation and
   amortization
   expense (3)...      56,014      55,588      6,881      2,314      17,871         --        138,668
2000
 Sales to
   unaffiliated
   customers.....  $2,044,330    $734,642   $141,208   $124,133          --      ($367)    $3,043,946
 Intersegment
   sales.........          --      29,294         --         --    ($29,294)        --             --
                   ----------    --------   --------   --------   ---------     ------     ----------
 Net sales.......   2,044,330     763,936    141,208    124,133     (29,294)      (367)     3,043,946
 Income (loss)
   before taxes
   (1)...........     675,315     155,040      1,761        415     (92,729)      (154)       739,648
 Total assets (2)     920,629     511,083     86,161     19,174     780,926     37,895      2,355,868
 Property
   additions (3).     119,705      92,403      4,878      4,394      76,862         --        298,242
 Depreciation and
   amortization
   expense (3)...      47,497      33,118      3,357      2,906      14,984         --        101,862

                                 TERADYNE, INC

S.   OPERATING SEGMENT AND GEOGRAPHIC INFORMATION--(Continued)

                                                 Circuit
                                                  Board
                                                  Test &    Other
                       Semiconductor Connection Inspection  Test     Corporate     SAB 101
                       Test Systems   Systems    Systems   Systems      And      Adjustments
                          Segment     Segment    Segment   Segment  Eliminations     (4)     Consolidated
                       ------------- ---------- ---------- -------  ------------ ----------- ------------
1999
 Sales to unaffiliated
   customers..........  $1,210,543    $373,051   $118,599  $88,719          --         --     $1,790,912
 Intersegment
   sales..............          --      15,069         --       --    ($15,069)        --             --
                        ----------    --------   --------  -------    --------     ------     ----------
 Net sales............   1,210,543     388,120    118,599   88,719     (15,069)        --      1,790,912
 Income (loss) before
   taxes (1)..........     287,960      63,249     (5,205)  (9,093)    (63,062)        --        273,849
 Total assets (2).....     564,536     219,763     56,481   37,615     686,656         --      1,565,051
 Property
   additions (3)......      47,054      38,500      5,608    2,885      57,109         --        151,156
 Depreciation
   and amortization
   expense (3)........      32,086      18,567      5,139    3,218      27,376         --         86,386

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

(4) Corporate adjustment reflects the impact of SAB 101 on sales, income before taxes, and total assets in 2000. During the fourth quarter of 2000 Teradyne implemented SAB 101. Segments reflect their results before the change in accounting principle.

   Information as to Teradyne's sales in different geographical areas is as follows (in thousands):

                                             2001       2000       1999
                                          ---------- ---------- ----------
     Sales to unaffiliated customers (1):
        United States. .................. $  735,264 $1,407,110 $  859,638
        Europe...........................    261,675    425,694    268,637
        South East Asia. ................    169,539    626,060    359,430
        Taiwan...........................    150,277    306,611    147,876
        Japan............................     60,353    119,883     89,546
        Korea. ..........................     14,012     88,833     12,058
        Other............................     49,461     69,755     53,727
                                          ---------- ---------- ----------
                                          $1,440,581 $3,043,946 $1,790,912
                                          ========== ========== ==========

--------

(1) Sales are attributable to geographic areas based on location of customer site.

   Because a substantial portion of Teradyne's sales are derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

                           SUPPLEMENTARY INFORMATION
                                  (Unaudited)

   The following sets forth certain unaudited consolidated quarterly statements of operations data for each of Teradyne's last eight quarters. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of Teradyne and the notes thereto included elsewhere herein.

                                                                            2001
                                                          ----------------------------------------
                                                            1st       2nd        3rd        4th
                                                          Quarter   Quarter    Quarter    Quarter
                                                          --------  --------  ---------  ---------
Net sales................................................ $605,189  $365,823  $ 249,355  $ 220,214
Expenses:
  Cost of sales..........................................  355,298   259,477    205,292    201,982
  Cost of sales - inventory provision and other charges..   13,716    37,945     53,528     54,570
  Engineering and development............................   83,570    71,029     66,006     68,052
  Selling and administrative.............................   73,286    65,908     59,928     70,962
  Restructuring and other charges........................    5,705     3,356     34,475      9,341
                                                          --------  --------  ---------  ---------
                                                           531,575   437,715    419,229    404,907
                                                          --------  --------  ---------  ---------
Income (loss) from operations............................   73,614   (71,892)  (169,874)  (184,693)
Interest income..........................................    6,194     5,149      4,553      6,847
Interest expense.........................................     (244)     (296)      (286)    (3,265)
Other income and expense, net............................   (2,480)   12,918     (1,914)      (484)
                                                          --------  --------  ---------  ---------
Income (loss) before income taxes........................   77,084   (54,121)  (167,521)  (181,595)
Provision (benefit) for income taxes.....................   23,125   (13,940)   (64,117)   (69,006)
                                                          --------  --------  ---------  ---------
Net income (loss)........................................ $ 53,959  $(40,181) $(103,404) $(112,589)
                                                          ========  ========  =========  =========
Net income (loss) per common share -- basic.............. $   0.31  $  (0.23) $   (0.59) $   (0.63)
                                                          ========  ========  =========  =========
Net income (loss) per common share -- diluted............ $   0.30  $  (0.23) $   (0.59) $   (0.63)
                                                          ========  ========  =========  =========

                                  (Unaudited)


                                                                                2000
                                                               --------------------------------------
                                                                 1st       2nd       3rd       4th
                                                               Quarter   Quarter   Quarter   Quarter
                                                               --------  --------  --------  --------
Net sales..................................................... $615,358  $747,458  $859,478  $821,652
Expenses:
  Cost of sales...............................................  324,896   388,254   441,855   452,369
  Engineering and development.................................   79,510    85,165    91,126    92,223
  Selling and administrative..................................   82,059    95,729    99,107   100,888
                                                               --------  --------  --------  --------
                                                                486,465   569,148   632,088   645,480
                                                               --------  --------  --------  --------
Income from operations........................................  128,893   178,310   227,390   176,172
Interest income...............................................    4,962     6,235     6,641     7,268
Interest expense..............................................     (425)     (412)     (570)     (434)
Other income and expense, net.................................       --        --        --     5,618
                                                               --------  --------  --------  --------
Income before income taxes and cumulative effect of change in
  accounting principle........................................  133,430   184,133   233,461   188,624
Provision for income taxes....................................   40,029    55,240    70,038    56,587
                                                               --------  --------  --------  --------
Income before cumulative effect of change in accounting
  principle...................................................   93,401   128,893   163,423   132,037
Cumulative effect of change in accounting principle...........  (64,138)       --        --        --
                                                               --------  --------  --------  --------
Net income.................................................... $ 29,263  $128,893  $163,423  $132,037
                                                               ========  ========  ========  ========
Income before cumulative effect of change in accounting
  principle per common share -- basic......................... $   0.54  $   0.74  $   0.94  $   0.76
                                                               ========  ========  ========  ========
Cumulative effect of change in accounting principle per common
  share -- basic.............................................. $  (0.37) $     --  $     --  $     --
                                                               ========  ========  ========  ========
Net income per common share -- basic.......................... $   0.17  $   0.74  $   0.94  $   0.76
                                                               ========  ========  ========  ========
Income before cumulative effect of change in accounting
  principle per common share -- diluted....................... $   0.52  $   0.71  $   0.90  $   0.74
                                                               ========  ========  ========  ========
Cumulative effect of change in accounting principle per common
  share -- diluted............................................ $  (0.35) $     --  $     --  $     --
                                                               ========  ========  ========  ========
Net income per common share -- diluted........................ $   0.16  $   0.71  $   0.90  $   0.74
                                                               ========  ========  ========  ========

Item 9: Changes and disagreements with accountants on accounting and financial disclosure

   None.

                                   PART III

Item 10:  Directors and executive officers of the registrant.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1 -- Executive Officers of the Company" elsewhere in this report.)

Item 11:  Executive compensation.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:  Security ownership of certain beneficial owners and management.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 13:  Certain relationships and related transactions.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 23, 2002, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a) 1.  Financial Statements

   The following consolidated financial statements are included in Item 8:

       Report of Independent Accountants Balance Sheets as of December 31, 2001 and 2000 Statements of Operations for the years ended December 31, 2001, 2000, and 1999
      Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999
      Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999

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

(b) Reports On Form 8-K

   A Current Report on Form 8-K dated October 18, 2001, was filed with the Securities and Exchange Commission on October 18, 2001 relating to (i) Teradyne's third quarter financial results and its interim financial statements and (ii) two legal complaints filed against Teradyne.

   A Current Report on Form 8-K dated October 19, 2001, was filed with the Securities and Exchange Commission on October 19, 2001 relating to (i) Teradyne's intent to offer Convertible Senior Notes due 2006 in a private placement and (ii) the pricing terms of the offering.

   A Current Report on Form 8-K dated October 24, 2001, was filed with the Securities and Exchange Commission on October 24, 2001 relating to Teradyne's completion of its offering of Convertible Senior Notes due 2006 in a private placement.

Item 14(d)  Financial Statement Schedules

                                TERADYNE, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     Column A                         Column B        Column C         Column D  Column E
                     --------                         --------  ---------------------  --------  --------
                                                                      Additions
                                                                ---------------------
                                                     Balance at Charged to Charged to             Balance
                                                     Beginning   Cost and    Other               at End of
                    Description                      of Period   Expenses   Accounts  Deductions  Period
                    -----------                      ---------- ---------- ---------- ---------- ---------
                                                                    (thousands of dollars)
Valuation reserve deducted in the balance sheet from
  the asset to which it applies:
Accounts receivable:
 2001 Allowance for doubtful accounts...............   $5,176     $1,192      $ --       $ 74     $6,294
                                                       ======     ======      ====       ====     ======
 2000 Allowance for doubtful accounts...............   $4,410     $1,337      $ --       $571     $5,176
                                                       ======     ======      ====       ====     ======
 1999 Allowance for doubtful accounts...............   $2,395     $1,407      $804       $196     $4,410
                                                       ======     ======      ====       ====     ======

                                 EXHIBIT INDEX

   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit
  No.                    Description                                SEC Document Reference
  ---                    -----------                                ----------------------
  3.1   Restated Articles of Organization of the       Exhibit 3.01 to the Company's Quarterly Report on
          Company, as amended                            Form 10-Q for the quarter ended July 2, 2000.
  3.2   Amended and Restated Bylaws of the Company     Exhibit 3.3 to the Company's Annual Report on
                                                         Form 10-K for the fiscal year ended
                                                         December 31, 1996.
  4.1   Rights Agreement between the Company and       Exhibit 4.1 to the Company's Form 8-K filed
          Fleet National Bank dated as of November 17,   November 20, 2000.
          2000
  4.2   Indenture by and between the Company and State Exhibit 4.4 to the Company's Registration
          Street Bank and Trust Company as Trustee       Statement on Form S-3 (Registration
          dated as of October 24, 2001, including the    Statement No. 333-75632).
          form of Note
  4.3   Form of Note                                   Included in Exhibit 4.4 to the Company's
                                                         Registration Statement on Form S-3
                                                         (Registration Statement No. 333-75632).
  4.4   Registration Rights Agreement by and between   Exhibit 4.6 to the Company's Registration
          the Company and Goldman, Sachs & Co. and       Statement on Form S-3 (Registration
          Banc of America Securities LLC dated as of     Statement No. 333-75632).
          October 24, 2001
 10.1   Teradyne, Inc. Supplemental Executive          Exhibit 10.4 to the Company's Annual Report on
          Retirement Plan*                               Form10-K for the fiscal year ended
                                                         December 31, 1997.
 10.2   1991 Employee Stock Option Plan, as amended*   Exhibit 4.2 to the Company's Registration
                                                         Statement on Form S-8 (Registration
                                                         Statement No. 333-07177).
 10.3   Amendment to 1991 Stock Plan dated             Exhibit 10.3 to the Company's Annual Report on
         March 9, 2001*                                  Form 10-K for the fiscal year ended
                                                         December 31, 2000.
 10.4   Megatest Corporation 1990 Stock Option Plan*   Exhibit 4.1 to the Company's Registration
                                                         Statement on Form S-8 (Registration
                                                         Statement No. 333-64683).
 10.5   Megatest Corporation Director Stock Option     Exhibit 4.2 to the Company's Registration
          Plan*                                          Statement on Form S-8 (Registration
                                                         Statement No. 333-64683).
 10.6   1996 Employee Stock Purchase Plan, as          Filed herewith.
          amended*
 10.7   Master Lease Agreement between Megatest and    Exhibit 10.10 to the Company's Annual Report
          General Electric Capital Corporation dated     on Form 10-K for the fiscal year ended
          August 10, 1995                                December 31, 1995.
 10.8   Loan and Security Agreement between Megatest   Exhibit 10.11 to the Company's Annual Report
          and the CIT Group/Equipment Financing, Inc.    on Form 10-K for the fiscal year ended
          dated August 14, 1995                          December 31, 1995.

Exhibit
  No.                      Description                                   SEC Document Reference
  ---                      -----------                                   ----------------------
 10.9   Deed of Trust, Financing Statement, Security       Exhibit 10.12 to the Company's Annual Report on
          Agreement and Fixture Filing between Megatest      Form 10-K for the fiscal year ended
          and the Sun Life Assurance Company of Canada       December 31, 1995.
          (U.S.) dated August 25, 1995
 10.10. 1997 Employee Stock Option Plan, as amended*       Exhibit 10.01 to the Company's Quarterly Report
                                                             on Form 10-Q for the quarter ended July 1, 2001.
 10.11. 1996 Non-Employee Director Stock Option Plan, as   Filed herewith.
          amended*
 10.12. GenRad, Inc. 1991 Equity Incentive Plan*           Exhibit 4.4 to the Company's Registration
                                                             Statement on Form S-8 (Registration Statement
                                                             No. 333-73700).
 10.13. GenRad, Inc. 1991 Directors' Stock Option Plan*    Exhibit 4.5 to the Company's Registration
                                                             Statement on Form S-8 (Registration Statement
                                                             No. 333-73700).
 10.14. GenRad, Inc. 1997 Non-Qualified Employee Stock     Exhibit 4.6 to the Company's Registration
          Option Plan*                                       Statement on Form S-8 (Registration Statement
                                                             No. 333-73700).
 10.15. GenRad, Inc. Non-Statutory Stock Option            Exhibit 4.7 to the Company's Registration
          Agreement by and between Robert M.                 Statement on Form S-8 (Registration Statement
          Dutkowsky and GenRad, Inc.*                        No. 333-73700).
 10.16. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.17. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.18. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.19. Change in Control Agreement dated March 19, 2002   Filed herewith.
          between the Company and Executive Officer*
 10.20. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.21. Change in Control Agreement dated October 2, 2001  Filed herewith.
          between the Company and Executive Officer*
 10.22. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.23. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.24. Change in Control Agreement dated October 19, 2001 Filed herewith.
          between the Company and Executive Officer*
 10.25. Promisory Note dated December 19, 2001 between the Filed herewith.
          Company, as borrower, and General Electric
          Capital Business Asset Funding Corporation, as
          lender
 10.26. Form of Commercial Deed of Trust, Security         Filed herewith.
          Agreement, Assignment of Leases and Rents, and
          Fixture Filing Agreement dated December 19,
          2001 between the Company, as borrower, and
          General Electric Capital Business Asset Funding
          Corporation, as lender

 10.27  Form of Assignment of Rents and Leases             Filed herewith.
          Agreement dated December 19, 2001 between
          the Company, as borrower, and General
          Electric Capital Business Asset Funding
          Corporation, as lender

Exhibit
  No.                     Description                                SEC Document Reference
  ---                     -----------                                ----------------------

 10.28  Form of Certificate and Indemnity Agreement     Filed herewith.
          regarding Hazardous Substances dated
          December 19, 2001 between the Company, as
          borrower, and General Electric Capital
          Business Asset Funding Corporation, as lender

 10.29  Lease Agreements dated July 26, 1996 between    Exhibit 10 to GenRad, Inc.'s Quarterly Report on
          GenRad, Inc. and Michelson Farm-Westford      Form 10-Q for the quarter ended June 29, 1996
          Technology Park Trust                         (Commission File No. 1-8045).

  12.1  Statement regarding Computation of Ratio of
          Earnings to Fixed Charges                     Filed herewith.

  21.1  Subsidiaries of the Company                     Filed herewith.

  23.1  Consent of PricewaterhouseCoopers LLP           Filed herewith.

   * Indicates management contracts or compensatory plans

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2002.

                                            TERADYNE, INC.

                                            By:    /s/  GREGORY R. BEECHER
                                                -----------------------------
                                                     Gregory R. Beecher,
                                                    Vice President and Chief
                                                       Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

  /s/  GEORGE W. CHAMILLARD   Chairman of the Board,         March 29, 2002
-----------------------------   President,
    George W. Chamillard        and Chief Executive Officer
                                (Principal Executive
                                 Officer)

   /s/  GREGORY R. BEECHER    Vice President and             March 29, 2002
-----------------------------   Chief Financial Officer
     Gregory R. Beecher         (Principal Financial
                                 Officer)

  /s/  G. RICHARD MACDONALD   Controller, Principal          March 29, 2002
-----------------------------   Accounting Officer
    G. Richard MacDonald

    /s/  JAMES W. BAGLEY      Director                       March 29, 2002
-----------------------------
       James W. Bagley

    /s/  ALBERT CARNESALE     Director                       March 29, 2002
-----------------------------
      Albert Carnesale

    /s/  DANIEL S. GEGORY     Director                       March 25, 2002
-----------------------------
      Daniel S. Gegory

   /s/  DWIGHT H. HIBBARD     Director                       March 28, 2002
-----------------------------
      Dwight H. Hibbard

    /s/  JOHN P. MULRONEY     Director                       March 26, 2002
-----------------------------
      John P. Mulroney

  /s/  VINCENT M. O'REILLY    Director                       March 27, 2002
-----------------------------
     Vincent M. O'Reilly

    /s/  RICHARD J. TESTA     Director                       March 29, 2002
-----------------------------
      Richard J. Testa

     /s/  ROY A. VALLEE       Director                       March 29, 2002
-----------------------------
        Roy A. Vallee

  /s/  PATRICIA S. WOLPERT    Director                       March 25, 2002
-----------------------------
     Patricia S. Wolpert