Form 10-Q
period 2002-03-31
TERADYNE INC
filed 2002-05-14
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                                  -------------
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

     The number of shares outstanding of the registrant's only class of Common Stock as of April 26, 2002 was 182,882,204 shares.

                                 TERADYNE, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
          March 31, 2002 and December 31, 2001...........................    3

        Condensed Consolidated Statements of Operations for the
          Three Months Ended March 31, 2002 and April 1, 2001............    4

        Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2002 and April 1, 2001............    5

        Notes to Condensed Consolidated Financial Statements.............  6-11

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.................. 12-19

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    19


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 19-20

Item 6. Exhibits and Reports on Form 8-K.................................    20

                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 2002            December 31, 2001
                                                                                --------------            -----------------
                                                                                               (In thousands)
                                    ASSETS
Current assets:
    Cash and cash equivalents...............................................     $  211,352                  $  317,591
    Marketable securities...................................................        187,442                      50,096
    Accounts receivable.....................................................        175,808                     169,630
    Income tax receivable and prepaid amounts...............................         12,925                      97,000
Inventories:
    Parts...................................................................        213,808                     262,520
    Assemblies in process...................................................        150,535                     132,097
    Finished goods..........................................................          8,890                      12,372
                                                                                 ----------                  ----------
                                                                                    373,233                     406,989
    Deferred tax assets.....................................................        115,074                     141,013
    Prepayments and other current assets....................................         24,618                      24,703
                                                                                 ----------                  ----------
Total current assets........................................................      1,100,452                   1,207,022
Property, plant, and equipment, at cost.....................................      1,448,718                   1,444,529
    Less: accumulated depreciation..........................................       (636,120)                   (608,963)
                                                                                 ----------                  ----------
         Net property, plant, and equipment.................................        812,598                     835,566
Marketable securities.......................................................        217,616                     218,544
Deferred tax assets - long-term.............................................         87,172                       4,313
Goodwill....................................................................        194,120                     190,276
Other assets................................................................         86,374                      86,670
                                                                                 ----------                  ----------
         Total assets.......................................................     $2,498,332                  $2,542,391
                                                                                 ==========                  ==========

                                   LIABILITIES

Current liabilities:
    Notes payable - banks...................................................     $    6,486                  $    6,557
    Current portion of long-term debt.......................................          1,279                       1,263
    Accounts payable........................................................         61,334                      59,761
    Accrued employees' compensation and withholdings........................         71,096                      98,519
    Deferred revenue and customer advances..................................         52,020                      52,220
    Other accrued liabilities...............................................         72,518                      76,519
    Income taxes payable....................................................         11,343                       1,292
                                                                                 ----------                  ----------
         Total current liabilities..........................................        276,076                     296,131
Long-term other accrued liabilities.........................................         42,329                      30,194
Long-term debt..............................................................        451,325                     451,682
Commitments and contingencies (Note I)......................................
                                                                                 ----------                  ----------
         Total liabilities..................................................        769,730                     778,007
                                                                                 ----------                  ----------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 182,778 and
   181,119 net shares issued and outstanding at March 31, 2002
   and December 31, 2001, respectively......................................         22,847                      22,640
Additional paid-in capital..................................................        642,843                     600,541
Accumulated other comprehensive loss........................................         (8,893)                     (7,742)
Retained earnings...........................................................      1,071,805                   1,148,945
                                                                                 ----------                  ----------
         Total shareholders' equity.........................................      1,728,602                   1,764,384
                                                                                 ----------                  ----------
         Total liabilities and shareholders' equity.........................     $2,498,332                  $2,542,391
                                                                                 ==========                  ==========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the Three Months Ended

                                                                                      ---------------------------------
                                                                                      March 31,  2002     April 1, 2001
                                                                                      ---------------     -------------
                                                                                   (In thousands, except per share amounts)
Net sales.......................................................................         $ 248,008          $ 605,189

Expenses:
     Cost of sales..............................................................           217,552            369,014
     Engineering and development................................................            69,253             83,570
     Selling and administrative.................................................            75,049             73,286
     Restructuring and other charges............................................             5,042              5,705
                                                                                         ---------          ---------
                                                                                           366,896            531,575
                                                                                         ---------          ---------
(Loss) income from operations...................................................          (118,888)            73,614
     Interest income............................................................             4,204              6,194
     Interest expense...........................................................            (5,334)              (244)
     Other expense..............................................................              (513)            (2,480)
                                                                                         ---------          ---------
(Loss) income before taxes......................................................          (120,531)            77,084
(Benefit from) provision for income taxes.......................................           (43,391)            23,125
                                                                                         ---------          ---------
Net (loss) income...............................................................         $ (77,140)         $  53,959
                                                                                         =========          =========
Net (loss) income per common share - basic......................................         $   (0.42)         $    0.31
                                                                                         =========          =========
Net (loss) income per common share - diluted....................................         $   (0.42)         $    0.30
                                                                                         =========          =========
Shares used in calculations of net (loss) income per common
    share - basic...............................................................           182,332            173,791
                                                                                         =========          =========
Shares used in calculations of net (loss) income per common
    share - diluted.............................................................           182,332            179,750
                                                                                         =========          =========

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months Ended

                                                                                  ------------------------------------
                                                                                  March 31, 2002         April 1, 2001
                                                                                  --------------         -------------
                                                                                            (In thousands)
Cash flows from operating activities:
   Net (loss) income..........................................................       $ (77,140)             $  53,959
   Adjustments to reconcile net (loss) income to net cash provided by
       (used for) operating activities:
      Depreciation............................................................          35,696                 28,646
      Amortization............................................................           1,908                  1,745
      Impairment of fixed assets..............................................             824                      -
      Provision for doubtful accounts.........................................             219                      -
      Deferred income tax provision (benefit).................................         (56,920)                20,588
      Other non-cash items, net...............................................           9,154                  2,434
      Changes in operating assets and liabilities:
         Accounts receivable..................................................          (6,397)                76,249
         Inventories..........................................................          33,755                 (7,643)
         Other assets.........................................................          76,970                  3,230
         Accounts payable and accruals........................................         (17,900)              (235,241)
         Income taxes payable.................................................          15,498                  5,703
                                                                                     ---------              ---------
            Net cash provided by (used for) operating activities..............          15,667                (50,330)
                                                                                     ---------              ---------
Cash flows from investing activities:

   Additions to property, plant and equipment.................................         (14,896)               (77,702)
   Increase in equipment manufactured by Teradyne.............................          (6,663)               (17,228)
   Purchases of available-for-sale marketable securities......................        (107,957)               (29,060)
   Maturities of available-for-sale marketable securities.....................          80,771                 37,832
   Purchases of held-to-maturity marketable securities........................        (109,811)                  (469)
   Maturities of held-to-maturity marketable securities.......................               -                 29,539
                                                                                     ---------              ---------
            Net cash used for investing activities............................        (158,556)               (57,088)
                                                                                     ---------              ---------
Cash flows from financing activities:

   Payments of long term debt.................................................            (412)                  (692)
   Issuance of common stock under employee stock
      option and stock purchase plans.........................................          37,062                 37,146
                                                                                     ---------              ---------
            Net cash flows provided by financing activities...................          36,650                 36,454
                                                                                     ---------              ---------

Decrease in cash and cash equivalents.........................................        (106,239)               (70,964)
Cash and cash equivalents at beginning of period..............................         317,591                242,421
                                                                                     ---------              ---------
Cash and cash equivalents at end of period....................................       $ 211,352              $ 171,457
                                                                                     =========              =========

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:

     Interest.................................................................       $   1,541             $     225
     Income taxes.............................................................       $ (86,702)            $  17,891

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Teradyne, Inc.

     Teradyne, Inc. is the world's largest supplier of automatic test equipment and is also a leading provider of high performance interconnection systems and electronic manufacturing services.

     Teradyne's automatic test equipment products include systems that:

     -  test semiconductors ("Semiconductor Test Systems");
     - test and inspect circuit-boards ("Circuit Board Test and Inspection Systems"); and
     -  test high speed voice and data communication ("Broadband Test Systems").

     Teradyne's interconnection systems products and services ("Connection Systems") include:

     - high bandwidth backplane assemblies and associated connectors used in electronic systems; and
     - electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

     Broadband Test Systems and Diagnostic Solutions have been combined into "Other Test Systems" for purposes of disclosing Teradyne's reportable segments.

B.   Risks and Uncertainties

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the effects of the hostilities begun in September 2001, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne's intellectual property rights, failure to develop new technologies or customers' failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introduction from Teradyne's competitors and competitive pricing pressures, risks of operating internationally, risks associated with obligations and potential liabilities under environmental regulations, Teradyne's debt service obligations with respect to its sale in 2001 of convertible senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, the difficulty in obtaining future financing if needed, provisions of Teradyne's charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders or any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development. At present, Teradyne cannot say how long the current business downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets considered realizable could be significantly reduced.

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

     Certain costs in the first quarter of 2001 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities.

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

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C.   Accounting Policies - (Continued)

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

   Other Comprehensive (Loss) Income

     The components of comprehensive (loss) income are as follows (in thousands):

                                                   For the Three Months Ended

                                                --------------------------------
                                                March 31, 2002     April 1, 2001
                                                --------------     -------------

Net (loss) income...........................      $ (77,140)         $ 53,959
Unrealized (loss) gain on marketable
  securities, net of applicable tax of
  ($643) and $916 for the three months
  ended March 31, 2002 and April 1, 2001,
  respectively..............................         (1,151)            2,138
                                                  ---------          --------
Comprehensive (loss) income.................      $ (78,291)         $ 56,097
                                                  =========          ========

D.   Recently Issued Accounting Pronouncements

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

     In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have an impact on Teradyne's financial position or results of operations.

E.   Goodwill and Intangible Assets

     In July 2001, FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

Intangible assets

     Teradyne adopted SFAS 142 on January 1, 2002. In accordance with this statement Teradyne reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangibles of $0.4 million to goodwill. Also, in accordance with this statement, Teradyne reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.    Goodwill and Intangible Assets - (Continued)

Amortized intangible assets consist of the following:

March 31, 2002
(in thousands)

                                                               Gross                            Net           Weighted
                                                              Carrying      Accumulated      Carrying         Average
                                                               Amount       Amortization      Amount        Useful Life
                                                              --------      ------------     ---------      -----------
Completed technology....................................      $35,600          $ 2,091        $33,509        7.2 years
Service and software maintenance contracts
   and customer relationships...........................        8,993            2,584          6,409        5.8 years
Tradenames and trademarks...............................        3,800              198          3,602        8.0 years
                                                              -------          -------        -------
Total intangible assets.................................      $48,393          $ 4,873        $43,520        7.0 years
                                                              =======          =======        =======


     Aggregate amortization expense for the quarter ended March 31, 2002 was $1.9 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

                  Year               Amount
                  ----               ------
                  2002               $7,406
                  2003                6,694
                  2004                6,175
                  2005                6,175
                  2006                6,175

Goodwill

     Teradyne has identified two reporting units with goodwill, Connection Systems and Circuit Board Test and Inspection Systems, which are also reportable segments. The changes in the carrying amounts of goodwill during the quarter ended March 31, 2002 are as follows:

                                                                                Circuit Board
                                                                                   Test and
                                                              Connection          Inspection
                                                                Systems             Systems          Total
                                                              ----------        --------------      -------
(in thousands)
Balance at December 31, 2001..............................     $ 48,649            $141,627        $190,276
Employee restructuring plan...............................            -               3,437           3,437
Reclassification of workforce.............................          407                   -             407
                                                               --------            --------        --------
Balance at March 31, 2002.................................     $ 49,056            $145,064        $194,120
                                                               ========            ========        ========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.   Goodwill and Intangible Assets - (Continued)

     SFAS 142 requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. As of March 31, 2002, Teradyne completed the transitional goodwill impairment test and no adjustment to goodwill was necessary. As of January 1, 2002, Teradyne ceased the amortization of goodwill. The following is the pro-forma effect on net income and net income per share had SFAS 142 been in effect for the three months ended April 1, 2001 (in thousands, except per share amounts):

Net income.....................................................   $53,959
Add back: Impact of goodwill amortization,
  net of tax of $362...........................................   $   844
                                                                  -------
Pro forma net income...........................................   $54,803
                                                                  =======

Net income per share - basic...................................     $0.31
Add back: Impact of goodwill amortization, net of taxes........     $0.01
                                                                    -----
Pro forma net income per share - basic.........................     $0.32
                                                                    =====
Net income per share - diluted.................................     $0.30
Add back: Impact of goodwill amortization, net of taxes........     $0.00
                                                                    -----
Pro forma net income per share - diluted.......................     $0.30
                                                                    =====

F.   Net (Loss) Income per Common Share

     The following table sets forth the computation of basic and diluted net
(loss) income per common share (in thousands, except per share amounts):


                                                                        For the Three Months Ended
                                                                    ----------------------------------
                                                                    March 31, 2002       April 1, 2001
                                                                    --------------       -------------
Net (loss) income ................................................      $(77,140)            $53,959
                                                                        =========            =======

Shares used in net (loss) income per common share - basic ........        182,332            173,791
     Effect of dilutive securities:
         Employee and director stock options .....................              -              5,773
         Employee stock purchase rights ..........................              -                186
                                                                        ---------            -------
     Dilutive potential common shares ............................              -              5,959
                                                                        ---------            -------
Shares used in net (loss) income per common share - diluted ......        182,332            179,750
                                                                        =========            =======

Net (loss) income per common share - basic .......................       $ (0.42)            $  0.31
                                                                         ========            =======

Net (loss) income per common share - diluted .....................       $ (0.42)            $  0.30
                                                                         ========            =======

All options and equivalent shares related to the convertible notes outstanding at the quarter ended March 31, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of March 31, 2002, there were 26.9 million options outstanding. As of March 31, 2002, there were 15.4 million equivalent shares related to the convertible notes shares outstanding. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceed the average fair market value of Teradyne's common stock. Accordingly, options to purchase 1.3 million shares of common stock for the three months ended April 1, 2001 were not included in the calculation of diluted net income per share.

G.   Workforce Reduction and Asset Impairments

     During the first quarter of 2002, Teradyne recorded a pre-tax charge of $5.0 million in connection with a workforce reduction. The $5.0 million provision for severance benefits was recorded in restructuring and other charges. There were 220 employees terminated in the first quarter of 2002 across all functional groups. Teradyne paid approximately $1.1 million of the restructuring charge during the first quarter of 2002. All remaining benefits will be paid by the end of first quarter of 2003.

     During the first quarter of 2001, Teradyne also recorded a pre-tax charge of $5.7 million in connection with a workforce reduction. The $5.7 million provision for severance benefits was recorded in restructuring and other charges. There were 650 employees terminated in the first quarter of 2001 across all functional groups. All benefits were paid by the end of the fourth quarter of 2001.

                                 TERADYNE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G.   Workforce Reduction and Asset Impairments - (Continued)

The table below summarizes activity relating to restructuring and other charges:


                                       Severance         Lease Payments
                                          and              on Vacated
                                       Benefits             Facilities             Total
                                       ---------             ----------           ---------
                                               (in thousands)
Balance at December 31, 2001 ......    $ 13,523                  $1,676            $15,199
First quarter, 2002 provision .....       5,042                      --              5,042
Cash payments .....................      (6,384)                   (180)            (6,564)
                                       --------                  ------            -------
Balance at March 31, 2002 .........    $ 12,181                  $1,496            $13,677
                                       ========                 =======           ========

The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

     During the first quarter of 2002, Teradyne management concluded in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that certain Semiconductor Test Systems long-lived assets held for disposal were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the impaired assets held for disposal was $0.8 million and was recorded in cost of sales.

H.    Operating Segment Information

     Teradyne has four principal operating segments which are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The other segment is comprised of Broadband Test Systems and Diagnostic Solutions.

     Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three month period ended March 31, 2002 and April 1, 2001 follows (in thousands):


                                                                         Circuit
                                       Semiconductor                   Board Test
                                           Test         Connection    & Inspection     Other Test    Corporate
                                          Systems        Systems        Systems          Systems        and
                                          Segment        Segment        Segment         Segment      Eliminations   Consolidated
                                          -------        -------        -------         -------      ------------   ------------

Three months ended March 31, 2002:

Sales to unaffiliated customers .....   $ 87,526       $95,787         $ 38,963       $ 25,732               -      $ 248,008
Intersegment sales ..................          -            59                -              -       $     (59)             -
                                        --------       -------         --------       --------       ---------      ---------
Net sales ...........................     87,526        95,846           38,963         25,732             (59)       248,008
(Loss) income before taxes (1) ......   $(79,354)      $(2,480)        $(30,809)      $  2,874       $ (10,762)     $(120,531)

Three months ended April 1, 2001:

Sales to unafiiliated customers .....   $356,121       $204,643        $  34,026      $ 10,399               -      $ 605,189
Intersegment sales ..................          -          1,984                -             -        $ (1,984)             -
                                        --------       --------        ---------      ---------       --------      ---------
Net sales ...........................    356,121        206,627           34,026        10,399        $ (1,984)        605,189
(Loss) income before taxes (1) ......   $ 59,493       $ 28,552        $  (4,630)     $   (209)       $ (6,122)      $  77,084


(1) (Loss) income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, restructuring charges, other unallocated expenses, and net interest and other income.

                                 TERADYNE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I. Commitments and Contingencies

     In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law. In addition, second amended complaint alleges that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The second amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

                            STATEMENTS OF OPERATIONS

                                                                                         For the Three Months Ended
                                                                                     March 31, 2002       April 1, 2001
                                                                                     --------------       -------------

                                                                                               (In thousands)

Net sales ..................................................................         $ 248,008              $ 605,189
                                                                                    ==========              =========

Net (loss) income ..........................................................           (77,140)             $  53,959
                                                                                    ==========              =========

Percentage of net sales:
     Net sales .............................................................             100.0%                 100.0%
     Expenses:
         Cost of sales .....................................................              87.7                   61.0
         Engineering and development .......................................              27.9                   13.8
         Selling and administrative ........................................              30.3                   12.1
         Restructuring and other charges ...................................               2.0                    1.0
         Other and interest, net ...........................................               0.7                   (0.6)
                                                                                    ----------              ---------
                                                                                         148.6                   87.3

     (Loss) income before taxes ............................................             (48.6)                  12.7
     Provision for (benefit from) income taxes .............................             (17.5)                   3.8
                                                                                    ----------              ---------
     Net (loss) income .....................................................             (31.1)%                  8.9%
                                                                                    ==========              =========

(Benefit from) provision for income taxes as a percentage of
     income before taxes ...................................................            (36.0%)                  30.0%
                                                                                    ==========              =========

Results of Operations

Revenue

     Teradyne recorded sales of $248.0 million in the first quarter of 2002, a decrease of $357.2 million or 59% from the first quarter of 2001. Semiconductor Test Systems sales and Connection Systems sales to unaffiliated customers decreased 75% and 53%, respectively from the first quarter of 2001 which reflects the overall economic and current industry conditions as described below. Circuit Board Test and Inspection Systems and Other Test Systems sales increased by 15% and 147%, respectively from the first quarter of 2001 due to GenRad related sales which Teradyne acquired in October of 2001. Included in the first three months of 2001 sales of $605.2 million was a non-recurring adjustment of $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment was received. Teradyne no longer retains title until receipt of payment.

     Teradyne's business has been adversely impacted by the slowdown in economies worldwide. Teradyne has also been adversely affected by the cyclical nature of the electronics and semiconductor industries, which experience recurring periods of oversupply of products and equipment of the type Teradyne sells. These factors have resulted in a downturn in the demand for Teradyne's products. During the first quarter of 2002, orders declined significantly compared with the orders Teradyne received during the first quarter of 2001. Teradyne's experience in previous downturns has been that orders improve as Teradyne's customers' capital expenditures increase. At present, however, Teradyne cannot say how long the current downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets considered realizable could be significantly reduced.

Bookings

     Incoming net orders were $210.3 million in the first quarter of 2002 compared to $357.1 million in the first quarter of 2001. The decrease in incoming net orders was led by a 77% decrease in Connection Systems orders and a 25% decrease in Semiconductor Test System orders. Circuit Board Test and Inspection Systems and Other Test Systems net orders increased by 56% and 347% due to GenRad related orders which Teradyne acquired in October of 2001. Teradyne experienced cancellations of $27.2 million and $24.9 million in the first three months of 2002 and 2001, respectively. Teradyne's net orders for its four principal operating segments were as follows:

                                                                                      (in millions)
                                                                                      Quarter Ended
                                                                                March 31,        April 1,
                                                                                   2002            2001
                                                                                   ------        -------
Semiconductor Test Systems ................................................      $  89.6         $  119.4
Connections Systems .......................................................      $  46.4         $  206.0
Circuit Board Test and Inspection Systems .................................      $  36.1         $   23.1
Other Test Systems ........................................................      $  38.2         $    8.6
                                                                                 -------         --------
                                                                                 $ 210.3         $  357.1

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

Gross Margin

     Certain costs in the first quarter of 2001 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities. The impact of the reclassifications is detailed below:

                                            Quarter Ended
                                              April 1,
Increase / (Decrease)                           2001
---------------------                        ---------
(in thousands)
Cost of sales ...........................    ($16,593)
Engineering and development .............      12,373
Selling and administrative ..............       4,220

     Gross margin decreased to 12% of sales in the first quarter of 2002 from 39% of sales in the first quarter of 2001. The percentage decrease in the first quarter of 2002 was attributable to the decreased utilization of Teradyne's manufacturing capacity, as sales volume decreased while certain components of costs of sales remained fixed. The decrease in the percentage of gross margin was also impacted to a lesser extent by increased competitive price pressure as current semiconductor products mature and the mix of Teradyne's business changes as Connection Systems and Circuit Board Test and Inspection System sales, which have lower gross margins, become a larger percentage of Teradyne's business.

     Inventory provision for excess and obsolete inventory was $6.2 million in the first three months of 2002 compared to $13.7 million in the first three months of 2001. During the first quarter of 2002, Teradyne recorded an asset impairment in Semiconductor Test Systems of $0.8 million for certain impaired manufacturing assets.

Engineering and Development

     Engineering and development expenses, as a percentage of sales, increased to 28% in the first quarter of 2002 from 14% in the first quarter of 2001, with spending decreasing by $14.3 million. This spending decrease was primarily due to lower material costs and the impact of workforce reductions and pay cuts.

Selling and Administrative

     Selling and administrative expenses increased to 30% of sales in the first quarter of 2002 from 12% of sales in the first quarter of 2001 with spending increasing by $1.8 million. The increase in spending was due to additional expenses as a result of Teradyne's purchase of GenRad in the fourth quarter of 2001. The additional selling and administrative expenses was partially offset by workforce reductions and pay cuts.

Restructuring and Other Charges

     During the first quarter of 2002, Teradyne recorded a pre-tax charge of $5.0 million in connection with a workforce reduction. The $5.0 million provision for severance benefits was recorded in restructuring and other charges. There were 220 employees terminated in the first quarter of 2002 across all functional groups. Teradyne paid approximately $1.1 million of the restructuring charge during the first quarter of 2002. All remaining benefits will be paid by the end of 2003.

     During the first quarter of 2001, Teradyne also recorded a pre-tax charge of $5.7 million in connection with a workforce reduction. The $5.7 million provision for severance benefits was recorded in restructuring and other charges. There were 650 employees terminated in the first quarter of 2001 across all functional groups. All benefits were paid by the end of fourth quarter of 2001.

The table below summarizes activity relating to restructuring and other charges:

                                       Severance           Lease Payments
                                           and               on Vacated
                                        Benefits             Facilities             Total
                                        --------             ----------             -----
                                                           (in thousands)
Balance at December 31, 2001           $ 13,523               $   1,676         $  15,199
First quarter, 2002 provision             5,042                      --             5,042
Cash payments                            (6,384)                   (180)           (6,564)
                                       --------               ---------         ---------
Balance at March 31, 2002              $ 12,181               $   1,496         $  13,677
                                       ========               =========         =========


The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

Interest Income and Expense

     Interest income decreased by $2.0 million to $4.2 million in the first quarter of 2002 compared to the first quarter of 2001. The decrease in interest income in the three months was attributable to lower interest rates. Interest expense increased by $5.1 million to $5.3 million in the first quarter of 2002 compared to the first quarter of 2001. The increase in interest expense was primarily attributable to convertible notes interest expense. The convertible notes were issued in the fourth quarter of 2001.

Other Expense

     In accordance with SFAS 133, Teradyne recorded a loss of $0.5 million during the first quarter of 2002 in other expense for the fair value of warrants held in LogicVision, a publicly traded company. Included in other expense in the first quarter of 2001 is Teradyne's proportionate share of a loss related to an equity method investment of $2.5 million. The carrying value of this equity investment was zero at December 31, 2001.

Income Taxes

     Teradyne's effective tax rate benefit was 36% in the first three months of 2002. The effective tax rate benefit for the year ended 2001 was 38%. The change in the tax rate is a result of lower favorable tax attributes from its foreign sales corporation and state income taxes.

     On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. Realization of Teradyne's net deferred tax assets is dependent on its ability to generate approximately $578 million of future taxable income. Teradyne believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income. However, if Teradyne continues to incur significant losses for an extended period of time, it would be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Teradyne establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the statement of operations.

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

                                     2001        2000         1999
                                    ------      ------       ------
Export sales corporation            (0.7%)      (4.8%)       (4.7%)

Liquidity and Capital Resources

     Teradyne's cash, cash equivalents and marketable securities balance increased $30.2 million in the first three months of 2002, to $616.4 million. Teradyne generated cash from operating activities of $15.7 million in the first three months of 2002 and used cash of $50.3 million in the first three months of 2001. Cash from net (loss) income, excluding the effects of non-cash items, used $86.3 million and generated $107.4 million of cash for the first three months of 2002 and 2001, respectively. Changes in operating assets and liabilities generated cash of $101.9 million in the first three months of 2002 as Teradyne received a tax refund in March 2002 of $85.2 million and inventory balances decreased. In the first three months of 2001, changes in operating assets and liabilities used cash of $157.7 million.

     Teradyne used $158.6 million of cash for investing activities in the first three months of 2002 and $57.1 million in the first three months of 2001. Investing activities consist of purchases, sales, and maturities of marketable securities, and purchases of capital assets to support long-term growth. Capital expenditures were $21.6 million in the first three months of 2002 and $94.9 million in the first three months of 2001. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

     Financing activities provided $36.7 million and $36.5 million of cash during the first three months of 2002 and 2001, respectively. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans and repayments of debt. During the first three months of 2002 and 2001, common stock activity provided cash of $37.1 million.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $616.4 million will be sufficient to meet working capital and expenditure needs for the foreseeable future. Depending on market conditions and funding requirements, Teradyne may seek additional external financing. Inflation has not had a significant long-term impact on earnings.

Certain Factors That May Affect Future Results

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital, capital expenditures, expectations as to customer orders and statements relating to backlog, bookings and cancellations and gross margins. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Teradyne's Business is Dependent on the Current and Anticipated Market for Electronics.

      Teradyne's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronic and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the downward trend in new orders will turn around in the future or that any increase in sales or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne's business, financial condition and operating results.

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

     - the inability to effectively integrate an acquired business into Teradyne's culture, product and service delivery methodology and other standards, controls, procedures and policies;

     - the inability to retain the management, key personnel and other employees of an acquired business;

     -    the inability to retain the customers of an acquired business;

     - the possibility that Teradyne's reputation will be adversely affected by customer satisfaction problems of an acquired business;

     - potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;

     - the amortization of acquired identifiable intangibles, which may adversely affect Teradyne's reported results of operations; and

     - litigation which has or which may arise in the future in connection with such acquisitions.

     For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. This case is further described in "Item 1: Legal Proceedings" on this Form 10-Q. Teradyne cannot predict the outcome of the lawsuit at this time, and can give no assurance that it will not materially adversely affect Teradyne's financial position or results of operations.

     Additionally, in 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at two clean-up sites related to acquisitions of businesses, one in California and one in Rhode Island. Teradyne does not believe that it has any liability for the clean-up of the California site, and has requested the state of California to remove Teradyne's name from the list of PRPs, however, Teradyne has not yet received a reply. In the opinion of management, the costs associated with complying with the clean-up of this site, if required, are not expected to have a material effect upon the financial position or results of operations of Teradyne. However, Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that it will not materially adversely affect Teradyne's financial condition or results of operations. With respect to the second site, in Rhode Island, additional information is currently being collected to better understand Teradyne's financial obligations, if any, for its portion of the clean-up of this site.

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

     - customer satisfaction problems caused by the loss of a divested line of business; and

     - the decreased diversification of Teradyne's product lines caused by the divestiture of a line of business which may make Teradyne's operating results subject to increased market fluctuations.

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

     -    timely and efficient implementation of manufacturing; and

     -    assembly processes and product performance at customer locations.

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

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

     Teradyne is subject to environmental regulations relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

     -    restrict Teradyne's ability to expand its facilities;

     -    require Teradyne to acquire costly equipment; or

     -    require Teradyne to incur other significant costs and expenses.

Teradyne Has Substantially Increased Its Indebtedness.

     On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the "Notes") due 2006 and received net proceeds of $389 million. On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007 (the "Mortgage"). As a result, Teradyne has incurred approximately $445 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. Teradyne may incur substantial additional indebtedness in the future. The level of Teradyne's indebtedness, among other things, could:

     - make it difficult for Teradyne to make payments on its debt and other obligations;

     - make it difficult for Teradyne to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

     - require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

     - limit Teradyne's flexibility in planning for, or reacting to changes in, its business and the industries in which Teradyne competes;

     - place Teradyne at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

     - make Teradyne more vulnerable in the event of a further downturn in its business.

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

     -    provisions for excess and obsolete inventory;

     -    changes in product mix;

     - Teradyne's ability to introduce new products and technologies on a timely basis;

     - the introduction of products and technologies by Teradyne's competitors;

     -    market acceptance of Teradyne's and its competitors' products;

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in Teradyne's exposure to market risk from December 31, 2001.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

         In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law. In addition, the second amended complaint alleges that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The second amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint.

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

Item 6: Exhibits and Reports on Form 8-K

(a) : Exhibits

Exhibit Number      Description

10.01 1996 Non-Employee Director Stock Option Plan, as amended (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-06462).*

10.02 Change in Control Agreement dated March 19, 2002 between the Registrant and Executive Officer (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-06462).*

* Indicates management contracts or compensatory plans.

(b): Reports on Form 8-K

         A Current Report on Form 8-K dated January 15, 2002, was filed with the Securities and Exchange Commission on February 5, 2002 relating to Teradyne's fourth quarter financial results and its interim financial statements.

                    SIGNATURES
                    ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TERADYNE, INC.
                                    -------------------------------
                                              Registrant

                                   /s/     GREGORY R. BEECHER
                                   -----------------------------
                                        Gregory R. Beecher
                                        Vice President and
                                    Chief Financial Officer
                                   (Principal Financial Officer)

                                        May 14, 2002