Form 10-K/A
period 2001-12-31
TERADYNE INC
filed 2002-06-28
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ____________________________ to ___________________________.


                           Commission File No.: 1-6462


                                 TERADYNE, INC.
                              (Name of Registrant)

             MASSACHUSETTS                                       04-2272148
(State or other jurisdiction of Incorporation)       (I.R.S. Employer Identification No.)


     321 HARRISON AVENUE
    BOSTON, MASSACHUSETTS                                          02118
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of shares of Common Stock held by non-affiliates of the registrant as of February 24, 2002 was $5.4 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

     The number of shares outstanding of the registrant's only class of Common Stock as of February 24, 2002 was 182,358,506 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement in connection with its 2002 annual meeting of shareholders are incorporated by reference into Part III.

REQUIRED INFORMATION

In accordance with General Instruction F of Form 10-K and Rule 15d-21 of the Securities Act of 1934, as amended, Teradyne, Inc. is filing this first amendment to its Annual Report on Form 10-K filed on March 29, 2002 to include as exhibits the financial statements and schedule of the GenRad Choice Investment Plan. Such financial statements and schedule have been prepared in accordance with the financial reporting requirements of ERISA and examined by an independent accountant on a full scope basis.

Full title of the plan and the address of the plan, if different from that of the issuer named below:

                           GenRad Choice Investment Plan

Name of issuer of the securities held pursuant to the plan and the address of its principal executive offices:

                           Teradyne, Inc.
                           321 Harrison Avenue
                           Boston, Massachusetts 02118

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1.   Financial Statements

         The following consolidated financial statements are included in Item 8:

            Report of Independent Accountants.

            Balance Sheets as of December 31, 2001 and 2000.

            Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

            Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

            Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

         (a) 2.   Financial Statement Schedules

         The following consolidated financial statement schedule is included in
Item 14(d):

            Schedule II - - Valuation and Qualifying Accounts

           Schedules other than those listed above have been omitted because they are either not required or information is otherwise included.

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

Item 14(d)        Financial Statement Schedules

                                 TERADYNE, INC.

                Schedule II - - VALUATION AND QUALIFYING ACCOUNTS

                  Column A                       Column B                Column C                Column D      Column E
                  --------                       --------                --------                --------      --------
                                                                         Additions
                                                                         ---------
                                                   Balance at     Charged to      Charged to                   Balance at
                                                  Beginning of     Cost and         Other                        End of
                Description                         Period         Expenses        Accounts      Deductions      Period
                -----------                         ------         --------        --------      ----------    ----------

Valuation reserve deducted in the balance sheet from the asset to which it applies:

Accounts Receivable:

2001 Allowance for doubtful accounts..........      $5,176          $1,192           $- -          $ 74         $6,294
                                                    ======          ======           ====          ====         ======
2000 Allowance for doubtful accounts..........      $4,410          $1,337           $- -          $571         $5,176
                                                    ======          ======           ====          ====         ======
1999 Allowance for doubtful accounts..........      $2,395          $1,407           $804          $196         $4,410
                                                    ======          ======           ====          ====         ======

                                  EXHIBIT INDEX

   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit
  No.                          Description                                     Sec Document Reference
  ---                          -----------                                     ----------------------
  3.1  Restated Articles of Organization of the Company,       Exhibit 3.01 to the Company's Quarterly Report on
         as amended                                              Form 10-Q for the quarter ended July 2, 2000.

  3.2  Amended and Restated Bylaws of the Company              Exhibit 3.3 to the Company's Annual Report on Form
                                                                 10-K for the fiscal year ended December 31, 1996.

  4.1  Rights Agreement between the Company and Fleet          Exhibit 4.1 to the Company's Form 8-K filed November 20, 2000.
         National Bank dated as of November 17, 2000

  4.2  Indenture by and between the Company and State          Exhibit 4.4 to the Company's Registration Statement
         Street Bank and Trust Company as Trustee dated          on Form S-3 (Registration Statement No.
         as of October 24, 2001, including the form of           333-75632).
         Note

  4.3  Form of Note                                            Included in Exhibit 4.4 to the Company's Registration Statement
                                                                 on Form S-3 (Registration Statement No. 333-75632).

  4.4  Registration Rights Agreement by and between the        Exhibit 4.6 to the Company's Registration Statement
         Company and Goldman, Sachs & Co. and Banc of            on Form S-3 (Registration Statement No. 333-75632).
         America Securities LLC dated as of October 24,
         2001

 10.1  Teradyne, Inc. Supplemental Executive Retirement        Exhibit 10.4 to the Company's Annual Report on Form
         Plan*                                                   10-K for the fiscal year ended December 31, 1997.

 10.2  1991 Employee Stock Option Plan, as amended*            Exhibit 4.2 to the Company's Registration Statement
                                                                 on Form S-8 (Registration Statement No. 333-07177)

 10.3  Amendment to 1991 Stock Plan dated March 9, 2001*       Exhibit 10.3 to the Company's Annual Report on Form
                                                                 10-K for the fiscal year ended December 31, 2000.

 10.4  Megatest Corporation 1990 Stock Option Plan*            Exhibit 4.1 to the Company's Registration Statement
                                                                 on Form S-8 (Registration Statement No. 333-64683)

 10.5  Megatest Corporation Director Stock Option Plan*        Exhibit 4.2 to the Company's Registration Statement
                                                                 on Form S-8 (Registration Statement No. 333-64683)

 10.6  1996 Employee Stock Purchase Plan, as amended*          Exhibit 10.6 to the Company's Annual Report on Form
                                                                 10-K for the fiscal year ended December 31, 2001.

 10.7  Master Lease Agreement between Megatest and             Exhibit 10.10 to the Company's Annual Report on
         General Electric Capital Corporation dated              Form 10-K for the fiscal year ended December 31, 1995.
         August 10, 1995



 10.8  Loan and Security Agreement between Megatest and        Exhibit 10.11 to the Company's Annual Report on
         the CIT Group/Equipment Financing, Inc. dated           Form 10-K for the fiscal year ended December 31, 1995.
         August 14, 1995

 10.9  Deed of Trust, Financing Statement, Security            Exhibit 10.12 to the Company's Annual Report on
         Agreement and Fixture Filing between Megatest           Form 10-K for the fiscal year ended December 31,
         and the Sun Life Assurance Company of Canada            1995.
         (U.S.) dated August 25, 1995

 10.10 1997 Employee Stock Option Plan, as amended*            Exhibit 10.01 to the Company's Quarterly Report on
                                                                 Form 10-Q for the quarter ended July 1, 2001.

 10.11 1996 Non-Employee Director Stock Option Plan, as        Exhibit 10.11 to the Company's Annual Report on
         amended*                                                Form 10-K for the fiscal year ended December 31, 2001.

 10.12 GenRad, Inc. 1991 Equity Incentive Plan*                Exhibit 4.4 to the Company's Registration Statement
                                                                 on Form S-8 (Registration Statement No. 333-73700).

 10.13 GenRad, Inc. 1991 Directors' Stock Option Plan*         Exhibit 4.5 to the Company's Registration Statement
                                                                 on Form S-8 (Registration Statement No. 333-73700).

 10.14 GenRad, Inc. 1997 Non-Qualified Employee Stock          Exhibit 4.6 to the Company's Registration Statement
         Option Plan*                                            on Form S-8 (Registration Statement No. 333-73700).

 10.15 GenRad, Inc. Non-Statutory Stock Option Agreement       Exhibit 4.7 to the Company's Registration Statement
         by and between Robert M. Dutkowsky and GenRad,          on Form S-8 (Registration Statement No. 333-73700).
         Inc.*

 10.16 Change in Control Agreement dated October 19, 2001      Exhibit 10.16 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.17 Change in Control Agreement dated October 19, 2001      Exhibit 10.17 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.18 Change in Control Agreement dated October 19, 2001      Exhibit 10.18 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.19 Change in Control Agreement dated March 19, 2002        Exhibit 10.19 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.20 Change in Control Agreement dated October 19, 2001      Exhibit 10.20 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.21 Change in Control Agreement dated October 2, 2001       Exhibit 10.21 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.22 Change in Control Agreement dated October 19, 2001      Exhibit 10.22 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.



 10.23 Change in Control Agreement dated October 19, 2001      Exhibit 10.23 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.24 Change in Control Agreement dated October 19, 2001      Exhibit 10.24 to the Company's Annual Report on
         between the Company and Executive Officer*              Form 10-K for the fiscal year ended December 31, 2001.

 10.25 Promissory Note dated December 19, 2001 between         Exhibit 10.25 to the Company's Annual Report on
         the Company, as borrower, and General Electric          Form 10-K for the fiscal year ended December 31, 2001.
         Capital Business Asset Funding Corporation, as
         lender

 10.26 Form of Commercial Deed of Trust, Security              Exhibit 10.26 to the Company's Annual Report on
         Agreement, Assignment of Leases and Rents,              and Form 10-K for the fiscal year ended December 31, 2001.
         Fixture Filing Agreement dated December 19, 2001
         between the Company, as borrower, and General
         Electric Capital Business Asset Funding
         Corporation, as lender

 10.27 Form of Assignment of Rents and Leases Agreement        Exhibit 10.27 to the Company's Annual Report on
         dated December 19, 2001 between the Company, as         Form 10-K for the fiscal year ended December 31, 2001.
         borrower, and General Electric Capital Business
         Asset Funding Corporation, as lender

 10.28 Form of Certificate and Indemnity Agreement             Exhibit 10.28 to the Company's Annual Report on
         regarding Hazardous Substances dated December           Form 10-K for the fiscal year ended December 31, 2001.
         19, 2001 between the Company, as borrower, and
         General Electric Capital Business Asset Funding
         corporation, as lender

 10.29 Lease Agreements dated July 26, 1996 between            Exhibit 10 to GenRad, Inc.'s Quarterly Report on
         GenRad, Inc. and Michelson Farm-Westford                Form 10-Q for the quarter ended June 29, 1996
         Technology Park Trust                                   (Commission File No. 1-8045).

 12.1  Statement regarding computation of Ration of            Exhibit 12.1 to the Company's Annual Report on Form
         Earnings to Fixed Charges                               10-K for the fiscal year ended December 31, 2001.

 21.1  Subsidiaries of the Company                             Exhibit 21.1 to the Company's Annual Report on Form 10-K
                                                                 for the fiscal year ended December 31, 2001.

 23.1  Consent of PricewaterhouseCoopers LLP                   Exhibit 23.1 to the Company's Annual Report on Form 10-K
                                                                 for the fiscal year ended December 31, 2001.

 99.1  Financial Statements of the GenRad Choice
         Investment Plan as of and for the years ended
         December 31, 2001 and 2000 and Additional
         Information Required for Form 5500 for the year       Filed herewith.
         ended December 31, 2001

------------------------
* Indicates management contracts or compensatory plans.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 28th day of June, 2002.

                                            TERADYNE, INC.


                                            By: /s/ Gregory R. Beecher
                                                -----------------------
                                                Gregory R. Beecher
                                                Vice President and
                                                Chief Financial Officer