Form 10-Q
period 2002-06-30
TERADYNE INC
filed 2002-08-13
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                  -------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X No _
                                              -

         The number of shares outstanding of the registrant's only class of Common Stock as of July 26, 2002 was 183,056,306 shares.

                                 TERADYNE, INC.
                                      INDEX

                                                                                        Page No.
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets as of
           June 30, 2002 and December 31, 2001 .......................................     3

         Condensed Consolidated Statements of Operations for the
           Three and Six Months Ended June 30, 2002 and July 1, 2001 .................     4

         Condensed Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and July 1, 2001 ...........................     5

         Notes to Condensed Consolidated Financial Statements ........................    6-14

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .............................   15-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...................     23

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ............................................................     24

Item 4. Submission of Matters to a Vote of Security Holders ..........................     24

Item 6. Exhibits and Reports on Form 8-K .............................................   24-25

Exhibit Index ........................................................................     24


                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    June 30, 2002       December 31, 2001
                                                                                    -------------       -----------------
                                                                                                 (In thousands)
                                     ASSETS

Current assets:
    Cash and cash equivalents ...................................................    $    312,285          $    317,591
    Marketable securities .......................................................          28,948                50,096
    Accounts receivable .........................................................         207,167               169,630
    Income tax receivable and prepaid amounts ...................................           9,318                97,000
Inventories:
    Parts .......................................................................         197,895               262,520
    Assemblies in process .......................................................         137,525               132,097
    Finished goods ..............................................................           7,033                12,372
                                                                                     ------------          ------------
                                                                                          342,453               406,989
    Deferred tax assets .........................................................         116,148               141,013
    Prepayments and other current assets ........................................          27,629                24,703
                                                                                     ------------          ------------
Total current assets ............................................................       1,043,948             1,207,022
Property, plant, and equipment, at cost: ........................................       1,459,726             1,444,529
    Less: accumulated depreciation. .............................................        (674,669)             (608,963)
                                                                                     ------------          ------------
         Net property, plant, and equipment .....................................         785,057               835,566
Marketable securities ...........................................................         239,319               218,544
Deferred tax assets - long-term .................................................         116,780                 4,313
Goodwill ........................................................................         194,972               190,276
Other assets ....................................................................          78,487                86,670
                                                                                     ------------          ------------
         Total assets ...........................................................    $  2,458,563          $  2,542,391
                                                                                     ============          ============

                                   LIABILITIES

Current liabilities:
    Notes payable - banks .......................................................    $      7,097          $      6,557
    Current portion of long-term debt ...........................................           1,325                 1,263
    Accounts payable ............................................................          69,857                59,761
    Accrued employees' compensation and withholdings ............................          86,817                98,519
    Deferred revenue and customer advances ......................................          46,813                52,220
    Other accrued liabilities ...................................................          66,191                76,519
    Income taxes payable ........................................................           9,107                 1,292
                                                                                     ------------          ------------
         Total current liabilities ..............................................         287,207               296,131
Long-term other accrued liabilities .............................................          38,941                30,194
Long-term debt ..................................................................         451,253               451,682
Commitments and contingencies (Note K) ..........................................
                                                                                     ------------          ------------
         Total liabilities ......................................................         777,401               778,007
                                                                                     ------------          ------------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 183,048 and 181,119 net shares issued and outstanding at June 30, 2002 and
   December 31, 2001, respectively ..............................................          22,881                22,640
Additional paid-in capital ......................................................         648,004               600,541
Accumulated other comprehensive loss ............................................         (10,799)               (7,742)
Retained earnings ...............................................................       1,021,076             1,148,945
                                                                                     ------------          ------------
         Total shareholders' equity .............................................       1,681,162             1,764,384
                                                                                     ------------          ------------
         Total liabilities and shareholders' equity .............................    $  2,458,563          $  2,542,391
                                                                                     ============          ============

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Three Months Ended                For the Six Months Ended
                                                         --------------------------                ------------------------
                                                        June 30, 2002    July 1, 2001           June 30, 2002     July 1, 2001
                                                        -------------    ------------           -------------     ------------
                                                                       (In thousands, except per share amounts)
Net sales .........................................     $  309,898         $  365,823           $   557,906       $    971,012


Expenses:
     Cost of sales ................................        239,194            297,422               456,746            666,436
     Engineering and development ..................         72,371             71,029               141,624            154,599
     Selling and administrative ...................         75,609             65,908               150,658            139,194
     Restructuring and other charges ..............              -              3,356                 5,042              9,061
                                                     --------------     --------------        --------------    ---------------
                                                           387,174            437,715               754,070            969,290
                                                     --------------     --------------        --------------    ---------------

(Loss) income from operations .....................        (77,276)           (71,892)             (196,164)             1,722

     Interest income ..............................          4,526              5,149                 8,730             11,343
     Interest expense .............................         (5,390)              (296)              (10,724)              (540)
     Other income and expense, net ................         (1,124)            12,918                (1,637)            10,438
                                                     --------------     --------------        --------------    ---------------
(Loss) income before taxes ........................        (79,264)           (54,121)             (199,795)            22,963
(Benefit from) provision for income taxes .........        (28,535)           (13,940)              (71,926)             9,185
                                                     --------------     --------------        --------------    ---------------
Net (loss) income .................................     $  (50,729)        $  (40,181)          $  (127,869)      $     13,778
                                                     ==============     ==============        ==============    ===============
Net (loss) income per common share - basic ........     $    (0.28)        $    (0.23)          $     (0.70)      $       0.08
                                                     ==============     ==============        ==============    ===============
Net (loss) income per common share - diluted ......     $    (0.28)        $    (0.23)          $     (0.70)      $       0.08
                                                     ==============     ==============        ==============    ===============
Shares used in calculations of net (loss) income
    per common share - basic ......................        182,934            174,538               182,633            174,164
                                                     ==============     ==============        ==============    ===============
Shares used in calculations of net (loss) income
    per common share - diluted ....................        182,934            174,538               182,633            180,151
                                                     ==============     ==============        ==============    ===============

==================================================================================================================================

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months Ended
                                                                                        ------------------------
                                                                                    June 30, 2002       July 1, 2001
                                                                                    -------------       ------------
                                                                                               (In thousands)
Cash flows from operating activities:
     Net (loss) income ..........................................................   $  (127,869)           $    13,778
     Adjustments to reconcile net (loss) income to net cash used for operating activities:
        Depreciation ............................................................        74,512                 62,333
        Amortization ............................................................         4,004                  3,386
        Gain on sale of business ................................................             -                (14,779)
        Impairment of fixed assets ..............................................           824                      -
        Provision for doubtful accounts .........................................         1,206                      -
        Deferred income tax (benefit) provision .................................       (87,602)                20,588
        Other non-cash items, net ...............................................         7,670                  4,264
        Changes in operating assets and liabilities, net of business sold:
             Accounts receivable ................................................       (38,744)               180,856
             Inventories ........................................................        64,535                 32,416
             Income tax receivable and other assets .............................        85,847                  5,954
             Accounts payable, deferred revenue and accruals ....................        (5,496)              (310,755)
             Income taxes payable ...............................................        15,085                (17,122)
                                                                                   -------------          -------------

                 Net cash used for operating activities .........................        (6,028)               (19,081)
                                                                                   -------------          -------------

Cash flows from investing activities:
     Additions to property, plant and equipment .................................       (30,708)              (138,844)
     Increase in equipment manufactured by Teradyne .............................        (8,973)               (34,635)
     Proceeds from the sale of business .........................................             -                 26,250
     Purchases of available-for-sale marketable securities ......................      (169,875)               (84,253)
     Maturities of available-for-sale marketable securities .....................       139,893                 77,161
     Purchases of held-to-maturity marketable securities ........................      (109,811)                  (938)
     Maturities of held-to-maturity marketable securities .......................       139,587                 29,539
                                                                                   -------------          -------------

             Net cash used for investing activities .............................       (39,887)              (125,720)
                                                                                   -------------          -------------

Cash flows from financing activities:
     Payments of long term debt .................................................           174                   (836)
     Issuance of common stock under employee stock
         option and stock purchase plans ........................................        40,435                 47,252
                                                                                   -------------          -------------

                 Net cash flows provided by financing activities ................        40,609                 46,416
                                                                                   -------------          -------------

Decrease in cash and cash equivalents ...........................................        (5,306)               (98,385)
Cash and cash equivalents at beginning of period ................................       317,591                242,421
                                                                                   -------------          -------------
Cash and cash equivalents at end of period ......................................   $   312,285            $   144,036
                                                                                   =============          =============

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
               Interest .........................................................   $     6,135            $       480
               Income taxes .....................................................   $   (86,736)           $    27,381

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

B.  Risks and Uncertainties

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the effects of the hostilities begun in September 2001, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne's intellectual property rights, failure to develop new technologies or customers' failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introduction from Teradyne's competitors and competitive pricing pressures, risks of operating internationally, risks associated with attracting and retaining key employees, risks if Teradyne's suppliers do not meet its products or delivery requirements, risks associated with obligations and potential liabilities under environmental regulations, Teradyne's debt service obligations with respect to its sale in 2001 of convertible senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, provisions of Teradyne's charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders or any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development. At present, Teradyne cannot say how long the current business downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets, including goodwill, considered realizable could be significantly reduced.

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

   Certain costs in the second quarter and first six months of 2001 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities. The impact of the reclassifications is detailed below:

                                            Quarter Ended      Six Months Ended
                                             July 1, 2001        July 1, 2001
                                            --------------     ----------------
Increase/(Decrease)
(in thousands)
Cost of sales .............................    ($13,839)          ($30,432)
Engineering and development ...............       9,705             22,078
Selling and administrative ................       4,134              8,354



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

     Other Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

                                                  For the Three Months Ended
                                                  --------------------------
                                               June 30, 2002    July 1, 2001
                                               -------------    ------------

Net loss ...................................     $ (50,729)      $ (40,181)
Unrealized loss on marketable
  securities, net of applicable tax
  of ($1,073) and ($124) ...................        (1,907)           (578)
                                                 ---------       ---------
Comprehensive loss .........................     $ (52,636)      $ (40,759)
                                                 =========       =========

                                                  For the Six Months Ended
                                                  -------------------------
                                               June 30, 2002    July 1, 2001
                                               -------------    ------------

Net (loss) income ..........................     $(127,869)      $  13,778
Unrealized (loss) gain on marketable
  securities, net of applicable tax of
  ($1,716) and $1,040 ......................        (3,057)          1,560
                                                 ---------       ---------
Comprehensive (loss) income ................     $(130,926)      $  15,338
                                                 =========       =========

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

     In May 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

D.   Recently Issued Accounting Pronouncements - (Continued)

for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for financial statements for fiscal years beginning after May 15, 2002. Teradyne is currently assessing SFAS 145 but does not believe it will have an impact on Teradyne's financial position and results of operations.

     In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

Intangible assets

     Teradyne adopted SFAS 142 on January 1, 2002. In accordance with this statement Teradyne reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangibles of $0.4 million to goodwill. Also, in accordance with this statement, Teradyne reassessed the useful lives of its acquired amortized intangible assets and determined the lives were appropriate.

Acquired amortized intangible assets consist of the following:

                                                                           June 30, 2002
                                                                           (in thousands)
                                                          Gross                      Net      Weighted
                                                        Carrying    Accumulated    Carrying   Average
                                                         Amount    Amortization     Amount  Useful Life
                                                         ------    ------------     ------  -----------
Completed technology ................................    $35,600      $ 3,350      $32,250   7.2 years
Service and software maintenance contracts
  and customer relationships ........................      8,993        3,114        5,879   5.8 years
Tradenames and trademarks ...........................      3,800          317        3,483   8.0 years
                                                         -------      -------      -------
Total intangible assets .............................    $48,393      $ 6,781      $41,612   7.0 years
                                                         =======      =======      =======

Aggregate amortization expense for the three and six months ended June 30, 2002 was $1.9 million and $3.8 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

          Year      Amount
          ----      ------
          2002      $7,406
          2003       6,694
          2004       6,175
          2005       6,175
          2006       6,175

Goodwill

     Teradyne has identified two reporting units with goodwill, Connection Systems and Circuit Board Test and Inspection Systems, which are also operating and reportable segments. The changes in the carrying amounts of goodwill during the three and six months ended June 30, 2002 are as follows:

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.  Goodwill and Intangible Assets - (Continued)

                                                                               Circuit Board
                                                                                 Test and
                                                                  Connection    Inspection
                                                                   Systems       Systems        Total
                                                                  ----------   -------------   --------
(in thousands)
Balance at December 31, 2001 ................................      $ 48,649      $ 141,627     $ 190,276
Employee termination costs ..................................             -          3,437         3,437
Reclassification of workforce ...............................           407              -           407
                                                                   --------      ---------     ---------
Balance at March 31, 2002 ...................................      $ 49,056      $ 145,064     $ 194,120
Employee termination costs ..................................             -            852           852
                                                                   --------      ---------     ---------
Balance at June 30, 2002 ....................................      $ 49,056      $ 145,916     $ 194,972
                                                                   ========      =========     =========


     SFAS 142 requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. As of March 31, 2002, Teradyne completed the transitional goodwill impairment test and no adjustment to goodwill was necessary. As of January 1, 2002, Teradyne ceased the amortization of goodwill. The following is the effect on net income and net income per share had SFAS 142 been in effect for the three and six months ended July 1, 2001 (in thousands, except per share amounts):

                                                                  Three Months      Six Months
                                                                      Ended            Ended
                                                                  July 1, 2001     July 1, 2001
                                                                  ------------     ------------
Net (loss) income ..............................................   ($40,181)          $13,778
Add back: Impact of goodwill amortization,
net of tax of $335 and $696 ....................................    $   781           $ 1,625
                                                                  ---------           -------
Adjusted net (loss) income .....................................   ($39,400)          $15,403
                                                                  =========           =======
Net (loss) income per share - basic ............................     ($0.23)          $  0.08
Add back: Impact of goodwill amortization,
net of taxes ...................................................      $0.00           $  0.01
                                                                  ---------           -------
Adjusted net (loss) income per share - basic ...................     ($0.23)          $  0.09
                                                                  =========           =======
Net (loss) income per share - diluted ..........................     ($0.23)          $  0.08
Add back: Impact of goodwill amortization,
net of taxes ...................................................      $0.00           $  0.01
                                                                  ---------           -------
Adjusted net (loss) income per share - diluted .................     ($0.23)          $  0.09
                                                                  =========           =======

F.  Divestitures

     On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a pre-tax gain of $14.8 million which has been recorded in other income and expense, net.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G.   Net Income (Loss) per Common Share

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

                                                                 For the Three Months Ended         For the Six Months Ended
                                                                 --------------------------         ------------------------
                                                                June 30, 2002   July 1, 2001     June 30, 2002      July 1, 2001
                                                                -------------   ------------     -------------      ------------
Net (loss) income ..........................................      $ (50,729)     $  (40,181)       $ (127,869)        $ 13,778
                                                                  =========      ==========        ==========         ========

Shares used in net (loss) income per common
  share - basic ............................................        182,934         174,538           182,633          174,164
     Effect of dilutive securities:
         Employee and director stock options ...............              -               -                 -            5,669
         Employee stock purchase rights ....................              -               -                 -              318
                                                                  ---------      ----------        ----------         --------
     Dilutive potential common shares ......................              -               -                 -            5,987
                                                                  ---------      ----------        ----------         --------
Shares used in net (loss) income per common
  share - diluted ..........................................        182,934         174,538           182,633          180,151
                                                                  =========      ==========        ==========         ========
Net (loss) income per common share - basic .................      $   (0.28)     $    (0.23)       $    (0.70)        $   0.08
                                                                  =========      ==========        ==========         ========
Net (loss) income per common share - diluted ...............      $   (0.28)     $    (0.23)       $    (0.70)        $   0.08
                                                                  =========      ==========        ==========         ========

All options and equivalent shares related to the convertible notes outstanding for the second quarter ended and for the first six months ended June 30, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. For the second quarter ended and for the six month period ended June 30, 2002, there were 22.3 million and 24.6 million options outstanding, respectively. For each of the second quarter ended and the first six months ended June 30, 2002, there were 15.4 million equivalent shares related to the convertible notes outstanding. For the second quarter ended July 1, 2001, there were 20.3 million options outstanding. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeds the average fair market value of Teradyne's common stock. Accordingly, options to purchase 1.2 million shares of common stock for the six months ended July 1, 2001 were not included in the calculation of diluted net income per share.

H.   Workforce Reduction, Asset Impairments, and Inventory Provision

         During the first quarter of 2002, Teradyne recorded a pre-tax charge of $5.0 million in connection with a workforce reduction. The $5.0 million provision for severance benefits was recorded in restructuring and other charges. There were 220 employees terminated in the first quarter of 2002 across all functional groups. Teradyne paid approximately $3.0 million of the restructuring charge during the first six months of 2002. All remaining benefits will be paid by the end of 2003. In the second quarter of 2002, Teradyne recorded a $0.2 million provision for severance benefits in selling and administrative expenses.

         During the second quarter of 2001, Teradyne also recorded a pre-tax charge of $3.4 million in connection with a workforce reduction. The $3.4 million provision for severance benefits was recorded in restructuring and other charges. There were 600 employees terminated in the second quarter of 2001 across all functional groups. All benefits were paid by the end of the fourth quarter of 2001.

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

         The table below summarizes activity relating to restructuring and other charges:

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H. Workforce Reduction, Asset Impairments, and Inventory Provision - (Continued)

                                  Severance   Lease Payments
                                     and        on Vacated
                                  Benefits      Facilities       Total
                                  --------      ----------       -----
                                              (in thousands)
Balance at December 31, 2001     $ 13,523       $  1,676       $ 15,199
First quarter, 2002 provision       5,042             --          5,042
Cash payments                      (6,384)          (180)        (6,564)
                                  --------       --------       -------
Balance at March 31, 2002        $ 12,181       $  1,496       $ 13,677
                                  --------       --------       -------
Second quarter, 2002 provision        219             --            219
Cash payments                      (3,668)          (180)        (3,848)
                                  --------       --------       -------
Balance at June 30, 2002         $  8,732       $  1,316       $ 10,048
                                  ========       ========       =======

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

         On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. In connection with its restructuring plan for GenRad, Inc., in the first and second quarter of 2002, Teradyne recorded involuntary employee termination costs of $3.4 million and $0.9 million, respectively.

         The table below summarizes activity relating to GenRad employee termination costs:

                                                    Severance
                                                  and Benefits
                                                  ------------
Balance at December 31, 2001 .....................   $4,008
First quarter, 2002 employee termination costs ...    3,437
Cash payments ....................................     (544)
                                                     ------
Balance at March 31, 2002 ........................   $6,901
Second quarter, 2002 employee termination costs ..      852
Cash payments ....................................   (1,479)
                                                     ------
Balance at June 30, 2002 .........................   $6,274
                                                     ======

I.  Stock Based Compensation

         Teradyne has both employee and non-employee stock option plans and an employee stock purchase plan. Teradyne previously adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Teradyne is required to annually disclose the pro forma net income and net income per common share amounts as if compensation costs for Teradyne's stock based compensation plans had been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for the stock based compensation plans been accounted for at fair value according to SFAS 123, amounts reported in the Statement of Operations for the three and six months ending June 30, 2002 and July 1, 2001 would have been (in millions, except per share amounts):

                                           For the Three Months Ended      For The Six Months Ended
                                          June 30, 2002   July 1, 2001    June 30, 2002  July 1, 2001
                                           -----------     ----------      -----------    ----------
Net loss ..............................      ($67.5)        ($53.8)          ($161.7)       ($17.8)
Net loss per common share--basic ......      ($0.37)        ($0.31)          ($ 0.89)       ($0.10)
Net loss per common share--diluted ....      ($0.37)        ($0.31)          ($ 0.89)       ($0.10)

Stock Option Plans

         Under its stock option plans, all of which are fixed accounting plans, Teradyne granted options to directors, officers, certain employees, and other individuals entitling them to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001 options granted to employees vest in equal installments over four years but have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vests over two years and has a term of seven years.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

I.       Stock Based Compensation - (Continued)

         The weighted average grant date fair value for options granted during the three and six month periods ending June 30, 2002 was $18.68 and $17.73, respectively, per option and for the three and six month periods ending July 1, 2001, was $18.05 and $19.76, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                   For the Three Months Ended         For The Six Months Ended
                                  June 30, 2002   July 1, 2001      June 30, 2002   July 1, 2001
                                  -------------   ------------      -------------   ------------
Expected life (years) ..........        4.3           4.3                  4.3           4.3
Interest rate ..................        4.3%          3.7%                 4.1%          3.7%
Volatility .....................       67.1%         67.0%                67.1%         67.0%
Dividend yield .................        0.0%          0.0%                 0.0%          0.0%

Employee Stock Purchase Plan

         Under the Teradyne Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne's common stock on the first business day in January (July for new hires) or the last business day of December. The weighted average fair value of employee stock purchase rights granted for the three and six month periods ended June 30, 2002 was $9.04 and for the three and six month period ending July 1, 2001 was $14.60. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

                              For the Three and Six Months Ended
                                June 30, 2002     July 1, 2001
                                -------------     ------------
Expected life (years) .......        1.0               1.0
Interest rate ...............        2.1%              2.2%
Volatility ..................       58.5%             67.0%
Dividend yield ..............        0.0%              0.0%

J.       Operating Segment Information

         Teradyne has four principal operating segments which are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

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

         Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and six month periods ended June 30, 2002 and July 1, 2001 follows (in thousands):

                                       Semiconductor                   Circuit Board
                                           Test        Connection    Test & Inspection   Other Test    Corporate
                                          Systems       Systems          Systems          Systems         and
                                          Segment       Segment          Segment          Segment     Eliminations   Consolidated
                                          -------       -------          -------          -------     ------------   ------------
Three months ended June 30, 2002:
--------------------------------
Sales to unaffiliated customers        $  144,624     $ 102,554     $     40,239        $  22,481               -   $    309,898
Intersegment sales                              -         2,626                -                -         ($2,626)             -
                                       ----------     ---------     ------------        ---------         -------   ------------
Net sales                                 144,624       105,180           40,239           22,481          (2,626)       309,898
Income (loss) before taxes (1)          ($ 52,087)    $     786         ($22,746)       $   1,106         ($6,323)     ($ 79,264)
                                       ==========     =========     ============        =========         =======   ============

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J. Operating Segment Information - (Continued)

                                       Semiconductor                   Circuit Board
                                           Test        Connection    Test & Inspection   Other Test    Corporate
                                          Systems       Systems          Systems          Systems         and
                                          Segments      Segments         Segments         Segments    Eliminations   Consolidated
                                          --------      --------         --------         --------    ------------   ------------
Three months ended July 1, 2001:
-------------------------------
Sales to unaffiliated customers      $     169,703     $ 151,240     $     33,249        $  11,631               -   $    365,823
Intersegment sales                               -         1,089                -                -         ($1,089)             -
                                     -------------     ---------     ------------        ---------         -------   ------------
Net sales                                  169,703       152,329           33,249           11,631          (1,089)       365,823
Income (loss) before taxes (1)           ($ 64,705)    $  18,440         ($ 2,666)               -         ($5,190)     ($ 54,121)
                                     =============     =========     ============        =========         =======   ============

                                       Semiconductor                   Circuit Board
                                           Test        Connection    Test & Inspection   Other Test    Corporate
                                          Systems       Systems          Systems          Systems         and
                                          Segments      Segments         Segments         Segments    Eliminations   Consolidated
                                          --------      --------         --------         --------    ------------   ------------
Six months ended June 30, 2002:
------------------------------
Sales to unaffiliated customers      $     232,150     $ 198,341     $     79,202        $  48,213             -     $    557,906
Intersegment sales                               -         2,685                -                -       ($2,685)               -
                                     -------------     ---------     ------------        ---------       -------     ------------
Net sales                                  232,150       201,026           79,202           48,213        (2,685)         557,906
Income (loss) before taxes (1)           ($131,441)     ($ 1,694)        ($53,555)       $   3,980      ($17,085)       ($199,795)
                                     =============     =========     ============        =========       =======     ============

Six months ended July 1, 2001:
-----------------------------
Sales to unaffiliated customers      $     525,824     $ 355,883     $     67,275        $  22,030             -     $    971,012
Intersegment sales                               -         3,073                -                -       ($3,073)               -
                                     -------------     ---------     ------------        ---------       -------     ------------
Net sales                                  525,824       358,956           67,275           22,030        (3,073)         971,012
Income (loss) before taxes (1)            ($ 5,212)    $  46,992         ($ 7,296)          ($ 209)     ($11,312)    $     22,963
                                     =============     =========     ============        =========       =======     ============

(1) Income (loss) before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, restructuring charges, other unallocated expenses, and net interest and other expense.

K. Commitments and Contingencies

  In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law. In addition, the second amended complaint alleges that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The second amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint. Teradyne filed a motion for partial summary judgment on August 9, 2002. A hearing on that motion has been scheduled for September 23, 2002.

  Teradyne and two of its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

K.   Commitments and Contingencies - (Continued)

October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. A motion for the designation of one or more lead plaintiffs was heard by the court on July 2, 2002. No ruling has yet been issued.

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

     In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in California. Teradyne does not believe that it has any liability for the cleanup of the California site, and has requested the state of California to remove Teradyne's name from the list of PRPs, however, the State of California has not as yet agreed to do so. Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that it will not materially adversely affect Teradyne's financial condition or results of operations.

     In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on Teradyne's financial position or results of operations.

L.   Subsequent Event

     On August 8, 2002, Teradyne announced its intention to cease production at its San Diego printed circuit board facility and to layoff 125 people employed there. Related severance costs will total approximately $1 million. Currently, the San Diego facility's tangible assets total about $44 million, of which a significant portion will likely be impaired resulting in a significant charge in the third quarter of 2002.

     Teradyne continues to consolidate manufacturing operations, increase outsourcing, and complete the GenRad integration, all of which will result in further charges. Workforce reductions arising from these actions are expected to result in severance costs of approximately $6 million in the third quarter of 2002.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                               For the Three Months Ended           For the Six Months Ended
                                                               --------------------------           ------------------------
                                                             June 30, 2002     July 1, 2001     June 30, 2002       July 1, 2001
                                                             -------------     ------------     -------------       ------------
                                                                      (In thousands)                      (In thousands)

Net sales ..............................................     $     309,898       $  365,823       $   557,906        $  971,012
                                                            ===============    =============    ==============    ==============

Net (loss) income ......................................     $     (50,729)      $  (40,181)      $  (127,869)       $   13,778
                                                            ===============    =============    ==============    ==============

Percentage of net sales:
     Net sales .........................................             100.0%           100.0%            100.0%            100.0%
     Expenses:
         Cost of sales .................................              77.2             81.3              81.9              68.6
         Engineering and development ...................              23.4             19.4              25.4              15.9
         Selling and administrative ....................              24.4             18.0              27.0              14.3
         Restructuring and other charges ...............                 -              0.9               0.9               0.9
         Other and interest, net .......................               0.6             (4.8)              0.6              (2.1)
                                                            ---------------    -------------    --------------    --------------
                                                                     125.6            114.8             135.8              97.6

     (Loss) income before taxes ........................             (25.6)           (14.8)            (35.8)              2.4
     (Benefit from) provision for income taxes .........              (9.2)            (3.8)            (12.9)              1.0
                                                            ---------------    -------------    --------------    --------------
     Net (loss) income .................................             (16.4)%           11.0%            (22.9)%             1.4%
                                                            ===============    =============    ==============    ==============

(Benefit from) provision for income taxes as a
     percentage of income before taxes .................             (36.0%)          (25.8%)           (36.0%)            40.0%
                                                            ===============    =============    ==============    ==============

Results of Operations

Revenue

     Teradyne recorded sales of $309.9 million in the second quarter of 2002, a decrease of $55.9 million or 15% from the second quarter of 2001. Semiconductor Test Systems sales and Connection Systems sales to unaffiliated customers decreased 15% and 32%, respectively, from the second quarter of 2001 due to lower unit volume of shipments and pricing pressure particularly in Connection Systems. More specifically, the decrease in Semiconductor Test Systems reflects declines in the high performance logic and memory test areas, offset by an increase, 22% year over year, in mixed signal tester sales, primarily in Southeast Asia. The decline in Connection Systems revenue is due to reductions in capital spending by end users in the telecommunications and corporate data processing industries, and the corresponding reduced demand for products supplied by Connection Systems customers. Circuit Board Test and Inspection Systems and Other Test Systems sales increased by 21% and 93%, respectively, from the second quarter of 2001 due to GenRad related sales which Teradyne acquired in October of 2001.

     Teradyne recorded sales of $557.9 million in the first six months of 2002, a decrease of $413.1 million or 43% from the first six months of 2001. Semiconductor Test Systems sales and Connection Systems sales to unaffiliated customers decreased 56% and 44%, respectively, from the first six months of 2001. The decline in the Semiconductor Test Systems was across all product types, but with the largest decline in the high performance logic area. By geography, Semiconductor Test Systems revenue was down over 50% in all geographies other than Southeast Asia, which was down by 22% and grew to represent 32% of the Semiconductor Test System sales for the first six months of 2002 versus representing only 18% of the Semiconductor Test Systems sales for the first six months of 2001. The decrease in Connection Systems revenue on a year to date basis is largely due to declines in end user demand for telecommunications and corporate data processing infrastructures. Circuit Board Test and Inspection Systems and Other Test Systems sales increased by 18% and 119%, respectively, from the first six months of 2001 due to GenRad related sales which Teradyne acquired in October of 2001. Included in the first six months of 2001 sales of $971.0 million was the recognition of $98.7 million which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment was received. Teradyne no longer retains title until receipt of payment.

     Teradyne's business has been adversely impacted by the slowdown in economies worldwide. Teradyne has also been adversely affected by the cyclical nature of the electronics and semiconductor industries, which experience recurring periods of oversupply of products and equipment of the type Teradyne sells. These factors have resulted in a downturn in the demand for Teradyne's products. During the first six months of 2002, orders declined significantly compared with the orders Teradyne received during the first six months of 2001. The depth and duration of the down cycle has been unprecedented to Teradyne and at present, Teradyne cannot say how long the current downturn will last or when the situation will improve. In the absence of significant improvement, orders could remain low or decline, and the amount of Teradyne's inventory, deferred tax assets, and certain long-lived assets, including goodwill, considered realizable could be significantly reduced.

Bookings

         Incoming net orders were $228.3 million in the second quarter of 2002 compared to $210.2 million in the second quarter of 2001. The increase in incoming net orders was led by a 118% increase in Semiconductor Test System orders. This increase was a result of growth in demand for mixed signal testers, which was driven by end markets for wireless, consumer electronics, mass storage and broadband products. The increase in Semiconductor Test Systems orders was partially offset by a decrease of 81% in Connection Systems orders. Circuit Board Test and Inspection Systems and Other Test Systems net orders increased by 204% and 252%, respectively, due to GenRad related orders which Teradyne acquired in October of 2001. Teradyne experienced cancellations of $44.4 million and $77.7 million in the second quarter of 2002 and 2001, respectively. Of the second quarter of 2002 cancellations $42.0 million was in Connection Systems business, primarily from large telecommunications customers compared to $45.0 million of cancellations in Connection Systems in the second quarter of 2001. Semiconductor Test Systems had cancellations of $30.6 million in the second quarter 2001. Approximately half of those cancellations were from subcontract manufacturers who replaced the test capacity represented by the canceled orders with orders for newer generation products.

         Incoming net orders were $438.7 million in the first six months of 2002 compared to $567.2 million in the first six months of 2001. The decrease in incoming net orders was led by a 79% decrease in Connection Systems orders which was partially offset by an increase of 25% in Semiconductor Test System orders. Circuit Board Test and Inspection Systems and Other Test Systems net orders increased by 116% and 312%, respectively, due to GenRad related orders which Teradyne acquired in October of 2001. Teradyne experienced cancellations of $71.6 million and $102.6 million in the first six months of 2002 and 2001, respectively. Of the $71.6 million in cancellations during the first six months of 2002, $65.9 million was in Connection Systems, again, primarily driven by cancellations from large telecommunications customers. Of the $102.6 million in cancellations during the first six months of 2001, $55.0 million was in Connection Systems and $45.5 million was in Semiconductor Test Systems.

Teradyne's net orders for its four principal operating segments were as follows:

                                                              (in millions)
                                                  Quarter Ended       Six Months Ended
                                               June 30,   July 1,    June 30,   July 1,
                                                 2002      2001        2002      2001
                                                 ----      ----        ----      ----
Semiconductor Test Systems ...................  $138.9   $ 63.7       $228.6    $183.1
Connection Systems ...........................  $ 24.0   $125.8       $ 70.4    $331.8
Circuit Board Test and Inspection Systems ....  $ 47.1   $ 15.5       $ 83.2    $ 38.6
Other Test Systems ...........................  $ 18.3   $  5.2       $ 56.5    $ 13.7
                                                ------   ------       ------    ------
                                                $228.3   $210.2       $438.7    $567.2

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

Gross Margin

         Certain costs in the second quarter and first six months of 2001 have been reclassified from cost of sales into engineering and development and selling and administrative. These reclassified costs consist of new product development costs incurred in manufacturing engineering, test technology and applications engineering costs supporting sales. The costs reclassified from cost of sales to engineering and development represent work performed to develop and implement manufacturing and test processes focused on the introduction of new product platforms. The costs reclassified from cost of sales to selling and administrative represent the development of applications programming used to demonstrate new product capabilities. The impact of the reclassifications is detailed below:

                                      Quarter Ended    Six Months Ended
                                       July 1, 2001      July 1, 2001
Increase / (Decrease)                  ------------      ------------
(in thousands)
Cost of sales ....................       ($13,839)        ($30,432)
Engineering and development ......          9,705           22,078
Selling and administrative .......          4,134            8,354

         Gross margin increased to 23% of sales in the second quarter of 2002 from 19% of sales in the second quarter of 2001. The percentage increase in the second quarter of 2002 was primarily attributable to an inventory provision in the second quarter of 2002 of $3.5 million compared to an inventory provision in the second quarter of 2001 of $37.9 million which was due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders.

         Gross margin decreased to 18% of sales in the first six months of 2002 from 31% of sales in the first six months of 2001. The percentage decrease in the first six months of 2002 was primarily attributable to a decreased utilization of Teradyne's manufacturing overhead, as sales volume decreased while certain components of cost of sales remained fixed. The decrease in the percentage of gross margin was also impacted to a lesser extent by increased competitive price pressure on Connection Systems products and the mix of Teradyne's business changes as Connection Systems and Circuit Board Test and Inspection System sales, which have lower gross margins, become a larger percentage of Teradyne's business.

         Inventory provision for excess and obsolete inventory was $9.7 million in the first six months of 2002 compared to $51.7 million in the first six months of 2001. During the first quarter of 2002, Teradyne recorded an asset impairment in Semiconductor Test Systems of $0.8 million for certain impaired manufacturing assets.

Engineering and Development

         Engineering and development expenses, as a percentage of sales, increased to 23% in the second quarter and 25% in the first six months of 2002 from 19% and 16%, respectively, in the second quarter and first six months of 2001. Spending increased by $1.3 million during the second quarter of 2002 compared to the second quarter of 2001. This increase was a result of Semiconductor Test System projects. Spending decreased by $13.0 million in the first six months of 2002 compared to the first six months of 2001. The decrease was primarily due to lower material costs and the impact of workforce reductions.

Selling and Administrative

         Selling and administrative expenses increased to 24% of sales in the second quarter of 2002 from 18% of sales in the second quarter of 2001 with spending increasing by $9.7 million. Selling and administrative expenses increased to 27% of sales in the first six months of 2002 from 14% of sales in the first six months of 2001 with spending increasing by $11.5 million. The increase in spending in the second quarter and first six months of 2002 was due to additional expenses resulting from Teradyne's purchase of GenRad in the fourth quarter of 2001. The additional selling and administrative expense was partially offset by workforce reductions and pay cuts.

Restructuring and Other Charges

         During the first quarter of 2002, Teradyne recorded a pre-tax charge of $5.0 million in connection with a workforce reduction. The $5.0 million provision for severance benefits was recorded in restructuring and other charges. There were 220 employees terminated in the first quarter of 2002 across all functional groups. Teradyne paid approximately $3.0 million of the restructuring charge during the first six months of 2002. All remaining benefits will be paid by the end of 2003. In the second quarter of 2002, Teradyne recorded $0.2 million provision for severance benefits in selling and administrative expenses.

         During the second quarter of 2001, Teradyne also recorded a pre-tax charge of $3.4 million in connection with a workforce reduction. The $3.4 million provision for severance benefits was recorded in restructuring and other charges. There were 600 employees terminated in the second quarter of 2001 across all functional groups. All benefits were paid by the end of the fourth quarter of 2001.

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

         The table below summarizes activity relating to restructuring and other charges:

                                      Severance     Lease Payments
                                         and          on Vacated
                                      Benefits        Facilities       Total
                                      --------        ----------       -----
                                                    (in thousands)
Balance at December 31, 2001          $ 13,523         $  1,676      $ 15,199
First quarter, 2002 provision            5,042               --         5,042
Cash payments                           (6,384)            (180)       (6,564)
                                      --------         --------      --------
Balance at March 31, 2002             $ 12,181         $  1,496      $ 13,677
                                      --------         --------      --------
Second quarter, 2002 provision             219               --           219
Cash payments                           (3,668)            (180)       (3,848)
                                      --------         --------      --------
Balance at June 30, 2002              $  8,732         $  1,316      $ 10,048
                                      ========         ========      ========

         The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

         On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. In connection with its restructuring plan for GenRad, Inc., in the first and second quarter of 2002, Teradyne recorded involuntary employee termination costs of $3.4 million and $0.9 million, respectively.

         The table below summarizes activity relating to GenRad employee termination costs:

                                                                       Severance
                                                                          and
                                                                       Benefits
                                                                       ---------
Balance at December 31, 2001......................................      $ 4,008
First quarter, 2002 employee termination costs....................        3,437
Cash payments.....................................................         (544)
                                                                        -------
Balance at March 31, 2002.........................................      $ 6,901
Second quarter, 2002 employee termination costs...................          852
Cash payments.....................................................       (1,479)
                                                                        -------
Balance at June 30, 2002..........................................      $ 6,274
                                                                        =======

     Teradyne will incur additional restructuring charges in the third quarter of 2002. On August 8, 2002, Teradyne announced its intention to cease production at its San Diego printed circuit board facility and to layoff 125 people employed there. Related severance costs will total approximately $1 million. Currently, the San Diego facility's tangible assets total about $44 million, of which a significant portion will likely be impaired resulting in a significant charge in the third quarter of 2002.

     Teradyne continues to consolidate manufacturing operations, increase outsourcing, and complete the GenRad integration, all of which will result in further charges. Workforce reductions arising from these actions are expected to result in severance costs of approximately $6 million in the third quarter of 2002.

Interest Income and Expense

     Interest income decreased by $0.6 million to $4.5 million in the second quarter of 2002 compared to the second quarter of 2001 and decreased by $2.6 million to $8.7 million in the first six months of 2002 compared to the first six months of 2001. The decreases in interest income were attributable to decreases in the average invested balances and lower interest rates. Interest expense increased by $5.1 million to $5.4 million in the second quarter of 2002 compared to the second quarter of 2001 and increased by $10.2 million to $10.7 million in the first six months of 2002 compared to the first six months of 2001. The increase in interest expense was primarily attributable to interest expense related to convertible notes which Teradyne issued in the fourth quarter of 2001.

Other Income and Expense

     Teradyne recorded a loss of $1.1 million during the second quarter of 2002 and $1.6 million during the first six months of 2002 in other expense for the fair value of warrants held in LogicVision, a publicly traded company. Included in other expense in the second quarter and first six months of 2001 is Teradyne's proportionate share of a loss related to an equity method investment of $1.9 million and $4.3 million, respectively. The carrying value of this equity investment was zero at December 31, 2001. Included in other income in the first six months of 2001 is a gain from the sale of Connection Systems aerospace and defense business of $14.8 million.

Income Taxes

     Teradyne's overall effective tax rate was 36% in the second quarter of 2002 and 36% for the first six months of 2002. The effective tax rate benefit for the year ended 2001 was 38%. The change in the tax rate is a result of lower favorable tax attributes from Teradyne's foreign sales corporation and state income taxes.

     On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. Realization of Teradyne's net deferred tax assets is dependent on its ability to generate approximately $666 million of future taxable income. Teradyne believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Teradyne has incurred significant losses from operations over several quarters. If Teradyne continues to incur significant losses from operations for an extended period of time, Teradyne would be required to establish a valuation allowance against all or a significant portion of its net deferred tax assets. To the extent Teradyne establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

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

Liquidity and Capital Resources

     Teradyne's cash, cash equivalents and marketable securities balance decreased by $5.7 million in the first six months of 2002, to $580.6 million. Teradyne used cash from operating activities of $6.0 million and $19.1 million in the first six months of 2002 and the first six months of 2001, respectively. Cash used from net (loss) income, excluding the effects of non-cash items, was $127.3 million in the first six months of 2002 and cash generated from net income, excluding the effects of non-cash items, was $89.6 million for the first six months of 2001. Changes in operating assets and liabilities generated cash of $121.2 million in the first six months of 2002 due to the receipt of a tax refund of $85.2 million in March 2002 and decreased inventory balances. In the first six months of 2001, changes in operating assets and liabilities net of businesses sold used cash of $108.7 million.

     Teradyne used $39.9 million of cash for investing activities in the first six months of 2002 and $125.7 million in the first six months of 2001. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of business, and purchases of capital assets to support long-term growth. Capital expenditures were $39.7 million in the first six months of 2002 and $173.5 million in the first six months of 2001. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

     Financing activities provided $40.6 million and $46.4 million of cash during the first six months of 2002 and 2001, respectively. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans and repayments of debt. During the first six months of 2002 and 2001, common stock activity provided cash of $40.4 million and $47.3 million, respectively.

     Teradyne believes its cash, cash equivalents, and marketable securities balance of $580.6 million will be sufficient to meet working capital and expenditure needs for the foreseeable future. Depending on market conditions and funding requirements, Teradyne may seek additional external financing. Inflation has not had a significant long-term impact on earnings

Certain Factors That May Affect Future Results

     From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and statements relating to backlog, bookings and cancellations and gross margins. Teradyne's actual future results may differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended
December 31, 2001.

Teradyne's Business Is Impacted by the Slowdown in Economies Worldwide.

     Teradyne's business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies and concerns regarding corporate governance have caused companies to reduce capital investments and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses in recent periods. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when Teradyne will return to profitability. The effects of the economic decline are being felt across all of Teradyne's business segments and have significantly slowed customer orders.

Teradyne's Business is Dependent on the Current and Anticipated Market for Electronics.

     Teradyne's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the downward trend in new orders will turn around in the future or that any increase in sales or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne's business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne's Business.

     Teradyne has taken and expects to take additional measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, frozen hiring, closed facilities, delayed salary increases, reduced the pay of substantially all employees, implemented furloughs, discontinued its Flash 750 memory product line, recorded asset impairment charges and reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne's business by reducing its pool of technical talent, decreasing or slowing improvements in its products, and making it more difficult for Teradyne to respond to customers or competitors.

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

     Additionally, in 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site related to an acquisition of a business, in California. Teradyne does not believe that it has any liability for the clean-up of the California site, and has requested the State of California to remove Teradyne's name from the list of PRPs, however, the State of California has not as yet agreed to do so. Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that it will not materially adversely affect Teradyne's financial condition or results of operations.

     In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne's expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

     When the market price of a stock has been volatile, holders of that stock sometimes institute securities class action litigation against the company that issued the stock. Currently, Teradyne and two of its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne strongly believes that the purported class action complaints lack merit and it intends to defend against the claims vigorously. However, Teradyne could incur substantial costs defending the lawsuits. The lawsuits could also divert the time and attention of Teradyne's management. Teradyne cannot predict the outcome of the lawsuits at this time, and can give no assurance that they will not materially adversely affect Teradyne's financial position or results of operations.

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

Teradyne's Business May Suffer if it is Unable to Attract and Retain Key Employees.

         Competition for certain employees with skills required by Teradyne for its Semiconductor Test Systems segment is intense in the high technology industry. Teradyne's success will depend on its ability to attract and retain key technical employees in this business segment. The loss of one or more key or other employees, Teradyne's inability to attract additional qualified employees or the delay in hiring key personnel could each have a material adverse effect on Teradyne's business, results of operations or financial condition.

If Teradyne's Suppliers do not Meet Teradyne's Product or Delivery Requirements, Teradyne Could Have Reduced Revenues and Earnings.

         The availability of certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. If any of Teradyne's suppliers were to cancel contracts or commitments with Teradyne or fail to meet the quality or delivery requirements needed to satisfy customer orders for Teradyne's products, Teradyne could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. In addition, Teradyne relies upon third-party contract manufacturers for certain subsystems used in its products, and Teradyne's ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom Teradyne does not exercise any control.

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

Teradyne's Operating Results Are Likely to Fluctuate Significantly.

         Teradyne's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

         -  competitive pressures on selling prices;
         - the timing of customer orders and the deferral or cancellation of orders previously received;
         -  provisions for excess and obsolete inventory;
         -  allowances for deferred tax assets;
         -  charges for certain long-lived assets, including goodwill;
         -  changes in product mix;
         - Teradyne's ability to introduce new products and technologies on a timely basis;
         - the introduction of products and technologies by Teradyne's competitors;
         -  market acceptance of Teradyne's and its competitors' products;
         -  fulfilling backlog on a timely basis;
         -  reliance on sole source suppliers;
         -  potential retrofit costs;
         -  the level of orders received which can be shipped in a quarter; and
         -  the timing of investments in engineering and development.

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

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

         In connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. The case was originally filed in the Superior Court in San Diego County, California, and was subsequently removed by the defendants to federal court. On or about November 14, 2001, Teradyne and the two individual defendants filed a motion to dismiss the amended complaint in its entirety. The federal court granted in part and denied in part that motion to dismiss. The claims that were dismissed were dismissed with prejudice. At the federal court's request, the plaintiffs filed a second amended complaint on March 4, 2002 setting forth their remaining claims. The second amended complaint alleges, among other things, that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law. In addition, the second amended complaint alleges that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. The second amended complaint seeks unspecified damages, including compensatory, consequential and punitive damages, and recovery of reasonable attorneys' fees and costs. On March 25, 2002, Teradyne and the two individual defendants filed their answer to the second amended complaint. Teradyne filed a motion for partial summary judgment on August 9, 2002. A hearing on that motion is scheduled for September 23, 2002.

         Teradyne and two of its executive officers are named as defendants in three purported class action complaints that were filed in the United States District Court for the District of Massachusetts, Boston, Massachusetts, on or about October 16, 2001, October 19, 2001 and November 7, 2001. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaints seek unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. A motion for the designation on one or more lead plaintiffs was heard by the court on July 2, 2002. No ruling has yet been issued.

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

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of Teradyne was held May 23, 2002. The following were elected as Directors:

                                Total Vote        Total Vote Withheld
Nominee                      For Each Nominee      For Each Nominee
-------                      ----------------     -------------------
James W. Bagley                 147,558,920           2,034,562
Vincent M. O'Reilly             147,550,223           2,043,259

The security holders approved an amendment to the 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to said plan by 5,000,000 shares, with 141,175,893 shares voting in favor, 7,557,649 shares voting against, and 859,940 shares abstaining.

In addition, the security holders ratified the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2002, with 144,382,667 shares voting in favor, 4,463,093 shares voting against, and 747,722 shares abstaining.

Item 6: Exhibits and Reports on Form 8-K

(a): Exhibits

Exhibit Number      Description
--------------      -----------
     10.1           1991 Employee Stock Option Plan, as amended*
     10.2           1997 Employee Stock Option Plan, as amended*
     10.3           1996 Employee Stock Purchase Plan, as amended*
     99.1           Certification pursuant to 18 U.S.C. 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
     99.2           Certification pursuant to 18 U.S.C. 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
----------
*  Indicates management contract or compensatory plans.

** Teradyne has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

(b): Reports on Form 8-K

There were no Form 8-K filings by Teradyne during the quarter ended June 30, 2002, as none were required.

                                   SIGNATURES

                                   Pursuant to the requirements of the
                                   Securities Exchange Act of 1934, the
                                   registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TERADYNE, INC.
                                   -----------------------------
                                            Registrant

                                   /s/  GREGORY R. BEECHER
                                   -----------------------------
                                           Gregory R. Beecher
                                           Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)

                                                August 13, 2002