Form 10-Q
period 2002-09-29
TERADYNE INC
filed 2002-11-13
CIK 97210

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

                                  ------------
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2002

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

     The number of shares outstanding of the registrant's only class of Common Stock as of October 25, 2002 was 183,081,406 shares.

                                 TERADYNE, INC.
                                      INDEX


                                                                                       Page No.
                                                                                       -------
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets as of
           September 29, 2002 and December 31, 2001 .................................        3

        Condensed Consolidated Statements of Operations for the
           Three and Nine Months Ended September 29, 2002 and September 30, 2001 ....        4

        Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 29, 2002 and September 30, 2001 ..............        5

        Notes to Condensed Consolidated Financial Statements ........................     6-19

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............................    20-31

Item 3. Quantitative and Qualitative Disclosures about Market Risk ..................       31

Item 4. Controls and Procedures .....................................................       32


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...........................................................       32

Item 6. Exhibits and Reports on Form 8-K ............................................       33

Exhibit Index .......................................................................       33

                                 TERADYNE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                September 29, 2002    December 31, 2001
                                                                                ------------------    -----------------
                                                                                             (In thousands)
Current assets:
    Cash and cash equivalents .............................................     $      289,356            $     317,591
    Marketable securities .................................................             31,512                   50,096
    Accounts receivable ...................................................            223,283                  169,630
    Income tax receivable and prepaid amounts .............................              4,718                   97,000
Inventories:
    Parts .................................................................            196,364                  262,520
    Assemblies in process .................................................            121,744                  132,097
    Finished goods ........................................................              8,467                   12,372
                                                                                --------------            -------------
                                                                                       326,575                  406,989
    Deferred tax assets ...................................................            116,148                  141,013
    Prepayments and other current assets ..................................             29,056                   24,703
                                                                                --------------            -------------
Total current assets ......................................................          1,020,648                1,207,022
Property, plant, and equipment, at cost:                                             1,441,062                1,444,529
    Less: accumulated depreciation. .......................................           (703,973)                (608,963)
                                                                                --------------            -------------
         Net property, plant, and equipment ...............................            737,089                  835,566
Marketable securities .....................................................            222,504                  218,544
Deferred tax assets - long-term ...........................................            164,404                    4,313
Goodwill ..................................................................            118,653                  190,276
Other assets ..............................................................             74,571                   86,670
                                                                                --------------            -------------
         Total assets .....................................................     $    2,337,869            $   2,542,391
                                                                                ==============            =============

                                   LIABILITIES

Current liabilities:
    Notes payable - banks .................................................     $        6,949            $       6,557
    Current portion of long-term debt .....................................              1,338                    1,263
    Accounts payable ......................................................             84,218                   59,761
    Accrued employees' compensation and withholdings ......................            108,006                   98,519
    Deferred revenue and customer advances ................................             36,554                   52,220
    Other accrued liabilities .............................................             77,167                   76,519
    Income taxes payable ..................................................              6,855                    1,292
                                                                                --------------            -------------
         Total current liabilities ........................................            321,087                  296,131
Long-term other accrued liabilities .......................................             47,638                   30,194
Long-term debt ............................................................            450,871                  451,682
Commitments and contingencies (Note L) ....................................
                                                                                --------------            -------------
         Total liabilities ................................................            819,596                  778,007
                                                                                --------------            -------------

                              SHAREHOLDERS' EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 183,082 and 181,119 net shares issued and outstanding at September 29, 2002 and
  December 31, 2001, respectively .........................................             22,885                   22,640
Additional paid-in capital ................................................            648,237                  600,541
Accumulated other comprehensive loss ......................................             (7,092)                  (7,742)
Retained earnings .........................................................            854,243                1,148,945
                                                                                --------------            -------------
         Total shareholders' equity .......................................          1,518,273                1,764,384
                                                                                --------------            -------------
         Total liabilities and shareholders' equity .......................     $    2,337,869            $   2,542,391
                                                                                ==============            =============

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Three Months Ended                For the Nine Months Ended
                                                          --------------------------                -------------------------
                                                   September 29, 2002    September 30, 2001   September 29, 2002  September 30, 2001
                                                   ------------------    ------------------   ------------------  ------------------
                                                                      (In thousands, except per share amounts)
Net sales ......................................     $     330,732      $     249,355           $     888,638       $    1,220,367

Expenses:
     Cost of sales .............................           256,231            246,512                 712,153              912,948
     Engineering and development ...............            78,002             64,667                 219,626              219,266
     Selling and administrative ................            74,318             59,928                 224,757              199,122
     Restructuring and asset impairments .......           138,883             48,122                 144,968               57,183
                                                     -------------      -------------           -------------       --------------
                                                           547,434            419,229               1,301,504            1,388,519
                                                     -------------      -------------           -------------       --------------


Loss from operations ...........................          (216,702)          (169,874)               (412,866)            (168,152)

    Interest income ............................             4,357              4,553                  13,087               15,896
    Interest expense ...........................            (5,447)              (286)                (16,171)                (826)
    Other income and expense, net ..............             1,264             (1,914)                   (373)               8,524
                                                     -------------      -------------           -------------       --------------
Loss before taxes ..............................          (216,528)          (167,521)               (416,323)            (144,558)
Benefit from income taxes ......................           (49,695)           (64,117)               (121,621)             (54,932)
                                                     -------------      -------------           -------------       --------------
Net loss .......................................     $    (166,833)     $    (103,404)          $    (294,702)      $      (89,626)
                                                     =============      =============           =============       ==============
Net loss per common share - basic ..............     $       (0.91)     $       (0.59)          $       (1.61)      $        (0.51)
                                                     =============      =============           =============       ==============
Net loss per common share - diluted ............     $       (0.91)     $       (0.59)          $       (1.61)      $        (0.51)
                                                     =============      =============           =============       ==============
Shares used in calculations of net loss
    per common share - basic ...................           183,063            175,689                 182,776              174,673
                                                     =============      =============           =============       ==============
Shares used in calculations of net loss
    per common share - diluted .................           183,063            175,689                 182,776              174,673
                                                     =============      =============           =============       ==============

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

                                 TERADYNE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the Nine Months Ended
                                                                                       -------------------------
                                                                                September 29, 2002    September 30, 2001
                                                                                ------------------    ------------------
                                                                                            (In thousands)
Cash flows from operating activities:
     Net loss ................................................................  $   (294,702)            $     (89,626)
     Adjustments to reconcile net loss to net cash used for operating activities:
        Depreciation .........................................................       109,979                    96,116
        Amortization .........................................................         6,043                     4,937
        Impairment of long-lived assets ......................................       119,864                    28,548
        Gain on sale of business .............................................             -                   (14,779)
        Provision for doubtful accounts ......................................         1,361                         -
        Deferred income tax (benefit) provision ..............................      (135,226)                   22,062
        Other non-cash items, net ............................................        12,242                     4,747
        Changes in operating assets and liabilities, net of businesses sold and acquired:
             Accounts receivable .............................................       (55,014)                  228,012
             Inventories .....................................................        81,250                    94,447
             Other assets ....................................................        84,233                   (63,124)
             Accounts payable and accruals ...................................        37,532                  (298,386)
             Income taxes payable ............................................        12,882                   (21,817)
                                                                                ------------             -------------

                 Net cash used for operating activities ......................       (19,556)                   (8,863)
                                                                                ------------             -------------
Cash flows from investing activities:
     Additions to property, plant and equipment ..............................       (39,054)                 (176,016)
     Increase in equipment manufactured by Teradyne ..........................       (20,084)                  (42,210)
     Cash paid for acquisition of PCI assets..................................        (8,392)                        -
     Proceeds from the sale of business ......................................             -                    26,250
     Purchases of available-for-sale marketable securities ...................      (192,348)                 (128,509)
     Maturities of available-for-sale marketable securities ..................       181,033                   117,824
     Purchases of held-to-maturity marketable securities .....................      (109,811)                   (1,407)
     Maturities of held-to-maturity marketable securities ....................       139,697                    30,477
                                                                                ------------             -------------

             Net cash used for investing activities ..........................       (48,959)                 (173,591)
                                                                                ------------             -------------
Cash flows from financing activities:
     Payments of long-term debt ..............................................          (344)                     (513)
     Issuance of common stock under employee stock
         option and stock purchase plans .....................................        40,624                    53,306
                                                                                ------------             -------------

                 Net cash flows provided by financing activities .............        40,280                    52,793
                                                                                ------------             -------------

Decrease in cash and cash equivalents ........................................       (28,235)                 (129,661)
Cash and cash equivalents at beginning of period .............................       317,591                   242,421
                                                                                ------------             -------------
Cash and cash equivalents at end of period ...................................  $    289,356             $     112,760
                                                                                ============             =============
Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
               Interest ......................................................  $     11,173             $         718
               Income taxes ..................................................  $    (86,786)            $      32,484

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001 are an integral part of the condensed consolidated financial statements.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  Teradyne, Inc.

     Teradyne, Inc. is one of the world's leading suppliers of automatic test equipment, a leading provider of high performance interconnection systems and an emerging provider of electronic manufacturing services.

    Teradyne's automatic test equipment products include systems that:

     - test semiconductors ("Semiconductor Test Systems");
     - test and inspect circuit-boards ("Circuit Board Test and Inspection Systems");
     - diagnose and test automotive electronics systems ("Diagnostic Solutions"); and
     - test high speed voice and data communication networks ("Broadband Test Systems").

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

B.  Risks and Uncertainties

     Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne's intellectual property rights, failure to develop new technologies and customers' failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne's competitors and competitive pricing pressures, risks of operating internationally, and risks associated with attracting and retaining key employees, risks if Teradyne's suppliers do not meet Teradyne's product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental regulations, Teradyne's debt service obligations with respect to its sale in 2001 of convertible senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, provisions of Teradyne's charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders and any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development.

     At present, Teradyne can predict neither the duration of the current slump nor when or if the situation is likely to materially improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's deferred tax assets, inventory, and certain long-lived assets considered realizable could be significantly reduced.

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

     On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. The GenRad business has been made part of the Circuit Board Test and Inspection Systems operating segment excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems operating segment. GenRad activity is reflected in Teradyne's results of operations since the acquisition date.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C.  Accounting Policies - (Continued)

Reclassifications

     Certain costs in the third quarter of 2001 and first nine months of 2002 and 2001 have been reclassified from cost of sales, engineering and development, and selling and administrative into restructuring and asset impairments. Teradyne is reclassifying these costs in an attempt to better summarize restructuring and asset impairments through a one line presentation. These reclassified costs in 2001 consist primarily of impaired equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in the Semiconductor Test Systems segment of $6.0 million and to certain impaired manufacturing assets in the Connections Systems segment of $7.6 million. Reclassifications for 2002 include certain impaired manufacturing assets in the Semiconductor Test Systems segment of $0.8 million and selling and administrative workforce reduction costs of $0.2 million. The impact of the reclassifications is detailed below:

                                          Three Months Ended        Nine Months Ended      Nine Months Ended
                                          September 30, 2001       September 29, 2002     September 30, 2001
                                          ------------------       ------------------     ------------------
Increase/(Decrease)
(in thousands)
Cost of sales ........................       $(12,308)                 $(824)                $(12,308)
Engineering and development ..........         (1,339)                     -                   (1,339)
Selling and administrative ...........              -                   (219)                       -
Restructuring and asset impairments ..         13,647                  1,043                   13,647

 Preparation of Financial Statements

    The accompanying condensed consolidated interim financial statements are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accrual entries) necessary for a fair statement of the results for the interim periods have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.

 Other Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

                                                         For the Three Months Ended
                                                         --------------------------
                                                  September 29, 2002    September 30, 2001
                                                  ------------------    ------------------
Net loss .......................................      $  (166,833)         $ (103,404)
Foreign currency translation adjustments .......             (131)                  -
Unrealized gain on marketable securities,
  net of applicable tax of $1,629 and $434 .....            2,896                 845
Reclassification adjustment for loss on
  marketable securities included in net loss
  net of applicable tax of $442.................              942                   -
                                                      -----------          ----------
Comprehensive loss .............................      $  (163,126)         $ (102,559)
                                                      ===========          ==========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

C.  Accounting Policies - (Continued)

                                                     For the Nine Months Ended
                                                     -------------------------
                                                September 29, 2002   September 30, 2001
                                                ------------------   ------------------
Net loss .......................................  $ (294,702)           $ (89,626)
Foreign currency translation adjustments .......        (131)                   -
Unrealized (loss) gain on marketable
  securities, net of applicable tax of
  ($87) and $1,474 ............................         (161)               2,405
Reclassification adjustment for loss on
  marketable securities included in net loss
  net of applicable tax of $442.................         942                    -
                                                  ----------            ---------
Comprehensive loss .............................  $ (294,052)           $ (87,221)
                                                  ==========            =========

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

   In October 2001, FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne adopted SFAS 144 effective January 1, 2002. The initial adoption of SFAS 144 did not have an impact on Teradyne's financial position or results of operations.

   In May 2002, FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS 145 amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for financial statements for fiscal years beginning after May 15, 2002. Teradyne has determined that SFAS 145 will not have an impact on its financial position and results of operations.

   In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Teradyne does not expect the adoption of SFAS 146 to have a material impact on its financial position and results of operations.

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

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E.  Goodwill and Intangible Assets - (Continued)

Intangible assets

   Teradyne adopted SFAS 142 on January 1, 2002. In accordance with this statement, Teradyne reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangibles of $0.4 million to goodwill. Also, in accordance with this statement, Teradyne reassessed the useful lives of its amortized intangible assets and determined the lives were appropriate.

Amortized intangible assets consist of the following:

                                                                       September 29, 2002
                                                                         (in thousands)
                                                       Gross                               Net           Weighted
                                                     Carrying         Accumulated        Carrying         Average
                                                      Amount          Amortization       Amount         Useful Life
                                                      ------          ------------       --------       -----------
Completed technology ...........................     $35,600            $ 4,610          $30,990          7.2 years
Service and software maintenance contracts
  and customer relationships ...................       8,993              3,587            5,406          5.8 years
Tradenames and trademarks ......................       3,800                436            3,364          8.0 years
                                                     -------            -------          -------
Total intangible assets ........................     $48,393            $ 8,633          $39,760          7.0 years
                                                     =======            =======          =======

Aggregate amortization expense for the three and nine months ended September 30, 2001 was $0.4 million and $1.1 million, respectively. Aggregate amortization expense for the three and nine months ended September 29, 2002 was $1.9 million and $5.7 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

                  Year     Amount
                  ----     ------
                  2002     $7,406
                  2003      6,694
                  2004      6,175
                  2005      6,175
                  2006      6,175

Goodwill

   Teradyne has identified two reporting units with goodwill, Connection
Systems and Circuit Board Test and Inspection Systems, which are also reportable segments. The changes in the carrying amounts of goodwill during the nine months ended September 29, 2002 are as follows:

                                                             Circuit Board
                                                               Test and
                                            Connection        Inspection
                                              Systems           Systems         Total
                                              -------           -------         -----
(in thousands)
Balance at December 31, 2001 ..........      $ 48,649          $141,627        $190,276
Employee severance ....................             -             3,437           3,437
Reclassification of workforce .........           407                 -             407
                                             --------          --------        --------
Balance at March 31, 2002 .............      $ 49,056          $145,064        $194,120
Employee severance ....................             -               852             852
                                             --------          --------        --------
Balance at June 30, 2002 ..............      $ 49,056          $145,916        $194,972
Facility restructuring plan ...........             -             2,167           2,167
Goodwill impairment ...................             -           (78,486)        (78,486)
                                             --------          --------        --------
Balance at September 29, 2002 .........      $ 49,056          $ 69,597        $118,653
                                             ========          ========        ========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

E. Goodwill and Intangible Assets - (Continued)

   During the third quarter of 2002, Teradyne recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations.

   SFAS 142 requires Teradyne to complete a transitional goodwill impairment test six months from the date of adoption. Following the adoption of SFAS 142, Teradyne completed an initial impairment test, during the first quarter of 2002, based on the comparison of the fair value of the reporting units with their respective carrying values as of January 1, 2002. Teradyne concluded that there was no impairment in either the Circuit Board Test and Inspection Systems segment or the Connection Systems segment as of adoption. As of January 1, 2002, Teradyne ceased the amortization of goodwill. The following is the pro-forma effect on net loss and net loss per share had SFAS 142 been in effect for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

                                                Three Months                Nine Months
                                                   Ended                       Ended
                                              September 30, 2001          September 30, 2001
                                              ------------------          ------------------
Net loss ....................................     $(103,404)                  $(89,626)
Add back: Impact of goodwill amortization ...         1,097                      3,418
                                                  ---------                   --------
Adjusted net loss ...........................     $(102,307)                  $(86,208)
                                                  =========                   ========
Net loss per share - basic ..................        $(0.59)                    $(0.51)
Add back: Impact of goodwill amortization ...          0.01                       0.02
                                                  ---------                   --------
Adjusted net loss per share - basic .........        $(0.58)                    $(0.49)
                                                  =========                   ========
Net loss per share - diluted ................        $(0.59)                    $(0.51)
Add back: Impact of goodwill amortization ...          0.01                       0.02
                                                  ---------                   --------
Adjusted net loss per share - diluted .......        $(0.58)                    $(0.49)
                                                  =========                   ========

     SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2002, as a result of significant change in the business outlook, Teradyne retested the goodwill related to the Circuit Board Test and Inspection segment for impairment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value. As of September 29, 2002, Teradyne recognized a $78.5 million goodwill impairment charge. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

F. Acquisitions and Divestitures

      On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc.
of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. In connection with its restructuring plan for GenRad in the first and second quarters of 2002, Teradyne recorded involuntary employee termination costs of $3.4 million and $0.9 million, respectively. During the third quarter of 2002, Teradyne recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

F.  Acquisitions and Divestitures - (Continued)

       The table below summarizes activity relating to GenRad employee termination and facility closure costs (in thousands):

                                                             Severance        Facilities
                                                            and Benefits        Related           Total
                                                            ------------        -------           -----
Balance at December 31, 2001 ...........................      $1,006            $      -          $1,006
First quarter, 2002 employee termination costs .........       3,437                   -           3,437
Cash payments ..........................................      (2,288)                  -          (2,288)
                                                              ------            --------          ------
Balance at March 31, 2002 ..............................      $2,155            $      -          $2,155
Second quarter, 2002 employee termination costs ........         852                   -             852
Cash payments ..........................................        (660)                  -            (660)
                                                              ------            --------          ------
Balance at June 30, 2002 ...............................      $2,347            $      -          $2,347
Third quarter, 2002 leased facility costs ..............           -               2,167           2,167
Cash payments ..........................................        (297)               (227)           (524)
                                                              ------            --------          ------
Balance at September 29, 2002 ..........................      $2,050            $  1,940          $3,990
                                                              ======            ========          ======

     On August 9, 2002, Teradyne acquired certain assets of Precision Concepts Inc. ("PCI"), of Winston-Salem, North Carolina through a bankruptcy court sanctioned sale of assets. PCI was a sole source supplier of certain components to Connection Systems. The acquisition is part of the Connection Systems operating segment. The cost of the acquired manufacturing assets and inventory was $8.4 million in cash. There is no ongoing customer revenue stream that was acquired. The operations will be used to satisfy internal demand in the Connection Systems segment. Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired on August 9, 2002:

                  (in thousands)
                  Consideration:
                  Cash paid .....................    $8,392
                                                     ------
                  Total consideration ...........    $8,392
                                                     ======
                  Assets acquired:
                  Inventories ...................    $  838
                  Property, plant, & equipment ..     7,554
                                                     ------
                  Total assets acquired .........    $8,392
                                                     ======

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

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

G.  Net Loss per Common Share

    The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):


                                                             For the Three Months Ended                For the Nine Months Ended
                                                             --------------------------                -------------------------
                                                         September 29,        September 30,         September 29,      September 30,
                                                         -------------        -------------         -------------      -------------
                                                             2002                2001                   2002                2001
                                                             ----                ----                   ----                ----
Net loss ..............................................      $(166,833)         $(103,404)             $ (294,702)       $ (89,626)
                                                             =========          =========              ==========        =========

Shares used in net loss per common
  share - basic .......................................         183,063           175,689                 182,776          174,673
     Effect of dilutive securities:
         Employee and director stock options ..........               -                 -                       -                -
         Employee stock purchase rights ...............               -                 -                       -                -
                                                             ----------         ---------              ----------        ---------
     Dilutive potential common shares .................               -                 -                       -                -
                                                             ----------         ---------              ----------        ---------
Shares used in net loss per common share-diluted ......         183,063           175,689                 182,776          174,673
                                                             ==========         =========              ==========        =========
Net loss per common share - basic .....................      $    (0.91)        $   (0.59)             $    (1.61)       $   (0.51)
                                                             ==========         =========              ==========        =========
Net loss per common share - diluted ...................      $    (0.91)        $   (0.59)             $    (1.61)       $   (0.51)
                                                             ==========         =========              ==========        =========


All options and equivalent shares related to the convertible notes outstanding for the third quarter ended and for the first nine months ended September 29, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. All options for the third quarter ended and for the first nine months ended September 30, 2001 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of September 29, 2002, there were 34.2 million options outstanding. As of September 30, 2001, there were 29.1 million options outstanding. For each of the third quarter ended and the first nine months ended September 29, 2002, there were 15.4 million equivalent shares related to the convertible notes outstanding.

H.  Restructuring and Asset Impairments

      The following table summarizes the activity for the nine months ended September 29, 2002 with respect to Teradyne's restructuring and asset impairment charges (in thousands):


                                              Severance and      Facilities      Goodwill         Fixed Asset
                                                 Benefits         Related       Impairment        Impairment            Total
                                              ---------------    ----------     -----------       -----------         ----------
         Balance at December 31, 2001.....     $  13,523          $  1,676       $      -          $       -           $ 15,199

         Provision........................        17,483             7,621         78,486             41,378            144,968
         Cash payments....................       (13,663)             (555)             -                  -            (14,218)
         Asset write-downs................             -                 -        (78,486)           (41,378)          (119,864)
                                               ---------          --------       --------          ---------           --------
         Balance at September 29, 2002....     $  17,343          $  8,742       $      -          $       -           $ 26,085
                                               =========          ========       ========          =========           ========

     During the three and nine months ended September 29, 2002, Teradyne recognized a $78.5 million goodwill impairment charge. See Footnote E, Goodwill and Intangible Assets.

     During the three and nine months ended September 29, 2002, Teradyne management concluded, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that certain long-lived assets held for sale were impaired as the estimated fair value was less than the carrying value of these assets, and recorded charges of $40.6 million and $41.4 million, respectively. The charge for the Connection Systems segment for impaired assets held for sale was $27.2 million during the three and nine months ended September 29, 2002 relating to the shutdown of a printed circuit board facility in San Diego, California. The Semiconductor Test Systems segment recorded a charge of $9.7 million during the three and nine months ended September 29, 2002 related to the write down of manufacturing facilities that are held for sale in California, and $0.8

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

H.  Restructuring and Asset Impairments - (Continued)

million in the first quarter of 2002 related to the write down of foundry long-lived assets that are being held for disposal. In addition, asset impairment charges of $3.7 million related to two facilities, a Connections Systems facility and a Corporate facility, held for sale were recorded during the three and nine months ended September 29, 2002. Teradyne expects the sale of these impaired assets to occur within a year. The carrying value of Teradyne's assets held for sale is $44.6 million as of September 29, 2002. These assets are included in Property, Plant, and Equipment.

      Teradyne recorded a pre-tax charge in connection with a workforce reduction and early retirement program for the following periods:

                                             For the Three Months Ended                   For the Nine Months Ended
                                             --------------------------                   -------------------------
(in thousands)                       September 29, 2002    September 30, 2001       September 29, 2002    September 30, 2001
--------------                       ------------------    ------------------       ------------------    ------------------
Employee severance benefits.......         $12,222               $20,552                  $17,483                $29,612

      There were approximately 500 employees terminated across all functional groups in the third quarter of 2002, 22 employees terminated in the second quarter of 2002 in selling and administrative and approximately 220 employees terminated in the first quarter of 2002 across all functional groups. All remaining severance benefits payable to these employees will be paid by the end of 2003.

      There were 1,000 employees terminated in the third quarter of 2001, 600 employees terminated in the second quarter of 2001 and 650 employees terminated in the first quarter of 2001, in each case, across all functional groups. All remaining benefits payable to these employees will be paid by the end of the fourth quarter of 2002.

      The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

      During the three and nine months ended September 29, 2002, Teradyne recorded a pre-tax charge of $7.6 million relating to future lease commitments for vacated manufacturing and administrative space.

      During the three and nine months ended September 30, 2001, Teradyne recorded a pre-tax charge of $27.5 million for impaired long-lived assets, consisting of the following: $12.0 million for a facility in the Connection Systems segment that will not be completed, equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems segment of $7.9 million and certain impaired manufacturing assets in the Connection Systems segment of $7.6 million.

I.  Other Charges

      During the three and nine months ended September 29, 2002, a provision of $1.4 million was recorded for inventory, of which $1.0 million related to discontinued product lines in the Circuit Board Test and Inspection Systems segment and $0.4 million related to the shutdown of a printed circuit board facility in San Diego, California in the Connection Systems segment. These charges were recorded in cost of sales. During the three and nine months ended September 29, 2002, Teradyne also recorded a net pre-tax gain of $1.7 million in other income and expense, net, consisting of a gain of $7.1 million from the repayment of a loan to a divested entity, which had been previously valued at zero due to the uncertainty of its collection, offset to a lesser extent by an other than temporary impairment of a common stock investment of $3.1 million and a write down of a mortgage loan to an engineering services provider of $2.3 million.

      During the nine months ended September 30, 2001, Teradyne recorded a charge of $70.1 million consisting of the following: $32.2 million for an inventory writedown from the discontinuance of the Flash 750 product line and $37.9 million for excess inventory due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. These inventory provisions were recorded in cost of sales.

J.  Stock Based Compensation

      Teradyne's equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to Teradyne's operation and productivity. Approximately 71% of Teradyne's employees participate in its equity compensation program. Of the stock options Teradyne granted in 2001, 89% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.   Stock Based Compensation - (Continued)

     Teradyne has stock option plans and an employee stock purchase plan. Teradyne previously adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," and as permitted by this standard, will continue to apply Accounting Principles Board Opinion 25 and related interpretations in accounting for its plans. Teradyne is required annually to disclose the pro forma net income and net income per common share amounts as if compensation costs for Teradyne's stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans. Had compensation expense for Teradyne's stock-based compensation plans been accounted for at fair value according to SFAS 123, amounts reported in the Statement of Operations for the three and nine months ending September 29, 2002 and September 30, 2001 would have been (in millions, except per share amounts):

                                            For the Three Months Ended      For The Nine Months Ended
                                            September 29,  September 30,    September 29,  September 30,
                                                2002           2001             2002           2001
                                              --------       --------         --------       --------
Net loss .................................    $(189.7)       $(129.7)         $(348.6)       $(144.5)
Net loss per common share--basic .........    $ (1.04)       $ (0.74)         $ (1.91)       $ (0.83)
Net loss per common share--diluted .......    $ (1.04)       $ (0.74)         $ (1.91)       $ (0.83)

Stock Option Plans

     Under its stock option plans, all of which are fixed accounting plans, Teradyne granted options to directors, officers, and the majority of employees entitling them to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001 options granted to employees vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vests over two years and has a term of seven years.

     The weighted average grant date fair value for options granted during the three and nine month periods ending September 29, 2002 was $9.56 and $9.95, respectively, per option and for the three and nine month periods ending September 30, 2001, was $12.05 and $12.58, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                             For the Three Months Ended     For The Nine Months Ended
                             --------------------------     -------------------------
                             September 29,  September 30,   September 29,  September 30,
                                 2002           2001            2002           2001
                             -------------  -------------   -------------  -------------
Expected life (years) .....      4.3            4.3             4.3            4.3
Interest rate .............      3.3%           3.7%            3.4%           3.7%
Volatility ................     67.2%          67.0%           67.2%          67.0%
Dividend yield ............      0.0%           0.0%            0.0%           0.0%

Employee Stock Purchase Plan

         Under the Teradyne Employee Stock Purchase Plan, eligible employees may purchase shares of Teradyne common stock through regular payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne's common stock on the first business day in January (July for new hires) or the last business day of December. The weighted average fair value of employee stock purchase rights granted during the three and nine month periods ended September 29, 2002 was $3.87 and for the three and nine month periods ending September 30, 2001 was $8.13. The fair value of the employees' stock purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

                               For the Three and Nine Months Ended
                               -----------------------------------
                             September 29, 2002    September 30, 2001
                             ------------------    ------------------

Expected life (years) .....         1.0                   1.0
Interest rate .............         1.6%                  2.2%
Volatility ................        61.2%                 67.0%
Dividend yield ............         0.0%                  0.0%

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.   Stock Based Compensation - (Continued)

Employee and Executive Option Grants

Option grants as of the end of:

                                                                        Nine Months
                                                                           Ended,        Year Ended December 31,
                                                                       September 29,   ---------------------------
                                                                           2002            2001           2000
                                                                       ------------    ------------   ------------
Net grants during the period as a percentage of outstanding shares
at the end of such period............................................       3.01%           5.39%         3.90%
Grants to Named Executive Officers* during the period as a percentage
of total options granted during such period..........................      11.47%          11.04%         5.53%
Grants to Named Executive Officers* during the period as a percentage
of outstanding shares at the end of such period......................       0.44%           0.63%         0.25%
Cumulative options held by Named Executive Officers* as a percentage
of total options outstanding at the end of such period...............      10.09%           8.88%         8.44%

*The term "Named Executive Officers" as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers.

     During the first nine months of 2002, Teradyne granted options to purchase approximately 7.1 million shares of Teradyne's stock to its employees, which was a net grant of options for 5.5 million shares after deducting options for 1.6 million shares that were forfeited. The net options granted after forfeitures represented 3.1% of Teradyne's total outstanding shares of approximately 181.1 million as of December 31, 2001.

Summary of stock option activity as of:

                                                            Options Outstanding
                                                           ---------------------
                                                                        Weighted
                                              Shares                     Average
                                            Available      Number of    Exercise
                                           for Options       Shares       Price
(Shares in thousands)
                                           ------------    ---------    --------
December 31, 2000........................        4,612        22,745      $22.79
Grants...................................      (10,289)       10,289       23.33
Exercises................................            -        (2,766)      10.89
Cancellations............................          518          (518)      32.15
Additional shares reserved...............       35,000             -           -
                                           -----------     ---------
December 31, 2001........................       29,841        29,750       25.28
Grants...................................       (7,063)        7,063       18.18
Exercises................................            -        (1,050)      16.40
Cancellations............................        1,546        (1,546)      37.90
                                           -----------     ---------
September 29, 2002........................      24,324        34,217      $23.57
                                           ===========     =========

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J. Stock Based Compensation - (Continued)

Summary of in-the-money and out-of the-money option information at September 29, 2002:

                                      Exercisable                   Unexercisable                        Total
                           -------------------------------  -------------------------------  -----------------------------
September 29, 2002                       Weighted Average                 Weighted Average                Weighted Average
(Shares in thousands)        Shares       Exercise Price     Shares        Exercise Price     Shares       Exercise Price
                           -----------   ----------------   --------      ----------------   ---------    ----------------
In-the-Money                    3,336          $ 9.57             1          $ 9.16             3,337         $ 9.57
Out-of-the-Money (1)           14,186           25.88        16,694           24.40            30,880          25.08
                           -----------         ------       --------         ------          ---------        ------
Total Options Outstanding      17,522          $22.77        16,695          $24.40            34,217         $23.57
                           ===========         ======       ========         ======          =========        ======

(1) Out-of-the-money options are those options with an exercise price equal to or above $9.81, the closing price of Teradyne's common stock as of September 29, 2002.

Executive Options
-----------------

Options granted to Named Executive Officers, year-to-date, as of September 29, 2002:





                                                 Individual Grants
                              -------------------------------------------------------------
                                  Number of       Percent of Total
                                 Securities      Options Granted to   Exercise
                                 Underlying       Employees Year to  Price Per   Expiration
                              Options Granted         Date(1)          Share        Date        5%(2)        10%(2)
                              ---------------    ------------------   --------   ----------  ----------    ----------
George W. Chamillard               300,000               4.25%         $17.48     7/19/09    $2,134,826    $4,975,063
Edward Rogas, Jr.                  115,000               1.63           17.48     7/19/09       818,345     1,907,102
Michael A. Bradley                 115,000               1.63           17.48     7/19/09       818,345     1,907,102
John M. Casey                       80,000               1.13           17.48     7/19/09       569,281     1,326,677
Gregory R. Beecher                 100,000               1.42           17.48     7/19/09       711,603     1,658,348
Richard E. Schneider               100,000               1.42           17.48     7/19/09       711,603     1,658,348

(1) Based on a year-to-date total of 7,063,335 shares subject to options granted to employees under Teradyne's option plans.

(2) Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Teradyne's common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Teradyne's estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Teradyne's common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.


Year-to-date option exercises and aggregate remaining option holdings and option values of Named Executive Officers as of September 29, 2002:

                                                                    Number of Securities         Values of Unexercised In-the
                                                                   Underlying Unexercised       Money Options at September 29,
                                                                Options at September 29, 2002              2002(1)
                                                                -----------------------------   ------------------------------
                                    Shares Acquired
Name                                on Year-to-Date    Value
                                       Exercise       Realized  Exercisable   Unexercisable     Exercisable    Unexercisable
--------------------                ---------------   --------  -----------   -------------     -----------    -------------
George W. Chamillard                       0            $0        734,714        732,855          $34,592            $0
Edward Rogas, Jr.                          0             0        325,922        230,459           21,620             0
Michael A. Bradley                         0             0        302,922        228,459           19,458             0
John M. Casey                              0             0        198,715        159,356           11,675             0
Gregory R. Beecher                         0             0         59,391        196,570                0             0
Richard E. Schneider                       0             0        119,841        162,120            3,459             0

(1) Option values based on stock price of $9.81, the closing price of Teradyne's common stock as of September 29, 2002

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

J.  Stock Based Compensation - (Continued)

Stock Option Plans


(Shares in thousands)              (1)                   (2)                         (3)
-------------------------------------------------------------------------------------------------------
                           Number of securities                         Number of securities remaining
                            to be issued upon       Weighted-average    available for future issuance
                               exercise of         exercise price of    under stock option compensation
                           outstanding options,   outstanding options,   plans (excluding securities
Plan category              warrants, and rights   warrants, and rights     reflected in column (1))
-------------              --------------------   --------------------  -------------------------------
Stock option
plans approved by
shareholders..............         7,381                 $26.29                       3,131
Stock option
plans not approved by
shareholders..............        26,836                 $22.82                      21,193
                                  ------                 ------                      ------
Total.....................        34,217                 $23.57                      24,324
                                  ======                 ======                      ======

K.  Operating Segment Information

         Teradyne has four principal operating segments consisting of Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

         On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. The GenRad business has been made part of the Circuit Board Test and Inspection Systems operating segment, excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems operating segment. GenRad activity is reflected in Teradyne's results of operations since the acquisition date.

         Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies" in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and nine month periods ended September 29, 2002 and September 30, 2001 follows (in thousands):

                                         Semiconductor                   Circuit Board
                                             Test        Connection    Test & Inspection  Other Test   Corporate
                                            Systems       Systems           Systems        Systems        and
                                            Segment       Segment           Segment        Segment    Eliminations  Consolidated
                                         ------------    -----------   -----------------  ----------  ------------  ------------
Three months ended September 29, 2002:
--------------------------------------
Sales to unaffiliated customers           $  167,666      $  96,981        $   44,927     $ 21,158             -     $  330,732
Intersegment sales                                 -          4,281                 -            -    $   (4,281)             -
                                          ----------      ---------        ----------     --------    ----------     ----------
Net sales                                    167,666        101,262            44,927       21,158        (4,281)       330,732
Loss before taxes (1)                        (55,591)       (43,476)         (109,316)      (4,551)       (3,594)      (216,528)
Total assets                              $  619,964      $ 360,865        $  232,312     $ 55,844    $1,068,884     $2,337,869


                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

K.   Operating Segment Information - (Continued)

                                          Semiconductor                Circuit Board
                                              Test       Connection  Test & Inspection   Other Test    Corporate
                                            Systems        Systems        Systems          Systems        and
                                            Segment        Segment        Segment          Segment    Eliminations   Consolidated
                                            -------        -------        -------          -------    ------------   ------------
Three months ended September 30, 2001:
--------------------------------------
Sales to unaffiliated customers           $     108,643  $  110,473      $    23,921     $    6,318             -   $    249,355
Intersegment sales                                    -         685                -              -  $       (685)             -
                                          -------------  ----------      -----------     ----------  ------------   ------------
Net sales                                       108,643     111,158           23,921          6,318          (685)       249,355
Loss before taxes (1)                     $    (118,208) $  (31,076)     $    (9,580)    $   (3,708) $     (4,949)  $   (167,521)

                                          Semiconductor                Circuit Board
                                              Test       Connection  Test & Inspection   Other Test   Corporate
                                             Systems       Systems        Systems         Systems        and
                                             Segment       Segment        Segment         Segment    Eliminations   Consolidated
                                             -------       -------        -------         -------    ------------   ------------
Nine months ended September 29, 2002:
-------------------------------------
Sales to unaffiliated customers           $     399,816  $  295,322      $   124,129     $   69,371             -   $    888,638
Intersegment sales                                    -       6,966                -              -  $     (6,966)             -
                                          -------------  ----------      -----------     ----------  ------------   ------------
Net sales                                       399,816     302,288          124,129         69,371        (6,966)       888,638
Loss before taxes (1)                          (188,856)    (45,349)        (165,662)          (598)      (15,858)      (416,323)
Total assets                              $     619,964  $  360,865      $   232,312     $   55,844  $  1,068,884   $  2,337,869

Nine months ended September 30, 2001:
-------------------------------------
Sales to unaffiliated customers           $     634,467  $  466,356      $    91,196     $   28,348             -   $  1,220,367
Intersegment sales                                    -       3,758                -              -  $     (3,758)             -
                                          -------------  ----------      -----------     ----------  ------------   ------------
Net sales                                       634,467     470,114           91,196         28,348        (3,758)     1,220,367
Income (loss) before taxes (1)            $    (129,105) $   13,567      $   (17,777)    $   (3,917) $     (7,326)  $   (144,558)

(1) Income (loss) before taxes of the segments excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other expense which are included in Corporate and Eliminations.

L.  Commitments and Contingencies

         After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne filed a subsequent motion for partial summary judgment on August 9, 2002 with respect to the breach of contract claims. A hearing on the motion was held on October 28, 2002. On November 7, 2002, the court granted Teradyne's motion for partial summary judgment, dismissing all of the plaintiffs' breach of contract claims. A small portion of the original complaint now remains pending. Teradyne has answered and denied all liability. Management does not believe Teradyne's liability for the remaining claims in the complaint will have a material adverse effect on Teradyne's financial position or results of operations.

                                 TERADYNE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

L.   Commitments and Contingencies - (Continued)

         Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November, 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne will be moving to dismiss all claims asserted in the complaint. Teradyne is unable to predict the outcome of this case or reasonably estimate a range of possible loss given the current status of the litigation.


         By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc. and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the "Debtors"), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers. Teradyne is unable to predict the outcome of this case or reasonably estimate a range of possible loss given the current status of the litigation.

         In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. At this time, Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that the claim will not materially adversely affect Teradyne's financial position or results of operations.

          In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne believes it is a de minimus contributor to the site. Management does not believe Teradyne's liability for the clean-up of this site will have a material adverse effect on Teradyne's financial position or results of operations.

         In October, 1998, a former employee of GenRad, Inc. instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee's claims are without merit. The last arbitration hearing date was conducted on October 28, 2002, and a decision is expected by May, 2003. Teradyne is unable to predict the outcome of this case or to reasonably estimate the range of possible loss.

         In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on Teradyne's financial position or results of operations.

M. Subsequent Event

         On November 12, 2002, Teradyne announced a reduction in workforce of approximately 240 people. The estimated severance charge from this reduction in personnel totals approximately $3.9 million. Teradyne anticipates further restructuring activities, however is currently unable to determine the impact.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

            SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                                      For the Three Months Ended       For the Nine Months Ended
                                                    ------------------------------   -------------------------------
                                                    September 29,    September 30,   September 29,     September 30,
                                                    -------------    -------------   -------------     -------------
                                                         2002            2001            2002             2001
                                                         ----            ----            ----             ----
                                                  (In thousands, except percentages) (In thousands, except percentages)
Net sales ......................................    $     330,732    $     249,355   $     888,638      $ 1,220,367
                                                    =============    =============   =============      ===========
Net loss .......................................    $    (166,833)   $    (103,404)  $    (294,702)     $   (89,626)
                                                    =============    =============   =============      ===========
Percentage of net sales:
     Net sales .................................            100.0%           100.0%          100.0%           100.0%
     Expenses:
         Cost of sales .........................             77.5             98.9            80.1             74.8
         Engineering and development ...........             23.6             25.9            24.7             17.9
         Selling and administrative ............             22.5             24.0            25.3             16.3
         Restructuring and asset impairments ...             42.0             19.3            16.3              4.7
         Other and interest, net ...............             (0.1)            (0.9)            0.4             (1.9)
                                                    -------------    -------------   -------------      -----------
                                                            165.5            167.2           146.8            111.8

     Loss before taxes .........................            (65.5)           (67.2)          (46.8)           (11.8)
     Benefit from income taxes .................            (15.1)           (25.7)          (13.6)            (4.5)
                                                    -------------    -------------   -------------      -----------
     Net loss ..................................            (50.4)%          (41.5)%         (33.2)%           (7.3)%
                                                    =============    =============   =============      ===========
Benefit from income taxes as a percentage of
     income before taxes .......................            (23.0)%          (38.3)%         (29.2)%          (38.0)%
                                                    =============    =============   =============      ===========

Results of Operations

Business Overview

         Teradyne's business has been adversely impacted by slowing economies worldwide, as well as by the cyclical nature of the electronics and semiconductor industries, which experience recurring periods of decreased demand for various electronic products and services that are sold to end-users. This in turn negatively affects the demand for the capital equipment and embedded product content that is furnished by Teradyne to the manufacturers of these semiconductor and electronics products. The depth and duration of the current down cycle has been unprecedented in Teradyne's experience and at present, Teradyne can predict neither the duration of the current slump nor when or if the situation is likely to materially improve. While recently within the markets Teradyne sells to, inventory levels have declined and the utilization of already-installed capital equipment has increased, in general, Teradyne's customers continue to defer orders for Teradyne's products and services. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's deferred tax assets, inventory, and certain long-lived assets considered realizable could be significantly reduced.

         As noted above, the outlook remains unclear as the forecast for the technology segment of the economy remains weak. Teradyne has been downsizing in response to the adverse business climate while simultaneously making selective investments in internal process improvements, field resources and engineering programs. At the same time Teradyne has been consolidating its manufacturing infrastructure to reduce fixed costs. The growth Teradyne saw earlier in 2002 has stalled resulting in further actions to downsize the business to a lower sales break-even level. However, there can be no assurance that Teradyne will be successful in sizing the business to a break-even level that would require only modest revenue growth during 2003 due to, among other factors, the impact of adverse product mix changes and further pricing declines.

Bookings

         Teradyne's net orders for its four principal operating segments were as follows:

                                                                    (in millions)
                                                  Three Months Ended             Nine Months Ended
                                             September 29, September 30,    September 29,  September 30,
                                                2002          2001             2002           2001
                                                ----          ----             ----           ----
Semiconductor Test Systems .................   $ 123.4       $  50.1          $ 351.9         $ 233.2
Connections Systems ........................      46.4          46.0            116.8           377.7
Circuit Board Test and Inspection Systems ..      40.1          15.8            123.4            54.4
Other Test Systems .........................      21.6           1.6             78.0            15.4
                                               -------       -------          -------         -------
                                               $ 231.5       $ 113.5          $ 670.1         $ 680.7

         Teradyne's net orders by region as a percentage of total net orders were as follows:

                                                  Three Months Ended             Nine Months Ended
                                             September 29, September 30,    September 29,  September 30,
                                                2002          2001             2002           2001
                                                ----          ----             ----           ----
United States ..............................      45%           42%              44%             55%
Europe .....................................      17            31               16              24
Japan ......................................       8             5                8               3
Korea ......................................       3             1                2               1
South Asia .................................      19            19               22              11
Taiwan .....................................       6             3                6               3
Rest of World ..............................       2            (1)               2               3
                                                 ---           ---              ---             ---
                                                 100%          100%             100%            100%



         The increase in incoming net orders during the third quarter of 2002 relative to the third quarter of 2001 was led by a 146% increase in Semiconductor Test System orders. This increase was a result of growth in demand for system-on-a-chip testers. The increase in Circuit Board Test and Inspection Systems and Other Test Systems net orders compared to the third quarter of 2001 was due to GenRad related orders which Teradyne acquired in October of 2001. Teradyne experienced cancellations of $15.7 million and $98.3 million in the third quarter of 2002 and 2001, respectively. Of the third quarter 2002 cancellations, $14.8 million was in the Connection Systems segment, primarily from large telecommunications customers, compared to $82.2 million of cancellations in Connection Systems in the third quarter of 2001. Semiconductor Test Systems had cancellations of $16.1 million in the third quarter of 2001.

         The increase in Circuit Board Test and Inspection Systems and Other Test Systems net orders compared to the first nine months of 2001 was due to GenRad related orders which Teradyne acquired in October of 2001. Teradyne experienced cancellations of $87.3 million and $200.9 million in the first nine months of 2002 and 2001, respectively. Of the $87.3 million in cancellations during the first nine months of 2002, $80.8 million was in Connection Systems primarily driven by cancellations from large telecommunications customers. Of the $200.9 million in cancellations during the first nine months of 2001, $137.2 million was in Connection Systems and $61.6 million was in Semiconductor Test Systems.

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

Revenue

         Teradyne's sales for its four principal operating segments were as follows:

                                                                      (in millions)
                                                  Three Months Ended                Nine Months Ended
                                            September 29,     September 30,    September 29,   September 30,
                                               2002              2001             2002            2001
                                               ----              ----             ----            ----
Semiconductor Test Systems ................. $ 167.7           $ 108.7           $ 399.8       $  634.5
Connections Systems ........................    97.0             110.5             295.3          466.4
Circuit Board Test and Inspection Systems ..    44.9              23.9             124.1           91.2
Other Test Systems .........................    21.1               6.3              69.4           28.3
                                             -------           -------           -------       --------
                                             $ 330.7           $ 249.4           $ 888.6       $1,220.4

         Teradyne's sales by region as a percentage of total sales were as follows:

                                                  Three Months Ended                Nine Months Ended
                                           September 29,     September 30,     September 29,   September 30,
                                              2002              2001              2002            2001
                                              ----              ----              ----            ----
United States .............................    42%               62%               46%             49%
Europe ....................................    18                15                18              18
Japan .....................................     7                 4                 5               4
Korea .....................................     3                 0                 2               1
South Asia ................................    17                13                18              12
Taiwan ....................................    11                 3                 9              12
Rest of World .............................     2                 3                 2               4
                                              ---               ---               ---             ---
                                              100%              100%              100%            100%


         Semiconductor Test Systems sales increased by 54% from the third quarter of 2001, due to higher unit volume of shipments in system-on-a-chip testers primarily to customers in Taiwan. Connection Systems sales to unaffiliated customers decreased 12% from the third quarter of 2001 due to reductions in capital spending by end users in the telecommunications and corporate data processing industries, and the corresponding reduced demand for products supplied by Connection Systems customers. Circuit Board Test and Inspection Systems and Other Test Systems sales increased from the third quarter of 2001 due to GenRad related sales which Teradyne acquired in October of 2001.

         Semiconductor Test Systems sales and Connection Systems sales to unaffiliated customers each decreased 37% from the first nine months of 2001. The decline in Semiconductor Test Systems was across all product types with the largest decline in the high performance logic testers. By geography, Semiconductor Test Systems revenue was down by over 25% in the United States, Europe, and Taiwan. This reduction was partially offset by increases in sales to Korea and Southeast Asia of 28% and 10%, respectively, over the first nine months of 2001. The decrease in Connection Systems revenue on a year to date basis is largely due to declines in end user demand for telecommunications and corporate data processing infrastructures. Circuit Board Test and Inspection Systems and Other Test Systems sales increased from the first nine months of 2001 due to GenRad related sales which Teradyne acquired in October of 2001. Included in the first nine months of 2001 sales of $1,220.4 million was the recognition of $98.7 million in sales which resulted in $48.8 million of income (net of tax of $20.9 million) related to shipments in 2000 where title was retained until payment was received. Teradyne no longer retains title until receipt of payment.

Cost of Sales and Expenses


Percentage of net sales                                     Three Months Ended                       Nine Months Ended
                                            --------------------------------------------------  ----------------------------
                                            September 29,   June 30,  March 31,  September 30,  September 29,  September 30,
                                               2002          2002       2002        2001           2002           2001
                                               ----          ----       ----        ----           ----           ----
  Cost of sales ...........................     77%           77%        87%         99%            80%            75%
  Engineering  and development ............     24            23         28          26             25             18
  Selling and administrative ..............     23            24         30          24             25             16
  Restructuring and asset impairments .....     42             0          2          19             16              5

                                       22

Gross Margin

         Certain costs in the third quarter of 2001 and first nine months of 2002 and 2001 have been reclassified from cost of sales, engineering and development, and selling and administrative into restructuring and asset impairments. Teradyne is reclassifying these costs in an attempt to better summarize restructuring and asset impairments through a one line presentation. These reclassified costs in 2001 consist primarily of impaired equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in the Semiconductor Test Systems segment of $6.0 million and to certain impaired manufacturing assets in the Connections Systems segment of $7.6 million. Reclassifications for 2002 include certain impaired manufacturing assets in the Semiconductor Test Systems segment of $0.8 million and selling and administrative workforce reduction costs of $0.2 million. The impact of the reclassifications is detailed below:

                                               Three Months Ended         Nine Months Ended      Nine Months Ended
                                               September 30, 2001         September 29, 2002     September 30, 2001
                                               ------------------         ------------------     ------------------
Increase/(Decrease)
(in thousands)
Cost of sales ..............................        $(12,308)                 $ (824)                  $(12,308)
Engineering and development ................          (1,339)                      -                     (1,339)
Selling and administrative .................               -                    (219)                         -
Restructuring and asset impairments ........          13,647                   1,043                     13,647

         Gross margin increased to 23% of sales in the third quarter of 2002 from 1% of sales in the third quarter of 2001. The percentage increase in the third quarter of 2002 was primarily attributable to an inventory writedown in the third quarter of 2001 of $32.2 million for the discontinuance of the Semiconductor Test Systems segment's Flash 750 product line. The increase in the percentage of gross margin during the third quarter of 2002 was also impacted to a lesser extent by increased utilization of Teradyne's manufacturing overhead, relative to the same period of 2001, as sales volume increased while certain components of cost of sales remained fixed, particularly in the Semiconductor Test Systems segment.

         Gross margin decreased to 20% of sales in the first nine months of 2002 from 25% of sales in the first nine months of 2001. The percentage decrease in the first nine months of 2002 was primarily attributable to decreased utilization of Teradyne's manufacturing overhead, relative to the same period of 2001, as sales volume decreased while certain components of cost of sales remained fixed, particularly in the Semiconductor Test Systems and Connections Systems segments. The decrease in gross margin was partially offset by lower inventory provisions of $14.9 million during the first nine months of 2002 compared to an inventory provision of $92.9 million during the first nine months of 2001. The decrease in the percentage of gross margin was also impacted to a lesser extent by increased competitive price pressure on Connection Systems products and changes to the mix of Teradyne's business as Circuit Board Test and Inspection System sales, which has lower gross margins, becomes a larger percentage of Teradyne's business.

         Inventory provision for excess and obsolete inventory was $14.9 million in the first nine months of 2002 compared to $92.9 million in the first nine months of 2001. Included in the inventory provision for the nine months ended September 29, 2002, was a provision of $1.4 million, of which $1.0 million related to discontinued product lines in the Circuit Board Test and Inspection segment and $0.4 million related to the shutdown of a printed circuit board facility in San Diego, California in the Connection Systems segment. Included in the inventory provision for the nine months ended September 30, 2001 was a charge of $70.1 million consisting of the following: $32.2 million for an inventory writedown from the discontinuance of the Flash 750 product line and $37.9 million for excess inventory due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders.

         Teradyne in each of its businesses is operating in very competitive and often hostile markets. The pricing pressure has been intense particularly in the Connections Systems segment both at the component level, particularly for printed circuit boards due to significant excess capacity and the emergence of competitors in South Asia and China, and also at the assembly business, particularly in electrical mechanical integration. In addition, as Connections Systems expands into systems integration and test, its margins will likely decline as more third party equipment is purchased. More recently, Connections Systems business mix has been unfavorably impacted by a reduction in higher margin components business and an increase in lower margin electrical mechanical integration business. In Semiconductor Test Systems, the Catalyst Tiger is expected to become an increasing portion of shipments over the next several quarters. As is common with new large complex testers, Catalyst Tiger's margin will initially be lower as cumulative pricing arrangements and cost reductions are not yet impacting the product costs in a meaningful manner. Teradyne expects that the intense pricing environment will continue in each of its businesses. Teradyne is responding in part through material cost reduction programs with vendors, increased use of outsourcing, reducing its manufacturing locations, and shifting some of its manufacturing to lower cost regions.

Engineering and Development

         Engineering and development expenses, as a percentage of sales, decreased to 24% in the third quarter of 2002 compared to 26% in the third quarter of 2001 with spending increasing by $13.3 million. This spending increase was across all operating segments and was due to the discontinuance of salary cuts and the granting of the prior year's previously frozen salary increases which occurred during the third quarter of 2002. The increase in spending was also due to a lesser extent to additional expenses resulting from Teradyne's purchase of GenRad in the fourth quarter of 2001. Engineering and development expenses, as a percentage of sales, increased to 25% in the first nine months of 2002 compared to 18% in the first nine months of 2001 with spending increasing by $0.4 million.

Selling and Administrative

         Selling and administrative expenses decreased to 23% of sales in the third quarter of 2002 from 24% of sales in the third quarter of 2001 with spending increasing by $14.4 million. Selling and administrative expenses increased to 25% of sales in the first nine months of 2002 from 16% of sales in the first nine months of 2001 with spending increasing by $25.6 million. The increase in spending in the third quarter and first nine months of 2002 was due to additional expenses resulting from Teradyne's purchase of GenRad in the fourth quarter of 2001 and due to the discontinuance of salary cuts and the granting of the prior year's previously frozen salary increases which occurred during the third quarter of 2002. The additional selling and administrative expense was partially offset by workforce reductions.

Restructuring and Asset Impairments

     The following table summarizes the activity for the nine months ended September 29, 2002 with respect to Teradyne's restructuring and asset impairment charges (in thousands):

                                          Severance and    Facilities     Goodwill     Fixed Asset
                                             Benefits        Related     Impairment    Impairment       Total
                                          -------------    ----------    ----------    -----------    ---------
     Balance at December 31, 2001......    $     13,523    $    1,676    $        -    $         -    $  15,199

     Provision.........................          17,483         7,621        78,486         41,378      144,968
     Cash payments.....................         (13,663)         (555)            -              -      (14,218)
     Asset write-downs.................               -             -       (78,486)       (41,378)    (119,864)
                                          -------------    ----------    ----------    -----------    ---------
     Balance at September 29, 2002.....   $     17,343    $    8,742    $        -    $         -    $  26,085
                                          =============    ==========    ==========    ===========    =========

     SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2002, as a result of significant change in the business outlook, Teradyne retested the goodwill related to the Circuit Board Test and Inspection segment for impairment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value. As of September 29, 2002, Teradyne recognized a $78.5 million goodwill impairment charge. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

     During the three and nine months ended September 29, 2002, Teradyne management concluded, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that certain long-lived assets held for sale were impaired as the estimated fair value was less than the carrying value of these assets, and recorded charges of $40.6 million and $41.4 million, respectively. The charge for the Connection Systems segment for impaired assets held for sale was $27.2 million during the three and nine months ended September 29, 2002 relating to the shutdown of a printed circuit board facility in San Diego, California. The Semiconductor Test Systems segment recorded a charge of $9.7 million during the three and nine months ended September 29, 2002 related to the write down of manufacturing facilities that are held for sale in California, and $0.8 million in the first quarter of 2002 related to the write down of foundry long-lived assets that are being held for disposal. In addition, asset impairment charges of $3.7 million related to two facilities, a Connections Systems facility and a Corporate facility held for sale were recorded during the three and nine months ended September 29, 2002. Teradyne expects the sale of these impaired assets to occur within a year. The carrying value of the Teradyne's assets held for sale is $44.6 million as of September 29, 2002. These assets are included in Property, Plant and Equipment.

     Teradyne recorded a pre-tax charge in connection with a workforce reduction and early retirement program for the following periods:

                                             For the Three Months Ended                   For the Nine Months Ended
                                             --------------------------                   -------------------------
(in thousands)                       September 29, 2002    September 30, 2001       September 29, 2002    September 30, 2001
--------------                       ------------------    ------------------       ------------------    ------------------
Employee severance benefits.......         $12,222               $20,552                  $17,483                $29,612

     There were approximately 500 employees terminated across all functional groups in the third quarter of 2002, 22 employees terminated in the second quarter of 2002 in selling and administrative and approximately 220 employees terminated in the first quarter of 2002 across all functional groups. All remaining severance benefits payable to these employees will be paid by the end of 2003.

     There were 1,000 employees terminated in the third quarter of 2001, 600 employees terminated in the second quarter of 2001 and 650 employees terminated in the first quarter of 2001, in each case, across all functional groups. All remaining benefits payable to these employees will be paid by the end of the fourth quarter of 2002.

     The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities.

     During the three and nine months ended September 29, 2002, Teradyne recorded a pre-tax charge of $7.6 million relating to future lease commitments for vacated manufacturing and administrative space.

     During the three and nine months ended September 30, 2001, Teradyne recorded a pre-tax charge of $27.5 million for impaired long-lived assets, consisting of the following: $12.0 million for a facility in the Connection Systems segment that will not be completed, equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems segment of $7.9 million and certain impaired manufacturing assets in the Connection Systems segment of $7.6 million.

     On November 12, 2002, Teradyne announced a reduction in workforce of approximately 240 people. The estimated severance charge from this reduction in personnel total approximately $3.9 million. Teradyne anticipates further restructuring activities, however is currently unable to determine the impact.

     On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. In connection with its restructuring plan for GenRad in the first and second quarters of 2002, Teradyne recorded involuntary employee termination costs of $3.4 million and $0.9 million, respectively. During the third quarter of 2002, Teradyne recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations.

     The table below summarizes activity relating to GenRad employee termination and facility closure costs (in thousands):

                                                        Severance     Facilities
                                                       and Benefits    Related       Total
                                                       ------------   ----------    -------
Balance at December 31, 2001 ........................    $ 1,006        $    -      $ 1,006
First quarter, 2002 employee termination costs ......      3,437             -        3,437
Cash payments .......................................     (2,288)            -       (2,288)
                                                         -------        ------      -------
Balance at March 31, 2002 ...........................    $ 2,155        $    -      $ 2,155
Second quarter, 2002 employee termination costs .....        852             -          852
Cash payments .......................................       (660)            -         (660)
                                                         -------        ------      -------
Balance at June 30, 2002 ............................    $ 2,347        $    -      $ 2,347
Third quarter, 2002 leased facility costs ...........          -         2,167        2,167
Cash payments .......................................       (297)         (227)        (524)
                                                         -------        -------     -------
Balance at September 29, 2002 .......................    $ 2,050        $1,940      $ 3,990
                                                         =======        ======      =======

Interest Income and Expense

     Interest income decreased by $0.2 million to $4.4 million in the third quarter of 2002 compared to the third quarter of 2001 and decreased by $2.8 million to $13.1 million in the first nine months of 2002 compared to the first nine months of 2001. The decreases in interest income were attributable to lower interest rates. Interest expense increased by $5.2 million to $5.4 million in the third quarter of 2002 compared to the third quarter of 2001 and increased by $15.3 million to $16.2 million in the first nine months of 2002 compared to the first nine months of 2001. The increase in interest expense was primarily attributable to interest expense related to convertible notes which Teradyne issued in the fourth quarter of 2001.

Other Income and Expense

     Teradyne recorded a gain in the third quarter of 2002 of $7.1 million from the repayment of a loan to a divested entity. The loan had previously been valued at zero due to the uncertainty of its collection. This gain was offset to a lesser extent by losses in the third quarter of 2002 of $3.1 million for an other than temporary impairment of a common stock investment and $2.3 million for the writedown of a mortgage loan to an engineering service provider. Also included in other expense is a loss of $0.5 million during the third quarter of 2002 and a loss of $2.2 million during the first nine months of 2002 for the fair value of warrants held in LogicVision, a publicly traded company. Included in other expense in the third quarter and first nine months of 2001 is Teradyne's proportionate share of a loss related to an equity method investment of $1.9 million and $6.2 million, respectively. The carrying value of this equity investment was zero at December 31, 2001. Included in other income in the first nine months of 2001 is a gain of $14.8 million from the sale of Connection Systems aerospace and defense business.

Income Taxes

         Teradyne's overall effective tax rate benefit was 23% in the third quarter of 2002 and 29% for the first nine months of 2002. The effective tax rate for the third quarter and for the nine months of 2002 was significantly less than the United States statutory rate due to a $78.5 million goodwill impairment charge, which was not tax deductible. The effective tax rate for the three and nine months of 2002 excluding this impairment would have been 36%. The effective tax rate benefit for the year ended December 31, 2001 was 38%. The change in the tax rate is a result of lower favorable tax attributes from Teradyne's foreign sales corporation and state income taxes.

         On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. Realization of Teradyne's net deferred tax assets is dependent on its ability to generate approximately $802 million of future taxable income. Teradyne believes that it is more likely than not that its net deferred tax assets will be realized based on forecasted income. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. Teradyne has incurred significant losses from operations over several quarters. If Teradyne's operating results do not improve significantly in the near term and if the outlook remains unclear Teradyne will be required to establish a valuation allowance against all of its net deferred tax assets based upon applicable accounting criteria. To the extent Teradyne establishes a valuation allowance, an expense will be recorded within the provision for income taxes line in the Statement of Operations.

         In response to an adverse World Trade Organization (WTO) finding that the U.S. Foreign Sales Credit (FSC) tax provisions were a prohibited export subsidy, the United States repealed FSC and enacted replacement legislation (Extraterritorial Income Exclusion Act of 2000 (ETI)). The WTO has found that both the FSC and ETI are prohibited export subsidies. The United States has indicated that it will bring its tax laws in compliance with the WTO ruling. The U.S. government and industry groups are evaluating options. It is not possible to predict what impact this issue will have on future earnings pending final resolution. During the years ended December 31, 2001, 2000, and 1999, the FSC benefited Teradyne's effective tax rate as follows:

                                    2001    2000     1999
                                    ----    ----     ----
Export sales corporation           (0.7%)  (4.8%)   (4.7%)

Liquidity and Capital Resources

         Teradyne's cash, cash equivalents and marketable securities balance decreased $42.9 million in the first nine months of 2002, to $543.4 million. Teradyne used cash from operating activities of $19.6 million and $8.9 million in the first nine months of 2002 and the first nine months of 2001, respectively. Cash used from net loss, excluding the effects of non-cash items, was $180.4 million in the first nine months of 2002 and cash generated from net loss, excluding the effects of non-cash items, was $52.0 million for the first nine months of 2001. Changes in operating assets and liabilities net of businesses acquired generated cash of $160.9 million in the first nine months of 2002 primarily due to the receipt of a tax refund of $85.2 million in March 2002 and decreased inventory balances. In the first nine months of 2001, changes in operating assets and liabilities net of businesses sold used cash of $60.9 million primarily due to accounts payable and accruals balances which decreased as purchases slowed.

         Teradyne used $49.0 million of cash for investing activities in the first nine months of 2002 and $173.6 million in the first nine months of 2001. Investing activities consist of purchases and maturities of marketable securities, cash payment for an acquisition of PCI assets, proceeds from the sale of a business, and purchases of capital assets to support long-term growth. Capital expenditures were $59.1 million in the first nine months of 2002 and $218.2 million in the first nine months of 2001. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

         Financing activities provided $40.3 million and $52.8 million of cash during the first nine months of 2002 and 2001, respectively. Financing activities include issuance of Teradyne's common stock through employee stock option and stock purchase plans and repayments of debt. During the first nine months of 2002 and 2001, common stock activity provided cash of $40.6 million and $53.3 million, respectively.

         Teradyne believes its cash, cash equivalents, and marketable securities balance of $543.4 million will be sufficient to meet working capital and expenditure needs for at least the next twenty-four months. Depending on market conditions and funding requirements, Teradyne may seek additional external financing. Inflation has not had a significant long-term impact on earnings.

Certain Factors That May Affect Future Results

         From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for Teradyne's products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause Teradyne's actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission, including in Teradyne's Annual Report on Form 10-K for the year ended December 31, 2001.

Teradyne's Business Is Impacted by the Slowdown in Economies Worldwide.

         Teradyne's business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies and concerns regarding corporate governance have caused companies to reduce capital investments and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when Teradyne will return to profitability. The effects of the economic decline are being felt across all of Teradyne's business segments and continue to result in significantly reduced customer orders.

Teradyne's Business is Dependent on the Current and Anticipated Market for Electronics.

         Teradyne's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the continued downturn in new orders will turn around in the future or that any increase in sales or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne's business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne's Business.

         Teradyne has taken and expects to continue to take measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, frozen hiring, closed facilities, reduced the pay of certain employees, implemented furloughs, discontinued its Flash 750 product line, recorded asset impairment charges, implemented material cost reduction programs, reduced its planned capital expenditures and expense budgets, and raised cash through a $400 million convertible debt offering and $45 million mortgage of real estate in California. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne's business by reducing its pool of technical talent, decreasing or slowing improvements in its products, increasing Teradyne's debt, and making it more difficult for Teradyne to respond to customers or competitors.

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

         For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed and is now pending in Federal District Court, San Diego, California, by the former owners of those companies on or about September 5, 2001 naming as defendants Teradyne and two of its executive officers. This case is further described in "Item 1: Legal Proceedings" on this Form 10-Q.

         Additionally, in 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc., under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. This case is further described in "Item 1: Legal Proceedings" on this Form 10-Q.

         In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne's expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

         When the market price of a stock has been volatile, holders of that stock sometimes institute securities class action litigation against the company that issued the stock. In October and November, 2001, three purported class action complaints were filed in Federal District Court, Boston, Massachusetts, naming Teradyne and two of its executive officers as defendants. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne strongly believes that the purported class action complaint lacks merit and is defending against the claims vigorously. Teradyne will be moving to dismiss all claims asserted in the complaint. However, Teradyne could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of Teradyne's management. Teradyne cannot predict the outcome of the lawsuits at this time, and can give no assurance that it will not materially adversely affect Teradyne's financial position or results of operations.

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

     Additionally there are risks outside Teradyne's control relating to the market acceptance of Teradyne's customers products and to the innovation and invention in the design process for silicon devices, such as:

         - market acceptance of digital subscriber lines (DSL) as a leading access link to the internet; and
         - commercialization of design for test strategies or adoption of various distributed test approaches.

Intense Competition in Teradyne's Industry May Affect Its Revenues.

         Teradyne faces significant competition throughout the world in each of its operating segments. Some of Teradyne's competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne's competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of Teradyne's products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne's business, financial condition and results of operations.

Teradyne Is Subject to Risks of Operating Internationally.

         Teradyne derives a significant portion of its total revenue from customers outside the United States. Teradyne's international sales are subject to significant risks and difficulties, including:

         - unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
         -  compliance with customs regulations;
         -  changes in tariffs and exchange rates;
         - political and economic instability, acts of terrorism and international conflicts;
         -  difficulties in accounts receivable collection;
         -  difficulties in staffing and managing international operations; and
         - potentially adverse tax consequences, such as the World Trade Organization's dispute against the U.S. Foreign Sales Credit.

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

If Teradyne's Suppliers do not Meet Teradyne's Product or Delivery Requirements, Teradyne Could Have Reduced Revenues and Earnings.

         The availability of certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet Teradyne's quality or delivery requirements. If any of Teradyne's suppliers were to cancel contracts or commitments with Teradyne or fail to meet the quality or delivery requirements needed to satisfy customer orders for Teradyne's products, Teradyne could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on Teradyne's business, results of operations and financial condition. In addition, Teradyne relies upon third-party contract manufacturers for certain subsystems used in its products, and Teradyne's ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom Teradyne does not exercise any control.

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

         Teradyne is subject to environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

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

Teradyne May Not Be Able to Satisfy Certain Obligations in the Event of a Change in Control.

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

Teradyne May Not Be Able to Pay Its Debt and Other Obligations.

         If Teradyne's cash flow is inadequate to meet its obligations, Teradyne could face substantial liquidity problems. If Teradyne sustains continued losses or is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes, the Mortgage, or certain of its other obligations, Teradyne would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness Teradyne may incur. Any such default could have a material adverse effect on Teradyne's business, prospects, financial position and operating results. In addition, Teradyne cannot assure that it would be able to repay amounts due in respect of the Notes or the Mortgage if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, Teradyne cannot assure that it will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes or the Mortgage at their respective maturities.

Teradyne May Need Additional Financing, Which Could Be Difficult to Obtain.

         Teradyne expects that its existing cash and marketable securities, cash generated from operations, the proceeds of the Notes offering in October 2001 and the proceeds from the Mortgage financing in December 2001, will be sufficient to meet Teradyne's cash requirements to fund operations and expected capital expenditures for the next twenty-four months. However, Teradyne has a finite amount of cash and in the event Teradyne may need to raise additional funds, due to on-going losses or other reasons, Teradyne cannot be certain that it will be able to obtain such additional financing on favorable terms, if at all, particularly in light of Teradyne's continued quarterly losses. Further, if Teradyne issues additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how Teradyne operates its business. If Teradyne cannot raise funds on acceptable terms, if and when needed, Teradyne may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures, which could seriously harm Teradyne's business.

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

         In particular, due to Teradyne's introduction of a number of new, complex test systems in 2001 and 2002, there can be no assurance that Teradyne will not experience delays in shipment of its products or that its products will achieve customer acceptance.

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

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this quarterly report, Teradyne's management with the Chief Executive Officer and Chief Financial Officer as participants and supervisors have concluded that Teradyne's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), are effective to ensure that information required to be disclosed by Teradyne in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in Teradyne's internal controls or, to Teradyne's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 1: Legal Proceedings

         After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne filed a subsequent motion for partial summary judgment on August 9, 2002 with respect to the breach of contract claims. A hearing on the motion was held on October 28, 2002. On November 7, 2002, the court granted Teradyne's motion for partial summary judgment, dismissing all of the plaintiffs' breach of contract claims. A small portion of the original complaint now remains pending. Teradyne has answered and denied all liability. Management does not believe Teradyne's liability for the remaining claims in the complaint will have a material adverse effect on Teradyne's financial position or results of operations.

         Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November, 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated
Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne will be moving to dismiss all claims asserted in the complaint. Teradyne is unable to predict the outcome of the case or reasonably estimate a range of possible loss given the current status of the litigation.


         By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the "Debtors"), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers. Teradyne is unable to predict the outcome of this case or reasonably estimate a range of possible loss given the current status of the litigation.

         In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. At this time, Teradyne cannot predict what its liability, if any, may be for the clean-up of this site and can give no assurance that the claim will not materially adversely affect Teradyne's financial position or results of operations.

          In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne believes it is a de minimus contributor to the site. Management does not believe Teradyne's liability for the clean-up of this site will have a material adverse effect on Teradyne's financial position or results of operations.

           In October, 1998, a former employee of GenRad, Inc. instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee's claims are without merit. The last arbitration hearing date was conducted on October 28, 2002, and a decision is expected by May, 2003. Teradyne is unable to predict the outcome of this case or to reasonably estimate the range of possible loss.

           In addition, Teradyne is subject to legal proceedings and claims that arise in the ordinary course of business. Management does not believe these actions will have a material adverse effect on Teradyne's financial position or results of operations.

Item 6: Exhibits and Reports on Form 8-K

(a): Exhibits

Exhibit Number      Description
--------------      -----------
   99.1             Certification pursuant to 18 U.S.C. 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2             Certification pursuant to 18 U.S.C. 1350, as adopted
                    pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b): Reports on Form 8-K

         A Current Report on Form 8-K dated August 8, 2002, was filed with the Securities and Exchange Commission on August 9, 2002 relating to the statements under oath of Teradyne's Principal Executive Officer and its Principal Financial Officer regarding facts and circumstances relating to the accuracy of the Company's filings under the Securities Exchange Act of 1934, as amended. George
W. Chamillard, Chairman, Chief Executive Officer and President of the Company, and Gregory R. Beecher, Vice President and Chief Financial Officer of the Company, signed these statements on August 8, 2002. The statements were submitted to the Securities and Exchange Commission (the "Commission") on August 9, 2002, pursuant to the Commission's "Order Requiring the Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934" (File No. 4-460, June 27, 2002).

                                   SIGNATURES

                                   Pursuant to the requirements of the
                                   Securities Exchange Act of 1934, the
                                   registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TERADYNE, INC.
                                   -----------------------------------
                                              Registrant

                                    /s/  GREGORY R. BEECHER
                                   ------------------------------------
                                         Gregory R. Beecher
                                         Vice President and
                                        Chief Financial Officer
                                     (Principal Financial Officer)

                                         November 13, 2002

                                 CERTIFICATIONS

     I, George W. Chamillard, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Teradyne, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
     -----------------------------

By: /s/ George W. Chamillard
    ------------------------------
    George W. Chamillard
    Chief Executive Officer

     I, Gregory R. Beecher, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Teradyne, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
     -----------------------------

By: /s/ Gregory R. Beecher
    ------------------------------
   Gregory R. Beecher
   Chief Financial Officer