Form 10-K
period 2002-12-31
TERADYNE INC
filed 2003-03-28
CIK 97210

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
                Title of each class         which registered
                -------------------     ------------------------
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

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b-2).
Yes [X]  No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 28, 2002 was $4.3 billion based upon the composite closing price of the registrant's Common Stock on the New York Stock Exchange on that date.

   The number of shares outstanding of the registrant's only class of Common Stock as of February 21, 2003 was 184,891,145 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement in connection with its 2003 annual meeting of shareholders are incorporated by reference into Part III.

================================================================================

                                TERADYNE, INC.

                                   FORM 10-K

                                    PART I

Item 1:  Business

   Teradyne, Inc. is the world's largest supplier of automatic test equipment, a leading provider of high performance interconnection systems and an emerging provider of electronic manufacturing services.

   Teradyne's automatic test equipment products include systems that:

   .   test semiconductors ("Semiconductor Test Systems");
   . test and inspect circuit-boards ("Circuit Board Test and Inspection Systems");
   . diagnose and test automotive electronics systems ("Diagnostic Solutions"); and
   .   test high speed voice and data communication ("Broadband Test Systems").

   Teradyne's interconnection systems products and services ("Connection Systems") include:

   . high bandwidth backplane assemblies and associated connectors used in electronic systems; and
   . electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

   Broadband Test Systems and Diagnostic Solutions have been combined into "Other Test Systems" for purposes of reporting Teradyne's operating segments. For financial information concerning Teradyne's operating segments, see "Note
T: Operating Segment and Geographic Information" in Notes to Consolidated Financial Statements.

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

Products

Semiconductor Test Solutions

   Teradyne produces Semiconductor Test Systems which are used in the manufacturing and testing of a wide variety of integrated devices, including "system on a chip (SOC)", mixed signal, logic, and memory integrated circuits. Semiconductor Test Systems are sold to Integrated Device Manufacturers (IDMs) and to subcontractors (Subcons), that perform design and/or manufacturing functions for the IDMs. The Subcon sector is further divided into companies that perform design of integrated circuits without manufacturing capabilities which, often referred to as "Fabless" companies, companies which have wafer manufacturing capability called Foundries and companies which provide test and assembly services for the final packaged devices. These customers use Teradyne's Semiconductor Test Systems to:

   .   measure product performance;
   .   improve and control product quality;
   .   improve device design;

   .   reduce time to market;
   .   enhance manufacturability;
   .   minimize labor costs; and
   .   increase production yields,

with the overall benefit of comprehensively testing advanced performance devices while reducing their total costs associated with testing.

   The semiconductor test market is comprised of two sub-markets. The first sub-market is system on a chip (SOC) device testing, which includes the testing of a broad range of analog, mixed signal, and logic devices used in automotive, communications, consumer, computer and electronic game applications. The second sub-market is memory device testing, which includes the testing of dynamic random access memory ("DRAMs") of all types (synchronous, double data rate ("DDR") and Rambus/TM/), static random access memory ("SRAMs") and flash memory.

   Teradyne products within the Semiconductor Test Systems market include:

System on a Chip ("SOC") Test Solutions

   System On a Chip devices integrate analog, digital, and embedded memory to implement a complete function on a single chip. The SOC market spans a huge range of functionality, from very simple low cost devices such as operational amplifiers or voltage regulators to complex digital signal processors and microprocessors. Teradyne offers a suite of test solutions to cover this range in the most economical way for each segment. The main test equipment products are described below:

   The J750 and J750K test systems are designed to address the highest volume semiconductor devices. Devices such as microcontrollers are at the heart of almost every consumer electronics product, from small appliances to automotive engine controllers. These devices are produced in enormous quantities. The lowest cost of test at very high production throughput rates is essential to meeting the economic requirements in these markets. Teradyne's J750 test systems combine compact packaging, high throughput, and ease of production test. This was possible due to the high level of integration in the design. A single circuit board in the J750 test system provides up to 64 digital input/output channels. This innovative approach eliminated the traditional "mainframe", creating a "tester in the test head." Its "zero footprint" design reduces the total cost of ownership and allows for more efficient use of production floor space. The J750 platform technology was used to create Teradyne's IP750 Image Sensor test system. The IP750 is focused on testing current and future image sensor devices used in digital cameras and other imaging products.

   The Catalyst and Catalyst-Tiger test systems are designed to test a broad range of higher performance integrated mixed signal and system on chip devices. The Catalyst is designed to test devices requiring data rates up to 400 Mega bytes per second (or M bps) with a broad range of analog performance. Over 1,000 Catalyst systems are in use today at IDMs and Subcons testing integrated circuits for DVD players, cellular phones, networking appliances, telecommunications systems, computer peripherals, and many other applications. Teradyne estimates that over 75% of the world's cell phones include devices tested on Teradyne's Catalyst systems, or its predecessor, the A500 series of test systems.

   The "Tiger" version of Catalyst provides similar analog capability, but extends the digital performance up to 1.6 Giga bps on up to 1,024 input/output channels. This extended digital performance enables complete functional testing of the world's most demanding mixed signal and high speed logic integrated circuits, used in computer graphics, personal computer chip set, microprocessor, and networking applications. The Tiger is installed at both IDMs and Subcons around the world.

   High performance devices such as microprocessors require high performance automatic test equipment for both functional ("Does it function properly?") and structural ("Is it constructed properly?") testing. Teradyne's J973EP is one of the only Very Large Scale Integration, ("VLSI") test systems designed for the wide range of testing capability needed for structural to functional testing in a single test system. This product's flexible configuration provides the ability to switch between functional and structural test in real time, minimizing test cost by matching test performance to device test requirements. The J973EP expands the performance curve on accuracy, precision device power, and differential bus testing.

   Teradyne's most recently introduced test system, the FLEX, is the beginning of the next generation of high throughput general purpose SOC test systems and combines the integration and parallelism of the J750 with the synchronization and instrument flexibility of the Catalyst. FLEX, introduced in April of 2002, employs a unique "SOC tester per pin" architecture bringing a higher degree of parallelism to mixed signal and SOC testing. By testing more functions and more devices at the same time ("in parallel") FLEX increases the production efficiency of mixed signal device testing. The core of FLEX design employs a "universal slot" concept, which provides the user the flexibility to install any instrument or tester resource into any of the tester "slots". FLEX is similar to the J750 in that the instrumentation tends to be implemented on self contained circuit boards that plug into the test head. This modular design and the universal slot architecture adds a level of adaptability and flexibility to production testing which is new to the industry. FLEX covers a range of devices in the consumer electronics area, including automotive, higher performance microcontrollers, and power control. FLEX will be expanded to cover wireless and other integrated mixed signal device areas over time. FLEX currently covers devices in the consumer electronics area, including automotive, higher performance microcontroller and power control applications. Its capabilities are rapidly being expanded to cover the other major segments of the SOC device market.

Memory Test Solutions

   Reducing cost of test is especially crucial in the highly price sensitive memory device market. Teradyne's Probe-One DRAM memory test system delivers one of the lowest test costs. Recently, market demand for the system has been very limited. Teradyne's other memory test offering is the J996 memory test system which provides high throughput solutions for both probe and package test. At the end of 2002, Teradyne discontinued the J996 product after a last time buy was offered to Teradyne's customers.

Connection Systems Solutions

   Connection Systems offers a total system solution with a broad suite of technologically differentiated capabilities including high performance printed circuits, high-speed, high-density connectors, multi-gigabit backplane assemblies, electromechanical integration and systems integration and test services. Connection System's technology can be found in such products as Internet routers, computer servers, mass data storage systems and telecom switches.

   Connection Systems produces complex printed circuit boards, including large format boards called "backplanes" (over 0.400 inches thick, up to 36 inches wide and 54 inches long, and over 60 layers) and high speed and high density smaller format boards called "daughter cards". A backplane plays the crucial role of locating and supporting printed circuit boards within a system, enabling the printed circuit boards to "talk" to each other and to the outside world. Connectors are key elements in the system linking a backplane with printed circuit boards (daughter cards) that perform specific functions. High bandwidth capability packed in a small amount of space is an important technological advantage of Teradyne's connectors. Connection System's VHDM(R) and VHDM-HSD/TM/ connector families have become a standard in the industry for high-speed, high-density interconnect. The GbX/TM/ connector, (introduced in 2001) and NexLev connector, have the highest density on the market today in their respective applications and enable data rates to 10 Giga bits per second. Connection Systems also provides electronic manufacturing services, including backplane assembly, electro-mechanical integration of sub-assemblies, and systems integration and test.

   An essential element of the Connection Systems business is its design and applications engineering expertise at every step in the process. By working early with customers in the system design cycle, this expertise helps balance critical cost and performance needs. In addition, Connection System's program management services become an extension of the customer's operation, delivering quick turn prototypes and high technology production volumes.

Circuit Board Test and Inspection Solutions

   The central element of almost every electronic product is a printed circuit board assembly. A circuit board assembly includes all the components and their interconnections that cause the board to perform its intended functions. As more and more product functionality is packed into smaller packages, such as personnel digital assistants (PDAs), phone handsets and laptop computers, both the circuit boards and their components become increasingly complex. The circuit board assembly manufacturing process is also complex and demands a number of test and inspection steps. Teradyne circuit board assembly test and inspection equipment is used throughout the manufacturing process to ensure high production yields, to maintain overall product quality, to diagnose faults quickly where and when they occur, and to reduce total manufacturing cost. The Teradyne circuit board assembly and inspection product range includes the following products:

In-Circuit Test

   In-circuit test systems examine the assembled and soldered printed circuit board for proper construction under both power-off and power-on conditions. Defective components and solder joints are identified quickly and precisely. High throughput, relatively low cost fault identification and diagnostic accuracy are valued features which cause in-circuit testers to be used universally in every electronics production line. Teradyne in-circuit products support a full range of circuit board test applications, including high-volume production, selective or sample test, prototype testing and final or system test. Accordingly, Teradyne offers a wide variety of capabilities and options with its Spectrum 8000-series, Z1800-series and GR TestStation product lines.

Imaging Inspection

   As circuit boards become increasingly dense and complex, achieving the electrical contact required for the traditional in-circuit test method is becoming more difficult, time-consuming and expensive. "Loss of (electrical) access" is a primary driver behind the increasing popularity of imaging inspection systems, which examine the circuit board for physical qualities including correct component presence and orientation, the absence of electrical opens and solder quality. Teradyne's imaging inspection systems employ one of two technologies: automated optical inspection ("AOI"), whereby a visual image of the board is captured and analyzed; and automated x-ray inspection ("AXI"), which captures an x-ray image of the board. Each technology has particular strengths in analyzing various board defect classes. For example, AOI is the preferred technology for evaluating and diagnosing component-related defects, while AXI is the preferred technology for analyzing hidden solder-related defects. Teradyne's Optima 7000-series AOI systems employ advanced and patented lighting, camera, software, and mechanics, resulting in highly reliable, repeatable, and accurate optical inspection at high line speeds. The AXI product line offers fast throughput with high resolution on both its two-dimensional (2D) and three-dimensional (3D) models, and is the only product line that includes a combined 2D/3D capability.

Military/Aerospace Test & Diagnostics

   The Mil/Aero Test Solutions business unit applies Teradyne's expertise in the functional test and diagnosis of assemblies of electronics to the military and commercial aerospace markets. These solutions come in the form of systems, instruments, and software products.

   Teradyne's traditional focus in the military market has been to provide test and diagnostic solutions for Factory and Depot level maintenance and repair activities. These solutions are typically deployed in stable, fixed environments with an emphasis on fast, accurate diagnostics down to a repairable component on a replaceable unit. Teradyne has recently begun to exploit architectural components that allow the repackaging of our solutions into smaller, lighter, ruggedized implementations enabling Teradyne to expand our served markets to include the Intermediate and Operational areas of the military market. The requirements here are to isolate failures down to the smallest replaceable unit in a mobile, harsh environment. The failed unit is then passed back to the Depot or Factory for further diagnosis down to the repairable component before being cycled back into stock. In the Commercial Aerospace market, Teradyne utilizes the same functional test and diagnostics capabilities that apply to the Military markets to test the increasing complex electronic functions found in today's aircraft.

   The success of our Mil/Aero product line has been demonstrated by recent design wins on major Department of Defense programs such as the F-35 Joint Strike Fighter, C-17, and RT-CASS, as well as with Aerospace customers such as Boeing. These design-ins lay the foundation for significant growth potential, as Teradyne is serving much larger markets than in the past.

Diagnostic Solutions

   Diagnostic Solutions is a supplier of automotive manufacturing and service bay test and diagnostic systems for electronics used in vehicles throughout their lifecycle, from design through manufacture to after sale service. As the number and complexity of electronic systems and software proliferate in vehicles, the ability to manufacture and service those vehicles becomes increasingly dependent on electronic diagnostic equipment. Diagnostic Solutions predominately falls into two categories:

Vehicle Configuration and Test Systems ("VCATS")

   Diagnostic Solution's VCATS products serve the automotive Original Equipment Manufacturer ("OEM") sector. Used directly on automotive production lines, Diagnostic Solutions connects to the vehicle to test and program (or "configure") the electronic systems on vehicles. These include engine control modules and subsystems such as braking, navigation and air conditioning. Diagnostic Solutions is also able to link to an OEM's manufacturing control system in order to provide statistical quality reports to operators and management. In addition, Diagnostic Solutions also provides VCATS solutions to Tier 1 suppliers to the OEMs.

OEM Service Diagnostics

   OEM Dealer service technicians use Diagnostic Solution's systems to find faults and perform routine service functions in order to help maintain the quality of vehicles in use by their customers, and to reduce OEM warranty costs. Historically, the focus has been on fixing faults in the service bay, but is growing to include constant monitoring of the vehicle to predict and prevent failure.

Broadband Test Solutions

   Broadband Test Systems provides Celerity and NetFlare Test Systems for testing speed characteristics and quality of telephone and cable television lines connected to homes and businesses. These state-of-the-art systems support cable and telephone company service provider's goals to sell and deploy DSL and high-speed data services sooner and improve the efficiency of qualification, provisioning, and customer care. Celerity and NetFlare together provide test coverage across approximately 30 million lines. Broadband Test Systems also provides voice network maintenance solutions for the communications industry. Testing more than 120 million access lines worldwide for many of the world's largest telecommunications companies, including British Telecommunications, Deutsche Telecom and Verizon, Teradyne's 4TEL access network test system reduces operating costs and increases customer satisfaction by reliably detecting and identifying line faults within a telecommunications access network.

   Teradyne products within the Broadband Test Systems market include:

4TEL & 4TEL II Voice Test Systems

   Teradyne's 4TEL voice test system automates the ability to precisely identify and isolate faults within a telecommunications network, thus providing cost savings to telephone operating companies. The 4TEL II voice test system uses expert system technology to further isolate faults to such zones as exchange hardware, exchange wiring, access cable, and inside or outside customer premises, without the need for customer isolation equipment.

   The 4TEL and 4TEL II test systems enable telephone operating companies to automate customer care and field repair processes resulting in substantial reductions in network maintenance and operating costs.

NetFlare/TM/ End-to-End Internet Testing

   Cable and telephone company service providers can reduce broadband service call handling time and erroneous truck dispatches while at the same time increase customer satisfaction and reduce customer churn with Teradyne's NetFlare system. This proven technology allows the consumer or call center representative to emulate the consumer's network experience and determine the source of a problem and the jurisdiction in the network designating the appropriate mechanism for repair. For example, NetFlare technology automatically measures throughput and latency as the consumer experiences it, determines whether the broadband service provider commitment is met, and identifies the network source of the problem. NetFlare significantly reduces average call handling time and reduces the necessity for further technical support. In particular cases when a truck dispatch is required, NetFlare can assist in reducing "fault not found" conditions and can help designate the appropriate level of technical expertise for dispatch.

Celerity/TM/ DSL Loop Qualification Test System

   Service providers need to know which telephone lines between the central office and the customer are qualified for broadband digital subscriber line ("DSL") service and which are not. Existing cable records are typically insufficient. Teradyne's Celerity product uses accurate insertion loss, length and load coil detection, all measured through the narrowband voice switch, to qualify millions of lines for DSL service in hours, and develops a database immediately showing which lines are qualified, which lines require conditioning and which lines are disqualified. This information is then used to augment existing records systems to support point-of-sale and marketing efforts of DSL.

   In addition, Celerity performs real time provisioning testing that provides detailed loop qualification information and tests in-service DSL lines, identifying the presence and dispatch location of faults that affect data transmission.

   Celerity is a revenue enhancement tool as it finds more DSL-ready lines in the network that can be sold to residential and small business customers. Celerity also helps reduce the cost of provisioning DSL through automation of the loop qualification process and reduction of field dispatches.

Summary of Net Sales by Operating Segment

   Teradyne's four principal operating segments accounted for the following percentage of consolidated net sales for each of last three years:

                                                      % of consolidated net sales
                                                      --------------------------
                                                      2002      2001     2000
                                                      ----      ----     ----
            Semiconductor Test Systems...............  46%       50%      67%
            Connection Systems.......................  32        38       24
            Circuit Board Test and Inspection Systems  14         9        5
            Other Test Systems.......................   8         3        4
                                                      ---       ---      ---
            Total.................................... 100%      100%     100%

Investor Information

   Teradyne, a Massachusetts corporation incorporated on September 23, 1960, is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, Teradyne files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

   You can access financial and other information at Teradyne's Investor Relations website. The address is www.teradyne.com. We make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through Teradyne's website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Sales and Distribution

   Prices for Teradyne's systems can reach $3 million or more. In 2002, 2001, and 2000 no single customer accounted for more than 10% of Teradyne's consolidated net sales. In 2002, 2001, and 2000 Teradyne's three largest customers accounted for 23%, 24%, and 21% of consolidated net sales, respectively.

   Direct sales to United States government agencies accounted for less than 2% of consolidated net sales in 2002, 2001 and 2000. Approximately 10% of Circuit Board Test and Inspection Systems sales in 2002 were to United States government agencies and another 15% was made to customers who are government contractors.

   Teradyne has sales and service offices located throughout North America, South East Asia, Europe, Taiwan, Japan, and Korea as Teradyne's customers outside the United States are located primarily in these geographic areas. Teradyne sells in these areas predominantly through a direct sales force. Primarily all of Teradyne's manufacturing activities are conducted in the United States. Sales to customers outside the United States accounted for 54% of consolidated net sales in 2002, 49% in 2001, and 54% in 2000. Sales to customers located in Taiwan were 9% of consolidated net sales in 2002 and 10% of consolidated net sales in 2001 and 2000. Sales are attributed to geographic areas based on the location of the customer site.

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

Backlog

   At December 31, 2002 and 2001, Teradyne's backlog of unfilled orders in each of its four principal operating segments was as follows:

                                                      (in millions)
                                                      -------------
                                                       2002   2001
                                                      ------ ------
            Semiconductor Test Systems............... $240.0 $317.2
            Connection Systems.......................  104.2  357.6
            Circuit Board Test and Inspection Systems   53.4   55.5
            Other Test Systems.......................   43.3   32.7
                                                      ------ ------
                                                      $440.9 $763.0

   The decrease in Semiconductor Test Systems and Connection Systems backlog of $77.2 million and $253.4 million respectively was primarily due to customer cancellations and demand reductions. Of the backlog at December 31, 2002, approximately 93% of the Semiconductor Test Systems backlog, 99% of the Connection Systems backlog, 94% of Circuit Board Test and Inspection Systems backlog, and 92% of the Other Test Systems backlog is expected to be delivered in 2003. Generally, Teradyne's backlog policy requires delivery of products and services within twelve months, except for service agreements where delivery may cover a continuous period of up to thirty-six months.

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

Raw Materials

   Teradyne's products require a wide variety of electronic and mechanical components from 4,000 suppliers of which 55 represent 80% of the spending. Teradyne can experience occasional delays in obtaining timely delivery of certain items. Additionally, Teradyne could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Approximately 30% of material purchases require some custom work where having multiple suppliers would be cost prohibitive. Any prolonged inability to obtain adequate supplies, or any other circumstances that would require Teradyne to seek alternative sources of supply could have a material adverse effect on its business, financial condition, and results of operations.

Patents and Licenses

   Teradyne's development of its products, both hardware and software, is based in significant part on proprietary information and technology. Teradyne protects its rights in proprietary information and technology through various methods, such as:

   .   patents and patent applications;
   .   copyrights;
   .   trademarks;
   .   trade secrets;
   .   business practices;
   . software license agreements, non-disclosure agreements and other contracts; and
   .   employee agreements.

   However, these protections might not be effective in all circumstances. Competitors might independently develop similar technology or exploit Teradyne's proprietary technology and/or information in countries where Teradyne lacks enforceable intellectual property rights (IP) or enforcement of such rights through the legal system provides an insufficient deterrent. Also, IP protections can be invalidated through legal processes. While Teradyne does not believe that any single piece of intellectual property or proprietary rights is essential to its business, if a significant portion of Teradyne's intellectual property or proprietary rights is invalidated or ineffective, Teradyne's business could be materially affected.

Employees

   As of December 31, 2002, Teradyne employed approximately 7,200 people. Since the inception of Teradyne's business, there have been no work stoppages or other labor disturbances. Teradyne has no collective bargaining contracts.

Engineering and Development Activities

   The highly technical nature of Teradyne's products requires a large and continuing engineering and development effort. Engineering and development expenditures were approximately $293.9 million in 2002, $287.3 million in 2001, and $348.0 million in 2000. These expenditures amounted to approximately 24% of consolidated net sales in 2002, 20% in 2001, and 11% in 2000.

Environmental Affairs

   Teradyne is subject to various federal, state and local government laws and regulations relating to the protection of employee health and safety and the environment. Teradyne accrues for all known environmental liabilities when it becomes probable that Teradyne will incur cleanup costs and those costs can reasonably be estimated. The amounts accrued do not cover sites that are in the preliminary stages of investigation. Estimated environmental costs are not expected to materially affect the financial position or results of Teradyne's operations in future periods. However, estimates of future costs are subject to change due to protracted cleanup periods and changing environmental remediation laws and regulations.

   In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe the outcome of this matter will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne's financial position or results of operations.

   In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne believes that any potential liability is limited to that of a de minimus contributor to the site. Management does not believe that any potential liability for the clean-up of this site will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any potential liability would not have a material adverse effect on Teradyne's financial position or results of operations.

                       EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth the names of all executive officers of Teradyne and certain other information relating to their positions held with Teradyne and other business experience. Executive officers of Teradyne do not have a specific term of office but rather serve at the discretion of the Board of Directors.

 Executive Officer   Age          Position             Business Experience For The Past 5 Years
 -----------------   --- -------------------------- ----------------------------------------------
George W. Chamillard 64  President, Chairman of the Chairman of the Board since 2000; President
                         Board, and Chief           and Chief Executive Officer of Teradyne since
                         Executive Officer          1997; Director of Teradyne since 1996;
                                                    President and Chief Operating Officer of
                                                    Teradyne from 1996 to 1997; Executive Vice
                                                    President of Teradyne from 1994 to 1996.

Gregory R. Beecher.. 45  Vice President, Chief      Vice President and Chief Financial Officer of
                         Financial Officer and      Teradyne since 2001 and Treasurer of
                         Treasurer                  Teradyne since February 2003; Partner at
                                                    PricewaterhouseCoopers LLP from 1993 to
                                                    2001.

Michael A. Bradley.. 54  President of               President of Semiconductor Test since 2001;
                         Semiconductor Test         Vice President of Teradyne from 1992 to
                                                    2001; Chief Financial Officer of Teradyne
                                                    from 1999 to 2001.

Eileen Casal........ 44  Vice President, General    Vice President, General Counsel and Clerk of
                         Counsel and Clerk          Teradyne since January, 2003; Vice President,
                                                    General Counsel and Corporate Secretary of
                                                    GSI Lumonics Inc. from May 2001 until
                                                    January 2003; Vice President, General
                                                    Counsel and Corporate Secretary of Adero,
                                                    Inc. from April 2000 until March 2001; Vice
                                                    President, General Counsel and Assistant
                                                    Clerk of Teradyne, Inc. from April 1999 to
                                                    April 2000; and from 1986 until March 1999,
                                                    Ms. Casal held a number of legal positions at
                                                    Stratus Computer, Inc. including Vice
                                                    President, General Counsel and Clerk.

John M. Casey....... 54  President of Circuit Board President of Circuit Board Test and Inspection
                         Test and Inspection        since 2002; Vice President of Teradyne since
                                                    1990.

G. Richard MacDonald 54  Controller                 Controller of Teradyne since 2001; Controller
                                                    of Teradyne's Industrial Consumer Division
                                                    from 1989 to 2001.

Edward Rogas, Jr.... 62  Senior Vice President      Senior Vice President of Teradyne since 2000;
                                                    Vice President of Teradyne from 1984 to 1999.

Richard E. Schneider 45  President of Connection    President of Connection Systems since 2001;
                         Systems                    Vice President of Teradyne from 1998 to
                                                    2001; Connections Systems manager from
                                                    1998 to 2001; Connection Systems Business
                                                    Development manager from 1997 to 1998.

Item 2:  Properties

   The following table provides certain information as to Teradyne's principal general offices and manufacturing facilities.

                                                                                     Approximate
                                                                            Major   Square Feet of
           Location                        Operating Segment              Activity+  Floor Space
           --------                        -----------------              --------- --------------
Properties Owned:
 Nashua, New Hampshire........ Connection Systems                          2-3-4-5      524,000
 Boston, Massachusetts........ Semiconductor Test & General Offices       1-2-3-4-5     492,000
 North Reading, Massachusetts. Semiconductor Test & Circuit Board
                               Test and Inspection                         2-3-4-5      273,000
 North Reading, Massachusetts. Unoccupied                                               425,000(a)
 North Reading, Massachusetts. Unoccupied                                               242,000(b)
 Agoura Hills, California..... Semiconductor Test                            2-3        360,000
 Agoura Hills, California..... Unoccupied                                               212,000(c)
 San Diego, California........ Unoccupied                                              192,000 (c)
 San Jose, California......... Semiconductor Test                            3-5        120,000
 Stoughton, Massachusetts..... Unoccupied                                               120,000(c)
 La Verne, California......... Connection Systems                             2          93,000
 Kumamoto, Japan.............. Semiconductor Test                          2-3-4-5       66,000
 Deerfield, Illinois.......... Broadband Test                              2-3-4-5       63,000
                                                                                      ---------
   Subtotal of Owned Properties.................................................      3,182,000

Properties Leased:
 Westford, Massachusetts...... Circuit Board Test and Inspection           2-3-4-5      230,000
 Woburn, Massachusetts........ Semiconductor Test                            2-6        205,000
 Hudson, New Hampshire........ Connection Systems                             2         144,000
 Mexicali, Mexico............. Connection Systems                             2         112,000
 Nashua, New Hampshire........ Unoccupied                                               107,000(d)
 Walnut Creek, California..... Unoccupied                                               98,000 (e)
 Shanghai, China.............. Connection Systems, Circuit Board Test and
                               Inspection, and Semiconductor Test             2          87,000
 Bedford, Massachusetts....... Semiconductor Test                             3          80,000
 Manchester, England.......... Diagnostic Solutions                        2-3-4-5       75,000
 Agoura Hills, California..... Semiconductor Test                             6          59,000
 Stoughton, Massachusetts..... Unoccupied                                                55,000(d)
 Nashua, New Hampshire........ Connection Systems                             6          55,000
 Plano, Texas................. Unoccupied                                                50,000(d)
 Winston-Salem, North Carolina Connection Systems                             2          49,000
 Dublin, Ireland.............. Connection Systems                             2          46,000
 Fremont, California.......... Connection Systems                             2          46,000
 Bracknell, England........... Semiconductor Test, Broadband Test and
                               Circuit Board Test                            3-5         44,000
 Tai Yuan, Taiwan............. Semiconductor Test and Circuit Board Test      5          43,000
                                                                                      ---------
   Subtotal of Leased Properties................................................      1,585,000
                                                                                      ---------
   Total Square Feet of Floor Space.............................................      4,767,000
                                                                                      =========

+ Major activities have been separated into the following categories: 1. Corporate Administration, 2. Manufacturing, 3. Research and Development, 4. Marketing, 5. Sales and Administration and 6. Storage and Distribution

(a) This space is unoccupied.

(b) This space is currently being leased to two companies.

(c) This space is held for sale.

(d) This space is currently being subleased.

(e) This space is unoccupied and is currently being marketed for sublease.

Item 3:  Legal Proceedings

   After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne's subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. The plaintiffs have asked the Court to reconsider its ruling or, alternatively, for leave to appeal both the dismissal of claims and summary judgment rulings to the Ninth Circuit Court of Appeals. Teradyne has opposed these motions. No ruling has yet been issued. Other than the above described motions, only a small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne's common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties are currently completing post-hearing briefs for submission to the arbitrators. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne's motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the "Debtors"), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee's claims are without merit. The last arbitration hearing was conducted on October 28, 2002, and a decision is expected by May 2003. Management does not believe that the outcome of this proceeding will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that the outcome would not have a material adverse effect on Teradyne's financial position or results of operations.

   Teradyne has also been designated as a potentially responsible party ("PRP") with respect to environmental clean-up matters at two sites in California. See the discussion of these items in Item 1: "Environmental Matters" above.

   Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne's financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of December 31, 2002 had not accrued for any potential losses from the claims.

   In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as but not limited to patent, commercial and environmental matters. There are no such matters pending that Teradyne expects to be material to its business, financial position or results of operations but there can be no assurance that any such matters would not have a material adverse effect on Teradyne's business, financial position or results of operations.

Item 4:  Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Shareholder Matters

   The following table shows the market range for Teradyne's Common Stock based on reported sale prices on the New York Stock Exchange.

                                Period      High   Low
                                ------     ------ ------
                       2001 First Quarter. $44.05 $29.05
                            Second Quarter  47.21  26.25
                            Third Quarter.  37.45  18.43
                            Fourth Quarter  33.00  18.50
                       2002 First Quarter. $39.99 $26.15
                            Second Quarter  40.20  22.81
                            Third Quarter.  24.20   8.82
                            Fourth Quarter  17.58   7.10

   The number of record holders of Teradyne's Common Stock at February 21, 2003 was 4,784.

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

Item 6:  Selected Financial Data

                                                          Years Ended December 31,*
                                           --------------------------------------------------------
                                              2002        2001        2000       1999       1998
                                           ----------  ----------  ---------- ---------- ----------
                                               (Dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
 Net sales................................ $1,222,236  $1,440,581  $3,043,946 $1,790,912 $1,489,151
                                           ==========  ==========  ========== ========== ==========
 (Loss) income before cumulative effect of
   change in accounting principle.........   (718,469)   (202,215)    517,754    191,694    102,117
                                           ==========  ==========  ========== ========== ==========
 (Loss) income before cumulative effect of
   change in accounting principle per
   common share--basic....................      (3.93)      (1.15)       2.99       1.12       0.61
                                           ==========  ==========  ========== ========== ==========
 (Loss) income before cumulative effect of
   change in accounting principle per
   common share--diluted..................      (3.93)      (1.15)       2.86       1.07       0.59
                                           ==========  ==========  ========== ========== ==========
Consolidated Balance Sheet Data:
 Total assets.............................  1,894,677   2,542,391   2,355,868  1,568,213  1,312,814
                                           ==========  ==========  ========== ========== ==========
 Long-term obligations....................    450,561     451,682       8,352      8,948     13,200
                                           ==========  ==========  ========== ========== ==========

   *Note: Previously published financial data prior to 2000 has not been restated to give the pro forma effect of the adoption of the provisions of SAB
101. See "Note C: Change in Accounting Principle in 2000" in Notes to Consolidated Financial Statements for further information.

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

Preparation of Financial Statements and Use of Estimates

   The preparation of consolidated financial statements requires Teradyne to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Teradyne evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies and litigation. Teradyne bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

   Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. It is Teradyne's policy to require an arrangement with its customers, either in the form of a written or electronic contract or purchase order containing all of the terms and conditions governing the arrangement, prior to the recognition of revenue. Title and risk of loss generally passes to the customer at the time of delivery of the product to a common carrier. At the time of the transaction, Teradyne assesses whether the sales price is fixed or determinable based upon the payment terms of the arrangement. If a significant portion of the sales price is not due within normal payment terms, the sales price may not be deemed fixed and revenue would be recognized as the amounts become due. Teradyne does not offer a right of return on its products.

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

   Revenue is recognized upon delivery provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. In order to recognize revenue the functionality of the undelivered elements must not be essential to the delivered elements. Installation is not considered essential to the functionality of the product as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. In addition to installation, other elements may include extended warranties, customer support and undelivered products. Service revenue is recognized over the contractual period or as the services are performed. Teradyne's products are generally subject to warranty and related costs are provided for in cost of sales when product revenue is recognized.

   Interconnection systems and electronic manufacturing assembly services revenue is recognized upon shipment or delivery according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

   For certain contracts eligible for contract accounting under Statement of Accounting Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. To date revenue under contract accounting has not been material.

Inventories

   Inventories which include materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such a writedown is identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Income Taxes

   On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized and established a full valuation allowance. Until an appropriate level of profitability is reached, Teradyne does not expect to recognize tax benefits on operating losses in future results of operations.

Goodwill, Intangible and Long-Lived Assets

   Teradyne assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Teradyne considers important in the determination of an impairment include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of Teradyne's use of the acquired asset, a change in the strategy for Teradyne's overall business and significant negative industry or economic trends. When Teradyne determines that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, Teradyne measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks. Teradyne assesses goodwill for impairment at least annually, on a reporting basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Allowance for Doubtful Accounts

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

                SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED
                           STATEMENTS OF OPERATIONS

                                                                                 Year Ended December
                                                                                         31,
                                                                                ---------------------
                                                                                 2002    2001    2000
                                                                                -----   -----   -----
                                                                                (dollars in thousands)
Percentage of net sales:

Net Revenue:
   Products....................................................................  81.2%   85.6%   92.9%
   Service.....................................................................  18.8    14.4     7.1
                                                                                -----   -----   -----
       Total net revenue....................................................... 100.0   100.0   100.0

Expenses:
   Cost of products............................................................  67.9    70.5    48.3
   Cost of service.............................................................  13.1    10.1     4.5
                                                                                -----   -----   -----
       Total cost of sales.....................................................  81.0    80.6    52.8
   Engineering and development.................................................  24.0    20.0    11.4
   Selling and administrative..................................................  23.8    18.7    12.4
   Restructuring and other charges.............................................  16.7     5.2      --
                                                                                -----   -----   -----
                                                                                145.5   124.5    76.6
Net interest and other (expense) income........................................  (0.4)    1.9     0.9
                                                                                -----   -----   -----
(Loss) income before income taxes and cumulative effect of change in accounting
  principle.................................................................... (45.9)  (22.6)   24.3
Provision for (benefit from) income taxes......................................  12.9    (8.6)    7.3
                                                                                -----   -----   -----
(Loss) income before cumulative effect of change in accounting principle....... (58.8)  (14.0)   17.0
Cumulative effect of change in accounting principle............................    --      --    (2.1)
                                                                                -----   -----   -----
Net (loss) income.............................................................. (58.8)% (14.0)%  14.9%
                                                                                =====   =====   =====

Results of Operations:

2002 compared to 2001

Business Overview

   Teradyne saw an encouraging start to 2002, as first quarter sales were up 13% over the fourth quarter of 2001, followed by 25% quarter to quarter growth in the second quarter. Net sales growth slowed to 7% in the third quarter followed by flat quarter to quarter performance in the fourth quarter. The combination of a continued weak economy, weak demand for technology products, and the uncertain world political environment overwhelmed the recovery that appeared to be starting early in the year.

   As of the end of 2002, Teradyne's customers in general have lowered their inventory levels and reduced their overall cost structures, resulting in improved quarterly financial performance. Additionally, utilization of Teradyne's semiconductor test equipment, and semiconductor test equipment in general, has increased over the last year. This has resulted from increased volumes of units shipped by Teradyne's Semiconductor industry customers. These are generally signs of potential increases in demand for Teradyne's products. However, a number of Teradyne's customers continue to lose money, although at a reduced rate. In the Semiconductor industry, this is occurring as decreased unit prices have offset the unit volume gains. As a result, Teradyne's customers continue to defer orders until the last possible moment. Until Teradyne's customers see significant and sustained increases in their business levels, both in units and dollars, Teradyne's orders could remain low or see a further decline. If Teradyne sees further declines in its own order rates, the amount of Teradyne's inventory and certain long-lived assets considered realizable could be significantly reduced.

Bookings

   Net orders increased 12% to $905.3 million in 2002 from $808.2 million in 2001. Net orders increased by 63% and 65% in Semiconductor Test Systems and Circuit Board Test and Inspection Systems, respectively. Connection Systems net orders decreased by 61%. The increase in Semiconductor orders was driven by increased demand for SOC products by Teradyne's Integrated Device Manufacturers
(IDMs) and Subcon customers, primarily for use in Asian facilities. The increase in orders for Circuit Board Test and Inspection largely resulted from the full year impact of the GenRad acquisition. The decrease in Connection System orders reflects the impact of cancellations, which are described in the next paragraph. Other Test Systems net orders increased 286%, mostly due to the addition of a full year of activity from Diagnostic Solutions that was part of the GenRad acquisition.

   Teradyne experienced cancellations of $159.0 million and $285.5 million during 2002 and 2001, respectively. For 2002, cancellations of $53 million and $105 million occurred in the Semiconductor Test Systems and Connection System businesses, respectively. The Semiconductor Test Systems cancellations were largely for orders that were booked in late 2000 and early 2001 by Subcons in anticipation of further increases in their own demand. Cancellations in the Connection Systems business were from major customers in the telecommunication and information technology infrastructure industries, as their own demand levels dropped.

   Teradyne's net orders for its four principal operating segments for 2002 and 2001 were as follows:

                                                      (in millions)
                                                      -------------
                                                       2002   2001
                                                      ------ ------
            Semiconductor Test Systems............... $480.5 $294.0
            Connection Systems.......................  149.8  385.0
            Circuit Board Test and Inspection Systems  167.8  101.4
            Other Test Systems.......................  107.2   27.8
                                                      ------ ------
                                                      $905.3 $808.2

   Teradyne's net bookings by region as a percentage of total net bookings were as follows:

                                            2002 2001
                                            ---- ----
                          United States....  44%  55%
                          South East Asia..  19   12
                          Europe...........  18   24
                          Japan............   9    3
                          Taiwan...........   6    3
                          Korea............   2    1
                          Rest of the World   2    2
                                            ---  ---
                                            100% 100%

   Teradyne's backlog decreased 42% to $440.9 million in 2002 from $763.0 million in 2001. At December 31, 2002 and 2001, Teradyne's backlog of unfilled orders for its four principal operating segments was as follows:

                                                      (in millions)
                                                      -------------
                                                       2002   2001
                                                      ------ ------
            Semiconductor Test Systems............... $240.0 $317.2
            Connection Systems.......................  104.2  357.6
            Circuit Board Test and Inspection Systems   53.4   55.5
            Other Test Systems.......................   43.3   32.7
                                                      ------ ------
                                                      $440.9 $763.0

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

Revenue

   Teradyne's four principal operating segments accounted for the following percentages of consolidated net sales for each of last three years:

                                                      % of consolidated net sales
                                                      --------------------------
                                                      2002      2001     2000
                                                      ----      ----     ----
            Semiconductor Test Systems...............  46%       50%      67%
            Connection Systems.......................  32        38       24
            Circuit Board Test and Inspection Systems  14         9        5
            Other Test Systems.......................   8         3        4
                                                      ---       ---      ---
            Total.................................... 100%      100%     100%

   Teradyne's sales by region as a percentage of total sales were as follows:

                                                       2002  2001
                                                       ----  ----
              United States...........................   46%   51%
              Europe..................................   18    19
              South East Asia.........................   17    12
              Taiwan..................................    9    10
              Japan...................................    6     4
              Korea...................................    2     1
              Rest of the World.......................    2     3
                                                       ----  ----
                                                       100 % 100 %

   Product sales decreased 20% in 2002 to $992.1 million from $1,233.7 million in 2001. Service revenue increased largely due to the GenRad acquisition to $230.1 million in 2002 from $206.9 million in 2001. Service revenue is derived from the servicing of Teradyne's installed base of products and includes maintenance contracts, customer support, extended warranties and parts sales. Semiconductor Test Systems sales decreased 22%, to $557.6 million in 2002 from $717.7 million in 2001, Connection Systems sales decreased 27%, to $397.0 million in 2002 from $540.8 million in 2001, and Circuit Board Test and Inspection Systems sales increased 29%, to $170.8 million in 2002 from $132.4 million in 2001. Other Test Systems sales increased 95%, to $96.9 million in 2002 from $49.7 million in 2001. Year to year increases in sales for Teradyne's Circuit Board Test and Inspection Systems and Other Test Systems largely resulted from the full year impact of the acquisition of GenRad during the fourth quarter of 2001.

   Of the decrease in Semiconductor Test System sales, $98.7 million was due to the accounting impact of the implementation of SAB 101, which is further described in the next paragraph. The Connection Systems business saw downward pricing pressure during 2002, as the average selling prices declined by approximately 15% due to price pressures from both customers and competitors in the face of a weak economy. Additionally, year to year results for Teradyne's Semiconductor and Connection Systems businesses were impacted by 2001's steady decline in quarterly sales, which was followed by a recovery to approximately the current run-rate levels in the first half of 2002. The relatively stronger first half of 2001, which followed Teradyne's record sales year of 2000, further contributed to annual results for 2001 that exceeded 2002 for these businesses.

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

   In 2002 and 2001, no single customer accounted for more than 10% of consolidated net sales. In 2002 and 2001, Teradyne's three largest customers accounted for 23% and 24% of consolidated net sales, respectively.

Gross Margin

   Gross margin, as a percentage of net sales, decreased to 19.0% in 2002 from 19.4% in 2001. The decrease in the gross margin rate in 2002 compared to 2001 was affected by the following items:

                                                                                           Rate
                                                                                       Differential
                                                                                       ------------
2002 charges described below..........................................................     (3.7)%
2001 charges described below..........................................................      9.7
Higher gross margins on revenue orginally recorded in 2000 which was reversed and
  recorded in 2001 because title did not pass until payment*..........................     (3.0)
Decreased utilization of Teradyne's manufacturing overhead, as sales volume decreased
  while certain components of cost of sales remained fixed............................     (1.8)
Primarily related to price pressures described above, net of favorable product mix and
  product cost reduction activities...................................................     (1.6)
                                                                                           ----
 Total................................................................................     (0.4)
                                                                                           ====

    *  This accounting change impacted 2001 as described above.

   During the year ended December 31, 2002, an excess and obsolete inventory provision of $39.0 million was recorded in cost of sales of which $20.7 million related to the lack of demand for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to Teradyne's customers. Additionally, due to consolidating and downsizing of manufacturing locations, approximately $5.7 million of incremental accelerated depreciation was classified in cost of sales.

   During 2001, Teradyne recorded a provision of $139.7 million for excess and obsolete inventory including discontinued product lines. The total inventory provision for excess and obsolete inventory, excluding the discontinued product lines, was $105.2 million in 2001 and was principally due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. During the third quarter of 2001, Teradyne recorded a charge of $32.3 million related to an inventory writedown for the discontinuance of its Flash 750 memory product.

Engineering and Development

   Engineering and development expenses, as a percentage of sales, increased to 24% in 2002 from 20% in 2001, with spending increasing by $6.6 million. The increase in spending was primarily due to the additional expense base resulting from Teradyne's purchase of GenRad in the fourth quarter of 2001 which increased spending by approximately $23.0 million and to a lesser extent the granting of the prior year's previously frozen salary increases during the third quarter of 2002 which increased spending by approximately $6.0 million. The additional engineering and development expense was partially offset by reductions in discretionary spending across all of Teradyne's engineering groups which decreased spending by approximately $23.2 million. As described in the Gross Margin section above, Teradyne recorded a charge for incremental accelerated depreciation of $0.8 million which is classified in Engineering and Development.

Selling and Administrative

   Selling and administrative expenses increased to 24% of sales in 2002 from 19% of sales in 2001, with spending increasing by $20.3 million. The increase in spending was principally due to additional expenses resulting from Teradyne's purchase of GenRad in the fourth quarter of 2001, with an additional increase coming from the granting of the prior year's previously frozen salary increases during the third quarter of 2002. The additional selling and administrative expense was partially offset by workforce reductions and reductions in discretionary spending. As described in the Gross Margin section above, Teradyne recorded a charge for incremental accelerated depreciation of $1.1 million which is classified in Selling and Administrative.

Restructuring and Other Charges

   The table below summarizes activity for the year ended December 31, 2002, relating to restructuring and other charges:

                                   Goodwill and                                    Severance
                                    Intangible        Fixed Asset     Facility        and
                                 Asset Impairment     Impairment      Related      Benefits       Total
                                 ----------------     -----------     --------     ---------     ---------
                                                       (in thousands)
Balance at December 31, 2001....     $     --          $     --       $ 1,676      $ 13,523     $  15,199
2002 provision..................       86,196            69,734        25,751        22,495       204,176
Cash payments...................           --                --        (2,187)      (22,724)      (24,911)
Asset write-downs...............      (86,196)          (69,734)           --            --      (155,930)
                                     --------          --------       -------      --------      ---------
Balance at December 31, 2002....     $     --          $     --       $25,240      $ 13,294     $  38,534
                                     ========          ========       =======      ========      =========

   The table below summarizes activity for the year ended December 31, 2001, relating to restructuring and other charges:

                                                                                   Severance
                                                      Fixed Asset     Facility        and
                                                      Impairment      Related      Benefits       Total
                                                      -----------     --------     ---------     ---------
                                                                   (in thousands)
2001 provision.......................................  $ 35,338       $ 1,676      $ 37,278     $  74,292
Cash payments........................................        --            --       (23,755)      (23,755)
Asset write-downs....................................   (35,338)           --            --       (35,338)
                                                       --------       -------      --------      ---------
Balance at December 31, 2001.........................  $     --       $ 1,676      $ 13,523     $  15,199
                                                       ========       =======      ========      =========

   During the year ended December 31, 2002, Teradyne recorded $86.2 million in goodwill and intangibles impairment charges. SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2002, as a result of significant change in the business outlook, Teradyne tested the goodwill related to the Circuit Board Test and Inspection Systems segment for impairment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value. In the third quarter of 2002, Teradyne recognized a $78.5 million goodwill impairment charge. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

   During the year ended December 31, 2002, Teradyne's management concluded, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that certain long-lived assets held for sale were impaired as the estimated fair value was less than the carrying value of these assets, and recorded charges of $69.7 million. The charge for the Connection Systems segment included $25.6 million relating to a held for sale printed circuit board facility in San Diego, California, $2.6 million relating to a held for sale facility in Nashua, New Hampshire, and $17.9 million primarily related to manufacturing equipment which was taken out of service during 2002 and is held for sale. The Semiconductor Test Systems segment recorded a charge of $12.0 million primarily for assets held for sale as a result of the lack of demand for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to our customers, a charge of $9.7 million related to the write down of manufacturing facilities that are held for sale in California, and $0.8 million related to the write down of foundry manufacturing equipment that are held for sale. In addition, an asset impairment charge was recorded of $1.1 million related to a Corporate facility sold in the first quarter of 2003. Teradyne expects the sale of these held for sale assets to occur within a year. The carrying value of Teradyne's assets held for sale is $45.3 million as of December 31, 2002. These assets are included in Property, Plant, and Equipment.

   During the year ended December 31, 2001, Teradyne recorded a charge of $35.3 million for impaired long-lived assets, consisting of the following: $12.0 million for a held for sale facility in the Connection Systems segment, certain impaired manufacturing assets in the Connection Systems segment of $15.4 million, and equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems segment of $7.9 million.

   During the year ended December 31, 2002, Teradyne recorded a charge of $25.8 million relating to future lease commitments for vacated manufacturing and administrative space which will be exited prior to the end of the lease term. The charge of $25.8 million includes $18.8 million at Circuit Board Test and Inspection Systems, $5.0 million at Connection Systems and $2.0 million at Semiconductor Test Systems. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2010. During the fourth quarter of 2001, Teradyne recorded charges for vacated office space under operating leases at Circuit Board Test and Inspection Systems of $1.7 million. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities.

   Teradyne recorded a charge for severance and related benefits during 2002 of $22.5 million. There were approximately 1,010 employees terminated across all functional groups during 2002. All remaining severance benefits payable to these employees will be paid by the end of the first quarter of 2004. Teradyne recorded a charge for severance and related benefits during 2001 of $37.3 million. There were approximately 2,900 employees terminated across all functional groups during 2001. As of December 31, 2002, Teradyne has paid all severance benefits relating to the 2001 terminations. The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings.

   The restructuring actions taken during 2002 are expected to generate cost savings of approximately $88 million annually across all areas of operations.

   In connection with its restructuring plan for GenRad in 2002, Teradyne recorded $4.3 million of additional goodwill relating to the finalization of its involuntary termination plan and recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations. The table below summarizes activity relating to GenRad employee termination and facility closure costs (in thousands):

                                        Severance   Facility
                                       and Benefits Related   Total
                                       ------------ -------- -------
          Balance at December 31, 2001   $ 1,006     $   --  $ 1,006
          Employee termination costs..     4,289         --    4,289
          Leased facility costs.......        --      2,167    2,167
          Cash payments...............    (4,970)      (450)  (5,420)
                                         -------     ------  -------
          Balance at December 31, 2002   $   325     $1,717  $ 2,042
                                         =======     ======  =======

   During the first quarter of 2003, Teradyne had a reduction in workforce of approximately 295 people. The estimated severance charge from this reduction in personnel totals approximately $6.0 million.

Interest income and expense

   Interest income decreased by $5.8 million to $17.0 million during the year ended December 31, 2002 compared to the year ended December 31, 2001. The decreases in interest income were attributable to lower interest rates. Interest expense increased by $17.7 million to $21.8 million during the year ended December 31, 2002 compared to the year ended December 31, 2001. The increase in interest expense was primarily attributable to interest expense related to convertible notes which Teradyne issued in the fourth quarter of 2001.

Other income and expense, net

   Other income and expense, net for the year ended December 31, 2002 and 2001 includes the following:

  Gain/(loss)                                                  2002     2001
  -----------                                                -------  -------
                                                              (in thousands)
                                                             ----------------
  Repayment of loan by divested entity (1).................. $ 7,144       --
  Other than temporary impairment of common stock investment  (3,115)      --
  Writedown of investment in an engineering service provider  (2,288) $(1,800)
  Fair value adjustment on warrants.........................  (2,051)   2,035
  Sale of Connection Systems aerospace and defense business.      --   14,779
  Equity investment (2).....................................      --   (6,974)
                                                             -------  -------
  Total..................................................... $  (310) $ 8,040
                                                             =======  =======

--------
(1) The loan had previously been valued at zero due to its uncertainty of collection.
(2) Teradyne's proportionate share of a loss related to an equity investment in Empirix, Inc. The carrying value of this equity investment was zero at December 31, 2002 and 2001.

(Loss) income before taxes

   (Loss) income before income taxes was a loss of $560.9 million in 2002 compared to a loss of $326.2 million in 2001. Semiconductor Test Systems, Connection Systems, and Circuit Board Test and Inspection Systems loss before income taxes increased $18.1 million, $56.6 million, and $158.9 million, respectively in 2002 due to decreased sales in Semiconductor Test Systems and Connection Systems, goodwill and intangible asset impairments in Circuit Board Test and Inspection Systems and the market conditions described above. Other Test Systems income before income taxes increased $4.7 million due to the addition of Diagnostics Solutions in the fourth quarter of 2001 as part of the GenRad acquisition.

Income taxes

   For the year ended December 31, 2002, Teradyne recorded a tax provision of $157.5 million resulting in a tax rate of 28%. The tax rate of 28% is primarily due to the recording of a provision for income taxes to establish a full valuation allowance against net deferred tax assets. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations.

   The effective tax rate benefit for the year ended 2001 was 38%. Teradyne's effective tax rate for the year ended 2001 primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of tax benefits from its Ireland manufacturing operations. Tax exemptions relating to Ireland operations are effective through 2010.

2001 compared to 2000

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

                                                      (in millions)
                                                     ---------------
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

Revenue

   Product sales decreased 56% in 2001 to $1,233.7 million from $2,828.9 million in 2000. Service revenue declined slightly in 2001 to $206.9 million from $215.1 million in 2000 as the overall business declined. Semiconductor Test Systems sales decreased 65%, to $717.7 million in 2001 from $2,044.3 million in 2000, Connection Systems sales decreased 26%, to $540.8 million in 2001 from $734.6 million in 2000, and Circuit Board Test and Inspection Systems sales decreased 6%, to $132.4 million in 2001 from $141.2 million in 2000. These decreases reflect the overall economic and industry market conditions described below. Circuit Board Test and Inspection Systems sales include the two-month impact of the GenRad acquisition which contributed sales of $19.0 million. Other Test Systems sales decreased 60%, to $49.7 million in 2001 from $124.1 million in 2000, which principally reflects the divestiture of Software Test Systems at the end of 2000 as well as the overall economic and industry market conditions described below. During the fourth quarter of 2000, Teradyne implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) retroactive to the beginning of the year. Included in 2001 sales was $98.7 million related to shipments of customer orders in 2000 where title was retained by Teradyne until customer payment in order to perfect a security interest. Teradyne no longer retains title until customer payment.

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

Gross Margin

   Gross margin, as a percentage of net sales, decreased to 19.4% in 2001 from 47.2% in 2000. The percentage decrease in 2001 was attributable to the decreased utilization of Teradyne's manufacturing capacity, as sales volume decreased while certain components of costs of sales remained fixed and additional inventory provisions. The decrease in the percentage of gross margin was also impacted to a lesser extent by increased competitive price pressure as current semiconductor products mature and the mix of Teradyne's business changes as Connection Systems and Circuit Board Test and Inspection System sales, which have lower gross margins, become a larger percentage of Teradyne's business.

   Inventory provision for excess and obsolete inventory was $105.2 million in 2001, which excludes the inventory writedowns for product line discontinuance, compared to $27.5 million in 2000, included in cost of sales. The increase in the inventory provision was caused by the worldwide economic slowdown during 2001. Between 2000 and 2001, orders declined by approximately $2,512.7 million, a 76% decrease. This drop in orders combined with lead time requirements for inventory procurement and Teradyne's new product introduction plans necessitated additional charges for excess and obsolete inventory. During 2001, Teradyne recorded an inventory writedown in Semiconductor Test Systems due to the discontinuance of the Flash 750 product line of $32.3 million.

Engineering and Development

   Engineering and development expenses, as a percentage of sales, increased to 20% in 2001 from 11% in 2000, with spending decreasing by $60.7 million. This spending decrease was primarily due to lower prototype material costs and the impact of workforce reductions, salary cuts, and furloughs in Semiconductor Test Systems and Circuit Board Test and Inspection Systems, excluding the impact of the GenRad acquisition. Connection Systems engineering and development spending increased 5% from 2000 to 2001.

Selling and Administrative

   Selling and administrative expenses increased to 19% of sales in 2001 from 12% of sales in 2000, with spending decreasing by $107.7 million. The decrease in spending was principally due to certain cost containment programs such as workforce reductions, salary cuts, and furloughs.

Restructuring and Other Charges

   Restructuring and other charges include a workforce reduction and early retirement provision of $37.3 million, a charge of $15.4 million for certain impaired manufacturing assets at Connection Systems, a charge for a Connection Systems impaired facility of $12.0 million, a charge for impaired assets of $7.9 million relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems, and a charge for vacated space under certain operating leases of $1.7 million in Circuit Board Test and Inspection Systems. There were approximately 2,900 employees terminated in 2001 across all functional groups. All severance benefits for employees terminated in 2001 were paid by the fourth quarter of 2002.

   Below is a table summarizing activity relating to restructuring and other charges:

                                                       Severance
                                  Fixed Asset Facility    and
                                  Impairment  Related  Benefits    Total
                                  ----------- -------- --------- --------
                                               (in thousands)
     2001 provision..............  $ 35,338    $1,676  $ 37,278  $ 74,292
     Cash payments...............        --        --   (23,755)  (23,755)
     Asset write-downs...........   (35,338)       --        --   (35,338)
                                   --------    ------  --------  --------
     Balance at December 31, 2001  $     --    $1,676  $ 13,523  $ 15,199

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

(Loss) income before taxes

   (Loss) income before income taxes and cumulative effect of change in accounting principle was a loss of $326.2 million in 2001 compared to income of $739.6 million in 2000. Semiconductor Test Systems, Connection Systems, Circuit Board Test and Inspection Systems, and Other Test Systems income before income taxes decreased $923.3 million, $178.0 million, $43.2 million, and $4.0 million, respectively in 2001 due to decreased sales in each group and the market conditions described above.

Income taxes

   Teradyne's effective tax rate benefit was 38% in 2001. The effective tax rate provision for the year ended 2000 was 30%. The change in the tax rate is a result of a loss in 2001. In 2000, Teradyne was able to reduce its effective tax rate with tax benefits from its foreign sales corporation and Ireland manufacturing operations.

Liquidity and Capital Resources

   Teradyne's cash, cash equivalents and marketable securities balance decreased $45.2 million in 2002, to $541.1 million. Teradyne used cash from operating activities of $4.2 million in 2002 and $79.0 million in 2001 and generated cash from operating activities in 2000 of $470.9 million. Net income
(loss), adjusted to exclude the effects of non-cash items, used cash of $241.9 million in 2002, used cash of $74.0 million in 2001, and provided cash of $501.6 million in 2000. Changes in operating assets and liabilities, net of businesses sold and acquired provided cash of $237.7 million in 2002 primarily due to decreased inventory balances and the receipt of a tax refund of $85.2 million in March 2002. Changes in operating assets and liabilities used cash of $5.0 million in 2001 and used cash of $30.7 million in 2000.

   Teradyne used $102.2 million of cash for investing activities in 2002, $247.3 million in 2001, and $312.3 million in 2000. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of businesses, cash acquired in business acquisitions, cash paid for assets, and purchases of capital assets. Capital expenditures decreased by $165.1 million in 2002 compared with 2001, across all operating segments but primarily in the Connection Systems segment. This was due to the actions taken by Teradyne in 2002 to reduce planned capital expenditures due to current market conditions. Capital expenditures were $76.4 million in 2002, $241.4 million in 2001, and $298.2 million in 2000.

   Teradyne obtained $40.4 million of cash from financing activities in 2002, obtained $401.5 million in 2001, and used $97.5 million in 2000. Financing activities include the issuance of convertible notes, mortgage borrowings, sales and repurchases of Teradyne's common stock, as well as repayments of debt. In 2001, Teradyne assumed debt of $89.7 million from the GenRad acquisition which Teradyne repaid on October 26, 2001. During 2002, 2001, and 2000 issuances of common stock under stock option and stock purchase plans generated $41.2 million, $58.5 million, and $55.3 million, respectively. Teradyne used cash for the acquisition of treasury stock of $147.5 million in 2000. Since 1996, Teradyne has used $540.8 million of cash to repurchase 20.0 million shares of its common stock on the open market though no cash was used in 2002 and 2001 to repurchase shares of common stock.

   On October 24, 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. The Notes are redeemable by Teradyne at any time after October 18, 2004 at specified prices. Teradyne began making annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne's existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash. On February 8, 2002, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 covering both the Notes and the shares of common stock into which they can be converted.

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

   The following table reflects Teradyne's current contractual obligations:

            Non-cancelable          Convertible Mortgage
                Lease      Interest   Senior     Notes    Notes  Other
             Commitments   on Debt*    Notes    Payable  Payable Debt    Total
            -------------- -------- ----------- -------- ------- ------ --------
                                       (in thousands)
2003.......    $ 23,843    $18,468              $ 1,088  $6,704  $  277 $ 50,380
2004.......      20,450     18,380                1,172             277   40,279
2005.......      17,592     18,284                1,263             277   37,416
2006.......      13,004     17,936   $400,000     1,244             277  432,461
2007.......      10,840        671               39,224             277   51,012
Beyond 2007      19,993        865                5,040           1,510   27,408
               --------    -------   --------   -------  ------  ------ --------
TOTAL......    $105,722    $74,604   $400,000   $49,031  $6,704  $2,895 $638,956

*  Includes interest on convertible notes.

   Teradyne believes its cash, cash equivalents, and marketable securities balance of $541.1 million will be sufficient to meet working capital and expenditure needs for at least the next twenty-four months. Depending on market conditions and funding requirements, Teradyne may seek additional external financing. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

   Teradyne's equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to Teradyne's operation and productivity. Approximately 80% of Teradyne's employees participate in its equity compensation program. Of the stock options Teradyne granted in 2002, 89% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

   Stock option plan activity for the years 2002, 2001, and 2000 follows (in thousands):

                                              2002     2001    2000
                                             ------  -------  ------
          Outstanding at January 1.......... 29,750   22,745  19,225
             Options granted................  7,205   10,289   7,905
             Options exercised.............. (1,152)  (2,766) (3,217)
             Options canceled............... (2,382)    (518) (1,168)
                                             ------  -------  ------
          Outstanding at December 31........ 33,421   29,750  22,745
                                             ======  =======  ======
          Exercisable at December 31........ 19,296   13,545   8,758
                                             ======  =======  ======
          Available for grant at January 1.. 29,841    4,612  11,349
          Grants............................ (7,205) (10,289) (7,905)
          Cancellations.....................  2,382      518   1,168
          Additional shares reserved........     --   35,000      --
                                             ------  -------  ------
          Available for grant at December 31 25,018   29,841   4,612
                                             ======  =======  ======

Employee and Executive Option Grants

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                                  2002     2001   2000
                                                                                  ------  ------  -----
Net grants during the period as a percentage of outstanding shares at the end of
  such period...................................................................  2.63%    5.39%  3.90%
Grants to Named Executive Officers* during the period as a percentage of
  outstanding shares at the end of such period..................................  0.44%    0.63%  0.25%
Grants to Named Executive Officers* during the period as a percentage of total
  options granted during such period............................................ 11.24%   11.16%  5.53%
Cumulative options held by Named Executive Officers* as a percentage of
  total options outstanding at the end of such period........................... 10.33%    8.88%  8.44%

* The term "Named Executive Officers" as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers.

   Summary of in-the-money and out-of the-money option information at December 31, 2002:

                                Exercisable            Unexercisable               Total
                          ----------------------- ----------------------- -----------------------
                                 Weighted-Average        Weighted-Average        Weighted-Average
December 31, 2002         Shares  Exercise Price  Shares  Exercise Price  Shares  Exercise Price
-----------------         ------ ---------------- ------ ---------------- ------ ----------------
                                                   (Shares in thousands)
In-the-Money.............  6,394      $10.67         132      $11.64       6,526      $10.69
Out-of-the-Money(1)...... 12,902       29.68      13,993       23.57      26,895       26.50
                          ------      ------      ------      ------      ------      ------
Total Options Outstanding 19,296      $23.38      14,125      $23.45      33,421      $23.41
                          ======      ======      ======      ======      ======      ======

(1) Out-of-the-money options are those options with an exercise price equal to or above $13.01, the closing price of Teradyne's common stock as of December 31, 2002.

Executive Options

   Options granted to Named Executive Officers, year-to-date, as of December 31, 2002:

                                     Individual Grants
                     --------------------------------------------------
                     Number of   Percent of Total
                     Securities Options Granted to Exercise
                     Underlying Employees Year to  Price Per Expiration
                      Options    Granted Date(1)     Share      Date      5%(2)      10%(2)
                     ---------- ------------------ --------- ---------- ---------- ----------
George W. Chamillard  300,000          4.16%        $17.48    7/19/09   $2,134,835 $4,975,072
Gregory R. Beecher..  100,000          1.39          17.48    7/19/09      711,612  1,658,357
Michael A. Bradley..  115,000          1.60          17.48    7/19/09      818,353  1,907,111
John M. Casey.......   80,000          1.11          17.48    7/19/09      569,289  1,326,686
Edward Rogas, Jr....  115,000          1.60          17.48    7/19/09      818,353  1,907,111
Richard E. Schneider  100,000          1.39          17.48    7/19/09      711,612  1,658,357

(1) Based on a year-to-date total of 7,205,435 shares subject to options granted during the year ended December 31, 2002 to employees under Teradyne's option plans.

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

   Year-to-date option exercises and aggregate remaining option holdings and option values of Named Executive Officers as of December 31, 2002:

                                                Number of Securities
                                               Underlying Unexercised     Values of Unexercised
                                                     Options at          In-the Money Options at
                     Shares Acquired              December 31, 2002       December 31, 2002(1)
                     on Year-to-Date  Value   ------------------------- -------------------------
        Name            Exercise     Realized Exercisable Unexercisable Exercisable Unexercisable
        ----         --------------- -------- ----------- ------------- ----------- -------------
George W. Chamillard        0           $0      785,714      681,855     $726,217        $0
Gregory R. Beecher..        0            0       59,391      196,570            0         0
Michael A. Bradley..        0            0      328,922      202,459      403,258         0
John M. Casey.......        0            0      221,215      136,856      241,955         0
Edward Rogas, Jr....        0            0      325,922      203,459      449,395         0
Richard E. Schneider        0            0      132,841      149,120       78,609         0

(1) Option values based on stock price of $13.01, the closing price of Teradyne's common stock as of December 31, 2002

Equity Compensation Plans

   In addition to Teradyne's 1996 Employee Stock Purchase Plan discussed in "Note P: Stock Based Compensation," Teradyne maintains three equity compensation plans under which its equity securities are authorized for issuance to the Corporation's employees, directors and/or consultants:

1) 1991 Employee Stock Option Plan;

2) 1997 Employee Stock Option Plan; and

3) 1996 Non-Employee Director Stock Option Plan

   The purpose of these plans is to promote the interests of Teradyne by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of Teradyne. Except for the 1997 Employee Stock Option Plan, each of the foregoing plans was approved by Teradyne's shareholders.

   The following table presents information about these plans as of December 31, 2002:

                                           (1)                  (2)                        (3)
                                   -------------------- -------------------- -------------------------------
                                   Number of securities                      Number of securities remaining
                                    to be issued upon     Weighted-average    available for future issuance
                                       exercise of       exercise price of   under stock option compensation
                                   outstanding options, outstanding options,   plans (excluding securities
          Plan category            warrants, and rights warrants, and rights     reflected in column(1))
          -------------            -------------------- -------------------- -------------------------------
                                                             (Shares in thousands)
Stock option plans approved by
  shareholders....................         6,719               $21.78                     3,804
Stock option plans not approved by
  shareholders(1).................        26,124               $22.70                    21,214
                                          ------               ------                    ------
Total.............................        32,843               $22.51                    25,018
                                          ======               ======                    ======

(1) In connection with the acquisition of GenRad, Inc. in October 2001 (the "Acquisition"), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors' Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan

   (collectively, the "GenRad Plans"). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2002, there were outstanding options exercisable for an aggregate of 578 shares of Teradyne common stock pursuant to the GenRad Plans, with a weighted average exercise price of $74.77 per share.

1991 Employee Stock Option Plan (the "1991 Plan")

   Under the 1991 Plan, Teradyne is authorized to issue options which qualify as incentive stock options under the Internal Revenue Code of 1986, as amended ("ISOs") and non-qualified stock options ("NQOs"), up to a maximum of 30,000,000 shares of Teradyne common stock. ISOs may be granted only to employees of Teradyne and its subsidiaries and NQOs may be granted to employees, consultants and directors who are also employees of Teradyne. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant, and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 200,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted options to purchase, in the aggregate, more than 300,000 shares of common stock under the 1991 Plan during any fiscal year. Teradyne's Compensation Committee administers the 1991 Plan and specifies at the time of grant of an option whether such option will be an ISO or NQO, the number of shares subject to the option, its exercise price and other pertinent terms, including vesting provisions. Generally, the term of each option may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee's option may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1991 Plan is a fixed accounting plan which expires in 2011.

The 1997 Employee Stock Option Plan (the "1997 Plan")

   Under the 1997 Plan, Teradyne is authorized to issue ISOs to employees of Teradyne and its subsidiaries, and NQOs, stock awards and authorizations to purchase Teradyne common stock to employees, consultants or directors (provided that no options may be granted to non-employee directors) up to a maximum of 53,000,000 shares. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 400,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted an option to acquire more than 4,000,000 shares of common stock under the 1997 Plan during any fiscal year. Teradyne's Compensation Committee administers the 1997 Plan and specifies at the time of grant of an award, the pertinent terms of such award, including, if such award is an option, whether such option will be an ISO or NQO, the number of shares subject to the award, its exercise price and vesting provisions. Generally, the term of each award may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee's award may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1997 Plan is a fixed accounting plan which expires in 2007.

   Options granted prior to September 2001 under the 1991 and 1997 Plans vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted under the 1991 and 1997 Plans vest in equal installments over four years and have a maximum term of seven years. In addition, Teradyne made a one-time grant to all employees under the 1991 and 1997 Plans that vests over two years and has a term of seven years.

1996 Non-Employee Director Stock Option Plan (the "1996 Plan")

   Each non-employee director of Teradyne is entitled to participate in the 1996 Plan. Under the 1996 Plan, Teradyne is authorized to issue options to purchase up to a maximum of 1,600,000 shares of common stock. The 1996 Plan provides for the automatic grant (i) of an option to purchase 22,500 shares of Teradyne common stock to each non-employee director who becomes a member of the Board of Directors on or after August 26, 1999, (ii) on February 5, 2001, of an option to purchase 6,750 shares of Teradyne common stock to each person who was a non-employee director on February 7, 2000, (iii) on February 5, 2001, of an option to purchase 15,750 shares of Teradyne common stock to each non-employee who became a new member of the Board during February 2000, and (iv) of an option to purchase 11,250 shares of Teradyne common stock to each person who is a non-employee director on the first Monday in February in each year beginning on February 5, 2001 and continuing throughout the term of the Plan. No other options shall be granted under the terms of the 1996 Plan. Options granted under the 1996 Plan must be NQOs, shall be granted at 100% of the fair market value of the common stock on the date of grant. Options granted under the 1996 Plan prior to January 2002 expire five years following the date of grant and options granted thereafter expire seven years following the date of grant. Options granted under the 1996 Plan prior to February 5, 2001 become exercisable at the rate of 25% per year and options granted on or after February 5, 2001 are immediately exercisable. Teradyne's Compensation Committee administers the 1996 Plan. Generally, if an optionee ceases to be a director of Teradyne other than by reason of death, no further installments of his or her options become exercisable and the options terminate after three months. However, under certain circumstances, unless a board member becomes a director of a competitor of Teradyne, if the board member goes into government service or retires from the Board of Directors, such option may be exercised within its original terms. The 1996 Plan is a fixed accounting plan which expires in 2006.

Recently Issued Accounting Pronouncements

   In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Teradyne has determined that the adoption of SFAS 146 will not have a material impact on its financial position and results of operations.

   In December of 2002, FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 and the amendment to Accounting Principles Board No. 28, "Interim Financial Reporting," in SFAS 148 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Teradyne has determined that SFAS 148 will not have a material impact on its financial position and results of operations and has adopted the disclosure requirements in this Form 10-K.

   In February 2003, FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables". EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Teradyne is currently in the process of reviewing EITF 00-21.

   In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Teradyne has determined that the adoption of FIN 45 will not have a material impact on its financial statements and results of operations and has adopted the disclosure requirements in this Form 10-K.

   In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 to have a material impact on its financial position and results of operations.

Certain Factors That May Affect Future Results

   From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne's business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for Teradyne's products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause Teradyne's actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne's filings with the Securities and Exchange Commission.

Teradyne's Business Is Impacted by the Slowdown in Economies Worldwide.

   Teradyne's business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies have caused companies to reduce capital investments and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when Teradyne will return to profitability. The effects of the economic decline are being felt across all of Teradyne's business segments and continue to result in significantly reduced customer orders.

Current Geopolitical Turmoil and the Continuing Threat of Domestic and International Terrorist Attacks May Adversely Impact Teradyne's Revenues.

   International turmoil, exacerbated by the war in Iraq and the escalating tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect Teradyne's ability to generate revenue on a predictable basis. In addition, recent terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As Teradyne sells products both in the United States and internationally, the threat of future terrorist attacks may adversely affect Teradyne's business. These conditions make it difficult for Teradyne, and it customers, to accurately forecast and plan future business activities and could have a material adverse effect on Teradyne's business, financial condition and results of operations.

Teradyne's Business is Dependent on the Current and Anticipated Market for Electronics.

   Teradyne's business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the continued slump in new orders will turn around in the future or that any increase in sales or new orders for a calendar year will be sustained in subsequent years. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne's business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne's Business.

   Teradyne has taken and expects to continue to take measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, closed facilities, reduced the pay of certain employees, implemented furloughs, discontinued certain of its product lines, implemented material cost reduction programs, reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne's business by reducing its pool of technical talent, decreasing or slowing improvements in its products, increasing Teradyne's debt, and making it more difficult for Teradyne to respond to customers or competitors.

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

   For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending in Federal District Court, San Diego, California, by the former owners of those companies naming as defendants Teradyne and two of its executive officers. This case is further described in "Item 3: Legal Proceedings" in this Form 10-K.

   Additionally, in 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. This case is further described in "Item 1: Business" under "Environmental Affairs" in this Form 10-K.

   In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne's expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

   Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne's motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed in "Item 3: Legal Proceedings," which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

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

Teradyne Is Subject to Intense Competition.

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

Teradyne Is Subject to Risks of Operating Internationally.

   Teradyne derives a significant portion of its total revenue from customers outside the United States. Teradyne's international sales are subject to significant risks and difficulties, including:

   . unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
   .   compliance with customs regulations;
   .   changes in tariffs and exchange rates;
   . political and economic instability, acts of terrorism and international conflicts;
   .   difficulties in accounts receivable collection;
   .   difficulties in staffing and managing international operations; and
   . potentially adverse tax consequences, such as the World Trade Organization's dispute against the U.S. Foreign Sales Credit.

Teradyne's Business May Suffer if it is Unable to Attract and Retain Key Employees.

   Competition for certain employees with skills required by Teradyne is intense in the high technology industry. Teradyne's success will depend on its ability to attract and retain key technical employees in this business segment. The loss of one or more key or other employees, Teradyne's inability to attract additional qualified employees or the delay in hiring key personnel could each have a material adverse effect on Teradyne's business, results of operations or financial condition.

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

Teradyne May Not Be Able to Satisfy Certain Obligations in the Event of a Change in Control.

   The indenture governing the Notes contains provisions that apply to a change in control of Teradyne. If a change in control as defined in the indenture is triggered, Teradyne may be required to offer to purchase the Notes with cash. If Teradyne has to make that offer, Teradyne cannot be sure that it will have enough funds to pay for all the Notes that the holders could tender.

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

If Teradyne is Required to Account for Options Under Its Employee Stock Plans as a Compensation Expense, Teradyne's Compensation Expense Would Be Increased.

   There has been an increasing public debate about the proper accounting treatment for employee stock options. Teradyne currently discloses pro forma compensation expense quarterly by calculating the grants fair value and disclosing the impact on net (loss) earnings and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require Teradyne to record the fair value of all stock options as compensation expense in its consolidated statement of operations. Note B, "Accounting Policies," of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on Teradyne's net (loss) income and (loss) earnings per share if it had been in effect during the past three years. Also included in Item 7:
"Management's Discussion and Analysis of Financial Condition and Results of Operations," Teradyne has included stock-based compensation disclosures that exceed current disclosure requirements.

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

Teradyne's Operating Results Are Likely to Fluctuate Significantly.

   Teradyne's quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

   .   competitive pressures on selling prices;
   . the timing of customer orders and the deferral or cancellation of orders previously received;
   .   provisions for excess and obsolete inventory;
   .   charges for certain long-lived assets, including goodwill;
   .   changes in product mix;
   . Teradyne's ability to introduce new products and technologies on a timely basis;
   .   the introduction of products and technologies by Teradyne's competitors;
   .   market acceptance of Teradyne's and its competitors' products;
   .   fulfilling backlog on a timely basis;
   .   reliance on sole source suppliers;
   .   potential retrofit costs;
   .   the level of orders received which can be shipped in a quarter; and
   .   the timing of investments in engineering and development.

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

Exchange Rate Risk Management

   Teradyne regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce Teradyne's risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Teradyne does not engage in currency speculation.

   At December 31, 2002 and 2001, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $11.9 million and $11.0 million, respectively. A 10% fluctuation in exchange rates for 2002 and 2001 currencies would change the fair value by approximately $1.2 million and $1.3 million, respectively. However, since these contracts hedge non-U.S. currency assets and liabilities, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of these assets and liabilities being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 2002 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk Management

   Teradyne is exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities. Debt with interest rate risk includes the fixed rate convertible debt and mortgages.

   In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the convertible debt was "out-of- the-money" at year end, it was treated as a fixed rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential decrease in the fair value resulting from a hypothetical increase in interest rates for securities contained in the investment portfolio. On this basis, the potential loss in fair value from changes in interest rates is $6.9 million and $7.1 million as of December 31, 2002 and 2001, respectively. The potential loss reflects a fair value loss on debt offset by a fair value gain on investments. Teradyne expects to hold its debt to maturity or conversion, whichever is sooner. Therefore, the realization of the potential loss on the debt obligations is unlikely.

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

   Management is responsible for maintaining a system of internal controls and procedures to provide reasonable assurance, at an appropriate cost/benefit relationship, that assets are safeguarded and that transactions are authorized, recorded and reported properly. The internal control system is augmented by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business ethics applicable to all employees of Teradyne and its subsidiaries. Management believes that Teradyne's internal controls provide reasonable assurance that assets are safeguarded against material loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements and other data and maintaining accountability for assets.

   The Audit Committee of the Board of Directors, composed solely of Directors who are not employees or officers of Teradyne, meets periodically with the independent accountants, internal auditors and management to discuss internal controls, auditing and financial reporting matters. The Audit Committee reviews with the independent accountants the scope and results of the audit. The Audit Committee also meets with the independent accountants without management present to ensure that the independent accountants have free access to the Audit Committee.

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

/S/  GEORGE W. CHAMILLARD
--------------------------------------
George W. Chamillard
Chairman, President and Chief Executive Officer

/S/  GREGORY R. BEECHER
--------------------------------------
Gregory R. Beecher
Vice President and Chief Financial Officer
March 26, 2003

Item 8:  Financial Statements and Supplementary Data

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Directors and Shareholders of Teradyne, Inc.:

   In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note C to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of recognizing revenue.

   As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                                          PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 13, 2003

                                TERADYNE, INC.

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2002 and 2001

                                                                2002        2001
                                                             ----------  ----------
                                                                 (in thousands)
                          ASSETS
Current assets:.............................................
 Cash and cash equivalents.................................. $  251,521  $  317,591
 Marketable securities......................................     73,833      50,096
 Accounts receivable, less allowance for doubtful accounts
   of $5,749 and $6,294 in 2002 and 2001, respectively......    174,838     169,630
 Income tax receivable and prepaid amounts..................      4,816      97,000
 Inventories
   Parts....................................................    165,149     262,520
   Assemblies in process....................................    106,156     132,097
   Finished goods...........................................      8,245      12,372
                                                             ----------  ----------
                                                                279,550     406,989
 Deferred tax assets........................................         --     141,013
 Prepayments and other current assets.......................     24,715      24,703
                                                             ----------  ----------
    Total current assets....................................    809,273   1,207,022
Property, plant, and equipment:
 Land.......................................................     73,394      73,141
 Buildings and improvements.................................    353,641     348,710
 Machinery and equipment....................................    952,830     918,163
 Construction in progress...................................     40,615     104,515
                                                             ----------  ----------
    Total...................................................  1,420,480   1,444,529
                                                             ----------  ----------
 Less: Accumulated depreciation.............................   (735,214)   (608,963)
                                                             ----------  ----------
 Net property, plant, and equipment.........................    685,266     835,566
Marketable securities.......................................    215,703     218,544
Deferred tax assets--long-term..............................         --       4,313
Goodwill....................................................    118,203     190,276
Intangible and other assets.................................     66,232      86,670
                                                             ----------  ----------
    Total assets............................................ $1,894,677  $2,542,391
                                                             ==========  ==========
                        LIABILITIES
Current liabilities:
 Notes payable--banks....................................... $    6,704  $    6,557
 Current portion of long-term debt..........................      1,365       1,263
 Accounts payable...........................................     63,328      59,761
 Accrued employees' compensation and withholdings...........     96,848      78,727
 Deferred revenue and customer advances.....................     27,615      52,220
 Other accrued liabilities..................................     73,918      76,519
 Accrued income taxes.......................................      9,587       1,292
                                                             ----------  ----------
    Total current liabilities...............................    279,365     276,339
Long-term other accrued liabilities.........................    136,278      49,986
Long-term debt..............................................    450,561     451,682
                                                             ----------  ----------
Total liabilities...........................................    866,204     778,007
                                                             ----------  ----------
Commitments and contingencies (Note J)
                   SHAREHOLDERS' EQUITY
Common stock, $0.125 par value, 1,000,000 shares
 authorized, 209,851 and 207,774 shares issued in 2002 and
 2001, respectively and 183,196 and 181,119 shares
 outstanding in 2002 and 2001, respectively.................     26,231      25,972
Additional paid-in capital..................................  1,195,246   1,154,266
Treasury stock, at cost, 26,655 shares in 2002 and 2001.....   (557,057)   (557,057)
Accumulated other comprehensive loss........................    (66,423)     (7,742)
Retained earnings...........................................    430,476   1,148,945
                                                             ----------  ----------
    Total shareholders' equity..............................  1,028,473   1,764,384
                                                             ----------  ----------
Total liabilities and shareholders' equity.................. $1,894,677  $2,542,391
                                                             ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                           2002        2001        2000
                                                        ----------  ----------  ----------
                                                                  (in thousands,
                                                             except per share amounts)
Net revenue:...........................................
 Products.............................................. $  992,127  $1,233,728  $2,828,892
 Services..............................................    230,109     206,853     215,054
                                                        ----------  ----------  ----------
    Total net revenue..................................  1,222,236   1,440,581   3,043,946
Expenses:
 Cost of products......................................    829,172   1,016,236   1,468,885
 Cost of services......................................    160,395     145,496     138,489
                                                        ----------  ----------  ----------
    Total cost of sales................................    989,567   1,161,732   1,607,374
 Engineering and development...........................    293,922     287,318     348,024
 Selling and administrative............................    290,376     270,084     377,783
 Restructuring and other charges.......................    204,176      74,292          --
                                                        ----------  ----------  ----------
                                                         1,778,041   1,793,426   2,333,181
                                                        ----------  ----------  ----------
(Loss) income from operations..........................   (555,805)   (352,845)    710,765
Interest income........................................     16,953      22,743      25,106
Interest expense.......................................    (21,783)     (4,091)     (1,841)
Other income and expense, net..........................       (310)      8,040       5,618
                                                        ----------  ----------  ----------
(Loss) income before income taxes and cumulative
 effect of change in accounting principle..............   (560,945)   (326,153)    739,648
Provision for (benefit from) income taxes..............    157,524    (123,938)    221,894
                                                        ----------  ----------  ----------
(Loss) income before cumulative effect of change in
 accounting principle..................................   (718,469)   (202,215)    517,754
Cumulative effect of change in accounting principle,
 net of applicable tax of $27,488 (Note C).............         --          --     (64,138)
                                                        ----------  ----------  ----------
Net (loss) income...................................... $ (718,469) $ (202,215) $  453,616
                                                        ==========  ==========  ==========
(Loss) income per common share before cumulative
 effect of change in accounting principle--basic....... $    (3.93) $    (1.15) $     2.99
                                                        ==========  ==========  ==========
Cumulative effect of change in accounting
 principle--basic...................................... $       --  $       --  $    (0.37)
                                                        ==========  ==========  ==========
Net (loss) income per common share--basic.............. $    (3.93) $    (1.15) $     2.62
                                                        ==========  ==========  ==========
(Loss) income per common share before cumulative
 effect of change in accounting principle--diluted..... $    (3.93) $    (1.15) $     2.86
                                                        ==========  ==========  ==========
Cumulative effect of change in accounting
 principle--diluted.................................... $       --  $       --  $    (0.35)
                                                        ==========  ==========  ==========
Net (loss) income per common share--diluted............ $    (3.93) $    (1.15) $     2.51
                                                        ==========  ==========  ==========
Shares used in net income per common share--basic......    182,861     175,828     173,312
                                                        ==========  ==========  ==========
Shares used in net income per common share--diluted....    182,861     175,828     181,011
                                                        ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 Years Ended December 31, 2002, 2001 and 2000

                                  Shares
                            ------------------
                                                                                Accumulated
                                                Common   Additional                Other                     Total
                                               Stock Par  Paid-in    Treasury  Comprehensive  Retained   Shareholders'
                            Issued  Reacquired   Value    Capital     Stock        Loss       Earnings      Equity
                            ------- ---------- --------- ---------- ---------  ------------- ----------  -------------
                                                                         (in thousands)
Balance, December 31,
 1999...................... 193,205   22,886    $24,151  $  640,922 $(409,585)   $      0    $  897,544   $1,153,032
Issuance of stock to
 employees under
 benefit plans.............   4,168                 521      54,742                                           55,263
Tax benefit from stock
 options...................                                  88,046                                           88,046
Shares issued to effect
 acquisition...............   1,841                 230     104,256                                          104,486
Repurchase of stock........            3,769                         (147,472)                              (147,472)
Comprehensive income:
Net income.................                                                                     453,616      453,616

  Total comprehensive
   income..................
                            -------   ------    -------  ---------- ---------    --------    ----------   ----------
Balance, December 31,
 2000...................... 199,214   26,655    $24,902  $  887,966 $(557,057)   $      0    $1,351,160   $1,706,971
Issuance of stock to
 employees under
 benefit plans.............   3,609                 451      58,092                                           58,543
Tax benefit from stock
 options...................                                  23,319                                           23,319
Shares issued to effect
 acquisition...............   4,951                 619     184,889                                          185,508
Comprehensive loss:
Net loss...................                                                                    (202,215)    (202,215)
Unrealized gains on
 investments, net of
 tax of $2,168.............                                                         3,546                      3,546
Additional minimum
 pension liability, net
 of tax of $6,918..........                                                       (11,288)                   (11,288)

  Total comprehensive
   loss....................
                            -------   ------    -------  ---------- ---------    --------    ----------   ----------
Balance, December 31,
 2001...................... 207,774   26,655    $25,972  $1,154,266 $(557,057)   $ (7,742)   $1,148,945   $1,764,384
Issuance of stock to
 employees under
 benefit plans.............   2,077                 259      40,980                                           41,239
Comprehensive loss:
Net loss...................                                                                    (718,469)    (718,469)
Foreign currency
 translation
 adjustment................                                                          (104)                      (104)
Reclassification adjustment
 for loss on marketable
 securities included in net
 loss net of applicable tax
 of $0.....................                                                           942                        942
Unrealized gains on
 investments, net of
 applicable tax of
 $0........................                                                           829                        829
Additional minimum
 pension liability, net
 of applicable tax of
 $0........................                                                       (60,348)                   (60,348)

  Total comprehensive
   loss....................
                            -------   ------    -------  ---------- ---------    --------    ----------   ----------
Balance, December 31,
 2002...................... 209,851   26,655    $26,231  $1,195,246 $(557,057)   $(66,423)   $  430,476   $1,028,473
                            =======   ======    =======  ========== =========    ========    ==========   ==========




                            Comprehensive
                            Income (Loss)
                            -------------

Balance, December 31,
 1999......................
Issuance of stock to
 employees under
 benefit plans.............
Tax benefit from stock
 options...................
Shares issued to effect
 acquisition...............
Repurchase of stock........
Comprehensive income:
Net income.................   $ 453,616
                              ---------
  Total comprehensive
   income..................   $ 453,616
                              =========
Balance, December 31,
 2000......................
Issuance of stock to
 employees under
 benefit plans.............
Tax benefit from stock
 options...................
Shares issued to effect
 acquisition...............
Comprehensive loss:
Net loss...................   $(202,215)
Unrealized gains on
 investments, net of
 tax of $2,168.............       3,546
Additional minimum
 pension liability, net
 of tax of $6,918..........     (11,288)
                              ---------
  Total comprehensive
   loss....................   $(209,957)
                              =========
Balance, December 31,
 2001......................
Issuance of stock to
 employees under
 benefit plans.............
Comprehensive loss:
Net loss...................   $(718,469)
Foreign currency
 translation
 adjustment................        (104)
Reclassification adjustment
 for loss on marketable
 securities included in net
 loss net of applicable tax
 of $0.....................         942
Unrealized gains on
 investments, net of
 applicable tax of
 $0........................         829
Additional minimum
 pension liability, net
 of applicable tax of
 $0........................     (60,348)
                              ---------
  Total comprehensive
   loss....................   $(777,150)
                              =========
Balance, December 31,
 2002......................


   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years Ended December 31,
                                                     -------------------------------
                                                        2002       2001       2000
                                                     ---------  ---------  ---------
                                                              (in thousands)
Cash flows from operating activities:
 Net (loss) income.................................. $(718,469) $(202,215) $ 453,616
 Adjustments to reconcile net (loss) income to
   net cash (used for) provided by operating
   activities:
   Depreciation.....................................   151,811    130,949     99,929
   Amortization.....................................     7,878      7,719      1,933
   Gain on sale of business.........................        --    (14,779)        --
   Impairment of long-lived assets..................   155,930     35,338         --
   Provision for doubtful accounts..................     1,073      1,192      1,337
   Deferred income tax provision (credit)...........   145,326    (47,091)   (44,242)
   Other non-cash items, net........................    14,530     14,869    (10,997)
   Changes in operating assets and liabilities,
    net of businesses sold and acquired:
    Accounts receivable.............................    (6,281)   285,232   (115,267)
    Inventories.....................................   128,275    158,669   (235,319)
    Other assets....................................    89,775    (74,688)     7,589
    Accounts payable, deferred revenue and
     accruals.......................................    17,609   (367,568)   226,798
    Accrued income taxes............................     8,295     (6,599)    85,482
                                                     ---------  ---------  ---------
Net cash (used for) provided by operating
 activities.........................................    (4,248)   (78,972)   470,859
                                                     ---------  ---------  ---------
Cash flows from investing activities:
 Additions to property, plant, and equipment........   (46,434)  (198,180)  (235,189)
 Increase in equipment manufactured by the Company..   (29,925)   (43,269)   (63,053)
 Proceeds from sale of business, net of expenses....        --     26,250         --
 Purchases of held-to-maturity marketable
   securities.......................................  (139,716)  (230,255)  (409,180)
 Maturities of held-to-maturity marketable
   securities.......................................   139,697    156,984    394,006
 Purchases of available-for-sale marketable
   securities.......................................  (255,161)    (1,876)  (177,864)
 Proceeds from sales and maturities of
   available-for-sale marketable securities.........   237,741     31,415    177,104
 Cash paid for acquisition of assets................    (8,392)        --         --
 Cash acquired in acquisition.......................        --     11,593      1,885
                                                     ---------  ---------  ---------
Net cash used by investing activities...............  (102,190)  (247,338)  (312,291)
                                                     ---------  ---------  ---------
Cash flows from financing activities:
 Proceeds from convertible notes, net...............        --    389,000         --
 Proceeds from mortgage notes payable...............        --     45,000         --
 Payments of long-term debt.........................      (871)   (91,063)    (5,283)
 Issuance of common stock under stock option and
   stock purchase plans.............................    41,239     58,543     55,263
 Acquisition of treasury stock......................        --         --   (147,472)
                                                     ---------  ---------  ---------
Net cash provided by (used for) financing
 activities.........................................    40,368    401,480    (97,492)
                                                     ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents....   (66,070)    75,170     61,076
Cash and cash equivalents at beginning of year......   317,591    242,421    181,345
                                                     ---------  ---------  ---------
Cash and cash equivalents at end of year............ $ 251,521  $ 317,591  $ 242,421
                                                     =========  =========  =========
Supplementary disclosure of cash flow information:
 Cash paid (received) during the year for:
   Interest......................................... $  12,263  $   1,275  $   1,728
   Income taxes (received) paid..................... $ (88,823) $ (29,182) $ 130,416
 Businesses acquired:
   Fair value of assets acquired....................            $ 364,412  $ 119,887
   Liabilities assumed..............................            $ 172,872  $  15,401
   Common stock issued..............................            $ 185,508  $ 104,486

   The accompanying notes are an integral part of the consolidated financial statements.

                                TERADYNE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

   Teradyne, Inc. is the world's largest supplier of automatic test equipment, a leading provider of high performance interconnection systems and an emerging provider of electronic manufacturing services.

   Teradyne's automatic test equipment products include systems that:

   .   test semiconductors ("Semiconductor Test Systems");
   . test and inspect circuit-boards ("Circuit Board Test and Inspection Systems");
   . diagnose and test automotive electronics systems ("Diagnostic Solutions"); and
   .   test high speed voice and data communication ("Broadband Test Systems").

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

Preparation of Financial Statements and Use of Estimates

   The preparation of consolidated financial statements requires Teradyne to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, Teradyne evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies and litigation. Teradyne bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

                                TERADYNE, INC.

   For equipment where there is hardware and software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. In order to recognize revenue the functionality of the undelivered elements must not be essential to the delivered elements. Installation is not considered essential to the functionality of the product as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. In addition to installation, other elements may include extended warranties, customer support and undelivered products. Service revenue is recognized over the contractual period or as the services are performed. Teradyne's products are generally subject to warranty and related costs are provided for in cost of sales when product revenue is recognized.

   Interconnection systems and electronic manufacturing assembly services revenue is recognized upon shipment or delivery according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

   For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2 (SOP No. 97-2), "Software Revenue Recognition," as amended by SOP No. 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is deferred in instances when vendor specific objective evidence of fair value of undelivered elements is not determinable. Vendor specific evidence of fair value is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

   For certain contracts eligible for contract accounting under SOP No. 81-1 "Accounting for Performance of Construction-type and Certain Production-Type Contracts," revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined.

Inventories

   Inventories which include materials, labor and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such a writedown is identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

B. ACCOUNTING POLICIES--(Continued)

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

Goodwill, Intangible and Long-Lived Assets

   Beginning January 1, 2002 all goodwill amortization ceased in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Intangible assets are amortized over their estimated useful economic life using the straight line method and are carried at cost less accumulated amortization. Goodwill resulting from the GenRad acquisition which was completed after June 30, 2001 was not being amortized in accordance with the requirements of SFAS No. 142. Prior to January 1, 2002 all other goodwill was amortized over their estimated useful economic life using the straight line method and are carried at cost less accumulated amortization. Teradyne assesses goodwill for impairment at least annually, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

   Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires one method of accounting for long lived assets disposed of by sale. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management's best estimates using appropriate assumptions and projections at that time.

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

Advertising Costs

   Teradyne expenses all advertising costs as incurred. Advertising costs were $6.5 million, $10.3 million, and $16.8 million in 2002, 2001, and 2000, respectively.

                                TERADYNE, INC.

B. ACCOUNTING POLICIES--(Continued)


Product Warranty

   Teradyne generally provides a one year warranty on its products commencing upon installation. A provision is recorded upon revenue recognition to cost of sales for estimated warranty expense based upon historical experience. Related costs are expensed as incurred. The balance below is included in other accrued liabilities.

                                                                                Balance
                                                                             --------------
                                                                             (in thousands)
Balance at December 31, 2001................................................    $  9,584
Accruals for warranties issued during the period............................      11,991
Accruals related to pre-existing warranties (including changes in estimates)         902
Settlements made during the period..........................................     (13,390)
                                                                                --------
Balance at December 31, 2002................................................    $  9,087
                                                                                ========

   When Teradyne receives revenue for extended warranties beyond one year it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue.

                                                             Balance
                                                          --------------
                                                          (in thousands)
        Balance at December 31, 2001.....................    $ 4,954
        Deferral of new extended warranty revenue........      1,208
        Recognition of extended warranty deferred revenue     (4,028)
                                                             -------
        Balance at December 31, 2002.....................    $ 2,134
                                                             =======

Employee Stock Option Plans and Employee Stock Purchase Plan

   Teradyne accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" ("APB 25") and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" ("FAS 123"), was followed. Teradyne's employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for Teradyne's stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the years 2002, 2001, and 2000 would have been (in millions, except per share amounts):

                                                                               2002     2001    2000
                                                                             -------  -------  ------
(Loss) income before cumulative effect of change in accounting principle as reported.................................................................. $(718.5) $(202.2) $517.8
Deduct: Total stock-based employee compensation expense determined under
  fair value method, net of related tax effects.............................  (110.3)   (73.5)  (59.8)
Pro forma (loss) income before cumulative effect of change in accounting principle.................................................................  (828.8)  (275.7)  458.0
(Loss) income before cumulative effect of change in accounting principle per
  common share--basic as reported...........................................   (3.93)   (1.15)   2.99
(Loss) income before cumulative effect of change in accounting principle per
  common share--basic pro forma.............................................   (4.53)   (1.57)   2.64
(Loss) income before cumulative effect of change in accounting principle per
  common share--diluted as reported.........................................   (3.93)   (1.15)   2.86
(Loss) income before cumulative effect of change in accounting principle per
  common share--diluted pro forma...........................................   (4.53)   (1.57)   2.53

                                TERADYNE, INC.

B. ACCOUNTING POLICIES--(Continued)

                                                                           2002     2001    2000
                                                                         -------  -------  ------
Net (loss) income as reported........................................... $(718.5) $(202.2) $453.6
Deduct: Total stock-based employee compensation expense determined under
  fair value method, net of related tax effects.........................  (110.3)   (73.5)  (59.8)
Pro forma net (loss) income.............................................  (828.8)  (275.7)  393.8

Net (loss) income per common share-basic as reported....................   (3.93)   (1.15)   2.62
Net (loss) income per common share-basic pro forma......................   (4.53)   (1.57)   2.27
Net (loss) income per common share-diluted as reported..................   (3.93)   (1.15)   2.51
Net (loss) income per common share-diluted pro forma....................   (4.53)   (1.57)   2.18

   The weighted average grant date fair value for options granted during 2002, 2001 and 2000 was $9.58, $11.90 and $15.34 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          2002  2001  2000
                                          ----  ----  ----
                    Expected life (years)  4.3   4.3   4.2
                    Interest rate........  3.4%  3.7%  5.7%
                    Volatility........... 67.1% 67.0% 63.7%
                    Dividend yield.......  0.0%  0.0%  0.0%

   The weighted-average fair value of employee stock purchase rights granted in 2002, 2001 and 2000 was $5.29, $12.56, and $17.98, respectively. The fair value of the employees' purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000, respectively:

                                          2002  2001  2000
                                          ----  ----  ----
                    Expected life (years)  1.0   1.0   1.0
                    Interest rate........  1.3%  2.2%  6.0%
                    Volatility........... 63.9% 67.0% 81.5%
                    Dividend yield.......  0.0%  0.0%  0.0%

Investments in Other Companies

   Teradyne holds minority interests in public and private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne's proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2002 and 2001, these investments were $6.2 million and $14.4 million, respectively.

                                TERADYNE, INC.

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

   U.S. income taxes are provided for on the retained earnings of non-U.S. sales and service subsidiaries whose earnings are expected to be remitted to the United States. U.S. income taxes are not provided for on the earnings of a non-U.S. manufacturing subsidiary which are expected to be reinvested indefinitely in operations outside the U.S.

Translation of Non U.S. Currencies

   Assets and liabilities of non U.S. subsidiaries except for Diagnostic Solutions, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. The functional currency for non-U.S. subsidiaries is the U.S. dollar except for Diagnostic Solutions. Diagnostic Solutions local currency is its functional currency. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized gains and losses resulting from currency remeasurement are included in operations and were immaterial for years ended December 31, 2002, 2001, and 2000.

Net (Loss) Income per Common Share

   Basic net (loss) income per common share is calculated by dividing net
(loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Diluted net (loss) earnings per share for 2002 and 2001 excludes the potentially dilutive effect of common stock equivalents as their effect is antidilutive.

Allowance for Doubtful Accounts

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

                                TERADYNE, INC.

Other Comprehensive (Loss) Income

   Comprehensive (loss) income includes net (loss) income, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, and cumulative translation adjustments.

C. CHANGE IN ACCOUNTING PRINCIPLE IN 2000

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

D. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In July 2002, FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Teradyne has determined that the adoption of SFAS 146 will not have a material impact on its financial position and results of operations.

   In December of 2002, FASB issued SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an Amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 in SFAS 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS 123 and the amendment to Accounting Principles Board No. 28, "Interim Financial Reporting," in SFAS 148 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Teradyne has determined that SFAS 148 will not have a material impact on its financial position and results of operations and has adopted the disclosure requirements in this Form 10-K.

   In February 2003, FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The

                                TERADYNE, INC.

guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Teradyne is currently in the process of reviewing EITF 00-21.

   In November 2002, FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Teradyne has determined that the adoption of FIN 45 will not have a material impact on its financial statements and results of operations and has adopted the disclosure requirements in this Form 10-K.

   In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 to have a material impact on its financial position and results of operations.

E. RISKS AND UNCERTAINTIES

   Teradyne's future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne's intellectual property rights, failure to develop new technologies and customers' failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne's competitors and competitive pricing pressures, risks of operating internationally, and risks associated with attracting and retaining key employees, possible requirement to expense stock options, risks associated with Teradyne's suppliers' failure to meet Teradyne's product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental laws and regulations, Teradyne's debt service obligations with respect to its issuance in 2001 of convertible senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, provisions of Teradyne's charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders and any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development.

   At present, Teradyne can predict neither the duration of the current slump nor when or if the situation is likely to materially improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne's inventory and certain long-lived assets considered realizable could be significantly reduced.

                                TERADYNE, INC.

F. ACQUISITIONS AND DIVESTITURES

   On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software, and diagnostic solutions. GenRad's business has been made part of the Circuit Board Test and Inspection Systems operating segment excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. Under the terms of the acquisition, Teradyne assumed approximately $89.7 million of debt which Teradyne repaid on October 26, 2001. The results of GenRad have been included since the acquisition date.

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

   Based on the exchange ratio of 0.1733 shares of Teradyne common stock for each GenRad share, Teradyne issued approximately 5.0 million common shares and
1.2 million vested employee stock options in the exchange, which increased common stockholders' equity by approximately $185.5 million. The common stock was valued at $34.90 per share, which was Teradyne's average common stock price over a five-day trading period, which included the public announcement date of August 2, 2001 and two days before and after the public announcement date. The employee stock options were valued using the Black-Scholes option pricing model, based on following assumptions prevalent at the August 2001 announcement date:

                          Expected life (years)   6.0
                          Interest rate........  4.1%
                          Volatility........... 63.2%
                          Dividend yield.......  0.0%

   This transaction was accounted for using the purchase method of accounting as required by SFAS 141, "Business Combinations," which was issued in the second quarter of 2001.

                                TERADYNE, INC.

   Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed on October 26, 2001:

                                                          (in thousands)
                                                          --------------
       Consideration:
          Common stock issued............................    $172,761
          Employee stock options.........................      12,747
          Transaction costs..............................       6,032
                                                             --------
              Total consideration........................    $191,540
                                                             --------
       Assets and liabilities acquired:
          Cash and cash equivalents......................    $ 11,593
          Accounts receivable............................      40,124
          Inventories....................................      57,863
          Other current assets...........................       7,847
          Property, plant, & equipment...................      28,568
          Long-term net deferred tax asset...............      25,534
          Intangible assets..............................      44,700
                                                             --------
              Total identifiable assets acquired.........     216,229
                                                             --------
       Accounts payable..................................      23,956
       Accrued employees' compensation and benefits......      31,507
       Other accrued liabilities.........................      17,059
       Deferred revenue..................................      10,700
       Long-term debt....................................      89,650
                                                             --------
              Total liabilities acquired.................     172,872
                                                             --------
              Total net identifiable assets acquired.....      43,357
                                                             --------
       Goodwill..........................................     148,183
                                                             --------
              Total net assets acquired..................    $191,540
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

   Goodwill related to the GenRad acquisition is reported as part of the Circuit Board Test and Inspection Systems segment and is not deductible for tax purposes. In 2002, Teradyne recorded impairment charges of $86.2 million against its Circuit Board Test and Inspection Systems goodwill and intangible assets. See Note I: "Goodwill and Intangible and Other Assets", for further information.

   In connection with its restructuring plan for GenRad in 2002, Teradyne recorded $4.3 million of additional goodwill relating to the finalization of its involuntary employee termination plan and recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations. All remaining severance benefits payable to these employees will be paid by the end of the third quarter of 2003.

                                TERADYNE, INC.

   The table below summarizes activity relating to GenRad employee termination and facility closure costs (in thousands):

                                        Severance   Facility
                                       and Benefits Related   Total
                                       ------------ -------- -------
          Balance at December 31, 2001   $ 1,006     $   --  $ 1,006
          Employee termination costs..     4,289         --    4,289
          Leased facility costs.......        --      2,167    2,167
          Cash payments...............    (4,970)      (450)  (5,420)
                                         -------     ------  -------
          Balance at December 31, 2002   $   325     $1,717  $ 2,042
                                         =======     ======  =======

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

                                                                                          Year Ended
                                                                                    ----------------------
                                                                                       2001        2000
                                                                                    ----------  ----------
                                                                                     (in thousands except
                                                                                      per share amounts)
Revenue............................................................................ $1,609,374  $3,385,601
(Loss) income before cumulative effect of change in accounting principle...........   (361,811)    535,079
Net (loss) income..................................................................   (361,811)    470,941
(Loss) income before cumulative effect of change in accounting principle--per share of common stock
   Basic........................................................................... $    (2.01) $     3.00
   Diluted......................................................................... $    (2.01) $     2.88
(Loss) income--per share of common stock
   Basic........................................................................... $    (2.01) $     2.64
   Diluted......................................................................... $    (2.01) $     2.53

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

                                                  (in thousands)
                                                  --------------
                Consideration:
                   Cash paid.....................     $8,392
                                                      ------
                       Total consideration.......     $8,392
                                                      ======
                Assets acquired:
                   Inventories...................     $  838
                   Property, plant, & equipment..      7,554
                                                      ------
                       Total assets acquired.....     $8,392
                                                      ======

   On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a gain of $14.8 million which has been recorded in other income and expense.

   On August 15, 2000, Teradyne acquired two California-based companies, both in the printed circuit board (PCB) industry: Herco Technology Corp. of San Diego, California, a fabricator of printed circuit boards, and Perception Laminates, Inc. of La Verne, California, which supplies PCB laminates and is a major supplier to Herco. The acquisitions are part of the Connection Systems operating segment. The cost of the acquired companies was $104.5 million with approximately 1.8 million shares of common stock issued. The acquisitions were accounted for using the purchase method of accounting and accordingly, the results have been included in our consolidated results of operations from the date of acquisition. As of January 1, 2002, goodwill resulting from the acquisitions is no longer amortized.

   The components of the purchase price allocation are as follows:

                                                (in thousands)
                                                --------------
                  Current assets...............    $ 20,140
                  Property, plant and equipment      41,650
                  Acquired intangibles.........       4,736
                  Goodwill.....................      53,361
                  Less: Liabilities assumed....      15,401
                                                   --------
                  Total........................    $104,486
                                                   ========

   On December 29, 2000, Teradyne sold a controlling interest in its software test business to an investor group led by Matrix Partners of Waltham, Massachusetts for approximately $28.7 million. The gain from the sale was immaterial. Teradyne has retained an ownership position of approximately 22% in the new company called Empirix. Teradyne has accounted for its investment in Empirix under the equity method of accounting. At December 31, 2002 and 2001, the carrying value of Teradyne's investment in Empirix was zero.

G. FINANCIAL INSTRUMENTS

Cash Equivalents

   Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

   Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 2002 or 2001. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income. The cost of securities sold is based on the specific identification method.

                                TERADYNE, INC.

   The short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2002 and 2001 these investments are reported as follows (in thousands):

                                                         Available-for-Sale
                                               --------------------------------------
                                                           Fair Market Net Unrealized Held-to-
                                                  Cost        Value     Gain/(Loss)   Maturity
2002                                           ----------- ----------- -------------- --------
Short-term marketable securities:
U.S. Treasury and government agency securities $    21,617  $ 21,817       $  200     $29,905
Corporate debt securities.....................      21,740    22,111          371
                                               -----------  --------       ------     -------
                                               $    43,357  $ 43,928       $  571     $29,905
                                               ===========  ========       ======     =======
Long-term marketable securities:
U.S. Treasury and government agency securities $   102,889  $104,781       $1,892
Corporate debt securities.....................     107,024   110,922        3,898
                                               -----------  --------       ------
                                               $   209,913  $215,703       $5,790
                                               ===========  ========       ======

                                                       Available-for-Sale
                                               -----------------------------------
                                                        Fair Market Net Unrealized Held-to-
                                                 Cost      Value     Gain/(Loss)   Maturity
2001                                           -------- ----------- -------------- --------
Short-term marketable securities:
U.S. Treasury and government agency securities $  7,255  $  7,282       $   27     $30,000
Corporate debt securities.....................   12,634    12,814          180
                                               --------  --------       ------     -------
                                               $ 19,889  $ 20,096       $  207     $30,000
                                               ========  ========       ======     =======
Long-term marketable securities:
U.S. Treasury and government agency securities  133,456  $133,958       $  502
Corporate debt securities.....................   82,390    84,586        2,196
                                               --------  --------       ------
                                               $215,846  $218,544       $2,698
                                               ========  ========       ======

Other

   As of December 31, 2002, the estimated fair value of Teradyne's convertible notes was approximately $359 million compared to the carrying value of $400 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on December 31, 2002.

   Fair values for Teradyne's non-convertible debt were determined based on interest rates that are currently available to Teradyne for the issuance of debt with similar terms and remaining maturities for debt issues and approximate carrying values.

   For all other balance sheet financial instruments, the carrying amount approximates fair value.

Derivatives

   Teradyne adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. SFAS 133 requires Teradyne to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS 133 did not have a material impact on Teradyne's financial position and results of operations.

                                TERADYNE, INC.

G. FINANCIAL INSTRUMENTS--(Continued)

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

   At December 31, 2002, Teradyne had the following forward currency contracts to buy U.S. dollars for non U.S. currencies with the following notional amounts totaling $11.9 million; $5.0 million Japanese Yen, $6.4 million British pound sterling, and $0.5 million Swedish Krona. At December 31, 2001, the face amount of outstanding forward currency contracts to buy U.S. dollars for non U.S. currencies was $11.0 million. The fair value of the outstanding contracts at December 31, 2002 and 2001 was not material. Realized gains related to forward contracts hedging net monetary position were $0.9 million, $4.1 million, and $7.0 million for 2002, 2001, and 2000, respectively. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

   Teradyne holds warrants to purchase 0.3 million shares of common stock of LogicVision, Inc., a public technology company, at an exercise price of $4.86 per share. In accordance with SFAS 133, Teradyne recorded a loss of $2.1 million and a gain of $2.0 million in other income and expense for the changes in fair value of the warrants for the year ended December 31, 2002 and 2001, respectively. The fair value of the warrant is included in other assets.

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

H. DEBT

   Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):

                                              2002     2001
                                            -------- --------
                   Convertible senior notes $400,000 $400,000
                   Mortgage notes payable..   49,031   50,040
                   Other long-term debt....    2,895    2,905
                                            -------- --------
                   Total...................  451,926  452,945
                   Less current maturities.    1,365    1,263
                                            -------- --------
                                            $450,561 $451,682
                                            -------- --------

                                TERADYNE, INC.

H.  DEBT--(Continued)

   The total maturities of long-term debt for the succeeding five years and thereafter are: 2003--$1.4 million; 2004--$1.4 million; 2005--$1.5 million; 2006--$401.5 million; 2007--$39.5 million; and $6.6 million thereafter.

Convertible Senior Notes

   In 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the "Notes") in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. On or after October 18, 2004, Teradyne may redeem the Notes in whole or in part at the prices set forth below. The redemption price, expressed as a percentage of principal amount, is as follows for the designated periods:

 Period                                                       Redemption Price
 ------                                                       ----------------
 Beginning on October 18, 2004 and ending on October 14, 2005     101.50%
 Beginning on October 15, 2005 and ending on October 14, 2006     100.75%

and thereafter equal to 100% of the principal amount.

   Teradyne began making annual interest payments of up to $15 million, paid semi-annually, on the Notes on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne's existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash.

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

   In 1983, Teradyne obtained a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by Teradyne's property at 321 Harrison Avenue, which may, at Teradyne's option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 41/2 years of the loan was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, Teradyne has been making semi-annual interest payments.

Short-term Borrowings

   The weighted average interest rates on short-term borrowings outstanding in Japan as of December 31, 2002 and 2001 was 1.2% for both years.

                                TERADYNE, INC.

I. GOODWILL, INTANGIBLE AND OTHER ASSETS

   At December 31, 2002 and 2001, the goodwill and intangible and other assets were:

                                                                            2002      2001
                                                                          --------  --------
                                                                            (In thousands)
Goodwill................................................................. $118,203  $190,276
                                                                          ========  ========
Intangible and other assets:
   Completed technology.................................................. $ 28,649  $ 35,600
   Service and software maintenance contracts and customer relationships.    8,633     8,993
   Tradenames and trademarks.............................................    3,800     3,800
   Other intangibles assets..............................................       --     1,535
                                                                          --------  --------
       Total intangible assets...........................................   41,082    49,928
Less accumulated amortization............................................  (10,288)   (3,602)
                                                                          --------  --------
       Total net intangible assets.......................................   30,794    46,326
Other assets.............................................................   35,438    40,344
                                                                          --------  --------
       Net intangible and other assets................................... $ 66,232  $ 86,670
                                                                          ========  ========

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

Intangible assets

   Teradyne adopted SFAS 142 on January 1, 2002. In accordance with this statement, Teradyne reassessed the classification of its goodwill and intangible assets. This analysis, which was completed during the quarter ended March 31, 2002, resulted in the reclassification of workforce related intangibles of $0.4 million to goodwill. Also, in accordance with this statement, Teradyne reassessed the useful lives of its amortizable intangible assets and determined the lives were appropriate.

                                TERADYNE, INC.

   Amortizable intangible assets consist of the following:

                                                                    December 31, 2002
                                                        ------------------------------------------
                                                         Gross                  Net     Weighted
                                                        Carrying Accumulated  Carrying   Average
                                                         Amount  Amortization  Amount  Useful Life
                                                        -------- ------------ -------- -----------
                                                                      (in thousands)
Completed technology................................... $28,649    $ 5,790    $22,859   7.5 years
Service and software maintenance contracts and customer
  relationships........................................   8,633      3,944      4,689   5.7 years
Tradenames and trademarks..............................   3,800        554      3,246   8.0 years
                                                        -------    -------    -------
   Total intangible assets............................. $41,082    $10,288    $30,794   6.1 years
                                                        =======    =======    =======

                                                                    December 31, 2001
                                                        ------------------------------------------
                                                         Gross                  Net     Weighted
                                                        Carrying Accumulated  Carrying   Average
                                                         Amount  Amortization  Amount  Useful Life
                                                        -------- ------------ -------- -----------
                                                                      (in thousands)
Completed technology................................... $35,600    $   832    $34,768   7.2 years
Service and software maintenance contracts and customer
  relationships........................................   8,993      2,054      6,939   5.8 years
Tradenames and trademarks..............................   3,800         79      3,721   8.0 years
Workforce and other....................................   1,535        637        898   5.9 years
                                                        -------    -------    -------
   Total intangible assets............................. $49,928    $ 3,602    $46,326   6.9 years
                                                        =======    =======    =======

   During 2002, Teradyne recorded an intangible asset impairment charge of $7.2 million related to the divestiture of two product lines in its Circuit Board Test and Inspection Systems segment. The charge was recorded in Restructuring and Other Charges in the consolidated Statement of Operations.

   Aggregate amortization expense for the year ended December 31, 2002 and 2001 was $7.3 million and $3.0 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

                                  Year Amount
                                  ---- ------
                                  2003 $7,315
                                  2004  4,703
                                  2005  4,703
                                  2006  4,703
                                  2007  4,548

                                TERADYNE, INC.

Goodwill

   Teradyne has identified two reporting units with goodwill, Connection Systems and Circuit Board Test and Inspection Systems, which are also reportable segments. The changes in the carrying amounts of goodwill during the year ended December 31, 2002 and 2001 are as follows:

                                                       Circuit Board
                                                         Test and
                                            Connection  Inspection
                                             Systems      Systems      Total
                                            ---------- ------------- --------
                                                      (in thousands)
  Balance at December 31, 2000.............  $52,283     $    390    $ 52,673
  Goodwill acquired........................               141,627     141,627
  Amortization.............................   (3,634)        (390)     (4,024)
                                             -------     --------    --------
  Balance at December 31, 2001.............  $48,649     $141,627    $190,276
  Reclassification of workforce............      407           --         407
  Finalization of purchase price allocation       --        6,456       6,456
  Goodwill impairment......................       --      (78,936)    (78,936)
                                             -------     --------    --------
  Balance at December 31, 2002.............  $49,056     $ 69,147    $118,203
                                             =======     ========    ========

                                TERADYNE, INC.

   SFAS 142 requires Teradyne to complete a transitional goodwill impairment test within six months from the date of adoption. Following the adoption of SFAS 142, Teradyne completed an initial impairment test, during the first quarter of 2002, based on the comparison of the fair value of the reporting units with their respective carrying value as of January 1, 2002. Teradyne concluded that there was no impairment in either the Circuit Board Test and Inspection Systems segment or the Connection Systems segment as of adoption. As of January 1, 2002, Teradyne ceased the amortization of goodwill. SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. During the third quarter of 2002, as a result of significant change in the business outlook, Teradyne retested the goodwill related to the Circuit Board Test and Inspection Systems segment for impairment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value. In the third quarter of 2002, Teradyne recognized a $78.5 million goodwill impairment charge recorded in Restructuring and Other Charges in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

   The following is the pro-forma effect on net (loss) income and net (loss) income per share had SFAS 142 been in effect for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

                                                        Year Ended
                                                 -------------------------
                                                 December 31, December 31,
                                                     2001         2000
                                                 ------------ ------------
     Net (loss) income..........................  $(202,215)    $453,616
     Add back: Impact of goodwill amortization..      4,024        1,443
                                                  ---------     --------
     Adjusted net (loss) income.................  $(198,191)    $455,059
                                                  =========     ========
     Net (loss) income per share--basic.........  $   (1.15)    $   2.62
     Add back: Impact of goodwill amortization..       0.02         0.01
                                                  ---------     --------
     Adjusted net (loss) income per share--basic  $   (1.13)    $   2.63
                                                  =========     ========
     Net loss per share--diluted................  $   (1.15)    $   2.51
     Add back: Impact of goodwill amortization..       0.02         0.01
                                                  ---------     --------
     Adjusted net loss per share--diluted.......  $   (1.13)    $   2.52
                                                  =========     ========

J. COMMITMENTS AND CONTINGENCIES

   Rental expense for the years ended December 31, 2002, 2001, and 2000 was $32.4 million, $26.0 million, and $21.3 million, respectively.

                                TERADYNE, INC.

   The following table reflects Teradyne's current non-cancelable operating lease commitments:

                                                     Non-cancelable
                                                         Lease
                                                      Commitments
                                                     --------------
                                                     (in thousands)
            2003....................................    $ 23,843
            2004....................................      20,450
            2005....................................      17,592
            2006....................................      13,004
            2007....................................      10,840
            Beyond 2007.............................      19,993
                                                        --------
            Total...................................    $105,722

   After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne's common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne's subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. The plaintiffs have asked the court to reconsider its ruling or, alternatively, for leave to appeal both the Court's ruling regarding dismissal of claims and summary judgment to the Ninth Circuit Court of Appeals. Teradyne has opposed these motions. No ruling by the Court has yet been issued. A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne's common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties are currently completing post-hearing briefs for submission to the arbitrators. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the

                                TERADYNE, INC.

period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne's business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys' fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne's motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the "Debtors"), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne's financial position or results of operations.

   In 2001, Teradyne was designated as a "potentially responsible party" ("PRP") at a clean-up site in Los Angeles, California. This claim arises out of Teradyne's acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe that the outcome of this matter will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne's financial position or results of operations.

   In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne believes that any potential liability is limited to that of a de minimus contributor to the site. Management does not believe that any potential Teradyne's liability for the clean-up of this site will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that any potential liability would not have a material adverse effect on Teradyne's financial position or results of operations.

   In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee's claims are without merit. The last arbitration hearing was conducted on October 28, 2002, and a decision is expected by May 2003. Management does not believe that the outcome of this proceeding will have a material adverse effect on Teradyne's financial position or results of operations but there can be no assurance that the outcome would not have a material adverse effect on Teradyne's financial position or results of operations.

   Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse

                                TERADYNE, INC.

effect on Teradyne's financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of December 31, 2002 had not accrued for any potential losses from the claims.

   In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as but not limited to patent, commercial and environmental matters. There are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operation but there can be no assurance that any such matters would not have a material adverse effect on Teradyne's business, financial position or results of operations.

Guarantees and Indemnification Obligations

   Teradyne provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne's request in such capacity. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies' bylaws and charter. As a matter of practice, Teradyne has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two Teradyne Executive Officers are named defendants in a securities case pending in the Federal District Court in San Diego, CA and two other Teradyne Executive Officers are named defendants in the securities class action pending in the Federal District Court in Boston, MA. Each of these Executive Officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by the Company's director and officer liability insurance provider.

   Teradyne enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require Teradyne to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Teradyne's products. From time to time, Teradyne also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, and environmental claims relating to the use of Teradyne's products and services or resulting from the acts or omissions of Teradyne, its employees, authorized agents or subcontractors. On occasion, Teradyne has also provided guarantees to customers regarding the performance of its products in addition to the warranty described below.

   As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of sales for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2002 and 2001, Teradyne had a product warranty accrual of $9.1 million and $9.6 million, respectively in other accrued liabilities and revenue deferrals related to extended warranties of $2.1 million and $5.0 million, respectively in deferred revenue.

   In addition, and in the ordinary course of business, Teradyne provides minimum purchase guarantees to certain of its vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, Teradyne re-evaluates these guarantees and determines what charges, if any, should be recorded.

                                TERADYNE, INC.

J.  COMMITMENTS AND CONTINGENCIES--(Continued)

   With respect to its agreements covering product, business or entity divestitures and acquisitions, Teradyne provides certain representations, warranties and covenants to divestiture purchasers and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. Many of the indemnification claims have a definite expiration date while some remain in force indefinitely. With respect to its acquisitions, Teradyne may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

   As a matter of ordinary business course, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from the financial institutions.

   Except as otherwise indicated above, all such guarantees and obligations were in effect prior to December 31, 2002 and, based on historical experience and information known as of December 31, 2002, Teradyne has not recorded any liabilities for them as of December 31, 2002.

K. NET (LOSS) INCOME PER COMMON SHARE

   The following table sets forth the computation of basic and diluted net
(loss) income per common share (in thousands, except per share amounts):

                                                                            2002       2001      2000
                                                                         ---------  ---------  --------
(Loss) income before cumulative effect of change in accounting principle............................................................. $(718,469) $(202,215) $517,754
Cumulative effect of change in accounting principle.....................        --         --   (64,138)
                                                                         ---------  ---------  --------
Net (loss) income....................................................... $(718,469) $(202,215) $453,616
                                                                         =========  =========  ========
Shares used in (loss) income per common share--basic....................   182,861    175,828   173,312
Effect of dilutive securities:
Employee and director stock options.....................................        --         --     7,293
Employee stock purchase rights..........................................        --         --       406
                                                                         ---------  ---------  --------
Dilutive potential common shares........................................        --         --     7,699
                                                                         ---------  ---------  --------
Shares used in (loss) income per common share--diluted..................   182,861    175,828   181,011
                                                                         =========  =========  ========
(Loss) income before cumulative effect of change in accounting principle
  per common share--basic............................................... $   (3.93) $   (1.15) $   2.99
Cumulative effect of change in accounting principle--basic.............. $      --  $      --  $  (0.37)
                                                                         ---------  ---------  --------
Net (loss) income per common share--basic............................... $   (3.93) $   (1.15) $   2.62
                                                                         =========  =========  ========
(Loss) income before cumulative effect of change in accounting principle
  per common share--diluted............................................. $   (3.93) $   (1.15) $   2.86
Cumulative effect of change in accounting principle--diluted............ $      --  $      --  $  (0.35)
                                                                         ---------  ---------  --------
Net (loss) income per common share--diluted............................. $   (3.93) $   (1.15) $   2.51
                                                                         =========  =========  ========

   All options and equivalent shares related to the convertible notes outstanding in 2002 and 2001 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of December 31, 2002, and 2001, there were 33.4 million and 29.8 million options outstanding, respectively. As of December 31, 2002 and 2001, there were 15.4 million equivalent shares related to the convertible notes shares

                                TERADYNE, INC.

outstanding. For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceed the average fair market value of Teradyne's common stock. Accordingly, options to purchase 1.5 million shares of common stock in 2000 were not included in the calculation of diluted net income per share.

L. RESTRUCTURING AND OTHER CHARGES

   The table below summarizes activity for the year ended December 31, 2002, relating to restructuring and other charges:

                             Goodwill and
                              Intangible                       Severance
                                Asset     Fixed Asset Facility    and
                              Impairment  Impairment  Related  Benefits    Total
                             ------------ ----------- -------- --------- ---------
                                                 (in thousands)
Balance at December 31, 2001   $     --    $     --   $ 1,676  $ 13,523  $  15,199
2002 provision..............     86,196      69,734    25,751    22,495    204,176
Cash payments...............         --          --    (2,187)  (22,724)   (24,911)
Asset write-downs...........    (86,196)    (69,734)       --        --   (155,930)
                               --------    --------   -------  --------  ---------
Balance at December 31, 2002   $     --    $     --   $25,240  $ 13,294  $  38,534
                               ========    ========   =======  ========  =========

   The table below summarizes activity for the year ended December 31, 2001, relating to restructuring and other charges:

                                                       Severance
                                  Fixed Asset Facility    and
                                  Impairment  Related  Benefits    Total
                                  ----------- -------- --------- --------
                                               (in thousands)
     2001 provision..............  $ 35,338    $1,676  $ 37,278  $ 74,292
     Cash payments...............        --        --   (23,755)  (23,755)
     Asset write-downs...........   (35,338)       --        --   (35,338)
                                   --------    ------  --------  --------
     Balance at December 31, 2001  $     --    $1,676  $ 13,523  $ 15,199
                                   ========    ======  ========  ========

   During the year ended December 31, 2002, Teradyne recognized an $86.2 million goodwill and intangibles asset impairment charge. See Footnote I, Goodwill and Intangible Assets.

   During the year ended December 31, 2002, Teradyne's management concluded, in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that certain long-lived assets held for sale were impaired as the estimated fair value was less than the carrying value of these assets, and recorded charges of $69.7 million. The charge for the Connection Systems segment included $25.6 million relating to a held for sale printed circuit board facility in San Diego, California, $2.6 million related to a held for sale facility in Nashua, New Hampshire, and $17.9 million primarily related to manufacturing equipment which was taken out of service during 2002 and is held for sale. The Semiconductor Test Systems segment recorded a charge of $12.0 million primarily for assets held for sale as a result of the lack of demand for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to our customers, a charge of $9.7 million related to the write down of manufacturing facilities that is held for sale in California, and $0.8 million related to the write down of foundry manufacturing equipment that are held for sale. In addition, an asset impairment charge was recorded of $1.1 million related to a Corporate facility sold in the first quarter of 2003. Teradyne

                                TERADYNE, INC.

expects the sale of these held for sale assets to occur within a year. The carrying value of Teradyne's assets held for sale is $45.3 million as of December 31, 2002. These assets are included in Property, Plant, and Equipment.

   During the year ended December 31, 2001, Teradyne recorded a charge of $35.3 million for impaired long-lived assets, consisting of the following: $12.0 million for held for sale a facility in the Connection Systems segment, certain impaired manufacturing assets in the Connection Systems segment of $15.4 million, and equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems segment of $7.9 million.

   During the year ended December 31, 2002, Teradyne recorded a charge of $25.8 million relating to future lease commitments for vacated manufacturing and administrative space which will be exited prior to the end of the lease term. The charge of $25.8 million includes $18.8 million at Circuit Board Test and Inspection Systems, $5.0 million at Connection Systems and $2.0 million at Semiconductor Test Systems. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2010. During the fourth quarter of 2001, Teradyne recorded charges for vacated office space under operating leases at Circuit Board Test and Inspection Systems of $1.7 million. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities.

   Teradyne recorded a charge for severance and related benefits during 2002 of $22.5 million. There were approximately 1,010 employees terminated across all functional groups during 2002. All remaining severance benefits payable to these employees will be paid by the end of the first quarter of 2004. Teradyne recorded a charge for severance and related benefits during 2001 of $37.3 million. There were approximately 2,900 employees terminated across all functional groups. As of December 31, 2002 Teradyne has paid all severance benefits relating to the 2001 terminations. The accrual for severance and benefits is reflected in accrued employees' compensation and withholdings.

M. OTHER CHARGES

   The table below reflects certain operating statement activity for the year ended December 31, 2002 and 2001:

                                        Excess and
                                         Obsolete  Accelerated
                                        Inventory  Depreciation  Total
                                        ---------- ------------ --------
                                                 (In thousands)
        2002 Activity:
           Cost of sales...............  $ 39,021     $5,667    $ 44,688
           Engineering and development.                  838         838
           Selling and administrative..                1,144       1,144
                                         --------     ------    --------
               Total 2002 charges......  $ 39,021     $7,649    $ 46,670
                                         ========     ======    ========
        2001 Activity:
           Cost of sales...............  $139,683               $139,683
                                         --------     ------    --------
               Total 2001 charges......  $139,683         --    $139,683
                                         ========     ======    ========

   During the year ended December 31, 2002, an excess and obsolete provision of $39.0 million was recorded in cost of sales of which $20.7 million related to the lack demand for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to Teradyne's customers.

                                TERADYNE, INC.

M.  OTHER CHARGES--(Continued)

   During 2002, Teradyne recorded a $7.6 million charge for accelerated depreciation which relates to the incremental additional depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate locations and therefore shorten the service period. The charge includes $4.5 million at the Connection Systems segment related to the Hudson, NH and Fremont, CA facilities; $2.2 million at the Circuit Board Test and Inspection segment related to the Westford, MA facility; $0.6 million at the Semiconductor Test segment related to the Bedford, MA facility; and $0.3 million at Corporate related to a Boston facility.

   During 2001, Teradyne recorded a provision of $139.7 million for excess and obsolete inventory and for discontinued product lines. The total inventory provision for excess and obsolete inventory, excluding the discontinued product lines, was $105.2 million in 2001 and was principally due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. During the third quarter of 2001, Teradyne recorded a charge of $32.3 million related to an inventory writedown for the discontinuance of its Flash 750 memory product. During the fourth quarter of 2001, Teradyne recorded a charge of $2.3 million for discontinued inventory due to overlapping product lines as a result of the consummation of the GenRad acquisition.

   Other income and expense, net for the year ended December 31, 2002 and 2001 includes the following:

  Gain/(loss)                                                  2002     2001
  -----------                                                -------  -------
                                                              (in thousands)
  Repayment of loan by divested entity (1).................. $ 7,144       --
  Other than temporary impairment of common stock investment  (3,115)      --
  Writedown of investment in an engineering service provider  (2,288) $(1,800)
  Fair value adjustment on warrants.........................  (2,051)   2,035
  Sale of Connection Systems aerospace and defense business.      --   14,779
  Equity investment (2).....................................      --   (6,974)
                                                             -------  -------
     Total.................................................. $  (310) $ 8,040
                                                             =======  =======

--------
(1) The loan had previously been valued at zero due to its uncertainty of collection.
(2) Teradyne's proportionate share of a loss related to an equity investment in Empirix, Inc. The carrying value of this equity investment was zero at December 31, 2002 and 2001.

N. RETIREMENT PLANS

Defined Benefit Pension Plans

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

   During the fourth quarter of 1999, Teradyne offered all eligible domestic employees participating in the U.S. plan a choice: to continue to have benefits accumulate in the U.S. plan and continue to be eligible for the then current Savings Plan match described in "Note Q: Savings Plans" or to stop accumulating benefits in the U.S plan and be eligible for an increased match in the Savings Plan. The accrued benefit of those employees who selected the enhanced Savings Plan match was frozen on January 1, 2000 resulting in an insignificant curtailment gain.

                                TERADYNE, INC.

   The expense of these defined benefit pension plans and the December 31 balances of plan assets and obligations are shown below (in thousands):

                                                   2002      2001      2000
                                                 --------  --------  -------
  EXPENSE
  Service cost.................................. $  6,140  $  6,369  $ 6,365
  Interest cost.................................   12,702    10,210    8,972
  Expected return on plan assets................  (11,232)  (10,029)  (8,589)
  Amortization of unrecognized:
     Net transition obligation..................       78        74       89
     Prior service cost.........................      734       766      843
     Net loss...................................      357       264      206
  Curtailment loss (gain)/employee contributions       --     2,402      (89)
                                                 --------  --------  -------
  Total expense................................. $  8,779  $ 10,056  $ 7,797
                                                 ========  ========  =======

                                                              2002 2001 2000
                                                              ---- ---- ----
   WEIGHTED AVERAGE ASSUMPTIONS
   Discount rate............................................. 6.0% 7.0% 7.5%
   Expected return on plan assets............................ 9.0  9.0  9.0
   Salary progression rate................................... 5.0  5.0  5.0

                                TERADYNE, INC.

                                                    2002      2001
                                                 ---------  --------
          ASSETS AND OBLIGATIONS
          Projected benefit obligation:
             Beginning of year.................. $ 181,049  $139,472
             Service cost.......................     6,140     6,369
             Interest cost......................    12,702    10,210
             Actuarial (gain) loss..............    37,833    15,329
             Benefits paid......................    (4,562)   (4,171)
             Plan amendment.....................       381       212
             Curtailment........................        --      (947)
             GenRad acquisition.................        --    15,695
             Non U.S. currency movement.........     3,624    (1,120)
                                                 ---------  --------
             End of year........................   237,167   181,049
          Fair value of plan assets:
             Beginning of year..................   115,217   114,512
             Company contributions..............    10,539     6,050
             Plan participants' contributions...        70        71
             Actual return......................   (15,713)  (10,964)
             Benefits paid......................    (4,562)   (4,171)
             GenRad acquisition.................        --    10,365
             Non U.S. currency movement.........       741      (646)
                                                 ---------  --------
          End of year...........................   106,292   115,217
                                                 ---------  --------
          Funded status.........................  (130,875)  (65,832)
          Unrecognized prior service cost.......     5,408     5,315
          Unrecognized net transition obligation       242       306
          Unrecognized net actuarial loss.......   107,563    43,261
                                                 ---------  --------
          Net amount recognized................. $ (17,662) $(16,950)
                                                 =========  ========

   The impact of the GenRad acquisition and an early retirement program increased the projected benefit obligation by $15.9 million in 2001. GenRad had its own retirement plan for its employees, which was merged into Teradyne's plan during 2001. In the third quarter of 2001, Teradyne provided certain employees the option to retire early.

   The following table provides amounts recognized in the statement of financial position as of December 31, (in thousands):

                                                   2002      2001
                                                ---------  --------
           Prepaid pension cost................ $   4,915  $    926
           Accrued pension liability...........  (107,106)  (40,104)
           Intangible asset....................     5,961     4,022
           Accumulated other comprehensive loss    78,568    18,206
                                                ---------  --------
           Net amount recognized............... $ (17,662) $(16,950)
                                                =========  ========

                                TERADYNE, INC.

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets for 2002 and 2001 were as follows:

                                                  2002   2001
                                                 ------ ------
                                                 (In millions)
                  Projected benefit obligation.. $237.2 $181.0
                  Accumulated benefit obligation  206.2  154.8
                  Fair value of plan assets..... $106.3 $115.2

   An additional minimum pension liability adjustment of $62.3 million was required during 2002 as the accumulated benefit obligation of $206.2 million exceeded the $106.3 million of pension plan assets at year-end. The $99.9 million difference was reduced by an accrued/prepaid benefit cost of $17.7 million and the beginning of the year additional minimum pension liability of $22.2 million previously recorded.

Post retirement benefit plans

   In addition to receiving pension benefits, U.S. Teradyne employees who meet retirement eligibility requirements as of their termination dates may participate in Teradyne's Welfare Plan, which includes medical, dental and death benefits. Death benefits provide a fixed sum to retirees' survivors and is available to all retirees. Substantially all of our current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees. Post-retirement benefit expense was not material in 2000. For the years ended December 31, 2002 and 2001, Teradyne's net post retirement benefit costs were comprised of (in thousands):

                                                              2002    2001
                                                             ------  ------
   EXPENSE
   Service cost............................................. $1,003  $  784
   Interest cost............................................  1,924   1,050
   Amortization of unrecognized:
      Net transition obligation.............................    287     330
      Prior service cost....................................     79      --
      Net loss..............................................    140      29
                                                             ------  ------
   Total expense............................................ $3,433  $2,193
                                                             ======  ======

                                                              2002    2001
                                                             ------  ------
   WEIGHTED AVERAGE ASSUMPTIONS
   Discount rate............................................    6.0%    7.0%
   Initial medical trend....................................    9.0     9.0
   Ultimate medical trend...................................    5.0     5.0
   Medical cost trend rate decrease to ultimate rate in year   2007    2007

                                TERADYNE, INC.


                                                    2002      2001
           ASSETS AND OBLIGATIONS                 --------  --------
           Projected benefit obligation:
              Beginning of year.................. $ 25,813  $ 12,027
              Service cost.......................    1,003       784
              Interest cost......................    1,924     1,050
              Actuarial (gain) loss..............    6,895     1,105
              Benefits paid......................   (2,803)     (674)
              Plan amendment.....................      915     2,647
              GenRad acquisition.................       --     8,874
                                                  --------  --------
              End of year........................   33,747    25,813

           Fair value of plan assets:
              Beginning of year..................       --        --
              Company contributions..............    2,803       674
              Benefits paid......................   (2,803)     (674)
                                                  --------  --------
           End of year...........................       --        --
                                                  --------  --------
           Funded status.........................  (33,747)  (25,813)
           Unrecognized prior service cost.......      834        --
           Unrecognized net transition obligation    2,872     3,159
           Unrecognized net actuarial loss.......    8,817     2,862
                                                  --------  --------
           Net amount recognized................. $(21,224) $(19,792)
                                                  ========  ========

   The following table provides amounts recognized in long-term other accrued liabilities in the statement of financial position as of December 31, (in thousands):

                                                   2002      2001
                                                 --------  --------
           Accrued post retirement benefit costs $(21,224) $(19,792)

   Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2002 would have the following effects:

                                                      1 Percentage   1 Percentage
                                                     Point Increase Point Decrease
                                                     -------------- --------------
                                                     (in thousands)
Effect on total service and interest cost components     $  382        $  (332)
Effect on postretirement benefit obligations........     $3,387        $(3,067)

O. COMMON STOCK REPURCHASE PROGRAM

   On November 16, 2000, Teradyne's Board of Directors authorized the repurchase of an additional 10.0 million shares, resulting in an aggregate authorization of up to 30.0 million shares of Teradyne's stock on the open market. During 2000, Teradyne repurchased 3.8 million shares at a cost of $147.5 million, increasing the cumulative shares purchased under this program through 2000 to 20.0 million shares at an aggregate cost of $540.8 million. During 2002 and 2001, Teradyne did not repurchase any stock. Teradyne records treasury stock at its acquisition cost.

                                TERADYNE, INC.

P. STOCK BASED COMPENSATION

Stock Option Plans

   Under its stock option plans, all of which are fixed accounting plans, Teradyne grants options to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001 options granted to employees vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vests over two years and has a term of seven years.

   Stock option plan activity for the years 2002, 2001, and 2000 follows (in thousands):

                                              2002     2001    2000
                                             ------  -------  ------
          Outstanding at January 1.......... 29,750   22,745  19,225
             Options granted................  7,205   10,289   7,905
             Options exercised.............. (1,152)  (2,766) (3,217)
             Options canceled............... (2,382)    (518) (1,168)
                                             ------  -------  ------
          Outstanding at December 31........ 33,421   29,750  22,745
                                             ======  =======  ======
          Exercisable at December 31........ 19,296   13,545   8,758
                                             ======  =======  ======
          Available for grant at January 1.. 29,841    4,612  11,349
          Grants............................ (7,205) (10,289) (7,905)
          Cancellations.....................  2,382      518   1,168
          Additional shares reserved........     --   35,000      --
                                             ------  -------  ------
          Available for grant at December 31 25,018   29,841   4,612
                                             ======  =======  ======

   Weighted average option exercise price information for the years 2002, 2001 and 2000 follows:

                                            2002   2001   2000
                                           ------ ------ ------
                Outstanding at January 1.. $25.28 $22.79 $16.44
                   Options granted........  18.09  23.33  34.73
                   Options exercised......  15.79  10.89  11.49
                   Options canceled.......  35.31  32.15  30.62
                Outstanding at December 31  23.41  25.28  22.79
                Exercisable at December 31  23.38  24.94  16.71

                                TERADYNE, INC.

P. STOCK BASED COMPENSATION--(Continued)

   Significant option groups outstanding at December 31, 2002 and related weighted average price and remaining contractual life information follows (options in thousands):

                                 Options Outstanding            Options Exercisable
                         ------------------------------------ -----------------------
                          Weighted-
                           Average
                          Remaining
                         Contractual         Weighted-Average        Weighted-Average
Range Of Exercise Prices Life (Years) Shares  Exercise Price  Shares  Exercise Price
------------------------ ------------ ------ ---------------- ------ ----------------
     $ 3.82-$17.48......     3.61     12,928      $14.03       7,673      $11.80
     $19.16-$27.66......     5.37      8,915       22.08       3,982       21.97
     $28.13-$32.13......     2.52      9,528       29.70       6,244       29.95
     $32.78-$173.11.....     3.98      2,050       59.14       1,397       61.63
                                      ------                  ------
     Total..............     3.79     33,421       23.41      19,296       23.38
                                      ======                  ======

Employee Stock Purchase Plan

   Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne's common stock on the first business day in January (July for new hires) or the last business day of December. In January 2003, Teradyne issued 1.7 million shares of common stock to employees who participated in the plan during 2002 at a weighted-average price of $11.13 per share. Currently, there are 3.7 million shares reserved for issuance.

Q. SAVINGS PLAN

   Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne's savings plan, employees may contribute up to 15% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne's contributions vest 25% per year for the first four years of employment, although contributions for those employees with four years of service vest immediately. Teradyne has also established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne's savings plans, amounts charged to operations were $14.2 million in 2002, $14.6 million in 2001, and $16.6 million in 2000.

R. STOCKHOLDER RIGHTS PLAN

   Teradyne's Board of Directors adopted a Stockholder Rights Plan on November 16, 2000, under which a dividend of one Common Stock Purchase Right (each a "Right") was distributed for each outstanding share of Common Stock. The plan entitles Right holders to purchase shares of Teradyne's common stock for $540 per share subject to adjustment (the "Purchase Price") in certain events, such as a tender offer to acquire 20% or more of Teradyne's outstanding shares. Under some circumstances, the Plan entitles such holders (other than an acquiring party or adverse party) to purchase Common Stock (or other securities or consideration owned by Teradyne) having a value equal to two times the Purchase Price of the Right for the Purchase Price. The Rights expire on November 27, 2010.

                                TERADYNE, INC.

S. INCOME TAXES

   The components of (loss) income before income taxes and the provision for (benefit from) income taxes as shown in the consolidated statements of operations are as follows (in thousands)

                                                                        2002       2001      2000
                                                                     ---------  ---------  --------
(Loss) income before income taxes and cumulative effect of change in accounting principle:
   United States.................................................... $(585,550) $(324,800) $655,103
   Non U.S..........................................................    24,605     (1,353)   84,545
                                                                     ---------  ---------  --------
                                                                     $(560,945) $(326,153) $739,648
                                                                     =========  =========  ========
Provision (credit) for income taxes:
 Current:
   U.S. Federal..................................................... $   9,155  $ (90,149) $182,202
   Non U.S..........................................................     2,408     (3,093)   29,393
   State............................................................       635        751    19,703
                                                                     ---------  ---------  --------
                                                                        12,198    (92,491)  231,298
                                                                     =========  =========  ========
Deferred:
   U.S. Federal.....................................................   126,513    (24,739)   (4,529)
   Non U.S..........................................................     6,796         43    (3,172)
   State............................................................    12,017     (6,751)   (1,703)
                                                                     ---------  ---------  --------
                                                                       145,326    (31,447)   (9,404)
                                                                     ---------  ---------  --------
                                                                     $ 157,524  $(123,938) $221,894
                                                                     =========  =========  ========

   Significant components of Teradyne's deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows (in thousands):

                                                     2002      2001
                                                  ---------  --------
         Deferred tax assets:
            Net operating loss carryforwards..... $ 199,280  $ 45,728
            Tax credits..........................    26,905    33,922
            Inventory valuations.................    45,005    31,669
            Accruals.............................    41,079    24,565
            Research and development.............    18,579    19,821
            Vacation.............................    10,256     6,141
            Deferred revenue.....................     4,532     5,391
            Pension..............................    29,124     6,918
            Other................................    12,227     8,037
                                                  ---------  --------
         Gross deferred tax assets...............   386,987   182,192
                                                  ---------  --------
         Less: valuation allowance...............  (361,314)       --
                                                  ---------  --------
         Total deferred tax assets...............    25,673   182,192
                                                  =========  ========
         Deferred tax liabilities:
            Excess of tax over book depreciation.   (10,283)  (17,012)
            Amortization.........................   (12,818)  (16,218)
            Pension..............................        --    (1,102)
            Other................................    (2,572)   (2,534)
                                                  ---------  --------
         Total deferred tax liabilities..........   (25,673)  (36,866)
                                                  ---------  --------
         Net deferred assets..................... $      --  $145,326
                                                  =========  ========

                                TERADYNE, INC.

S.  INCOME TAXES--(Continued)

   At December 31, 2002 Teradyne had U.S. Federal operating loss carryforwards of approximately $535.7 million due to the acquisition of GenRad and operating losses that expire in the years 2003 through 2022, state net operating loss carryforwards of $217.2 million that expire in the years 2006 through 2022, and foreign net operating loss carryforwards of $15.1 million that expire in the years 2006 and thereafter. These losses are limited in their use by "change in ownership" rules as defined in the Internal Revenue Code of 1986.

   Teradyne has approximately $26.9 million of tax credit carryforwards that expire in years 2003 through 2020. Business tax credits of approximately $18.8 million expire in the years 2019 through 2020. Teradyne has foreign tax credits of approximately $6.1 million expiring 2005 through 2007 and alternative minimum tax credits of approximately $2.0 million, which do not expire.

   As a result of the review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. The valuation allowance includes $26.4 million for net deferred tax assets resulting from minimum pension liabilities and other direct charges or credits to equity.

   A reconciliation of the effective tax rate for the years 2002, 2001, and 2000 follows:

                                                      2002    2001   2000
                                                     -----   -----   ----
      U.S. statutory federal tax rate............... (35.0)% (35.0)% 35.0%
      State income taxes, net of federal tax benefit  (0.6)   (1.8)   1.6
      Tax credits...................................    --      --   (0.8)
      Export sales corporation......................  (0.1)   (0.7)  (4.8)
      Nondeductible goodwill........................   4.9     0.6    0.1
      Establishment of valuation allowance..........  59.7      --     --
      Other, net....................................  (0.9)   (1.1)  (1.1)
                                                     -----   -----   ----
                                                      28.0%  (38.0)% 30.0%
                                                     =====   =====   ====

   As of December 31, 2002, a deferred tax liability has not been established for approximately $19.6 million for cumulative undistributed earnings of a non-U.S. manufacturing subsidiary. Teradyne intends to reinvest these earnings indefinitely in operations outside the US.

T. OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

                                TERADYNE, INC.

   Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note B: Accounting Policies." Intersegment sales are accounted for at fair value as if sales were to third parties. During 2002, 2001 and 2000 no individual customer accounted for more than 10% of consolidated net sales.

                                                             Circuit
                                                              Board
                                                              Test &
                                   Semiconductor Connection Inspection Other Test  Corporate
                                   Test Systems   Systems    Systems    Systems       And
                                      Segment     Segment    Segment    Segment   Eliminations Consolidated
                                   ------------- ---------- ---------- ---------- ------------ ------------
2002
  Sales to unaffiliated customers.   $ 557,623    $396,993  $ 170,759   $96,861            --   $1,222,236
  Intersegment sales..............          --      10,525         --        --    $  (10,525)          --
                                     ---------    --------  ---------   -------    ----------   ----------
  Net sales.......................     557,623     407,518    170,759    96,861       (10,525)   1,222,236
  (Loss) income before taxes(1)...    (266,134)    (79,601)  (200,401)    1,160       (15,969)    (560,945)
  Total assets(2).................     720,228     317,153    209,541    58,344       589,411    1,894,677
  Property additions(3)...........      48,681      21,885      1,076       968         3,749       76,359
  Depreciation and amortization
   expense(3).....................      61,765      62,115     16,242     3,575        15,992      159,689
2001
  Sales to unaffiliated customers.   $ 717,655    $540,755  $ 132,448   $49,723            --   $1,440,581
  Intersegment sales..............          --       4,119         --        --    $   (4,119)          --
                                     ---------    --------  ---------   -------    ----------   ----------
  Net sales.......................     717,655     544,874    132,448    49,723        (4,119)   1,440,581
  (Loss) income before taxes(1)...    (248,001)    (22,970)   (41,475)   (3,555)      (10,152)    (326,153)
  Total assets(2).................     643,412     417,296    353,605    56,455     1,071,623    2,542,391
  Property additions(3)...........      82,307     103,416      2,605     1,760        51,361      241,449
  Depreciation and amortization
   expense(3).....................      56,014      55,588      6,881     2,314        17,871      138,668

                                                           Circuit
                                                            Board
                                                            Test &
                                 Semiconductor Connection Inspection Other Test  Corporate
                                 Test Systems   Systems    Systems    Systems       And           SAB
                                    Segment     Segment    Segment    Segment   Eliminations Adjustments(4)  Consolidated
                                 ------------- ---------- ---------- ---------- ------------ --------------  ------------
2000
  Sales to unaffiliated
   customers....................  $2,044,330    $734,642   $141,208   $124,133          --          $  (367)  $3,043,946
  Intersegment sales............          --      29,294         --         --    $(29,294)              --           --
                                  ----------    --------   --------   --------    --------   -------          ----------
  Net sales.....................   2,044,330     763,936    141,208    124,133     (29,294)            (367)   3,043,946
  (Loss) income before
   taxes(1).....................     675,315     155,040      1,761        415     (92,729)            (154)     739,648
  Total assets(2)...............     920,629     511,083     86,161     19,174     780,926           37,895    2,355,868
  Property additions(3).........     119,705      92,403      4,878      4,394      76,862               --      298,242
  Depreciation and amortization
   expense(3)...................      47,497      33,118      3,357      2,906      14,984               --      101,862

(1) Income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income, which are included in Corporate and Eliminations.

                                TERADYNE, INC.

T.  OPERATING SEGMENT AND GEOGRAPHIC INFORMATION--(Continued)

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

   Information as to Teradyne's sales in different geographical areas is as follows (in thousands):

                                             2002       2001       2000
                                          ---------- ---------- ----------
      Sales to unaffiliated customers(1):
         United States................... $  561,090 $  733,617 $1,407,110
         Europe..........................    224,904    264,314    425,694
         South East Asia.................    213,156    172,094    626,060
         Taiwan..........................    106,509    148,852    306,611
         Japan...........................     71,767     59,745    119,883
         Korea...........................     22,029     13,726     88,833
         Rest of the World...............     22,781     48,233     69,755
                                          ---------- ---------- ----------
                                          $1,222,236 $1,440,581 $3,043,946
                                          ========== ========== ==========

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

                                                               2002
                                            -----------------------------------------
                                               1st        2nd       3rd        4th
                                             Quarter    Quarter   Quarter    Quarter
                                            ---------  --------  ---------  ---------
Net Revenue:
    Products............................... $ 193,072  $251,907  $ 272,352  $ 274,796
    Services...............................    54,936    57,991     58,380     58,802
                                            ---------  --------  ---------  ---------
       Total net revenue...................   248,008   309,898    330,732    333,598
Expenses:
    Cost of products.......................   177,196   199,818    215,036    237,122
    Cost of services.......................    39,532    39,376     41,195     40,292
                                            ---------  --------  ---------  ---------
       Total cost of sales.................   216,728   239,194    256,231    277,414
    Engineering and development............    69,253    72,371     78,002     74,296
    Selling and administrative.............    75,049    75,390     74,318     65,619
    Restructuring and other charges........     5,866       219    138,883     59,208
                                            ---------  --------  ---------  ---------
                                              366,896   387,174    547,434    476,537
                                            ---------  --------  ---------  ---------
Loss from operations.......................  (118,888)  (77,276)  (216,702)  (142,939)
Interest income............................     4,204     4,526      4,357      3,866
Interest expense...........................    (5,334)   (5,390)    (5,447)    (5,612)
Other income and expense, net..............      (513)   (1,124)     1,264         63
                                            ---------  --------  ---------  ---------
Loss before income taxes...................  (120,531)  (79,264)  (216,528)  (144,622)
(Benefit from) provision for income taxes..   (43,391)  (28,535)   (49,695)   279,145
                                            ---------  --------  ---------  ---------
Net loss................................... $ (77,140) $(50,729) $(166,833) $(423,767)
                                            =========  ========  =========  =========
Net loss per common share--basic........... $   (0.42) $  (0.28) $   (0.91) $   (2.31)
                                            =========  ========  =========  =========
Net loss per common share--diluted......... $   (0.42) $  (0.28) $   (0.91) $   (2.31)
                                            =========  ========  =========  =========
                                                               2001
                                            -----------------------------------------
                                               1st        2nd       3rd        4th
                                             Quarter    Quarter   Quarter    Quarter
                                            ---------  --------  ---------  ---------
Net Revenue:
    Products............................... $ 548,185  $314,446  $ 204,405  $ 166,692
    Services...............................    57,004    51,377     44,950     53,522
                                            ---------  --------  ---------  ---------
       Total net revenue...................   605,189   365,823    249,355    220,214
Expenses:
    Cost of products.......................   328,890   261,705    214,315    211,326
    Cost of services.......................    40,124    35,717     32,197     37,458
                                            ---------  --------  ---------  ---------
       Total cost of sales.................   369,014   297,422    246,512    248,784
    Engineering and development............    83,570    71,029     64,667     68,052
    Selling and administrative.............    73,286    65,908     59,928     70,962
    Restructuring and other charges........     5,705     3,356     48,122     17,109
                                            ---------  --------  ---------  ---------
                                              531,575   437,715    419,229    404,907
Income (loss) from operations..............    73,614   (71,892)  (169,874)  (184,693)
Interest income............................     6,194     5,149      4,553      6,847
Interest expense...........................      (244)     (296)      (286)    (3,265)
Other income and expense, net..............    (2,480)   12,918     (1,914)      (484)
                                            ---------  --------  ---------  ---------
Income (loss) before income taxes..........    77,084   (54,121)  (167,521)  (181,595)
Provision for (benefit from) income taxes..    23,125   (13,940)   (64,117)   (69,006)
                                            ---------  --------  ---------  ---------
Net income (loss).......................... $  53,959  $(40,181) $(103,404) $(112,589)
                                            =========  ========  =========  =========
Net income (loss) per common share--basic.. $    0.31  $  (0.23) $   (0.59) $   (0.63)
                                            =========  ========  =========  =========
Net income (loss) per common share--diluted $    0.30  $  (0.23) $   (0.59) $   (0.63)
                                            =========  ========  =========  =========

Item 9: Changes and disagreements with accountants on accounting and financial disclosure

   None.

                                   PART III

Item 10:  Directors and executive officers of the registrant.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see "Item 1--Executive Officers of the Company" elsewhere in this report.)

Item 11:  Executive compensation.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12: Security ownership of certain beneficial owners and management and related stockholder matters.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. Also see "Equity Compensation Plans" in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 13:  Certain relationships and related transactions.

   Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 22, 2003, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Management Compensation and Development Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 14:  Controls and procedures.

   (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this annual report, Teradyne's management with the Chief Executive Officer and Chief Financial Officer as participants and supervisors have concluded that Teradyne's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), are effective to ensure that information required to be disclosed by Teradyne in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

   (b) Changes in internal controls. There were no significant changes in Teradyne's internal controls or, to Teradyne's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

Item 15:  Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a) 1.  Financial Statements

   The following consolidated financial statements are included in Item 8:

      Report of Independent Accountants
      Balance Sheets as of December 31, 2002 and 2001
      Statements of Operations for the years ended December 31, 2002, 2001, and 2000
      Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000
      Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

(a) 2.  Financial Statement Schedules

   The following consolidated financial statement schedule is included in Item 15(d):

      Schedule II--Valuation and Qualifying Accounts

      Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

(a) 3.  Listing Of Exhibits

   The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b) Reports On Form 8-K

   There were no Form 8-K filings by Teradyne during the quarter ended December 31, 2002, as none were required.

Item 15(d)  Financial Statement Schedules

                                TERADYNE, INC.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     Column A                         Column B        Column C         Column D  Column E
                     --------                        ---------- --------------------- ---------- ---------
                                                                      Additions
                                                                ---------------------
                                                     Balance at Charged to Charged to             Balance
                                                     Beginning   Cost and    Other               at End of
                    Description                      of Period   Expenses   Accounts  Deductions  Period
                    -----------                      ---------- ---------- ---------- ---------- ---------
                                                                    (thousands of dollars)
Valuation reserve deducted in the balance sheet from
  the asset to which it applies:
Accounts receivable:
   2002 Allowance for doubtful accounts.............   $6,294     $1,073     $  --      $1,618    $5,749
                                                       ======     ======     =====      ======    ======
   2001 Allowance for doubtful accounts.............   $5,176     $1,192     $  --      $   74    $6,294
                                                       ======     ======     =====      ======    ======
   2000 Allowance for doubtful accounts.............   $4,410     $1,337     $  --      $  571    $5,176
                                                       ======     ======     =====      ======    ======

                                 EXHIBIT INDEX

   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit
  No.                    Description                              SEC Document Reference
-------                  -----------                              ----------------------
  3.1   Restated Articles of Organization of the       Exhibit 3.01 to the Company's Quarterly
          Company, as amended                            Report on Form 10-Q for the quarter ended
                                                         July 2, 2000.

  3.2   Amended and Restated Bylaws of the Company     Exhibit 3.3 to the Company's Annual Report
                                                         on Form 10-K for the fiscal year ended
                                                         December 31, 1996.

  4.1   Rights Agreement between the Company           Exhibit 4.1 to the Company's Form 8-K filed
          and Fleet National Bank dated as of            November 20, 2000.
          November 17, 2000

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

 10.1   Teradyne, Inc. Supplemental Executive          Exhibit 10.4 to the Company's Annual Report
          Retirement Plan*                               on Form10-K for the fiscal year ended
                                                         December 31, 1997.

 10.2   1991 Employee Stock Option Plan, as amended*   Exhibit 4.2 to the Company's Registration
                                                         Statement on Form S-8 (Registration
                                                         Statement No. 333-07177).

 10.3   Amendment to 1991 Stock Plan dated             Exhibit 10.3 to the Company's Annual Report
          March 9, 2001*                                 on Form 10-K for the fiscal year ended
                                                         December 31, 2000.

 10.4   Megatest Corporation 1990 Stock Option Plan*   Exhibit 4.1 to the Company's Registration
                                                         Statement on Form S-8 (Registration
                                                         StatementNo. 333-64683).

 10.5   Megatest Corporation Director Stock Option     Exhibit 4.2 to the Company's Registration
          Plan*                                          Statement on Form S-8 (Registration
                                                         Statement No. 333-64683).

 10.6   1996 Employee Stock Purchase Plan, as          Exhibit 10.6 to the Company's Annual Report
          amended*                                       on Form 10-K for the fiscal year ended
                                                         December 31, 2001.

 10.7   Master Lease Agreement between Megatest and    Exhibit 10.10 to the Company's Annual Report
          General Electric Capital Corporation dated     on Form 10-K for the fiscal year ended
          August 10, 1995                                December 31, 1995.

Exhibit
  No.                     Description                              SEC Document Reference
-------                   -----------                              ----------------------

  10.8  Loan and Security Agreement between Megatest    Exhibit 10.11 to the Company's Annual Report
          and the CIT Group/Equipment Financing, Inc.     on Form 10-K for the fiscal year ended
          dated August 14, 1995                           December 31, 1995.
  10.9  Deed of Trust, Financing Statement, Security    Exhibit 10.12 to the Company's Annual Report
          Agreement and Fixture Filing between            on Form 10-K for the fiscal year ended
          Megatest and the Sun Life Assurance Company     December 31, 1995.
          of Canada (U.S.) dated August 25, 1995

 10.10  1997 Employee Stock Option Plan, as amended*    Exhibit 10.01 to the Company's Quarterly
                                                          Report on Form 10-Q for the quarter ended
                                                          July 1, 2001.

 10.11  1996 Non-Employee Director Stock Option Plan,   Exhibit 10.11 to the Company's Annual Report
          as amended*                                     on Form 10-K for the fiscal year ended
                                                          December 31, 2001.

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

 10.14  GenRad, Inc. 1997 Non-Qualified Employee        Exhibit 4.6 to the Company's Registration
          Stock Option Plan*                              Statement on Form S-8 (Registration
                                                          Statement No. 333-73700).

 10.15  GenRad, Inc. Non-Statutory Stock Option         Exhibit 4.7 to the Company's Registration
          Agreement by and between Robert M.              Statement on Form S-8 (Registration
          Dutkowsky and GenRad, Inc.*                     Statement No. 333-73700).

 10.16  Change in Control Agreement dated               Exhibit 10.16 to the Company's Annual Report
          October 19, 2001 between the Company            on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.17  Change in Control Agreement dated               Exhibit 10.17 to the Company's Annual Report
          October 19, 2001 between the Company            on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.18  Change in Control Agreement dated               Exhibit 10.18 to the Company's Annual Report
          October 19, 2001 between the Company            on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.19  Change in Control Agreement dated               Exhibit 10.19 to the Company's Annual Report
          March 19, 2002 between the Company              on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.20  Change in Control Agreement dated               Exhibit 10.20 to the Company's Annual Report
          October 19, 2001 between the Company            on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.21  Change in Control Agreement dated               Exhibit 10.21 to the Company's Annual Report
          October 2, 2001 between the Company             on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

 10.22  Change in Control Agreement dated               Exhibit 10.22 to the Company's Annual Report
          October 19, 2001 between the Company            on Form 10-K for the fiscal year ended
          and Executive Officer*                          December 31, 2001.

Exhibit
  No.                      Description                                 SEC Document Reference
-------                    -----------                                 ----------------------
 10.23  Change in Control Agreement dated                 Exhibit 10.23 to the Company's Annual Report
          October 19, 2001 between the Company              on Form 10-K for the fiscal year ended
          and Executive Officer*                            December 31, 2001.

 10.24  Change in Control Agreement dated                 Exhibit 10.24 to the Company's Annual Report
          October 19, 2001 between the Company              on Form 10-K for the fiscal year ended
          and Executive Officer*                            December 31, 2001.

 10.25  Promisory Note dated December 19, 2001 between    Exhibit 10.25 to the Company's Annual Report
          the Company, as borrower, and General Electric    on Form 10-K for the fiscal year ended
          Capital Business Asset Funding Corporation, as    December 31, 2001.
          lender

 10.26  Form of Commercial Deed of Trust, Security        Exhibit 10.26 to the Company's Annual Report
          Agreement, Assignment of Leases and               on Form 10-K for the fiscal year ended
          Rents, and Fixture Filing Agreement dated         December 31, 2001.
          December 19, 2001 between the Company, as
          borrower, and General Electric Capital
          Business Asset Funding Corporation, as lender

 10.27  Form of Assignment of Rents and Leases            Exhibit 10.27 to the Company's Annual Report
          Agreement dated December 19, 2001 between         on Form 10-K for the fiscal year ended
          the Company, as borrower, and General Electric    December 31, 2001.
          Capital Business Asset Funding Corporation, as
          lender

 10.28  Form of Certificate and Indemnity Agreement       Exhibit 10.28 to the Company's Annual Report
          regarding Hazardous Substances dated              on Form 10-K for the fiscal year ended
          December 19, 2001 between the Company, as         December 31, 2001.
          borrower, and General Electric Capital Business
          Asset Funding Corporation, as lender

 10.29  Lease Agreements dated July 26, 1996 between      Exhibit 10 to GenRad, Inc.'s Quarterly Report on
          GenRad, Inc. and Michelson Farm-Westford          Form 10-Q for the quarter ended June 29, 1996
          Technology Park Trust                             (Commission File No. 1-8045).

 10.30  Change in Control Agreement dated January 31,     Filed herewith.
          2003 between the Company and the Executive
          Officer*

  14.1  Ethics Policy: Teradyne's Standards of Business   Filed herewith.
          Conduct

  21.1  Subsidiaries of the Company                       Filed herewith.

  23.1  Consent of PricewaterhouseCoopers LLP             Filed herewith.

  99.1  Certification of CEO (Section 906)                Filed herewith.

  99.2  Certification of CFO (Section 906                 Filed herewith.

* Indicates management contracts or compensatory plans

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March, 2003.

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

          Signature                         Title                   Date
          ---------                         -----                   ----

  /s/  GEORGE W. CHAMILLARD    Chairman of the Board,          March 26, 2003
-----------------------------    President, and Chief
    George W. Chamillard         Executive Officer
                                 (Principal Executive
                                 Officer)

   /s/  GREGORY R. BEECHER     Vice President Chief            March 26, 2003
-----------------------------    Financial Officer and
     Gregory R. Beecher          Treasurer
                                 (Principal Financial Officer)

  /s/  G. RICHARD MACDONALD    Controller, Principal           March 26, 2003
-----------------------------    Accounting Officer
    G. Richard MacDonald

    /s/  JAMES W. BAGLEY       Director                        March 26, 2003
-----------------------------
       James W. Bagley

    /s/  ALBERT CARNESALE      Director                        March 26, 2003
-----------------------------
      Albert Carnesale

    /s/  JOHN P. MULRONEY      Director                        March 26, 2003
-----------------------------
      John P. Mulroney

  /s/  VINCENT M. O'REILLY     Director                        March 26, 2003
-----------------------------
     Vincent M. O'Reilly

     /s/  ROY A. VALLEE        Director                        March 26, 2003
-----------------------------
        Roy A. Vallee

  /s/  PATRICIA S. WOLPERT     Director                        March 26, 2003
-----------------------------
     Patricia S. Wolpert

                                CERTIFICATIONS

   I, George W. Chamillard, certify that:

   1. I have reviewed this annual report on Form 10-K of Teradyne, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By: /s/__George W. Chamillard
   George W. Chamillard
   Chief Executive Officer

   I, Gregory R. Beecher, certify that:

   1. I have reviewed this annual report on Form 10-K of Teradyne, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By: /s/__Gregory R. Beecher
   Gregory R. Beecher
   Chief Financial Officer