Form 10-Q
period 2003-03-30
TERADYNE INC
filed 2003-05-14
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-6462

TERADYNE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2272148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

321 Harrison Avenue, Boston, Massachusetts	02118
(Address of Principal Executive Offices)	(Zip Code)

617-482-2700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s only class of Common Stock as of April 25, 2003 was 184,939,144 shares.

TERADYNE, INC.

I NDEX

PART I. FINANCIAL INFORMATION

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$219,881	$251,521
Marketable securities	58,601	73,833
Accounts receivable	221,833	174,838
Inventories:
Parts	135,750	165,149
Assemblies in process	114,800	106,156
Finished goods	1,468	8,245

	252,018	279,550
Prepayments and other current assets	32,532	29,531

Total current assets	784,865	809,273
Property, plant, and equipment, at cost	1,378,114	1,420,480
Less: accumulated depreciation	(727,008)	(735,214)

Net property, plant, and equipment	651,106	685,266
Marketable securities	229,228	215,703
Goodwill	118,203	118,203
Intangible and other assets	58,559	66,232

Total assets	$1,841,961	$1,894,677

LIABILITIES
Current liabilities:
Notes payable – banks	$6,718	$6,704
Current portion of long-term debt	1,386	1,365
Accounts payable	83,934	63,328
Accrued employees’ compensation and withholdings	65,764	96,848
Deferred revenue and customer advances	28,549	27,615
Other accrued liabilities	85,652	73,918
Income taxes payable	8,162	9,587

Total current liabilities	280,165	279,365
Long-term other accrued liabilities	139,330	136,278
Long-term debt	450,237	450,561

Total liabilities	869,732	866,204

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 211,577 and 209,851 shares issued at March 30, 2003 and December 31, 2002, respectively, and 184,922 and 183,196 shares outstanding at March 30, 2003 and December 31, 2002, respectively	26,447	26,231
Additional paid-in capital	1,214,198	1,195,246
Accumulated other comprehensive loss	(65,337)	(66,423)
Retained earnings	353,978	430,476
Treasury stock, at cost, 26,655 shares at March 30, 2003 and December 31, 2002	(557,057)	(557,057)

Total shareholders’ equity	972,229	1,028,473

Total liabilities and shareholders’ equity	$1,841,961	$1,894,677

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands, except per share amounts)
Net revenue:
Products	$277,231	$193,072
Services	57,345	54,936

Net revenues	334,576	248,008
Expenses:
Cost of products	210,927	177,196
Cost of services	39,543	39,532

Cost of revenues	250,470	216,728
Engineering and development	68,585	69,253
Selling and administrative	67,402	75,049
Restructuring and other charges	19,486	5,866

	405,943	366,896

Loss from operations	(71,367)	(118,888)
Interest income	4,179	4,204
Interest expense	(5,411)	(5,334)
Other expense	(2,699)	(513)

Loss before income taxes	(75,298)	(120,531)
Provision for (benefit from) income taxes	1,200	(43,391)

Net loss	$(76,498)	$(77,140)

Net loss per common share – basic and diluted	$(0.41)	$(0.42)

Shares used in calculations of net loss per common share – basic and diluted	184,889	182,332

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(76,498)	$(77,140)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation	38,033	35,696
Amortization	1,493	1,908
Impairment of long-lived assets	7,494	824
Loss on sale of product lines	5,836	—
Provision for doubtful accounts	842	219
Deferred income tax credit	—	(56,920)
Other non-cash items, net	2,682	9,154
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(49,911)	(6,397)
Inventories	24,430	33,755
Other assets	(3,532)	76,970
Accounts payable, deferred revenue and accruals	6,198	(17,900)
Accrued income taxes	(1,425)	15,498

Net cash (used for) provided by operating activities	(44,358)	15,667

Cash flows from investing activities:
Additions to property, plant and equipment	(1,596)	(14,896)
Increase in equipment manufactured by Teradyne	(16,901)	(6,663)
Proceeds from asset disposal	5,964	—
Proceeds from sale of product lines	2,114	—
Purchases of available-for-sale marketable securities	(58,774)	(107,957)
Maturities of available-for-sale marketable securities	33,128	80,771
Purchases of held-to-maturity marketable securities	—	(109,811)
Maturities of held-to-maturity marketable securities	29,905	—

Net cash used for investing activities	(6,160)	(158,556)

Cash flows from financing activities:
Payments of long term debt	(291)	(412)
Issuance of common stock under employee stock option and stock purchase plans	19,169	37,062

Net cash flows provided by financing activities	18,878	36,650

Decrease in cash and cash equivalents	(31,640)	(106,239)
Cash and cash equivalents at beginning of period	251,521	317,591

Cash and cash equivalents at end of period	$219,881	$211,352

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$2,183	$1,541
Income taxes	$(2,468)	$(86,702)

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is the world’s largest supplier of automatic test equipment, a leading provider of high performance interconnection systems and an emerging provider of electronic manufacturing services.

Teradyne’s automatic test equipment products include systems that:

-	test semiconductors (“Semiconductor Test Systems”);
-	test and inspect circuit-boards (“Circuit Board Test and Inspection Systems”);
-	diagnose and test automotive electronics systems (“Diagnostic Solutions”); and
-	test high speed voice and data communication (“Broadband Test Systems”).

Teradyne’s interconnection systems products and services (“Connection Systems”) include:

-	high bandwidth backplane assemblies and associated connectors used in electronic systems; and
-	electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of disclosing Teradyne’s reportable segments.

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

Product Warranty

Teradyne generally provides a one year warranty on its products commencing upon installation. A provision is recorded upon revenue recognition to cost of sales for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2002	$9,087
Accruals for warranties issued during the period	4,054
Accruals related to pre-existing warranties (including changes in estimates)	556
Settlements made during the period	(3,961)

Balance at March 30, 2003	$9,736

When Teradyne receives revenue for extended warranties beyond one year it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Accounting Policies – (Continued)

Balance
(in thousands)
Balance at December 31, 2002	$2,134
Deferral of new extended warranty revenue	285
Recognition of extended warranty deferred revenue	(385)

Balance at March 30, 2003	$2,034

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne has stock-based employee compensation plans. Teradyne accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” was followed. Teradyne’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the three months ended March 30, 2003 and March 31, 2002 would have been (in millions, except per share amounts):

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Net loss as reported	$(76.5)	$(77.1)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(20.7)	(17.1)
Pro forma net loss	(97.2)	(94.2)
Net loss per common share-basic and diluted as reported	(0.41)	(0.42)
Net loss per common share-basic and diluted pro forma	(0.53)	(0.52)

The weighted average grant date fair value for options granted during the three months ended March 30, 2003 and March 31, 2002 was $5.76 and $16.81 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 30, 2003	March 31, 2002
Expected life (years)	4.3	4.3
Interest rate	2.6%	4.0%
Volatility	68.7%	67.1%
Dividend yield	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three months ended March 30, 2003 and March 31, 2002 was $4.90 and $9.04, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	March 30, 2003	March 31, 2002
Expected life (years)	1.0	1.0
Interest rate	1.2%	2.1%
Volatility	65.2%	58.5%
Dividend yield	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

B. Accounting Policies – (Continued)

Other Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Net loss	$(76,498)	$(77,140)
Foreign currency translation adjustments	(1,199)	—
Unrealized gain (loss) on marketable securities, net of applicable tax of $0 and $(643) for the three months ended March 30, 2003 and March 31, 2002, respectively	2,285	(1,151)

Comprehensive loss	$(75,412)	$(78,291)

C. Risks and Uncertainties

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, current geopolitical turmoil, the continuing threat of domestic and international terrorist attacks, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne’s intellectual property rights, failure to develop new technologies and customers’ failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne’s competitors and competitive pricing pressures, risks of operating internationally including the impact of the severe acute respiratory syndrome (SARs) epidemic, risks associated with attracting and retaining key employees, possible requirement to expense stock options, risks associated with Teradyne’s suppliers’ failure to meet Teradyne’s product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental laws and regulations, Teradyne’s debt service obligations with respect to its issuance in 2001 of convertible senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, provisions of Teradyne’s charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders and any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development.

At present, Teradyne can predict neither the duration of the current economic recession nor when or if the situation is likely to materially improve. In the absence of significant improvement, orders could remain low or decline further, and the amount of Teradyne’s inventory and certain long-lived assets considered realizable could be significantly reduced.

D. Recently Issued Accounting Pronouncements

In February 2003, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Teradyne does not expect that the adoption of EITF 00-21 will have a material impact on its financial position and results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 will have a material impact on its financial position and results of operations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E. Intangible Assets

Amortizable intangible assets consist of the following:

	March 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$25,030	$6,632	$18,398	7.5 years
Service and software maintenance contracts and customer relationships	8,565	4,288	4,277	6.4 years
Tradenames and trademarks	3,800	673	3,127	8.0 years

Total intangible assets	$37,395	$11,593	$25,802	7.4 years

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$28,649	$5,790	$22,859	7.5 years
Service and software maintenance contracts and customer relationships	8,633	3,944	4,689	5.7 years
Tradenames and trademarks	3,800	554	3,246	8.0 years

Total intangible assets	$41,082	$10,288	$30,794	7.2 years

In the first quarter of 2003, Circuit Board Test and Inspection Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million which has been recorded in restructuring and other charges. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

Aggregate amortization expense for the quarter ended March 30, 2003 and March 31, 2002 was $1.3 million and $1.9 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2003 (remainder)	$3,539
2004	4,034
2005	4,034
2006	4,034
2007	3,927

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F. Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended
	March 30, 2003	March 31, 2002
Net loss	$(76,498)	$(77,140)

Shares used in net loss per common share – basic and diluted	184,889	182,332

Net loss per common share – basic and diluted	$(0.41)	$(0.42)

All options and equivalent shares related to the convertible notes outstanding in March 30, 2003 and March 31, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of March 30, 2003, and March 31, 2002, there were 32.7 million and 28.9 million options outstanding, respectively. As of March 30, 2003 and March 31, 2002, there were 15.4 million equivalent shares related to the convertible notes outstanding.

G. Restructuring and Other Charges

The table below summarizes activity for the three months ended March 30, 2003, relating to restructuring and other charges:

	Fixed Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First quarter 2003 provision	7,494	6,156	5,836	—	19,486
Cash payments	—	(5,359)	—	(969)	(6,328)
Asset write-downs	(7,494)	—	(5,836)	—	(13,330)

Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310

The table below summarizes activity for the three months ended March 31, 2002, relating to restructuring and other charges:

	Fixed Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$—	$1,676	$10,147
First quarter 2002 provision	824	5,042	—	—	5,866
Cash payments	—	(6,384)	—	(180)	(6,564)
Asset write-downs	(824)	—	—	—	(824)

Balance at March 31, 2002	$—	$7,129	$—	$1,496	$8,625

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2010. Teradyne expects to pay out $8.6 million against the lease accruals over the next twelve months.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

G. Restructuring and Other Charges – (Continued)

During the first quarter of 2003, Teradyne recorded charges of $7.5 million for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $4.3 million includes $3.0 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, and $1.3 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $3.2 million relates primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from a deterioration in real estate market conditions. During the first quarter of 2002, certain Semiconductor Test Systems long-lived assets were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the impaired assets was $0.8 million and the assets were sold in the second quarter of 2002. The carrying value of Teradyne’s assets held for sale is $33.2 million as of March 30, 2003. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the first quarter of 2003 of $6.2 million for approximately 340 employees terminated across all functional groups during the first quarter of 2003. All remaining severance benefits payable to these employees will be paid by the end of the first quarter of 2004. Teradyne recorded a charge for severance and related benefits during the first quarter of 2002 of $5.0 million. There were approximately 220 employees terminated across all functional groups in the first quarter of 2002. As of March 30, 2003 Teradyne has paid all severance benefits relating to the first quarter 2002 terminations.

In the first quarter of 2003, Circuit Board Test and Inspection Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million which has been recorded in restructuring and other charges.

H. Other Charges

The table below reflects certain operating statement activity for the three months ended March 30, 2003:

Accelerated Depreciation
(in thousands)
Cost of sales	$3,569
Engineering and development	1,031
Selling and administrative	1,830

Total charges	$6,430

During the first quarter of 2003, Teradyne recorded a $6.4 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate locations and therefore shorten the service period. The charge includes $3.4 million at the Circuit Board Test and Inspection Systems segment related to the Westford, MA move to North Reading, MA; $1.8 million at the Connection Systems segment related to the Hudson, NH and Cavan, Ireland facilities; $0.6 million at the Semiconductor Test Systems segment related to the Bedford, MA facility; and $0.6 million at Corporate related to a Boston facility.

Other expense for the three months ended March 30, 2003 and March 31, 2002 includes the following:

	March 30, 2003	March 31, 2002
	(in thousands)
Other than temporary impairment of investment	$(2,592)	—
Fair value adjustment on warrants	(107)	$(513)

Total	$(2,699)	$(513)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three month periods ended March 30, 2003 and March 31, 2002 follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Circuit Board Test & Inspection Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended March 30, 2003:
Sales to unaffiliated customers	$167,552	$91,869	$43,964	$31,191	—	$334,576
Intersegment sales	—	4,383	—	—	$(4,383)	—

Net sales	167,552	96,252	43,964	31,191	(4,383)	334,576
(Loss) income before taxes (1)	$(37,076)	$(11,825)	$(20,297)	$1,348	$(7,448)	$(75,298)

Three months ended March 31, 2002:
Sales to unaffiliated customers	$87,526	$95,787	$38,963	$25,732	—	$248,008
Intersegment sales	—	59	—	—	$(59)	—

Net sales	87,526	95,846	38,963	25,732	(59)	248,008
(Loss) income before taxes (1)	$(81,038)	$(2,623)	$(33,600)	$2,847	$(6,117)	$(120,531)

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.

J. Commitments and Contingencies

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs motion for reconsideration and the plaintiffs request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties have submitted post-hearing briefs to the arbitrators. Management does not believe that the outcome of these claims will

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Commitments and Contingencies – (Continued)

have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne’s motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the “Debtors”), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe that the outcome of this matter will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne’s financial position or results of operations.

In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne considered any potential liability to be limited to that of a de minimus contributor to the site. On April 18, 2003, Teradyne entered into an agreement to settle any potential liability related to the site and pursuant to that agreement paid a de minimus amount as full and final settlement of any potential liability.

In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee’s claims are without merit. The last arbitration hearing was conducted on October 28, 2002, and a decision is expected by the end of May 2003. Management does not believe that the outcome of this proceeding will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that the outcome would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of March 30, 2003 has not accrued for any potential losses from the claims.

In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as but not limited to patent, commercial and environmental matters. There are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operation but there can be no assurance that any such matters would not have a material adverse effect on Teradyne’s business, financial position or results of operations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

J. Commitments and Contingencies – (Continued)

Guarantees and Indemnification Obligations

For “Guarantees and Indemnification Obligations” of Teradyne see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. There were no material changes in Teradyne’s guarantee and indemnification obligations from those set forth in our Annual Report for the year ended December 31, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2003	March 31, 2002
	(In thousands)
Net revenue	$334,576	$248,008

Net loss	(76,498)	(77,140)

Percentage of net revenue:
Products	82.9%	77.8%
Services	17.1	22.2

Net revenue	100.0	100.0
Expenses:
Cost of products	63.0	71.4
Cost of services	11.9	15.9

Cost of revenue	74.9	87.3
Engineering and development	20.5	27.9
Selling and administrative	20.1	30.3
Restructuring and other charges	5.8	2.4
Other and interest, net	1.2	0.7

	122.5	148.6
Loss before income taxes	(22.5)	(48.6)

Provision for (benefit from) income taxes	0.4	(17.5)

Net loss	(22.9)%	(31.1)%

Provision for (benefit from) income taxes as a percentage of loss before income taxes	1.6%	(36.0)%

Results of Operations

Business Overview

Teradyne experienced its sixth consecutive quarter of net bookings growth in the first quarter of 2003. However, revenues remained relatively flat for the third consecutive quarter after three consecutive quarters of growth in net sales. Uncertainty continues in the general business environment and the electronics industry in particular. During the first quarter of 2003, Teradyne saw customers continue to delay buying decisions until the last possible moment.

Until Teradyne’s customers see significant and sustained increases in their business levels, both in units and dollars, Teradyne’s orders could remain low or see a further decline. If Teradyne experiences further declines in its own order rates, the amount of Teradyne’s inventory and certain long-lived assets considered realizable could be significantly reduced.

Bookings

Net orders increased 37% to $289.0 million in the first quarter of 2003 from $210.3 million in the first quarter of 2002. The increase in incoming net orders was led by a 70% increase in Semiconductor Test Systems, a 53% increase in Connection Systems, and a 9% increase in Circuit Board Test and Inspection Systems. Other Test Systems net orders decreased by 29%. The increase in Semiconductor Test Systems orders was driven primarily by Integrated Device Manufacturer (IDM) customers, which accounted for 84% of the increase, and was spread across Europe, Japan, and South East Asia, with the exception of Singapore which saw a significant decline. The increase in orders in Connection Systems was from a 18% increase in gross bookings due to increased demand from major information technology infrastructure customers, and a 49% reduction in cancellations.

Teradyne experienced cancellations of $14.5 million and $27.2 million during first quarter of 2003 and 2002, respectively. For the first quarter of 2003, cancellations of $2 million and $12 million occurred in the Semiconductor Test Systems and Connection System businesses, respectively. The Connection Systems cancellations were from major customers in the telecommunications and networking infrastructure industries, due principally to product program cancellations.

Teradyne’s net orders for its four principal operating segments were as follows:

	Quarter Ended
	March 30, 2003	March 31, 2002	% Change
	(in millions)
Semiconductor Test Systems	$151.9	$89.6	69.5%
Connection Systems	70.9	46.4	52.8
Circuit Board Test and Inspection Systems	39.2	36.1	8.6
Other Test Systems	27.0	38.2	(29.3)

	$289.0	$210.3	37.4

Teradyne’s net orders by region as a percentage of total net orders were as follows:

	Quarter Ended
	March 30, 2003	March 31, 2002
United States	39%	52%
Europe	23	15
South East Asia	19	18
Japan	13	7
Taiwan	4	4
Korea	(1)	1
Rest of the World	3	3

	100%	100%

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne’s backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne’s business and results of operations.

Revenue

Teradyne’s net sales for its four principal operating segments were as follows:

	Quarter Ended
	March 30,	March 31,	%
	2003	2002	Change
	(in millions)
Semiconductor Test Systems	$167.5	$87.5	91.4%
Connection Systems	91.9	95.8	(4.1)
Circuit Board Test and Inspection Systems	44.0	39.0	12.8
Other Test Systems	31.2	25.7	21.4

	$334.6	$248.0	34.9

The increase in Semiconductor sales was due largely to increased shipments to IDM customer sites in South East Asia and Japan. Connection Systems sales decreased primarily due to a decrease in shipments from its assembly business. The increase in Circuit Board Test and Inspection Systems sales was due to increased sales of in-circuit test and optical inspection systems in its commercial products business and of the Spectrum 9000 and Digital Test Instruments systems in its military and aerospace business. The increase in Other Test Systems was driven by an 89% sales increase in Diagnostic Solutions as a result of increased business from a leading automotive manufacturer. The increase in Diagnostic Solutions was partially offset by a decrease in sales in Broadband Test Systems of 50%. Teradyne’s sales by region as a percentage of total net sales were as follows:

	Quarter Ended
	March 30, 2003	March 31, 2002
United States	39%	54%
Europe	20	20
South East Asia	19	13
Taiwan	10	6
Japan	8	3
Korea	2	1
Rest of the World	2	3

	100%	100%

Product revenue increased 44% in the first quarter of 2003 to $277.2 million from $193.1 million in the first quarter of 2002. Service revenue increased 4% in the first quarter of 2003 to $57.3 million from $54.9 million in first quarter of 2002.

Gross Margin

Gross margin increased to 25% of total sales in the first quarter of 2003 from 13% of total sales in the first quarter of 2002. Product gross margin increased to 24% of product sales in the first quarter of 2003 from 8% of product sales in the first quarter of 2002. The improved product margin percentage largely results from product sales growth of 44% and an approximate 10% reduction in fixed and semi-fixed manufacturing costs. Included in the gross margin percentage of 25% in the first quarter of 2003 is approximately $3.6 million of incremental accelerated depreciation that was classified in cost of sales. Service gross margin increased to 31% of service sales in the first quarter of 2003 from 28% of service sales in the first quarter of 2002. The improved service margin percentage largely results from reduced fixed costs in the Semiconductor Test Systems parts and field service business.

Engineering and Development

Engineering and development expenses, as a percentage of sales, decreased to 20% in the first quarter of 2003 from 28% in the first quarter of 2002, with net spending decreasing slightly by $0.7 million. Gross expense reductions of approximately $6.9 million offset increases of approximately $5.2 million from the elimination of Company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

Of the gross expense reduction, half was a result of a downsized workforce, with the bulk of the remainder coming from reduced consulting spending. Teradyne recorded a charge for incremental accelerated depreciation of $1.0 million in the first quarter of 2003 which is classified in Engineering and Development.

Selling and Administrative

Selling and administrative expenses decreased to 20% of sales in the first quarter of 2003 from 30% of sales in the first quarter of 2002 with net spending decreasing by $7.6 million. Gross expense reductions of approximately $12.3 million offset increases of approximately $2.9 million from the elimination of Company wide pay cuts and the grant of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

One third of the gross expense reduction was the result of a downsized workforce, with the remainder from a combination of reduced fixed costs, such as facilities costs and depreciation, excluding the incremental accelerated depreciation charge discussed below, and reduced consulting and travel spending. Teradyne recorded a charge for incremental accelerated depreciation of $1.8 million in the first quarter of 2003 which is classified in Selling and Administrative.

Restructuring and Other Charges

The table below summarizes activity for the three months ended March 30, 2003, relating to restructuring and other charges:

	Fixed Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First quarter 2003 provision	7,494	6,156	5,836	—	19,486
Cash payments	—	(5,359)	—	(969)	(6,328)
Asset write-downs	(7,494)	—	(5,836)	—	(13,330)

Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310

The table below summarizes activity for the three months ended March 31, 2002, relating to restructuring and other charges:

	Fixed Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$—	$1,676	$10,147
First quarter 2002 provision	824	5,042	—	—	5,866
Cash payments	—	(6,384)	—	(180)	(6,564)
Asset write-downs	(824)	—	—	—	(824)

Balance at March 31, 2002	$—	$7,129	$—	$1,496	$8,625

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2010. Teradyne expects to pay out $8.6 million against the lease accruals over the next twelve months.

During the first quarter of 2003, Teradyne recorded charges of $7.5 million for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $4.3 million includes $3.0 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, and $1.3 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $3.2 million relates primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from a deterioration in real estate market conditions. During the first quarter of 2002, certain Semiconductor Test Systems long-lived assets were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the impaired assets was $0.8 million and the assets were sold in the second quarter of 2002. The carrying value of Teradyne’s assets held for sale is $33.2 million as of March 30, 2003. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the first quarter of 2003 of $6.2 million for approximately 340 employees terminated across all functional groups during the first quarter of 2003. All remaining severance benefits payable to these employees will be paid by the end of the first quarter of 2004. Teradyne recorded a charge for severance and related benefits during the first quarter of 2002 of $5.0 million. There were approximately 220 employees terminated across all functional groups in the first quarter of 2002. As of March 30, 2003 Teradyne has paid all severance benefits relating to the first quarter 2002 terminations.

In the first quarter of 2003, Circuit Board Test and Inspection Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million which has been recorded in restructuring and other charges. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

The restructuring actions described above during the first quarter of 2003 are expected to generate cost savings of approximately $27 million annually across all areas of operations.

Interest Income and Expense

Interest income remained flat at $4.2 million for the first quarter of 2003 compared to the first quarter of 2002. Decreased cash and marketable securities balances in the first quarter of 2003 compared to the first quarter of 2002 were slightly offset by higher interest rates. Interest expense increased by $0.1 million to $5.4 million in the first quarter of 2003 compared to the first quarter of 2002.

Other Expense

Other expense for the three months ended March 30, 2003 and March 31, 2002, respectively, includes the following:

	March 30, 2003	March 31, 2002
	(in thousands)
Other than temporary impairment of investment	$(2,592)	—
Fair value adjustment on warrants	(107)	$(513)

Total	$(2,699)	$(513)

Income Taxes

In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a full valuation allowance against its net deferred tax assets. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. The first quarter of 2003 tax expense relates primarily to a tax provision for foreign taxes. In the first quarter of 2002, Teradyne was recording tax benefits for losses at an effective tax rate of 36%.

Liquidity and Capital Resources

Teradyne’s cash, cash equivalents and marketable securities balance decreased $33.3 million in the first three months of 2003, to $507.7 million. Teradyne used cash from operating activities of $44.4 million in the first three months of 2003 and generated cash of $15.7 million in the first three months of 2002. Cash from net loss, excluding the effects of non-cash items, used $20.1 million and $86.3 million of cash for the first three months of 2003 and 2002, respectively. Changes in operating assets and liabilities used cash of $24.2 million in the first three months of 2003 as Teradyne accounts receivable balances increased primarily due to higher shipments in the last month of the quarter which was partially offset by decreased inventory balances. In the first three months of 2002, changes in operating assets and liabilities generated cash of $101.9 million as Teradyne received a tax refund in March 2002 of $85.2 million and inventory balances decreased.

Teradyne used $6.2 million of cash for investing activities in the first three months of 2003 and $158.6 million in the first three months of 2002. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of asset disposals, proceeds from the sale of product lines and purchases of capital assets to support long-term growth. Capital expenditures were $18.5 million in the first three months of 2003 and $21.6 million in the first three months of 2002. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

Financing activities provided $18.9 million and $36.7 million of cash during the first three months of 2003 and 2002, respectively. Financing activities include issuance of Teradyne’s common stock through employee stock option and stock purchase plans and repayments of debt. During the first three months of 2003 and 2002, common stock activity provided cash of $19.2 million and $37.1 million, respectively.

Teradyne believes its cash, cash equivalents, and marketable securities balance of $507.7 million will be sufficient to meet working capital and expenditure needs for the next twenty-four months. Depending on market conditions and funding requirements, Teradyne may seek additional external financing. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

Teradyne’s equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to

Teradyne’s operation and productivity. Approximately 80% of Teradyne’s employees participated in its equity compensation program during 2002. Of the stock options Teradyne granted in 2002, 89% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first three months of 2003, and years ended December 31, 2002 and 2001 follows (in thousands):

	Three Months Ended March 30, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Outstanding at beginning of period	33,421	29,750	22,745
Options granted	279	7,205	10,289
Options exercised	(64)	(1,152)	(2,766)
Options canceled	(911)	(2,382)	(518)

Outstanding at end of period	32,725	33,421	29,750

Exercisable at the end of the period	18,958	19,296	13,545

Available for grant at beginning of period	25,018	29,841	4,612
Grants	(279)	(7,205)	(10,289)
Cancellations	911	2,382	518
Additional shares reserved	—	—	35,000

Available for grant at end of period	25,650	25,018	29,841

Employee and Executive Option Grants

	Three Months Ended March 31, 2003	Year Ended December 31,
		2002	2001
Net grants during the period as a percentage of outstanding shares at the end of such period	(0.34)%	2.63%	5.39%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.00%	0.44%	0.63%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	0.00%	11.42%	11.16%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	10.55%	10.33%	8.88%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers for the fiscal year ended December 31, 2002.

Summary of in-the-money and out-of the-money option information at March 30, 2003:

	Exercisable		Unexercisable		Total
March 30, 2003	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Shares in thousands)
In-the-Money	6,375	$10.67	197	$10.41	6,572	$10.67
Out-of-the-Money(1)	12,583	29.85	13,570	23.13	26,153	26.36

Total Options Outstanding	18,958	$23.40	13,767	$22.94	32,725	$23.21

(1)	Out-of-the-money options are those options with an exercise price equal to or above $12.01, the closing price of Teradyne’s common stock on March 30, 2003.

Executive Options

Options granted to Named Executive Officers, during the fiscal year ended December 31, 2002:

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	300,000	4.23%	$17.48	7/19/09	$2,134,835	$4,975,072
Gregory R. Beecher	100,000	1.41	17.48	7/19/09	711,612	1,658,357
Michael A. Bradley	115,000	1.62	17.48	7/19/09	818,353	1,907,111
John M. Casey	80,000	1.13	17.48	7/19/09	569,289	1,326,686
Edward Rogas, Jr.	115,000	1.62	17.48	7/19/09	818,353	1,907,111
Richard E. Schneider	100,000	1.41	17.48	7/19/09	711,612	1,658,357

(1)	Based on a December 31, 2002 total of 7,092,885 shares subject to options granted in the fiscal year 2002 to employees under Teradyne’s option plans.

(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Teradyne’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Teradyne’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Teradyne’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers during the first quarter of 2003 and as of March 30, 2003:

	Shares Acquired During First Quarter of 2003	Value Realized	Number of Securities Underlying Unexercised Options at March 30, 2003		Values of Unexercised In-the Money Options at March 30, 2003(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	0	$0	785,714	681,855	$459,617	$0
Gregory R. Beecher	0	0	59,391	196,570	0	0
Michael A. Bradley	0	0	328,922	202,459	257,058	0
John M. Casey	0	0	221,215	136,856	154,235	0
Edward Rogas, Jr.	0	0	352,922	203,459	285,995	0
Richard E. Schneider	0	0	132,841	149,120	47,649	0

(1)	Option values based on stock price of $12.01, the closing price of Teradyne’s common stock on March 30, 2003

Equity Compensation Plans

In addition to Teradyne’s 1996 Employee Stock Purchase Plan discussed in Note B: “Accounting Policies,” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002, Teradyne maintains three equity compensation plans under which its equity securities are authorized for issuance to the Corporation’s employees, directors and/or consultants:

1)	1991 Employee Stock Option Plan;

2)	1997 Employee Stock Option Plan; and

3)	1996 Non-Employee Director Stock Option Plan

The purpose of these plans is to promote the interests of Teradyne by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of Teradyne. Except for the 1997 Employee Stock Option Plan, each of the foregoing plans was approved by Teradyne’s shareholders.

The following table presents information about these plans as of March 30, 2003:

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
	(Shares in thousands)
Stock option plans approved by shareholders	6,713	$21.55	3,807
Stock option plans not approved by shareholders(1)	25,470	$22.56	21,843

Total	32,183	$22.35	25,650

(1)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of March 30, 2003, there were outstanding options exercisable for an aggregate of 542 shares of Teradyne common stock pursuant to the GenRad Plans, with a weighted average exercise price of $74.19 per share.

For further information on Teradyne’s stock option plans see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

Certain Factors That May Affect Future Results

From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne’s business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for Teradyne’s products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause Teradyne’s actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne’s filings with the Securities and Exchange Commission, including in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002.

Teradyne’s Business Is Impacted by the Slowdown in Economies Worldwide.

Teradyne’s business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investments and may cause further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, whether the growth rate of its business will rebound when the worldwide economies begin to grow, or if or when Teradyne will return to profitability. The effects of the economic decline are being felt across all of Teradyne’s business segments and continue to result in significantly reduced customer orders.

Current Geopolitical Turmoil and the Continuing Threat of Domestic and International Terrorist Attacks May Adversely Impact Teradyne’s Revenues.

International turmoil, exacerbated by the war in Iraq, and the escalating tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect Teradyne’s ability to generate revenue on a predictable basis. In addition, recent terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As Teradyne sells products both in the United States and internationally, the threat of future terrorist attacks may adversely affect Teradyne’s business. These conditions make it difficult for Teradyne, and its customers, to accurately forecast and plan future business activities and could have a material adverse effect on Teradyne’s business, financial condition and results of operations.

Teradyne’s Business is Dependent on the Current and Anticipated Market for Electronics.

Teradyne’s business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the continued downturn in new orders will turn around in the future or that any increase in sales or new orders for a calendar year will be sustained in subsequent years. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne’s business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne’s Business.

Teradyne has taken and expects to continue to take measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, closed facilities, reduced the pay of certain employees, implemented furloughs, discontinued certain of its product lines, implemented material cost reduction programs, reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne’s business by reducing its pool of technical talent, decreasing or slowing improvements in its products, increasing Teradyne’s debt, and making it more difficult for Teradyne to respond to customers or competitors.

Teradyne’s Business May Be Adversely Impacted by Acquisitions Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has acquired a number of businesses. In the future, Teradyne may undertake additional acquisitions of businesses that complement its existing operations. Such past or future acquisitions could involve a number of risks, including:

–	the diversion of the attention of management and other key personnel;
–	the inability to effectively integrate an acquired business into Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;
–	the inability to retain the management, key personnel and other employees of an acquired business;
–	the inability to retain the customers of an acquired business;
–	the possibility that Teradyne’s reputation will be adversely affected by customer satisfaction problems of an acquired business;
–	potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;
–	the amortization of acquired identifiable intangibles, which may adversely affect Teradyne’s reported results of operations; and
–	litigation which has or which may arise in the future in connection with such acquisitions.

For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending in Federal District Court, San Diego, California, by the former owners of those companies naming as defendants Teradyne and two of its executive officers. This case is further described in “Item 1: Legal Proceedings” in this Form 10-Q.

Additionally, in 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. This case is further described in “Item 1: Legal Proceedings” in this Form 10-Q.

In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne’s expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne’s motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed in “Item 1: Legal Proceedings,” which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne’s Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has divested itself of certain lines of business. In the future, Teradyne may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

–	the diversion of the attention of management and other key personnel;
–	disruptions and other effects caused by the divestiture of a line of business on Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;
–	customer satisfaction problems caused by the loss of a divested line of business; and
–	the decreased diversification of Teradyne’s product lines caused by the divestiture of a line of business which may make Teradyne’s operating results subject to increased market fluctuations.

If Teradyne Is Unable to Protect Its Intellectual Property, Teradyne May Lose a Valuable Asset or May Incur Costly Litigation to Protect Its Rights.

Teradyne’s products incorporate technology that it protects in several ways, including patents, copyrights and trade secrets. While Teradyne believes that its patents, copyrights and trade secrets have value in general, no single one is in itself essential. At times, Teradyne has been notified that it may be in violation of patents held by others. An assertion of patent infringement against Teradyne, if successful, could have a material adverse effect on its ability to sell its products, or could require a lengthy and expensive defense which could adversely affect its operating results.

If Teradyne Fails to Develop New Technologies to Adapt to Its Customers’ Needs and if Its Customers Fail to Accept Its New Products, Teradyne’s Revenues Will Be Adversely Affected.

Teradyne believes that its technological position depends primarily on the technical competence and creative ability of its engineers. Teradyne’s development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products are critical to Teradyne’s success. Successful product development and introduction depends upon a number of factors, including:

–	new product selection;
–	development of competitive products by competitors;
–	timely and efficient completion of product design;
–	timely and efficient implementation of manufacturing; and
–	assembly processes and product performance at customer locations.

Teradyne Is Subject to Intense Competition.

Teradyne faces significant competition throughout the world in each of its operating segments. Some of Teradyne’s competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne’s competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in sales or loss of market acceptance of Teradyne’s products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne’s business, financial condition and results of operations.

Teradyne Is Subject to Risks of Operating Internationally.

Teradyne derives a significant portion of its total revenue from customers outside the United States. Teradyne’s international sales and operations are subject to significant risks and difficulties, including:

–	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
–	compliance with customs regulations;
–	changes in tariffs and exchange rates;
–	political and economic instability, acts of terrorism and international conflicts;
–	difficulties in accounts receivable collection;
–	difficulties in staffing and managing international operations;
–	potentially adverse tax consequences; and
–	the uncertain impact of the severe acute respiratory syndrome (SARs) epidemic.

Teradyne’s Business May Suffer if it is Unable to Attract and Retain Key Employees.

Competition for certain employees with skills required by Teradyne is intense in the high technology industry. Teradyne’s success will depend on its ability to attract and retain key technical employees in this business segment. The loss of one or more key or other employees, Teradyne’s inability to attract additional qualified employees or the delay in hiring key personnel could each have a material adverse effect on Teradyne’s business, results of operations or financial condition.

If Teradyne’s Suppliers do not Meet Teradyne’s Product or Delivery Requirements, Teradyne Could Have Reduced Revenues and Earnings.

Certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet Teradyne’s quality or delivery requirements. If any of Teradyne’s suppliers were to cancel contracts or commitments with Teradyne or fail to meet the quality or delivery requirements needed to satisfy customer orders for Teradyne’s products, Teradyne could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on Teradyne’s business, results of operations and financial condition. In addition, Teradyne relies upon third-party contract manufacturers for certain subsystems used in its products, and Teradyne’s ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom Teradyne does not exercise any control.

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

Teradyne is subject to environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

–	restrict Teradyne’s ability to expand its facilities;
–	require Teradyne to acquire costly equipment; or
–	require Teradyne to incur other significant costs and expenses.

Teradyne Has Substantially Increased Its Indebtedness.

On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due 2006 and received net proceeds of $389 million. On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007 (the “Mortgage”). As a result, Teradyne has incurred approximately $445 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. The level of Teradyne’s indebtedness, among other things, could:

–	make it difficult for Teradyne to make payments on its debt and other obligations;
–	make it difficult for Teradyne to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
–	require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
–	limit Teradyne’s flexibility in planning for, or reacting to changes in, its business and the industries in which Teradyne competes;
–	place Teradyne at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and
–	make Teradyne more vulnerable in the event of a further downturn in its business.

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

Teradyne May Not Be Able to Pay Its Debt and Other Obligations.

If Teradyne’s cash flow is inadequate to meet its obligations, Teradyne could face substantial liquidity problems. If Teradyne sustains continued losses or is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes, the Mortgage, or certain of its other obligations, Teradyne would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness Teradyne may incur. Any such default could have a material adverse effect on Teradyne’s business, prospects, financial position and operating results. In addition, Teradyne cannot assure that it would be able to repay amounts due in respect of the Notes or the Mortgage if payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, Teradyne cannot assure that it will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes or the Mortgage at their respective maturities.

Teradyne May Need Additional Financing, Which Could Be Difficult to Obtain.

Teradyne expects that its existing cash and marketable securities, cash generated from operations, the proceeds of the Notes offering in October 2001 and the proceeds from the Mortgage financing in December 2001, will be sufficient to meet Teradyne’s cash requirements to fund operations and expected capital expenditures for the next twenty-four months. However, Teradyne has a finite amount of cash and in the event Teradyne may need to raise additional funds, due to on-going losses or other reasons, Teradyne cannot be certain that it will be able to obtain such additional financing on favorable terms, if at all, particularly in light of Teradyne’s continued quarterly losses. Further, if Teradyne issues additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how Teradyne operates its business. If Teradyne cannot raise funds on acceptable terms, if and when needed, Teradyne may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures, which could seriously harm Teradyne’s business.

If Teradyne is Required to Account for Options Under Its Employee Stock Plans as a Compensation Expense, Teradyne’s Compensation Expense Would Be Increased.

There has been an increasing public debate about the proper accounting treatment for employee stock options. Teradyne currently discloses pro forma compensation expense quarterly by calculating the grants’ fair value and disclosing the impact on net (loss) income and net (loss) earnings per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require Teradyne to record the fair value of all stock options as compensation expense in its consolidated statement of operations. Note B, “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on Teradyne’s net (loss) income and (loss) earnings per share if it had been in effect during the three months ended March 30, 2003 and March 31, 2002. Also included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Teradyne has included additional stock-based compensation disclosures.

Provisions of Teradyne’s Charter and By-Laws and Massachusetts Law Make a Takeover of Teradyne More Difficult.

Teradyne’s basic corporate documents, its stockholder rights plan, and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of Teradyne, even if a change of control might be regarded as beneficial to some or all of Teradyne’s stockholders.

Teradyne’s Operating Results Are Likely to Fluctuate Significantly.

Teradyne’s quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

–	competitive pressures on selling prices;
–	the timing of customer orders and the deferral or cancellation of orders previously received;
–	provisions for excess and obsolete inventory;
–	charges for certain long-lived assets, including goodwill;
–	changes in product mix;
–	Teradyne’s ability to introduce new products and technologies on a timely basis;
–	the introduction of products and technologies by Teradyne’s competitors;
–	market acceptance of Teradyne’s and its competitors’ products;
–	fulfilling backlog on a timely basis;
–	reliance on sole source suppliers;
–	potential retrofit costs;
–	the level of orders received which can be shipped in a quarter; and
–	the timing of investments in engineering and development.

In particular, due to Teradyne’s introduction of a number of new, complex test systems in 2002 and the planned introduction of other systems in 2003, there can be no assurance that Teradyne will not experience delays in shipment of its products or that its products will achieve customer acceptance.

As a result of the foregoing and other factors, Teradyne has and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 28, 2003. There were no material changes in Teradyne’s exposure to market risk from those set forth in our Annual Report for the fiscal year ending December 31, 2002.

Item 4: Controls and procedures.

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing of this quarterly report, Teradyne’s management with the Chief Executive Officer and Chief Financial Officer as participants and supervisors have concluded that Teradyne’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the Exchange Act), are effective to ensure that information required to be disclosed by Teradyne in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in Teradyne’s internal controls or, to Teradyne’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties have submitted post-hearing briefs to the arbitrators. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. Teradyne’s motion has not yet been heard. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the “Debtors”), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe that the outcome of this matter will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne’s financial position or results of operations.

In August 2002, Teradyne was designated as a PRP at a site in Whittier, California. Teradyne was identified as a PRP based on shipments from its Woodland Hills, California and Agoura Hills, California sites during 1983 and 1984. Based upon review of the shipping documents, Teradyne considered that any potential liability to be limited to that of a de minimus contributor to the site. On April 18, 2003, Teradyne entered into an agreement to settle any potential liability related to this site and pursuant to that agreement paid a de minimus amount as full and final settlement of any potential liability.

In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. Teradyne believes that the employee’s claims are without merit. The last arbitration hearing was conducted on October 28, 2002, and a decision is expected by the end of May 2003. Management does not believe that the outcome of this proceeding will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that the outcome would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of March 30, 2003 has not accrued for any potential losses from the claims.

In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as but not limited to patent, commercial and environmental matters. There are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operation but there can be no assurance that any such matters would not have a material adverse effect on Teradyne’s business, financial position or results of operations.

Item 6: Exhibits and Reports on Form 8-K

(a): Exhibits

Exhibit Number	Description

3.1	Restated Articles of Organization of the Company, as amended (1)

3.2	Amended and Restated Bylaws of the Company (2)

99.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1) Incorporated by reference to Teradyne’s Quarterly Report on Form 10-Q filed August 16, 2000 (No. 1-06462)

(2) Incorporated by reference to Teradyne’s Annual Report on Form 10-K filed March 27, 1997 (No. 1-06462)

(b): Reports on Form 8-K

There were no Form 8-K filings by Teradyne during the quarter ended March 30, 2003, as none were required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Principal Financial Officer) May 13, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ GEORGE W. CHAMILLARD
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

By:	/s/ GREGORY R. BEECHER
Gregory R. Beecher Chief Financial Officer