Form 10-Q
period 2003-06-29
TERADYNE INC
filed 2003-08-13
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 25, 2003 was 188,694,178 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2003	December 31, 2002
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$237,904	$251,521
Marketable securities	53,673	73,833
Accounts receivable, less allowance for doubtful accounts of $6,459 and $5,749 on June 29, 2003 and December 31, 2002, respectively	220,575	174,838
Inventories:
Parts	120,932	165,149
Assemblies in process	111,633	106,156
Finished goods	1,747	8,245

	234,312	279,550
Prepayments and other current assets	35,004	29,531

Total current assets	781,468	809,273
Property, plant, and equipment, at cost:	1,366,837	1,420,480
Less: accumulated depreciation.	(742,574)	(735,214)

Net property, plant, and equipment	624,263	685,266
Marketable securities	240,135	215,703
Goodwill	118,203	118,203
Intangible and other assets	72,229	76,620

Total assets	$1,836,298	$1,905,065

LIABILITIES

Current liabilities:
Notes payable—banks	$6,745	$6,704
Current portion of long-term debt	1,408	1,365
Accounts payable	89,787	63,328
Accrued employees’ compensation and withholdings	78,028	96,848
Deferred revenue and customer advances	29,146	27,615
Other accrued liabilities	72,196	73,918
Income taxes payable	7,100	9,587

Total current liabilities	284,410	279,365
Pension liability	107,264	106,390
Long-term other accrued liabilities	45,547	40,276
Long-term debt	449,888	450,561

Total liabilities	887,109	876,592

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 213,732 and 209,851 shares issued at June 29, 2003 and December 31, 2002, respectively, and 187,077 and 183,196 shares outstanding at June 29, 2003 and December 31, 2002, respectively	26,717	26,231
Additional paid-in capital	1,237,815	1,195,246
Accumulated other comprehensive loss	(59,775)	(66,423)
Retained earnings	301,489	430,476
Treasury shares, at cost, 26,655 shares at June 29, 2003 and December 31, 2002	(557,057)	(557,057)

Total shareholders’ equity	949,189	1,028,473

Total liabilities and shareholders’ equity	$1,836,298	$1,905,065

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands, except per share amounts)
Net revenue:
Products	$271,523	$251,907	$548,754	$444,979
Services	60,006	57,991	117,351	112,927

Net revenues	331,529	309,898	666,105	557,906
Expenses:
Cost of products	203,781	199,818	414,708	377,014
Cost of services	39,140	39,376	78,683	78,908

Cost of revenues	242,921	239,194	493,391	455,922
Engineering and development	63,804	72,371	132,389	141,624
Selling and administrative	61,512	75,390	128,914	150,439
Restructuring and other charges	13,378	219	32,864	6,085

	381,615	387,174	787,558	754,070

Loss from operations	(50,086)	(77,276)	(121,453)	(196,164)
Interest income	3,299	4,526	7,478	8,730
Interest expense	(5,402)	(5,390)	(10,813)	(10,724)
Other income and expense, net	1,400	(1,124)	(1,299)	(1,637)

Loss before income taxes	(50,789)	(79,264)	(126,087)	(199,795)
Provision for (benefit from) income taxes	1,700	(28,535)	2,900	(71,926)

Net loss	$(52,489)	$(50,729)	$(128,987)	$(127,869)

Net loss per common share—basic and diluted	$(0.28)	$(0.28)	$(0.70)	$(0.70)

Shares used in calculations of net loss per common share—basic and diluted	185,465	182,934	185,177	182,633

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 29, 2003	June 30, 2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(128,987)	$(127,869)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	76,069	74,512
Amortization	2,895	4,004
Impairment of long-lived assets	13,988	824
Loss on sale of product lines	8,048	—
Provision for doubtful accounts	842	1,206
Deferred income tax benefit	—	(87,602)
Other non-cash items, net	4,856	7,670
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(49,143)	(38,744)
Inventories	40,701	64,535
Other assets	(17,640)	85,847
Accounts payable, deferred revenue and accruals	24,494	(5,496)
Income taxes payable	(2,487)	15,085

Net cash used for operating activities	(26,364)	(6,028)

Cash flows from investing activities:
Additions to property, plant and equipment	(13,753)	(30,708)
Increase in equipment manufactured by Teradyne	(23,318)	(8,973)
Proceeds from asset disposals	5,964	—
Proceeds from the sale of product lines	2,114	—
Purchases of available-for-sale marketable securities	(106,619)	(169,875)
Maturities of available-for-sale marketable securities	75,989	139,893
Purchases of held-to-maturity marketable securities	—	(109,811)
Maturities of held-to-maturity marketable securities	29,905	139,587

Net cash used for investing activities	(29,718)	(39,887)

Cash flows from financing activities:
(Payments of) proceeds from long term debt	(590)	174
Issuance of common stock under employee stock option and stock purchase plans	43,055	40,435

Net cash flows provided by financing activities	42,465	40,609

Decrease in cash and cash equivalents	(13,617)	(5,306)
Cash and cash equivalents at beginning of period	251,521	317,591

Cash and cash equivalents at end of period	$237,904	$312,285

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$10,661	$10,327
Income taxes	$2,696	$(86,736)

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.	The Company

Teradyne, Inc. is a leading supplier of automatic test equipment, a leading provider of high performance interconnection systems and a provider of electronic manufacturing services.

Teradyne’s automatic test equipment products include systems that:

•	test semiconductors (“Semiconductor Test Systems”);

•	test and inspect circuit-boards (“Circuit Board Test and Inspection Systems”);

•	diagnose and test automotive electronics systems (“Diagnostic Solutions”); and

•	test high speed voice and data communication (“Broadband Test Systems”).

Teradyne’s interconnection systems products and services (“Connection Systems”) include:

•	high bandwidth backplane assemblies and associated connectors used in electronic systems; and

•	electronic manufacturing services of assemblies that include Teradyne backplanes and connectors.

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

Balance
(in thousands)
Balance at December 31, 2002	$9,087
Accruals for warranties issued during the period	8,416
Accruals related to pre-existing warranties (including changes in estimates)	971
Settlements made during the period	(7,833)

Balance at June 29, 2003	$10,641

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2002	$2,134
Deferral of new extended warranty revenue	563
Recognition of extended warranty deferred revenue	(1,205)

Balance at June 29, 2003	$1,492

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne has stock-based employee compensation plans. Teradyne accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was followed. Teradyne’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the three and six months ended June 29, 2003 and June 30, 2002 would have been (in millions, except per share amounts):

	For the Three Months Ended		For The Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss, as reported	$(52.5)	$(50.7)	$(129.0)	$(127.9)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects(1)	(27.7)	(16.8)	(48.4)	(33.8)
Pro forma net loss	(80.2)	(67.5)	(177.4)	(161.7)
Net loss per common share—basic and diluted as reported	(0.28)	(0.28)	(0.70)	(0.70)
Net loss per common share—basic and diluted pro forma	(0.43)	(0.37)	(0.96)	(0.89)

(1)	As a result of the review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was appropriate to establish a full valuation allowance for its net deferred tax assets. For the three and six months ended June 29, 2003, total stock based compensation expense has not been tax effected. For the three and six months ended June 30, 2002, total stock based compensation expense has been tax effected.

The weighted average grant date fair value for options granted during the three and six month periods ending June 29, 2003 was $6.42 and $6.40, respectively, per option and for the three and six month periods ending June 30, 2002, was $18.68 and $17.73, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For The Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Expected life (years)	4.4	4.3	4.4	4.3
Interest rate	2.5%	4.3%	2.5%	4.1%
Volatility	68.2%	67.1%	68.2%	67.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of employee stock purchase rights granted was $5.74 during the three and six months ended June 29, 2003 and was $9.04 during the three and six months ended June 30, 2002. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option pricing model with the following assumptions:

	For the Three and Six Months Ended
	June 29, 2003	June 30, 2002
Expected life (years)	1.0	1.0
Interest rate	1.1%	2.1%
Volatility	65.4%	58.5%
Dividend yield	0.0%	0.0%

Other Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended
	June 29, 2003	June 30, 2002
Net loss	$(52,489)	$(50,729)
Foreign currency translation adjustments	1,151	—
Unrealized gain (loss) on investments, net of applicable tax of $0 and $(1,073) for the three months ended June 29, 2003 and June 30, 2002, respectively	4,411	(1,907)

Comprehensive loss	$(46,927)	$(52,636)

	For the Six Months Ended
	June 29, 2003	June 30, 2002
Net loss	$(128,987)	$(127,869)
Foreign currency translation adjustments	(48)	—
Unrealized gain (loss) on investments, net of applicable tax of $0 and $(1,716) for the six months ended June 29, 2003 and June 30, 2002, respectively	6,696	(3,057)

Comprehensive loss	$(122,339)	$(130,926)

C.	Risks and Uncertainties

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, current geopolitical turmoil, the continuing threat of domestic and international terrorist attacks, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne’s intellectual property rights, failure to develop new technologies and customers’ failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne’s competitors and competitive pricing pressures, risks of operating internationally including the impact of the severe acute respiratory syndrome (SARs) epidemic, risks associated with attracting and retaining key employees, a possible requirement to expense stock options, risks associated with Teradyne’s suppliers’ failure to meet Teradyne’s product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental laws and regulations, Teradyne’s debt service obligations with respect to its issuance in 2001 of convertible

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior notes and a mortgage financing completed in 2001 with respect to certain of its owned real estate assets, provisions of Teradyne’s charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, timing of customer orders and any deferral or cancellation of orders previously received, reliance on sole source suppliers, potential retrofit costs, and the timing of investments in engineering and development.

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

D.	Recently Issued Accounting Pronouncements

In May 2003, FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. Teradyne does not expect that the adoption of SFAS 150 will have a material impact on its financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Teradyne does not expect that the adoption of SFAS 149 will have a material impact on its financial position or results of operations.

In February 2003, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Teradyne does not expect that the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and periods beginning after June 15, 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 will have a material impact on its financial position or results of operations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.	Intangible Assets

Amortizable intangible assets consist of the following:

	June 29, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$25,030	$7,382	$17,648	7.5 years
Service and software maintenance contracts and customer relationships	8,435	4,633	3,802	5.7 years
Tradenames and trademarks	3,800	792	3,008	8.0 years

Total intangible assets	$37,265	$12,807	$24,458	7.1 years

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$28,649	$5,790	$22,859	7.5 years
Service and software maintenance contracts and customer relationships	8,633	3,944	4,689	5.7 years
Tradenames and trademarks	3,800	554	3,246	8.0 years

Total intangible assets	$41,082	$10,288	$30,794	7.2 years

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

Aggregate amortization expense for the three months ended June 29, 2003 and June 30, 2002 was $1.2 million and $1.9 million, respectively. Aggregate amortization expense for the six months ended June 29, 2003 and June 30, 2002 was $2.5 million and $3.8 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2003 (remainder)	$2,038
2004	4,077
2005	4,077
2006	4,077
2007	3,963

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net loss	$(52,489)	$(50,729)	$(128,987)	$(127,869)

Shares used in net loss per common share—basic and diluted	185,465	182,934	185,177	182,633

Net loss per common share—basic and diluted	$(0.28)	$(0.28)	$(0.70)	$(0.70)

All options and equivalent shares related to the convertible notes outstanding in the three and six months ended June 29, 2003 and June 30, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of June 29, 2003, and June 30, 2002, there were 36.1 million and 28.1 million options outstanding, respectively. As of June 29, 2003, and June 30, 2002, there were 15.4 million equivalent shares related to the convertible notes outstanding.

G.	Restructuring and Other Charges

The table below summarizes the liability and activity for the three months ended June 29, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310
Second quarter 2003 provision	6,494	3,407	1,055	2,422	13,378
Cash payments	—	(4,470)	—	(2,412)	(6,882)
Asset write-downs	(6,494)	—	(1,055)	—	(7,549)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

The table below summarizes the liability and activity for the six months ended June 29, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First six months of 2003 provision	13,988	9,563	6,891	2,422	32,864
Cash payments	—	(9,829)	—	(3,381)	(13,210)
Asset write-downs	(13,988)	—	(6,891)	—	(20,879)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the liability and activity for the three months ended June 30, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at March 31, 2002	$—	$7,129	$—	$1,496	$8,625
Second quarter 2002 provision	—	219	—	—	219
Cash payments	—	(3,668)	—	(180)	(3,848)

Balance at June 30, 2002	$—	$3,680	$—	$1,316	$4,996

The table below summarizes the liability and activity for the six months ended June 30, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$—	$1,676	$10,147
First six months of 2002 provision	824	5,261	—	—	6,085
Cash payments	—	(10,052)	—	(360)	(10,412)
Asset write-downs	(824)	—	—	—	(824)

Balance at June 30, 2002	$—	$3,680	$—	$1,316	$4,996

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $7.2 million against the lease accruals over the next twelve months.

During the three months ended June 29, 2003, Teradyne recorded charges of $6.5 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $3.8 million includes $2.5 million related to the decision to sell a facility in Laverne, CA, $1.1 million for the impairment of manufacturing assets held for sale, and $0.2 million for a reduction in the fair value of a property held for sale in Nashua, NH. The charge for the Semiconductor Test Systems segment of $2.4 million includes $1.9 million which relates to a reduction in the fair value of properties held for sale in Agoura Hills, CA and $0.5 million for the impairment of manufacturing assets held for sale. The charge for the Circuit Board Test and Inspection Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. The charge for the properties held for sale resulted from a deterioration in real estate market conditions.

During six months ended June 29, 2003, Teradyne recorded charges of $14.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $8.2 million includes $3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, $2.5 million related to the decision to sell a facility in Laverne, CA, and $2.4 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $5.5 million relates primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from a deterioration in real estate market conditions. The charge for the Circuit Board Test and

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inspection Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. During the six months ended June 30, 2002, certain Semiconductor Test Systems long-lived assets were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the impaired assets was $0.8 million and the assets were sold in the second quarter of 2002. The carrying value of Teradyne’s assets held for sale is $30.9 million as of June 29, 2003. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the three and six months ended June 29, 2003 of $3.4 million and $9.6 million, respectively. There were approximately 120 employees terminated in the second quarter of 2003 and 460 employees terminated in the first six months of 2003 across Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005. Teradyne recorded a charge for severance and related benefits during the three and six months ended June 30, 2002 of $0.2 million and $5.3 million, respectively. There were approximately 22 employees terminated in selling and administrative during the second quarter of 2002 and 240 employees terminated across Teradyne in the first six months of 2002. As of June 29, 2003 Teradyne has paid all severance benefits relating to employee terminations in the first six months of 2002.

During the three and six months ended June 29, 2003, Teradyne recorded a charge of $2.3 million and $8.1 million, respectively for the loss on sale of product lines, of which $1.1 million and $6.9 million, respectively, has been recorded in restructuring and other charges and $1.2 million in each period has been recorded in cost of sales. The product lines sold were in the Circuit Board Test and Inspection segment and the Other Test Systems segment. In the first quarter of 2003, the Circuit Board Test and Inspection Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $0.9 million during the three months ended June 29, 2003 and $6.7 million for the first six months ended June 29, 2003 of which $0.4 million and $6.2 million, respectively, has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of sales for the three and six months ended June 29, 2003. In the three and six months ended June 29, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the second quarter of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Circuit Board Test and Inspection Systems segment.

H.	Other Charges

The table below reflects certain operating statement activity for the three and six months ended June 29, 2003:

	For the Three Months Ended June 29, 2003		For the Six Months Ended June 29, 2003
	(in thousands)
	Accelerated Depreciation	Inventory Writedown	Accelerated Depreciation	Inventory Writedown
Cost of sales	$1,142	$1,436	$4,711	$1,436
Engineering and development	455	—	1,486	—
Selling and administrative	725	—	2,555	—

Total charges	$2,322	$1,436	$8,752	$1,436

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2003, Teradyne recorded a $2.3 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate locations and therefore shorten the service period. The charge includes $2.2 million at the Circuit Board Test and Inspection Systems segment related to the Westford, MA move to North Reading, MA, and $0.1 million at the Semiconductor Test Systems segment related to the Bedford, MA facility.

During the three and six months ended June 29, 2003, Teradyne recorded a $1.4 million charge for a writedown of inventory which was recorded in cost of sales. The charge includes $0.7 million at the Other Test Systems segment relating to the sale of the Autodiagnos automotive after market product line, $0.5 million at the Circuit Board Test and Inspection Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line, and $0.2 million relating to the Connections Systems segment decision to sell a facility at Laverne, CA.

During the first six months of 2003, Teradyne recorded an $8.8 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate locations and therefore shorten the service period. The charge includes $5.7 million at the Circuit Board Test and Inspection Systems segment related to the Westford, MA move to North Reading, MA; $1.8 million at the Connection Systems segment related to the Hudson, NH and Cavan, Ireland facilities; $0.7 million at the Semiconductor Test Systems segment related to the Bedford, MA facility; and $0.6 million at Corporate related to a Boston facility.

Other income and expense, net for the three months ended June 29, 2003 and June 30, 2002 includes the following:

(Loss)/Income	June 29, 2003	June 30, 2002
	(in thousands)
Gain on sale of investment	$1,250	—
Fair value adjustment on warrants	150	$(1,124)

Total	$1,400	$(1,124)

Other income and expense, net for the six months ended June 29, 2003 and June 30, 2002 includes the following:

(Loss)/Income	June 29, 2003	June 30, 2002
	(in thousands)
Other than temporary impairment of investments	$(2,592)	—
Gain on sale of investment	1,250	—
Fair value adjustment on warrants	43	$(1,637)

Total	$(1,299)	$(1,637)

I.	Operating Segment Information

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note B: Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three and six month periods ended June 29, 2003 and June 30, 2002 follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Circuit Board Test & Inspection Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended June 29, 2003:
Sales to unaffiliated customers	$174,656	$91,585	$38,389	$26,899	—	$331,529
Intersegment sales	—	13,106	—	—	$(13,106)	—

Net sales	174,656	104,691	38,389	26,899	(13,106)	331,529
Loss before taxes (1)(2)	$(23,199)	$(7,779)	$(18,573)	$(1,156)	$(82)	$(50,789)
Three months ended June 30, 2002:
Sales to unaffiliated customers	$144,624	$102,554	$40,239	$22,481	—	$309,898
Intersegment sales	—	2,626	—	—	$(2,626)	—

Net sales	144,624	105,180	40,239	22,481	(2,626)	309,898
(Loss) income before taxes (1)(2)	$(52,228)	$749	$(22,746)	$1,106	$(6,145)	$(79,264)
Six months ended June 29, 2003:
Sales to unaffiliated customers	$342,208	$183,454	$82,353	$58,090	—	$666,105
Intersegment sales	—	17,489	—	—	$(17,489)	—

Net sales	342,208	200,943	82,353	58,090	(17,489)	666,105
(Loss) income before taxes (1)(2)	(60,275)	(19,604)	(38,870)	192	(7,530)	(126,087)
Total assets	$715,511	$282,351	$173,766	$68,157	$596,513	$1,836,298
Six months ended June 30, 2002:
Sales to unaffiliated customers	$232,150	$198,341	$79,202	$48,213	—	$557,906
Intersegment sales	—	2,685	—	—	$(2,685)	—

Net sales	232,150	201,026	79,202	48,213	(2,685)	557,906
(Loss) income before taxes (1)(2)	$(133,266)	$(1,874)	$(56,346)	$3,953	$(12,262)	$(199,795)

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other expense which are included in Corporate and Eliminations.

(2)	Included in (loss) income before taxes for the following segments are charges that include restructuring and other charges, accelerated depreciation, impairment of investments and inventory writedowns:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Semiconductor Test Systems Segment	$3,666	$141	$10,582	$2,649
Connections Systems Segment	6,171	37	13,318	180
Circuit Board Test and Inspection Systems Segment	5,654	—	16,027	2,791
Other Test Systems Segment	1,550	—	2,035	27
Corporate and Eliminations	95	41	3,682	438

Consolidated	$17,136	$219	$45,644	$6,085

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	Commitments and Contingencies

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs motion for reconsideration and the plaintiffs request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. On April 1, 2003, Teradyne filed a motion to compel production of documents and asked the District Court to grant sanctions for the plaintiff’s failure. On May 14, 2003, the plaintiffs filed an opposition to Teradyne’s motion to compel and request for sanctions. On June 11, 2003, the District Court granted Teradyne’s motion to compel and awarded Teradyne a portion of its attorney’s fees and costs associated with the motion to compel. Discovery proceedings are continuing. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties have submitted post-hearing briefs to the arbitrators. On May 29, 2003, the arbitrators issued a Preliminary Award designating Teradyne as the substantially prevailing party in the arbitration, awarding Teradyne indemnification damages in the form of 18,256 shares of escrowed stock and entitling Teradyne to seek attorney’s fees and costs from the former owners. Following the Preliminary Award, Teradyne and the former owners filed briefs on the subject of attorneys fees and costs. On July 10, 2003, the arbitrators issued the Final Award which confirmed the Preliminary Award findings and also awarded Teradyne indemnification of attorneys’ fees and costs in the form of 15,374 shares of escrowed stock. Pursuant to the Final Award, Teradyne shall receive a total of 33,630 shares of escrowed stock. Execution of the Final Award will result in distribution of all shares held in escrow except 2,000 shares which shall be retained in escrow for future environmental expenditures.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., (“EMS”) and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the “Debtors”), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On May 23, 2003, the Debtors filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that Teradyne received preferential transfers totaling $12.7 million from EMS and PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

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

In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. The last arbitration hearing was conducted on October 28, 2002. On June 2, 2003, the arbitrator issued an award in favor of Genrad, finding that Genrad had not breached the severance agreement and that the former employee had resigned from Genrad without reason, and as such, was not entitled to any severance benefits.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August of 2003, Teradyne was notified by one of its suppliers of potential claims and liabilities relating to a supply agreement and course of dealings between the supplier and Teradyne. Simultaneously, the supplier’s investors and majority shareholders informed Teradyne of a potential claim involving misrepresentations allegedly made by Teradyne with respect to the supplier’s existing business operations and future business prospects with Teradyne. No formal complaint has been filed against Teradyne as of August 13, 2003. Teradyne is currently investigating these matters. Based on the unspecified nature of the claims, Teradyne is not presently able to reasonably estimate potential losses, if any, related to these potential claims and therefore, as of August 13, 2003, has not accrued for any potential losses from these unasserted claims.

Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of June 29, 2003 has not accrued for any potential losses from the claims.

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

K.	Subsequent Events

In July of 2003, Teradyne announced a reduction in workforce totaling approximately 50 people in the Connections Systems and Circuit Board Test and Inspection Systems segments. The estimated severance charge from these reductions in personnel totals approximately $1.1 million.

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(In thousands)		(In thousands)
Net revenue	$331,529	$309,898	$666,105	$557,906

Net loss	$(52,489)	$(50,729)	$(128,987)	$(127,869)

Percentage of net revenue:
Products	81.9%	81.3%	82.4%	79.8%
Services	18.1	18.7	17.6	20.2

Net revenue	100.0	100.0	100.0	100.0
Expenses:
Cost of products	61.5	64.5	62.3	67.6
Cost of services	11.8	12.7	11.8	14.1

Cost of revenue	73.3	77.2	74.1	81.7
Engineering and development	19.2	23.4	19.9	25.4
Selling and administrative	18.6	24.3	19.4	27.0
Restructuring and other charges	4.0	0.1	4.9	1.1
Other and interest, net	0.2	0.6	0.7	0.6

	115.3	125.6	119.0	135.8
Loss before income taxes	(15.3)	(25.6)	(19.0)	(35.8)
Provision for (benefit from) income taxes	0.5	(9.2)	0.4	(12.9)

Net loss	(15.8)%	(16.4)%	(19.4)%	(22.9)%

Provision for (benefit from) income taxes as a percentage of loss before income taxes	3.3%	(36.0)%	2.3%	(36.0)%

Results of Operations

Business Overview

Revenues remained relatively flat for the third consecutive quarter. Uncertainty continues in the general business environment and the electronics industry in particular. During the second quarter of 2003, Teradyne saw customers continue to delay buying decisions until the last possible moment.

Until Teradyne’s customers see significant and sustained increases in their business levels, Teradyne’s orders could remain low or see a further decline. If Teradyne experiences further declines in its own order rates, the amount of Teradyne’s inventory and certain long-lived assets considered realizable could be significantly reduced.

Second Quarter 2003 Compared to Second Quarter 2002

Bookings

Net orders increased 33% to $304.6 million in the second quarter of 2003 from $228.3 million in the second quarter of 2002. The increase in incoming net orders was led by a 169% increase in Connection Systems, a 34% increase in Semiconductor Test Systems and a 19% increase in Other Test Systems. Circuit Board Test and Inspection Systems net orders decreased by 33%. The increase in Semiconductor Test Systems orders was due to an increase of approximately 268% in orders from subcontractor (Subcon) customers which was partially offset by a decrease in orders from Integrated Device Manufacturer (IDM) customers. The majority of the increase from Subcon customers was spread across South East Asia and Taiwan. The increase in Connection Systems orders was from a significant reduction in cancellations from major customers in the telecommunications and information technology infrastructure industries. The decrease in Circuit Board Test and Inspection Systems orders can be attributed to excess customer capacity.

Teradyne experienced cancellations of $8.4 million and $44.4 million during second quarter of 2003 and 2002, respectively. For the second quarter of 2003, cancellations of $4.3 million and $3.5 million occurred in the Semiconductor Test Systems and Connection System businesses, respectively.

Teradyne’s net orders for its four principal operating segments were as follows:

	Three Months Ended
	June 29, 2003	June 30, 2002	% Change
	(in millions)
Semiconductor Test Systems	$186.4	$138.9	34.2%
Connection Systems	64.6	24.0	169.2
Circuit Board Test and Inspection Systems	31.8	47.1	(32.5)
Other Test Systems	21.8	18.3	19.1

	$304.6	$228.3	33.4

Teradyne’s net orders by region as a percentage of total net orders were as follows:

	Three Months Ended
	June 29, 2003	June 30, 2002
South East Asia	33%	27%
United States	31	35
Europe	13	17
Taiwan	11	8
Japan	9	10
Korea	0	2
Rest of the World	3	1

	100%	100%

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

Revenue

Teradyne’s revenue from its four principal operating segments was as follows:

	Three Months Ended
	June 29, 2003	June 30, 2002	% Change
	(in millions)
Semiconductor Test Systems	$174.7	$144.6	20.8%
Connection Systems	91.5	102.6	(10.8)
Circuit Board Test and Inspection Systems	38.4	40.2	(4.5)
Other Test Systems	26.9	22.5	19.6

	$331.5	$309.9	7.0

Teradyne’s revenue by region as a percentage of total revenue was as follows:

	Three Months Ended
	June 29, 2003	June 30, 2002
United States	37%	45%
South East Asia	24	21
Europe	19	17
Japan	9	5
Taiwan	8	9
Korea	1	1
Rest of the World	2	2

	100%	100%

The increase in Semiconductor Test Systems revenue was due to increased shipments to major IDM and Subcon customer sites across Korea, South East Asia, and Europe. More than half of the decrease in Connection Systems revenue was from reduced shipments in its assembly business, while the remaining decrease was primarily in its connector business. The increase in Other Test Systems was driven by a 69% revenue increase in Diagnostic Solutions as a result of increased business from a leading automotive manufacturer. The increase in Diagnostic Solutions was partially offset by a decrease of 44% in Broadband Test Systems revenue.

Product revenue increased 8% in the second quarter of 2003 to $271.5 million from $251.9 million in the second quarter of 2002. Service revenue increased 3% in the second quarter of 2003 to $60.0 million from $58.0 million in second quarter of 2002.

Gross Margin

Gross margin increased to 27% of total revenue in the second quarter of 2003 from 23% of total revenue in the second quarter of 2002. Product gross margin increased to 25% of product revenue in the second quarter of 2003 from 21% of product revenue in the second quarter of 2002. The improved product gross margin percentage is a result of product revenue growth of 8% and an approximate 14% reduction in fixed and semi-fixed manufacturing costs. Included in the gross margin percentage of 27% in the second quarter of 2003, is approximately $1.4 million charge for a writedown of inventory and $1.1 million of incremental accelerated depreciation. The charge of $1.4 million for a writedown of inventory includes $0.7 million at the Other Test Systems segment relating to the sale of the Autodiagnos automotive after market product line, $0.5 million at the Circuit Board Test and Inspection Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line, and $0.2 million relating to the Connections Systems segment decision to sell a facility at Laverne, CA. Service gross margin increased to 35% of service revenue in the second quarter of 2003 from 32% of service revenue in the second quarter of 2002. The improved service gross margin percentage largely results from reduced fixed costs in the Semiconductor Test Systems parts and field service business.

Engineering and Development

Engineering and development expenses, as a percentage of revenue, decreased to 19% in the second quarter of 2003 from 23% in the second quarter of 2002, with net spending decreasing by $8.6 million. Gross expense reductions of approximately $14.3 million were offset by increases of approximately $5.2 million from the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

Half of the gross expense reduction was a result of a downsized workforce, with a bulk of the remainder coming from a reduction in outsourced engineering and consulting spending. Teradyne recorded a charge for incremental accelerated depreciation of $0.5 million in the second quarter of 2003 which is classified in Engineering and Development.

Selling and Administrative

Selling and administrative expenses decreased to 19% of revenue in the second quarter of 2003 from 24% of revenue in the second quarter of 2002 with net spending decreasing by $13.9 million. Gross expense reductions of approximately $17.5 million were offset by increases of approximately $2.9 million from the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

Of the gross expense reduction, about 19% was a result of a downsized workforce, with the bulk of the remainder coming from a combination of reduced fixed costs, such as facilities costs and depreciation, excluding the incremental accelerated depreciation charge discussed below, and reduced travel and promotional spending. Teradyne recorded a charge for incremental accelerated depreciation of $0.7 million in the second quarter of 2003 which is classified in Selling and Administrative.

Restructuring and Other Charges

The table below summarizes the liability and activity for the three months ended June 29, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310
Second quarter 2003 provision	6,494	3,407	1,055	2,422	13,378
Cash payments	—	(4,470)	—	(2,412)	(6,882)
Asset write-downs	(6,494)	—	(1,055)	—	(7,549)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

The table below summarizes the liability and activity for the three months ended June 30, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at March 31, 2002	$—	$7,129	$—	$1,496	$8,625
Second quarter 2002 provision	—	219	—	—	219
Cash payments	—	(3,668)	—	(180)	(3,848)

Balance at June 30, 2002	$—	$3,680	$—	$1,316	$4,996

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $7.2 million against the lease accruals over the next twelve months.

During the three months ended June 29, 2003, Teradyne recorded charges of $6.5 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $3.8 million includes $2.5 million which relates to the decision to sell a facility in Laverne, CA, $1.1 million for the impairment of manufacturing assets held for sale, and $0.2 million for a reduction in the fair value of a property held for sale in Nashua, NH. The charge for the Semiconductor Test Systems segment of $2.4 million includes $1.9 million which relates to a reduction in the fair value of properties held for sale in Agoura Hills, CA and $0.5 million for the impairment of manufacturing assets held for sale. The charge for the Circuit Board Test and Inspection Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. The charge for the properties held for sale resulted from a deterioration in real estate market conditions.

Teradyne recorded a charge for severance and related benefits during the three months ended June 29, 2003 of $3.4 million. There were approximately 120 employees terminated in the second quarter of 2003 across Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005. Teradyne recorded a charge for severance and related benefits during the three months ended June 30, 2002 of $0.2 million. There were approximately 22 employees terminated in selling and administrative during the second quarter of 2002. As of June 29, 2003 Teradyne has paid all severance benefits relating to employee terminations in the second quarter of 2002.

During the three months ended June 29, 2003, Teradyne recorded a charge of $2.3 million for the loss on sale of product lines, of which $1.1 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of sales. The product lines sold were in the Circuit Board Test and Inspection segment and the Other Test Systems segment. In the first quarter of 2003, the Circuit Board Test and Inspection Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $0.9 million during the three months ended June 29, 2003 of which $0.4 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of sales for the three months ended June 29, 2003. In the three months ended June 29, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the second quarter of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Circuit Board Test and Inspection Systems segment.

The restructuring actions described above during the second quarter of 2003 are expected to generate cost savings of approximately $8.9 million annually across all areas of operations.

In July of 2003, Teradyne announced a reduction in workforce totaling approximately 50 people in the Connections Systems and Circuit Board Test and Inspection Systems segments. The estimated severance charge from these reductions in personnel totals approximately $1.1 million. Teradyne anticipates further restructuring activities.

Interest Income and Expense

Interest income decreased by $1.2 million in the second quarter of 2003 from $4.5 million for the second quarter of 2002 compared to $3.3 million for the second quarter of 2003 primarily due to decreased cash and marketable securities balances. Interest expense remained flat at $5.4 million in both the second quarter of 2003 and the second quarter of 2002.

Other Income and Expense, Net

Other income and expense, net for the three months ended June 29, 2003 and June 30, 2002 includes the following:

(Loss)/Income	June 29, 2003	June 30, 2002
	(in thousands)
Gain on sale of investment	$1,250	—
Fair value adjustment on warrants	150	$(1,124)

Total	$1,400	$(1,124)

Income Taxes

In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a full valuation allowance against its net deferred tax assets. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. The second quarter of 2003 tax expense relates primarily to a tax provision for foreign taxes. In the second quarter of 2002, Teradyne was recording tax benefits for losses at an effective tax rate of 36%.

Six Months of 2003 Compared to Six Months of 2002

Bookings

Net orders increased 35% to $593.6 million in the first six months of 2003 from $438.7 million in the first six months of 2002. The increase in incoming net orders was led by a 93% increase in Connection Systems and a 48% increase in Semiconductor Test Systems. These increases were offset by decreases in net orders of 15% in Circuit Board Test and Inspection Systems and 14% in Other Test Systems. The increase in Semiconductor Test Systems orders was driven by Subcon customers, which accounted for 74% of the increase, and was spread across South East Asia and Taiwan. The increase in Connection Systems orders was from an 11% increase in gross bookings due to increased demand from major customers in the telecommunications and information technology infrastructure industries, and a 76% reduction in cancellations. Circuit Board Test and Inspection Systems orders decreased due to excess customer capacity.

Teradyne experienced cancellations of $22.9 million and $71.6 million during first six months of 2003 and 2002, respectively. For the first six months of 2003, cancellations of $15.8 million and $6.6 million occurred in the Connection Systems and Semiconductor Test Systems businesses, respectively.

Teradyne’s net orders for its four principal operating segments were as follows:

	Six Months Ended
	June 29, 2003	June 30, 2002	% Change
	(in millions)
Semiconductor Test Systems	$338.3	$228.6	48.0%
Connection Systems	135.5	70.4	92.5
Circuit Board Test and Inspection Systems	71.0	83.2	(14.7)
Other Test Systems	48.8	56.5	(13.6)

	$593.6	$438.7	35.3

Teradyne’s net orders by region as a percentage of total net orders were as follows:

	Six Months Ended
	June 29, 2003	June 30, 2002
United States	34%	43%
South East Asia	26	23
Europe	18	16
Japan	11	8
Taiwan	8	6
Korea	0	2
Rest of the World	3	2

	100%	100%

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

Revenue

Teradyne’s revenue from its four principal operating segments was as follows:

	Six Months Ended
	June 29, 2003	June 30, 2002	% Change
	(in millions)
Semiconductor Test Systems	$342.2	$232.2	47.4%
Connection Systems	183.4	198.3	(7.5)
Circuit Board Test and Inspection Systems	82.4	79.2	4.0
Other Test Systems	58.1	48.2	20.5

	$666.1	$557.9	19.4

Teradyne’s revenue by region as a percentage of total revenue was as follows:

	Six Months Ended
	June 29, 2003	June 30, 2002
United States	38%	49%
South East Asia	22	18
Europe	19	18
Taiwan	9	8
Japan	9	4
Korea	1	1
Rest of the World	2	2

	100%	100%

The increase in Semiconductor Test Systems revenue was due to increased shipments to major IDM and Subcon customer sites across Korea, South East Asia, Taiwan, and Europe. Connection Systems revenue decreased primarily due to a decrease in shipments from its assembly business. The increase in Other Test Systems was driven by a 79% revenue increase in Diagnostic Solutions as a result of increased business from a leading automotive manufacturer. The increase in Diagnostic Solutions was partially offset by a decrease of 47% in Broadband Test revenue.

Product revenue increased 23% in the first six months of 2003 to $548.8 million from $445.0 million in the first six months of 2002. Service revenue increased 4% in the first six months of 2003 to $117.4 million from $112.9 million in first six months of 2002.

Gross Margin

Gross margin increased to 26% of total revenue in the first six months of 2003 from 18% of total revenue in the first six months of 2002. Product gross margin increased to 24% of product revenue in the first six months of 2003 from 15% of product revenue in the first six months of 2002. The improved product gross margin percentage is a result of product revenue growth of 23% and an approximate 11% reduction in fixed & semi-fixed manufacturing costs. Included in the gross margin percentage of 26% for the first six months of 2003, is approximately $4.7 million of incremental accelerated depreciation and a $1.4 million charge for a writedown of inventory. The charge of $1.4 million for a writedown of inventory includes $.0.7 million at the Other Test Systems segment relating to the sale of the Autodiagnos automotive after market product line, $0.5 million at the Circuit Board Test and Inspection Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line, and $0.2 million relating to the Connections Systems segment decision to sell a facility at Laverne, CA. Service gross margin increased to 33% of service revenue in the first six months of 2003 from 30% of service revenue in the first six months of 2002. The improved service gross margin percentage largely results from reduced fixed costs in the Semiconductor Test Systems parts and field service business.

Engineering and Development

Engineering and development expenses, as a percentage of revenue, decreased to 20% in the first six months of 2003 from 25% in the first six months of 2002, with net spending decreasing by $9.2 million. Gross expense reductions of approximately $21.1 million were offset by increases of approximately $10.4 million from the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

Approximately 40% of the gross expense reduction was a result of a downsized workforce, with a bulk of the remainder coming from a reduction in outsourced engineering, consulting, and travel spending. Teradyne recorded a charge for incremental accelerated depreciation of $1.5 million in the first six months of 2003 which is classified in Engineering and Development.

Selling and Administrative

Selling and administrative expenses decreased to 19% of revenue in the first six months of 2003 from 27% of revenue in the first six months of 2002 with net spending decreasing by $21.5 million. Gross expense reductions of approximately $29.9 million were offset by increases of approximately $5.8 million from the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as incremental accelerated depreciation described below.

Of the gross expense reduction, approximately 25% was a result of a downsized workforce, with the bulk of the remainder coming from a combination of reduced fixed costs, such as facilities costs and depreciation, excluding the incremental accelerated depreciation charge discussed below, and reduced travel, promotional, and consulting spending. Teradyne recorded a charge for incremental accelerated depreciation of $2.6 million in the first six months of 2003 which is classified in Selling and Administrative.

Restructuring and Other Charges

The table below summarizes the liability and activity for the six months ended June 29, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First six months of 2003 provision	13,988	9,563	6,891	2,422	32,864
Cash payments	—	(9,829)	—	(3,381)	(13,210)
Asset write-downs	(13,988)	—	(6,891)	—	(20,879)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

The table below summarizes the liability and activity for the six months ended June 30, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$—	$1,676	$10,147
First six months of 2002 provision	824	5,261	—	—	6,085
Cash payments	—	(10,052)	—	(360)	(10,412)
Asset write-downs	(824)	—	—	—	(824)

Balance at June 30, 2002	$—	$3,680	$—	$1,316	$4,996

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $7.2 million against the lease accruals over the next twelve months.

During six months ended June 29, 2003, Teradyne recorded charges of $14.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the Connection Systems segment of $8.2 million includes $3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, $2.5 million relates to the decision to sell a facility in Laverne, CA, and $2.4 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $5.5 million relates primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from a deterioration in real estate market conditions. The charge for the Circuit Board Test and Inspection Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. During the first quarter of 2002, certain Semiconductor Test Systems long-lived assets were impaired as the estimated fair value was less than the carrying value of these assets. The charge for the impaired assets was $0.8 million and the assets were sold in the second quarter of 2002. The carrying value of Teradyne’s assets held for sale is $30.9 million as of June 29, 2003. These assets are included in Property, Plant and Equipment.

Teradyne recorded a $9.6 million charge for severance and related benefits during the six months ended June 29, 2003. There were approximately 460 employees terminated in the first six months of 2003 across Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005. Teradyne recorded a charge for severance and related benefits during the six months ended June 30, 2002 of $5.3 million. There were approximately 240 employees terminated across Teradyne in the first six months of 2002. As of June 29, 2003 Teradyne has paid all severance benefits relating to employee terminations in the first six months of 2002.

During the six months ended June 29, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million for inventory writedowns has been recorded in cost of sales. The product lines sold were in the Circuit Board Test and Inspection segment and the Other Test Systems segment. In the first quarter of 2003, the Circuit Board Test and Inspection Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the first six months ended June 29, 2003 of which $6.2 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of sales for the six months ended June 29, 2003. In the six months ended June 29, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the first six months of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Circuit Board Test and Inspection Systems segment.

The restructuring actions taken during the first six months of 2003 are expected to generate cost savings of approximately $36.3 million annually across all areas of operations.

In July of 2003, Teradyne announced a reduction in workforce totaling approximately 50 people in the Connections Systems and Circuit Board Test and Inspection Systems segments. The estimated severance charge from these reductions in personnel totals approximately $1.1 million. Teradyne anticipates further restructuring activities.

Interest Income and Expense

Interest income decreased by $1.2 million in the first six months of 2003 from $8.7 million for the first six months of 2002 compared to $7.5 million for the first six months of 2003 primarily due to decreased cash and marketable securities balances. Interest expense remained flat at $10.8 million in the second quarter of 2003 compared to $10.7 million in the second quarter of 2002.

Other Income and Expense, Net

Other income and expense, net for the six months ended June 29, 2003 and June 30, 2002 includes the following:

(Loss)/Income	June 29, 2003	June 30, 2002
	(in thousands)
Other than temporary impairment of investment	$(2,592)	—
Gain on sale of investment	1,250	—
Fair value adjustment on warrants	43	$(1,637)

Total	$(1,299)	$(1,637)

Income Taxes

In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a full valuation allowance against its net deferred tax assets. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. The first six months of 2003 tax expense relates primarily to a tax provision for foreign taxes. In the first six months of 2002, Teradyne was recording tax benefits for losses at an effective tax rate of 36%.

Liquidity and Capital Resources

Teradyne’s cash, cash equivalents and marketable securities balance decreased by $9.3 million in the first six months of 2003, to $531.7 million. Teradyne used cash from operating activities of $26.4 million and $6.0 million in the first six months of 2003 and the first six months of 2002, respectively. Cash used from net loss, excluding the effects of non-cash items, consisted of $22.3 million in the first six months of 2003 and $127.3 million for the first six months of 2002. Changes in operating assets and liabilities, net of product lines sold, used cash of $4.1 million in the first six months of 2003 as accounts receivable balances increased primarily due to higher shipments in the last month of the quarter which was partially offset by decreased inventory balances. In the first six months of 2002, changes in operating assets and liabilities generated cash of $121.2 million due to the receipt of a tax refund of $85.2 million in March 2002 and decreased inventory balances.

Teradyne used $29.7 million of cash for investing activities in the first six months of 2003 and $39.9 million in the first six months of 2002. Investing activities consist of purchases, sales, and maturities of marketable securities, proceeds from the sale of asset disposals, proceeds from the sale of product lines and purchases of capital assets to support long-term growth. Capital expenditures were $37.1 million in the first six months of 2003 and $39.7 million in the first six months of 2002. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

Financing activities provided $42.5 million and $40.6 million of cash during the first six months of 2003 and 2002, respectively. Financing activities include issuance of Teradyne’s common stock through employee stock option and stock purchase plans and repayments of debt. During the first six months of 2003 and 2002, common stock activity provided cash of $43.1 million and $40.4 million, respectively.

Teradyne believes its cash, cash equivalents, and marketable securities balance of $531.7 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Teradyne’s United States defined benefit pension plan is currently under funded. Teradyne plans to contribute approximately $10 million during the remainder of fiscal 2003 and approximately $25 million in the first three quarters of 2004 to this plan. Teradyne may pre-pay its mortgage on its California properties in the near future, which would result in a payment of approximately $46 million. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

Teradyne’s equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to Teradyne’s operation and productivity. Approximately 80% of Teradyne’s employees participated in its equity compensation program during 2002. Of the stock options Teradyne granted in first six months of 2003, 88% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first six months of 2003, and fiscal years ended December 31, 2002 and 2001 follows (in thousands):

	Six Months Ended June 29, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Outstanding at beginning of period	33,421	29,750	22,745
Options granted	6,489	7,205	10,289
Options exercised	(2,221)	(1,152)	(2,766)
Options canceled	(1,620)	(2,382)	(518)

Outstanding at end of period	36,069	33,421	29,750

Exercisable at the end of the period	17,650	19,296	13,545

Available for grant at beginning of period	25,018	29,841	4,612
Grants	(6,489)	(7,205)	(10,289)
Cancellations	1,620	2,382	518
Additional shares reserved	—	—	35,000

Available for grant at end of period	20,149	25,018	29,841

Employee and Executive Option Grants

	Six Months Ended June 30, 2003	Year Ended December 31
		2002	2001
Net grants during the period as a percentage of outstanding shares at the end of such period	2.60%	2.63%	5.39%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.43%	0.44%	0.63%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	12.48%	11.42%	11.16%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	11.76%	10.33%	8.88%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers.

Summary of in-the-money and out-of the-money option information at June 29, 2003:

	Exercisable		Unexercisable		Total
March 30, 2003	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Shares in thousands)
In-the-Money	5,404	$10.77	5,488	$11.78	10,892	$11.28
Out-of-the-Money(1)	12,246	29.56	12,931	23.11	25,177	26.25

Total Options Outstanding	17,650	$23.81	18,419	$19.73	36,069	$21.73

(1)	Out-of-the-money options are those options with an exercise price equal to or above $17.32, the closing price of Teradyne’s common stock on June 29, 2003.

Executive Options

Options granted to Named Executive Officers, during the six months ended June 29, 2003:

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	300,000	4.62%	$11.66	4/28/10	$1,424,037	$3,318,612
Gregory R. Beecher	100,000	1.54	11.66	4/28/10	474,679	1,106,204
Michael A. Bradley	115,000	1.77	11.66	4/28/10	545,881	1,272,135
John M. Casey	80,000	1.23	11.66	4/28/10	379,743	884,963
Edward Rogas, Jr.	115,000	1.77	11.66	4/28/10	545,881	1,272,135
Richard E. Schneider	100,000	1.54	11.66	4/28/10	474,679	1,106,204

(1)	Based on a June 29, 2003 total of 6,488,950 shares subject to options granted in the six months ended June 29, 2003 to employees under Teradyne’s option plans.
(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Teradyne’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Teradyne’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Teradyne’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers during the first six months of 2003 and as of June 29, 2003:

Name	Shares Acquired During First Six Months of 2003	Value Realized	Number of Securities Underlying Unexercised Options at June 29, 2003		Values of Unexercised In-the Money Options at June 29, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	0	$0	845,714	921,855	$2,450,017	$1,389,600
Gregory R. Beecher	0	0	110,641	245,320	115,800	463,200
Michael A. Bradley	0	0	351,922	294,459	1,291,228	532,680
John M. Casey	0	0	237,215	200,856	787,475	370,560
Edward Rogas, Jr.	0	0	375,922	295,459	1,426,165	532,680
Richard E. Schneider	20,000	123,750	132,841	229,120	241,499	463,200

(1)	Option values based on stock price of $17.32, the closing price of Teradyne’s common stock on June 29, 2003

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

The following table presents information about these plans as of June 29, 2003:

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
	(Shares in thousands)
Stock option plans approved by shareholders	7,140	$20.80	2,890
Stock option plans not approved by shareholders(1)	28,492	$21.17	17,259

Total	35,632	$21.10	20,149

(1)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of June 29, 2003, there were outstanding options exercisable for an aggregate of 437 shares of Teradyne common stock pursuant to the GenRad Plans, with a weighted average exercise price of $73.13 per share.

For further information on Teradyne’s stock option plans see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

Certain Factors That May Affect Future Results

From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans, and objectives for Teradyne’s business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for Teradyne’s products and statements relating to existing or planned restructuring activities, backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause Teradyne’s actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne’s filings with the Securities and Exchange Commission, including in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Current Geopolitical Turmoil and the Continuing Threat of Domestic and International Terrorist Attacks May Adversely Impact Teradyne’s Revenues.

International turmoil, exacerbated by the war in Iraq, and the escalating tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect Teradyne’s ability to generate revenue on a predictable basis. In addition, terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As Teradyne sells products both in the United States and internationally, the threat of future terrorist attacks may adversely affect Teradyne’s business. These conditions make it difficult for Teradyne, and its customers, to accurately forecast and plan future business activities and could have a material adverse effect on Teradyne’s business, financial condition and results of operations.

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

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne ‘s Business.

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

Teradyne’s Business May Be Adversely Impacted by Acquisitions Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has acquired a number of businesses. In the future, Teradyne may undertake additional acquisitions of businesses that complement its existing operations. Such past or future acquisitions could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	the inability to effectively integrate an acquired business into Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	the inability to retain the management, key personnel and other employees of an acquired business;

•	the inability to retain the customers of an acquired business;

•	the possibility that Teradyne’s reputation will be adversely affected by customer satisfaction problems of an acquired business;

•	potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;

•	the amortization of acquired identifiable intangibles, which may adversely affect Teradyne’s reported results of operations; and

•	litigation which has or which may arise in the future in connection with such acquisitions.

For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending in Federal District Court, San Diego, California, by the former owners of those companies naming as defendants Teradyne and two of its executive officers. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

Additionally, in 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne’s expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the case discussed in “Part II, Item 1:Legal Proceedings,” which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcome of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne’s Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has divested itself of certain lines of business. In the future, Teradyne may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	disruptions and other effects caused by the divestiture of a line of business on Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	customer satisfaction problems caused by the loss of a divested line of business; and

•	the decreased diversification of Teradyne’s product lines caused by the divestiture of a line of business which may make Teradyne’s operating results subject to increased market fluctuations.

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

Teradyne believes that its technological position depends primarily on the technical competence and creative ability of its engineers. Teradyne’s development of new technologies, commercialization of those technologies into products, and market acceptance and customer demand for those products are critical to Teradyne’s success. Successful product development and introduction depends upon a number of factors, including:

•	new product selection;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing; and

•	assembly processes and product performance at customer locations.

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

Teradyne Is Subject to Risks of Operating Internationally.

Teradyne derives a significant portion of its total revenue from customers outside the United States. Teradyne’s international sales and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;

•	compliance with customs regulations;

•	changes in tariffs and exchange rates;

•	political and economic instability, acts of terrorism and international conflicts;

•	difficulties in accounts receivable collection;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	the uncertain impact of the severe acute respiratory syndrome (SARs) epidemic.

Teradyne’s Business May Suffer if it is Unable to Attract and Retain Key Employees.

Competition for certain employees with skills required by Teradyne is intense in the high technology industry. Teradyne’s success will depend on its ability to attract and retain key technical employees in this business segment. The loss of one or more key or other employees, Teradyne’s inability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on Teradyne’s business, results of operations or financial condition.

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

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

Teradyne is subject to environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict Teradyne’s ability to expand its facilities;

•	require Teradyne to acquire costly equipment; or

•	require Teradyne to incur other significant costs and expenses.

Teradyne Has Substantially Increased Its Indebtedness.

On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due 2006 and received net proceeds of $389 million. On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007 (the “Mortgage”). As a result, Teradyne has incurred approximately $445 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. The level of Teradyne’s indebtedness, among other things, could:

•	make it difficult for Teradyne to make payments on its debt and other obligations;

•	make it difficult for Teradyne to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit Teradyne’s flexibility in planning for, or reacting to changes in, its business and the industries in which Teradyne competes;

•	place Teradyne at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make Teradyne more vulnerable in the event of a further downturn in its business.

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

As a result, a change of control of Teradyne could have a material adverse effect on its business, results of operations or financial condition.

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

There has been an increasing public debate about the proper accounting treatment for employee stock options. Teradyne currently discloses pro forma compensation expense quarterly by calculating the grants’ fair value and disclosing the impact on net loss and net loss per share in a footnote to the consolidated financial statements. It is possible that future laws and regulations will require Teradyne to record the fair value of all stock options as compensation expense in its consolidated statement of operations. Note B, “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on Teradyne’s net loss and net loss per share if it had been in effect during the three and six months ended June 29, 2003 and June 30, 2002. Also included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Teradyne has included additional stock-based compensation disclosures.

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

Teradyne’s Operating Results Are Likely to Fluctuate Significantly.

Teradyne’s quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability, including:

•	competitive pressures on selling prices;

•	the timing of customer orders and the deferral or cancellation of orders previously received;

•	provisions for excess and obsolete inventory;

•	charges for certain long-lived assets, including goodwill;

•	changes in product mix;

•	Teradyne’s ability to introduce new products and technologies on a timely basis;

•	the introduction of products and technologies by Teradyne’s competitors;

•	market acceptance of Teradyne’s and its competitors’ products;

•	fulfilling backlog on a timely basis;

•	reliance on sole source suppliers;

•	potential retrofit costs;

•	the level of orders received which can be shipped in a quarter; and

•	the timing of investments in engineering and development.

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

Item 4:    Controls and procedures.

As of the end of the period covered by this report, Teradyne’s management, with the participation of Teradyne’s Chief Executive Officer and Teradyne’s Chief Financial Officer, evaluated the effectiveness of Teradyne’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Teradyne’s Chief Executive Officer and Teradyne’s Chief Financial Officer concluded that, as of the end of the period covered by this report, Teradyne’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by Teradyne in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Teradyne’s management, including Teradyne’s Chief Executive Officer and Teradyne’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in Teradyne’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Teradyne’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1:    Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. On April 1, 2003, Teradyne filed a motion to compel production of documents and asked the District Court to grant sanctions for the plaintiff’s failure. On May 14, 2003, the plaintiffs filed an opposition to Teradyne’s motion to compel and request for sanctions. On June 11, 2003, the District Court granted Teradyne’s motion to compel and awarded Teradyne a portion of its attorney’s fees and costs associated with the motion to compel. Discovery proceedings are continuing. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners seeks release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne has counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. Hearings in connection with the arbitration have been completed and the parties have submitted post-hearing briefs to the arbitrators. On May 29, 2003, the arbitrators issued a Preliminary Award designating Teradyne as the substantially prevailing party in the arbitration, awarding Teradyne indemnification damages in the form of 18,256 shares of escrowed stock and entitling Teradyne to seek attorney’s fees and costs from the former owners. Following the Preliminary Award, Teradyne and the former owners filed briefs on the subject of attorneys fees and costs. On July 10, 2003, the arbitrators issued the Final Award which confirmed the Preliminary Award findings and also awarded Teradyne indemnification of attorneys’ fees and costs in the form of 15,374 shares of escrowed stock. Pursuant to the Final Award, Teradyne shall receive a total of 33,630 shares of escrowed stock. Execution of the Final Award will result in distribution of all shares held in escrow except 2,000 shares which shall be retained in escrow for future environmental expenditures.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., (“EMS”) and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the “Debtors”), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On May 23, 2003, the Debtors filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that Teradyne received preferential transfers totaling $12.7 million from EMS and PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

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

In October 1998, a former employee of GenRad, Inc., which Teradyne acquired on October 26, 2001, instituted an arbitration proceeding against GenRad alleging breach of his severance agreement. The last arbitration hearing was conducted on October 28, 2002, On June 2, 2003, the arbitrator issued an award in favor of Genrad, finding that Genrad had not breached the severance agreement and that the former employee had resigned from Genrad without reason, and as such, was not entitled to any severance benefits.

In August of 2003, Teradyne was notified by one of its suppliers of potential claims and liabilities relating to a supply agreement and course of dealings between the supplier and Teradyne. Simultaneously, the supplier’s investors and majority shareholders informed Teradyne of a potential claim involving misrepresentations allegedly made by Teradyne with respect to the supplier’s existing business operations and future business prospects with Teradyne. No formal complaint has been filed against Teradyne as of August 13, 2003. Teradyne is currently investigating these matters. Based on the unspecified nature of the claims, Teradyne is not presently able to reasonably estimate potential losses, if any, related to these potential claims and therefore, as of August 13, 2003, has not accrued for any potential losses from these unasserted claims.

Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations. Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims and therefore as of June 29, 2003 has not accrued for any potential losses from the claims.

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

Item 4:    Submission of Matters to a Vote of Security Holders

The annual meeting of security holders of Teradyne was held May 22, 2003. The following were elected as Class II Directors, to serve for a three (3) year term and until their successors have been duly elected and qualified:

Nominee	Total Vote For Each Nominee	Total Vote Withheld For Each Nominee
George W. Chamillard	167,231,944	3,654,294
Albert Carnesale	166,419,569	4,466,669
Roy A. Vallee	162,025,958	8,860,280

In addition, the security holders ratified the selection of the firm of PricewaterhouseCoopers LLP as auditors for the fiscal year ending December 31, 2003, with 164,121,723 shares voting in favor, 5,841,070 shares voting against, and 923,445 shares abstaining.

Item 6:    Exhibits and Reports on Form 8-K

(a):    Exhibits

Exhibit Number	Description

10.31	Amendment No. 1 to Deferral Plan for Non-Employee Directors* (filed herewith).

10.32	Change in Control Agreement dated July 2, 2003 between the Company and the Executive* (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002** (furnished herewith).

*	Indicates management contract or compensatory plans.
**	Teradyne has the originally signed certificate and will provide it to the Securities and Exchange Commission upon request.

(b):    Reports on Form 8-K

A Current Report on Form 8-K dated May 22, 2003, was filed with the Securities and Exchange Commission on May 27, 2003, announcing pursuant to Item 5 thereof that Michael A. Bradley was appointed President of Teradyne, Inc., effective immediately, and that George W. Chamillard would continue as Teradyne’s Chief Executive Officer and Chairman.

A Current Report on Form 8-K dated April 15, 2003, was filed with the Securities and Exchange Commission on April 16, 2003 furnishing information pursuant to Item 9 and 12 relating to Teradyne’s first quarter financial results and its interim financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER

Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer) August 13, 2003