Form 10-Q
period 2003-09-28
TERADYNE INC
filed 2003-11-12
CIK 97210

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 24, 2003 was 191,340,390 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2003	December 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$187,002	$251,521
Marketable securities	52,204	73,833
Accounts receivable, less allowance for doubtful accounts of $5,894 and $5,749 on September 28, 2003 and December 31, 2002, respectively	225,366	174,838
Inventories:
Parts	106,115	165,149
Assemblies in process	114,693	106,156
Finished goods	—	8,245

	220,808	279,550
Prepayments and other current assets	30,822	29,531

Total current assets	716,202	809,273
Property, plant, and equipment, at cost:	1,360,141	1,420,480
Less: accumulated depreciation.	(772,516)	(735,214)

Net property, plant, and equipment	587,625	685,266
Marketable securities	302,880	215,703
Goodwill	118,203	118,203
Intangible and other assets	73,642	76,620

Total assets	$1,798,552	$1,905,065

LIABILITIES
Current liabilities:
Notes payable—banks	$6,986	$6,704
Current portion of long-term debt	298	1,365
Accounts payable	86,338	63,328
Accrued employees’ compensation and withholdings	91,317	96,848
Deferred revenue and customer advances	25,488	27,615
Other accrued liabilities	84,027	73,918
Income taxes payable	6,628	9,587

Total current liabilities	301,082	279,365
Pension liability	107,530	106,390
Long-term other accrued liabilities	46,993	40,276
Convertible senior notes	400,000	400,000
Other long-term debt	7,655	50,561

Total liabilities	863,260	876,592

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 217,976 and 209,851 shares issued at September 28, 2003 and December 31, 2002, respectively, and 191,321 and 183,196 shares outstanding at September 28, 2003 and December 31, 2002, respectively	27,247	26,231
Additional paid-in capital	1,282,592	1,195,246
Accumulated other comprehensive loss	(65,465)	(66,423)
Retained earnings	247,975	430,476
Treasury shares, at cost, 26,655 shares at September 28, 2003 and December 31, 2002	(557,057)	(557,057)

Total shareholders’ equity	935,292	1,028,473

Total liabilities and shareholders’ equity	$1,798,552	$1,905,065

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands, except per share amounts)
Net revenue:
Products	$271,319	$272,352	$820,073	$717,331
Services	57,853	58,380	175,204	171,307

Net revenues	329,172	330,732	995,277	888,638
Expenses:
Cost of products	191,519	215,036	606,227	592,050
Cost of services	39,103	41,195	117,786	120,103

Cost of revenues	230,622	256,231	724,013	712,153
Engineering and development	61,248	78,002	193,637	219,626
Selling and administrative	60,062	74,318	188,976	224,757
Restructuring and other charges	23,330	60,397	56,194	66,482
Goodwill impairment	—	78,486	—	78,486

	375,262	547,434	1,162,820	1,301,504

Loss from operations	(46,090)	(216,702)	(167,543)	(412,866)
Interest income	3,510	4,357	10,988	13,087
Interest expense	(5,502)	(5,447)	(16,315)	(16,171)
Other income and expense, net	(3,232)	1,264	(4,531)	(373)

Loss before income taxes	(51,314)	(216,528)	(177,401)	(416,323)
Provision for (benefit from) income taxes	2,200	(49,695)	5,100	(121,621)

Net loss	$(53,514)	$(166,833)	$(182,501)	$(294,702)

Net loss per common share—basic and diluted	$(0.28)	$(0.91)	$(0.98)	$(1.61)

Shares used in calculations of net loss per common share—basic and diluted	189,479	183,063	186,611	182,776

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
	(In thousands)
Cash flows from operating activities:
Net loss	$(182,501)	$(294,702)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	111,642	109,979
Amortization	4,101	6,043
Impairment of fixed assets	25,361	41,378
Impairment of goodwill	—	78,486
Loss on sale of product lines	8,048	—
Provision for doubtful accounts	842	1,361
Deferred income tax benefit	—	(135,226)
Other non-cash items, net	5,120	12,242
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(53,933)	(55,014)
Inventories	54,206	81,250
Other assets	(4,751)	84,233
Accounts payable, deferred revenue and accruals	33,830	37,532
Income taxes payable	(2,959)	12,882

Net cash used for operating activities	(994)	(19,556)

Cash flows from investing activities:
Additions to property, plant and equipment	(22,266)	(39,054)
Increase in equipment manufactured by Teradyne	(35,015)	(20,084)
Cash paid for acquisition of PCI assets	—	(8,392)
Proceeds from asset disposals	15,770	—
Proceeds from the sale of product lines	2,114	—
Purchases of available-for-sale marketable securities	(238,593)	(192,348)
Maturities of available-for-sale marketable securities	139,889	181,033
Purchases of held-to-maturity marketable securities	—	(109,811)
Maturities of held-to-maturity marketable securities	29,905	139,697

Net cash used for investing activities	(108,196)	(48,959)

Cash flows from financing activities:
Payments of long term debt	(43,691)	(344)
Issuance of common stock under employee stock option and stock purchase plans	88,362	40,624

Net cash flows provided by financing activities	44,671	40,280

Decrease in cash and cash equivalents	(64,519)	(28,235)
Cash and cash equivalents at beginning of period	251,521	317,591

Cash and cash equivalents at end of period	$187,002	$289,356

Supplementary disclosure of cash flow information:
Cash paid (received) during the period for:
Interest	$12,460	$12,047
Income taxes	$3,997	$(86,786)

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission for the year ended December 31, 2002.

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

Revenue Recognition

In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

For equipment where there is hardware and software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties and extended warranties. Installation is not considered essential to the functionality of the product as these services do not alter the product capabilities, do not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services usually consist of one or two day training classes. Training services are optional and do not affect the customer’s ability to use the product and are not essential to the functionality of the product. Teradyne defers revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with FASB Technical Bulletin 90-1. Teradyne’s products are generally subject to warranty and related costs are provided for in cost of sales when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of sales. Service revenue is recognized over the contractual period or as the services are performed.

Interconnection systems and electronic manufacturing assembly services revenue is recognized upon delivery according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

Teradyne does not provide its customers with contractual rights of return for any of its products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (SOP No. 97-2), “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is deferred in instances when vendor specific objective evidence of fair value of undelivered elements is not determinable. Vendor specific evidence of fair value is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

For certain contracts eligible for contract accounting under SOP No. 81-1 “Accounting for Performance of Construction-type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon an efforts-expended method. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order.

Product Warranty

Teradyne generally provides a one year warranty on its products commencing upon installation. A provision is recorded to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Balance
(in thousands)
Balance at December 31, 2002	$9,087
Accruals for warranties issued during the period	12,460
Accruals related to pre-existing warranties (including changes in estimates)	690
Settlements made during the period	(11,442)

Balance at September 28, 2003	$10,795

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2002	$2,134
Deferral of extended warranty revenue	915
Recognition of extended warranty deferred revenue	(1,453)

Balance at September 28, 2003	$1,596

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne has stock-based employee compensation plans. Teradyne accounts for its stock option plans and stock purchase plan under the provisions of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and makes pro forma footnote disclosures as though the fair value method under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” was followed. Teradyne’s employee stock purchase plan is a non-compensatory plan and its stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the three and nine months ended September 28, 2003 and September 29, 2002 would have been (in millions, except per share amounts):

	For the Three Months Ended		For The Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss, as reported	$(53.5)	$(166.8)	$(182.5)	$(294.7)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects (1)	(21.9)	(22.9)	(70.3)	(53.9)
Pro forma net loss	(75.4)	(189.7)	(252.8)	(348.6)
Net loss per common share—basic and diluted as reported	(0.28)	(0.91)	(0.98)	(1.61)
Net loss per common share—basic and diluted pro forma	(0.39)	(1.04)	(1.35)	(1.91)

(1)	As a result of the review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was appropriate to establish a full valuation allowance for its net deferred tax assets. For the three and nine months ended September 28, 2003, total stock based compensation expense has not been tax effected. For the three and nine months ended September 29, 2002, total stock based compensation expense has been tax effected.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

The weighted average grant date fair value for options granted during the three and nine month periods ending September 28, 2003 was $9.04 and $6.42, respectively, per option and for the three and nine month periods ending September 29, 2002, was $9.56 and $9.95, respectively, per option. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For The Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Expected life (years)	4.5	4.3	4.4	4.3
Interest rate	2.8%	3.3%	2.4%	3.4%
Volatility	66.9%	67.2%	67.6%	67.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted was $5.38 during the three and nine months ended September 28, 2003 and $3.87 during the three and nine months ended September 29, 2002. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three and Nine Months Ended
	September 28, 2003	September 29, 2002
Expected life (years)	1.0	1.0
Interest rate	1.2%	1.6%
Volatility	58.4%	61.2%
Dividend yield	0.0%	0.0%

Other Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	For the Three Months Ended
	September 28, 2003	September 29, 2002
Net loss	$(53,514)	$(166,833)
Foreign currency translation adjustments	157	(131)
Unrealized (loss) gain on investments, net of applicable tax of $0 and $1,629 for the three months ended September 28, 2003 and September 29, 2002, respectively	(5,847)	2,896
Reclassification adjustment for loss on marketable securities included in net loss net of applicable tax of $442 for the three months ended September 29, 2002	—	942

Comprehensive loss	$(59,204)	$(163,126)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Net loss	$(182,501)	$(294,702)
Foreign currency translation adjustments	109	(131)
Unrealized gain (loss) on investments, net of applicable tax of $0 and $(87) for the nine months ended September 28, 2003 and September 29, 2002, respectively	849	(161)
Reclassification adjustment for loss on marketable securities included in net loss net of applicable tax of $442 for the nine months ended September 29, 2002	—	942

Comprehensive loss	$(181,543)	$(294,052)

C.    Risks and Uncertainties

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, current geopolitical turmoil, the continuing threat of domestic and international terrorist attacks, the current and anticipated market for electronics, risks associated with any measures Teradyne takes to address the current slowdown in the market, failure to adequately protect Teradyne’s intellectual property rights, failure to develop new technologies and customers’ failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne’s competitors and competitive pricing pressures, risks of operating internationally, risks associated with attracting and retaining key employees, a possible requirement to expense stock options, risks associated with Teradyne’s suppliers’ failure to meet Teradyne’s product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental laws and regulations, Teradyne’s debt service obligations with respect to its issuance in 2001 of convertible senior notes, provisions of Teradyne’s charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, changes in product revenue mix, the timing and level of customer orders received which can be shipped in a quarter, and the timing of investments in engineering and development.

D.    Recently Issued Accounting Pronouncements

In July 2002, FASB issued Statement of Financial Accounting Standards (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on Teradyne’s financial position and results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Teradyne’s financial position or results of operations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Recently Issued Accounting Pronouncements—(Continued)

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Teradyne’s financial position or results of operations.

In February 2003, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on Teradyne’s financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and the fourth quarter of fiscal 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 will have a material impact on its financial position or results of operations.

E.    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following:

	September 28, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$25,030	$8,133	$16,897	7.5 years
Service and software maintenance contracts and customer relationships	8,435	4,783	3,652	5.7 years
Tradenames and trademarks	3,800	910	2,890	8.0 years

Total intangible assets	$37,265	$13,826	$23,439	7.1 years

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$28,649	$5,790	$22,859	7.5 years
Service and software maintenance contracts and customer relationships	8,633	3,944	4,689	5.7 years
Tradenames and trademarks	3,800	554	3,246	8.0 years

Total intangible assets	$41,082	$10,288	$30,794	7.2 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    Goodwill and Intangible Assets—(Continued)

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

Aggregate amortization expense for the three months ended September 28, 2003 and September 29, 2002 was $1.0 million and $1.9 million, respectively. Aggregate amortization expense for the nine months ended September 28, 2003 and September 29, 2002 was $3.5 million and $5.7 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2003 (remainder)	$1,019
2004	4,077
2005	4,077
2006	4,077
2007	3,963

During the three months ended September 28, 2003, Teradyne decreased its forecasted revenue, bookings and profit for the fiscal years 2004 through 2006 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 112 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 28, 2003. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment did not exceed its fair value and thus no impairment charge was recorded. The fair value of the segment was estimated using the expected present value of future cash flows.

During the three months ended September 29, 2002, as a result of contraction in the Circuit Board Test and Inspection Systems market to its lowest level in a decade as evidenced by various market reports available to Teradyne. Teradyne decreased its forecasted revenue, bookings and profit for fiscal years 2003 through 2005 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 94 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value and recognized a $78.5 million goodwill impairment charge recorded in Goodwill impairment in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

Teradyne has identified two reporting units with goodwill, Circuit Board Test and Inspection Systems and Connection Systems, which are also operating segments. Teradyne’s annual impairment test for the Circuit Board Test and Inspection Systems and Connection Systems segments is performed in the fourth quarter of each fiscal year. Teradyne tested both its Circuit Board Test and Inspection Systems and Connection Systems segments for impairment in the fourth quarter of fiscal year ended December 31, 2002, and concluded that there was no impairment in either segment as of December 31, 2002.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Acquisitions

On August 9, 2002, Teradyne acquired certain assets of Precision Concepts Inc. (“PCI”), of Winston-Salem, North Carolina through a bankruptcy court sanctioned sale of assets. PCI was a sole source supplier of certain components to Connection Systems. The acquisition is part of the Connection Systems operating segment. The cost of the acquired manufacturing assets and inventory was $8.4 million in cash. There is no ongoing customer revenue stream that was acquired. The operations will be used to partially satisfy internal demand in the Connection Systems segment. Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired:

(in thousands)
Consideration:
Cash paid	$8,392

Total consideration	$8,392

Assets acquired:
Inventories	$838
Property, plant, & equipment	7,554

Total assets acquired	$8,392

G.    Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net loss	$(53,514)	$(166,833)	$(182,501)	$(294,702)

Shares used in net loss per common share—basic and diluted	189,479	183,063	186,611	182,776

Net loss per common share—basic and diluted	$(0.28)	$(0.91)	$(0.98)	$(1.61)

All options and equivalent shares related to the convertible notes outstanding in the three and nine months ended September 28, 2003 and September 29, 2002 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of September 28, 2003, and September 29, 2002, there were 31.1 million and 34.2 million options outstanding, respectively. As of September 28, 2003, and September 29, 2002, there were 15.4 million equivalent shares related to the convertible notes outstanding.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Restructuring and Other Charges

The table below summarizes the liability and activity for the three months ended September 28, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Other Charges	Facility Related	Total
	(in thousands)
Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257
Third quarter 2003 provision	11,373	10,162	1,795	—	23,330
Cash payments	—	(5,697)	—	(2,270)	(7,967)
Asset write-downs	(11,373)	—	—	—	(11,373)

Balance at September 28, 2003	$—	$12,441	$1,795	$22,011	$36,247

The table below summarizes the liability and activity for the nine months ended September 28, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
First nine months of 2003 provision	25,361	19,725	6,891	2,422	1,795	56,194
Cash payments	—	(15,526)	—	(5,651)	—	(21,177)
Asset write-downs	(25,361)	—	(6,891)	—	—	(32,252)

Balance at September 28, 2003	$—	$12,441	$—	$22,011	$1,795	$36,247

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $8.6 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $23.0 million as of September 28, 2003. Teradyne has subleased approximately 16% of the space as of September 28, 2003 and is actively attempting to sublease the remaining space.

During the three months ended September 28, 2003, Teradyne recorded charges of $11.4 million primarily for certain long-lived assets that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$11.2 million related primarily to the sale and leaseback of certain manufacturing assets at the Connection Systems segment; and

•	$0.2 million related to the impairment of manufacturing assets held for sale at the Circuit Board Test and Inspection Systems segment.

During nine months ended September 28, 2003, Teradyne recorded charges of $25.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$19.4 million at the Connection Systems segment which includes:

•	$11.2 million related primarily to the sale and leaseback of certain manufacturing assets;

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Restructuring and Other Charges—(Continued)

•	$3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA;

•	$2.5 million related to the impairment of a held for sale facility in Laverne, CA; and

•	$2.4 million for the impairment of manufacturing assets held for sale.

•	$5.5 million related primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA at the Semiconductor Test Systems segment; and

•	$0.5 million for the impairment of manufacturing assets held for sale at the Circuit Board Test and Inspection Systems segment.

The charge for reduction in the fair value of the properties held for sale in Nashua, NH, San Diego, CA and Agoura Hills, CA, resulted from a deterioration in real estate market conditions.

The carrying value of Teradyne’s assets held for sale is $19.2 million as of September 28, 2003. The carrying value of Teradyne’s assets held for sale was $45.3 million as of December 31, 2002. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the three and nine months ended September 28, 2003 of $10.2 million and $19.7 million, respectively. There were approximately 340 employees terminated in the three months ended September 28, 2003 and 800 employees terminated in the nine months ended September 28, 2003 across all functional groups at Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005.

During the nine months ended September 28, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of revenues. The product lines sold were in the following segments:

•	$6.2 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of revenues in the Circuit Board Test and Inspection Systems segment; and

•	$0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of revenues in the Other Test Systems segment.

In the first quarter of 2003, the Circuit Board Test and Inspection Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the nine months ended September 28, 2003. Teradyne decided to sell the manufacturing software product line because the software was sold into a different buying center at Teradyne’s customers. Teradyne decided to sell the manual x-ray inspection and rework product line because the product line was becoming a commodity. During the nine months ended September 28, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after market product. Autodiagnos was included in Diagnostic Solutions which is a supplier of automotive manufacturing and service bay test and diagnostic systems. The Autodiagnos product line was selling to the independent repair market. With changes in legislation and the moves in the automotive industry it became evident that this may have resulted in Autodiagnos being in direct competition with some of Diagnostic Solution’s major customers. Strategically, Teradyne decided to sell Autodiagnos to negate this conflict and concentrate on its core business.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Restructuring and Other Charges—(Continued)

During the nine months ended September 28, 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Circuit Board Test and Inspection Systems segment.

During the three and nine months ended September 28, 2003, Teradyne recorded a charge of $1.8 million primarily for contractual penalties associated with resizing the Connection Systems business. The accrual for contractual penalties is reflected in other accrued liabilities.

The table below summarizes the liability and activity for the three months ended September 29, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at June 30, 2002	$—	$3,680	$1,316	$4,996
Third quarter 2002 provision	40,554	12,222	7,621	60,397
Cash payments	—	(3,611)	(195)	(3,806)
Asset write-downs	(40,554)	—	—	(40,554)

Balance at September 29, 2002	$—	$12,291	$8,742	$21,033

The table below summarizes the liability and activity for the nine months ended September 29, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$1,676	$10,147
First nine months of 2002 provision	41,378	17,483	7,621	66,482
Cash payments	—	(13,663)	(555)	(14,218)
Asset write-downs	(41,378)	—	—	(41,378)

Balance at September 29, 2002	$—	$12,291	$8,742	$21,033

During the three months ended September 29, 2002, Teradyne recorded charges of $40.6 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$27.2 million for impaired assets held for sale related to the shutdown of a printed circuit board facility in San Diego, CA, at the Connection Systems segment;

•	$9.7 million related to the write down of manufacturing facilities held for sale in Agoura Hills, CA, at the Semiconductor Test Systems segment; and

•	$3.7 million for asset impairments related to two held for sale facilities, a Connections Systems facility in Nashua, NH, and a Corporate facility in Stoughton, MA.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Restructuring and Other Charges—(Continued)

During the nine months ended September 29, 2002, Teradyne recorded charges of $41.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$27.2 million for impaired assets held for sale related to the shutdown of a printed circuit board facility in San Diego, CA, at the Connection Systems segment;

•	$9.7 million related to the write down of manufacturing facilities held for sale in Agoura Hills, CA, at the Semiconductor Test Systems segment;

•	$3.7 million for asset impairments related to two held for sale facilities, a Connections Systems facility in Nashua, NH, and a Corporate facility in Stoughton, MA; and

•	$0.8 million for the impairment of manufacturing assets which were sold in the second quarter of 2002 at the Semiconductor Test Systems segment.

The machinery and equipment at the San Diego, CA facility has been sold but the facility has not been sold as of September 28, 2003. One of the Agoura Hills, CA facilities was sold during the third quarter of 2003 and the other facility has not been sold as of September 28, 2003. Teradyne sold the Laverne, CA and Nashua, NH facilities during the third quarter of 2003 and the Stoughton, MA facility during the first quarter of 2003.

Teradyne recorded a charge for severance and related benefits during the three and nine months ended September 29, 2002 of $12.2 million and $17.5 million, respectively. There were approximately 500 employees terminated across all functional groups at Teradyne during the three months ended September 29, 2002 and 742 employees terminated across all functional groups at Teradyne in the nine months ended September 29, 2002. As of September 28, 2003, Teradyne has paid all severance benefits relating to employee terminations in the first nine months of 2002.

During the three and nine months ended September 29, 2002, Teradyne recorded a charge of $7.6 million relating to future lease commitments for vacated manufacturing and administrative space.

I.    Other Charges

The table below reflects certain operating statement activity for the three and nine months ended September 28, 2003:

	For the Three Months Ended September 28, 2003		For the Nine Months Ended September 28, 2003
	(in thousands)
	Accelerated Depreciation	Inventory Provision Recovery	Accelerated Depreciation	Inventory Writedown
Cost of revenues	$—	$(1,318)	$4,711	$118
Engineering and development	—	—	1,486	—
Selling and administrative	1,456	—	4,011	—

Total charges	$1,456	$(1,318)	$10,208	$118

During the three months ended September 28, 2003, Teradyne recorded a $1.5 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate data storage at Corporate and therefore shorten the service period of the assets.

During the three and nine months ended September 28, 2003, Teradyne recorded an inventory provision recovery of $1.3 million related to memory inventory sold which had been reserved for in the fourth quarter of 2002 in the Semiconductor Test Systems segment. In addition, during the nine months ended September 28, 2003, Teradyne recorded a $1.4 million charge for a writedown of inventory which was recorded in cost of

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Other Charges—(Continued)

revenues. The charge includes $0.7 million at the Other Test Systems segment relating to the sale of the Autodiagnos automotive after market product line, $0.5 million at the Circuit Board Test and Inspection Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line, and $0.2 million relating to the Connections Systems segment decision to sell a facility at Laverne, CA.

During the first nine months of fiscal 2003, Teradyne recorded a $10.2 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate data storage and locations and therefore shorten the service period of the assets. The charge includes $5.6 million at the Circuit Board Test and Inspection Systems segment related to the Westford, MA move to North Reading, MA; $1.8 million at the Connection Systems segment related to the Hudson, NH and Cavan, Ireland facilities; $1.5 million at Corporate related to the consolidation of data storage, $0.7 million at the Semiconductor Test Systems segment related to the Bedford, MA facility; and $0.6 million at Corporate related to a Boston facility.

During the three and nine months ended September 29, 2002, a provision of $1.4 million was recorded for inventory, of which $1.0 million related to discontinued product lines at the Circuit Board Test and Inspection Systems segment and $0.4 million related to the shutdown of a printed circuit board facility in San Diego, CA, in the Connection Systems segment. These charges were recorded in cost of revenues.

Other income and expense, net for the three months ended September 28, 2003 and September 29, 2002 includes the following:

(Loss)/Income	September 28, 2003	September 29, 2002
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—
Repayment of loan by divested entity (2)	—	$7,144
Other than temporary impairment of common stock write-down	—	(3,115)
Write-down of investment in an engineering service provider	—	(2,288)
Fair value adjustment on warrants	(12)	(477)

Total	$(3,232)	$1,264

Other income and expense, net for the nine months ended September 28, 2003 and September 29, 2002 includes the following:

(Loss)/Income	September 28, 2003	September 29, 2002
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—
Other than temporary impairment of investments	(2,592)	—
Gain on sale of investment	1,250	—
Repayment of loan by divested entity (2)	—	$7,144
Other than temporary impairment of common stock write-down	—	(3,115)
Write-down of investment in an engineering service provider	—	(2,288)
Fair value adjustment on warrants	31	(2,114)

Total	$(4,531)	$(373)

(1)	Penalties related to prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note B: Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2002. Intersegment revenues are accounted for at fair value as if revenues were to third parties. Operating segment information for the three and nine month periods ended September 28, 2003 and September 29, 2002 follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Circuit Board Test & Inspection Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended September 28, 2003:
Revenues from unaffiliated customers	$188,154	$84,932	$33,707	$22,379	—	$329,172
Intersegment revenues	—	12,052	—	—	$(12,052)	—

Net revenues	188,154	96,984	33,707	22,379	(12,052)	329,172
Loss before taxes (1)(2)	$(11,673)	$(18,035)	$(13,361)	$(1,540)	$(6,705)	$(51,314)

Three months ended September 29, 2002:
Revenues from unaffiliated customers	$167,666	$96,981	$44,927	$21,158	—	$330,732
Intersegment revenues	—	4,281	—	—	$(4,281)	—

Net revenues	167,666	101,262	44,927	21,158	(4,281)	330,732
Loss before taxes (1)(2)	$(55,591)	$(43,476)	$(109,316)	$(4,551)	$(3,594)	$(216,528)

Nine months ended September 28, 2003:
Revenues from unaffiliated customers	$530,362	$268,386	$116,060	$80,469	—	$995,277
Intersegment revenues	—	29,541	—	—	$(29,541)	—

Net revenues	530,362	297,927	116,060	80,469	(29,541)	995,277
(Loss) income before taxes (1)(2)	(71,948)	(37,639)	(52,231)	(1,348)	(14,235)	(177,401)
Total assets	$694,415	$270,115	$166,602	$61,055	$606,365	$1,798,552

Nine months ended September 29, 2002:
Revenues from unaffiliated customers	$399,816	$295,322	$124,129	$69,371	—	$888,638
Intersegment revenues	—	6,966	—	—	$(6,966)	—

Net revenues	399,816	302,288	124,129	69,371	(6,966)	888,638
Loss before taxes (1)(2)	$(188,857)	$(45,350)	$(165,662)	$(598)	$(15,856)	$(416,323)

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other expense which are included in Corporate and Eliminations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Operating Segment Information—(Continued)

(2)	Included in (loss) income before taxes for the following segments are charges that include restructuring and other charges, accelerated depreciation, impairment of goodwill, investments, mortgage and other penalties, repayment of a loan, inventory provision recovery, and inventory writedowns.

Included in the following segments are cost of revenues charges for accelerated depreciation, an inventory recovery provision and inventory write-downs of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Semiconductor Test Systems Segment	$(1,318)	$—	$(1,318)	$—
Connection Systems Segment	—	426	2,105	426
Circuit Board Test and Inspection Systems Segment	—	1,000	3,358	1,000
Other Test Systems Segment	—	—	684	—

Consolidated	$(1,318)	$1,426	$4,829	$1,426

Included in the following segments are engineering and development charges for accelerated depreciation of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Semiconductor Test Systems Segment	—	—	$526	—
Circuit Board Test and Inspection Systems Segment	—	—	960	—

Consolidated	—	—	$1,486	—

Included in the following segments are selling and administrative charges for accelerated depreciation of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Semiconductor Test Systems Segment	$—	—	$191	—
Circuit Board Test and Inspection Systems Segment	—	—	1,774	—
Corporate and Eliminations	1,456	—	2,046	—

Consolidated	$1,456	—	$4,011	—

Included in the following segments are restructuring and other charges of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Semiconductor Test Systems Segment	$3,452	$15,404	$13,317	$18,053
Connection Systems Segment	14,396	31,766	25,609	31,946
Circuit Board Test and Inspection Systems Segment	4,349	10,193	14,284	12,984
Other Test Systems Segment	990	1,801	2,341	1,828
Corporate and Eliminations	143	1,233	643	1,671

Consolidated	$23,330	$60,397	$56,194	$66,482

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Operating Segment Information—(Continued)

Included in the following segment is a goodwill impairment charge of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Circuit Board Test and Inspection Systems Segment	—	$78,486	—	$78,486

Consolidated	—	$78,486	—	$78,486

Included in the following segments are other charges for the impairment of investments and mortgage penalties and a repayment of a loan previously written off of:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Corporate and Eliminations	$3,220	$(1,741)	$5,812	$(1,741)

Consolidated	$3,220	$(1,741)	$5,812	$(1,741)

K.    Commitments and Contingencies

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

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners sought release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. On May 29, 2003, the arbitrators issued a Preliminary Award designating Teradyne as the

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.    Commitments and Contingencies—(Continued)

substantially prevailing party in the arbitration, awarding Teradyne indemnification damages in the form of 18,256 shares of escrowed stock and entitling Teradyne to seek attorney’s fees and costs from the former owners. Following the Preliminary Award, Teradyne and the former owners filed briefs on the subject of attorneys fees and costs. On July 10, 2003, the arbitrators issued their Final Award which confirmed the Preliminary Award findings and also awarded Teradyne indemnification of attorneys’ fees and costs in the form of 15,374 shares of escrowed stock. Pursuant to the Final Award, Teradyne was to receive a total of 33,630 shares of escrowed stock. Execution of the Final Award would result in distribution of all shares held in escrow except 2,000 shares which were to be retained in escrow for future environmental expenditures. On August 13, 2003 Teradyne requested that the escrow agent release the escrowed shares to Teradyne and the former owners pursuant to the Final Award. On August 14, 2003, the former owners notified the escrow agent of their objection to the release of any escrowed shares and indicated they would be filing a petition to vacate the Final Arbitration Award in the San Diego Superior Court. On August 22, 2003 Teradyne filed its petition to confirm the Final Arbitration Award in the San Diego Superior Court. On September 8, 2003, the former owners filed a petition to vacate the Final Arbitration Award in the San Diego Superior Court. Supporting and opposing briefs were submitted to the Superior Court by Teradyne and the former owners. Oral arguments in connection with the petition to confirm and petition to vacate were presented to the Superior Court on October 14, 2003. On October 17, 2003, the Superior Court granted Teradyne’s petition to confirm the Final Arbitration Award and denied the former owners petition to vacate the Final Arbitration Award.

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

By letter dated October 22, 2002, counsel for Electro Mechanical Solutions, Inc., (“EMS”) and several affiliated debtors including PRECISMetals in Chapter 11 bankruptcy cases pending in the United States Bankruptcy Court for the Northern District of California (collectively, the “Debtors”), asserted that Teradyne received payments in 2001 totaling $12.4 million from PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On May 23, 2003, the Debtors filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that Teradyne received preferential transfers totaling $12.7 million from EMS and PRECISMetals in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. Teradyne believes that it has good faith defenses to the alleged preferential transfers and intends to contest the claims vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.    Commitments and Contingencies—(Continued)

operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

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

In August of 2003, Teradyne was notified by one of its suppliers of potential claims and liabilities relating to a supply agreement and course of dealings between the supplier and Teradyne. Simultaneously, the supplier’s investors and majority shareholders informed Teradyne of a potential claim involving misrepresentations allegedly made by Teradyne with respect to the supplier’s existing business operations and future business prospects with Teradyne. No formal complaint has been filed against Teradyne as of November 12, 2003. On September 3, 2003, Teradyne terminated the supply and service agreement with the supplier, although Teradyne continued to purchase from such supplier until September 24, 2003. On September 24, 2003, the supplier filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”). On October 16, 2003, Teradyne entered into an agreement with the supplier allowing for post-Petition purchases. Teradyne continues to investigate these matters. Based on the unspecified nature of the claims, Teradyne is not presently able to reasonably estimate potential losses, if any, related to these potential claims and therefore, as of November 12, 2003, has not accrued for any potential losses from these unasserted claims.

Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims above. Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations.

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

Item 2:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
	(In thousands)		(In thousands)
Net revenue	$329,172	$330,732	$995,277	$888,638

Net loss	$(53,514)	$(166,833)	$(182,501)	$(294,702)

Percentage of net revenue:
Products	82.4%	82.3%	82.4%	80.7%
Services	17.6	17.7	17.6	19.3

Net revenue	100.0	100.0	100.0	100.0
Expenses:
Cost of products	58.2	65.0	60.9	66.6
Cost of services	11.9	12.5	11.8	13.5

Cost of revenues	70.1	77.5	72.7	80.1
Engineering and development	18.6	23.6	19.5	24.7
Selling and administrative	18.2	22.5	19.0	25.3
Restructuring and other charges	7.1	18.3	5.6	7.5
Goodwill impairment	—	23.7	—	8.8
Other and interest, net	1.6	(0.1)	1.0	0.4

	115.6	165.5	117.8	146.8
Loss before income taxes	(15.6)	(65.5)	(17.8)	(46.8)
Provision for (benefit from) income taxes	0.7	(15.1)	0.5	(13.6)

Net loss	(16.3)%	(50.4)%	(18.3)%	(33.2)%

Provision for (benefit from) income taxes as a percentage of loss before income taxes	4.3%	(23.0)%	2.9%	(29.2)%

Results of Operations

Business Overview

Teradyne, Inc. is a leading supplier of automatic test equipment, a leading provider of high performance interconnection systems and a provider of electronic manufacturing services. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne’s business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. This slowdown has been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses. Teradyne has taken and will continue to take measures to address the slowdown including lowering its costs through low cost sourcing and manufacturing, consolidating Teradyne’s infrastructure, and improving productivity.

During the third quarter of 2003, Teradyne saw an increase in demand from major customers and the beginning of production demands from new programs and new products. However, indicators of changes in customer investment patterns are no more reliable than in prior years. Demand for Teradyne’s products can fluctuate significantly from period to period as a result of various factors, including, but not limited to, economic conditions, customer capacity requirements, competitive pressures on selling prices, changes in product revenue mix, the level of orders received which can be shipped in a quarter and Teradyne’s ability to develop and market competitive products. For these and other reasons, Teradyne cannot assure that any increase in revenues or new orders for a particular period will be sustained in subsequent periods.

Third Quarter 2003 Compared to Third Quarter 2002

Bookings

Net orders increased 45% to $336.3 million in the third quarter of 2003 from $231.5 million in the third quarter of 2002. The increase in incoming net orders was led by a 105% increase in Connection Systems orders and a 52% increase in Semiconductor Test Systems orders while Other Test Systems and Circuit Board Test and Inspection Systems net orders decreased by 25% and 6%, respectively. The increase in Semiconductor Test Systems orders was due to an increase of approximately $50.1 million, or 300%, in orders from subcontractor (Subcon) customers, the majority of which was spread across South East Asia, Korea and Taiwan. The increase in Connection Systems orders was primarily from an increase in orders in the assembly business, as well as a smaller increase in orders in the connector and high performance circuits businesses. The decrease in Circuit Board Test and Inspection Systems orders can be attributed to continued excess customer capacity and product lines sold in the beginning of 2003.

Teradyne experienced cancellations of $0.7 million and $15.7 million during the third quarter of 2003 and 2002, respectively. For the third quarter of 2003, cancellations of $0.3 million occurred in Circuit Board Test and Inspection Systems and $0.2 million occurred in both Semiconductor Test Systems and Connection Systems.

Teradyne’s net orders for its four principal operating segments were as follows:

	Three Months Ended
	September 28, 2003	September 29, 2002	% Change
	(in millions)
Semiconductor Test Systems	$187.4	$123.4	51.9%
Connection Systems	95.1	46.4	105.0
Circuit Board Test and Inspection Systems	37.6	40.1	(6.2)
Other Test Systems	16.2	21.6	(25.0)

	$336.3	$231.5	45.3

Teradyne’s net orders by region as a percentage of total net orders were as follows:

	Three Months Ended
	September 28, 2003	September 29, 2002
United States	39%	45%
South East Asia	28	19
Europe	13	17
Japan	8	8
Taiwan	7	6
Korea	5	3
Rest of the World	—	2

	100%	100%

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne’s backlog at any particular date is not necessarily indicative of the actual revenues for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne’s business and results of operations.

Revenue

Teradyne’s revenue from its four principal operating segments was as follows:

	Three Months Ended
	September 28, 2003	September 29, 2002	% Change
	(in millions)
Semiconductor Test Systems	$188.2	$167.7	12.2%
Connection Systems	84.9	97.0	(12.5)
Circuit Board Test and Inspection Systems	33.7	44.9	(24.9)
Other Test Systems	22.4	21.1	6.2

	$329.2	$330.7	(0.5)

Teradyne’s revenue by region as a percentage of total revenue was as follows:

	Three Months Ended
	September 28, 2003	September 29, 2002
United States	36%	42%
South East Asia	30	17
Europe	14	18
Japan	9	7
Taiwan	8	11
Korea	2	3
Rest of the World	1	2

	100%	100%

The increase in Semiconductor Test Systems revenue was due largely to increased shipments to major Subcon customer sites across Korea, South East Asia, and Japan. The decrease in Connection Systems revenue resulted primarily from the business decision to exit lower margin, higher level integration business. The decrease in Circuit Board Test and Inspection Systems revenue was primarily due to continued excess customer capacity and product lines sold in the beginning of 2003. The increase in Other Test Systems was driven by a 14% revenue increase in Diagnostic Solutions as a result of increased business from a leading automotive manufacturer. The increase in Diagnostic Solutions was partially offset by a decrease of 19% in Broadband Test Systems revenue.

Service revenue decreased 1% in the third quarter of 2003 to $57.9 million from $58.4 million in third quarter of 2002.

Gross Margin

Gross margin increased to 30% of total revenue in the third quarter of 2003 from 23% of total revenue in the third quarter of 2002. Product gross margin increased to 29% of product revenue in the third quarter of 2003 from 21% of product revenue in the third quarter of 2002. The 8 point improvement in product gross margin is a result of a reduction in fixed manufacturing costs. Service gross margin increased to 32% of service revenue in the third quarter of 2003 from 29% of service revenue in the third quarter of 2002, largely resulting from reduced fixed costs in the Semiconductor Test Systems parts and field service business. The $24.0 million increase in gross margin is due in part to a decrease of $12.7 million in salaries and benefits from a workforce reduction, a $5.3 million decline in depreciation expense due to the writedown of assets, a $1.8 million decrease in inventory provision, and $1.7 million in reduced facility costs. The inventory provision for the third quarter of 2003 and 2002 was $3.5 million and $5.3 million, respectively. Excluded from this provision, but included in the gross margin percentage of 30% in the third quarter of 2003, is approximately $1.3 million for an inventory provision recovery related to memory inventory which had been reserved for in the fourth quarter of 2002 in the Semiconductor Test Systems segment but has subsequently been sold in the third quarter of fiscal 2003. Included in the inventory provision of $5.3 million and the gross margin percentage of 23% in the third quarter of 2002 is a charge of $1.4 million recorded in the third quarter of 2002 for inventory provision of which $1.0 million related to discontinued product lines in the Circuit Board Test and Inspection Systems segment and $0.4 million related to the shutdown of a printed circuit board facility in San Diego, CA in the Connection Systems segment.

Engineering and Development

Engineering and development expenses, as a percentage of revenue, decreased to 19% in the third quarter of 2003 from 24% in the third quarter of 2002, with spending decreasing by $16.8 million. Of the $16.8 million decrease, approximately $8.7 million was due to a decrease in salaries and benefits from a workforce reduction, $3.1 million resulted from a reduction in outsourced contract engineering spending, $1.3 million in depreciation as a result of the recent write-down of assets and $1.3 million in reduced facility costs.

Selling and Administrative

Selling and administrative expenses decreased to 18% of revenue in the third quarter of 2003 from 22% of revenue in the third quarter of 2002 with spending decreasing by $14.3 million. Of the expense reduction, $6.4 million was a result of a downsized workforce. The remainder was due to a combination of a reduction in costs, such as $1.6 million from reduced consulting spending, $1.4 million from a reduction in travel costs, $1.3 million of reduced rental fees, mostly due to facility consolidations, and $1.2 million reduction in promotional spending. As an offset to these reductions, Teradyne recorded a charge for incremental accelerated depreciation of $1.5 million in the third quarter of 2003 as a result of the decision to consolidate data storage at Corporate, and therefore shorten the service period of the applicable assets.

Restructuring and Other Charges

The table below summarizes the liability and activity for the three months ended September 28, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Other Charges	Facility Related	Total
	(in thousands)
Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257
Third quarter 2003 provision	11,373	10,162	1,795	—	23,330
Cash payments	—	(5,697)	—	(2,270)	(7,967)
Asset write-downs	(11,373)	—	—	—	(11,373)

Balance at September 28, 2003	$—	$12,441	$1,795	$22,011	$36,247

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $8.6 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $23.0 million as of September 28, 2003. Teradyne has subleased approximately 16% of the space as of September 28, 2003 and is actively attempting to sublease the remaining space.

During the three months ended September 28, 2003, Teradyne recorded charges of $11.4 million primarily for certain long-lived assets that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$11.2 million related primarily to the sale and leaseback of certain manufacturing assets at the Connection Systems segment; and

•	$0.2 million related to the impairment of manufacturing assets held for sale at the Circuit Board Test and Inspection Systems segment.

The carrying value of Teradyne’s assets held for sale is $19.2 million as of September 28, 2003. The carrying value of Teradyne’s assets held for sale was $45.3 million as of December 31, 2002. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the three months ended September 28, 2003 of $10.2 million. There were approximately 340 employees terminated in the three months ended September 28, 2003 across all functional groups at Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005.

During the three months ended September 28, 2003, Teradyne recorded a charge of $1.8 million primarily for contractual penalties associated with resizing the Connection Systems business. The accrual for contractual penalties is reflected in other accrued liabilities.

The table below summarizes the liability and activity for the three months ended September 29, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at June 30, 2002	$—	$3,680	$1,316	$4,996
Third quarter 2002 provision	40,554	12,222	7,621	60,397
Cash payments	—	(3,611)	(195)	(3,806)
Asset write-downs	(40,554)	—	—	(40,554)

Balance at September 29, 2002	$—	$12,291	$8,742	$21,033

During the three months ended September 29, 2002, Teradyne recorded charges of $40.6 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$27.2 million for impaired assets held for sale related to the shutdown of a printed circuit board facility in San Diego, CA, at the Connection Systems segment;

•	$9.7 million related to the write down of manufacturing facilities held for sale in Agoura Hills, CA, at the Semiconductor Test Systems segment; and

•	$3.7 million for asset impairments related to two held for sale facilities, a Connections Systems facility in Nashua, NH, and a Corporate facility in Stoughton, MA.

The machinery and equipment at the San Diego, CA facility has been sold but the facility has not been sold as of September 28, 2003. One of the Agoura Hills, CA facilities was sold during the third quarter of 2003 and the other facility has not been sold as of September 28, 2003. Teradyne sold the Laverne, CA and Nashua, NH facilities during the third quarter of 2003 and the Stoughton, MA facility during the first quarter of 2003.

Teradyne recorded a charge for severance and related benefits during the three months ended September 29, 2002 of $12.2 million. There were approximately 500 employees terminated across all functional groups at Teradyne during the three months ended September 29, 2002. As of September 28, 2003, Teradyne has paid all severance benefits relating to employee terminations in the third quarter of 2002.

During the three months ended September 29, 2002, Teradyne recorded a charge of $7.6 million relating to future lease commitments for vacated manufacturing and administrative space.

The restructuring actions described above during the three months ended September 28, 2003 are expected to generate cost savings of approximately $38.1 million annually across all areas of operations.

Goodwill Impairment

During the three months ended September 28, 2003, Teradyne decreased its forecasted revenue, bookings and profit for the fiscal years 2004 through 2006 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 112 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 28, 2003. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment did not exceed its fair value and thus no impairment charge was recorded. The fair value of the segment was estimated using the expected present value of future cash flows and thus no impairment charge was recorded.

During the three months ended September 29, 2002, as a result of contraction in the Circuit Board Test and Inspection Systems market to its lowest level in a decade as evidenced by various market reports available to Teradyne. Teradyne decreased its forecasted revenue, bookings and profit for fiscal years 2003 through 2005 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 94 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value and recognized a $78.5 million goodwill impairment charge recorded in Goodwill impairment in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

Interest Income and Expense

Interest income decreased by $0.9 million in the three months ended September 28, 2003 from $4.4 million for the third quarter of 2002 compared to $3.5 million for the third quarter of 2003 primarily due to decreased cash and marketable securities balances. Interest expense remained flat at $5.5 million in the third quarter of 2003 compared to $5.4 million in the third quarter of 2002.

Other Income and Expense, Net

Other income and expense, net for the three months ended September 28, 2003 and September 29, 2002 includes the following:

(Loss)/Income	September 28, 2003	September 29, 2002
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—
Repayment of loan by divested entity (2)	—	$7,144
Other than temporary impairment of common stock write-down	—	(3,115)
Write-down of investment in an engineering service provider	—	(2,288)
Fair value adjustment on warrants	(12)	(477)

Total	$(3,232)	$1,264

(1)	Penalties related to the prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a full valuation allowance against its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Evidence Teradyne reviewed during the fourth quarter of 2002 included actual revenues and net loss for the fiscal year 2002 compared to Teradyne’s forecasts, the inability to get to break-even during 2002 despite implementing several restructuring programs, and a reduction in revenues and an increase in the loss forecasted for the fiscal year 2003. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. For the three months ended September 28, 2003, tax expense relates primarily to a tax provision for foreign taxes. Teradyne’s overall effective tax rate benefit was 23% for the three months ended September 29, 2002. The effective tax rate benefit for the three months ended September 29, 2002 was significantly less than the United States statutory rate due to a $78.5 million goodwill impairment charge, which was not tax deductible. The effective tax rate for the three months of 2002 excluding this impairment would have been 36%.

Nine Months of 2003 Compared to Nine Months of 2002

Bookings

Net orders increased 39% to $929.9 million in the first nine months of 2003 from $670.1 million in the first nine months of 2002. The increase in incoming net orders was led by a 98% and 49% increase in Connection Systems and Semiconductor Test Systems, respectively. These increases were offset by decreases in net orders of 12% in Circuit Board Test and Inspection Systems and 17% in Other Test Systems. The increase in Semiconductor Test Systems orders was driven by Subcon customers, which increased by 203% and was spread across South East Asia and Taiwan. The increase in Connection Systems orders was due to a 25% increase in gross bookings due to increased demand from major customers in the telecommunications and information technology infrastructure industries, and an 80% reduction in cancellations. Circuit Board Test and Inspection Systems orders decreased due to continued excess customer capacity and product lines sold in the beginning of 2003.

Teradyne experienced cancellations of $23.6 million and $87.3 million during first nine months of 2003 and 2002, respectively. For the first nine of 2003, cancellations of $16.0 million and $6.8 million occurred in the Connection Systems and Semiconductor Test Systems businesses, respectively. For the first nine months of 2002, cancellations of $80.8 million and $4.7 million occurred in the Connection Systems and Semiconductor Test Systems businesses, respectively.

Teradyne’s net orders for its four principal operating segments were as follows:

	Nine Months Ended		% Change
	September 28, 2003	September 29, 2002
	(in millions)
Semiconductor Test Systems	$525.7	$351.9	49.4%
Connection Systems	230.6	116.8	97.4
Circuit Board Test and Inspection Systems	108.6	123.4	(12.0)
Other Test Systems	65.0	78.0	(16.7)

	$929.9	$670.1	38.8

Teradyne’s net orders by region as a percentage of total net orders were as follows:

	Nine Months Ended
	September 28, 2003	September 29, 2002
United States	36%	44%
South East Asia	27	22
Europe	16	16
Japan	10	8
Taiwan	8	6
Korea	1	2
Rest of the World	2	2

	100%	100%

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne’s backlog at any particular date is not necessarily indicative of the actual revenues for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne’s business and results of operations.

Revenue

Teradyne’s revenue from its four principal operating segments was as follows:

	Nine Months Ended
	September 28, 2003	September 29, 2002	% Change
	(in millions)
Semiconductor Test Systems	$530.4	$399.8	32.7%
Connection Systems	268.4	295.3	(9.1)
Circuit Board Test and Inspection Systems	116.0	124.1	(6.5)
Other Test Systems	80.5	69.4	16.0

	$995.3	$888.6	12.0

Teradyne’s revenue by region as a percentage of total revenue was as follows:

	Nine Months Ended
	September 28, 2003	September 29, 2002
United States	37%	46%
South East Asia	24	18
Europe	18	18
Japan	9	5
Taiwan	8	9
Korea	2	2
Rest of the World	2	2

	100%	100%

The increase in Semiconductor Test Systems revenue was due to increased shipments to major Integrated Device Manufacturers and Subcon customer sites across Japan, South East Asia, and Europe. Connection Systems revenue decreased due to a decrease in shipments from its assembly and connector businesses. The decrease in Circuit Board Test and Inspection Systems revenue was primarily due to continued excess capacity and product lines sold in the beginning of 2003. The increase in Other Test Systems was driven by a 54%

revenue increase in Diagnostic Solutions as a result of increased business from a leading automotive manufacturer. The increase in Diagnostic Solutions was partially offset by a decrease of 42% in Broadband Test revenue.

Product revenue increased 14% in the first nine months of 2003 to $820.1 million from $717.3 million in the first nine months of 2002. Service revenue increased 2% in the first nine months of 2003 to $175.2 million from $171.3 million in first nine months of 2002.

Gross Margin

Gross margin increased to 27% of total revenue in the first nine months of 2003 from 20% of total revenue in the first nine months of 2002. Product gross margin increased to 26% of product revenue in the first nine months of 2003 from 17% of product revenue in the first nine months of 2002. The 9 point improvement in product gross margin is a result of product revenue growth of 14% and a reduction in fixed manufacturing costs. Service gross margin increased to 33% of service revenue in the first nine months of 2003 from 30% of service revenue in the first nine months of 2002. The improved service gross margin percentage largely results from reduced fixed costs in the Semiconductor Test Systems parts and field service business. The increase in gross margin of $94.8 million was due to an increase in revenue volume described above and a decrease in spending primarily due to workforce reductions, a $13.4 million decline in depreciation expense due to the writedown of assets, a $4.2 million reduction in facility costs, a $1.8 million decrease in material costs and a $1.8 million reduction in travel costs. Included in the gross margin percentage of 27% for the first nine months of 2003, is an inventory provision recovery of $1.3 million related to memory inventory which had been reserved for in the fourth quarter of 2002 in the Semiconductor Test Systems segment but has subsequently been sold in the third quarter of fiscal 2003. In addition, Teradyne recorded a $1.4 million charge for a writedown of inventory, which was recorded in cost of revenues. The charge includes $0.7 million at the Other Test Systems segment relating to the sale of the Autodiagnos automotive after market product line, $0.5 million at the Circuit Board Test and Inspection Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line, and $0.2 million relating to the Connections Systems segment decision to sell a facility at Laverne, CA. Teradyne also recorded a charge for incremental accelerated depreciation of $4.7 million in the first nine months of 2003, the nature of which is described below. In the first nine months of 2002, Teradyne recorded a charge of $1.4 million for inventory provision of which $1.0 million related to discontinued product lines in the Circuit Board Test and Inspection Systems segment and $0.4 million related to the shutdown of a printed circuit board facility in San Diego, CA in the Connection Systems segment.

During the first nine months of 2003, Teradyne recorded a $10.2 million charge for accelerated depreciation that relates to the incremental depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate data storage and locations and therefore shorten the service period of the applicable assets. The charge includes $5.6 million at the Circuit Board Test and Inspection Systems segment related to the Westford, MA move to North Reading, MA; $1.8 million at the Connection Systems segment related to the Hudson, NH and Cavan, Ireland facilities; $1.5 million at Corporate related to the consolidation of data storage, $0.7 million at the Semiconductor Test Systems segment related to the Bedford, MA facility; and $0.6 million at Corporate related to a Boston facility. Of the $10.2 million charge, $4.7 million is included in cost of revenues, $1.5 million in engineering and development and $4.0 million in selling and administrative.

Teradyne assesses the carrying value of its inventory on a quarterly basis through estimating future demand and comparing that demand against our inventory position including both on-hand and on-order inventory. Forecasted revenue information is obtained from the sales and marketing group and incorporates factors such as orders, backlog and future revenue demand. This quarterly process identifies our obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written-down to net realizable value. The activity with respect to the inventory which was written-down or written-off during 2003 and 2002 is as follows (in thousands):

Inventory provision for the year ended December 31, 2002	$39,021
Inventory scrapped	(7,005)
Inventory sold	—

Balance at December 31, 2002	32,016
Inventory scrapped	(6,110)
Inventory sold	(1,318)

Balance at September 28, 2003	$24,588

Inventory provision for the nine months ended September 28, 2003	$8,821
Inventory scrapped	—
Inventory sold	—

Balance at September 28, 2003	$8,821

Teradyne’s 2002 provision of $39.0 million consisted of $10.9 million for obsolete inventory and $28.1 million for excess inventory. Teradyne’s inventory provision for the nine months ended September 29, 2002 was $14.9 million which includes the $1.4 million for discontinued product lines described above. Teradyne’s 2003 provision for the first nine months of 2003 of $8.8 million consisted of $4.0 million for obsolete inventory and $4.8 million for excess inventory. The provision of $8.8 million does not include $1.4 million for an inventory write-down related to sale of product lines and $1.3 million for the recovery of an inventory provision. Teradyne has no set timeline for scrapping the remaining inventory.

Teradyne’s Probe-One and J996 inventory has been fully written-off as of September 28, 2003. There is no material exposure remaining for the Probe-One or J996 products. Teradyne currently does not believe there is any material remaining exposure for our other products which Teradyne continues to actively market, although our estimates of future demand may differ from actual demand which may result in additional provisions.

As of December 31, 2002 and September 28, 2003, Teradyne has inventory related reserves for amounts which have been written-down or written-off of $220.8 million and $192.1 million, respectively.

Teradyne’s write-downs and write-offs consist of raw material and components. The provision was accounted for in the following segments:

(in millions)	For the Nine Months Ended September 28, 2003		For the Year Ended December 31, 2002
Semiconductor Test Systems	$4.0	46%	$27.8	71%
Connection Systems	—		$3.8	10%
Circuit Board Test and Inspection Systems	$4.7	53%	$7.0	18%
Other Test Systems	$0.1	1%	$0.4	1%

Total	$8.8	100%	$39.0	100%

The Semiconductor Test Systems 2002 provision of $27.8 million consisted of $20.7 million of Probe-One and J996 product parts and components and $7.1 million of System on a Chip parts and components.

Engineering and Development

Engineering and development expenses, as a percentage of revenue, decreased to 19% in the first nine months of 2003 from 25% in the first nine months of 2002, with gross spending decreasing by $37.4 million. Of the $37.4 million decrease, $17.0 million was a result of a workforce reduction, with a bulk of the remainder coming from a $7.1 million reduction in outsourced contract engineering, $3.2 million decline in non-recurring engineering spending due in part to the completion of engineering projects at Semiconductor Test Systems, a $2.7 million decrease in depreciation as a result of the recent writedown of assets and $2.1 million in reduced facility costs. These savings were partially offset by a $9.9 million increase from the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as a $1.5 million charge recorded for incremental accelerated depreciation in the first nine months of 2003, the nature of which is described above in the Gross Margin section.

Selling and Administrative

Selling and administrative expenses decreased to 19% of revenue in the first nine months of 2003 from 25% of revenue in the first nine months of 2002 with gross spending decreasing by $43.0 million. Of the expense reduction, $11.0 million was a result of a downsized workforce. The remainder was due to a combination of a reduction in costs, such as $3.5 million in travel cut backs, $3.1 million in consulting spending, $3.0 million in promotional spending, $2.6 million in rental fees, mostly due to facility consolidations, and $1.5 million in facility costs. These reductions were offset in part by $3.2 million for the elimination of company wide pay cuts and the granting of previously frozen salary increases in the third quarter of 2002, as well as a $4.0 million charge recorded for incremental accelerated depreciation, the nature of which is described above in the Gross Margin section.

Restructuring and Other Charges

The table below summarizes the liability and activity for the nine months ended September 28, 2003, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
First nine months of 2003 provision	25,361	19,725	6,891	2,422	1,795	56,194
Cash payments	—	(15,526)	—	(5,651)	—	(21,177)
Asset write-downs	(25,361)	—	(6,891)	—	—	(32,252)

Balance at September 28, 2003	$—	$12,441	$—	$22,011	$1,795	$36,247

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and the accrual for lease payments on vacated facilities is reflected in other accrued liabilities. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $8.6 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $23.0 million as of September 28, 2003. Teradyne has subleased approximately 16% of the space as of September 28, 2003 and is actively attempting to sublease the remaining space.

During nine months ended September 28, 2003, Teradyne recorded charges of $25.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$19.4 million at the Connection Systems segment which includes:

•	$11.2 million related primarily to the sale and leaseback of certain manufacturing assets;

•	$3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA;

•	$2.5 million related to the impairment of a held for sale facility in Laverne, CA; and

•	$2.4 million for the impairment of manufacturing assets held for sale.

•	$5.5 million related primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA at the Semiconductor Test Systems segment; and

•	$0.5 million for the impairment of manufacturing assets held for sale at the Circuit Board Test and Inspection Systems segment.

The charge for reduction in the fair value of the properties held for sale in Nashua, NH, San Diego, CA and Agoura Hills, CA, resulted from a deterioration in real estate market conditions.

The carrying value of Teradyne’s assets held for sale is $19.2 million as of September 28, 2003. The carrying value of Teradyne’s assets held for sale was $45.3 million as of December 31, 2002. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the nine months ended September 28, 2003 of $19.7 million. There were approximately 800 employees terminated in the nine months ended September 28, 2003 across all functional groups at Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005.

During the nine months ended September 28, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of revenues. The product lines sold were in the following segments:

•	$6.2 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of revenues in the Circuit Board Test and Inspection Systems segment; and

•	$0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of revenues in the Other Test Systems segment.

In the first quarter of 2003, the Circuit Board Test and Inspection Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the nine months ended September 28, 2003. Teradyne decided to sell the manufacturing software product line because the software was sold into a different buying center at Teradyne’s customers. Teradyne decided to sell the manual x-ray inspection and rework product line because the product line was becoming a commodity. During the nine months ended September 28, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after market product. Autodiagnos was included in Diagnostic Solutions which is a supplier of automotive manufacturing and service bay test and diagnostic systems. The Autodiagnos product line was selling to the independent repair market. With changes in legislation and the moves in the automotive industry it became evident that this may have resulted in Autodiagnos being in direct competition with some of Diagnostic Solution’s major customers. Strategically, Teradyne decided to sell Autodiagnos to negate this conflict and concentrate on its core business.

During the nine months ended September 28, 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Circuit Board Test and Inspection Systems segment.

During the nine months ended September 28, 2003, Teradyne recorded a charge of $1.8 million primarily for contractual penalties associated with resizing the Connection Systems business. The accrual for contractual penalties is reflected in other accrued liabilities.

The table below summarizes the liability and activity for the nine months ended September 29, 2002, relating to restructuring and other charges:

	Long-lived Asset Impairment	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$—	$8,471	$1,676	$10,147
First nine months of 2002 provision	41,378	17,483	7,621	66,482
Cash payments	—	(13,663)	(555)	(14,218)
Asset write-downs	(41,378)	—	—	(41,378)

Balance at September 29, 2002	$—	$12,291	$8,742	$21,033

During the nine months ended September 29, 2002, Teradyne recorded charges of $41.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$27.2 million for impaired assets held for sale related to the shutdown of a printed circuit board facility in San Diego, CA, at the Connection Systems segment;

•	$9.7 million related to the write down of manufacturing facilities held for sale in Agoura Hills, CA, at the Semiconductor Test Systems segment;

•	$3.7 million for asset impairments related to two held for sale facilities, a Connections Systems facility in Nashua, NH, and a Corporate facility in Stoughton, MA; and

•	$0.8 million for the impairment of manufacturing assets which were sold in the second quarter of 2002 at the Semiconductor Test Systems segment.

The machinery and equipment at the San Diego, CA facility has been sold but the facility has not been sold as of September 28, 2003. One of the Agoura Hills, CA facilities was sold during the third quarter of 2003 and the other facility has not been sold as of September 28, 2003. Teradyne sold the Laverne, CA and Nashua, NH facilities during the third quarter of 2003 and the Stoughton, MA facility during the first quarter of 2003.

Teradyne recorded a charge for severance and related benefits during the nine months ended September 29, 2002 of $17.5 million, respectively. There were 742 employees terminated across all functional groups at Teradyne in the nine months ended September 29, 2002. As of September 28, 2003, Teradyne has paid all severance benefits relating to employee terminations in the first nine months of 2002.

During the three and nine months ended September 29, 2002, Teradyne recorded a charge of $7.6 million relating to future lease commitments for vacated manufacturing and administrative space.

The restructuring actions taken during the first nine months of 2003 are expected to generate cost savings of approximately $74.4 million annually across all areas of operations.

Goodwill Impairment

During the three months ended September 28, 2003, Teradyne decreased its forecasted revenue, bookings and profit for the fiscal years 2004 through 2006 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 112 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 28, 2003. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment did not exceed its fair value and thus no impairment charge was recorded. The fair value of the segment was estimated using the expected present value of future cash flows and thus no impairment charge was recorded.

During the three months ended September 29, 2002, as a result of contraction in the Circuit Board Test and Inspection Systems market to its lowest level in a decade as evidenced by various market reports available to Teradyne. Teradyne decreased its forecasted revenue, bookings and profit for fiscal years 2003 through 2005 from the previous quarter’s forecast for the Circuit Board Test and Inspection Systems segment and reduced its workforce by 94 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Circuit Board Test and Inspection Systems segment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Circuit Board Test and Inspection Systems segment exceeded its fair value and recognized a $78.5 million goodwill impairment charge recorded in Goodwill impairment in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Circuit Board Test and Inspection Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

Interest Income and Expense

Interest income decreased by $2.1 million in the nine months ended September 28, 2003 from $13.1 million for the first nine months of 2002 compared to $11.0 million for the first nine months of 2003 primarily due to decreased cash and marketable securities balances. Interest expense remained flat at $16.3 million in the third quarter of 2003 compared to $16.2 million in the third quarter of 2002.

Other Income and Expense, Net

Other income and expense, net for the nine months ended September 28, 2003 and September 29, 2002 includes the following:

(Loss)/Income	September 28, 2003	September 29, 2002
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—
Other than temporary impairment of investments	(2,592)	—
Gain on sale of investment	1,250	—
Repayment of loan by divested entity (2)	—	$7,144
Other than temporary impairment of common stock write-down	—	(3,115)
Write-down of investment in an engineering service provider	—	(2,288)
Fair value adjustment on warrants	31	(2,114)

Total	$(4,531)	$(373)

(1)	Penalties related to the prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to Mature on January 1, 2007.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a full valuation allowance against its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Evidence Teradyne reviewed during the fourth quarter of 2002 included actual revenues and net loss for the fiscal year 2002 compared to Teradyne’s forecasts, the inability to get to break-even during 2002 despite implementing several restructuring programs, and a reduction in revenues and an increase in the loss forecasted for the fiscal year 2003. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. Until an appropriate level of profitability is reached, Teradyne will not record tax benefits on operating losses in future results of operations. For the nine months ended September 28, 2003, tax expense relates primarily to a tax provision for foreign taxes. Teradyne’s overall effective tax rate benefit was 29% for the nine months ended September 29, 2002. The effective tax rate benefit for the nine months ended September 29, 2002 was significantly less than the United States statutory rate due to a $78.5 million goodwill impairment charge, which was not tax deductible. The effective tax rate for the nine months of 2002 excluding this impairment would have been 36%.

Liquidity and Capital Resources

Teradyne’s cash, cash equivalents and marketable securities balance increased by $1.0 million in the first nine months of 2003, to $542.1 million. Teradyne used cash from operating activities of $1.0 million and $19.6 million in the first nine months of 2003 and 2002, respectively. Cash used from net loss, excluding the effects of non-cash items, consisted of $27.4 million in the first nine months of 2003 and $180.4 million for the first nine months of 2002. Changes in operating assets and liabilities, net of product lines sold, generated cash of $26.4 million in the first nine months of 2003 as inventory balances have decreased across each of Teradyne’s segments and accounts payable has increased. The inventory and accounts payable balances were partially offset by an increase in the accounts receivable balances primarily due to higher shipments in the last month of the third quarter of 2003 and lower collections in the third quarter of 2003 compared to the fourth quarter of 2002 and an increase in other assets primarily due to a contribution to Teradyne’s United States defined benefit plan of approximately $5 million during the third quarter of 2003. In the first nine months of 2002, changes in operating assets and liabilities generated cash of $160.9 million due to the receipt of a U.S. tax refund of $85.2 million in March 2002 and decreased inventory balances.

Teradyne used $108.2 million and $49.0 million of cash for investing activities in the first nine months of 2003 and 2002, respectively. Investing activities consist of purchases, sales, and maturities of marketable securities, cash paid for the acquisition of assets, proceeds from the sale of asset disposals, proceeds from the sale of product lines and purchases of capital assets to support long-term growth. Capital expenditures were $57.3 million and $59.1 million in the first nine months of 2003 and 2002, respectively. The decrease in capital expenditures was due to actions taken by Teradyne beginning in 2001 to reduce planned capital expenditures due to current market conditions.

Financing activities provided $44.7 million and $40.3 million of cash during the first nine months of 2003 and 2002, respectively. Financing activities include issuance of Teradyne’s common stock through employee stock option and stock purchase plans and repayments of debt. During the first nine months of 2003, repayments of long-term debt used cash of $43.7 million as Teradyne prepaid its mortgage on its California properties in the third quarter of 2003. During the first nine months of 2003 and 2002, common stock activity provided cash of $88.4 million and $40.6 million, respectively.

Teradyne believes its cash, cash equivalents, and marketable securities balance of $542.1 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Teradyne’s United States defined benefit pension plan is currently under funded. Teradyne has contributed $5 million in the fourth quarter of 2003 and plans to contribute approximately $25 million in the first three quarters of 2004 to this plan. Inflation has not had a significant long-term impact on earnings.

Recently Issued Accounting Pronouncements

In July 2002, FASB issued Statement of Financial Accounting Standards (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on Teradyne’s financial position and results of operations.

In May 2003, FASB issued Statement of Financial Accounting Standards 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. For all financial instruments entered into or modified after May 31, 2003, SFAS 150 is effective immediately. For all other instruments, SFAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on Teradyne’s financial position or results of operations.

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Teradyne’s financial position or results of operations.

In February 2003, FASB issued Emerging Issues Task Force 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 requires revenue arrangements with multiple deliverables to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. Applicable revenue recognition criteria should be considered separately for separate units of accounting. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on Teradyne’s financial position or results of operations.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and the fourth quarter of fiscal 2003 for variable interest entities created before February 1, 2003. Teradyne does not expect that the adoption of FIN 46 will have a material impact on its financial position or results of operations.

Retirement Plans

Teradyne’s pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non U.S. subsidiaries, and a supplemental executive defined benefit plan, was approximately $8.8 million for the year ended December 31, 2002, which was 0.49% of Teradyne’s total operating expenses. The largest portion of Teradyne’s 2002 pension expense was $4.1 million for its U.S. Qualified Pension Plan which is calculated based upon a number of actuarial assumptions, including an expected return on plan assets for Teradyne’s U.S. Qualified Plan assets of 9%. In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Teradyne also considered its historical 10-year compounded returns of 8.6% for the period ending December 31, 2001, which have been in excess of these broad equity and bond benchmark indices. Based on these historical returns, Teradyne believes that 9% was an appropriate rate to use for fiscal 2002.

In October of 2002, Teradyne changed investment managers for its pension plan and changed its asset allocation. For Teradyne’s 2003 FAS 87 expense, Teradyne is using 8% for its expected return on its U.S. Qualified Plan assets assumption. Teradyne’s current asset allocation is 47% invested in equity securities and

53% invested in fixed income securities. Teradyne’s actual asset allocation as of December 31, 2002 was virtually identical to its asset allocation model. Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances Teradyne’s investments to our targeted allocation when considered appropriate. Teradyne believes that 8% is a reasonable long-term rate of return on its U.S. Qualified Plan assets. Teradyne will continue to evaluate its expected return on plan assets, at least annually, and will adjust these returns as necessary.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2002 in the U.S. Qualified Plan Teradyne had cumulative losses of approximately $33.7 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations is based on the Salomon Brothers Pension Liability Index, which was at 6.05% at December 31, 2002, down from 6.90% at December 31, 2001. As a result, Teradyne selected 6% for its December 31, 2002 discount rate, down from 7% at December 31, 2001.Each year Teradyne considers the Salomon Brothers Pension Liability Index, along with other indices including the Moody’s Aa rated corporate bond yield and the Salomon Brothers 10+ Year AAA/AA rate. Teradyne estimates that its pension expense for the U.S. Qualified Plan will approximate $8.2 million, $7.4 million and $8.3 million in fiscal 2003, fiscal 2004 and fiscal 2005, respectively. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in Teradyne’s pension plans.

Teradyne performed a sensitivity analysis, which expresses the estimated U.S. Qualified Plan pension expense that would have resulted if Teradyne changed either the discount rate or the expected return on plan assets for our 2002 FAS 87 expense.

(in millions)	Discount Rate
Return on Plan Assets	5%	6%	7%
8%	$8.2	$5.3	$3.9
9%	7.0	4.1	2.7
10%	5.8	2.9	1.5

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. The value of Teradyne’s U.S. Qualified Plan assets has decreased from $107.2 million at December 31, 2001 to $98.2 million at December 31, 2002. The investment performance returns and declining discount rates have increased the deficit of Teradyne’s U.S. Qualified Plan, net of benefit obligations, from $39.7 million at December 31, 2001 to $93.4 million at December 31, 2002. During 2002, Teradyne contributed $9 million to the U.S. Qualified Plan. Due to the deterioration in the funded status of this plan, Teradyne has contributed $10 million during fiscal 2003 and plans to contribute approximately $25 million in the first three quarters of 2004 to this plan in order to meet the minimum funding requirements.

Employee Stock Options

Teradyne’s equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to Teradyne’s operation and productivity. Approximately 80% of Teradyne’s employees participated in its equity compensation program during 2002. Of the stock options Teradyne granted in first nine months of 2003, 88% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first nine months of 2003, and fiscal years ended December 31, 2002 and 2001 follows (in thousands):

	Nine Months Ended September 28, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Outstanding at beginning of period	33,421	29,750	22,745
Options granted	6,609	7,205	10,289
Options exercised	(6,464)	(1,152)	(2,766)
Options canceled	(2,431)	(2,382)	(518)

Outstanding at end of period	31,135	33,421	29,750

Exercisable at the end of the period	16,006	19,296	13,545

Available for grant at beginning of period	25,018	29,841	4,612
Grants	(6,609)	(7,205)	(10,289)
Cancellations	2,431	2,382	518
Additional shares reserved	—	—	35,000

Available for grant at end of period	20,840	25,018	29,841

Employee and Executive Option Grants

	Nine Months Ended September 28, 2003	Year Ended December 31
		2002	2001
Net grants during the period as a percentage of outstanding shares at the end of such period(1)	2.18%	2.63%	5.39%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.42%	0.44%	0.63%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	12.26%	11.42%	11.16%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	11.09%	10.33%	8.88%

(1)	Net grants reflect total options granted less options canceled.
*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers.

Summary of in-the-money and out-of the-money option information at September 28, 2003:

	Exercisable		Unexercisable		Total
September 28, 2003	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(Shares in thousands)
In-the-Money	3,771	$15.74	8,898	$14.05	12,669	$14.55
Out-of-the-Money(1)	12,235	30.06	6,231	27.10	18,466	29.06

Total Options Outstanding	16,006	$26.69	15,129	$19.42	31,135	$23.16

(1)	Out-of-the-money options are those options with an exercise price equal to or above $19.49, the closing price of Teradyne’s common stock on September 28, 2003.

Executive Options

Options granted to Named Executive Officers, during the nine months ended September 28, 2003:

	Number of Securities Underlying Options	Individual Grants		Expiration Date	5%(2)	10%(2)
		Percent of Total Options Granted to Employees(1)	Exercise Price Per Share
George W. Chamillard	300,000	4.55%	$11.66	4/28/10	$1,424,037	$3,318,612
Gregory R. Beecher	100,000	1.51	11.66	4/28/10	474,679	1,106,204
Michael A. Bradley	115,000	1.74	11.66	4/28/10	545,881	1,272,135
John M. Casey	80,000	1.21	11.66	4/28/10	379,743	884,963
Edward Rogas, Jr.	115,000	1.74	11.66	4/28/10	545,881	1,272,135
Richard E. Schneider	100,000	1.51	11.66	4/28/10	474,679	1,106,204

(1)	Based on a September 28, 2003 total of 6,608,950 shares subject to options granted in the nine months ended September 28, 2003 to employees under Teradyne’s option plans.
(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Teradyne’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Teradyne’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Teradyne’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers during the first nine months of 2003 and as of September 28, 2003:

Name	Shares Acquired During First Nine Months of 2003	Value Realized	Number of Securities Underlying Unexercised Options at September 28, 2003		Values of Unexercised In-the Money Options at September 28, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	310,000	$2,017,514	716,569	741,000	$748,800	$2,329,200
Gregory R. Beecher	0	0	138,461	217,500	249,600	776,400
Michael A. Bradley	170,000	1,129,266	228,381	248,000	287,040	892,860
John M. Casey	102,000	655,669	164,071	172,000	199,680	621,120
Edward Rogas, Jr.	190,000	1,261,604	232,381	249,000	287,040	892,860
Richard E. Schneider	36,000	244,649	153,161	192,800	249,600	776,400

(1)	Option values based on stock price of $19.49, the closing price of Teradyne’s common stock on September 28, 2003

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

The following table presents information about these plans as of September 28, 2003:

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
	(Shares in thousands)
Stock option plans approved by shareholders	5,677	$23.38	2,892
Stock option plans not approved by shareholders(1)	25,050	$22.29	17,948

Total	30,727	$22.49	20,840

(1)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of September 28, 2003, there were outstanding options exercisable for an aggregate of 408 shares of Teradyne common stock pursuant to the GenRad Plans, with a weighted average exercise price of $73.21 per share.

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

Teradyne’s Business is Dependent on the Current and Anticipated Market for Electronics.

Teradyne’s business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that the continued downturn in new orders will turn around in the future or that any increase in revenues or new orders for a calendar year will be sustained in subsequent years. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne’s business, financial condition and operating results.

Teradyne Has Taken and Expects to Continue to Take Measures to Address the Current Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne’s Business.

Teradyne has taken and expects to continue to take measures to address the current slowdown in the market for its products. In particular, Teradyne has reduced its workforce, closed and/or sold facilities, reduced the pay of certain employees, implemented furloughs, discontinued certain of its product lines, implemented material cost reduction programs, and reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken and any additional measures taken in the future to contain expenditures could have long-term negative effects on Teradyne’s business by reducing its pool of technical talent, decreasing or slowing improvements in its products, increasing Teradyne’s debt, and making it more difficult for Teradyne to respond to customers or competitors.

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

Teradyne’s Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has divested itself of certain lines of business. In the future, Teradyne may undertake additional divestitures. Such past or future divestitures could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	disruptions and other effects caused by the divestiture of a line of business on Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	customer satisfaction problems caused by the loss of a divested line of business;

•	restructuring, inventory, and other charges which may affect Teradyne’s results of operations; and

•	the decreased diversification of Teradyne’s product lines caused by the divestiture of a line of business which may make Teradyne’s operating results subject to increased market fluctuations.

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

Teradyne Is Subject to Intense Competition.

Teradyne faces significant competition throughout the world in each of its operating segments. Some of Teradyne’s competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne’s competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in revenues or loss of market acceptance of Teradyne’s products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne’s business, financial condition and results of operations.

Teradyne Is Subject to Risks of Operating Internationally.

Teradyne derives a significant portion of its total revenue from customers outside the United States. The table set out below summarizes total Teradyne revenue earned within the United States (“US”) and outside the US (“non-US”) for the latest fiscal quarter and the prior three fiscal quarters (in thousands):

For the three months ended:
(in millions)	September 28, 2003	June 29, 2003	March 30, 2003	December 31, 2002

US	$119.4 (36)%	$121.1 (37)%	$131.6 (39)%	$150.9 (45)%
Non-US	$209.8 (64)%	$210.4 (63)%	$203.0 (61)%	$182.7 (55)%

Teradyne’s international revenues and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;

•	compliance with customs regulations;

•	changes in tariffs and exchange rates;

•	political and economic instability, acts of terrorism and international conflicts;

•	difficulties in accounts receivable collection;

•	difficulties in staffing and managing international operations; and

•	potentially adverse tax consequences.

Teradyne’s Business May Suffer if it is Unable to Attract and Retain Key Employees.

Competition for certain employees with skills required by Teradyne is intense in the high technology industry. Teradyne’s success will depend on its ability to attract and retain key technical employees. The loss of one or more key or other employees, Teradyne’s inability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on Teradyne’s business, results of operations or financial condition.

If Teradyne’s Suppliers do not Meet Teradyne’s Product or Delivery Requirements, Teradyne Could Have Reduced Revenues and Earnings.

Certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet Teradyne’s quality or delivery requirements. If any of Teradyne’s suppliers were to cancel contracts or commitments with Teradyne or fail to meet the quality or delivery requirements needed to satisfy customer orders for Teradyne’s products, Teradyne could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on Teradyne’s business, results of operations and financial condition. In addition, Teradyne relies upon contract manufacturers for certain subsystems used in its products, and Teradyne’s ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom Teradyne does not exercise any control.

In addition, Teradyne is dependent on the financial strength of its suppliers. For example, on September 24, 2003, a supplier of Teradyne filed a petition for Chapter 11 bankruptcy. While the loss of this supplier is not expected to have a material adverse effect on Teradyne’s business, results of operations or financial condition, there can be no assurance that the loss of other Teradyne suppliers either as a result of bankruptcy or otherwise will not have a material adverse effect on Teradyne’s business, results of operations or financial condition.

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

Pursuant to present regulations and agreements, Teradyne is conducting groundwater and subsurface assessment and monitoring and is implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations.

Teradyne Has Substantially Increased Its Indebtedness.

On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due 2006 and received net proceeds of $389 million. As a result, Teradyne has incurred approximately $400 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. The level of Teradyne’s indebtedness, among other things, could:

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

There can be no assurance that Teradyne will be able to meet its debt service obligations, including its obligations under the Notes.

Teradyne May Not Be Able to Satisfy Certain Obligations in the Event of a Change in Control.

The indenture governing the Notes contains provisions that apply to a change in control of Teradyne. If a “change in control” occurs, the holders of the Notes have the right to require Teradyne to repurchase all of the Notes not previously called for redemption. The price that Teradyne is required to pay is 100% of the principal amount of the Notes to be repurchased, together with interest accrued but unpaid to, but excluding, the repurchase date. At Teradyne’s option and subject to the satisfaction of certain conditions, instead of paying the repurchase price in cash, it may pay the repurchase price in common stock valued at 95% of the average of the closing prices of common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date. If Teradyne is required to repurchase the Notes, there is no guarantee that it will have enough funds to pay such amounts.

As a result, a change of control of Teradyne could have a material adverse effect on its business, results of operations or financial condition.

Teradyne May Not Be Able to Pay Its Debt and Other Obligations.

If Teradyne’s cash flow is inadequate to meet its obligations, Teradyne could face substantial liquidity problems. If Teradyne sustains continued losses or is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or certain of its other obligations, Teradyne would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness Teradyne may incur. Any such default could have a material adverse effect on Teradyne’s business, prospects, financial position and operating results. In addition, Teradyne cannot assure that it would be able to repay amounts due in respect of the Notes payment of those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, Teradyne cannot assure that it will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at its maturity.

Teradyne May Need Additional Financing, Which Could Be Difficult to Obtain.

Teradyne expects that its existing cash and marketable securities and cash generated from operations will be sufficient to meet Teradyne’s cash requirements to fund operations and expected capital expenditures for the next twelve months. However, Teradyne has a finite amount of cash and in the event Teradyne may need to raise additional funds, due to on-going losses or other reasons, Teradyne cannot be certain that it will be able to obtain such additional financing on favorable terms, if at all, particularly in light of Teradyne’s continued quarterly losses. Further, if Teradyne issues additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how Teradyne operates its business. If Teradyne cannot raise funds on acceptable terms, if and when needed, Teradyne may not be able to develop or enhance its products and services, take advantage of future opportunities, grow its business or respond to competitive pressures, which could seriously harm Teradyne’s business.

If Teradyne is Required to Account for Options Under Its Employee Stock Plans as a Compensation Expense, Teradyne’s Compensation Expense Would Be Increased.

There has been an increasing public debate about the proper accounting treatment for employee stock options. Teradyne currently discloses pro forma compensation expense quarterly by calculating the grants’ fair value and disclosing the impact on net loss and net loss per share in a footnote to the consolidated financial statements. It is likely that future laws and regulations will require Teradyne to record the fair value of all stock options as compensation expense in its consolidated statement of operations. Note B, “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on Teradyne’s net loss and net loss per share if it had been in effect during the three and nine months ended September 28, 2003 and September 29, 2002. Also included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Teradyne has included additional stock-based compensation disclosures.

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

Teradyne’s Operating Results Are Likely to Fluctuate Significantly.

Teradyne’s quarterly and annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability. With respect to the operating results for the year ending December 31, 2002 and the quarter ending September 28, 2003, the following factors materially and adversely affected revenues and profitability:

•	competitive pressures on selling prices;

•	delays in delivery schedules, deferrals or cancellations of orders by customers as a result of their delaying or reducing capital expenditures for technology equipment;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products; and

•	impairment charges for certain long-lived assets, including goodwill;

The above factors, in conjunction with the additional factors set out below are expected to impact future operations:

•	Teradyne’s ability to introduce and the market acceptance of new products planned for 2003 and beyond;

•	changes in product revenue mix resulting from decreased customer demand and increased competitive pressure on selling prices of the higher margin products;

•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business; and

•	engineering and development investments relating to the new product introductions in 2003, new product introductions planned for 2004, and the expansion of manufacturing and engineering operations in Asia.

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

Also arising out of the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. is a demand for arbitration, made on or about October 19, 2001, by the former owners of those companies, which was filed with the American Arbitration Association. The arbitration is with respect to environmental indemnification claims initially asserted by Teradyne under the respective acquisition agreements. These claims arose in connection with environmental matters related to Herco Technology Corp. and Perception Laminates, Inc. facilities in California. The arbitration demand by the former owners sought release of certain shares of Teradyne’s common stock being held in escrow pursuant to the terms of the acquisition agreements and damages related to failure to release the escrow. Teradyne counterclaimed for enforcement of the environmental indemnity provisions of the acquisition agreements. On May 29, 2003, the arbitrators issued a Preliminary Award designating Teradyne as the substantially prevailing party in the arbitration, awarding Teradyne indemnification damages in the form of 18,256 shares of escrowed stock and entitling Teradyne to seek attorney’s fees and costs from the former owners. Following the Preliminary Award, Teradyne and the former owners filed briefs on the subject of attorneys fees and costs. On July 10, 2003, the arbitrators issued their Final Award which confirmed the Preliminary Award findings and also awarded Teradyne indemnification of attorneys’ fees and costs in the form of 15,374 shares of escrowed stock. Pursuant to the Final Award, Teradyne was to receive a total of 33,630 shares of escrowed stock. Execution of the Final Award would result in distribution of all shares held in escrow except 2,000 shares which were to be retained in escrow for future environmental expenditures. On August 13, 2003 Teradyne requested that the escrow agent release the escrowed shares to Teradyne and the former owners pursuant to the Final Award. On August 14, 2003, the former owners notified the escrow agent of their objection to the release of any escrowed shares and indicated they would be filing a petition to vacate the Final Arbitration Award in the San Diego Superior Court. On August 22, 2003 Teradyne filed its petition to confirm the Final Arbitration Award in the San Diego Superior Court. On September 8, 2003, the former owners filed a petition to vacate the Final Arbitration Award in the San Diego Superior Court. Supporting and opposing briefs were submitted to the Superior Court by Teradyne and the former owners. Oral arguments in connection with the petition to confirm and petition to vacate were presented to the Superior Court on October 14, 2003. On October 17, 2003, the Superior Court granted Teradyne’s petition to confirm the Final Arbitration Award and denied the former owners petition to vacate the Final Arbitration Award.

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

In August of 2003, Teradyne was notified by one of its suppliers of potential claims and liabilities relating to a supply agreement and course of dealings between the supplier and Teradyne. Simultaneously, the supplier’s investors and majority shareholders informed Teradyne of a potential claim involving misrepresentations allegedly made by Teradyne with respect to the supplier’s existing business operations and future business prospects with Teradyne. No formal complaint has been filed against Teradyne as of November 12, 2003. On September 3, 2003, Teradyne terminated the supply and service agreement with the supplier, although Teradyne continued to purchase from such supplier until September 24, 2003. On September 24, 2003, the supplier filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”) . On October 16, 2003, Teradyne entered into an agreement with the supplier allowing for post-Petition purchases. Teradyne continues to investigate these matters. Based on the unspecified nature of the claims, Teradyne is not presently able to reasonably estimate potential losses, if any, related to these potential claims and therefore, as of November 12, 2003, has not accrued for any potential losses from these unasserted claims.

Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims above. Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. However, an adverse resolution of any of the claims could have a material adverse effect on Teradyne’s financial position or results of operations.

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

Item 6:    Exhibits and Reports on Form 8-K

(a):    Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(b):    Reports on Form 8-K

A Current Report on Form 8-K dated July 15, 2003, was filed with the Securities and Exchange Commission on July 16, 2003 furnishing information pursuant to Item 9 and 12 relating to Teradyne’s second quarter financial results and its interim financial statements.

A Current Report on Form 8-K dated July 2, 2003, was filed with the Securities and Exchange Commission on July 2, 2003, announcing pursuant to Item 5 thereof the promotion of Mark E. Jagiela to President of the Semiconductor Test Division, replacing Michael A. Bradley who was recently promoted to President of Teradyne.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer) November 12, 2003