Form 10-K
period 2003-12-31
TERADYNE INC
filed 2004-03-15
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6462

TERADYNE, INC.

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2272148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

321 HARRISON AVENUE, BOSTON, MASSACHUSETTS	02118
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 482-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.125 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12(b-2).

Yes ☒    No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of June 29, 2003 was $3.2 billion based upon the composite closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 27, 2004 was 193,908,836 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2004 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:    Business

Teradyne, Inc. is a leading supplier of automatic test equipment and a leading provider of high performance interconnection systems.

Teradyne’s automatic test equipment products include systems that:

•	test semiconductors (“Semiconductor Test Systems”);
•	test and inspect circuit-boards (“Assembly Test Systems”);
•	diagnose, program and test automotive electronics systems (“Diagnostic Solutions”); and
•	test voice and broadband access networks (“Broadband Test Systems”).

Teradyne’s interconnection systems products and services (“Connection Systems”) include:

•	high bandwidth backplane assemblies and associated connectors used in electronic systems; and
•	backplane assemblies that include Teradyne backplanes and connectors.

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of reporting Teradyne’s operating segments. For financial information concerning Teradyne’s operating segments, see “Note T: Operating Segment and Geographic Information” in Notes to Consolidated Financial Statements.

Statements in this Annual Report on Form 10-K which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission. See also “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results” and “Note E: Risks and Uncertainties” in Notes to Consolidated Financial Statements.

Products

Semiconductor Test Systems

Teradyne produces Semiconductor Test Systems which test a wide variety of “system on a chip” (“SOC”) semiconductor devices during the manufacturing process. These devices contain integrated analog, digital and memory functions which allow an entire system or subsystem to reside on a single device or “chip.” These chips are used in automotive, communications, consumer, computer and electronic game applications, among others. Semiconductor Test Systems are sold to Integrated Device Manufacturers (“IDMs”), Fabless companies and to subcontractors (“Subcons”). Subcons provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and Subcons for test and assembly. These customers use Teradyne’s Semiconductor Test Systems to:

•	measure and improve product performance;
•	improve and control product quality;
•	improve device design;

•	reduce time to market;
•	enhance manufacturability;
•	minimize labor costs; and
•	increase production yields,

with the overall benefit of comprehensively testing advanced performance devices while reducing their total costs associated with testing. The systems work in both wafer probe test and final package test applications.

SOC devices span a huge range of functionality, from very simple low-cost devices such as operational amplifiers or voltage regulators to complex digital signal processors and microprocessors. Teradyne offers a suite of test solutions to cover this range in the most economical way for each segment. The main test equipment products are described below:

The J750 and J750K test systems are designed to address the highest volume semiconductor devices. Devices such as microcontrollers are at the heart of almost every consumer electronics product, from small appliances to automotive engine controllers. These devices are produced in enormous quantities. The lowest cost of test at very high production throughput rates is essential to meeting the economic requirements in these markets. Teradyne’s J750 test systems combine compact packaging, high throughput and ease of production test. These benefits are possible due to the high level of integration in the design. A single circuit board in the J750 test system provides up to 64 digital input/output channels. This innovative approach eliminated the traditional “mainframe,” creating a “tester in the test head,” or “zero footprint design.” This approach allows the test system to be placed directly on top of a wafer prober, without the need for any floor space for the tester itself. The J750 has met with great success in the marketplace, and has an installed base of over 1,300 systems. The J750 platform technology also has been used to create Teradyne’s IP750 Image Sensor test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products.

The Catalyst and Catalyst-Tiger test systems are designed to test a broad range of higher performance SOC devices. The Catalyst is designed to test devices requiring data rates up to 400 Mega bytes per second (“bps”) with a broad range of analog performance. Over 1,200 Catalyst systems are in use today at IDMs and Subcons testing integrated circuits for DVD players, wireless cellular phones, networking appliances, telecommunications systems, computer peripherals, and many other applications.

The “Tiger” version of Catalyst provides similar analog capability, but extends the digital performance up to 3.2 Giga bps on up to 1,264 input/output channels. This extended digital performance enables complete functional testing of the world’s most demanding SOC and high-speed logic integrated circuits, used in computer graphics, personal computer chip set, microprocessor, and networking applications. The Tiger is installed at both IDMs and Subcons around the world.

Teradyne’s most recently introduced test system, the FLEX, is the beginning of the next generation of high throughput general purpose SOC test systems and combines the integration and parallelism of the J750 with the synchronization and instrument flexibility of the Catalyst. FLEX employs a unique “SOC tester per pin” architecture bringing a higher degree of parallelism to mixed signal and SOC testing. By testing more functions and more devices at the same time (“in parallel”) FLEX increases the production efficiency of SOC device testing. The core of FLEX design employs a “universal slot” concept, which provides the user the flexibility to install any instrument into any of the tester “slots.” FLEX is similar to the J750 in that the instrumentation tends to be implemented on self contained circuit boards that plug into the test head. This modular design and the universal slot architecture adds a level of adaptability and flexibility to production testing which is new to the industry. FLEX currently tests a range of devices in the consumer electronics area, including automotive, higher performance microcontrollers, and power control. FLEX will be expanded to test wireless, other integrated mixed signal device areas, and other major segments of the SOC device market over time. The system is also designed with an open-architecture, which allows customers and third party companies to add test capability to the system.

Connection Systems

Connection Systems is a leader in high-performance connection systems, designing and manufacturing backplane systems, printed circuit boards and the industry’s leading high-speed, high-density connectors. Connection Systems helps Original Equipment Manufacturers (“OEMs”) solve system design challenges with integrated interconnect solutions for application in the networking, communications, storage, computer server, and medical equipment markets. Connection Systems’ technology can be found in such products as internet routers, computer servers, mass data storage systems and telecommunication switches.

Advanced printed circuit board fabrication capabilities, leading connector technology and decades of backplane assembly expertise gives Connection Systems unique knowledge and experience with the entire signal transmission path. Teradyne believes this experience enables Connection Systems to differentiate itself in the market by providing integrated solutions for backplane systems. Connection Systems’ engineers are involved early in their customers’ product design process to help them get to market quickly with the optimum solution for price and performance. Engineering support, manufacturing and program management is available worldwide at Connection Systems’ locations in Asia, Europe and North America to support both new product introductions and full-scale volume production.

Connection Systems’ products and services include a broad range of high-speed, high-density connectors covering multiple applications within a single system. A suite of backplane connectors, including GbX™, VHDM-HSD™ and VHDM® are utilized for traditional right-angle interface of printed circuit boards. For parallel connection of printed circuit boards, Connection Systems offers NeXLev®, VHDM Stacker, and HDM® Stacker. These products allow designers to relocate high pin count devices onto mezzanine cards to simplify board routing. In 2003, Connection Systems introduced the industry’s first modular optical interconnect, HD-Optyx™. Connection Systems also offers co-planar, power, guidance and cabling solutions, and will work with customers to develop custom products for specific applications.

Connection Systems’ printed circuit board capabilities are among the industry’s most advanced, employing innovative solutions, such as improving routing to remove layers, or back drilling and blind or buried vias to produce enhanced signal quality and/or lower cost. Connection Systems was the first printed circuit board facility to be qualified to the military specification MIL-PRF-310321A and 2, and delivers boards for mission critical applications such as radar systems and the Patriot Missile.

Assembly Test Systems

The central element of almost every electronic product is a printed circuit board assembly. A circuit board assembly includes all the components and their interconnections that cause the board to perform its intended functions. As more and more product functionality is packed into smaller packages, such as personnel digital assistants (“PDAs”), phone handsets and laptop computers, both the circuit boards and their components become increasingly complex. The circuit board assembly manufacturing process is also complex and demands a number of test and inspection steps. Teradyne’s assembly test equipment is used in the manufacturing process to ensure high production yields, to maintain overall product quality, to diagnose faults quickly where and when they occur, and to reduce total manufacturing cost. The Teradyne assembly test product range includes the following:

In-Circuit Test Systems

In-circuit test systems examine the assembled and soldered printed circuit board for proper construction under both power-off and power-on conditions. Defective components and solder joints are identified quickly and precisely. High throughput, relatively low-cost fault identification and diagnostic accuracy are valued features which cause in-circuit testers to be used universally in virtually every electronics production line. Teradyne’s in-circuit products support a full range of circuit board test applications, including high-volume production, selective or sample test, prototype testing and final or system test. Accordingly, Teradyne offers a wide variety of capabilities and options with its Spectrum 8000-series and TestStation product lines. The most recent option added to the Test Station product is SafeTest Technology. This capability allows Teradyne to test the increasing volume of low-voltage, battery-operated electronic assemblies found in products such as laptops and PDAs, with no risk of damage to the product-under-test. Teradyne believes that only its products currently have this capability. Teradyne has begun to receive orders from new customers on the basis of this new capability.

Imaging Inspection Systems

As circuit boards become increasingly dense and complex, achieving the electrical contact required for the traditional in-circuit test method is becoming more difficult, time-consuming and expensive. “Loss of (electrical) access” is a primary driver behind the increasing popularity of imaging inspection systems, which examine the circuit board for physical qualities including correct component presence and orientation, the absence of electrical opens and solder quality. Teradyne’s AXI imaging inspection systems employ automated x-ray inspection (“AXI”), which captures an x-ray image of the board. Teradyne believes AXI is the only technology that is capable of analyzing hidden solder-related defects. Teradyne’s Xstation 4000 AXI product line offers surface mount technology line-speed throughput with high resolution using x-ray transmission technology.

Military/Aerospace Test & Diagnostics

The Mil/Aero test product line applies Teradyne’s expertise in the functional test and diagnosis of assemblies of electronics to the military and commercial aerospace markets. These solutions come in the form of systems, instruments, and software products.

Teradyne’s traditional focus in the military market has been to provide test and diagnostic solutions for factory and depot level maintenance and repair activities. These solutions are typically deployed in stable, fixed environments with an emphasis on fast, accurate diagnostics down to a repairable component on a replaceable unit. Teradyne has recently begun to exploit architectural components that allow the repackaging of Assembly Test Systems solutions into smaller, lighter, ruggedized implementations enabling Teradyne to expand its served markets to include the mobile environments of the military market. The requirements here are to isolate failures down to the smallest replaceable unit in a mobile, harsh environment. The failed unit is then passed back to the depot or factory for further diagnosis down to the repairable component before being cycled back into stock. In the commercial aerospace market, Teradyne utilizes the same functional test and diagnostics capabilities that apply to military markets to test the increasingly complex electronic functions found in today’s aircraft.

The success of Assembly Test Systems’ Mil/Aero product line has been demonstrated by recent design wins on major Department of Defense programs such as the F-35 Joint Strike Fighter, the B1-B Bomber, C-17, and RT-CASS, as well as with aerospace customers such as Boeing. Teradyne believes these design wins lay the foundation for significant growth potential, as Teradyne is serving much larger markets than in the past.

Diagnostic Solutions

Diagnostic Solutions provides electronic test and diagnostic systems to the automotive OEM’s and their major subcontractors. The systems are used throughout the vehicle’s lifecycle from design through manufacture to after sale service and consist of highly integrated software and hardware components. As the number and complexity of electronic systems and embedded software proliferate in vehicles, the ability to manufacture and service those vehicles becomes increasingly dependent on electronic diagnostic equipment. Diagnostic Solutions’ products fall into two categories:

Vehicle Configuration and Test Solutions (“VCATS”)

Diagnostic Solution’s VCATS products are used on automotive and major automotive subassembly production lines. Diagnostic Solution’s connects to the vehicle to test and program (or “configure”) the electronic systems on vehicles. These vehicle electronic systems include engine control modules and subsystems such as braking, navigation and air conditioning. Diagnostic Solutions is also able to link to an OEM’s manufacturing control system in order to provide statistical quality reports to operators and management. In addition, Diagnostic Solutions also provides VCATS solutions to subcontractors to the OEMs.

OEM Service Diagnostics

OEM dealer service technicians use Diagnostic Solutions’ systems to find faults in vehicles in use by their customers, and to reduce OEM warranty costs. Historically, the focus has been on fixing faults in the service bay, but is growing to include constant monitoring of the vehicle to predict and prevent failure.

Both VCATS and OEM Service Diagnostics products utilize Diagnostic Solutions’ “GRADE-X” authoring software enabling the manufacturing and service phases of vehicle development. Diagnostics for electronic modules and systems used on Diagnostic Solutions’ customers’ vehicles can be developed and written using the GRADE-X authoring software. The actual diagnosis of a customer’s vehicle occurs in the OEM dealer’s service bay utilizing a runtime portion of the software to facilitate the service and repair of the vehicle.

Broadband Test Systems

Broadband Test provides test systems for voice and digital subscriber line (“DSL”) telephone networks and high-speed internet test products for cable networks. Teradyne’s Celerity systems are equipped on approximately 30 million subscriber lines to qualify DSL services provided by major telephone companies. Testing more than 120 million access lines worldwide for many of the world’s largest telecommunications companies, Teradyne’s 4TEL is designed to reduce operating costs by accurately detecting and identifying faults within the copper access network and providing a dispatch statement to customer service representatives.

Teradyne products within the Broadband Test Systems market include:

4TEL & 4TEL II Voice Service Test Systems

Teradyne’s 4TEL voice service test system automates the process to accurately identify and isolate faults within the copper access network including the “last mile of copper” between the home to the central office exchange. The 4TEL II voice service test system is a software upgrade to 4TEL that uses expert system technology to further isolate faults primarily between the consumers’ premises and outside copper plant without the need to install a remote isolation device (“RID”) at the consumers’ premises.

The 4TEL and 4TEL II systems enable telephone companies to automate customer care and field repair processes resulting in substantial reductions in network maintenance and operating costs.

Celerity TM DSL Test System

Telephone companies need to know which telephone lines between the central office and the consumer are qualified for broadband DSL service before committing service to consumers. Existing cable records are typically not sufficient. Teradyne’s Celerity uses accurate insertion loss, length and load coil detection, to qualify millions of lines in hours for DSL service. The system augments the phone company’s system showing which lines are qualified, which lines require conditioning, and which lines are disqualified. This information is then used to support DSL point-of-sale and marketing efforts. Celerity finds more DSL-ready lines in the network that can be sold to residential and small business customers. It also helps reduce the cost of provisioning DSL through automation of the loop qualification process and reduction of field dispatches.

Celerity provides reactive, on-demand testing for in-service DSL lines to support fault isolation and dispatch. After DSL service is installed, the requirement is to accurately determine whether the copper loop has a problem that requires a repair. Line test systems in use today for voice service normally cannot detect certain DSL-related problems, affecting physical faults and may incorrectly conclude that faults affecting voice also affect DSL. The Celerity system enables a repair technician or call center receptionist to determine the cause of a DSL-related problem by identifying both the type of problem on the line and the dispatch location of the fault. This capability reduces operating costs and decreases DSL maintenance costs.

NetFlare TM for Cable High-speed Data (“HSI”) Service Assurance

NetFlare’s patented design quickly performs the complex diagnostics required to identify and locate cable HSI performance and connectivity problems. End-to-end performance is tested from the subscriber’s perspective identifying specific jurisdictions operating below service expectations. Connectivity problems in the access network are located for proper dispatch to repair. By automating otherwise manual troubleshooting procedures, operating costs can be reduced and consistent problem handling can be ensured for each subscriber reported problem.

NetFlare is a server-based web solution requiring only a web browser for access, thereby eliminating the overhead of distributing software to end user desktops and laptops. Data generated by the NetFlare proprietary IP test suite, combined with industry standard cable modem data, provides for accurate analysis of service faults and dispatch for repair.

Broadband access to the internet is provided through telephone/DSL, cable, or wireless technologies. While DSL is a global leader, cable is the dominant supplier in the U.S. In the race to acquire broadband subscribers, a major issue for cable providers is cost effective management of the field installation and repair workforce. NetFlare went into trial in the latter half of 2003 with the Service Verification application to address this problem in the cable market.

Summary of Net Revenue by Operating Segment

Teradyne’s four principal operating segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2003	2002	2001
Semiconductor Test Systems	55%	46%	50%
Connection Systems	26	32	38
Assembly Test Systems	11	14	9
Other Test Systems	8	8	3

Total	100%	100%	100%

Investor Information

Teradyne, a Massachusetts corporation incorporated on September 23, 1960, is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Therefore, Teradyne files periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information, including charters for Teradyne’s Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee and Teradyne’s Corporate Governance Guidelines and Standards of Business Conduct (“Ethics Policy”), by clicking the Investors link on Teradyne’s website at www.teradyne.com. Teradyne makes available, free of charge, copies of its SEC filings, including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through Teradyne’s website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Sales and Distribution

Prices for Teradyne’s systems can reach $3 million or more. In 2003, 2002, and 2001 no single customer accounted for more than 10% of Teradyne’s consolidated net revenue. In each of the years, 2003, 2002, and 2001, Teradyne’s three largest customers in aggregate accounted for 21%, 23%, and 24% of consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for less than 2% of consolidated net revenue in 2003, 2002 and 2001. Approximately 12% and 10% of Assembly Test Systems revenue in 2003 and 2002, respectively, was to United States government agencies and 28%, 15% and 27% of Assembly Test Systems revenue in 2003, 2002 and 2001, respectively, was to customers who are government contractors.

Teradyne has sales and service offices located throughout North America, Asia, and Europe, as Teradyne’s customers outside the United States are located primarily in these geographic areas. Teradyne sells in these areas predominantly through a direct sales force. Although Teradyne conducts manufacturing activities outside the U.S. as detailed in Item 2—Properties, Teradyne’s manufacturing activities are primarily conducted in the United States. Sales to customers outside the United States accounted for 63% of consolidated net revenue in 2003, 54% in 2002, and 49% in 2001. Sales to customers located in Singapore were 11% of consolidated net revenue in 2003, 8% of consolidate net revenue in 2002 and 4% of consolidated net revenue in 2001. Sales to customers located in Taiwan were 9% of consolidated net revenue in 2003 and 2002 and 10% of consolidated net revenue in 2001. Sales are attributed to geographic areas based on the location of the customer site.

Teradyne is subject to the inherent risks involved in international trade, such as:

•	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
•	changes in tariffs and exchange rates;
•	social, political and economic instability, acts of terrorism and international conflicts;
•	difficulties in accounts receivable collection;
•	cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;
•	potentially adverse tax consequences; and
•	compliance with customs regulations.

Teradyne attempts to reduce the effects of currency fluctuations by hedging those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and by conducting some of its international transactions in U.S. dollars or dollar equivalents. See also “Item 7A. Quantitative and Qualitative Disclosures About Market Risks” and “Note F: Financial Instruments” in Notes to Consolidated Financial Statements.

Competition

Teradyne faces significant competition throughout the world in each of its operating segments. Some of Teradyne’s competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne’s competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in revenues or loss of market acceptance of Teradyne’s products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect Teradyne’s business, financial condition and results of operations.

Backlog

At December 31, 2003 and 2002, Teradyne’s backlog of unfilled orders in each of its four principal operating segments was as follows:

	2003	2002
	(in millions)
Semiconductor Test Systems	$333.7	$240.0
Connection Systems	75.6	104.2
Assembly Test Systems	56.1	53.4
Other Test Systems	40.7	43.3

	$506.1	$440.9

The increase in Semiconductor Test Systems backlog from 2002 to 2003 of $94 million was due to a sharp increase in the demand for testers at the end of 2003. The decrease in Connection Systems backlog from 2002 to 2003 of $29 million was primarily due to a decrease in the storage market as a result of Teradyne’s decision to exit the lower margin electronic manufacturing services (“EMS”) business. Of the backlog at December 31, 2003, approximately 99% of the Semiconductor Test Systems backlog, 99% of the Connection Systems backlog, 84% of Assembly Test Systems backlog, and 93% of the Other Test Systems backlog is expected to be delivered in 2004. Generally, Teradyne’s backlog policy requires delivery of products and services within twelve months.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne’s backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne’s business, financial condition, and results of operations.

Raw Materials

Teradyne’s products require a wide variety of electronic and mechanical components from 3,000 suppliers of which 47 represent 80% of the spending. Teradyne can experience occasional delays in obtaining timely delivery of certain items. Additionally, Teradyne could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Approximately 30% of material purchases require some custom work where having multiple suppliers would be cost prohibitive. Any prolonged inability to obtain adequate supplies, or any other circumstances that would require Teradyne to seek alternative sources of supply could have a material adverse effect on its business, financial condition, and results of operations.

Patents and Licenses

Teradyne’s development of its products, both hardware and software, is based in significant part on proprietary information and technology. Teradyne protects its rights in proprietary information and technology through various methods, such as:

•	patents and patent applications;
•	copyrights;
•	trademarks;
•	trade secrets;
•	business practices;
•	software license agreements, non-disclosure agreements, and other contracts; and
•	employee agreements.

However, these protections might not be effective in all circumstances. Competitors might independently develop similar technology or exploit Teradyne’s proprietary technology and/or information in countries where Teradyne lacks enforceable intellectual property rights (“IP”) or enforcement of such rights through the legal system provides an insufficient deterrent. Also, IP protections can be invalidated through legal processes. While Teradyne does not believe that any single piece of intellectual property or proprietary rights is essential to its business, if a significant portion of Teradyne’s intellectual property or proprietary rights is invalidated or ineffective, Teradyne’s business could be materially adversely affected.

Employees

As of December 31, 2003, Teradyne employed approximately 6,100 people. Since the inception of Teradyne’s business, there have been no work stoppages or other labor disturbances. Teradyne has no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of Teradyne’s products requires a large and continuing engineering and development effort. Engineering and development expenditures were $254.6 million in 2003, $293.9 million in 2002 and $287.3 million in 2001. These expenditures amounted to approximately 19% of consolidated net revenue in 2003, 24% in 2002 and 20% in 2001.

Environmental Affairs

Teradyne is subject to various federal, state, and local government laws and regulations relating to the protection of employee health and safety and the environment. Teradyne accrues for all known environmental liabilities when it becomes probable that Teradyne will incur cleanup costs and those costs can reasonably be estimated. The amounts accrued do not cover sites that are in the preliminary stages of investigation. Estimated environmental costs are not expected to materially affect the financial position or results of Teradyne’s operations in future periods. However, estimates of future costs are subject to change due to protracted cleanup periods and changing environmental remediation laws and regulations.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries, Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe that the outcome of this matter will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne’s financial position or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names of all executive officers of Teradyne and certain other information relating to their positions held with Teradyne and other business experience. Executive officers of Teradyne do not have a specific term of office but rather serve at the discretion of the Board of Directors.

Executive Officer	Age	Position	Business Experience For The Past 5 Years
George W. Chamillard	65	Chairman of the Board and Chief Executive Officer	Chairman of the Board since 2000; Chief Executive Officer of Teradyne since 1997; Director of Teradyne since 1996; President of Teradyne from 1997 to 2003; President and Chief Operating Officer of Teradyne from 1996 to 1997; Executive Vice President of Teradyne from 1994 to 1996.

Michael A. Bradley	55	President	President of Teradyne since 2003; President of Semiconductor Test Systems from 2001 to 2003; Chief Financial Officer of Teradyne from 1999 to 2001; Vice President of Teradyne from 1992 to 2001.

Gregory R. Beecher	46	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne since 2003; Partner at PricewaterhouseCoopers LLP from 1993 to 2001.

Eileen Casal	45	Vice President, General Counsel and Clerk	Vice President, General Counsel and Clerk of Teradyne since 2003; Vice President, General Counsel and Corporate Secretary of GSI Lumonics Inc. from 2001 until 2003; Vice President, General Counsel and Corporate Secretary of Adero, Inc. from 2000 until 2001; Vice President, General Counsel and Assistant Clerk of Teradyne, from 1999 to 2000; and from 1986 until 1999, Ms. Casal held a number of legal positions at Stratus Computer, Inc. including Vice President, General Counsel and Clerk.

John M. Casey	55	Senior Vice President	Senior Vice President of Teradyne since 2004; President of Assembly Test Systems from 2002 to 2004; Vice President of Teradyne since 1990.

Jeffrey R. Hotchkiss	56	President of Assembly Test Systems	President of Assembly Test Systems since 2004; Director, Chief Executive Officer and President of Empirix Corporation from 2000 to 2004; Chief Financial Officer of Teradyne from 1997 to 1999; Vice President of Teradyne from 1990 to 1999.

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Mark E. Jagiela	43	President of Semiconductor Test Systems	President of Semiconductor Test Systems since 2003; Vice President of Teradyne since 2001; General Manager of Teradyne’s VLSI Test Division from 2000 to 2001; VLSI Test Division Engineering Manager from 1999 to 2000; and Japan Division General Manager from 1991 to 1999.

G. Richard MacDonald	55	Controller	Controller of Teradyne since 2001; Controller of Teradyne’s Industrial Consumer Division from 1989 to 2001.

Edward Rogas, Jr.	63	Senior Vice President	Senior Vice President of Teradyne since 2000; Vice President of Teradyne from 1984 to 1999.

Richard E. Schneider	46	President of Connection Systems	President of Connection Systems since 2001; Vice President of Teradyne from 1998 to 2001; Connections Systems manager from 1998 to 2001.

Item 2:    Properties

The following table provides certain information as to Teradyne’s principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
Nashua, New Hampshire	Connection Systems	2-3-4-5	524,000
Boston, Massachusetts	Semiconductor Test & Corporate Offices	1-2-3-4-5	492,000
North Reading, Massachusetts	Semiconductor Test & Assembly Test	2-3-4-5	472,000
North Reading, Massachusetts	Unoccupied		226,000	(a)
North Reading, Massachusetts	Unoccupied		242,000	(b)
Agoura Hills, California	Semiconductor Test	3-5	240,000
Agoura Hills, California	Semiconductor Test	6	120,000
San Jose, California	Semiconductor Test & Connection Systems	3-5	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	66,000
Deerfield, Illinois	Broadband Test	2-3-4-5	63,000

Subtotal of Owned Properties			2,565,000
Properties Leased:
Westford, Massachusetts	Unoccupied		230,000	(d)
Woburn, Massachusetts	Semiconductor Test	2-6	205,000
Hudson, New Hampshire	Unoccupied		144,000	(d)
Mexicali, Mexico	Connection Systems	2-5	112,000
Nashua, New Hampshire	Unoccupied		107,000	(c)
Walnut Creek, California	Unoccupied		98,000	(d)
Shanghai, China	Connection Systems, Assembly Test, and Semiconductor Test	2-5-6	87,000
Manchester, England	Diagnostic Solutions	2-3-4-5-6	75,000
Agoura Hills, California	Semiconductor Test	6	59,000
Stoughton, Massachusetts	Unoccupied		55,000	(c)
Nashua, New Hampshire	Connection Systems	6	55,000
Plano, Texas	Unoccupied		50,000	(c)
Winston-Salem, North Carolina	Connection Systems	2-5-6	49,000
Dublin, Ireland	Connection Systems	2-5	46,000
Fremont, California	Unoccupied		46,000	(c)
Bracknell, England	Semiconductor Test, Broadband Test, and Assembly Test	3-4-5	44,000
Tai Yuan, Taiwan	Semiconductor Test and Assembly Test	5	43,000

Subtotal of Leased Properties			1,505,000

Total Square Feet of Floor Space			4,070,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Manufacturing, 3. Research and Development, 4. Marketing, 5. Sales and Administration, and 6. Storage and Distribution

(a)	This space is unoccupied.

(b)	This space is currently being leased to two companies.

(c)	This space is currently being subleased.

(d)	This space is unoccupied and is currently being marketed for sublease.

Item 3:    Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, in San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Discovery proceedings are continuing.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the California securities case discussed above, which is pending in the Federal District Court in San Diego, California. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne is currently preparing its response to the lead plaintiffs’ objection. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously.

On May 23, 2003, Electro Mechanical Solutions, Inc., (“EMS”) and several affiliated debtors including PRECISMetals (collectively, the “Debtors”) filed a complaint against Teradyne in the United States Bankruptcy Court for the Northern District of California, alleging that Teradyne received payments in 2001 totaling $12.7 million from the Debtors in the 90 days prior to the bankruptcy filing and that those payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. On January 6, 2004, the Debtors and Teradyne entered into a settlement agreement pursuant to which Teradyne will pay EMS an immaterial amount in exchange for a full release of all claims by the Debtors and the allowance in full of Teradyne’s U.S. $6.9 million unsecured claim in the ongoing bankruptcy proceeding. The Debtors and Teradyne are awaiting approval of the executed settlement agreement by the U.S. Trustee and Bankruptcy Court.

In August of 2003, Teradyne was notified by one of its suppliers, Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”) of potential claims and liabilities relating to a supply agreement and course of dealings between CSC and Teradyne. In addition, Hampshire Equity Partners II, LP (“HEP”), an investor in CSC and its majority shareholder, has informed Teradyne that it may make a claim involving misrepresentations allegedly made by Teradyne with respect to CSC’s existing business operations and future business prospects with Teradyne. On September 3, 2003, Teradyne terminated the supply and service agreement with CSC, although Teradyne continued to purchase from CSC until September 24, 2003. On September 24, 2003, CSC filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”). On October 16, 2003, Teradyne entered into an agreement with CSC allowing for post-Petition purchases. On January 29, 2004, CSC and Teradyne entered into a settlement agreement which was approved by order of the Bankruptcy Court on the same day. On February 9, 2004, the Bankruptcy Court order became final and non-appealable. Pursuant to the settlement agreement and final order relating thereto, Teradyne will pay a total of $0.8 million to the estate and/or creditors of CSC for the purchase of spare parts, documented CSC specialized knowledge, the return of Teradyne’s dies and tools and a release of claims by the debtors relating to CSC’s estate. Teradyne continues to investigate the HEP allegations. Although HEP has not commenced litigation against Teradyne seeking damages in connection with its investment in CSC, it could do so at any time.

Teradyne has also been designated as a potentially responsible party (“PRP”) with respect to an environmental clean-up matter at a site in California. See the discussion of this item in Item 1: “Environmental Matters” above.

Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims above. Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. Management does not believe that the outcomes of any of the above referenced claims will have a material adverse effect on Teradyne’s financial position or results of operations but a presently unexpected adverse resolution of any of these claims could have a material adverse effect on Teradyne’s financial position and/or results of operations.

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

Item 4:    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for Teradyne’s Common Stock based on reported sale prices on the New York Stock Exchange.

	Period	High	Low
2002	First Quarter	$39.99	$26.15
	Second Quarter	40.20	22.81
	Third Quarter	24.20	8.82
	Fourth Quarter	17.58	7.10
2003	First Quarter	$16.25	$8.75
	Second Quarter	19.22	11.00
	Third Quarter	22.55	14.89
	Fourth Quarter	26.31	18.22

The number of record holders of Teradyne’s Common Stock at February 27, 2004 was 4,724.

Teradyne has never paid cash dividends because it has been Teradyne’s policy to use earnings to finance expansion and growth. Payment of future cash dividends will rest within the discretion of the Board of Directors and will depend, among other things, upon Teradyne’s earnings, capital requirements and financial condition. Teradyne presently expects to retain all of its earnings for use in the business.

See “Equity Compensation Plans” in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on equity compensation plans.

Item 6:    Selected Financial Data

	Years Ended December 31,*
	2003	2002	2001	2000	1999
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$1,352,867	$1,222,236	$1,440,581	$3,043,946	$1,790,912

(Loss) income before cumulative effect of change in accounting principle	(193,993)	(718,469)	(202,215)	517,754	191,694
Cumulative effect of change in accounting principle	—	—	—	(64,138)	—

Net (loss) income	(193,993)	(718,469)	(202,215)	453,616	191,694

(Loss) income before cumulative effect of change in accounting principle per common share—basic	(1.03)	(3.93)	(1.15)	2.99	1.12
Cumulative effect of change in accounting principle per common share—basic	—	—	—	(0.37)	—

Net (loss) income per common share—basic	(1.03)	(3.93)	(1.15)	2.62	1.12

(Loss) income before cumulative effect of change in accounting principle per common share—diluted	(1.03)	(3.93)	(1.15)	2.86	1.07
Cumulative effect of change in accounting principle per common share—diluted	—	—	—	(0.35)	—

Net (loss) income per common share—diluted	(1.03)	(3.93)	(1.15)	2.51	1.07

Consolidated Balance Sheet Data:
Total assets	1,785,362	1,900,150	2,542,391	2,355,868	1,568,213

Long-term obligations	407,658	450,561	451,682	8,352	8,948

*Note: Previously published financial data prior to 2000 has not been restated to give the pro forma effect of the adoption of the provisions of SAB 101. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain of the Staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. During the fourth quarter of 2000, Teradyne implemented the SEC’s SAB 101 guidelines, retroactive to the beginning of the year. This was reported as a cumulative effect of a change in accounting principle as of January 1, 2000. The cumulative effect of the change in accounting principle on prior years resulted in a charge to income of $64.1 million (net of income taxes of $27.5 million) or $0.35 per diluted share which has been included in income for the fiscal year ended December 31, 2000. For the fiscal year ended

December 31, 2000, Teradyne recognized $126.1 million in revenue that is included in the cumulative effect adjustment as of January 1, 2000. Pro forma amounts for the periods beginning before January 1, 2000 have not been presented as the effect of the change in accounting principle could not be reasonably determined.

Item 7:    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, made pursuant to Section 21E of the Securities Exchange Act of 1934, that involve risks and uncertainties, such as statements of Teradyne’s plans, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Teradyne’s actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in “Certain Factors That May Affect Future Results” and elsewhere herein.

Critical Accounting Policies and Estimates

Teradyne has identified the policies discussed below as critical to understanding its business and its results of operations. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported and expected financial results.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent liabilities. On an on-going basis, managment evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies, and litigation. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur.

For equipment where there is hardware and software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until customer acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in the control of Teradyne. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. Teradyne defers revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with FASB Technical Bulletin 90-1. Teradyne’s products are generally subject to warranty and related costs are provided for in cost of revenue when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of revenue. Service revenue is recognized over the contractual period or as the services are performed.

Connection Systems revenue is generally recognized upon shipment according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

Teradyne generally does not provide its customers with contractual rights of return for any of its products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 “SOP 97-2”, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is deferred in instances when vendor-specific objective evidence of fair value of undelivered elements is not determinable. Vendor-specific evidence of fair value is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

For certain contracts eligible for contract accounting under SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order.

Inventories

Inventories which include materials, labor, and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such a writedown is identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Stock Option and Stock Purchase Plans

Teradyne accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. There have been no charges for employee or director stock options or employee stock purchase plans. Proceeds from the exercise of stock options and the issuance of the employee stock purchase plan under Teradyne’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.” See “Note B: Accounting Policies,” in the Notes to Consolidated Financial Statements for pro forma stock option and stock purchase plan information.

Income Taxes

On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized and established a valuation allowance. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2003. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence, including profitability, exists that realization is more likely than not.

Goodwill, Intangible and Long-Lived Assets

Teradyne assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors Teradyne considers important in the determination of an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner of Teradyne’s use of the acquired asset and significant negative industry or economic trends. When Teradyne determines that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, Teradyne measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks. Teradyne assesses goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Allowance for Doubtful Accounts

The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s current payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. If the financial condition of Teradyne’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
Percentage of net revenue:

Net Revenue:
Products	82.5%	81.2%	85.6%
Service	17.5	18.8	14.4

Total net revenue	100.0	100.0	100.0

Expenses:
Cost of products	59.0	67.9	70.5
Cost of service	11.5	13.1	10.1

Total cost of revenue	70.5	81.0	80.6
Engineering and development	18.8	24.0	20.0
Selling and administrative	18.4	23.8	18.7
Restructuring and other charges	5.3	10.3	5.2
Goodwill impairment	—	6.4	—
Gain on the sale of a business	—	—	(1.0)

	113.0	145.5	123.5
Net interest and other (expense) income	(0.7)	(0.4)	0.9

Loss before income taxes	(13.7)	(45.9)	(22.6)
Provision for (benefit from) income taxes	0.6	12.9	(8.6)

Net loss	(14.3)%	(58.8)%	(14.0)%

Results of Operations:

Business Overview

Teradyne’s operating results were adversely affected by the recent severe technology and semiconductor downturn which affected the semiconductor industry and caused a general reduction in capital spending. As a result of the challenging economic conditions, Teradyne has taken significant cost structure initiatives to more appropriately size the business. Actions taken include: reductions in workforce across all groups which has led to the consolidation and reorganization of certain functions, curtailment of discretionary expenses, shifts of manufacturing and some shared services operations to lower cost regions, reductions in the number of operating facilities and the outsourcing of certain manufacturing and applications development. In addition, Teradyne has eliminated certain product lines to efficiently allocate engineering and development spending to areas that provide a high potential for growth. Recent increases in business activity indicate that the industry is in the midst of a recovery leading to the next growth cycle. In the fourth quarter of 2003, Teradyne’s net bookings increased 45% sequentially, and worldwide semiconductor test utilization levels climbed to levels which had not been seen since the past business peak in 2000.

Although sales remained relatively flat throughout the four quarters of 2003, net bookings increased almost 40% from the first to the second half of the year.

Bookings

Teradyne’s net orders for its four principal operating segments for 2003, 2002 and 2001 are as follows:

	2003	2002	2001	2002-2003 Percent Change	2001-2002 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$837.9	$480.5	$294.0	74%	63%
Connection Systems	317.7	149.8	385.0	112	(61)
Assembly Test Systems	156.6	167.8	101.4	(7)	65
Other Test Systems	105.9	107.2	27.8	(1)	286

	$1,418.1	$905.3	$808.2	57%	12%

From 2002 to 2003, the growth in orders shifted more heavily to Subcons in Taiwan, Singapore and other parts of Asia. During the last quarter of 2003, Teradyne saw a rise in bookings driven primarily by semiconductor testing needs for the wireless and baseband industries, whose chips are sold mainly by European and U.S. semiconductor companies. These chips are fabricated and tested by Foundries and Subcons in many parts of Asia, but concentrated in Taiwan and Singapore and increasingly in China. The economic downturn which prevailed in the past years has pushed companies to lower fixed costs. As a result, an increasing trend by chip makers has been to outsource their non-core competency testing needs to Subcons in low-cost regions. As Teradyne’s total Semiconductor Test Systems bookings have grown, the bookings from Subcons have continued to make up a larger percentage of total orders. Bookings from Subcons increased 325% from $72 million in 2002 to $307 million in 2003 and made up 37% of total Semiconductor Test Systems bookings in 2003 compared to 15% of total Semiconductor Test Systems bookings in 2002. In 2001, excess inventory, slower economic growth and a reduction in end-user demand of electronic goods by Teradyne’s Semiconductor Test Systems’ customers resulted in a reduction in capital spending as well as cancellations or postponements of previously placed orders. From 2001 to 2002, Semiconductor Test Systems bookings grew primarily as a result of increased demand for SOC products by both IDMs and Subcons.

The increase in Connection Systems bookings from 2002 to 2003 was due in part to a decrease in cancellations in 2003, as well as an increase in demand in the telecommunications market, driven by wireless network deployments, which increased appreciably for both U.S. and European telecommunications equipment providers in the latter part of the fourth quarter of 2003 compared to the first half of 2003. Teradyne’s high-speed high-density interconnect and backplane solutions, such as VHDM-HSD™, are well positioned in this market. Bookings were up modestly in the computer/server market, and down in the storage market as Connection Systems exited a lower margin EMS product line and repositioned itself to support its core products. From 2001 to 2002, bookings were impacted by significant cancellations along with a decline in demand of over 50% from key communications customers year over year.

The net decrease in Assembly Test Systems orders from 2002 to 2003 is due primarily to the sale of the manufacturing software and the manual x-ray and rework product lines. This decrease was offset by a 25% increase in orders by government agencies and contractors in the Mil/Aero business, which had a twofold increase in orders from the first half to the second half of 2003. The increase in orders from 2001 to 2002 largely resulted from the full year impact of the GenRad acquisition. The first half of 2001 had strong orders from contract manufacturers in the in-circuit test business but demand weakened as a result of the sluggish economy in the latter half of 2001 and into 2002.

The increase in Other Test Systems bookings from 2001 to 2002 was due primarily to the addition of Diagnostic Solutions in the fourth quarter of 2001 as part of the acquisition of GenRad, which includes Diagnostic Systems, which is included in the Other Test Systems segment.

Teradyne’s cancellations for its four principal operating segments for the last three years are as follows:

	2003	2002	2001
	(in millions)
Semiconductor Test Systems	$6.9	$52.5	$80.2
Connection Systems	16.0	104.3	193.0
Assembly Test Systems	2.5	2.2	2.5
Other Test Systems	—	—	9.8

	$25.4	$159.0	$285.5

The Semiconductor Test Systems cancellations were largely due to orders that were booked in late 2000 and early 2001 by Subcons in anticipation of a further increase in their own demand. Cancellations in the Connection Systems business came from major customers in the telecommunication and information technology infrastructure industries, as their own demand levels dropped.

Teradyne’s net bookings by region as a percentage of total net bookings are as follows:

	2003	2002	2001
United States	35%	44%	55%
Europe	17	18	24
South East Asia	18	13	10
Singapore	11	8	3
Taiwan	10	6	3
Japan	8	9	3
Rest of the World	1	2	2

	100%	100%	100%

For the past three years, Teradyne’s backlog of unfilled orders for its four principal operating segments is as follows:

	2003	2002	2001
	(in millions)
Semiconductor Test Systems	$333.7	$240.0	$317.2
Connection Systems	75.6	104.2	357.6
Assembly Test Systems	56.1	53.4	55.5
Other Test Systems	40.7	43.3	32.7

	$506.1	$440.9	$763.0

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In 2003, 2002, and 2001 there were no significant cancellation penalties received. Due to possible customer changes in delivery schedules and cancellation of orders, Teradyne’s backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on Teradyne’s business, financial condition, and results of operations.

Revenue

Teradyne’s net revenue for its four principal operating segments for 2003, 2002 and 2001 is as follows:

	2003	2002	2001	2002-2003 Percent Change	2001-2002 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$735.4	$557.5	$717.7	32%	(22)%
Connection Systems	357.2	397.0	540.8	(10)	(27)
Assembly Test Systems	151.6	170.8	132.4	(11)	29
Other Test Systems	108.7	96.9	49.7	12	95

	$1,352.9	$1,222.2	$1,440.6	11%	(15)%

More than half of the Semiconductor Test Systems sales increase from 2002 to 2003 is attributable to growing sales to Subcons for use in their Asian facilities, primarily Singapore, Taiwan and Malaysia. The revenue derived from Subcons was driven by higher demand from their mixed signal SOC customers, led by sales of Catalyst and Tiger systems. As is described in the Bookings section, Semiconductor Test Systems has seen a recent growth in revenue due to increased need for testing in the wireless and baseband sectors. To a lesser extent, the Semiconductor Test Systems segment continues to see revenue growth in the optical disk sector, automotive applications testing, and image sensor testing. Included in 2001 Semiconductor Test Systems sales is $98.7 million from the accounting impact of the implementation of Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” in the fourth quarter of 2000 due to shipments of customer orders in 2000 where title was retained by Teradyne until customer payment in order to perfect a security interest.

Connection Systems sales declined from 2002 to 2003 primarily as a result of the decision to exit the lower margin EMS business. The segment saw downward pricing pressure throughout the past three years.

The increase in Assembly Test Systems revenue from 2001 to 2002 largely resulted from the full year impact of the GenRad acquisition in the fourth quarter of 2001. From the second half of 2001 through 2003, the commercial business saw decreases in revenue, particularly in the in-circuit test business, while the Mil/Aero business has seen steady revenue numbers throughout the past three years.

The increase in Other Test Systems revenue from 2001 to 2002 was due primarily to the addition of Diagnostic Solutions in the fourth quarter of 2001 as part of the acquisition of GenRad, which includes Diagnostic Solutions, which is included in the Other Test Systems segment.

Teradyne’s four principal operating segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2003	2002	2001
Semiconductor Test Systems	55%	46%	50%
Connection Systems	26	32	38
Assembly Test Systems	11	14	9
Other Test Systems	8	8	3

	100%	100%	100%

Teradyne’s net revenue by region as a percentage of total revenue is as follows:

	2003	2002	2001
United States	37%	46%	51%
Europe	17	18	19
South East Asia	17	11	9
Singapore	11	8	4
Taiwan	9	9	10
Japan	8	6	4
Rest of the World	1	2	3

	100%	100%	100%

Teradyne’s product and service revenue breakout for the past three years is as follows:

	2003	2002	2001	2002-2003 Percent Change	2001-2002 Percent Change
	(in millions except percent change)
Product Revenue	$1,115.9	$992.1	$1,233.7	12%	(20)%
Service Revenue	237.0	230.1	206.9	3	11

	$1,352.9	$1,222.2	$1,440.6	11%	(15)%

Service revenue is derived from the servicing of Teradyne’s installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales and applications support.

In the past three years, no single customer accounted for more than 10% of consolidated net revenue. In 2003, 2002, and 2001, Teradyne’s three largest customers in aggregate accounted for 21%, 23% and 24% of consolidated net revenue, respectively.

Gross Margin

	2003	2002	2001	2002-2003 Point Change	2001-2002 Point Change
	(dollars in millions)
Gross Margin	$398.9	$232.7	$278.8
Percent of Total Revenue	29.5%	19.0%	19.4%	10.5	(0.4)

Teradyne’s gross margin improvement from 2002 to 2003 was impacted by a variety of factors, including manufacturing efficiencies, lower inventory provisions, and volume and product mix. Gross margin improvement of 4.9 points is attributed to reduced fixed manufacturing costs, including depreciation and facility costs resulting from restructuring actions primarily taken in the second half of 2002, along with increased sales volumes which resulted in higher utilization. An improvement of 2.5 points of gross margin is credited to a shift in Teradyne’s mix of revenues, with a higher percentage in 2003 being derived from Semiconductor Test Systems which has higher incremental margins, coupled with a shift in Teradyne’s supply chain to low cost regions. Inventory provisions decreased from $39.0 million in 2002 to $16.6 million in 2003, which contributed a 2.0 point gross margin improvement.

Teradyne’s gross margin remained relatively flat from 2001 to 2002, and was impacted by a variety of factors including lower inventory provisions, offset by pricing pressures and lower utilization of fixed manufacturing costs as sales volumes decreased. Inventory provisions decreased from $139.7 million in 2001 to $39.0 million in 2002, which contributed a 6.5 point gross margin improvement. As sales volumes decreased from 2001 to 2002 and certain components of cost of revenues remained fixed, gross margin was negatively impacted by 1.8 points due to the lower utilization of manufacturing overhead. Pricing pressures, net of product mix and cost reduction activities in the second half of 2002 resulted in a 1.6 point decrease in gross margin.

The breakout of product and service gross margin is as follows:

	2003	2002	2001	2002-2003 Point Change	2001-2002 Point Change
	(dollars in millions)
Product Gross Margin	$317.1	$163.0	$217.5
Percent of Product Revenue	28.4%	16.4%	17.6%	12.0	(1.2)

	2003	2002	2001	2002-2003 Point Change	2001-2002 Point Change
	(dollars in millions)
Service Gross Margin	$81.8	$69.7	$61.4
Percent of Service Revenue	34.5%	30.3%	29.7%	4.2	0.6

Teradyne assesses the carrying value of its inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written-down to estimated net realizable value. The activity with respect to the provisions recorded for excess and obsolete inventory for 2003, 2002, and 2001 is as follows:

(in thousands)
Inventory provisions for 2003	$16,569
Inventory scrapped	—
Inventory sold	—

Balance at December 31, 2003	$16,569

Inventory provisions for 2002	$39,021
Inventory scrapped	(7,005)
Inventory sold	—

Balance at December 31, 2002	32,016
Inventory scrapped	(7,838)
Inventory sold	(3,989)

Balance at December 31, 2003	$20,189

Inventory provisions for 2001	$139,683
Inventory scrapped	(33,897)
Inventory sold	—

Balance at December 31, 2001	105,786
Inventory scrapped	(15,782)
Inventory sold	—

Balance at December 31, 2002	90,004
Inventory scrapped	(22,488)
Inventory sold	(1,295)

Balance at December 31, 2003	$66,221

Teradyne has no set timeline for scrapping the remaining inventory.

The yearly provisions consisted of obsolete and excess inventory as follows:

	Excess Inventory	Obsolete Inventory	Total Provision
	(in millions)
2003 Provision	$7.4	$9.2	$16.6
2002 Provision	28.1	10.9	39.0
2001 Provision	44.4	95.3	139.7

Teradyne’s writedowns and write-offs consisted of raw material and components. The provisions were accounted for in the following segments:

	2003		2002		2001
	(dollars in millions)
Semiconductor Test Systems	$5.2	31%	$27.9	71%	$118.6	85%
Connection Systems	1.6	10%	3.8	10%	15.5	11%
Assembly Test Systems	9.3	56%	7.0	18%	5.6	4%
Other Test Systems	0.5	3%	0.3	1%	—	0%

Total	$16.6	100%	$39.0	100%	$139.7	100%

Of the inventory provision recorded in 2003, $9.3 million relates to Assembly Test Systems which includes $3.6 million relating to the discontinuance of manufacturing, distributing and primary support of the AOI product line and $5.2 million relates to Semiconductor Test Systems SOC parts and components.

Of the inventory provision recorded in 2002 for Semiconductor Test Systems, $20.7 million was in memory test related to Probe-One and J996 product line discontinuances. The Probe-One and J996 inventory has been fully written-off as of December 31, 2003. There is no material exposure remaining for the Probe-One or J996 products.

The total 2001 inventory provision for excess and obsolete inventory was $139.7 million and was principally due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. Of the 2001 provision for Semiconductor Test Systems, $86.3 million was related to SOC parts and $32.3 million was for memory product parts and components related to an inventory writedown for the discontinuance of Teradyne’s Flash 750 memory product.

Teradyne currently does not believe there is any material remaining exposure for the other products that Teradyne continues to actively market, although our estimates of future demand may differ from actual demand which may result in additional provisions. As of December 31, 2003 and December 31, 2002, Teradyne had inventory related reserves for amounts which have been written-down or written-off of $191.1 million and $220.8 million, respectively.

Engineering and Development

	2003	2002	2001	2002-2003 Change	2001-2002 Change
	(dollars in millions)
Engineering and Development	$254.6	$293.9	$287.3	$(39.3)	$6.6
Percent of Total Revenue	18.8%	24.0%	20.0%

Throughout the downturn, Teradyne has maintained its commitment to sustained levels of investment in research through continued engineering and development spending. More than two-thirds of Teradyne’s total engineering and development expenses are incurred by the Semiconductor Test Systems segment, where a new test platform requires up to three years for development and costs between $150-$250 million. During the past three years, Semiconductor Test Systems has reduced the number of platforms under major development, which has increased the resources for remaining platforms. The consolidation of multiple product divisions within Semiconductor Test Systems into one group has enabled more leverage and reuse for application specific integrated circuits development and instrumentation. Semiconductor Test Systems has consolidated engineering facilities, outsourced certain software engineering development to a low-cost region and limited the amount of engineering work done by outside consultants in an effort to reduce overall costs.

The reduction in engineering and development expenses from 2002 to 2003 resulted primarily from the exiting of product lines within Semiconductor Test Systems and Assembly Test Systems. The elimination of memory test within the Semiconductor Test Systems segment resulted in a reduction of $13 million and $5 million in engineering expenses from 2001 to 2002 and 2002 to 2003, respectively. As a result of the sale in Assembly Test Systems of its manufacturing software product line and manual x-ray inspection and rework product line as well as the discontinuance of the automated optical inspection products, engineering expenses from 2002 to 2003 decreased by approximately $15 million.

The decrease from 2002 to 2003 in engineering and development spending resulting from the discontinuance of product lines and actions taken to reduce costs consists of the following amounts:

•	$16 million as a result of a workforce reduction, partially offset by a $10 million increase from the elimination of company-wide paycuts and the granting of previously frozen salary increases in the third quarter of 2002;

•	$13 million from a reduction in outsourced contract engineering as a result of the decision to use internal resources;
•	$4 million from a decrease in depreciation as a result of the recent writedown of assets, as well as the trend to rent or lease, rather than purchase, development tools; and
•	$3 million from reduced office and facility costs as a result of recent cost saving actions.

The increase in spending from 2001 to 2002 in engineering and development was primarily due to:

•	$23 million as a result of the additional expense base resulting from Teradyne’s purchase of GenRad in the fourth quarter of 2001; and
•	$6 million from the granting of the prior year’s previously frozen salary increases during the third quarter of 2002.

The additional engineering and development expense in 2001 compared to 2002 was partially offset by actions taken to reduce costs which consist of the following:

•	$16 million as a result of a workforce reduction;
•	$7 million from a reduction in outsourced contract engineering as a result of the decision to use internal resources;
•	$5 million for a reduction in prototype engineering materials; and
•	$2 million from a decrease in depreciation as a result of the writedown of assets.

Selling and Administrative

	2003	2002	2001	2002-2003 Change	2001-2002 Change
	(dollars in millions)
Selling and Administrative	$249.5	$290.4	$270.1	$(40.9)	$20.3
Percent of Total Revenue	18.4%	23.8%	18.7%

The decrease in spending from 2002 to 2003 was principally due to the following approximate amounts:

•	$18 million as a result of a workforce reduction, partially offset by a $3 million increase from the elimination of company-wide paycuts and the granting of previously frozen salary increases;
•	$12 million in reduced utility costs from the consolidation of facilities, lower promotional spending and travel cutbacks;
•	$7 million from a decrease in consulting spending and legal fees; and
•	$4 million in lower depreciation due to the writedown of assets.

The increase in spending from 2001 to 2002 in selling and administrative was principally due to the additional expense base resulting from Teradyne’s purchase of GenRad in the fourth quarter of 2001 with an additional increase coming from the granting of the prior year’s previously frozen salary increases during the third quarter of 2002. The additional selling and administrative expense was partially offset by workforce reductions and other actions taken to reduce costs which consisted of the following:

•	$7 million from a reduction in promotional spending and travel cutbacks.
•	$5 million from a reduction in consulting spending; and

Restructuring and Other Charges

The table below summarizes the liability and activity for the year ended December 31, 2003 relating to restructuring and other charges:

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
2003 provision	29,403	21,367	6,891	12,350	1,273	71,284
Cash payments	—	(21,843)	—	(8,368)	—	(30,211)
Asset writedowns	(29,403)	—	(6,891)	—	—	(36,294)

Balance at December 31, 2003	$—	$7,766	$—	$29,222	$1,273	$38,261

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $7 million against the lease accrual over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13 million as of December 31, 2003. Teradyne has subleased approximately 16% of its unoccupied space as of December 31, 2003 and is actively attempting to sublease the remaining space. Prior to January 1, 2003, Teradyne recorded restructuring charges for its unoccupied facilities leased under operating leases at the time Teradyne committed to the plan to permanently vacate the facilities. The restructuring charges were based on the difference between the remaining contractual lease commitment after the facilities were to be vacated net of Teradyne’s estimated probable sublease income. For actions initiated after January 1, 2003, the restructuring charges were based on the difference between the remaining contractual lease commitment net of Teradyne’s estimated probable sublease income once Teradyne ceased using the facilities.

During the year ended December 31, 2003, Teradyne recorded charges of $29.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$11.2 million for the reduction in the fair value of properties held for sale;
•	$11.2 million related primarily to the sale and leaseback of manufacturing assets; and
•	$7.0 million related primarily to manufacturing assets and equipment.

The charge for reduction in the fair value of the properties held for sale resulted from a deterioration in real estate market conditions. The carrying value of Teradyne’s assets, primarily manufacturing equipment, held for sale was $0.2 million as of December 31, 2003. The carrying value of Teradyne’s assets held for sale was $45.3 million as of December 31, 2002. These assets were included in Property, Plant and Equipment. As of December 31, 2003, all of the properties held for sale had been sold.

Teradyne owns approximately 226,000 square feet of unoccupied space as of December 31, 2003 at its North Reading, MA facility that Teradyne expects to utilize for future expansion. Teradyne has not recorded any impairment charges for this temporarily idle facility.

Teradyne recorded a charge for severance and related benefits during the year ended December 31, 2003 of $21.4 million. There were approximately 890 employees terminated in the year ended December 31, 2003 across all functional groups at Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the fourth quarter of 2004.

During the year ended December 31, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of revenues. In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the year ended December 31, 2003. Teradyne decided to sell the manufacturing software product line and the manual x-ray inspection and rework product line because the product lines were not able to generate sufficient levels of revenue and earnings growth. During the year ended December 31, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after-market product. Autodiagnos was a part of the Diagnostic Solutions segment, which is a supplier of automotive manufacturing and service bay test and diagnostic systems. The Autodiagnos product line was selling to the independent repair market. With changes in legislation and consolidations in the automotive industry it became evident that this may have resulted in Autodiagnos being in direct competition with some of Diagnostic Solution’s major customers. Strategically, Teradyne decided to sell Autodiagnos to negate this conflict and concentrate on its core business.

During the year ended December 31, 2003, Teradyne recorded a charge of $12.4 million consisting primarily of revised estimates of the amount and timing of sublease income on facilities that have been exited prior to the end of the lease term.

During the year ended December 31, 2003, Teradyne recorded a charge of $1.3 million primarily for contractual penalties associated with resizing the Connection Systems business. The accrual for contractual penalties is reflected in other accrued liabilities.

The restructuring actions taken during 2003 are expected to generate cost savings of approximately $86.3 million annually across all areas of operations.

The table below summarizes activity for the year ended December 31, 2002 relating to restructuring and other charges:

	Long-Lived Asset Impairment	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2001	$—	$1,676	8,471	$10,147
2002 provision	76,994	25,751	22,495	125,240
Cash payments	—	(2,187)	(22,724)	(24,911)
Asset writedowns	(76,994)	—	—	(76,994)

Balance at December 31, 2002	$—	$25,240	$8,242	$33,482

During 2002, Teradyne recorded charges of $77.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges included machinery and equipment, facilities held for sale and intangible assets (see “Note L: Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements). All of the machinery and equipment and facilities have been sold or disposed of as of December 31, 2003.

During the year ended December 31, 2002, Teradyne recorded a charge of $25.8 million relating to future lease commitments for vacated manufacturing and administrative space which have been exited prior to the end of the lease term. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012.

Teradyne recorded a charge for severance and related benefits during 2002 of $22.5 million. There were approximately 1,010 employees terminated across all functional groups during 2002. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2004.

The table below summarizes activity for the year ended December 31, 2001, relating to restructuring and other charges:

	Long-Lived Asset Impairment	Facility Related	Severance and Benefits	Total
	(in thousands)
2001 provision	$35,338	$1,676	$37,278	$74,292
Cash payments	—	—	(28,807)	(28,807)
Asset writedowns	(35,338)	—	—	(35,338)

Balance at December 31, 2001	$—	$1,676	$8,471	$10,147

During the year ended December 31, 2001, Teradyne recorded a charge of $35.3 million for impaired long-lived assets, consisting of a held for sale facility, manufacturing assets and equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of a product line.

During the fourth quarter of 2001, Teradyne recorded charges for vacated office space under operating leases of $1.7 million. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities.

Teradyne recorded a charge for severance and related benefits during 2001 of $37.3 million. There were approximately 2,900 employees terminated across all functional groups. As of December 31, 2002, Teradyne had paid all severance benefits relating to the 2001 terminations.

For further details on Teradyne’s restructuring and other charges during 2003, 2002 and 2001 see “Note L: Restructuring and Other Charges,” in the Notes to Consolidated Financial Statements.

Goodwill Impairment

Unless conditions dictate otherwise, Teradyne’s annual impairment test is performed in the fourth quarter of each fiscal year. Teradyne tested both reporting units, Assembly Test Systems and Connection Systems, for impairment during its annual test and concluded that there was no impairment of goodwill in either reporting unit as of December 31, 2003 and 2002.

During the quarter ended September 28, 2003, Teradyne decreased its forecasted revenue, bookings and profit for the fiscal years 2004 through 2006 from the previous quarter’s forecast for the Assembly Test Systems segment and reduced its workforce by 112 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Assembly Test Systems segment as of September 28, 2003. Teradyne concluded that the carrying value of the assets and liabilities associated with the Assembly Test Systems segment did not exceed its fair value and thus no impairment charge was recorded. The fair value of the segment was estimated using the expected present value of future cash flows.

During the quarter ended September 29, 2002, as a result of contraction in the Assembly Test Systems market to its lowest level in a decade as evidenced by various market reports available to Teradyne, Teradyne decreased its forecasted revenue, bookings and profit for fiscal years 2003 through 2005 from the previous quarter’s forecast for the Assembly Test Systems segment and reduced its workforce by 94 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Assembly Test Systems segment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Assembly Test Systems segment exceeded its fair value and recognized a $78.5 million goodwill impairment charge recorded in Goodwill impairment in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Assembly Test Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

Gain on the Sale of a Business

On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a gain of $14.8 million.

Interest Income and Expense

	2003	2002	2001	2002-2003 Change	2001-2002 Change
	(in millions)
Interest income	$14.0	$17.0	$22.7	$(3.0)	$(5.7)
Interest expense	$(20.9)	$(21.8)	$(4.1)	$0.9	$(17.7)

The decrease in interest income from 2002 to 2003 was attributable to lower cash balances and lower interest rates. The decrease in interest income from 2001 to 2002 was attributable to lower interest rates.

The decrease in interest expense from 2002 to 2003 was primarily attributable to the prepayment of Teradyne’s California mortgage in the third quarter of 2003 which reduced interest expense for the fourth quarter of 2003. The increase in interest expense from 2001 to 2002 was primarily attributable to interest expense related to convertible notes which Teradyne issued in the fourth quarter of 2001.

Other Income and Expense, Net

Other income and expense, net for the years ended December 31, 2003, 2002, and 2001 includes the following:

Income/(expense)	2003	2002	2001
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—	—
Other than temporary impairment of investment	(2,592)	—	—
Gain on sale of investment	2,800	—	—
Repayment of loan by divested entity (2)	—	$7,144	—
Other than temporary impairment of common stock investment	—	(3,115)	—
Writedown of investment in an engineering service provider	—	(2,288)	$(1,800)
Fair value adjustment on warrants	138	(2,051)	2,035
Equity investment (3)	—	—	(6,974)

Total	$(2,874)	$(310)	$(6,739)

(1)	Penalties related to prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.

(2)	The loan had previously been valued at zero due to its uncertainty of collection.

(3)	Teradyne’s proportionate share of a loss related to an equity investment in Empirix, Inc. The carrying value of this equity investment was zero at December 31, 2003, 2002 and 2001.

Loss before Income Taxes

	2003	2002	2001	2002-2003 Change	2001-2002 Change
	(in millions)
Semiconductor Test Systems	$(60.1)	$(266.1)	$(248.0)	$206.0	$(18.1)
Connection Systems	(36.0)	(79.6)	(23.0)	43.6	(56.6)
Assembly Test Systems	(72.8)	(200.4)	(41.5)	127.6	(158.9)
Other Test Systems	2.5	1.2	(3.6)	1.3	4.8
Corporate	(19.8)	(16.0)	(10.1)	(3.8)	(5.9)

Total	$(186.2)	$(560.9)	$(326.2)	$374.7	$(234.7)

The decrease in the loss before income taxes from 2002 to 2003 in Semiconductor Test Systems, Connection Systems, and Assembly Test Systems was primarily due to cost reduction actions in the respective segments and market conditions during the year. Other Test Systems income before income taxes increased primarily due to increased revenues from 2002 to 2003.

The increase in the loss before income taxes from 2001 to 2002 in Semiconductor Test Systems, Connection Systems and Assembly Test Systems was due to decreased sales in Semiconductor Test Systems and Connection Systems, and goodwill and intangible asset impairments in Assembly Test Systems and the declining market conditions. Other Test Systems income before income taxes increased due to the addition of Diagnostic Solutions in the fourth quarter of 2001 as part of the GenRad acquisition.

Income Taxes

For the year ended December 31, 2003, tax expense relates primarily to a tax provision for foreign taxes. Teradyne did not record an income tax benefit against the loss incurred in 2003. Until sufficient positive evidence exists, including an appropriate level of profitability, Teradyne will not record tax benefits on operating losses in future results of operations.

For the year ended December 31, 2002, Teradyne recorded a tax provision of $157.5 million resulting in a tax rate of 28%. The tax rate of 28% is primarily due to the recording of a provision for income taxes to establish a valuation allowance against net deferred tax assets. In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a valuation allowance against its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The evidence that Teradyne reviewed during the fourth quarter of 2002 included actual revenues and net loss for the fiscal year 2002 compared to earlier Teradyne forecasts, the inability to get to break-even during 2002 despite implementing several restructuring programs, and a reduction in revenues and an increase in the loss forecasted for the fiscal year 2003. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized.

The effective tax rate benefit for the year ended 2001 was 38%. Teradyne’s effective tax rate for the year ended December 31, 2001 primarily reflects the U.S. statutory income tax rate, the net effect of state taxes and the effect of tax benefits from its Ireland manufacturing operations. Tax exemptions relating to Ireland operations are effective through 2010.

Contractual Obligations

The following table reflects Teradyne’s contractual obligations as of December 31, 2003:

	Purchase Obligations	Non-cancelable Lease Commitments*	Interest on Debt**	Convertible Senior Notes	Pension Funding†	Notes Payable	Other Debt	Total
		(in thousands)
2004	$158,800	$19,472	$15,200		$25,000	$7,272	$310	$226,054
2005		17,009	15,194				310	32,513
2006		12,629	15,189	$400,000			310	428,128
2007		10,142	183				310	10,635
2008		6,092	178				310	6,580
Beyond 2008		16,231	695				6,418	23,344

Total	$158,800	$81,575	$46,639	$400,000	$25,000	$7,272	$7,968	$727,254

*	Minimum payments have not been reduced by minimum sublease income of $2.5 million due in the future under non-cancelable subleases.
**	Includes interest on convertible notes.
†	Pension funding requirements are not known beyond 2004.

Liquidity and Capital Resources

Teradyne’s cash, cash equivalents and marketable securities balance increased $44.9 million in 2003 from 2002, to $586.0 million. Teradyne’s cash, cash equivalents and marketable securities balance decreased $45.1 million in 2002 from 2001, to $541.1 million and increased $121.8 million in 2001 from 2000, to $586.2 million. Cash activity for 2003, 2002 and 2001 was as follows:

	2003	2002	2001	2002-2003 Change	2001-2002 Change
Cash provided by (used for) operating activities:
Cash provided by (used for) net loss, adjusted for non cash items:	$15.3	$(207.4)	$57.8	$222.7	$(265.2)
Change in operating assets and liabilities, net of product lines and businesses sold and acquired	18.9	203.1	(136.8)	(184.2)	339.9

Total cash provided by (used for) operating activities	34.2	(4.3)	(79.0)	38.5	74.7
Cash used for investing activities	(114.4)	(102.2)	(247.3)	(12.2)	145.1
Cash provided by financing activities	57.1	40.4	401.5	16.7	(361.1)

Total	$(23.1)	$(66.1)	$75.2	$43.0	$(141.3)

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired provided cash of $18.9 million in 2003 as inventory balances decreased $56.3 million across each of Teradyne’s segments, although primarily in the Semiconductor Test Systems segment, and accounts payable, deferred revenue and accruals increased by $24.0 million due to the increase in business in the fourth quarter of 2003, which is partially offset by a contribution to Teradyne’s U.S. Qualified Pension Plan of approximately $10 million. The inventory and accounts payable, deferred revenue and accrual balances were partially offset by an increase of $58.3 million in the accounts receivable balances primarily due to an increase in days sales outstanding, based on annualized fourth quarter net revenues, from 47.8 days in 2002 to 58.6 days in 2003. Teradyne plans to contribute $25 million to its U.S. Qualified Pension Plan in 2004. Changes in operating assets and liabilities provided cash of $203.1 million in 2002 primarily due to a decrease in inventory balances of $93.7 million across all segments and the receipt of a tax refund of $85.2 million in March of 2002. Changes in operating assets and liabilities used cash of $136.8 million in 2001 as accounts payable, deferred revenue and accruals balances decreased as purchases slowed but were offset by decreases in accounts receivable and inventory due to market conditions.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from the sale of businesses, proceeds for asset disposals, proceeds from the sale of product lines, cash acquired in business acquisitions, cash paid for assets and purchases of capital assets. Capital expenditures increased by $4.8 million in 2003 compared to 2002. All operating segments increased capital expenditures, except the Connection Systems segment which decreased capital expenditures by $9.2 million in 2003 compared to 2002. The increase in capital expenditures in the other segments was driven by an increase in equipment manufactured by Teradyne. Capital expenditures were $81.2 million in 2003, $76.4 million in 2002, and $241.4 million in 2001.

Financing activities include the issuance of convertible notes, mortgage borrowings, sales of Teradyne’s common stock, as well as repayments of debt. During 2003, repayments of long-term debt used cash of $43.4 million as Teradyne prepaid its mortgage on its California properties in the third quarter of 2003. In 2001, Teradyne assumed debt of $89.7 million from the GenRad acquisition which Teradyne repaid on October 26, 2001. During 2003, 2002 and 2001, issuances of common stock under stock option and stock purchase plans generated $100.5 million, $41.2 million, and $58.5 million, respectively.

On October 24, 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the “Notes”) in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately

$26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. Teradyne began making annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne’s existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash. On February 8, 2002, the Securities and Exchange Commission declared effective a Registration Statement on Form S-3 covering both the Notes and the shares of common stock into which they can be converted.

On or after October 18, 2004, Teradyne may redeem the Notes in whole or in part at the prices set forth below. The redemption price, expressed as a percentage of principal amount, is as follows for the designated periods:

Period	Redemption Price
Beginning on October 18, 2004 and ending on October 14, 2005	101.50%
Beginning on October 15, 2005 and ending on October 14, 2006	100.75%

and thereafter equal to 100% of the principal amount. Presently, it is management’s intent to convert a portion of the Notes into equity at or around October 18, 2004, if Teradyne’s stock price is greater than the conversion price of approximately $26.00 per share, to avoid the continuation of the annual interest payment of $15 million. However, there can be no assurance that even if Teradyne’s stock price is above the conversion price upon the notice of redemption that the Notes will convert into equity as Teradyne’s stock price may drop between the redemption notification date and the actual redemption date. If this were to occur, Teradyne would be forced to redeem the portion of the Notes called into cash. There are a number of factors that will affect the timing and amount that management may elect to redeem including Teradyne’s stock price, Teradyne’s available cash and marketable securities and Teradyne’s anticipated future liquidity needs.

On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan on its California properties maturing on January 1, 2007 (the “Mortgage”). Teradyne prepaid the Mortgage in the third quarter of 2003. Prior to the prepayment, principal payments were made according to a twenty-year amortization schedule through December 2006, with the remaining principal due on January 1, 2007.

On October 26, 2001, Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software, and diagnostic solutions. GenRad’s business has been made part of the Assembly Test Systems operating segment excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems operating segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. The total number of Teradyne shares exchanged for the shares of GenRad, based on the shares of GenRad outstanding as of the closing, was approximately 5.0 million.

Teradyne believes its cash, cash equivalents and marketable securities balance of $586.0 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Teradyne plans to contribute approximately $25 million in 2004 to Teradyne’s U.S. Qualified Pension Plan which is currently under-funded. Inflation has not had a significant long-term impact on earnings.

Retirement Plans

Teradyne’s pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non-U.S. subsidiaries and a Supplemental Executive Defined Benefit plan, was approximately $14.2 million for the year ended December 31, 2003, which was 0.93% of Teradyne’s total operating expenses. The largest portion of Teradyne’s 2003 pension expense was $8.2 million for its U.S. Qualified Pension Plan, which is calculated based upon a number of actuarial assumptions, including an expected return on plan assets for Teradyne’s U.S. Qualified Pension Plan assets of 8%. In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Teradyne also considered its historical 15-year compounded return of 8% for the period ending December 31, 2002, which has been in excess of the broad equity and bond benchmark indices. Based on these historical returns, Teradyne believes that 8% was an appropriate rate to use for fiscal 2003.

The current asset allocation for Teradyne’s U.S. Qualified Pension Plan is 47% invested in equity securities and 53% invested in fixed income securities. Teradyne’s actual asset allocation as of December 31, 2003 was virtually identical to its asset allocation model. Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances Teradyne’s investments to Teradyne’s targeted allocation when considered appropriate. Teradyne will continue to evaluate its expected return on plan assets at least annually, and will adjust these returns as necessary.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2003 in the U.S. Qualified Pension Plan Teradyne had cumulative losses of approximately $17.0 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Salomon Brothers Pension Liability Index, which was at 6.00% at December 31, 2003, down from 6.05% at December 31, 2002. As a result, Teradyne selected 6% for its December 31, 2003 discount rate, which was the same as from December 31, 2002. Each year Teradyne considers the Salomon Brothers Pension Liability Index, along with other indices including the Moody’s AA rated corporate bond yield and the Salomon Brothers 10+ Year AAA/AA rate. Teradyne estimates that its pension expense for the U.S. Qualified Pension Plan will be approximately $6.3 million, $6.6 million and $6.5 million in fiscal 2004, 2005, and 2006, respectively. The pension expense estimates are based on a 6% discount rate. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in Teradyne’s pension plans.

Teradyne performed a sensitivity analysis, which expresses the estimated U.S. Qualified Pension Plan pension expense that would have resulted for the year ended December 31, 2003, if Teradyne changed either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	5%	6%	7%
	(in millions)
7%	$12.7	$9.6	$6.9
8%	11.4	8.2	5.6
9%	10.1	6.9	4.3

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. The value of Teradyne’s U.S. Qualified Pension Plan assets has increased from $98.2 million at December 31, 2002 to $121.6 million at December 31, 2003. The investment performance returns and Teradyne contributions have decreased the deficit of Teradyne’s U.S. Qualified Pension Plan, net of benefit obligations, from $93.4 million at December 31, 2002 to $70.9 million at December 31, 2003. During 2003, Teradyne contributed $10 million to the U.S. Qualified Pension Plan. Teradyne plans to contribute approximately $25 million in 2004 to this plan in order to meet the ERISA minimum funding requirements.

Employee Stock Options

Teradyne’s equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Teradyne considers its equity compensation program critical to Teradyne’s operation and productivity. Approximately 83% of Teradyne’s employees participate in its equity compensation program. Of the stock options Teradyne granted in 2003, 88% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the years 2003, 2002 and 2001 follows:

	2003	2002	2001
	(in thousands)
Outstanding at January 1	33,421	29,750	22,745
Options granted	6,659	7,205	10,289
Options exercised	(7,115)	(1,152)	(2,766)
Options canceled	(3,042)	(2,382)	(518)

Outstanding at December 31	29,923	33,421	29,750

Exercisable at December 31	16,949	19,296	13,545

Available for grant at January 1	25,018	29,841	4,612
Grants	(6,659)	(7,205)	(10,289)
Cancellations	3,042	2,382	518
Additional shares reserved	—	—	35,000

Available for grant at December 31	21,401	25,018	29,841

Employee and Executive Option Grants

	Year Ended December 31,
	2003	2002	2001
Net grants during the period as a percentage of outstanding shares at the end of such period	1.88%	2.63%	5.39%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.42%	0.44%	0.63%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	12.28%	11.42%	11.18%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	11.54%	10.33%	8.88%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers.

Summary of in-the-money and out-of the-money option information at December 31, 2003:

	Exercisable		Unexercisable		Total
December 31, 2003	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(shares in thousands)
In-the-Money	7,721	$19.05	11,331	$15.84	19,052	$17.14
Out-of-the-Money(1)	9,228	33.75	1,643	32.59	10,871	33.58

Total Options Outstanding	16,949	$27.06	12,974	$17.96	29,923	$23.11

(1)	Out-of-the-money options are those options with an exercise price equal to or above $25.45, the closing price of Teradyne’s common stock as of December 31, 2003.

Executive Options

Options granted to Named Executive Officers as of December 31, 2003:

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	300,000	4.55%	$11.66	4/28/10	$1,424,037	$3,318,612
Gregory R. Beecher	100,000	1.52	11.66	4/28/10	474,679	1,106,204
Michael A. Bradley	115,000	1.74	11.66	4/28/10	545,881	1,272,135
John M. Casey	80,000	1.21	11.66	4/28/10	379,743	884,963
Edward Rogas, Jr.	115,000	1.74	11.66	4/28/10	545,881	1,272,135
Richard E. Schneider	100,000	1.52	11.66	4/28/10	474,679	1,106,204

(1)	Based on a total of 6,590,724 shares subject to options granted during the year ended December 31, 2003 to employees under Teradyne’s option plans.

(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of Teradyne’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect Teradyne’s estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of Teradyne’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers as of December 31, 2003:

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Values of Unexercised In-the Money Options at December 31, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	310,000	$2,017,514	767,569	690,000	$3,156,137	$5,649,600
Gregory R. Beecher	0	—	138,461	217,500	654,492	1,636,850
Michael A. Bradley	170,000	1,129,266	254,381	222,000	949,844	1,991,340
John M. Casey	102,000	655,669	186,571	149,500	621,384	1,358,750
Edward Rogas, Jr.	190,000	1,261,604	259,381	222,000	949,844	1,991,340
Richard E. Schneider	36,000	244,649	166,161	179,800	779,562	1,701,280

(1)	Option values based on stock price of $25.45, the closing price of Teradyne’s common stock as of December 31, 2003.

Equity Compensation Plans

In addition to Teradyne’s 1996 Employee Stock Purchase Plan discussed in “Note P: Stock Based Compensation,” Teradyne maintains three equity compensation plans under which its equity securities are authorized for issuance to Teradyne’s employees, directors and/or consultants:

1)	1991 Employee Stock Option Plan;

2)	1997 Employee Stock Option Plan; and

3)	1996 Non-Employee Director Stock Option Plan.

The purpose of these plans is to promote the interests of Teradyne by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of Teradyne. Except for the 1997 Employee Stock Option Plan, each of the foregoing plans was approved by Teradyne’s shareholders.

The following table presents information about these plans as of December 31, 2003:

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
	(shares in thousands)
Stock option plans approved by shareholders	5,411	$23.59	2,891
Stock option plans not approved by shareholders(1)	24,157	22.28	18,510

Total	29,568	$22.52	21,401

(1)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2003, there were outstanding options exercisable for an aggregate of 355 shares of Teradyne common stock pursuant to the GenRad Plans, with a weighted average exercise price of $72.32 per share.

1991 Employee Stock Option Plan (the “1991 Plan”)

Under the 1991 Plan, Teradyne is authorized to issue options which qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (“ISOs”) and non-qualified stock options (“NQOs”), up to a maximum of 30,000,000 shares of Teradyne common stock. ISOs may be granted only to employees of Teradyne and its subsidiaries and NQOs may be granted to employees, consultants and directors who are also employees of Teradyne. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant, and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 200,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted options to purchase, in the aggregate, more than 300,000 shares of common stock under the 1991 Plan during any fiscal year. Teradyne’s Compensation Committee administers the 1991 Plan and specifies at the time of grant of an option whether such option will be an ISO or NQO, the number of shares subject to the option, its exercise price and other pertinent terms, including vesting provisions. Generally, the term of each option may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee’s option may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1991 Plan is a fixed accounting plan which expires in 2011.

The 1997 Employee Stock Option Plan (the “1997 Plan”)

Under the 1997 Plan, Teradyne is authorized to issue ISOs to employees of Teradyne and its subsidiaries, and NQOs, stock awards and authorizations to purchase Teradyne common stock to employees, consultants or directors (provided that no options may be granted to non-employee directors) up to a maximum of 53,000,000 shares. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 400,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted an option to acquire more than 4,000,000 shares of common stock under the 1997 Plan during any fiscal year. Teradyne’s Compensation Committee administers the 1997 Plan and specifies at the time of grant of an award, the pertinent terms of such award, including, if such award is an option, whether such option will be an ISO or NQO, the number of shares subject to the award, its exercise price and vesting provisions. Generally, the term of each award may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee’s award may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1997 Plan is a fixed accounting plan which expires in 2007.

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

1996 Non-Employee Director Stock Option Plan (the “1996 Plan”)

Each non-employee director of Teradyne is entitled to participate in the 1996 Plan. Under the 1996 Plan, Teradyne is authorized to issue options to purchase up to a maximum of 1,600,000 shares of common stock. The 1996 Plan provides for the automatic grant (i) of an option to purchase 25,000 shares of Teradyne common stock to each non-employee director who becomes a member of the Board of Directors on or after August 26, 1999, (ii) on February 5, 2001, of an option to purchase 6,750 shares of Teradyne common stock to each person who was a non-employee director on February 7, 2000, (iii) on February 5, 2001, of an option to purchase 15,750 shares of Teradyne common stock to each non-employee who became a new member of the Board during February 2000, and (iv) of an option to purchase 15,000 shares of Teradyne common stock to each person who is a non-employee director on the first Monday in February in each year beginning on February 5, 2001 and continuing throughout the term of the Plan. The 1996 Plan was amended in 2003 to increase the automatic grants to (a) new non-employee directors from 22,500 to 25,000 shares and (b) existing non-employee directors from 11,250 to 15,000 shares of Teradyne common stock. No other options shall be granted under the terms of the 1996 Plan. Options granted under the 1996 Plan must be NQOs, shall be granted at 100% of the fair market value of the common stock on the date of grant. Options granted under the 1996 Plan prior to January 2002 expire five years following the date of grant and options granted thereafter expire seven years following the date of grant. Options granted under the 1996 Plan prior to February 5, 2001 become exercisable at the rate of 25% per year and options granted on or after February 5, 2001 are immediately exercisable. Teradyne’s Compensation Committee administers the 1996 Plan. Generally, if an optionee ceases to be a director of Teradyne other than by reason of death, no further installments of his or her options become exercisable and the options terminate after three months. However, under certain circumstances, unless a board member becomes a director of a competitor of Teradyne, if the board member goes into government service or retires from the Board of Directors, such option may be exercised within its original terms. The 1996 Plan is a fixed accounting plan which expires in 2006.

Recently Issued Accounting Pronouncements

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 (“SAB 104”), “Revenue Recognition.” The purpose of SAB 104 is to rescind the accounting guidance given in SAB 101, “Revenue Recognition in Financial Statements,” related to multiple element arrangements, which was superceded as a result of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

The adoption of SAB 104 did not have a material impact on Teradyne’s financial position or results of operations.

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

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Teradyne’s financial position or results of operations.

In July 2002, FASB issued Statement of Financial Accounting Standards 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on Teradyne’s financial position or results of operations.

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

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46R, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and the first quarter of fiscal 2004 for variable interest entities created before February 1, 2003. Teradyne does not have any variable interest entities. The adoption of FIN 46 did not have a material impact on Teradyne’s financial position or results of operations.

Certain Factors That May Affect Future Results

From time to time, information provided by Teradyne, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-K) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for Teradyne’s business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for Teradyne’s products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause Teradyne’s actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in Teradyne’s filings with the Securities and Exchange Commission.

Teradyne’s Business Is Impacted by the Slowdown in Economies Worldwide.

Teradyne’s business has been negatively impacted by the slowdown in the global economies that began in the second half of 2000. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investments and may cause a further reduction of such investments. These reductions have been particularly severe in the electronics and semiconductor industry which Teradyne serves and have contributed to Teradyne incurring losses. Teradyne cannot predict if or when the growth rate of worldwide economies will rebound, or whether the growth rate of its business will rebound when the worldwide economies begin to grow.

Current Geopolitical Turmoil and the Continuing Threat of Domestic and International Terrorist Attacks May Adversely Impact Teradyne’s Revenues.

International turmoil, exacerbated by the war in Iraq and tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect Teradyne’s ability to generate revenue on a predictable basis. In addition, terrorist attacks internationally and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As Teradyne sells and manufacturers products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at those locations which could increase Teradyne’s operating costs and which may adversely affect Teradyne’s business. These conditions make it difficult for Teradyne, and its customers, to accurately forecast and plan future business activities and could have a material adverse effect on Teradyne’s business, financial condition and results of operations.

Teradyne’s Business is Dependent on the Current and Anticipated Market for Electronics.

Teradyne’s business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The current and anticipated market demand for electronics has been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities begun in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by Teradyne. Teradyne believes that the markets for newer generations of electronic products such as those that Teradyne manufactures and markets will also be subject to similar fluctuations. Teradyne is dependent on the timing of customer orders and the deferral or cancellation of previous customer orders could have an adverse effect on its results of operations. Teradyne cannot assure that any increase in revenues or new orders for a calendar year will be sustained in subsequent years. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect Teradyne’s business, financial condition and operating results.

Teradyne Has Taken Measures to Address the Past Slowdown in the Market for Its Products Which Could Have Long-term Negative Effects on Teradyne’s Business.

Teradyne has taken measures to address the slowdown in the market for its products. In particular, Teradyne has reduced its workforce, closed and/or sold facilities, discontinued certain of its product lines, implemented material cost reduction programs and reduced its planned capital expenditures and expense budgets. These measures have reduced expenses in the face of decreased revenues due to decreased or cancelled customer orders. However, each measure Teradyne has taken to contain expenditures could have long-term negative effects on Teradyne’s business by reducing its pool of technical talent, decreasing or slowing improvements in its products, increasing Teradyne’s debt, and making it more difficult for Teradyne to respond to customers or competitors, as the market and customer orders turn around.

Teradyne May Not Be Able to Adequately Address a Rapid Increase in Customer Demand

Because Teradyne took measures during the past three years to scale back operations and reduce expenses in response to decreased customer demand for products and services, and because visibility into Teradyne’s market is limited, Teradyne may not be able to satisfy a rapid increase in customer demand, as the market turns around. Teradyne’s ability to meet increases in customer demand is, to a certain extent, dependant upon the ability of its suppliers and contractors to meet increased product or delivery requirements, which Teradyne has little or no control over.

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

For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending in Federal District Court, San Diego, California, by the former owners of those companies naming as defendants Teradyne and two of its executive officers. This case is further described in “Part I, Item 3: Legal Proceedings” in this Form 10-K.

Additionally, in 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. This case is further described in “Part I, Environmental Affairs” in this Form 10-K.

In addition to the foregoing, any acquired business could significantly underperform relative to Teradyne’s expectations.

Teradyne Currently Faces, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne is currently preparing its response to the lead plaintiffs objection. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on Teradyne’s financial position or results of operations.

Teradyne’s Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Its Ability to Manage and Maintain Its Business.

Since Teradyne’s inception, it has divested itself of certain lines of business. In the future, Teradyne may undertake additional divestitures. Such past or future divestitures could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;
•	disruptions and other effects caused by the divestiture of a line of business on Teradyne’s culture, product and service delivery methodology and other standards, controls, procedures and policies;
•	customer satisfaction problems caused by the loss of a divested line of business;
•	restructuring, inventory and other charges which may affect Teradyne’s results of operations; and
•	the decreased diversification of Teradyne’s product lines caused by the divestiture of a line of business which may make Teradyne’s operating results subject to increased market fluctuations.

If Teradyne Is Unable to Protect Its Intellectual Property, Teradyne May Lose a Valuable Asset or May Incur Costly Litigation to Protect Its Rights.

Teradyne’s products incorporate technology that it protects in several ways, including patents, copyrights and trade secrets (“IP”). While Teradyne believes that its IP has value in the aggregate, no single element of its IP is in itself essential. If a significant portion of Teradyne’s IP is invalidated or ineffective, Teradyne’s business could be materially adversely affected. In addition, Teradyne receives notifications from time to time that it may be in violation of patents held by others. An assertion of patent infringement against Teradyne, if successful, could have a material adverse effect on its ability to sell its products, or could require a lengthy and expensive defense which could adversely affect its operating results.

If Teradyne Fails to Develop New Technologies to Adapt to Its Customers’ Needs and if Its Customers Fail to Accept Its New Products, Teradyne’s Revenues Will Be Adversely Affected.

Teradyne believes that its technological position depends primarily on the technical competence and creative ability of its engineers. Teradyne’s development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to Teradyne’s success. Successful product development and introduction depends upon a number of factors, including:

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

Teradyne Is Subject to Risks of Operating Internationally.

Teradyne derives a significant portion of its total revenue from customers outside the United States. The table set out below summarizes total Teradyne revenue earned within the United States (“US”) and outside the US (“Non-US”) for the last three fiscal years:

	For the year ended December 31:
	2003		2002		2001
	(dollars in millions)
US	$503.8	37%	$561.1	46%	$733.6	51%
Non-US	$849.1	63%	$661.1	54%	$707.0	49%

Teradyne’s international revenues and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;
•	changes in tariffs and exchange rates;
•	social, political and economic instability, acts of terrorism and international conflicts;
•	difficulties in accounts receivable collection;
•	cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;
•	potentially adverse tax consequences; and
•	compliance with customs regulations.

In addition, an increasing portion of Teradyne’s products are sourced or manufactured in foreign locations, including China, and a large portion of the devices Teradyne’s products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, Teradyne is subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact Teradyne’s ability to fill customer orders and potentially result in lost business.

Teradyne’s Business May Suffer if it is Unable to Attract and Retain Key Employees.

Competition for employees with skills required by Teradyne is intense in the high technology industry. Teradyne’s success will depend on its ability to attract and retain key technical employees. The loss of one or more key or other employees, Teradyne’s inability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on Teradyne’s business, results of operations or financial condition.

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

In addition, Teradyne is dependent on the financial strength of its suppliers. For example, on September 24, 2003, a supplier of Teradyne filed a petition for Chapter 11 bankruptcy. While the loss of this supplier has not had a material adverse effect on Teradyne’s business, results of operations or financial condition, there can be no assurance that the loss of other Teradyne suppliers either as a result of bankruptcy or otherwise will not have a material adverse effect on Teradyne’s business, results of operations or financial condition.

Teradyne May Incur Significant Liabilities if It Fails to Comply With Environmental Regulations.

Teradyne is subject to environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in its manufacturing processes. If Teradyne fails to comply with present and future regulations, or is required to perform site remediation, Teradyne could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict Teradyne’s ability to expand its facilities;
•	require Teradyne to acquire costly equipment; or
•	require Teradyne to incur other significant costs and expenses.

Pursuant to present regulations and agreements, Teradyne is conducting groundwater and subsurface assessment and monitoring and is implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2003, Teradyne has not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

Teradyne Has Substantially Increased Its Indebtedness.

On October 24, 2001, Teradyne completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due 2006 and received net proceeds of $389 million. As a result, Teradyne has incurred approximately $400 million principal amount of additional indebtedness, substantially increasing its ratio of debt to total capitalization. The level of Teradyne’s indebtedness, among other things, could:

•	make it difficult for Teradyne to make payments on its debt and other obligations;
•	make it difficult for Teradyne to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;
•	require the dedication of a substantial portion of any cash flow from operations to service indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;
•	limit Teradyne’s flexibility in planning for, or reacting to changes in, its business and the industries in which Teradyne competes;
•	place Teradyne at a competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and
•	make Teradyne more vulnerable in the event of a downturn in its business.

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

Teradyne May Not Be Able to Pay Its Debt and Other Obligations.

If Teradyne’s cash flow is inadequate to meet its obligations, Teradyne could face substantial liquidity problems. If Teradyne sustains continued losses or is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or certain of its other obligations, Teradyne would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness Teradyne may incur. Any such default could have a material adverse effect on Teradyne’s business, prospects, financial position and operating results. In addition, Teradyne cannot assure that it would be able to repay amounts due in respect of the Notes payment if those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, Teradyne cannot assure that it will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity.

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

There has been an increasing public debate about the proper accounting treatment for employee stock options. Teradyne currently discloses pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net loss and net loss per share in a footnote to the consolidated financial statements. If future laws and regulations require Teradyne to record the fair value of all stock options as compensation expense in its consolidated statement of operations, its reported operating results will be adversely affected. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on Teradyne’s net loss and net loss per share if it had been in effect during the year ended December 31, 2003. Included in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are additional stock-based compensation disclosures.

Provisions of Teradyne’s Charter and By-Laws and Massachusetts Law Make a Takeover of Teradyne More Difficult.

Teradyne’s basic corporate documents, its stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in the control of Teradyne, even if a change of control might be regarded as beneficial to some or all of Teradyne’s stockholders.

Teradyne’s Operating Results Are Likely to Fluctuate Significantly.

Teradyne’s annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability. With respect to the operating results for the year ending December 31, 2003, the following factors materially and adversely affected revenues and profitability:

•	competitive pressures on selling prices;
•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products; and
•	impairment charges for certain long-lived assets;

The above factors, in conjunction with the additional factors set out below are expected to impact future operations:

•	Teradyne’s ability to introduce and the market acceptance of new products planned for 2004 and beyond;
•	changes in product revenue mix resulting from changes in customer demand;
•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;
•	engineering and development investments relating to the new product introductions in 2004, new product introductions planned for 2005 and the expansion of manufacturing and engineering operations in Asia; and
•	ability of Teradyne’s suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for Teradyne products, especially if product demand increases rapidly.

In particular, due to Teradyne’s introduction of a number of new, complex test systems in 2003 and the planned introduction of other systems in 2004, there can be no assurance that Teradyne will not experience delays in shipment of its products or that its products will achieve customer acceptance.

As a result of the foregoing and other factors, Teradyne has and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect its business, financial condition, operating results and stock price.

Teradyne’s Investor Confidence and Share Value May Be Adversely Impacted if Teradyne’s independent auditors are unable to provide Teradyne with the attestation of the adequacy of Teradyne’s internal controls over financial reporting as of December 31, 2004, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on Teradyne’s internal controls over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of Teradyne’s internal controls over financial reporting. In addition, Teradyne’s independent auditors must attest to and report on management’s assessment of the effectiveness of Teradyne’s internal controls over financial reporting. This requirement will first apply to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2004. Although Teradyne intends to diligently and vigorously review its internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, if Teradyne’s independent auditors are not satisfied with Teradyne’s internal controls over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if the independent auditors interpret the requirements, rules and/or regulations differently from Teradyne, then they may decline to attest to management’s assessment or may issue a report that is qualified. This could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of Teradyne’s financial statements, which ultimately could negatively impact the market price of Teradyne’s shares.

Item 7a:    Quantitative and Qualitative Disclosures About Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash investments, forward currency contracts and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers’ financial condition and does not require collateral to secure accounts receivable.

Exchange Rate Risk Management

Teradyne regularly enters into forward contracts in European and Japanese currencies to hedge its overseas net monetary position. Forward currency contracts generally have maturities of less than one year. These contracts are used to reduce Teradyne’s risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Teradyne does not engage in currency speculation.

At December 31, 2003 and 2002, the face amount of outstanding forward currency contracts to buy U.S. dollars to hedge those currency exposures associated with certain assets and liabilities denominated in non-functional currencies was $5.9 million and $11.9 million, respectively. A 10% fluctuation in exchange rates for 2003 and 2002 currencies would change the fair value by approximately $0.8 million and $1.2 million, respectively. However, since these contracts hedge non-U.S. currency assets and liabilities, any change in the fair value of the contracts would be offset by opposite changes in the underlying value of these assets and liabilities being hedged. The hypothetical movement was estimated by calculating the fair value of the forward currency contracts at December 31, 2003 and 2002 and comparing that with those calculated using hypothetical forward currency exchange rates.

Interest Rate Risk Management

Teradyne is exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities. Debt with interest rate risk includes the fixed rate convertible debt and mortgages.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the Notes were “out-of- the-money” at year end, they were treated as a fixed rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. On this basis, the potential loss on the fair value of debt was not material at December 31, 2003, and was $9.4 million at December 31, 2002. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On this basis, the potential change in fair value from changes in interest rates is $2.3 million and $2.5 million as of December 31, 2003 and 2002, respectively.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To	the Directors and Shareholders of Teradyne, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note I to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

January 13, 2004, except for

Note J as to which the

date is February 9, 2004

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(in thousands, except for share information)
ASSETS
Current assets:
Cash and cash equivalents	$228,444	$251,521
Marketable securities	60,974	73,833
Accounts receivable, less allowance for doubtful accounts of $5,968 and $5,749 in 2003 and 2002, respectively	229,532	174,838
Inventories
Parts	109,538	165,149
Assemblies in process	105,396	106,156
Finished goods	—	8,245

	214,934	279,550
Prepayments and other current assets	35,393	29,531

Total current assets	769,277	809,273
Property, plant and equipment:
Land	50,503	73,394
Buildings and improvements	328,468	353,641
Machinery and equipment	894,924	952,830
Construction in progress	31,359	40,615

Total	1,305,254	1,420,480

Less: Accumulated depreciation	(760,885)	(735,214)

Net property, plant and equipment	544,369	685,266
Marketable securities	296,618	215,703
Goodwill	118,203	118,203
Intangible and other assets	56,895	71,705

Total assets	$1,785,362	$1,900,150

LIABILITIES
Current liabilities:
Notes payable—banks	$7,272	$6,704
Current portion of long-term debt	310	1,365
Accounts payable	74,097	63,328
Accrued employees’ compensation and withholdings	91,244	96,848
Deferred revenue and customer advances	25,391	27,615
Other accrued liabilities	75,125	73,918
Accrued income taxes	7,376	9,587

Total current liabilities	280,815	279,365
Pension liability	93,878	101,475
Long-term other accrued liabilities	53,441	40,276
Convertible senior notes	400,000	400,000
Other long-term debt	7,658	50,561

Total liabilities	835,792	871,677

Commitments and contingencies (Note J)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 218,628 and 209,851 shares issued in 2003 and 2002, respectively and 191,973 and 183,196 shares outstanding in 2003 and 2002, respectively	27,329	26,231
Additional paid-in capital	1,294,661	1,195,246
Treasury stock, at cost, 26,655 shares in 2003 and 2002	(557,057)	(557,057)
Accumulated other comprehensive loss	(51,846)	(66,423)
Retained earnings	236,483	430,476

Total shareholders’ equity	949,570	1,028,473

Total liabilities and shareholders’ equity	$1,785,362	$1,900,150

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net revenue:
Products	$1,115,888	$992,127	$1,233,728
Services	236,979	230,109	206,853

Total net revenue	1,352,867	1,222,236	1,440,581
Expenses:
Cost of products	798,748	829,172	1,016,236
Cost of services	155,220	160,395	145,496

Total cost of revenue	953,968	989,567	1,161,732
Engineering and development	254,600	293,922	287,318
Selling and administrative	249,464	290,376	270,084
Restructuring and other charges	71,284	125,240	74,292
Goodwill impairment	—	78,936	—
Gain on sale of a business	—	—	(14,779)

	1,529,316	1,778,041	1,778,647

Loss from operations	(176,449)	(555,805)	(338,066)
Interest income	14,013	16,953	22,743
Interest expense	(20,883)	(21,783)	(4,091)
Other income and expense, net	(2,874)	(310)	(6,739)

Loss before income taxes	(186,193)	(560,945)	(326,153)
Provision for (benefit from) income taxes	7,800	157,524	(123,938)

Net loss	$(193,993)	$(718,469)	$(202,215)

Net loss per common share—basic and diluted	$(1.03)	$(3.93)	$(1.15)

Shares used in net loss per common share—basic and diluted	187,845	182,861	175,828

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Shares		Common Stock Par Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Issued	Reacquired
	(in thousands)
Balance, December 31, 2000	199,214	26,655	$24,902	$887,966	$(557,057)	$0	$1,351,160	$1,706,971
Issuance of stock to employees under benefit plans	3,609		451	58,092				58,543
Tax benefit from stock options				23,319				23,319
Shares issued to effect acquisition	4,951		619	184,889				185,508
Comprehensive loss:
Net loss							(202,215)	(202,215)	$(202,215)
Unrealized gains on investments, net of tax of $2,168						3,546		3,546	3,546
Additional minimum pension liability, net of tax of $6,918						(11,288)		(11,288)	(11,288)

Total comprehensive loss									$(209,957)

Balance, December 31, 2001	207,774	26,655	$25,972	$1,154,266	$(557,057)	$(7,742)	$1,148,945	$1,764,384
Issuance of stock to employees under benefit plans	2,077		259	40,980				41,239
Comprehensive loss:
Net loss							(718,469)	(718,469)	$(718,469)
Foreign currency translation adjustment						(104)		(104)	(104)
Reclassification adjustment for loss on marketable securities included in net loss net of applicable tax of $0						942		942	942
Unrealized gains on investments, net of applicable tax of $0						829		829	829
Additional minimum pension liability, net of applicable tax of $0						(60,348)		(60,348)	(60,348)

Total comprehensive loss									$(777,150)

Balance, December 31, 2002	209,851	26,655	$26,231	$1,195,246	$(557,057)	$(66,423)	$430,476	$1,028,473
Issuance of stock to employees under benefit plans	8,777		1,098	99,415				100,513
Comprehensive loss:
Net loss							(193,993)	(193,993)	$(193,993)
Foreign currency translation adjustment						663		663	663
Reclassification adjustment for gain on marketable securities included in net loss net of applicable tax of $0						(1,776)		(1,776)	(1,776)
Unrealized gains on investments, net of applicable tax of $0						2,340		2,340	2,340
Additional minimum pension liability, net of applicable tax of $0						13,350		13,350	13,350

Total comprehensive loss									$(179,416)

Balance, December 31, 2003	218,628	26,655	$27,329	$1,294,661	$(557,057)	$(51,846)	$236,483	$949,570

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(193,993)	$(718,469)	$(202,215)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	147,289	151,811	130,949
Amortization	5,199	7,878	7,719
Gain on sale of business	—	—	(14,779)
Impairment of long-lived assets	29,403	76,994	35,338
Impairment of goodwill	—	78,936	—
Loss on sale of product lines	8,048	—	—
Provision for doubtful accounts	1,091	1,073	1,192
Provision for inventory reserves	16,569	39,021	139,683
Deferred income tax provision (credit)	(2,013)	145,326	(47,091)
Other non-cash items, net	3,693	10,094	7,004
Changes in operating assets and liabilities, net of businesses and product lines sold and acquired:
Accounts receivable	(58,348)	(6,281)	285,232
Inventories	56,298	93,690	22,101
Other assets	(884)	91,359	(69,938)
Accounts payable, deferred revenue and accruals	24,025	16,025	(367,568)
Accrued income taxes	(2,211)	8,295	(6,599)

Net cash provided by (used for) operating activities	34,166	(4,248)	(78,972)

Cash flows from investing activities:
Additions to property, plant and equipment	(30,830)	(46,434)	(198,180)
Increase in equipment manufactured by the Company	(50,355)	(29,925)	(43,269)
Proceeds from sale of business, net of expenses	—	—	26,250
Proceeds from asset disposals	34,521	—	—
Proceeds from sale of product lines	2,114	—	—
Purchases of held-to-maturity marketable securities	—	(139,716)	(1,876)
Maturities of held-to-maturity marketable securities	29,905	139,697	31,415
Purchases of available-for-sale marketable securities	(290,409)	(255,161)	(230,255)
Proceeds from sales and maturities of available-for-sale marketable securities	190,689	237,741	156,984
Cash paid for acquisition of assets	—	(8,392)	—
Cash acquired in acquisition	—	—	11,593

Net cash used by investing activities	(114,365)	(102,190)	(247,338)

Cash flows from financing activities:
Proceeds from convertible notes, net	—	—	389,000
Proceeds from mortgage notes payable	—	—	45,000
Payments of long-term debt and notes payable	(43,391)	(871)	(91,063)
Issuance of common stock under stock option and stock purchase plans	100,513	41,239	58,543

Net cash provided by financing activities	57,122	40,368	401,480

(Decrease) increase in cash and cash equivalents	(23,077)	(66,070)	75,170
Cash and cash equivalents at beginning of year	251,521	317,591	242,421

Cash and cash equivalents at end of year	$228,444	$251,521	$317,591

Supplementary disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$20,754	$21,014	$1,275
Income taxes paid (received)	$7,124	$(88,823)	$(29,182)
Businesses acquired:
Fair value of assets acquired			$364,412
Liabilities assumed			$172,872
Common stock issued			$185,508

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    THE COMPANY

Teradyne, Inc. is a leading supplier of automatic test equipment and a leading provider of high performance interconnection systems.

Teradyne’s automatic test equipment products include systems that:

•	test semiconductors (“Semiconductor Test Systems”);
•	test and inspect circuit-boards (“Assembly Test Systems”);
•	diagnose, program and test automotive electronics systems (“Diagnostic Solutions”); and
•	test voice and broadband access networks (“Broadband Test Systems”).

Teradyne’s interconnection systems products and services (“Connection Systems”) include:

•	high bandwidth backplane assemblies and associated connectors used in electronic systems; and
•	backplane assemblies that include Teradyne backplanes and connectors.

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of reporting Teradyne’s operating segments.

B.    ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. The GenRad business has been made part of the Assembly Test Systems operating segment excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems operating segment. GenRad activity is reflected in Teradyne’s results of operations since the acquisition date.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, bad debts, income taxes, pensions, warranties, contingencies and litigation. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

Revenue Recognition

In accordance with the guidance provided by the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” Teradyne recognizes revenue when there is persuasive evidence of an

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur.

For equipment where there is hardware and software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until customer acceptance has been received. For multiple element arrangements, Teradyne defers the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in the control of Teradyne. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. Teradyne defers revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with FASB Technical Bulletin 90-1. Teradyne’s products are generally subject to warranty and related costs are provided for in cost of revenue when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of revenue. Service revenue is recognized over the contractual period or as the services are performed.

Connection Systems revenue is generally recognized upon shipment according to the shipping terms of the arrangement as there is no installation required and there are no contractual acceptance requirements.

Teradyne generally does not provide its customers with contractual rights of return for any of its products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Revenue is deferred in instances when vendor-specific objective evidence of fair value of undelivered elements is not determinable. Vendor-specific evidence of fair value is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

For certain contracts eligible for contract accounting under SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of- completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order.

Inventories

Inventories which include materials, labor, and manufacturing overhead are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for excess and obsolete inventory when such a writedown is identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations.

Teradyne provides for depreciation of its assets principally on the straight line method with the cost of the assets being charged to expense over their useful lives as follows:

Buildings	40 years
Building improvements	5 to 10 years
Leasehold improvements	3 to 10 years
Furniture and fixtures	10 years
Test systems manufactured internally	6 years
Machinery and equipment	3 to 5 years
Software	3 to 5 years

Goodwill, Intangible and Long-Lived Assets

Beginning January 1, 2002 all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Intangible assets are amortized over their estimated useful economic life using the straight line method and are carried at cost less accumulated amortization. Goodwill resulting from the GenRad acquisition which was completed after June 30, 2001 was not being amortized in accordance with the requirements of SFAS No. 142. Prior to January 1, 2002, all other goodwill was amortized over its estimated useful economic life using the straight line method and is carried at cost less accumulated amortization. Teradyne assesses goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires one method of accounting for long-lived assets disposed of by sale. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001. Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If an impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

Engineering and Development Costs

Teradyne’s products are highly technical in nature and require a large and continuing engineering and development effort. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for release to customers. To date, the period between achieving technological feasibility and general availability of the product has been short and software development costs eligible for capitalization have not been material. Engineering and development costs are expensed as incurred.

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $3.3 million, $6.5 million and $10.3 million in 2003, 2002 and 2001, respectively.

Product Warranty

Teradyne generally provides a one year warranty on its products commencing upon installation. A provision is recorded to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2001	$9,584
Accruals for warranties issued during the period	11,991
Accruals related to pre-existing warranties (including changes in estimates)	902
Settlements made during the period	(13,390)

Balance at December 31, 2002	$9,087
Accruals for warranties issued during the period	16,780
Accruals related to pre-existing warranties (including changes in estimates)	770
Settlements made during the period	(15,201)

Balance at December 31, 2003	$11,436

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

When Teradyne receives revenue for extended warranties beyond one year it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2001	$4,954
Deferral of new extended warranty revenue	1,208
Recognition of extended warranty deferred revenue	(4,028)

Balance at December 31, 2002	$2,134
Deferral of new extended warranty revenue	1,223
Recognition of extended warranty deferred revenue	(1,707)

Balance at December 31, 2003	$1,650

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne accounts for its employee stock option and employee stock purchase plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. There have been no expense for employee or director stock options or employee stock purchase plans. Proceeds from the exercise of stock options and the issuance of the employee stock purchase plan under Teradyne’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure.” Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the years 2003, 2002 and 2001 would have been:

	2003	2002	2001
	(in millions, except per share amounts)
Net loss as reported	$(194.0)	$(718.5)	$(202.2)
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects, (no tax effects included in 2003 and 2002)	(85.1)	(110.3)	(73.5)

Pro forma net loss	$(279.1)	$(828.8)	$(275.7)
Net loss per common share—basic and diluted as reported	$(1.03)	$(3.93)	$(1.15)
Net loss per common share—basic and diluted pro forma	$(1.49)	$(4.53)	$(1.57)

The weighted average grant fair value for options granted during 2003, 2002 and 2001 was $6.47, $9.58 and $11.90 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life (years)	4.4	4.3	4.3
Interest rate	2.5%	3.4%	3.7%
Volatility	68.2%	67.1%	67.0%
Dividend yield	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

The weighted-average fair value of employee stock purchase rights granted in 2003, 2002 and 2001 was $6.07, $5.29 and $12.56, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001, respectively:

	2003	2002	2001
Expected life (years)	1.0	1.0	1.0
Interest rate	1.3%	1.3%	2.2%
Volatility	48.0%	63.9%	67.0%
Dividend yield	0.0%	0.0%	0.0%

Investments in Other Companies

Teradyne holds minority interests in public and private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne’s proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2003 and 2002, these investments were $4.6 million and $6.2 million, respectively.

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

Translation of Non-U.S. Currencies

Assets and liabilities of non-U.S. subsidiaries except for Diagnostic Solutions, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. The functional currency for non-U.S. subsidiaries is the U.S. dollar except for Diagnostic Solutions. Diagnostic Solutions local currency is its functional currency. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized gains and losses resulting from currency remeasurement are included in operations and were immaterial for years ended December 31, 2003, 2002 and 2001.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    ACCOUNTING POLICIES—(Continued)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss by the sum of the weighted average number of common shares plus additional common shares that would have been outstanding if potential dilutive common shares had been issued for granted stock option and stock purchase rights. Diluted net loss per share for 2003, 2002 and 2001 excludes the potentially dilutive effect of common stock equivalents as their effect is antidilutive.

Allowance for Doubtful Accounts

The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s current payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. If the financial condition of Teradyne’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Other Comprehensive Loss

Comprehensive loss includes net loss, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments.

C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104 (“SAB 104”), “Revenue Recognition.” The purpose of SAB 104 is to rescind the accounting guidance given in SAB 101, “Revenue Recognition in Financial Statements,” related to multiple element arrangements, which was superceded as a result of EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of SAB 104 did not have a material impact on Teradyne’s financial position or results of operations.

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

In April 2003, FASB issued Statement of Financial Accounting Standards 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” This

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—(Continued)

statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on Teradyne’s financial position or results of operations.

In July 2002, FASB issued Statement of Financial Accounting Standards 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on Teradyne’s financial position or results of operations.

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

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” as amended by FIN 46R, which addresses consolidation by a business of variable interest entities in which it is the primary beneficiary. The Interpretation is effective immediately for certain disclosure requirements and variable interest entities created after January 31, 2003, and the first quarter of fiscal 2004 for variable interest entities created before February 1, 2003. Teradyne does not have any variable interest entities. The adoption of FIN 46 did not have a material impact on Teradyne’s financial position or results of operations.

D.    RISKS AND UNCERTAINTIES

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to, the slowdown in economies worldwide, current geopolitical turmoil, the continuing threat of domestic and international terrorist attacks, the current and anticipated market for electronics, risks associated with any measures Teradyne has taken to address the past slowdown in the market, Teradyne’s ability to address a rapid increase in customer demand, failure to adequately protect Teradyne’s intellectual property rights, failure to develop new technologies and customers’ failure to accept new products, risks associated with acquisitions and divestitures, securities class action litigation due to past or future stock activity, competition, including new product introductions from Teradyne’s competitors and competitive pricing pressures, risks of operating internationally, risks associated with attracting and retaining key employees, a possible requirement to expense stock options, risks associated with Teradyne’s suppliers’ failure to meet Teradyne’s product or delivery requirements, risks associated with, among other things, obligations and potential liabilities under environmental laws and regulations, Teradyne’s debt service obligations with respect to its issuance in 2001 of convertible senior notes, provisions of Teradyne’s charter and by-laws and Massachusetts law that make a takeover of Teradyne more difficult, changes in product revenue mix, the ability of Teradyne’s suppliers and subcontractors to meet product and delivery requirements, the timing and level of customer orders received which can be shipped in a quarter and the timing of investments in engineering and development.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    ACQUISITIONS AND DIVESTITURES

On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. GenRad’s business has been made part of the Assembly Test Systems operating segment excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems segment. Under the terms of the acquisition, each outstanding share of GenRad common stock was converted into 0.1733 shares of Teradyne common stock. Under the terms of the acquisition, Teradyne assumed approximately $89.7 million of debt which Teradyne repaid on October 26, 2001. The results of GenRad have been included since the acquisition date.

The primary reasons for Teradyne’s acquisition of GenRad, and the factors that contributed to a purchase price that resulted in recognition of goodwill, are:

•	the combination of Teradyne’s circuit board test systems with GenRad will strengthen Teradyne’s product offerings;
•	Teradyne’s global presence in Europe and Asia among large electronics manufacturing services companies and original equipment manufacturers in the circuit board test and inspection markets will be strengthened as a result of the acquisition; and
•	to enable Teradyne to compete more effectively in the circuit board test and inspection markets.

Based on the exchange ratio of 0.1733 shares of Teradyne common stock for each GenRad share, Teradyne issued approximately 5.0 million common shares and 1.2 million vested employee stock options in the exchange, which increased common stockholders’ equity by approximately $185.5 million. The common stock was valued at $34.90 per share, which was Teradyne’s average common stock price over a five-day trading period, which included the public announcement date of August 2, 2001 and two days before and after the public announcement date. The employee stock options were valued using the Black-Scholes option pricing model, based on the following assumptions prevalent at the August 2001 announcement date:

Expected life (years)	6.0
Interest rate	4.1%
Volatility	63.2%
Dividend yield	0.0%

This transaction was accounted for using the purchase method of accounting as required by SFAS 141, “Business Combinations,” which was issued in the second quarter of 2001.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    ACQUISITIONS AND DIVESTITURES—(Continued)

Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired and liabilities assumed on October 26, 2001:

(in thousands)
Consideration:
Common stock issued	$172,761
Employee stock options	12,747
Transaction costs	6,032

Total consideration	$191,540

Assets and liabilities acquired:
Cash and cash equivalents	$11,593
Accounts receivable	40,124
Inventories	57,863
Other current assets	7,847
Property, plant, & equipment	28,568
Long-term net deferred tax asset	25,534
Intangible assets	44,700

Total identifiable assets acquired	216,229

Accounts payable	23,956
Accrued employees’ compensation and benefits	31,507
Other accrued liabilities	17,059
Deferred revenue	10,700
Long-term debt	89,650

Total liabilities acquired	172,872

Total net identifiable assets acquired	43,357

Goodwill	148,183

Total net assets acquired	$191,540

The $44.7 million of intangible assets consists of $35.6 million of completed technology, $5.3 million of service and software maintenance contracts and customer relationships and $3.8 million of tradenames and trademarks. The intangible assets are subject to amortization with a weighted average amortization period of 7 years.

Goodwill related to the GenRad acquisition is reported as part of the Assembly Test Systems segment and is not deductible for tax purposes. In 2002, Teradyne recorded impairment charges of $86.2 million against its Assembly Test Systems goodwill and intangible assets. See Note I: “Goodwill and Intangible Assets”, for further information.

In connection with its restructuring plan for GenRad in 2002, Teradyne recorded $4.3 million of additional goodwill relating to the finalization of its involuntary employee termination plan and recorded $2.2 million of additional goodwill relating to the completion of facility exit plans for GenRad operating locations. All severance benefits payable to these employees were paid as of the end of the third quarter of 2003.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    ACQUISITIONS AND DIVESTITURES—(Continued)

The table below summarizes activity relating to GenRad employee termination and facility closure costs:

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2001	$1,006	$—	$1,006
Employee termination costs	4,289	—	4,289
Leased facility costs	—	2,167	2,167
Cash payments	(4,970)	(450)	(5,420)

Balance at December 31, 2002	$325	$1,717	$2,042
Cash payments	(325)	(880)	(1,205)

Balance at December 31, 2003	$—	$837	$837

The facility related lease accrual is expected to be paid out over the lease terms, the latest of which expires in the first quarter of 2006.

The following unaudited pro forma data presents information as if GenRad had been acquired at the beginning of 2001. The pro forma amounts include an adjustment for amortization of intangibles of $5.1 million in 2001. The pro forma amounts do not reflect any benefits from economies which might be achieved from combining the operations. The pro forma information does not necessarily reflect the actual results that would have occurred had the companies been combined as of January 1, 2001, nor is it necessarily indicative of the future results of operations of the combined companies:

Year Ended 2001
(in thousands except per share amounts)
Revenue	$1,609,374
Loss before cumulative effect of change in accounting principle	(361,811)
Net loss	(361,811)
Loss before cumulative effect of change in accounting principle—per share of common stock
Basic	$(2.01)
Diluted	$(2.01)
Net loss—per share of common stock
Basic	$(2.01)
Diluted	$(2.01)

On August 9, 2002, Teradyne acquired certain assets of Precision Concepts Inc. (“PCI”), of Winston-Salem, North Carolina through a bankruptcy court sanctioned sale of assets. PCI was a sole source supplier of certain components to Connection Systems. The acquisition is part of the Connection Systems operating segment. The cost of the acquired manufacturing assets and inventory was $8.4 million in cash. There was no ongoing customer revenue stream that was acquired. The operations are used to satisfy internal demand in the Connection Systems segment. Based on the purchase price allocation, the following table summarizes the fair values of the assets acquired on August 9, 2002:

(in thousands)
Consideration:
Cash paid	$8,392

Total consideration	$8,392

Assets acquired:
Inventories	$838
Property, plant, & equipment	7,554

Total assets acquired	$8,392

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E.    ACQUISITIONS AND DIVESTITURES—(Continued)

On June 22, 2001, Teradyne sold its aerospace and defense connector and backplane business to Amphenol Corporation of Wallingford, Connecticut for cash proceeds of $26.3 million. This transaction resulted in a gain of $14.8 million which has been recorded as a gain on the sale of a business.

F.    FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 2003 or 2002. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the years ended December 31, 2003, 2002, and 2001, Teradyne recorded realized gains of $3.2 million $1.1 million, and $4.5 million, respectively, on the sale of its investments. For the years ended December 31, 2003, 2002, and 2001, Teradyne recorded realized loses of $0.1 million, $0.5 million, and an immaterial amount, respectively, on the sale of its investments. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

The short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2003 and 2002 these investments are reported as follows:

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
2003

Short-term marketable securities:
U.S. Treasury and government agency securities	$23,770	$178	$(2)	$23,946
Corporate debt securities	36,527	504	(3)	37,028

	$60,297	$682	$(5)	$60,974

Long-term marketable securities:
U.S. Treasury and government agency securities	$153,225	$1,392	$(370)	$154,247
Corporate debt securities	139,464	3,465	(558)	142,371

	$292,689	$4,857	$(928)	$296,618

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    FINANCIAL INSTRUMENTS—(Continued)

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Held-to- Maturity
	(in thousands)
2002

Short-term marketable securities:
U.S. Treasury and government agency securities	$21,617	$200	$—	$21,817	$29,905
Corporate debt securities	21,740	375	(4)	22,111	—

	$43,357	$575	$(4)	$43,928	$29,905

Long-term marketable securities:
U.S. Treasury and government agency securities	$102,889	$1,997	$(105)	$104,781
Corporate debt securities	107,024	3,938	(40)	110,922

	$209,913	$5,935	$(145)	$215,703

Other

As of December 31, 2003, the estimated fair value of Teradyne’s convertible notes was approximately $462 million compared to the carrying value of $400 million. The estimated fair value of the convertible notes is based on the quoted market price of the convertible notes on December 31, 2003.

Fair values for Teradyne’s non-convertible debt were determined based on interest rates that are currently available to Teradyne for the issuance of debt with similar terms and remaining maturities for debt issues and approximate carrying values.

For all other balance sheet financial instruments, the carrying amount approximates fair value.

Derivatives

Teradyne adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138 in the first quarter of 2001. SFAS 133 requires Teradyne to recognize all derivatives on the balance sheet at fair value. Adoption of SFAS 133 did not have a material impact on Teradyne’s financial position and results of operations.

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets and anticipated cash flows. The terms of currency instruments used for hedging purposes are consistent with the timing of the transactions being hedged. Teradyne does not use derivative financial instruments for trading or speculative purposes.

Teradyne enters into foreign currency forward contracts to hedge currency exposures associated with monetary assets and liabilities denominated in non-functional currencies. These contracts are used to reduce Teradyne’s risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. Changes in the fair value of these derivatives are recorded immediately in earnings which are used to offset the changes in the underlying net monetary position being hedged.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    FINANCIAL INSTRUMENTS—(Continued)

At December 31, 2003 and 2002, Teradyne had the following forward currency contracts to buy and sell U.S. dollars for non-U.S. currencies with the following notional amounts:

	December 31, 2003			December 31, 2002
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$8.9	$(0.5)	$8.4	$—	$(5.0)	$(5.0)
British Pound Sterling	11.6	(8.8)	2.8	—	(6.4)	(6.4)
European Euro	4.4	(9.7)	(5.3)	—	—	—
Swedish Krona	—	—	—	—	(0.5)	(0.5)

Total	$24.9	$(19.0)	$5.9	$—	$(11.9)	$(11.9)

The fair value of the outstanding contracts at December 31, 2003 and 2002 was not material. Realized gains related to forward contracts hedging net monetary positions were $1.7 million, $0.9 million and $4.1 million for 2003, 2002 and 2001, respectively. Both the contract gains and losses and the gains and losses on the items being hedged are included in selling and administrative expenses.

Teradyne holds warrants to purchase 0.3 million shares of common stock of LogicVision, Inc., a public technology company, at an exercise price of $4.86 per share. In accordance with SFAS 133, Teradyne recorded a gain of $0.1 million, a loss of $2.1 million and a gain of $2.0 million in other income and expense for the changes in fair value of the warrants for the year ended December 31, 2003, 2002 and 2001 respectively. The fair value of the warrants are included in other assets.

Concentration of Credit Risk

Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of marketable securities, forward currency contracts and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers’ financial condition but does not require collateral to secure accounts receivable.

G.    DEBT

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	2003	2002
	(in thousands)
Convertible senior notes	$400,000	$400,000
Mortgage notes payable	5,040	49,031
Other long-term debt	2,928	2,895

Total	407,968	451,926
Less current maturities	310	1,365

	$407,658	$450,561

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.    DEBT—(Continued)

The total maturities of long-term debt for the succeeding five years and thereafter are: 2004—$0.3 million; 2005—$0.3 million; 2006—$400.3 million; 2007—$0.3 million; 2008—$0.3 million; and $6.4 million thereafter.

Convertible Senior Notes

In 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the “Notes”) in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. On or after October 18, 2004, Teradyne may redeem the Notes in whole or in part at the prices set forth below. The redemption price, expressed as a percentage of principal amount, is as follows for the designated periods:

Period	Redemption Price
Beginning on October 18, 2004 and ending on October 14, 2005	101.50%
Beginning on October 15, 2005 and ending on October 14, 2006	100.75%

and thereafter equal to 100% of the principal amount.

Teradyne began making annual interest payments of up to $15 million, paid semi-annually, on the Notes on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne’s existing and future unsecured and unsubordinated indebtedness. If a “change in control” occurs, the holders of the Notes have the right to require Teradyne to repurchase all of the Notes not previously called for redemption. The price Teradyne is required to pay is 100% of the principal amount of the Notes to be repurchased, together with interest accrued but unpaid to, but excluding, the repurchase date. At Teradyne’s option and subject to the satisfaction of certain conditions, instead of paying the repurchase price in cash, it may pay the repurchase price in common stock valued at 95% of the average of the closing prices of common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date.

Mortgage Notes Payable

On December 19, 2001, Teradyne obtained a loan of approximately $45 million in the form of a 7.5% mortgage loan maturing on January 1, 2007. This loan was collateralized by certain Teradyne California real estate properties. Teradyne prepaid this mortgage in the third quarter of 2003. Prior to the prepayment, principal payments were made according to a twenty-year amortization schedule through December 2006, with the remaining principal due on January 1, 2007.

In 1983, Teradyne obtained a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan is collateralized by Teradyne’s property in Boston, Massachusetts, which may, at Teradyne’s option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4½ years of the loan was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, Teradyne has been making semi-annual interest payments. The outstanding principal balance of this mortgage was $5.0 million as of December 31, 2003.

Short-term Borrowings

The weighted average interest rates on short-term borrowings outstanding in Japan as of December 31, 2003 and 2002 was 1.2% for both years.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2003 and 2002, the accumulated other comprehensive loss balances were:

	2003	2002
	(in thousands)
Minimum pension liability	$(58,286)	$(71,636)
Unrealized gain on investments	5,872	5,308
Foreign currency translation adjustments	568	(95)

Total accumulated other comprehensive loss	$(51,846)	$(66,423)

I.    GOODWILL AND INTANGIBLE ASSETS

In July 2001, FASB issued SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires, among other things, the discontinuance of goodwill amortization and includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

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

Amortizable intangible assets consist of the following:

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$5,577	$13,616	7.5 years
Service and software maintenance contracts and customer relationships	8,342	4,840	3,502	5.7 years
Tradenames and trademarks	3,800	1,029	2,771	8.0 years

Total intangible assets	$31,335	$11,446	$19,889	7.1 years

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$27,132	$4,273	$22,859	7.5 years
Service and software maintenance contracts and customer relationships	8,559	3,870	4,689	5.7 years
Tradenames and trademarks	3,800	554	3,246	8.0 years

Total intangible assets	$39,491	$8,697	$30,794	7.2 years

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    GOODWILL AND INTANGIBLE ASSETS—(Continued)

During 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.2 million which has been recorded in restructuring and other charges. Included in the $6.2 million loss is an intangible asset impairment charge of $3.7 million. Also during 2003, Assembly Test Systems recorded an intangible asset impairment charge of $2.6 million as a result of the discontinuance of manufacturing, distributing and primary support of one of the automated x-ray inspection (“AXI”) products. Both charges were recorded in Restructuring and Other Charges in the consolidated Statement of Operations.

During 2002, Teradyne recorded an intangible asset impairment charge of $7.3 million related to the divestiture of two product lines in its Assembly Test Systems segment. The charge was recorded in Restructuring and Other Charges in the consolidated Statement of Operations.

Aggregate amortization expense for the year ended December 31, 2003, 2002 and 2001 was $4.4 million, $7.3 million and $3.0 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2004	$3,643
2005	3,643
2006	3,643
2007	3,529
2008	2,962

Goodwill

Teradyne has identified two reporting units with goodwill, Connection Systems and Assembly Test Systems, which are also reportable segments. The changes in the carrying amounts of goodwill during the years ended December 31, 2003 and 2002 are as follows:

	Connection Systems	Assembly Test Systems	Total
	(in thousands)
Balance at December 31, 2001	$48,649	$141,627	$190,276
Reclassification of workforce	407	—	407
Finalization of purchase price allocation	—	6,456	6,456
Goodwill impairment	—	(78,936)	(78,936)

Balance at December 31, 2002	$49,056	$69,147	$118,203

Balance at December 31, 2003	$49,056	$69,147	$118,203

SFAS 142 required Teradyne to complete a transitional goodwill impairment test within six months from the date of adoption. Following the adoption of SFAS 142, Teradyne completed an initial impairment test, during the first quarter of 2002, based on the comparison of the fair value of the reporting units with their respective carrying value as of January 1, 2002. Teradyne concluded that there was no impairment in either the Assembly Test Systems segment or the Connection Systems segment as of adoption. As of January 1, 2002, Teradyne ceased the amortization of goodwill. SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    GOODWILL AND INTANGIBLE ASSETS—(Continued)

change in the business outlook. Teradyne’s annual impairment test is performed in the fourth quarter of each fiscal year. Teradyne tested both the Assembly Test Systems and Connection Systems reporting units for impairment during its annual test and concluded that there was no impairment of goodwill in either reporting unit as of December 31, 2003 and 2002.

During the quarter ended September 28, 2003, Teradyne decreased its forecasted revenue, bookings and profit for the fiscal years 2004 through 2006 from the previous quarter’s forecast for the Assembly Test Systems segment and reduced its workforce by 112 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Assembly Test Systems segment as of September 28, 2003. Teradyne concluded that the carrying value of the assets and liabilities associated with the Assembly Test Systems segment did not exceed its fair value and thus no impairment charge was recorded. The fair value of the segment was estimated using the expected present value of future cash flows.

During the quarter ended September 29, 2002, as a result of contraction in the Assembly Test Systems market to its lowest level in a decade as evidenced by various market reports available to Teradyne, Teradyne decreased its forecasted revenue, bookings and profit for fiscal years 2003 through 2005 from the previous quarter’s forecast for the Assembly Test Systems segment and reduced its workforce by 94 employees to appropriately size the segment given the revised business outlook. As a result, Teradyne performed an interim impairment test for the goodwill related to the Assembly Test Systems segment as of September 29, 2002. Teradyne concluded that the carrying value of the assets and liabilities associated with the Assembly Test Systems segment exceeded its fair value and recognized a $78.5 million goodwill impairment charge recorded in Goodwill impairment in the consolidated Statements of Operations. The impairment charge was measured by comparing the implied fair value of the goodwill associated with the Assembly Test Systems segment to its carrying value. The fair value of the segment was estimated using the expected present value of future cash flows.

The following is the pro-forma effect on net loss and net loss per share had SFAS 142 been in effect for the year ended December 31, 2001:

Year Ended December 31, 2001
(in thousands, except per share amounts)
Net loss	$(202,215)
Add back: Impact of goodwill amortization	4,024

Adjusted net loss	$(198,191)

Net loss per share—basic and diluted	$(1.15)
Add back: Impact of goodwill amortization	0.02

Adjusted net loss per share—basic and diluted	$(1.13)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2003, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by these agreements are for less than one year and aggregate approximately $158.8 million.

Lease Commitments

Rental expense for the years ended December 31, 2003, 2002 and 2001 was $26.4 million, $32.4 million and $26.0 million, respectively.

The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments*
(in thousands)
2004	$19,472
2005	17,009
2006	12,629
2007	10,142
2008	6,092
Beyond 2008	16,231

Total	$81,575

*	Minimum payments have not been reduced by minimum sublease income of $2.5 million due in the future under non-cancelable subleases.

Legal Claims

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, in San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. Teradyne has answered and denied all liability. Discovery proceedings are continuing.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. COMMITMENTS AND CONTINGENCIES—(Continued)

public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On April 9, 2003, the lead plaintiffs filed a memorandum in opposition to Teradyne’s motion to dismiss. On May 28, 2003, Teradyne filed a reply memorandum in support of its motion to dismiss all claims asserted in the complaint. Oral arguments in connection with Teradyne’s motion to dismiss were presented to the District Court on June 26, 2003. Claims asserted in this case are similar to the claims asserted in the California securities case discussed above, which is pending in the Federal District Court in San Diego, California. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne is currently preparing its response to the lead plaintiff’s objection. Teradyne believes it has meritorious defenses to the claims and will defend itself vigorously.

On May 23, 2003, Electro Mechanical Solutions, Inc. (“EMS”) and several affiliated debtors including PRECISMetals (collectively the “Debtors”) filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that Teradyne received payments in 2001 totaling $12.7 million from the Debtors in the 90 days prior to the bankruptcy filing and that these payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. On January 6, 2004, the Debtors and Teradyne entered into a settlement agreement pursuant to which Teradyne will pay EMS an immaterial amount in exchange for a full release of all claims by the Debtors and the allowance in full of Teradyne’s U.S. $6.9 million unsecured claim in the ongoing bankruptcy proceeding. The Debtors and Teradyne are awaiting approval of the executed settlement agreement by the U.S. Trustee and Bankruptcy Court.

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

In August of 2003, Teradyne was notified by one of its suppliers, Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”) of potential claims and liabilities relating to a supply agreement and course of dealings between CSC and Teradyne. In addition, Hampshire Equity Partners II, LP (“HEP”), an investor in CSC and its majority shareholder, has informed Teradyne that it may make a claim involving misrepresentations allegedly made by Teradyne with respect to CSC’s existing business operations and future business prospects with Teradyne. On September 3, 2003, Teradyne terminated the supply and service agreement with CSC, although Teradyne continued to purchase from CSC until September 24, 2003. On September 24, 2003, CSC filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”). On October 16, 2003, Teradyne entered into an agreement with CSC allowing for post-Petition purchases. On January 29, 2004, CSC and Teradyne entered into a settlement agreement which was approved by order of the Bankruptcy Court on the same day. On February 9, 2004, the Bankruptcy Court order became final and non-appealable. Pursuant to the settlement agreement and final order relating thereto, Teradyne will pay a total of $0.8 million to the estate and/or creditors of CSC for the purchase of spare parts, documented CSC specialized knowledge, the return of Teradyne’s dies and tools and a release of claims by the debtors relating to

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. COMMITMENTS AND CONTINGENCIES—(Continued)

CSC’s estate. Teradyne continues to investigate the HEP allegations. Although HEP has not commenced litigation against Teradyne seeking damages in connection with its investment in CSC, it could do so at any time.

Teradyne is not presently able to reasonably estimate potential losses, if any, related to any of the claims above. Teradyne disputes all of the claims above and believes they are without merit, and intends to defend vigorously against them. Management does not believe that the outcomes of any of the above referenced claims will have a material adverse effect on Teradyne’s financial position or results of operations but a presently unexpected adverse resolution of any of these claims could have a material adverse effect on Teradyne’s financial position and/or results of operations.

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

Guarantees and Indemnification Obligations

Teradyne provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, Teradyne has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two Teradyne Executive Officers are named defendants in a securities case pending in the Federal District Court in San Diego, CA and two other Teradyne Executive Officers are named defendants in the securities class action pending in the Federal District Court in Boston, MA. Each of these Executive Officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by Teradyne’s director and officer liability insurance provider.

Teradyne enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require Teradyne to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Teradyne’s products. From time to time, Teradyne also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability and environmental claims relating to the use of Teradyne’s products and services or resulting from the acts or omissions of Teradyne, its employees, authorized agents or subcontractors. On occasion, Teradyne has also provided guarantees to customers regarding the performance of its products in addition to the warranty described below.

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. COMMITMENTS AND CONTINGENCIES—(Continued)

revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2003 and 2002, Teradyne had a product warranty accrual of $11.4 million and $9.1 million, respectively in other accrued liabilities and revenue deferrals related to extended warranties of $1.7 million and $2.1 million, respectively in deferred revenue.

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

As a matter of ordinary business course, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions and purchase commitments to certain vendors.

Based on historical experience and information known as of December 31, 2003, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2003.

K.     NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

	2003	2002	2001
	(in thousands, except per share amounts)
Net loss	$(193,993)	$(718,469)	$(202,215)

Shares used in loss per common share—basic and diluted	187,845	182,861	175,828

Net loss per common share—basic and diluted	$(1.03)	$(3.93)	$(1.15)

All options and equivalent shares related to the Notes outstanding in 2003, 2002 and 2001 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of December 31, 2003, 2002 and 2001, there were 29.9 million, 33.4 million and 29.8 million options outstanding, respectively. As of December 31, 2003, 2002 and 2001, there were 15.4 million equivalent shares related to the Notes shares outstanding.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.     RESTRUCTURING AND OTHER CHARGES

The table below summarizes the liability and activity for the year ended December 31, 2003, relating to restructuring and other charges:

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
	(in thousands)
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
2003 provision	29,403	21,367	6,891	12,350	1,273	71,284
Cash payments	—	(21,843)	—	(8,368)	—	(30,211)
Asset writedowns	(29,403)	—	(6,891)	—	—	(36,294)

Balance at December 31, 2003	$—	$7,766	$—	$29,222	$1,273	$38,261

The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $7 million against the lease accrual over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13 million as of December 31, 2003. Teradyne has subleased approximately 16% of its unoccupied space as of December 31, 2003 and is actively attempting to sublease the remaining space. Prior to January 1, 2003, Teradyne recorded restructuring charges for its unoccupied facilities leased under operating leases at the time Teradyne committed to the plan to permanently vacate the facilities. The restructuring charges were based on the difference between the remaining contractual lease commitment after the facilities were to be vacated net of Teradyne’s estimated probable sublease income. For actions initiated after January 1, 2003, the restructuring charges were based on the difference between the remaining contractual lease commitment net of Teradyne’s estimated probable sublease income once Teradyne ceased using the facilities.

During year ended December 31, 2003, Teradyne recorded charges of $29.4 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$19.0 million at the Connection Systems segment which includes:
•	$11.2 million related primarily to the sale and leaseback of certain manufacturing assets;
•	$3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA;
•	$2.5 million related to the impairment of a held for sale facility in Laverne, CA; and
•	$2.0 million for the impairment of manufacturing assets held for sale.
•	$6.9 million at the Assembly Test Systems segment primarily related to the impairment of manufacturing equipment of $4.3 million and intangible assets of $2.6 million as a result of the discontinuance of manufacturing, distributing and primary support of one of the AXI products;
•	$5.5 million related primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA at the Semiconductor Test Systems segment; and
•	$2.0 million credit related primarily to an adjustment of previously impaired assets held for sale at the Semiconductor Test Systems segment.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.     RESTRUCTURING AND OTHER CHARGES—(Continued)

The charge for reduction in the fair value of the properties held for sale in Nashua, NH, San Diego, CA and Agoura Hills, CA, resulted from a deterioration in real estate market conditions. As of December 31, 2003, all of the properties held for sale had been sold.

The carrying value of Teradyne’s assets, primarily manufacturing equipment, held for sale was $0.2 million as of December 31, 2003. The carrying value of Teradyne’s assets held for sale was $45.3 million as of December 31, 2002. These assets are included in Property, Plant and Equipment.

Teradyne recorded a charge for severance and related benefits during the year ended December 31, 2003 of $21.4 million. There were approximately 890 employees terminated in the year ended December 31, 2003 across all functional groups at Teradyne. All remaining severance benefits payable to these employees are expected to be paid by the end of the fourth quarter of 2004.

During the year ended December 31, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of revenues. The product lines sold were in the following segments:

•	$6.2 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of revenues in the Assembly Test Systems segment; and
•	$0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of revenues in the Other Test Systems segment.

In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the year ended December 31, 2003. Teradyne decided to sell the manufacturing software product line and the manual x-ray inspection and rework product line because the product lines were not able to generate sufficient levels of revenue and earnings growth. During the year ended December 31, 2003, the Other Test Systems segment recorded a charge of $1.4 million to writedown its net assets relating to the sale of the Autodiagnos automotive after-market product. Autodiagnos was a part of the Diagnostic Solutions segment, which is a supplier of automotive manufacturing and service bay test and diagnostic systems. The Autodiagnos product line was selling to the independent repair market. With changes in legislation and consolidations in the automotive industry it became evident that this may have resulted in Autodiagnos being in direct competition with some of Diagnostic Solution’s major customers. Strategically, Teradyne decided to sell Autodiagnos to negate this conflict and concentrate on its core business.

During the year ended December 31, 2003, Teradyne recorded a charge of $12.4 million consisting primarily of revised estimates of the amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The $12.4 million charge was recorded in the following segments;

•	$8.7 million in the Assembly Test Systems segment;
•	$3.2 million in the Connection Systems segment;
•	$0.2 million in the Corporate segment;
•	$0.2 million in the Other Test Systems segment; and
•	$0.1 million in the Semiconductor Test Systems segment.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.     RESTRUCTURING AND OTHER CHARGES—(Continued)

During the year ended December 31, 2003, Teradyne recorded a charge of $1.3 million primarily for contractual penalties associated with resizing the Connection Systems business. The accrual for contractual penalties is reflected in other accrued liabilities.

The table below summarizes activity for the year ended December 31, 2002, relating to restructuring and other charges:

	Long-Lived Asset Impairment	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2001	$—	$1,676	$8,471	$10,147
2002 provision	76,994	25,751	22,495	125,240
Cash payments	—	(2,187)	(22,724)	(24,911)
Asset writedowns	(76,994)	—	—	(76,994)

Balance at December 31, 2002	$—	$25,240	$8,242	$33,482

During the year ended December 31, 2002, Teradyne recorded charges of $77.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of these assets. The charges include the following:

•	$27.2 million for impaired assets held for sale related to the shutdown of a printed circuit board facility in San Diego, CA, at the Connection Systems segment;
•	$16.3 million primarily related to held for sale manufacturing equipment which was taken out of service during 2002 at the Connection Systems segment;
•	$12.0 million primarily for assets held for sale as a result of the lack of demand for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to our customers;
•	$9.7 million related to the write down of manufacturing facilities held for sale in Agoura Hills, CA, at the Semiconductor Test Systems segment;
•	$7.3 million related to an intangible asset impairment charge. See “Note I, Goodwill and Intangible Assets”;
•	$3.7 million for asset impairments related to two held for sale facilities, a Connections Systems’ facility in Nashua, NH, and a Corporate facility in Stoughton, MA; and
•	$0.8 million for the impairment of manufacturing assets which were sold in the second quarter of 2002 at the Semiconductor Test Systems segment.

The machinery and equipment at the San Diego, CA facility has been sold and the facility was sold during the fourth quarter of 2003. All of the manufacturing equipment related to the Connections Systems impairment charge of $16.3 million has been disposed of by December 31, 2003. All of the $12.0 million in assets held for sale related to the lack of demand for the Probe-One product and the discontinuance of the J996 product have been disposed as of December 31, 2003. One of the Agoura Hills, CA facilities was sold during the third quarter of 2003 and the other facility was sold during the fourth quarter of 2003. Teradyne sold the Laverne, CA and Nashua, NH facilities during the third quarter of 2003 and the Stoughton, MA facility during the first quarter of 2003.

During the year ended December 31, 2002, Teradyne recorded a charge of $25.8 million relating to future lease commitments for vacated manufacturing and administrative space which were exited prior to the end of the

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.     RESTRUCTURING AND OTHER CHARGES—(Continued)

lease term. The charge of $25.8 million includes $18.8 million at Assembly Test Systems, $5.0 million at Connection Systems and $2.0 million at Semiconductor Test Systems. The lease accruals are expected to be paid out over the lease terms, the latest of which expires in 2012.

Teradyne recorded a charge for severance and related benefits during 2002 of $22.5 million. There were approximately 1,010 employees terminated across all functional groups during 2002. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2004.

The table below summarizes activity for the year ended December 31, 2001, relating to restructuring and other charges:

	Long-Lived Asset Impairment	Facility Related	Severance and Benefits	Total
	(in thousands)
2001 provision	$35,338	$1,676	$37,278	$74,292
Cash payments	—	—	(28,807)	(28,807)
Asset writedowns	(35,338)	—	—	(35,338)

Balance at December 31, 2001	$—	$1,676	$8,471	$10,147

During the year ended December 31, 2001, Teradyne recorded a charge of $35.3 million for impaired long-lived assets, consisting of the following: $12.0 million for a facility held for sale in Nashua, NH, facility in the Connection Systems segment, certain impaired manufacturing assets in the Connection Systems segment of $15.4 million, and equipment manufactured by Teradyne used in manufacturing and engineering and development relating to the discontinuance of the Flash 750 product line in Semiconductor Test Systems segment of $7.9 million.

Teradyne sold the Nashua, NH facility during the third quarter of 2003. Of the impairment charge of $15.4 million for manufacturing equipment that was permanently taken out of service, $3.2 million has been sold at an incremental loss of $0.2 million, $11.7 million has been disposed of, and the remaining equipment will be disposed of by the end of 2004.

During the fourth quarter of 2001, Teradyne recorded charges for vacated office space under operating leases at Assembly Test Systems of $1.7 million. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities.

Teradyne recorded a charge for severance and related benefits during 2001 of $37.3 million. There were approximately 2,900 employees terminated across all functional groups. As of December 31, 2002, Teradyne had paid all severance benefits relating to the 2001 terminations.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    OTHER CHARGES

The table below reflects certain operating statement activity for the year ended December 31, 2003, 2002 and 2001:

	Excess and Obsolete Inventory	Product Line Divestiture	Inventory Provision Recovery	Accelerated Depreciation	Total
	(in thousands)
2003 Activity:
Cost of revenue	$16,569	$1,158	$(5,284)	$4,711	$17,154
Engineering and development				1,486	1,486
Selling and administrative				6,359	6,359

Total 2003 charges	$16,569	$1,158	$(5,284)	$12,556	$24,999

2002 Activity:
Cost of revenue	$39,021			$5,667	$44,688
Engineering and development				838	838
Selling and administrative				1,144	1,144

Total 2002 charges	$39,021	$—	$—	$7,649	$46,670

2001 Activity:
Cost of revenue	$139,683				$139,683

Total 2001 charges	$139,683	$—	$—	$—	$139,683

During the year ended December 31, 2003, an excess and obsolete provision of $16.6 million was recorded in cost of revenue of which $9.3 million related to Assembly Test Systems and included $3.6 million relating to the discontinuance of manufacturing, distributing and primary support of the AOI product line and $5.2 million related to Semiconductor Test Systems System on a Chip parts and components.

During the year ended December 31, 2002, an excess and obsolete provision of $39.0 million was recorded in cost of revenue of which $20.7 million related to the lack of demand in the Semiconductor Test Systems segment for the Probe-One product and the discontinuance of the J996 product after a last time buy offer to Teradyne’s customers.

During 2001, Teradyne recorded a provision of $139.7 million for excess and obsolete inventory and for discontinued product lines. The total inventory provision for excess and obsolete inventory, excluding the discontinued product lines, was $105.1 million in 2001 and was principally due to the sharp decline in incoming Semiconductor Test Systems and Connection Systems orders. During the third quarter of 2001, Teradyne recorded a charge of $32.3 million related to an inventory writedown for the discontinuance of its Flash 750 memory product. During the fourth quarter of 2001, Teradyne recorded a charge of $2.3 million for discontinued inventory due to overlapping product lines as a result of the consummation of the GenRad acquisition.

During the year ended December 31, 2003, Teradyne recorded a product line divestiture charge of $1.2 million which includes $0.7 million in Other Test Systems relating to the sale of the Autodiagnos automotive after market product line and $0.5 million at the Assembly Test Systems segment relating to the sale of the manufacturing software product line and manual x-ray inspection and rework product line.

During the year ended December 31, 2003, Teradyne recorded an inventory provision recovery of $5.3 million of which $3.2 million was related to memory test inventory sold which had been reserved for in the fourth quarter of 2002 in the Semiconductor Test Systems segment.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    OTHER CHARGES—(Continued)

During the year ended December 31, 2003, Teradyne recorded a $12.6 million charge for accelerated depreciation which relates to the incremental depreciation over the normal depreciation expense for long-lived assets, including leasehold improvements, as a result of the decision to consolidate data storage and locations and therefore shorten the service period of the assets. The charge includes $5.6 million at the Assembly Test Systems segment related to the Westford, MA move to North Reading, MA; $3.9 million at Corporate related to the consolidation of data storage equipment; $1.8 million at the Connection Systems segment related to the Hudson, NH and Cavan, Ireland facilities; $0.7 million at the Semiconductor Test Systems segment related to the Bedford, MA facility; and $0.6 million at Corporate related to a Boston facility.

During the year ended December 31, 2002, Teradyne recorded a $7.6 million charge for accelerated depreciation which relates to the incremental additional depreciation over the normal depreciation expense for long-lived assets as a result of the decision to consolidate locations and therefore shorten the service period. The charge includes $4.5 million at the Connection Systems segment related to the Hudson, NH and Fremont, CA facilities; $2.2 million at the Assembly Test segment related to the Westford, MA facility; $0.6 million at the Semiconductor Test segment related to the Bedford, MA facility; and $0.3 million at Corporate related to a Boston facility.

Other income and expense, net for the years ended December 31, 2003, 2002 and 2001 includes the following:

Income/(expense)	2003	2002	2001
	(in thousands)
Mortgage prepayment penalty (1)	$(3,220)	—	—
Other than temporary impairment of investment	(2,592)	—	—
Gain on sale of investment	2,800	—	—
Repayment of loan by divested entity (2)	—	$7,144	—
Other than temporary impairment of common stock investment	—	(3,115)	—
Writedown of investment in an engineering service provider	—	(2,288)	$(1,800)
Fair value adjustment on warrants	138	(2,051)	2,035
Equity investment (3)	—	—	(6,974)

Total	$(2,874)	$(310)	$(6,739)

(1)	Penalties related to prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.

(2)	The loan had previously been valued at zero due to its uncertainty of collection.

(3)	Teradyne’s proportionate share of a loss related to an equity investment in Empirix, Inc. The carrying value of this equity investment was zero at December 31, 2003 and 2002.

N.    RETIREMENT PLANS

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a majority of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (ERISA) and the Internal Revenue Code (the “IRC”).

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plan assets and obligations are shown below:

	2003	2002
	(in thousands)
ASSETS AND OBLIGATIONS
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$237,167	$181,049
Service cost	6,687	6,140
Interest cost	13,835	12,702
Actuarial (gain) loss	(10,824)	37,833
Benefits paid	(8,433)	(4,562)
Plan amendment	1,874	381
Non U.S. currency movement	3,795	3,624

End of year	244,101	237,167
Change in plan assets:
Fair value of plan assets:
Beginning of year	106,292	115,217
Company contributions	11,854	10,539
Plan participants’ contributions	64	70
Actual return	20,957	(15,713)
Benefits paid	(8,433)	(4,562)
Non U.S. currency movement	1,033	741

End of year	131,767	106,292

Funded status	(112,334)	(130,875)
Unrecognized prior service cost	6,424	5,408
Unrecognized net transition obligation	176	242
Unrecognized net actuarial loss	83,719	107,563

Net amount recognized	$(22,015)	$(17,662)

The following table provides amounts recognized in the statement of financial position as of December 31:

	2003	2002
	(in thousands)
Accrued pension liability	$(93,878)	$(101,475)
Intangible asset	6,645	5,245
Accumulated other comprehensive loss	65,218	78,568

Net amount recognized	$(22,015)	$(17,662)

The accumulated benefit obligation for all defined pension plans was $222.7 million and $206.2 million at December 31, 2003 and 2002, respectively.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2003	2002
	(in millions)
Projected benefit obligation	$244.1	$237.2
Accumulated benefit obligation	$222.7	$206.2
Fair value of plan assets	$131.8	$106.3

EXPENSE

For the years ended December 31, 2003, 2002 and 2001, Teradyne’s net pension benefit costs were comprised of:

	2003	2002	2001
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$6,687	$6,140	$6,369
Interest cost	13,835	12,702	10,210
Expected return on plan assets	(11,061)	(11,232)	(10,029)
Amortization of unrecognized:
Net transition obligation	110	78	74
Prior service cost	859	734	766
Net loss	3,739	357	264
Curtailment loss (gain)/employee contributions	—	—	2,402

Total expense	$14,169	$8,779	$10,056

ADDITIONAL INFORMATION

	2003	2002
	(in millions)
Increase / (decrease) in minimum pension liability included in other comprehensive income	$(13.4)	$60.3

WEIGHTED AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC BENEFIT COST

	2003	2002	2001
Discount rate	6.0%	7.0%	7.5%
Expected return on plan assets	8.0	9.0	9.0
Salary progression rate	5.0	5.0	5.0

WEIGHTED AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATIONS

	2003	2002	2001
Discount rate	6.0%	6.0%	7.0%
Salary progression rate	4.0	5.0	5.0

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of historical markets and long-term historical

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

relationships between equities and fixed-income. Current market factors such as inflation and interest rates were evaluated before long-term capital market assumptions were determined. The long-term portfolio return was established with proper consideration of asset diversification and rebalancing. Peer data and historical returns were reviewed to check for reasonableness and appropriateness. Teradyne also considered its historical 15-year compounded return of 8% for the period ending December 31, 2002, which has been in excess of the broad equity and bond benchmark indices. Based on these historical returns, Teradyne believes that 8% was an appropriate rate to use for fiscal 2003.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2003 in the U.S. Qualified Pension Plan Teradyne had cumulative losses of approximately $17.0 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations is based on the Salomon Brothers Pension Liability Index, which was at 6.00% at December 31, 2003, down from 6.05% at December 31, 2002. As a result, Teradyne selected 6% for its December 31, 2003 discount rate, no change from December 31, 2002. Each year Teradyne considers the Salomon Brothers Pension Liability Index, along with other indices including the Moody’s AA rated corporate bond yield and the Salomon Brothers 10+ Year AAA/AA rate.

PLAN ASSETS

Teradyne’s U.S. Qualified Pension Plan weighted average asset allocation at December 31, 2003 and 2002, by asset category is as follows:

	2003	2002
Equity Securities	47.5%	47.2%
Debt Securities	52.5	52.8

Total	100.0%	100.0%

Teradyne employs a total return investment approach for its U.S. Qualified Pension Plan assets whereby a mix of equities and fixed income investments are used to ensure the preservation of capital and to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed income investments. The investment portfolio will not at any time have a direct investment in Teradyne stock. It may have an indirect investment in Teradyne stock, if one of the funds selected by the investment manager invests in Teradyne stock.

The target asset allocation for the portfolio is as follows:

Target
Asset Category:
Equity (Large cap)	22%
Equity (Small cap)	10
International Equity	15
Passive Fixed Income	33
High-Yield Fixed Income	10
Treasury Inflation-Linked Fixed Income	10

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

Teradyne’s asset allocation as of December 31, 2003 was 47.5% invested in equity securities and 52.5% invested in fixed income securities, which was virtually identical to its asset allocation model. Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances Teradyne’s investments to Teradyne’s targeted allocation when considered appropriate.

The investment return objectives are to achieve a rate of return, which exceeds the rate of inflation, as measured by the Consumer Price Index by 3% per year, and to avoid excessive volatility and produce a rate of return that at least matches the Policy Index invested as follows:

Policy Index:

22% S&P 500 Stock Index

10% MSCI EAFE Index (Net Dividends)

10% Russell 2000 Index

5% MSCI Emerging markets Free Index

33% Lehman Aggregate Bond Index

10% Lehman Brothers High Yield Bond Index

10% Lehman Brothers US TIPS Index

The manager’s investment performance is reviewed at least annually. Results for the total portfolio and for each major category of assets are evaluated in comparison with appropriate market indices, the Policy Index, other similarly managed portfolios and the Consumer Price Index.

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2003, Teradyne contributed $10 million to the U.S. Qualified Plan. Teradyne plans to contribute approximately $25 million in 2004 to this plan in order to meet the ERISA minimum funding requirements.

POST RETIREMENT BENEFIT PLANS

In addition to receiving pension benefits, U.S. Teradyne employees who meet retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical, dental and death benefits. Death benefits provide a fixed sum to retirees’ survivors and is available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the post retirement assets and obligations are shown below:

ASSETS AND OBLIGATIONS	2003	2002
Change in benefit obligation:	(in thousands)
Projected benefit obligation:
Beginning of year	$33,747	$25,813
Service cost	1,112	1,003
Interest cost	1,858	1,924
Actuarial (gain) loss	2,490	6,895
Benefits paid	(2,969)	(2,803)
Plan amendment	(1,832)	915

End of year	34,406	33,747
Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	2,969	2,803
Benefits paid	(2,969)	(2,803)

End of year	—	—

Funded status	(34,406)	(33,747)
Unrecognized prior service cost	(924)	834
Unrecognized net transition obligation	2,584	2,872
Unrecognized net actuarial loss	10,934	8,817

Net amount recognized	$(21,812)	$(21,224)

The following table provides amounts recognized in long-term other accrued liabilities in the statement of financial position as of December 31:

	2003	2002
	(in thousands)
Accrued post retirement benefit costs	$(21,812)	$(21,224)

EXPENSE

For the years ended December 31, 2003, 2002 and 2001, Teradyne’s net post retirement benefit costs were comprised of:

	2003	2002	2001
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$1,112	$1,003	$784
Interest cost	1,858	1,924	1,050
Amortization of unrecognized:
Net transition obligation	288	287	330
Prior service cost	(73)	79	—
Net loss	373	140	29

Total expense	$3,558	$3,433	$2,193

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.    RETIREMENT PLANS—(Continued)

WEIGHTED AVERAGE ASSUMPTIONS TO DETERMINE NET PERIODIC BENEFIT COST

	2003	2002	2001
Discount rate	6.0%	7.0%	7.5%
Initial medical trend	9.0	9.0	10.0
Ultimate medical trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2007	2006	2006

WEIGHTED AVERAGE ASSUMPTIONS TO DETERMINE BENEFIT OBLIGATION
	2003	2002	2001
Discount rate	6.0%	6.0%	7.0%
Initial medical trend	9.0	9.0	9.0
Ultimate medical trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2008	2007	2006

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2003 would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$614	$(495)
Effect on postretirement benefit obligations	$4,335	$(3,853)

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible employees starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible employees with a range of options for complying with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

Paragraph 40 of FASB Statement No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (“FAS 106”) requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under FAS 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Pursuant to guidance from the FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” Teradyne has chosen to defer recognition of the potential effects of the Act. Therefore, the retiree health obligations and costs reported in this financial statement do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require Teradyne to change previously reported information.

In 2004, Teradyne intends to review its retiree health care strategy in light of the Act. Teradyne will most likely amend its retiree healthcare program to comply with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, Teradyne anticipates that its retiree health obligations and costs could be reduced once those amendments are adopted and or the government subsidies are considered.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.    COMMON STOCK REPURCHASE PROGRAM

On November 16, 2000, Teradyne’s Board of Directors authorized the repurchase of an additional 10.0 million shares, resulting in an aggregate authorization for Teradyne to repurchase up to 30.0 million shares of Teradyne’s stock on the open market. During 2000, Teradyne repurchased 3.8 million shares at a cost of $147.5 million, increasing the cumulative shares purchased under this program through 2000 to 20.0 million shares at an aggregate cost of $540.8 million. During 2003, 2002 and 2001, Teradyne did not repurchase any stock. Teradyne records treasury stock at its acquisition cost.

P.    STOCK BASED COMPENSATION

Stock Option Plans

Under its stock option plans, all of which are fixed accounting plans, Teradyne grants options to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted to employees vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vested over two years and has a term of seven years.

Stock option plan activity for the years 2003, 2002 and 2001 follows:

	2003	2002	2001
	(in thousands)
Outstanding at January 1	33,421	29,750	22,745
Options granted	6,659	7,205	10,289
Options exercised	(7,115)	(1,152)	(2,766)
Options canceled	(3,042)	(2,382)	(518)

Outstanding at December 31	29,923	33,421	29,750

Exercisable at December 31	16,949	19,296	13,545

Available for grant at January 1	25,018	29,841	4,612
Grants	(6,659)	(7,205)	(10,289)
Cancellations	3,042	2,382	518
Additional shares reserved	—	—	35,000

Available for grant at December 31	21,401	25,018	29,841

Weighted average option exercise price information for the years 2003, 2002 and 2001 follows:

	2003	2002	2001
Outstanding at January 1	$23.41	$25.28	$22.79
Options granted	11.81	18.09	23.33
Options exercised	11.47	15.79	10.89
Options canceled	28.67	35.31	32.15
Outstanding at December 31	23.11	23.41	25.28
Exercisable at December 31	27.06	23.38	24.94

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P.    STOCK BASED COMPENSATION—(Continued)

Significant option groups outstanding at December 31, 2003 and related weighted average price and remaining contractual life information follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(options in thousands)
$ 3.82–$17.48	5.94	11,959	$14.42	3,291	$15.47
$17.57–$27.66	4.62	7,580	22.07	4,759	22.10
$28.13–$32.13	1.51	8,800	29.72	7,612	29.92
$33.03–$173.11	2.83	1,584	56.89	1,287	58.02

Total	4.14	29,923	23.11	16,949	27.06

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day in January (July for new hires) or the last business day of December. In January 2004, Teradyne issued 1.6 million shares of common stock to employees who participated in the plan during 2003 at a weighted-average price of $11.67 per share. Currently, there are 2.1 million shares reserved for issuance under this plan.

Q.    SAVINGS PLAN

Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne’s savings plan, employees may contribute up to 15% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to operations were $11.8 million in 2003, $14.2 million in 2002 and $14.6 million in 2001.

R.    STOCKHOLDER RIGHTS PLAN

Teradyne’s Board of Directors adopted a Stockholders Rights Plan on November 16, 2000, under which a dividend of one Common Stock Purchase Right (each a “Right”) was declared for and attached to each outstanding share of Common Stock held by stockholders of record as of November 27, 2000. The Rights are transferable with the shares of Common Stock until the Rights become exercisable. Shares of Common Stock issued after November 27, 2000 also contain such Rights. The Rights become exercisable upon the earlier to occur of (a) a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of Teradyne’s outstanding shares of Common Stock;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.    STOCKHOLDER RIGHTS PLAN—(Continued)

or (b) ten business days, or a later date as determined by the Board of Directors, following the commencement or announcement by a person or group of an intention to make a tender or exchange offer that would result in beneficial ownership by such person or group of 20% or more of Teradyne’s outstanding shares of Common Stock. The plan entitles Right holders to purchase shares of Teradyne’s common stock for $540 per share subject to adjustment (the “Purchase Price”) once the Rights become exercisable. Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person or Adverse Party) to purchase Common Stock (or other securities or consideration owned by Teradyne) having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. As of December 31, 2003, none of the Rights are exercisable. The Rights expire on November 27, 2010.

S.    INCOME TAXES

The components of loss before income taxes and the provision for (benefit from) income taxes as shown in the consolidated statements of operations are as follows:

	2003	2002	2001
	(in thousands)
(Loss) income before income taxes:
United States	$(192,549)	$(585,550)	$(324,800)
Non U.S.	6,356	24,605	(1,353)

	$(186,193)	$(560,945)	$(326,153)

Provision (credit) for income taxes:
Current:
U.S. Federal	$1,316	$9,155	$(90,149)
Non U.S.	7,797	2,408	(3,093)
State	700	635	751

	9,813	12,198	(92,491)

Deferred:
U.S. Federal	—	126,513	(24,739)
Non U.S.	(2,013)	6,796	43
State	—	12,017	(6,751)

	(2,013)	145,326	(31,447)

	$7,800	$157,524	$(123,938)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.    INCOME TAXES—(Continued)

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$309,981	$199,280
Tax credits	25,401	26,905
Inventory valuations	58,565	45,005
Accruals	33,478	41,079
Research and development	14,077	18,579
Vacation	8,011	10,256
Deferred revenue	4,292	4,532
Pension	28,063	29,124
Other	11,022	12,227

Gross deferred tax assets	492,890	386,987

Less: valuation allowance	(475,104)	(361,314)

Total deferred tax assets	17,786	25,673

Deferred tax liabilities:
Excess of tax over book depreciation	(6,337)	(10,283)
Amortization	(7,249)	(12,818)
Other	(2,187)	(2,572)

Total deferred tax liabilities	(15,773)	(25,673)

Net deferred assets	$2,013	$—

At December 31, 2003 Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carrforwards
	(in thousands)
2004	$15,396	$—	$—
2005	6,742	—	—
2006	5,888	44,548	1,099
2007	5,878	51,809	1,902
2008	3,840	37,221	554
2009	4,774	—	—
2010	882	—	—
2011	119	38,392	—
2012	—	87,126	—
2013	—	57,514	—
2020	68,000	—	—
2021	—	2,443	—
2022	416,801	2,091	—
2023	290,551	1,219	—
Thereafter	—	—	4,036

Total	$818,871	$322,363	$7,591

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.    INCOME TAXES—(Continued)

Of the U.S. Federal operating loss carryforwards, $110.4 million relates to the acquisition of GenRad in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986.

Teradyne has approximately $26.0 million of tax credit carryforwards. Business tax credits of approximately $14.5 million expire in the years 2019 through 2020. Teradyne has foreign tax credits of approximately $8.9 million expiring 2005 through 2008 and alternative minimum tax credits of approximately $2.6 million, which do not expire.

During 2003, Teradyne’s valuation account increased by $113.8 million primarily as a result of Teradyne not recording an income tax benefit against the loss in 2003.

For the year ended December 31, 2002, Teradyne recorded a tax provision of $157.5 million resulting in a tax rate of 28%. The tax rate of 28% is primarily due to the recording of a provision for income taxes to establish a valuation allowance against net deferred tax assets. In the fourth quarter of 2002, Teradyne recorded a tax provision to establish a valuation allowance against its net deferred tax assets. The valuation allowance was determined in accordance with the provisions of SFAS No. 109 which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The evidence that Teradyne reviewed during the fourth quarter of 2002 included actual revenues and net loss for the fiscal year 2002 compared to earlier Teradyne forecasts, the inability to get to break-even during 2002 despite implementing several restructuring programs and a reduction in revenues and an increase in the loss forecasted for the fiscal year 2003. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized. The valuation allowance includes $37.5 million for net deferred tax assets resulting from minimum pension liabilities and other direct charges or credits to equity.

A reconciliation of the effective tax rate for the years 2003, 2002 and 2001 follows:

	2003	2002	2001
U.S. statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	0.4	(0.6)	(1.8)
Foreign taxes	3.1	0.8	0.5
Export sales corporation	—	(0.1)	(0.7)
Nondeductible goodwill	—	4.9	0.6
Valuation allowance	35.0	58.9	—
Other, net	0.7	(0.9)	(1.6)

	4.2%	28.0%	(38.0)%

As of December 31, 2003, a deferred tax liability has not been established for approximately $19.2 million for cumulative undistributed earnings of a non-U.S. manufacturing subsidiary. Teradyne intends to reinvest these earnings indefinitely in operations outside the U.S.

T.     OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Teradyne has four principal operating segments which are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T.     OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

On October 26, 2001 Teradyne completed its acquisition of GenRad, Inc. of Westford, MA, a leading manufacturer of electronic automatic test equipment, related software and diagnostic solutions. The GenRad business has been made part of the Assembly Test Systems operating segment, excluding the Diagnostic Solutions business. Diagnostic Solutions has been made part of the Other Test Systems operating segment. GenRad activity is reflected in Teradyne’s results of operations since the acquisition date.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note B: Accounting Policies.” Intersegment revenue is accounted for at fair value as if revenue were to third parties. During 2003, 2002 and 2001 no individual customer accounted for more than 10% of consolidated net revenue.

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate And Eliminations	Consolidated
	(in thousands)
2003
Net revenue to unaffiliated customers	$735,480	$357,173	$151,562	$108,652	—	$1,352,867
Intersegment revenue	—	41,103	—	—	$(41,103)	—

Net revenue	735,480	398,276	151,562	108,652	(41,103)	1,352,867
(Loss) income before taxes(1)(2)	(60,133)	(35,973)	(72,778)	2,490	(19,799)	(186,193)
Total assets(3)	677,926	259,964	159,339	56,294	631,839	1,785,362
Property additions(4)	55,384	12,669	4,341	2,244	6,547	81,185
Depreciation and amortization expense(4)	61,446	47,540	16,335	4,558	22,609	152,488
2002
Net revenue to unaffiliated customers	$557,623	$396,993	$170,759	$96,861	—	$1,222,236
Intersegment revenue	—	10,525	—	—	$(10,525)	—

Net revenue	557,623	407,518	170,759	96,861	(10,525)	1,222,236
(Loss) income before taxes(1)(2)	(266,134)	(79,601)	(200,401)	1,160	(15,969)	(560,945)
Total assets(3)	720,228	317,153	209,541	58,344	594,884	1,900,150
Property additions(4)	48,681	21,885	1,076	968	3,749	76,359
Depreciation and amortization expense(4)	61,765	62,115	16,242	3,575	15,992	159,689
2001
Net revenue to unaffiliated customers	$717,655	$540,755	$132,448	$49,723	—	$1,440,581
Intersegment revenue	—	4,119	—	—	$(4,119)	—

Net revenue	717,655	544,874	132,448	49,723	(4,119)	1,440,581
Loss before taxes(1)(2)	(248,001)	(22,970)	(41,475)	(3,555)	(10,152)	(326,153)
Total assets(3)	643,412	417,296	353,605	56,455	1,071,623	2,542,391
Property additions(4)	82,307	103,416	2,605	1,760	51,361	241,449
Depreciation and amortization expense(4)	56,014	55,588	6,881	2,314	17,871	138,668

(1)	(Loss) income before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses and net interest and other income, which are included in Corporate and Eliminations.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T.     OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

(2)	Included in (loss) income before taxes for the following segments are charges that include restructuring and other charges, accelerated depreciation, impairment of goodwill, investments, mortgage and other penalties, repayment of a loan, inventory provision recovery and inventory writedowns.

Included in the Semiconductor Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cost of revenues—inventory	$1,208	$27,867	$118,552
Engineering and development—accelerated depreciation	526	452	—
Selling and administrative—accelerated depreciation	191	135	—
Restructuring charges	11,523	32,935	24,041

Total	$13,448	$61,389	$142,593

Included in the Connection Systems segment are charges for the following:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cost of revenues—inventory	$1,018	$3,808	$15,529
Cost of revenues—accelerated depreciation	1,827	4,507	—
Restructuring charges	27,581	54,511	37,923
Gain on sale of a business	—	—	(14,779)

Total	$30,426	$62,826	$38,673

Included in the Assembly Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cost of revenues—inventory	$9,050	$7,020	$5,602
Cost of revenues—accelerated depreciation	2,884	1,160	—
Engineering and development—accelerated depreciation	960	386	—
Selling and administrative—accelerated depreciation	1,774	714	—
Restructuring charges	29,032	33,124	4,645
Goodwill impairment	—	78,936	—

Total	$43,700	$121,340	$10,247

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T.     OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Included in the Other Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Cost of revenues—inventory	$1,167	$326	$—
Restructuring charges	2,501	2,149	675

Total	$3,668	$2,475	$675

Included in the Corporate and Eliminations segment are charges for the following:

	For the Year Ended December 31,
	2003	2002	2001
	(in thousands)
Selling and administrative—accelerated depreciation	$4,394	$295	$—
Restructuring charges	647	2,521	7,008
Other income and expense, net	(2,874)	(310)	(6,739)

Total	$2,167	$2,506	$269

(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.

(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2003	2002	2001
	(in thousands)
Revenue to unaffiliated customers(1):
United States	$503,775	$561,090	$733,617
Europe	228,608	224,904	264,314
South East Asia	234,348	139,101	125,259
Singapore	142,979	96,084	60,561
Taiwan	115,914	106,509	148,852
Japan	108,721	71,767	59,745
Rest of the World	18,522	22,781	48,233

	$1,352,867	$1,222,236	$1,440,581

(1)	Revenues are attributable to geographic areas based on location of customer site.

Because a substantial portion of Teradyne’s revenue is derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

SUPPLEMENTARY INFORMATION

(Unaudited)

The following sets forth certain unaudited consolidated quarterly statements of operations data for each of Teradyne’s last eight quarters. In management’s opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement for the periods presented. Such quarterly results are not necessarily indicative of future results of operations and should be read in conjunction with the audited consolidated financial statements of Teradyne and the notes thereto included elsewhere herein.

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$277,231	$271,523	$271,319	$295,815
Services	57,345	60,006	57,853	61,775

Total net revenue	334,576	331,529	329,172	357,590
Expenses:
Cost of products	210,927	203,781	191,519	192,521
Cost of services	39,543	39,140	39,103	37,434

Total cost of revenue	250,470	242,921	230,622	229,955
Engineering and development	68,585	63,804	61,248	60,963
Selling and administrative	67,402	61,512	60,062	60,488
Restructuring and other charges	19,486	13,378	23,330	15,090

	405,943	381,615	375,262	366,496

Loss from operations	(71,367)	(50,086)	(46,090)	(8,906)
Interest income	4,179	3,299	3,510	3,025
Interest expense	(5,411)	(5,402)	(5,502)	(4,568)
Other income and expense, net	(2,699)	1,400	(3,232)	1,657

Loss before income taxes	(75,298)	(50,789)	(51,314)	(8,792)
Provision for income taxes	1,200	1,700	2,200	2,700

Net loss	$(76,498)	$(52,489)	$(53,514)	$(11,492)

Net loss per common share—basic and diluted	$(0.41)	$(0.28)	$(0.28)	$(0.06)

(1)	Restructuring and other charges includes long-lived asset impairments of $7.5 million, severance and related benefits charges of $6.2 million and a loss on the sale of product lines of $5.8 million.

(2)	Restructuring and other charges includes long-lived asset impairments of $6.5 million, severance and related benefits charges of $3.4 million, revised estimated losses on leased facilities of $2.4 million and a loss on the sale of product lines of $1.1 million

(3)	Restructuring and other charges includes long-lived asset impairments of $11.4 million, severance and related benefits charges of $10.2 million and a $1.8 million charge primarily for contractual penalties associated with resizing a business

(4)	Restructuring and other charges includes revised estimated losses on leased facilities of $9.9 million, long-lived asset impairments of $4.1 million, severance and related benefits charges of $1.6 million and other credits of $0.5 million.

SUPPLEMENTARY INFORMATION—(Continued)

(Unaudited)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
			(1)	(2)
	(in thousands, except per share amounts)
Net Revenue:
Products	$193,072	$251,907	$272,352	$274,796
Services	54,936	57,991	58,380	58,802

Total net revenue	248,008	309,898	330,732	333,598
Expenses:
Cost of products	177,196	199,818	215,036	237,122
Cost of services	39,532	39,376	41,195	40,292

Total cost of revenue	216,728	239,194	256,231	277,414

Engineering and development	69,253	72,371	78,002	74,296
Selling and administrative	75,049	75,390	74,318	65,619
Restructuring and other charges	5,866	219	60,397	58,758
Goodwill impairment	—	—	78,486	450

	366,896	387,174	547,434	476,537

Loss from operations	(118,888)	(77,276)	(216,702)	(142,939)
Interest income	4,204	4,526	4,357	3,866
Interest expense	(5,334)	(5,390)	(5,447)	(5,612)
Other income and expense, net	(513)	(1,124)	1,264	63

Loss before income taxes	(120,531)	(79,264)	(216,528)	(144,622)
(Benefit from) provision for income taxes	(43,391)	(28,535)	(49,695)	279,145

Net loss	$(77,140)	$(50,729)	$(166,833)	$(423,767)

Net loss per common share—basic and diluted	$(0.42)	$(0.28)	$(0.91)	$(2.31)

(1)	Restructuring and other charges includes long-lived asset impairments of $40.6 million, severance and related benefits charges of $12.2 million and a charge for future lease commitments on vacated space of $7.6 million. Goodwill impairment includes an impairment of goodwill at Assembly Tests Systems due to contraction in that segment’s market.

(2)	Restructuring and other charges includes fixed asset impairments of $28.4 million, a charge for future lease commitments on vacated space of $18.1 million, an intangible asset impairment charge of $7.3 million related to the sale of product lines and severance and related benefits charges of $5.0 million. Included in (benefit from) provision for income taxes is the establishment of a full valuation allowance for Teradyne’s net deferred tax assets.

Item 9:    Changes and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:    Controls and procedures

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

Certain information relating to directors and executive officers of Teradyne, committee information, reports and charters, adoption of a code of ethics, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. (Also see “Item 1: Executive Officers of the Company” elsewhere in this report.)

Item 11:    Executive compensation.

Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:    Security ownership of certain beneficial owners and management and related stockholder matters.

Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. Also see “Equity Compensation Plans” in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 13:    Certain relationships and related transactions.

Certain information relating to directors and executive officers of Teradyne, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 14:    Principal accountant fees and services.

Certain information relating to audit fees of Teradyne’s independent auditors is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 27, 2004, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

PART IV

Item 15:    Exhibits, Financial Statement Schedules And Reports On Form 8-K.

(a) 1.    Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Auditors
Balance Sheets as of December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003, 2002 and 2001
Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(a) 2.    Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(d):

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

(a) 3.    Listing Of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

(b)  Reports On Form 8-K

A Current Report on Form 8-K dated October 14, 2003, was filed with the Securities and Exchange Commission on October 15, 2003 furnishing information pursuant to Item 12 relating to Teradyne’s third quarter financial results and its interim financial statements.

Item 15(d)    Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2003 Allowance for doubtful accounts	$5,749	$1,091	$—	$872	$5,968

2002 Allowance for doubtful accounts	$6,294	$1,073	$—	$1,618	$5,749

2001 Allowance for doubtful accounts	$5,176	$1,192	$—	$74	$6,294

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Acquisitions and Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2003 Inventory reserve	$220,824	$16,569	$—	$46,322	$191,071

2002 Inventory reserve	$201,869	$39,021	$6,460	$26,526	$220,824

2001 Inventory reserve	$92,892	$139,683	$29,056	$59,762	$201,869

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference
3.1	Restated Articles of Organization of the Company, as amended	Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated Bylaws of the Company	Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

4.1	Rights Agreement between the Company and Fleet National Bank dated as of November 17, 2000	Exhibit 4.1 to the Company’s Form 8-K filed November 20, 2000.

4.2	Indenture by and between the Company and State Street Bank and Trust Company as Trustee dated as of October 24, 2001, including the form of Note	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

4.3	Form of Note	Included in Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

4.4	Registration Rights Agreement by and between the Company and Goldman, Sachs & Co. and Banc of America Securities LLC dated as of October 24, 2001	Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

10.1	Teradyne, Inc. Supplemental Executive Retirement Plan*	Exhibit 10.4 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1997.

10.2	1991 Employee Stock Option Plan, as amended*	Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-07177).

10.3	Amendment to 1991 Stock Plan dated March 9, 2001*	Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.4	Megatest Corporation 1990 Stock Option Plan*	Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-64683).

10.5	Megatest Corporation Director Stock Option Plan*	Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-64683).

10.6	1996 Employee Stock Purchase Plan, as amended*	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.7	Master Lease Agreement between Megatest and General Electric Capital Corporation dated August 10, 1995	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Exhibit No.	Description	SEC Document Reference
10.8	Loan and Security Agreement between Megatest and the CIT Group/Equipment Financing, Inc. dated August 14, 1995	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.9	Deed of Trust, Financing Statement, Security Agreement and Fixture Filing between Megatest and the Sun Life Assurance Company of Canada (U.S.) dated August 25, 1995	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.10	1997 Employee Stock Option Plan, as amended*	Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2001.

10.11	1996 Non-Employee Director Stock Option Plan, as amended*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	GenRad, Inc. 1991 Equity Incentive Plan*	Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.13	GenRad, Inc. 1991 Directors’ Stock Option Plan*	Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.14	GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan*	Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.15	GenRad, Inc. Non-Statutory Stock Option Agreement by and between Robert M. Dutkowsky and GenRad, Inc.*	Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.16	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.17	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.18	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.19	Change in Control Agreement dated March 19, 2002 between the Company and Executive Officer*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	Change in Control Agreement dated October 2, 2001 between the Company and Executive Officer*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No.	Description	SEC Document Reference
10.23	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.24	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.25	Promisory Note dated December 19, 2001 between the Company, as borrower, and General Electric Capital Business Asset Funding Corporation, as lender	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.26

Form of Commercial Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Fixture Filing Agreement dated December 19, 2001 between the Company, as borrower, and General Electric Capital Business Asset Funding Corporation, as lender

Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.27	Form of Assignment of Rents and Leases Agreement dated December 19, 2001 between the Company, as borrower, and General Electric Capital Business Asset Funding Corporation, as lender	Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.28

Form of Certificate and Indemnity Agreement regarding Hazardous Substances dated December 19, 2001 between the Company, as borrower, and General Electric Capital Business Asset Funding Corporation, as lender

Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.29	Lease Agreements dated July 26, 1996 between GenRad, Inc. and Michelson Farm-Westford Technology Park Trust	Exhibit 10 to GenRad, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 (Commission File No. 1-8045).

10.30	Change in Control Agreement dated January 31, 2003 between the Company and the Executive Officer*	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.31	Amendment No. 1 to Deferral Plan for Non-Employee Directors*	Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003.

10.32	Change in Control Agreement dated July 2, 2003 between the Company and the Executive Officer*	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003.

10.33	Change in Control Agreement dated January 9, 2004 between the Company and the Executive Officer*	Filed herewith.

10.34	1996 Non-Employee Director Stock Option Plan as amended and restated*	Filed herewith.

14.1	Ethics Policy: Teradyne’s Standards of Business Conduct	Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit No.	Description	SEC Document Reference

21.1	Subsidiaries of the Company	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).	Furnished herewith.

*	Indicates management contracts or compensatory plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2004.

TERADYNE, INC.

By:	/s/ GREGORY R. BEECHER
Gregory R. Beecher, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE W. CHAMILLARD George W. Chamillard	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2004

/s/ GREGORY R. BEECHER Gregory R. Beecher	Vice President Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2004

/s/ G. RICHARD MACDONALD G. Richard MacDonald	Controller, Principal Accounting Officer	March 11, 2004

/s/ JAMES W. BAGLEY James W. Bagley	Director	March 11, 2004

/s/ ALBERT CARNESALE Albert Carnesale	Director	March 11, 2004

/s/ JOHN P. MULRONEY John P. Mulroney	Director	March 11, 2004

/s/ VINCENT M. O’REILLY Vincent M. O’Reilly	Director	March 11, 2004

/s/ ROY A. VALLEE Roy A. Vallee	Director	March 11, 2004

/s/ PATRICIA S. WOLPERT Patricia S. Wolpert	Director	March 11, 2004