Form 10-Q
period 2004-04-04
TERADYNE INC
filed 2004-05-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 30, 2004 was 193,977,980 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 4, 2004	December 31, 2003
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$222,970	$228,444
Marketable securities	67,281	60,974
Accounts receivable, net of allowance for doubtful accounts of $5,684 and $5,986 on April 4, 2004 and December 31, 2003, respectively	255,246	229,532
Inventories:
Parts	128,258	109,538
Assemblies in process	119,551	105,396

	247,809	214,934
Prepayments and other current assets	33,225	35,393

Total current assets	826,531	769,277
Property, plant, and equipment, at cost	1,299,111	1,305,254
Less: accumulated depreciation	(756,939)	(760,885)

Net property, plant, and equipment	542,172	544,369
Marketable securities	326,401	296,618
Other assets	51,973	56,895
Goodwill	116,233	118,203

Total assets	$1,863,310	$1,785,362

LIABILITIES
Current liabilities:
Notes payable—banks	$7,521	$7,272
Current portion of long-term debt	321	310
Accounts payable	118,363	74,097
Accrued employees’ compensation and withholdings	68,519	91,244
Deferred revenue and customer advances	29,439	25,391
Other accrued liabilities	73,204	75,125
Income taxes payable	7,313	7,376

Total current liabilities	304,680	280,815
Pension liability	85,813	93,878
Long-term other accrued liabilities	48,584	53,441
Convertible senior notes	400,000	400,000
Other long-term debt	7,668	7,658

Total liabilities	846,745	835,792

Commitments and contingencies (Note I)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 220,639 and 218,628 shares issued and 193,949 and 191,973 shares outstanding at April 4, 2004 and December 31, 2003, respectively	27,580	27,329
Additional paid-in capital	1,320,726	1,294,661
Accumulated other comprehensive loss	(49,444)	(51,846)
Retained earnings	276,730	236,483
Treasury shares, at cost, 26,690 and 26,655 shares at April 4, 2004 and December 31, 2003, respectively	(559,027)	(557,057)

Total shareholders’ equity	1,016,565	949,570

Total liabilities and shareholders’ equity	$1,863,310	$1,785,362

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands, except per share amounts)
Net revenues:
Products	$364,496	$277,231
Services	66,107	57,345

Net revenues	430,603	334,576

Cost of revenues:
Cost of products	215,402	210,927
Cost of services	39,226	39,543

Gross profit	175,975	84,106

Operating expenses:
Engineering and development	64,694	68,585
Selling and administrative	66,242	67,402
Restructuring and other charges	130	19,486

Operating expenses	131,066	155,473

Income (loss) from operations	44,909	(71,367)
Interest income	3,591	4,179
Interest expense	(4,632)	(5,411)
Other income and expense, net	851	(2,699)

Income (loss) before income taxes	44,719	(75,298)
Provision for income taxes	4,472	1,200

Net income (loss)	$40,247	$(76,498)

Net income (loss) per common share—basic	$0.21	$(0.41)

Shares used in calculations of net income (loss) per common share—basic	193,852	184,889

Net income (loss) per common share—diluted	$0.20	$(0.41)

Shares used in calculations of net income (loss) per common share—diluted	199,893	184,889

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$40,247	$(76,498)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	29,537	38,033
Amortization	1,099	1,493
Impairment of long-lived assets	377	7,494
Loss on sale of product lines	—	5,836
Provision for inventory	4,259	1,668
Provision for doubtful accounts	—	842
Other non-cash items, net	722	2,682
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(25,714)	(49,911)
Inventories	(26,024)	22,762
Other assets	5,425	(3,532)
Accounts payable, deferred revenue and accrued expenses	11,121	6,198
Accrued income taxes	(63)	(1,425)

Net cash provided by (used for) operating activities	40,986	(44,358)

Cash flows from investing activities:
Additions to property, plant and equipment	(16,046)	(1,596)
Increase in equipment manufactured by Teradyne	(23,424)	(16,901)
Proceeds from asset disposal	—	5,964
Proceeds from sale of product lines	—	2,114
Purchases of available-for-sale marketable securities	(65,318)	(58,774)
Maturities of available-for-sale marketable securities	32,087	33,128
Maturities of held-to-maturity marketable securities	—	29,905

Net cash used for investing activities	(72,701)	(6,160)

Cash flows from financing activities:
Payments of long term debt	(75)	(291)
Issuance of common stock under employee stock option and stock purchase plans	26,316	19,169

Net cash flows provided by financing activities	26,241	18,878

Decrease in cash and cash equivalents	(5,474)	(31,640)
Cash and cash equivalents at beginning of period	228,444	251,521

Cash and cash equivalents at end of period	$222,970	$219,881

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission. See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results.”

B.    Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 15, 2004 for the year ended December 31, 2003.

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Product Warranty

Teradyne generally provides a one year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the three months ended
	April 4, 2004	March 30, 2003
Balance at beginning of period	$11,436	$9,087
Accruals for warranties issued during the period	5,002	4,054
Accruals related to pre-existing warranties (including changes in estimates)	(654)	556
Settlements made during the period	(3,329)	(3,961)

Balance at end of period	$12,455	$9,736

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight- line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the three months ended
	April 4, 2004	March 30, 2003
Balance at beginning of period	$1,650	$2,134
Deferral of new extended warranty revenue	620	285
Recognition of extended warranty deferred revenue	(302)	(385)

Balance at end of period	$1,968	$2,034

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne accounts for its stock option plans and stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and related Interpretations. Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Teradyne has not recorded expense for employee or director stock options or employee stock purchase plans. Proceeds from the exercise of stock options and the issuance of the employee stock purchase plan under Teradyne’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard No. 123, “Accounting For Stock-Based Compensation” (“FAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the three months ended April 4, 2004 and March 30, 2003 would have been (in millions, except per share amounts):

	For the Three Months Ended
	April 4, 2004	March 30, 2003
Net income (loss) as reported	$40.2	$(76.5)
Deduct: Total stock-based employee compensation expense determined under fair value method	(33.4)	(20.7)
Pro forma net income (loss)	6.8	(97.2)
Net income (loss) per common share - basic as reported	0.21	(0.41)
Net income (loss) per common share - diluted as reported	0.20	(0.41)
Net income (loss) per common share - basic pro forma	0.04	(0.53)
Net income (loss) per common share - diluted pro forma	0.03	(0.53)

The weighted average grant date fair value for options granted during the three months ended April 4, 2004 and March 30, 2003 was $14.78 and $5.76 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 4, 2004	March 30, 2003
Expected life (years)	4.5	4.3
Interest rate	3.0%	2.6%
Volatility	65.7%	68.7%
Dividend yield	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three months ended April 4, 2004 and March 30, 2003 was $8.68 and $4.90 per right, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	April 4, 2004	March 30, 2003
Expected life (years)	1.0	1.0
Interest rate	1.3%	1.2%
Volatility	44.5%	65.2%
Dividend yield	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	April 4, 2004	March 30, 2003
Net income (loss)	$40,247	$(76,498)
Foreign currency translation adjustments	583	(1,199)
Unrealized gain on marketable securities, net of applicable tax of $0	2,782	2,285
Reclassification adjustment for gain on marketable securities included in net income, net of applicable tax of $0	(963)	—

Comprehensive income (loss)	$42,649	$(75,412)

C.    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	April 4, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$6,219	$12,974	7.5 years
Service and software maintenance contracts and customer relationships	8,342	4,990	3,352	5.7 years
Tradenames and trademarks	3,800	1,148	2,652	8.0 years

Total intangible assets	$31,335	$12,357	$18,978	7.1 years

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$5,577	$13,616	7.5 years
Service and software maintenance contracts and customer relationships	8,342	4,840	3,502	5.7 years
Tradenames and trademarks	3,800	1,029	2,771	8.0 years

Total intangible assets	$31,335	$11,446	$19,889	7.1 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    Goodwill and Intangible Assets—(Continued)

In the first quarter of 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million which has been recorded in restructuring and other charges. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

Aggregate amortization expense for the quarters ended April 4, 2004 and March 30, 2003 was $0.9 million and $1.3 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2004 (remainder)	$2,732
2005	3,643
2006	3,643
2007	3,529
2008	2,962

Goodwill was reduced by $2.0 million in the Connection Systems segment for the three months ended April 4, 2004 as a result of the return of escrowed shares related to the Herco Technology, Corp. and Perception Laminates, Inc. acquisitions.

D.    Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended
	April 4, 2004	March 30, 2003
Net Income	$40,247	$(76,498)

Shares used in income (loss) per common share - basic	193,852	184,889
Effective of dilutive securities:
Employee and director stock options	6,022	—
Employee stock purchase rights	19	—

Dilutive potential common shares	6,041	—

Shares used in income (loss) per common share - diluted	199,893	184,889

Net income (loss) per common share - basic	$0.21	$(0.41)
Net income (loss) per common share - diluted	$0.20	$(0.41)

The computation of diluted income (loss) per common share for the three months ended April 4, 2004 excludes the effect of the potential exercise of options to purchase approximately 15.1 million shares because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. The computation of diluted income (loss) per common share for the three months ended March 30, 2003 excludes the effect of the potential exercise of options to purchase approximately 32.7 million shares because the effect would have been anti-dilutive. Diluted income (loss) per common share for the three months ended April 4, 2004 and March 30, 2003 also excludes 15.4 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

E.    Restructuring and Other Charges

The tables below represent activity related to restructuring charges taken in the first three months of 2004 and 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out $11 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $12 million as of April 4, 2004. Teradyne has subleased approximately 21% of its unoccupied space as of April 4, 2004 and is actively attempting to sublease the remaining space.

During the quarter ended April 4, 2004, Teradyne recorded restructuring and other charges for changes in estimates for charges taken in prior quarters. This activity is summarized below (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First quarter 2004 provision	(503)	(302)	935	—	130
Cash payments	—	(2,874)	(2,078)	—	(4,952)
Asset write-downs	503	—	—	—	503

Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942

During the first quarter of 2004, Teradyne settled the remaining lease obligation on a facility which resulted in a charge of $0.9 million.

The table below summarizes activity for the three months ended March 30, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First quarter 2003 provision	7,494	6,156	5,836	—	19,486
Cash payments	—	(5,359)	—	(969)	(6,328)
Asset write-downs	(7,494)	—	(5,836)	—	(13,330)

Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310

During the first quarter of 2003, Teradyne recorded charges of $7.5 million for certain long-lived assets held for sale consisting of facilities and machinery and equipment that were impaired as the estimated fair value was less than the carrying value of these assets. These assets have been sold or disposed of as of April 4, 2004.

Teradyne recorded a charge for severance and related benefits during the first quarter of 2003 of $6.2 million for approximately 340 employees terminated across all functional groups during the first quarter of 2003. All severance benefits have been paid to these employees as of April 4, 2004.

In the first quarter of 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million and were recorded in restructuring and other charges. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

F.    Other Income and Expense, net

Other income and expense, net for the three months ended April 4, 2004 and March 30, 2003 includes the following (in thousands):

	April 4, 2004	March 30, 2003
Gain on sale of an investment	$1,058	$—
Other than temporary impairment of investment	—	(2,592)
Fair value adjustment on warrants	(207)	(107)

Total	$851	$(2,699)

G.    Retirement Plans

Teradyne has defined benefit pension plans covering a majority of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code.

Components of net periodic pension cost for the first three months of 2004 and 2003 are as follows (in thousands):

	April 4, 2004	March 30, 2003
Net Periodic Benefit Cost:
Service cost	$1,604	$1,672
Interest cost	3,535	3,458
Expected return on plan assets	(3,200)	(2,765)
Amortization of unrecognized:
Net transition obligation	23	22
Prior service cost	215	215
Net loss	857	925

Total expense	$3,034	$3,527

Contributions

Teradyne previously disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003 that it is expected to contribute approximately $25 million to the pension plans in fiscal 2004. As of April 4, 2004, $8.3 million of contributions had been made. Teradyne anticipates contributing an additional $18.3 million to fund its pension plan in 2004 for a total of $26.6 million.

Postretirement benefit plans

In addition to receiving pension benefits, Teradyne’s U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical, dental and death benefits. Death benefits provide a fixed sum to retirees’ survivors and is available to all retirees.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.    Retirement Plans—(Continued)

Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Components of net periodic postretirement cost for the first three months of 2004 and 2003 are as follows (in thousands):

	April 4, 2004	March 30, 2003
Net Periodic Benefit Cost:
Service cost	$342	$278
Interest cost	491	465
Expected return on plan assets	—	—
Amortization of unrecognized:
Net assets (obligation)	72	72
Prior service cost	(18)	(18)
Net loss	117	93

Total expense	$1,004	$890

H.    Operating Segment Information

Teradyne has four principal operating segments which are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Assembly Test Systems, and Other Test Systems. These operating segments were determined based upon the nature of the products and services offered. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment sales are accounted for at fair value as if sales were to third parties. Operating segment information for the three months ended April 4, 2004 and March 30, 2003 follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended April 4, 2004:
Net revenue to unaffiliated customers	$274,116	$95,261	$33,376	$27,850	$—	$430,603
Intersegment sales	—	7,902	—	—	(7,902)	—

Net sales	274,116	103,163	33,376	27,850	(7,902)	430,603
Income (loss) before taxes (1)(2)	$48,958	$9,507	$(2,205)	$2,843	$(14,384)	$44,719

Three months ended March 30, 2003:
Net revenue to unaffiliated customers	$167,552	$91,869	$43,964	$31,191	$—	$334,576
Intersegment sales	—	4,383	—	—	(4,383)	—

Net sales	167,552	96,252	43,964	31,191	(4,383)	334,576
(Loss) income before taxes (1)(2)	$(37,076)	$(11,825)	$(20,297)	$1,348	$(7,448)	$(75,298)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Operating Segment Information—(Continued)

(1)	Income (loss) before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.
(2)	Included in the income (loss) before taxes for the following segments are charges for the first three months of 2004 and 2003 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory writedowns:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	April 4, 2004	March 30, 2003
Cost of revenues – inventory	$1,241	$1,200
Engineering and development – accelerated depreciation	—	452
Selling and administrative – accelerated depreciation	66	169
Restructuring charges	(307)	6,294

Total	$1,000	$8,115

Included in the Connection Systems segment are charges for the following (in thousands):

	April 4, 2004	March 30, 2003
Cost of revenues – inventory	$915	$(1,015)
Cost of revenues – accelerated depreciation	—	1,827
Restructuring charges	616	5,320

Total	$1,531	$6,132

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	April 4, 2004	March 30, 2003
Cost of revenues – inventory	$1,834	$1,477
Cost of revenues – accelerated depreciation	—	1,742
Engineering and development – accelerated depreciation	—	579
Selling and administrative – accelerated depreciation	—	1,071
Restructuring charges	(960)	6,981

Total	$874	$11,850

Included in the Other Test Systems segment are charges for the following (in thousands):

	April 4, 2004	March 30, 2003
Cost of revenues – inventory	$269	$6
Restructuring charges	59	486

Total	$328	$492

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Operating Segment Information—(Continued)

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	April 4, 2004	March 30, 2003
Other income and expense, net	$—	$2,592
Selling and administrative – accelerated depreciation	—	590
Restructuring charges	722	405

Total	$722	$3,587

I.    Commitments and Contingencies

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

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne filed its response to the lead plaintiff’s objection on March 2, 2004. Claims asserted in this case are similar to the claims asserted in the California securities case discussed above, which is pending in the Federal District Court in San Diego, California.

On May 23, 2003, Electro Mechanical Solutions, Inc. (“EMS”) and several affiliated debtors including PRECISMetals (collectively the “Debtors”) filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that Teradyne received payments in 2001 totaling $12.7 million from the Debtors in the 90 days prior to the bankruptcy filing and that these payments constitute avoidable preferential transfers. On June 30, 2003, Teradyne filed its answer and denied all liability. On January 6, 2004, the Debtors

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Commitments and Contingencies—(Continued)

and Teradyne entered into a settlement agreement, which was approved by order of the Bankruptcy Court on March 18, 2004 and became final and non-appealable on April 2, 2004. Pursuant to the settlement agreement and final order relating thereto, Teradyne paid EMS an immaterial amount in exchange for a full release of claims by the Debtors and the allowance in full of Teradyne’s $6.9 million unsecured claim in the ongoing bankruptcy proceeding.

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

In August of 2003, Teradyne was notified by one of its suppliers, Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”) of potential claims and liabilities relating to a supply agreement and course of dealings between CSC and Teradyne. On September 3, 2003, Teradyne terminated the supply and service agreement with CSC, although Teradyne continued to purchase from CSC until September 24, 2003. On September 24, 2003, CSC filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”). On October 16, 2003, Teradyne entered into an agreement with CSC allowing for post-Petition purchases. On January 29, 2004, CSC and Teradyne entered into a settlement agreement which was approved by order of the Bankruptcy Court on the same day and became final and non-appealable on February 9, 2004. Pursuant to the settlement agreement and final order relating thereto, Teradyne paid a total of $0.8 million to the estate and/or creditors of CSC for the purchase of spare parts, documented CSC specialized knowledge, the return of Teradyne’s dies and tools and a release of claims by the debtors relating to CSC’s estate.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in CSC, which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On September 24, 2003, CSC filed for bankruptcy protection as described above. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55 million.

Teradyne believes that it has meritorious defenses against the above unsettled claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the losses associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to the consolidated results of operations of any one period.

In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Commitments and Contingencies—(Continued)

Although there can be no assurance, there are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operations.

Guarantees and Indemnification Obligations

For “Guarantees and Indemnification Obligations” see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004. In addition to the guarantee and indemnification obligations set forth in our Annual Report, Teradyne occasionally guarantees the performance obligations and responsibilities of its subsidiary and affiliate companies.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(In thousands)
Net revenue	$430,603	$334,576

Net income (loss)	40,247	(76,498)

Percentage of net revenues:
Products	85%	83%
Services	15	17

Net revenues	100	100

Cost of revenues:
Cost of products	50	63
Cost of services	9	12

Gross profit	41	25

Operating expenses:

Engineering and development	15	21
Selling and administrative	15	20
Restructuring and other charges	0	6

Operating expenses	30	47

Income (loss) from operations	11	(22)
Other and interest, net	(1)	(1)

Income (loss) before income taxes	10	(23)
Provision for income taxes	1	0

Net income (loss)	9%	(23)%

Provision for income taxes as a percentage of income (loss) before income taxes	10%	(2)%

Results of Operations

Business Overview

We recorded net income in the first quarter of 2004 after eleven consecutive quarters of losses. Semiconductor Test Systems led the growth in revenue with an increase of over $106 million from the first quarter of last year. Net bookings increased to $551 million, the highest level since the fourth quarter of 2000. Shipment capacity is being increased in our Semiconductor Test Systems segment in response to this increased customer demand, while we continue to minimize fixed cost additions.

Bookings

Net bookings for our four principal operating segments were as follows (in millions, except percent change):

	For the Three Months Ended				Percent Change
	April 4, 2004		March 30, 2003
Semiconductor Test Systems	$372.4	67%	$151.9	52%	145%
Connection Systems	102.5	19	70.9	25	45
Assembly Test Systems	33.7	6	39.2	14	(14)
Other Test Systems	42.6	8	27.0	9	58

	$551.2	100%	$289.0	100%	91%

As total Semiconductor Test System orders more than doubled from the first quarter of 2003 to the first quarter of 2004, Semiconductor Test’s percentage of total bookings grew as well, increasing from 52% of total bookings in the first three months of 2003 to 67% for the first three months of 2004. The growth in orders was broadbased across all products, both new and existing, and was concentrated primarily in South East Asia and Taiwan, where total Semiconductor Test System orders tripled year over year. This growth was spurred by higher demand in a variety of markets, such as optical disk applications, cellular phone power management, graphics and chipsets for personal computers, smart card devices, broadband and other consumer devices.

The growth in Connection System orders was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in orders due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

Orders in Assembly Test Systems were down in the commercial business due to the sale of the manual X-ray, rework and AOI product lines, offset to a smaller extent by an increase in orders in the military/aerospace (“mil/aero”) business.

Other Test Systems’ order growth resulted from an increase in Broadband Test Systems bookings, primarily a result of the timing of significant hardware orders for voice line test from two large telecommunications providers in the first quarter of 2004, offset by a decrease in orders in Diagnostic Solutions. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal operating segments were as follows (in millions):

	April 4, 2004	March 30, 2003
Semiconductor Test Systems	$—	$2.3
Connection Systems	—	12.2
Assembly Test Systems	0.2	—
Other Test Systems	—	—

	$0.2	$14.5

The Connection Systems cancellations in the first quarter of 2003 were from major customers in the telecommunications and networking infrastructure industries, due principally to product program cancellations. Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarters of 2004 and 2003 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a materially adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	April 4, 2004	March 30, 2003
United States	27%	39%
Taiwan	20	4
South East Asia	20	17
Europe	18	23
Singapore	11	1
Japan	4	13
Rest of the World	0	3

	100%	100%

Backlog of unfilled orders for our four principal operating segments was as follows (in millions):

	April 4, 2004	March 30, 2003
Semiconductor Test Systems	$432.1	$210.7
Connection Systems	84.5	98.2
Assembly Test Systems	57.1	46.2
Other Test Systems	55.3	39.0

	$629.0	$394.1

Revenue

Net revenues for our four principal operating segments were as follows (in millions, except percent changes):

	For the Three Months Ended				Percent Change
	April 4, 2004		March 30, 2003
Semiconductor Test Systems	$274.1	64%	$167.5	50%	64%
Connection Systems	95.3	22	91.9	28	4
Assembly Test Systems	33.4	8	44.0	13	(24)
Other Test Systems	27.8	6	31.2	9	(11)

	$430.6	100%	$334.6	100%	29%

Semiconductor Test Systems revenue made up 64% of total revenue for the first three months of 2004, up from 50% a year ago. The growth in sales was broadbased among new and existing products and was spread over all regions, particularly in Singapore, Taiwan and Europe.

The growth in Connection System sales was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in sales due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

The decline in Assembly Test Systems sales was due primarily to a decrease in revenue in the commercial business from the sale of the manual X-ray, rework and AOI product lines as well as lower in-circuit test sales. Sales were also down in the mil/aero business.

Our sales by region as a percentage of total net sales were as follows:

	April 4, 2004	March 30, 2003
United States	33%	39%
Europe	17	20
South East Asia	16	14
Singapore	14	7
Taiwan	14	10
Japan	5	8
Rest of the World	1	2

	100%	100%

Product and service revenue breakout was as follows (in millions, except percent change):

	April 4, 2004	March 30, 2003	Percent Change
Product Revenue	$364,496	$277,231	31%
Service Revenue	66,107	57,345	15

	$430,603	$334,576	29%

Service revenue is derived from the servicing of our installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales and applications support.

Gross Margin

Our gross profit was as follows (in millions, except point change):

	April 4, 2004	March 30, 2003	Point Change
Gross Profit	$176.0	$84.1
Percent of Total Revenue	41%	25%	16

The gross margin improvement from the first quarter of 2003 to 2004 was a result of several factors including volume, product mix, manufacturing efficiencies, lower material costs, and shifts in business from lower margin segments to those with higher margins. An improvement of 7.7 points of gross margin is credited to a shift in our mix of revenues, with higher Semiconductor Test Systems content and a shift of Connection Systems business from EMS to connectors. Gross margin improvement of 6.8 points is attributed to reduced fixed manufacturing costs, including depreciation and facility costs resulting from past restructuring actions, coupled with increased sales volumes that resulted in higher utilization.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory provisions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written down to estimated net realizable value.

The provisions for excess and obsolete inventory were $4.3 million and $1.7 million for the three months ended April 4, 2004 and March 30, 2003, respectively. During the three months ended April 4, 2004, we scrapped $4.1 million of inventory and did not sell any previously written-down or written-off inventory. As of

April 4, 2004, we have inventory related reserves for amounts which had been written-down or written-off of $188.2 million. We have no pre-determined timeline to scrap the remaining inventory. We currently do not believe there is any material remaining exposure for the other products that we continue to actively market, although estimates of future demand may significantly differ from actual demand, which could result in additional provisions.

Engineering and Development

Engineering and development expenses were as follows (in thousands, except point change):

	April 4, 2004	March 30, 2003	Point Change
Engineering and Development	$64.7	$68.6
Percent of Total Revenue	15%	21%	(6)

The decrease of $3.9 million in engineering and development expenses is primarily the result of actions taken to reduce fixed costs while maintaining a strong commitment to sustained levels of investment in product research and development. The decrease can be attributed to the following:

•	$4 million for the salaries of permanent employees, offset by $1 million in increases in outsourced contract engineering; and

•	$1 million decrease in depreciation as a result of lower capital spending, asset writedowns and facility closures.

Selling and Administrative

Selling and administrative expenses were as follows (in thousands, except point change):

	April 4, 2004	March 30, 2003	Point Change
Selling and Administrative	$66.2	$67.4
Percent of Total Revenue	15%	20%	(5)

The decrease of $1.2 million in selling and administrative spending is due primarily to the following:

•	$2 million decrease for the salaries of permanent employees; and

•	$1 million in lower depreciation costs due to asset writedowns and capital spending cutbacks.

These decreases were offset by a $2 million increase for the accrual of profit sharing to be paid out in the third quarter of 2004.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges taken in the first three months of 2004 and 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out $11 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $12 million as of April 4, 2004. We have subleased approximately 21% of our unoccupied space as of April 4, 2004 and are actively attempting to sublease the remaining space.

During the quarter ended April 4, 2004, we recorded restructuring and other charges for changes in estimates for charges taken in prior quarters. This activity is summarized below (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First quarter 2004 provision	(503)	(302)	935	—	130
Cash payments	—	(2,874)	(2,078)	—	(4,952)
Asset write-downs	503	—	—	—	503

Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942

During the first quarter of 2004 we settled the remaining lease obligation on a facility which resulted in a charge of $0.9 million.

The table below summarizes activity for the three months ended March 30, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First quarter 2003 provision	7,494	6,156	5,836	—	19,486
Cash payments	—	(5,359)	—	(969)	(6,328)
Asset write-downs	(7,494)	—	(5,836)	—	(13,330)

Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310

During the first quarter of 2003, we recorded charges of $7.5 million for certain long-lived assets held for sale consisting of facilities and machinery and equipment that were impaired as the estimated fair value was less than the carrying value of these assets, all of which have been sold or disposed of as of April 4, 2004.

A charge for severance and related benefits was recorded during the first quarter of 2003 for $6.2 million for approximately 340 employees terminated across all functional groups during the first quarter of 2003, all of which have been paid as of April 4, 2004.

In the first quarter of 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million and were recorded in restructuring and other charges. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

Interest Income and Expense

Interest income decreased to $3.6 million for the first quarter of 2004 from $4.2 million in the first quarter of 2003, due primarily to a reduction in interest rates. Interest expense decreased to $4.6 million in the first quarter of 2004 from $5.4 million in the first quarter of 2003 as a result of the prepayment of our mortgage for our California properties in the third quarter of 2003.

Other Income and Expense, Net

Other income and expense, net for the three months ended April 4, 2004 and March 30, 2003, respectively, includes the following (in thousands):

	April 4, 2004	March 30, 2003
Gain on sale of an investment	$1,058	$—
Other than temporary impairment of investment	—	(2,592)
Fair value adjustment on warrants	(207)	(107)

Total	$851	$(2,699)

Income Taxes

In the fourth quarter of 2002, we recorded a tax provision to establish a full valuation allowance against our net deferred tax assets. As a result of a review undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized. The tax expense in the first quarter of 2004 and 2003 relates primarily to a tax provision for foreign taxes. In the first quarter of 2004 and 2003, tax expense was recorded using an effective tax rate of 10% and 2%, respectively.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $31 million in the first three months of 2004, to $617 million. Cash activity for the first three months of 2004 and 2003 was as follows (in millions):

	April 4, 2004	March 30, 2003
Cash provided by (used for) operating activities:
Cash provided by (used for) net income (loss), adjusted for non-cash items	76.2	(18.5)
Changes in operating assets and liabilities, net of product lines sold	(35.2)	(25.9)

Total cash provided by (used for) operating activities	41.0	(44.4)
Cash used for investing activities	(72.7)	(6.1)
Cash provided by financing activities	26.2	18.9

Total cash used	(5.5)	(31.6)

Changes in operating assets and liabilities, net of product lines sold used cash of $35 million in the first three months of 2004 due to increased accounts receivable and inventory balances, offset by decreases in accounts payable, deferred revenue and accruals. Accounts receivable balances increased $25.7 million, primarily in the Semiconductor Test segment, due to an increase in sales offset by a decrease in days sales outstanding from 63 days in the first quarter of 2003 to 54 days in the first quarter of 2004, based on annualized quarterly revenues, as a result of improved collections. Inventory increased $26.0 million in the first quarter of 2004 due primarily to volume increases in our Semiconductor Test Systems segment. Accounts payable, deferred revenue and accrual balances had a net increase of $11.1 million, which was partially offset by a contribution to our U.S. Qualified Pension Plan of approximately $8 million. We plan to contribute an additional $18 million to the U.S. Qualified Pension Plan in the remainder of 2004. Changes in operating assets and liabilities, net of product lines sold used cash of $25.9 million in the first three months of 2003, primarily due to an increase in accounts receivable balances offset by a decrease in inventory.

Investing activities consist of purchases, the sale and maturity of marketable securities, proceeds from the sale of businesses, proceeds from asset disposals, proceeds from the sale of product lines, cash paid for assets and purchases of capital assets. Capital expenditures, including internally manufactured equipment, increased by

$21.0 million in the first three months of 2004 compared to the first three months of 2003 across all operating segments.

Financing activities represent the sale of our common stock. The increase of $7.4 million from the first three months of 2003 to the first three months of 2004 is due primarily to stock option exercises.

We believe our cash, cash equivalents and marketable securities balance of $617 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Of the stock options we granted in 2003, 87% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first three months of 2004, and the years ended December 31, 2003 and 2002 follows (in thousands):

	Three Months Ended April 4, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Outstanding at beginning of period	29,923	33,421	29,750
Options granted	6,210	6,659	7,205
Options exercised	(372)	(7,115)	(1,152)
Options canceled	(436)	(3,042)	(2,382)

Outstanding at end of period	35,325	29,923	33,421

Exercisable at the end of the period	17,768	16,949	19,296

Available for grant at beginning of period	21,401	25,018	29,841
Grants	(6,210)	(6,659)	(7,205)
Cancellations	436	3,042	2,382
Additional shares reserved	—	—	—

Available for grant at end of period	15,627	21,401	25,018

Employee and Executive Option Grants

	Three Months Ended April 4, 2004	Year Ended December 31,
		2003	2002
Net grants during the period as a percentage of outstanding shares at the end of such period	2.98%	1.88%	2.63%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.40%	0.42%	0.44%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	12.50%	12.28%	11.42%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	11.97%	11.54%	10.33%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers for the three months ended April 4, 2004.

Summary of in-the-money and out-of the-money option information at April 4, 2004 (shares in thousands):

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	7,390	$18.99	11,216	$15,92	18,606	$17.14
Out-of-the-Money(1)	10,378	32,95	6,341	27.89	16,719	31.03

Total Options Outstanding	17,768	$27.14	17,556	$20.24	35,324	$23.71

(1)	Out-of-the-money options are those options with an exercise price equal to or above $25.36, the closing price of our common stock on April 4, 2004.

Executive Options

Options granted to Named Executive Officers, during the the three months ended April 4, 2004:

	Number of Securities Underlying Options	Individual Grants
		Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	250,000	4.09%	$27.06	1/28/11	$2,754,034	$6,418,071
Gregory R. Beecher	95,000	1.55	27.06	1/28/11	1,046,533	2,438,867
Michael A. Bradley	150,000	2.45	27.06	1/28/11	1,652,421	3,850,843
John M. Casey	76,000	1.24	27.06	1/28/11	837,226	1,951,094
Edward Rogas, Jr.	110,000	1.80	27.06	1/28/11	1,211,775	2,823,951
Richard E. Schneider	95,000	1.55	27.06	1/28/11	1,046,533	2,438,867

(1)	Based on April 4, 2004 total of 6,119,595 shares subject to options granted in the first three months of 2004 to employees under our option plans.
(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers during the first quarter of 2004 and as of April 4, 2004:

Name	Shares Acquired During First Quarter of 2004	Value Realized	Number of Securities Underlying Unexercised Options at April 4, 2004		Values of Unexercised In-the Money Options at April 4 , 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	0	$0.00	817,569	890,000	3,237,522	5,748,600
Gregory R. Beecher	0	0.00	188,711	262,250	665,886	1,660,100
Michael A. Bradley	0	0.00	284,381	342,000	970,751	2,022,390
John M. Casey	0	0.00	201,771	210,300	634,370	1,379,300
Edward Rogas, Jr.	0	0.00	281,381	310,000	970,751	2,022,390
Richard E. Schneider	0	0.00	185,161	255,800	795,906	1,727,080

(1)	Option values based on stock price of $25.36, the closing price of our common stock on April 4, 2004

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in Note B: “Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2003, we maintain three equity compensation plans under which equity securities are authorized for issuance to our employees, directors and/or consultants:

1)	1991 Employee Stock Option Plan;

2)	1997 Employee Stock Option Plan; and

3)	1996 Non-Employee Director Stock Option Plan

The purpose of these plans is to promote our interests by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants. Except for the 1997 Employee Stock Option Plan, each of the foregoing plans was approved by our shareholders.

The following table presents information about these plans as of April 4, 2004 (shares in thousands):

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
Stock option plans approved by shareholders	6,112	$23.99	2,185
Stock option plans not approved by shareholders(1)	28,920	23.16	13,445

Total	35,032	$23.31	15,630

(1)	In connection with the acquisition of GenRad, Inc. in October, 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of April 4, 2004, there were outstanding options exercisable for an aggregate of 293 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $71.92 per share.

For further information on our stock option plans see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Risk Factors

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2003.

Our Business Is Impacted by the Slowdown in Economies Worldwide.

Capital equipment providers in the electronics and semiconductor industries, such as Teradyne, were negatively impacted by the slowdown in the global economies, and resulting reductions in customer capital investments, that began in the second half of 2000. Future slowdowns in global economies and reductions in customer capital investments, which may adversely impact our business, are difficult to predict.

Current Geopolitical Turmoil and the Continuing Threat of Domestic and International Terrorist Attacks May Adversely Impact Our Revenues.

International turmoil, exacerbated by the war in Iraq and tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As we sell and manufacture products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at those locations which could increase our operating costs and which may adversely affect our business. These conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Our Business is Dependent on the Current and Anticipated Market for Electronics.

Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The market demand for electronics had been impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities which began in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems we manufacture and market. We believe that the markets for newer generations of electronic products such as those that we manufacture and market will also be subject to similar fluctuations. We are dependent on the timing of orders from our customers and the deferral or cancellation of previous customer orders could have an adverse effect on our results of operations. We cannot assure that any increase in revenues or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results.

We Have Taken Measures to Address the Past Slowdown in the Market for Our Products Which Could Have Long-term Negative Effects on Our Business.

During 2001, 2002 and 2003, we took measures to address the slowdown in the market for our products. In particular, we reduced our workforce, closed and/or sold facilities, discontinued certain product lines, implemented material cost reduction programs and reduced planned capital expenditures and expense budgets. Each measure we took to address the slowdown could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, increasing our debt, and making it more difficult to respond to customers or competitors, as the market and customer orders turn around.

We May Not Be Able to Adequately Address a Rapid Increase in Customer Demand.

Because we took measures during the past three years to scale back operations and reduce expenses in response to decreased customer demand for products and services, we may not be able to satisfy a rapid increase in customer demand. Our ability to meet rapid increases in customer demand is also, to a certain extent, dependant upon the ability of our suppliers and contractors to meet increased product or delivery requirements, over which we have little or no control.

Our Business May Be Adversely Impacted by Acquisitions Which May Affect Our Ability to Manage and Maintain Our Business.

Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	the inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	the inability to retain the management, key personnel and other employees of an acquired business;

•	the inability to retain the customers of an acquired business;

•	the possibility that our reputation will be adversely affected by customer satisfaction problems of an acquired business;

•	potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;

•	the amortization of acquired identifiable intangibles, which may adversely affect our reported results of operations; and

•	litigation which has or which may arise in the future in connection with such acquisitions.

For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending in Federal District Court, San Diego, California, by the former owners of those companies naming as defendants Teradyne and two of our executive officers. This case is further described in “Item 1: Legal Proceedings” in this Form 10-Q.

Additionally, in 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. This case is further described in “Item 1: Legal Proceedings” in this Form 10-Q.

In addition to the foregoing, any acquired business could significantly underperform relative to our expectations.

We Currently Face, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. A motion was filed to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. On March 2, 2004, we filed our response to the lead plaintiffs objection. Claims asserted in this case are similar to the claims asserted in the case discussed above, which is pending in the Federal District Court in San Diego, California. We believe we have meritorious defenses to the claims and will defend ourselves vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on our financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on our financial position or results of operations.

Our Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Our Ability to Manage and Maintain Our Business.

Since our inception, we have divested certain lines of business. In the future, we may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	disruptions and other effects caused by the divestiture of a line of business on our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	customer satisfaction problems caused by the loss of a divested line of business;

•	restructuring, inventory and other charges which may affect our results of operations; and

•	the decreased diversification of our product lines caused by the divestiture of a line of business which may make our operating results subject to increased market fluctuations.

If We Are Unable to Protect Our Intellectual Property, We May Lose a Valuable Asset or May Incur Costly Litigation to Protect Our Rights.

Our products incorporate technology that we protect in several ways, including patents, copyrights and trade secrets (“IP”). While we believe that our IP has value in the aggregate, no single element of our IP is in itself essential. If a significant portion of our IP is invalidated or ineffective, our business could be materially adversely affected. In addition, we receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products, or could require a lengthy and expensive defense which could adversely affect our operating results.

If We Fail to Develop New Technologies to Adapt to Our Customers’ Needs and if Our Customers Fail to Accept Our New Products, Our Revenues Will Be Adversely Affected.

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. The development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development and introduction depends upon a number of factors, including:

•	new product selection;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing; and

•	assembly processes and product performance at customer locations.

We Are Subject to Intense Competition.

We face significant competition throughout the world in each of our operating segments. Some of our competitors have substantial financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in revenues or loss of market acceptance of our products. Moreover, increased competitive pressure could lead to intensified price based competition, which could materially adversely affect our business, financial condition and results of operations.

We Are Subject to Risks of Operating Internationally.

A significant portion of our total revenue is derived from customers outside the United States. Our international sales and operations are subject to significant risks and difficulties, including:

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

In addition, an increasing portion of our products are sourced or manufactured in foreign locations, including China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

Our Business May Suffer if We Are Unable to Attract and Retain Key Employees.

Competition for employees with skills we require is intense in the high technology industry. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, our inability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.

If Our Suppliers do not Meet Product or Delivery Requirements, We Could Have Reduced Revenues and Earnings.

Certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Approximately 30% of material purchases require some custom work where having multiple suppliers would be cost prohibitive. If any of our suppliers were to cancel contracts or commitments or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased quarterly revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on contract manufacturers for certain subsystems used in our products, and our ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom we do not exercise any control.

We are also dependent on the financial strength of our suppliers and may be subject to litigation arising from our relationships with suppliers and others. For example, on September 24, 2003, one of our suppliers filed a petition for Chapter 11 bankruptcy. Subsequently, on April 30, 2004 we were sued by an investor in that supplier. While the loss of this supplier has not had a material adverse effect on our business, results of operations or financial condition, there can be no assurance that the loss of other suppliers either as a result of bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

We May Incur Significant Liabilities if We Fail to Comply With Environmental Regulations.

We are subject to environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of April 4, 2004, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

We Have Substantially Increased Our Indebtedness.

On October 24, 2001, we completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due 2006 and received net proceeds of $389 million. As a result, we have incurred approximately $400 million principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. The level of our indebtedness, among other things, could:

•	make it difficult to make payments on our debt and other obligations;

•	make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures;

•	limit our flexibility in planning for, or reacting to changes in our business and the industries in which we compete;

•	place us at a possible competitive disadvantage with respect to less leveraged competitors and competitors that have better access to capital resources; and

•	make us more vulnerable in the event of a downturn in our business.

There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

We May Not Be Able to Satisfy Certain Obligations in the Event of a Change in Control.

The indenture governing the Notes contains provisions that apply to a change in control of Teradyne. If a “change in control” occurs, the holders of the Notes have the right to require us to repurchase all of the Notes not previously called for redemption. The price that we are required to pay is 100% of the principal amount of the Notes to be repurchased, together with interest accrued but unpaid to, but excluding, the repurchase date. At our option and subject to the satisfaction of certain conditions, instead of paying the repurchase price in cash, we may pay the repurchase price in common stock valued at 95% of the average of the closing prices of common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date. If we are required to repurchase the Notes, there is no guarantee that we will have enough funds to pay such amounts.

As a result, a change in control could have a material adverse effect on our business, results of operations or financial condition.

We May Not Be Able to Pay Our Debt and Other Obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or certain of our other obligations, we would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results. In addition, we cannot assure that we would be able to repay amounts due in respect of the Notes if those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we cannot assure that we will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity.

We May Need Additional Financing, Which Could Be Difficult to Obtain.

We expect that our existing cash and marketable securities and cash generated from operations will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the next twelve months. However, we have a finite amount of cash and in the event we may need to raise additional funds, due to on-going losses or other reasons, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

If We Are Required to Account for Options Under Our Employee Stock Plans as a Compensation Expense, Our Reported Operating Results Will Be Adversely Affected.

There has been an increasing public debate about the proper accounting treatment for employee stock options. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net income (loss) and net income (loss) per share in a footnote to the consolidated financial statements. If future laws and regulations require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, our reported operating results will be adversely affected. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net income (loss) and net income (loss) per share if it had been in effect during the three months ended April 4, 2004 and March 30, 2003. Included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are additional stock-based compensation disclosures.

Provisions of Our Charter and By-Laws and Massachusetts Law Make a Takeover of Teradyne More Difficult.

Our basic corporate documents, our stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in control, even if a change in control might be regarded as beneficial to some or all of our stockholders.

Our Operating Results Are Likely to Fluctuate Significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors set out below are expected to impact future operations:

•	competitive pressures on selling prices;

•	our ability to introduce and the market acceptance of new products planned for 2004 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2004 and beyond, and the expansion of manufacturing and engineering operations in Asia;

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products; and

•	impairment charges for certain long-lived assets.

In particular, due to the introduction of a number of new, complex test systems in 2003 and the planned introduction of other systems in 2004 and beyond, there can be no assurance that we will not experience delays in shipment of our products or that our products will achieve customer acceptance.

As a result of the foregoing and other factors, we have and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

Guarantees and Indemnification Obligations

For “Guarantees and Indemnification Obligations” see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 15, 2004. In addition to the guarantee and indemnification obligations set forth in our Annual Report, we occasionally guarantee the performance obligations and responsibilities of our subsidiary and affiliate companies.

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 15, 2004. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2003.

Item 4:    Controls and procedures.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of a control system is based in part upon certain assumptions of the likelihood of certain future events, and there can be no assurance that any design will succeed in achieving its goals under all possible future conditions. Because of inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of our executive officers. The case is now pending in Federal District Court, in San Diego, California. We filed a motion to dismiss the complaint in its entirety on behalf of Teradyne and the two individual defendants. The court granted the motion in part, and the only remaining claims were that the sale of our common stock to the former owners violated certain California securities statutes and common law and that we had breached certain contractual obligations in the agreements relating to the acquisitions. Our subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. We opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). A small portion of the original complaint relating to alleged fraud in connection with setting the transaction price remains pending before the District Court. We have answered and denied all liability. Discovery proceedings are continuing.

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. We filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. We filed our response to the lead plaintiff’s objection on March 2, 2004. We believe we have meritorious defenses to the claims and will defend itself vigorously. Claims asserted in this case are similar to the claims asserted in the California securities case discussed above, which is pending in the Federal District Court in San Diego, California.

On May 23, 2003, Electro Mechanical Solutions, Inc. (“EMS”) and several affiliated debtors including PRECISMetals (collectively the “Debtors”) filed a complaint against Teradyne in the U.S. Bankruptcy Court for the Northern District of California alleging that we received payments in 2001 totaling $12.7 million from the Debtors in the 90 days prior to the bankruptcy filing and that these payments constitute avoidable preferential transfers. On June 30, 2003, we filed our answer and denied all liability. On January 6, 2004, the Debtors and Teradyne entered into a settlement agreement, which was approved by order of the Bankruptcy Court on March 18, 2004 and became final and non-appealable on April 2, 2004. Pursuant to the settlement agreement and final order relating thereto, we paid EMS an immaterial amount in exchange for a full release of claims by the Debtors and the allowance in full of our $6.9 million unsecured claim in the ongoing bankruptcy proceeding.

In 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In August of 2003, we were notified by one of our suppliers, Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”) of potential claims and liabilities relating to a supply agreement and course of dealings between CSC and Teradyne. On September 3, 2003, we terminated the supply and service agreement with CSC, although we continued to purchase from CSC until September 24, 2003. On September 24, 2003, CSC filed a petition for Chapter 11 bankruptcy in the U.S. Bankruptcy Court for the Northern District of Illinois (the “Petition”). On October 16, 2003, we entered into an agreement with CSC allowing for post-Petition purchases. On January 29, 2004, we entered into a settlement agreement with CSC which was approved by order of the Bankruptcy Court on the same day and became final and non-appealable on February 9, 2004. Pursuant to the settlement agreement and final order relating thereto, we have paid a total of $0.8 million to the estate and/or creditors of CSC for the purchase of spare parts, documented CSC specialized knowledge, the return of our dies and tools and a release of claims by the debtors relating to CSC’s estate.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in CSC, which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On September 24, 2003, CSC filed for bankruptcy protection as discussed above. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55 million.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the losses associated with all of these actions will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations of any one period.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

Item 6:    Exhibits and Reports on Form 8-K

(a): Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

(b): Reports on Form 8-K

(1) A Current Report on Form 8-K was filed on January 12, 2004 announcing, pursuant to Item 5, the hiring and appointment of Jeffrey R. Hotchkiss as President of the Assembly Test Division, replacing John M. Casey, who was promoted to and appointed as Senior Vice President of Teradyne’s operations in Asia, both effective immediately.

(2) A Current Report on Form 8-K was filed on January 15, 2004, furnishing, pursuant to Item 12, information relating to Teradyne’s fourth quarter and year ended December 31, 2003 financial results.

(3) A Current Report on Form 8-K was filed on April 2, 2004 announcing, pursuant to Item 5, Teradyne’s President, Michael A. Bradley, was elected a Director of Teradyne, Inc., effective immediately and that Mr. Bradley was also appointed Chief Executive Officer of Teradyne, Inc., effective May 27, 2004. The press release also stated that George W. Chamillard would continue as Teradyne’s Chairman.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer) May 14, 2004