Form 10-Q
period 2004-07-04
TERADYNE INC
filed 2004-08-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 30, 2004 was 194,124,642 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4, 2004	December 31, 2003
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$224,335	$228,444
Marketable securities	104,849	60,974
Accounts receivable, net of allowance for doubtful accounts of $5,691 and $5,986 on July 4, 2004 and December 31, 2003, respectively	295,453	229,532
Inventories:
Parts	134,218	109,538
Assemblies in process	149,692	105,396

	283,910	214,934
Prepayments and other current assets	34,603	35,393

Total current assets	943,150	769,277
Property, plant, and equipment, at cost	1,313,382	1,305,254
Less: accumulated depreciation	(774,913)	(760,885)

Net property, plant, and equipment	538,469	544,369
Marketable securities	320,203	296,618
Goodwill	116,176	118,203
Other assets	49,834	56,895

Total assets	$1,967,832	$1,785,362

LIABILITIES
Current liabilities:
Notes payable—banks	$7,217	$7,272
Current portion of long-term debt	308	310
Accounts payable	130,942	74,097
Accrued employees’ compensation and withholdings	87,575	91,244
Deferred revenue and customer advances	34,698	25,391
Other accrued liabilities	66,553	75,125
Income taxes payable	13,179	7,376

Total current liabilities	340,472	280,815
Pension liability	82,573	93,878
Long-term other accrued liabilities	47,977	53,441
Convertible senior notes	400,000	400,000
Other long-term debt	7,486	7,658

Total liabilities	878,508	835,792

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 194,095 and 218,628 shares issued and 194,095 and 191,973 shares outstanding at July 4, 2004 and December 31, 2003, respectively	27,598	27,329
Additional paid-in capital	763,670	1,294,661
Accumulated other comprehensive loss	(59,167)	(51,846)
Retained earnings	357,223	236,483
Treasury shares, at cost, 26,655 shares at December 31, 2003	—	(557,057)

Total shareholders’ equity	1,089,324	949,570

Total liabilities and shareholders’ equity	$1,967,832	$1,785,362

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands, except per share amounts)
Net revenues:
Products	$466,802	$276,394	$840,769	$557,659
Services	59,661	55,135	116,297	108,446

Net revenues	526,463	331,529	957,066	666,105

Cost of revenues:
Cost of products	259,500	203,781	474,902	414,708
Cost of services	40,335	39,140	79,561	78,683

Gross profit	226,628	88,608	402,603	172,714

Operating expenses:
Engineering and development	66,914	63,804	131,608	132,389
Selling and administrative	69,991	61,512	136,233	128,914
Restructuring and other charges	152	13,378	282	32,864
Gain on sale of business	(865)	—	(865)	—

Operating expenses	136,192	138,694	267,258	294,167

Income (loss) from operations	90,436	(50,086)	135,345	(121,453)
Interest income	3,470	3,299	7,061	7,478
Interest expense	(4,895)	(5,402)	(9,527)	(10,813)
Other income and expense, net	426	1,400	1,277	(1,299)

Income (loss) before income taxes	89,437	(50,789)	134,156	(126,087)
Income tax expense	8,944	1,700	13,416	2,900

Net income (loss)	$80,493	$(52,489)	$120,740	$(128,987)

Net income (loss) per common share—basic	$0.41	$(0.28)	$0.62	$(0.70)

Shares used in calculations of net income (loss) per common share—basic	194,015	185,465	193,934	185,177

Net income (loss) per common share—diluted	$0.39	$(0.28)	$0.60	$(0.70)

Shares used in calculations of net income (loss) per common share—diluted	213,486	185,465	214,383	185,177

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 4, 2004	June 29, 2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$120,740	$(128,987)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	61,687	76,069
Amortization	2,922	3,808
Impairment of long-lived assets	277	13,988
(Gain) loss on sale of product lines	(865)	8,048
Provision for inventory	6,563	5,592
Provision for doubtful accounts	94	842
Other non-cash items, net	377	4,578
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(66,015)	(49,143)
Inventories	(53,780)	35,387
Other assets	3,648	(18,553)
Accounts payable, deferred revenue and accrued expenses	37,517	24,494
Accrued income taxes	5,803	(2,487)

Net cash provided by (used for) operating activities	118,968	(26,364)

Cash flows from investing activities:
Additions to property, plant and equipment	(24,778)	(13,753)
Increase in equipment manufactured by Teradyne	(53,688)	(23,318)
Proceeds from asset disposal	—	5,964
Proceeds from sale of product lines	865	2,114
Purchases of available-for-sale marketable securities	(135,907)	(106,619)
Maturities of available-for-sale marketable securities	62,301	75,989
Maturities of held-to-maturity marketable securities	—	29,905

Net cash used for investing activities	(151,207)	(29,718)

Cash flows from financing activities:
Payments of long term debt and notes payable	(229)	(590)
Issuance of common stock under employee stock option and stock purchase plans	28,359	43,055

Net cash flows provided by financing activities	28,130	42,465

Decrease in cash and cash equivalents	(4,109)	(13,617)
Cash and cash equivalents at beginning of period	228,444	251,521

Cash and cash equivalents at end of period	$224,335	$237,904

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    The Company

Teradyne, Inc. is a leading supplier of automatic test equipment and a leading provider of high performance interconnection systems.

Teradyne’s automatic test equipment products include systems that:

•	test semiconductors (“Semiconductor Test Systems”);

•	test and inspect circuit-boards (“Assembly Test Systems”);

•	diagnose and test automotive electronics systems (“Diagnostic Solutions”); and

•	test voice and broadband access networks (“Broadband Test Systems”).

Teradyne’s interconnection systems products and services (“Connection Systems”) include:

•	high bandwidth backplane assemblies and associated connectors used in electronic systems; and

•	high performance circuits and connectors.

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

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Balance at beginning of period	$11,436	$9,087
Accruals for warranties issued during the period	12,083	8,416
Accruals related to pre-existing warranties (including changes in estimates)	(657)	971
Settlements made during the period	(7,510)	(7,833)

Balance at end of period	$15,352	$10,641

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Balance at beginning of period	$1,650	$2,134
Deferral of new extended warranty revenue	1,872	563
Recognition of extended warranty deferred revenue	(558)	(1,205)

Balance at end of period	$2,964	$1,492

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the three and six months ended July 4, 2004 and June 29, 2003 would have been the following (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income (loss) as reported	$80.5	$(52.5)	$120.7	$(129.0)
Deduct: Total stock-based employee compensation expense determined under fair value method	(17.9)	(27.7)	(51.3)	(48.4)
Pro forma net income (loss)	62.6	(80.2)	69.4	(177.4)
Net income (loss) per common share - basic as reported	0.41	(0.28)	0.62	(0.70)
Net income (loss) per common share - diluted as reported	0.39	(0.28)	0.60	(0.70)
Net income (loss) per common share - basic pro forma	0.32	(0.43)	0.36	(0.96)
Net income (loss) per common share - diluted pro forma	0.31	(0.43)	0.36	(0.96)

The weighted average grant date fair value for options granted during the three months ended July 4, 2004 and June 29, 2003 was $11.98 and $6.42 per option, respectively, and for the six months ended July 4, 2004 and June 29, 2003 was $14.60 and $6.40 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Expected life (years)	4.5	4.4	4.5	4.4
Interest rate	3.6%	2.5%	3.0%	2.5%
Volatility	64.7%	68.2%	65.7%	68.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three and six months ended July 4, 2004 and June 29, 2003 was $6.93 and $5.74 per right, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Expected life (years)	1.0	1.0	1.0	1.0
Interest rate	1.3%	1.1%	1.3%	1.1%
Volatility	44.9%	65.4%	44.9%	65.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.    Accounting Policies—(Continued)

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on derivative instruments, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	July 4, 2004	June 29, 2003
Net income (loss)	$80,493	$(52,489)
Foreign currency translation adjustments	(289)	1,151
Change in unrealized loss on derivative instruments	(289)	—
Unrealized (loss) gain on marketable securities, net of applicable tax of $0	(9,145)	4,411

Comprehensive income (loss)	$70,770	$(46,927)

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Net income (loss)	$120,740	$(128,987)
Foreign currency translation adjustments	294	(48)
Change in unrealized loss on derivative instruments	(289)	—
Unrealized (loss) gain on marketable securities, net of applicable tax of $0	(6,363)	6,696
Reclassification adjustment for gain on marketable securities included in net income (loss), net of applicable tax of $0	(963)	—

Comprehensive income (loss)	$113,419	$(122,339)

C.    Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	July 4, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$6,861	$12,332	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,140	3,202	5.7 years
Tradenames and trademarks	3,800	1,267	2,533	8.0 years

Total intangible assets	$31,335	$13,268	$18,067	7.2 years

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$5,577	$13,616	7.5 years
Service and software maintenance contracts and customer relationships	8,342	4,840	3,502	5.7 years
Tradenames and trademarks	3,800	1,029	2,771	8.0 years

Total intangible assets	$31,335	$11,446	$19,889	7.1 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.    Goodwill and Intangible Assets—(Continued)

In the first quarter of 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million, which has been recorded in restructuring and other charges for the six months ended June 29, 2003. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

Aggregate amortization expense for the three months ended July 4, 2004 and June 29, 2003 was $0.9 million and $1.2 million, respectively. Aggregate amortization expense for the six months ended July 4, 2004 and June 29, 2003 was $1.8 million and $2.5 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2004 (remainder)	$1,821
2005	3,643
2006	3,643
2007	3,529
2008	2,962

Goodwill in the Connection Systems segment was reduced by $2.0 million during the six months ended July 4, 2004 as a result of the return of escrowed shares related to the Herco Technology, Corp. and Perception Laminates, Inc. acquisitions.

D.    Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net income (loss)	$80,493	$(52,489)	$120,740	$(128,987)
Income impact of assumed conversion of convertible debentures	3,668	—	7,337	—

Net income (loss) - diluted	$84,161	$(52,489)	$128,077	$(128,987)

Shares used in income (loss) per common share - basic	194,015	185,465	193,934	185,177
Effect of dilutive securities:
Incremental shares from assumed conversion of notes payable	15,385	—	15,385	—
Employee and director stock options	4,005	—	5,014	—
Employee stock purchase rights	81	—	50	—

Dilutive potential common shares	19,471	—	20,449	—

Shares used in income (loss) per common share - diluted	213,486	185,465	214,383	185,177

Net income (loss) per common share - basic	$0.41	$(0.28)	$0.62	$(0.70)

Net income (loss) per common share - diluted	$0.39	$(0.28)	$0.60	$(0.70)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.    Net Income (Loss) per Common Share—(Continued)

The computation of diluted income (loss) per common share for the three and six months ended July 4, 2004 excludes the effect of the potential exercise of options to purchase approximately 17.0 million and 16.0 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. All options and equivalent shares related to the convertible notes outstanding in the three and six months ended June 29, 2003 were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive. As of June 29, 2003 there were 36.1 million options outstanding. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and six months ended July 4, 2004 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share” (“SFAS 128”). In using the “if converted” method, $3.7 million and $7.3 million of interest expense related to the convertible notes for the three and six months ended July 4, 2004, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income.

E.    Treasury Stock

Effective July 1, 2004, the Massachusetts Business Corporation Act was revised to eliminate the use of treasury shares by Massachusetts corporations. As a result, all of Teradyne’s treasury shares were automatically converted to unissued shares on July 1, 2004.

F.    Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three and six months ended July 4, 2004 and June 29, 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $6.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13.0 million as of July 4, 2004. Teradyne has subleased approximately 23% of its unoccupied space as of July 4, 2004 and is actively attempting to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended July 4, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942
Second quarter 2004 provision (reversal)	(100)	(458)	1,201	(491)	152
Cash payments	—	(1,868)	(5,880)	375	(7,373)
Asset write-downs	100	—	—	—	100

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Restructuring and Other Charges—(Continued)

The table below summarizes the liability and activity for the six months ended July 4, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First six months 2004 provision (reversal)	(603)	(760)	2,136	(491)	282
Cash payments	—	(4,742)	(7,958)	375	(12,325)
Asset write-downs	603	—	—	—	603

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

In the second quarter of 2004, Teradyne recorded a charge of $1.2 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Semiconductor Test Systems segment recorded $0.2 million of this charge, and $1.0 million was recorded in the Assembly Test Systems segment. During the six months ended July 4, 2004 Teradyne recorded a charge of $2.1 million, consisting of $1.2 million of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term, and $0.9 million in the Connection Systems segment for a settlement of the remaining lease obligation on a facility.

During the three and six months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $0.8 million and $1.9 million, respectively. This revision is offset by charges taken for severance and related benefits of $0.3 million and $1.1 million for the three and six months ended July 4, 2004, respectively. There were approximately 13 and 23 employees terminated in the first and second quarters of 2004, respectively, across Teradyne. As of July 4, 2004, $2.3 million in severance and benefits remains unpaid and is included in accrued employees’ compensation and withholdings.

During the three and six months ended July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.9 million from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

The table below summarizes the liability and activity for the three months ended June 29, 2003, relating to restructuring and other charges (in thousands):

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Restructuring and Other Charges—(Continued)

The table below summarized the liability and activity for the six months ended June 29, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First six months of 2003 provision	13,988	9,563	6,891	2,422	32,864
Cash payments	—	(9,829)	—	(3,381)	(13,210)
Asset write-downs	(13,988)	—	(6,891)	—	(20,879)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

During the three months ended June 29, 2003, Teradyne recorded charges of $6.5 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets. The charge for the Connection Systems segment of $3.8 million included $2.5 million related to the decision to sell a facility in Laverne, CA, $1.1 million for the impairment of manufacturing assets held for sale, and $0.2 million for a reduction in the fair value of a property held for sale in Nashua, NH. The charge for the Semiconductor Test Systems segment of $2.4 million included $1.9 million related to a reduction in the fair value of properties held for sale in Agoura Hills, CA and $0.5 million for the impairment of manufacturing assets held for sale. The charge for the Assembly Test Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. The charge for the properties held for sale resulted from deterioration in real estate market conditions.

During the six months ended June 29, 2003, Teradyne recorded charges of $14.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets. The charge for the Connection Systems segment of $8.2 million includes $3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, $2.5 million related to the decision to sell a facility in Laverne, CA, and $2.4 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $5.5 million related primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from deterioration in real estate market conditions. The charge in the Assembly Test Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale.

Teradyne recorded a charge for severance and related benefits during the three and six months ended June 29, 2003 of $3.4 million and $9.6 million, respectively. There were approximately 120 employees terminated in the second quarter of 2003 and 460 employees terminated in the first six months of 2003 across Teradyne.

During the three and six months ended June 29, 2003, Teradyne recorded a charge of $2.3 million and $8.1 million, respectively, for the loss on sale of product lines, of which $1.1 million and $6.9 million, respectively has been recorded in restructuring and other charges and $1.2 million in each period has been recorded in cost of sales. The product lines sold were in the Assembly Test Systems segment and the Other Test Systems segment. In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $0.9 million during the three months ended June 29, 2003 and $6.7 million for the six months ended June 29, 2003 of which $0.4 million and $6.2 million, respectively, has been recorded in restructuring and other charges, and $0.5 million has been recorded in cost of sales for both periods. In the three and six months

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ended June 29, 2003, the Other Test Systems Segment recorded a charge of $1.4 million to write down its net assets relating to the sale of the Autodiagnosis automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the second quarter of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

G.    Other Income and Expense, net

Other income and expense, net for the three and six months ended July 4, 2004 and June 29, 2003 includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Gain on sale of an investment	$—	$1,250	$1,058	$1,250
Repayment of loan (1)	585	—	585	—
Other than temporary impairment of investment	—	—	—	(2,592)
Fair value adjustment on warrants	(159)	150	(366)	43

Total	$426	$1,400	$1,277	$(1,299)

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

H.    Retirement Plans

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

Components of net periodic pension cost for the three and six months ended July 4, 2004 and June 29, 2003, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net Periodic Benefit Cost:
Service cost	$1,592	$1,672	$3,196	$3,343
Interest cost	3,526	3,458	7,062	6,917
Expected return on plan assets	(3,197)	(2,765)	(6,397)	(5,531)
Amortization of unrecognized:
Net transition obligation	22	22	44	44
Prior service cost	215	215	430	430
Net loss	855	925	1,712	1,851

Total expense	$3,013	$3,527	$6,047	$7,054

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.    Retirement Plans—(Continued)

Contributions

Teradyne expects to contribute approximately $25.6 million to the pension plans in fiscal 2004. As of July 4, 2004, $16.6 million of contributions had been made. Teradyne anticipates contributing an additional $9.0 million to fund its pension plan in 2004.

Postretirement benefit plans

In addition to receiving pension benefits, Teradyne’s U.S. employees who meet retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical, dental and death benefits. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees.

Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net Periodic Benefit Cost:
Service cost	$342	$278	$684	$556
Interest cost	491	464	982	929
Expected return on plan assets	—	—	—	—
Amortization of unrecognized:
Net assets	72	72	144	144
Prior service cost	(18)	(18)	(36)	(36)
Net loss	117	93	234	186

Total expense	$1,004	$889	$2,008	$1,779

I.    Segment Information

Teradyne has four principal reportable segments which include the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Assembly Test Systems, and Other Test Systems. These reportable segments were determined based upon the nature of the products and services offered by each. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Segment Information—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment sales are accounted for at fair value as if sales were made to third parties. Segment information for the three and six months ended July 4, 2004 and June 29, 2003 is as follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended July 4, 2004:
Net revenue to unaffiliated customers	$361,685	$99,139	$39,113	$26,526	$—	$526,463
Intersegment sales	—	9,081	—	—	(9,081)	—

Net sales	361,685	108,220	39,113	26,526	(9,081)	526,463
Income (loss) before taxes (1)(2)	$95,393	$12,146	$(197)	$1,701	$(19,606)	$89,437

Three months ended June 29, 2003:
Net revenue to unaffiliated customers	$174,656	$91,585	$38,389	$26,899	$—	$331,529
Intersegment sales	—	13,106	—	—	(13,106)	—

Net sales	174,656	104,691	38,389	26,899	(13,106)	331,529
Loss before taxes (1)(2)	$(23,199)	$(7,779)	$(18,573)	$(1,156)	$(82)	$(50,789)

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Six months ended July 4, 2004:
Net revenue to unaffiliated customers	$635,801	$194,400	$72,489	$54,376	$—	$957,066
Intersegment sales	—	16,983	—	—	(16,983)	—

Net sales	635,801	211,383	72,489	54,376	(16,983)	957,066
Income (loss) before taxes (1)(2)	$144,351	$21,653	$(2,402)	$4,544	$(33,990)	$134,156

Six months ended June 29, 2003:
Net revenue to unaffiliated customers	$342,208	$183,454	$82,353	$58,090	$—	$666,105
Intersegment sales	—	17,489	—	—	(17,489)	—

Net sales	342,208	200,943	82,353	58,090	(17,489)	666,105
Loss before taxes (1)(2)	$(60,275)	$(19,604)	$(38,870)	$192	$(7,530)	$(126,087)

(1)	Income (loss) before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Segment Information—(Continued)

(2)	Included in the income (loss) before taxes for the following segments are charges for the first three and six months of 2004 and 2003 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cost of revenues – inventory	$1,600	$1,314	$2,841	$2,514
Engineering and development – accelerated depreciation	—	74	—	526
Selling and administrative – accelerated depreciation	—	22	66	191
Restructuring charges (reversals)	(542)	3,570	(849)	9,865

Total	$1,058	$4,980	$2,058	$13,096

Included in the Connection Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cost of revenues – inventory	$319	$225	$1,234	$(790)
Cost of revenues – accelerated depreciation	—	—	—	1,827
Gain on Sale of Business	(865)	—	(865)	—
Restructuring charges	—	5,893	616	11,213

Total	$(546)	$6,118	$985	$12,250

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cost of revenues – inventory	$310	$2,821	$2,144	$4,298
Cost of revenues – accelerated depreciation	—	1,142	—	2,884
Engineering and development – accelerated depreciation	—	381	—	960
Selling and administrative – accelerated depreciation	—	703	—	1,774
Restructuring charges (reversals)	418	2,954	(542)	9,935

Total	$728	$8,001	$1,602	$19,851

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.    Segment Information—(Continued)

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Cost of revenues – inventory	$75	$722	$344	$728
Restructuring charges	—	866	59	1,351

Total	$75	$1,588	$403	$2,079

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Other income and expense, net	$(585)	$—	$(585)	$2,592
Selling and administrative – accelerated depreciation	—	—	—	590
Restructuring charges	276	95	998	500

Total	$(309)	$95	$413	$3,682

J.    Commitments and Contingencies

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers. The case is now pending in Federal District Court, in San Diego, California. Teradyne and the two individual defendants filed a motion to dismiss the complaint in its entirety. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion for reconsideration and the plaintiffs’ request for certification under Rule 54(b). The only claim still pending before the District Court from the original complaint relates to fraud in connection with the setting of the transaction price. Teradyne has answered and denied all liability.

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.    Commitments and Contingencies—(Continued)

to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne filed its response to the lead plaintiff’s objection on March 2, 2004, and the matter remains pending in the Federal District Court in San Diego, California.

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

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55.0 million in Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55.0 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s compliant in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss, and that motion remains pending.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands)		(in thousands)
Net revenue	$526,463	$331,529	$957,066	$666,105

Net income (loss)	80,493	(52,489)	120,740	(128,987)

Percentage of net revenues:
Products	88.7%	83.4%	87.8%	83.7%
Services	11.3	16.6	12.2	16.3

Net revenues	100	100	100	100

Cost of revenues:
Cost of products	49.3	61.5	49.6	62.3
Cost of services	7.7	11.8	8.3	11.8

Gross profit	43.0	26.7	42.1	25.9

Operating expenses:
Engineering and development	12.7	19.2	13.8	19.9
Selling and administrative	13.3	18.6	14.2	19.4
Restructuring and other charges	—	4.0	—	4.9
Gain on sale of business	(0.2)	—	(0.1)	—

Operating expenses	25.8	41.8	27.9	44.2

Income (loss) from operations	17.2	(15.1)	14.2	(18.3)
Interest income	0.7	1.0	0.7	1.1
Interest expense	(1.0)	(1.6)	(1.0)	(1.6)
Other income and expense, net	0.1	0.4	0.1	(0.2)

Income (loss) before income taxes	17.0	(15.3)	14.0	(19.0)
Provision for income taxes	1.7	0.5	1.4	0.4

Net income (loss)	15.3%	(15.8)%	12.6%	(19.4)%

Provision for income taxes as a percentage of income (loss) before income taxes	10.0%	(3.3)%	10.0%	(2.3)%

Results of Operations

Business Overview

We recorded net income in the first two quarters of 2004, after eleven consecutive quarters of losses. Semiconductor Test Systems led the growth in revenue with an increase of $187.0 million from the second quarter of last year. Total company net bookings increased to $557.9 million, the highest level since the fourth quarter of 2000.

Second Quarter 2004 Compared to Second Quarter 2003

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended		% Change
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$386.8	$186.4	108%
Connection Systems	108.2	64.6	67
Assembly Test Systems	43.5	31.8	37
Other Test Systems	19.4	21.8	(11)

	$557.9	$304.6	83%

As total Semiconductor Test Systems orders more than doubled from the second quarter of 2003 to the second quarter of 2004, Semiconductor Test’s percentage of total bookings grew as well, increasing from 61.2% of total bookings in the second quarter of 2003 to 69.3% for the second quarter of 2004. The growth in orders was driven by both new and existing products, when compared to the same period in 2003. The growth was concentrated primarily in South East Asia, Taiwan, and Korea where total Semiconductor Test Systems orders more than doubled year over year. This growth was spurred by higher demand in a variety of markets, such as optical disk applications, cellular phone power management, graphics and chipsets for personal computers, smart card devices, broadband and other consumer devices.

The growth in Connection Systems orders was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in orders due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

Increased orders in Assembly Test Systems were attributable to a 7.7% increase in the commercial business as well as an 86.7% increase in orders in the military/aerospace (“mil/aero”) business. The increase in mil/aero was primarily the result of follow-on orders from two large contractors.

The decrease in Other Test Systems’ orders resulted from a decrease in both Broadband Test and Diagnostic Systems bookings, primarily as a result of the timing of significant orders from automotive test system customers. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal reportable segments were as follows (in millions):

	For the Three Months Ended
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$—	$4.3
Connection Systems	—	3.5
Assembly Test Systems	—	0.4
Other Test Systems	—	0.1

	$—	$8.3

The Connection Systems cancellations in the second quarter of 2003 were from major customers in the telecommunications and networking infrastructure industries, due principally to product program cancellations. Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the second quarter of 2004 and 2003, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a materially adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	July 4, 2004	June 29, 2003
United States	26%	31%
Taiwan	18	11
South East Asia	18	18
Singapore	18	15
Europe	12	13
Japan	4	9
Rest of the World	4	3

	100%	100%

Backlog of unfilled orders for our four principal reportable segments was as follows (in millions):

	For the Three Months Ended
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$457.3	$236.2
Connection Systems	93.3	67.8
Assembly Test Systems	61.5	39.7
Other Test Systems	48.3	25.3

	$660.4	$369.0

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended		% Change
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$361.7	$174.7	107%
Connection Systems	99.1	91.5	8
Assembly Test Systems	39.1	38.4	2
Other Test Systems	26.6	26.9	(1)

	$526.5	$331.5	59%

Semiconductor Test Systems revenue made up 68.7% of total revenue for the second quarter of 2004, up from 52.7% a year ago. The growth in sales came from both new and existing products and was spread over all regions, led by the United States, Singapore, Taiwan and South East Asia.

The growth in Connection Systems sales was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in sales due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

The increase in Assembly Test Systems sales was due primarily to an increase in the mil/aero business. The increase in mil/aero sales was driven by existing orders with two large contractors.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	July 4, 2004	June 29, 2003
United States	25%	37%
South East Asia	21	14
Taiwan	17	8
Europe	16	19
Singapore	15	10
Japan	4	9
Korea	2	1
Rest of the World	—	2

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 4, 2004	June 29, 2003
Gross Profit	$226.6	$88.6	$138.0
Percent of Total Revenue	43.0%	26.7%	16.3

The gross margin improvement from the second quarter of 2003 to 2004 was a result of several factors. An improvement of 12 points is credited to an increase in sales volume and a shift in our mix of revenues, with higher Semiconductor Test Systems content coupled with a shift of Connection Systems business from EMS to connectors. The remainder is attributable to lower material costs and a reduction in fixed manufacturing costs, including depreciation and facility costs resulting from past restructuring actions.

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

The provisions for excess and obsolete inventory were $2.3 million and $3.9 million for the three months ended July 4, 2004 and June 29, 2003, respectively. During the three months ended July 4, 2004, we scrapped $13.8 million of inventory and sold $0.3 million of previously written-down or written-off inventory. As of July 4, 2004, we have inventory related reserves for amounts which had been written-down or written-off of $173.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 4, 2004	June 29, 2003
Engineering and Development	$66.9	$63.8	$3.1
Percent of Total Revenue	12.7%	19.2%	(6.5)

The increase of $3 million in engineering and development expenses is primarily the result of our strong commitment to sustained levels of investment in product research and development offset by the results of on-going actions to reduce fixed costs. The increase can be attributed to the following:

•	$3 million increase due to variable employee compensation;

•	$2 million increase in prototype material for engineering development projects; and

•	$1 million from an increase in outsourced contract engineering.

These increases were offset in part by the following:

•	$2 million decrease for the salaries and fringe benefits due to a decrease in headcount; and

•	$1 million in lower depreciation as a result of lower capital spending, asset write-downs and facility closures.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 4, 2004	June 29, 2003
Selling and Administrative	$70.0	$61.5	$8.5
Percent of Total Revenue	13.3%	18.6%	(5.3)

The increase of $8 million in selling and administrative spending is due primarily to the following:

•	$7 million increase due to variable employee compensation;

•	$2 million from an increase in consulting expenses; and

•	$1 million increase in travel and training costs.

These increases were offset in part by the following:

•	$1 million in lower depreciation costs due to asset write-downs and capital spending cutbacks; and

•	$1 million decrease for the salaries and fringe benefits due to a decrease in headcount.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges for the three months ended July 4, 2004 and June 29, 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $6.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13.0 million as of July 4, 2004. Teradyne has subleased approximately 23% of its unoccupied space as of July 4, 2004 and is actively attempting to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended July 4, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942
Second quarter 2004 provision	(100)	(458)	1,201	(491)	152
Cash payments	—	(1,868)	(5,880)	375	(7,373)
Asset write-downs	100	—	—	—	100

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

In the second quarter of 2004, Teradyne recorded a charge of $1.2 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Semiconductor Test Systems segment recorded $0.2 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

During the three months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $0.8 million. This revision is offset by charges taken for severance and related benefits of $0.3 million for the three months ended July 4, 2004. There were approximately 23 employees terminated in the second quarter of 2004, all of whom had been employed in the IT department. As of July 4, 2004, $2.3 million in severance and benefits remain unpaid and included in accrued employees’ compensation and withholdings. All remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005.

During the three months ended July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.9 million from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

The table below summarizes the liability and activity for the three months ended June 29, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
Balance at March 30, 2003	$—	$9,039	$—	$24,271	$33,310
Second quarter 2003 provision	6,494	3,407	1,055	2,422	13,378
Cash payments	—	(4,470)	—	(2,412)	(6,882)
Asset write-downs	(6,494)	—	(1,055)	—	(7,549)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

During the three months ended June 29, 2003, Teradyne recorded charges of $6.5 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets. The charge for the Connection Systems segment of $3.8 million included $2.5 million related to the decision to sell a facility in Laverne, CA, $1.1 million for the impairment of manufacturing assets held for sale, and $0.2 million for a reduction in the fair value of a property held for sale in Nashua, NH. The charge for the Semiconductor Test Systems segment of $2.4 million included $1.9 million related to a reduction in the fair value of properties held for sale in Agoura Hills, CA and $0.5 million for the impairment of manufacturing assets held for sale. The charge for the Assembly Test Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale. The charge for the properties held for sale resulted from deterioration in real estate market conditions.

Teradyne recorded a charge for severance and related benefits during the three months ended June 29, 2003 of $3.4 million. There were approximately 120 employees terminated in the second quarter of 2003 across Teradyne.

During the three months ended June 29, 2003, Teradyne recorded a charge of $2.3 million for the loss on sale of product lines in the Assembly Test Systems and Other Test Systems segments, of which $1.1 million has been recorded in restructuring and other charges and $1.2 million in each period has been recorded in cost of sales. The product lines sold were in the Assembly Test Systems segment and the Other Test Systems segment. In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $0.9 million during the three months ended June 29, 2003 of which $0.4 million has been recorded in restructuring and other charges and $0.5 million has been recorded in cost of sales for the three months ended June 29, 2003. In the three months ended June 29, 2003, the Other Test Systems segment recorded a charge of $1.4 million to write down its net assets relating to the sale of the Autodiagnos automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the second quarter of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

Interest Income and Expense

Interest income increased slightly to $3.5 million for the second quarter of 2004 from $3.3 million in the second quarter of 2003 due to an overall increase in Teradyne’s cash and marketable securities balance. Interest expense decreased to $4.9 million in the second quarter of 2004 from $5.4 million in the second quarter of 2003 as a result of the prepayment of our mortgage for our California properties in the third quarter of 2003.

Other Income and Expense, Net

Other income and expense, net for the three months ended July 4, 2004 and June 29, 2003, respectively, includes the following (in thousands):

	For the three months ended
	July 4, 2004	June 29, 2003
Gain on sale of an investment	$—	$1,250
Repayment of loan (1)	585	—
Fair value adjustment on warrants	(159)	150

Total	$426	$1,400

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax expense in the second quarter of 2004 and 2003 relates primarily to a tax provision for foreign taxes, and was recorded using an effective tax rate of 10% and 3%, respectively.

Six Months of 2004 Compared to Six Months of 2003

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Six Months Ended		Percent Change
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$759.2	$338.3	124%
Connection Systems	210.7	135.5	55
Assembly Test Systems	77.2	71.0	9
Other Test Systems	62.0	48.8	27

	$1,109.1	$593.6	87%

As total Semiconductor Test Systems orders more than doubled from the first six months of 2003 to the first six months of 2004, Semiconductor Test’s percentage of total bookings grew as well, increasing from 57.0% of total bookings in the first six months of 2003 to 68.5% for the first six months of 2004. The growth in orders was spread across all products, both new and existing, and was concentrated primarily in South East Asia, Singapore, and Taiwan, where total Semiconductor Test Systems orders almost doubled year over year. This growth was spurred by higher demand in a variety of markets, such as optical disk applications, cellular phone power management, graphics and chipsets for personal computers, smart card devices, broadband and other consumer devices.

The growth in Connection Systems orders was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in orders due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

Orders in Assembly Test Systems were increased in the mil/aero business, offset by a decrease in the commercial business due to the sale of the manual X-ray, rework and AOI product lines, resulting in an overall increase year over year.

Other Test Systems’ order growth resulted from an increase in Broadband Test Systems bookings, primarily a result of the timing of significant hardware orders for voice line test from two large telecommunications providers in the first six months of 2004, offset by a decrease in orders in Diagnostic Solutions. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal reportable segments were as follows (in millions):

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$—	$6.6
Connection Systems	—	15.7
Assembly Test Systems	0.2	0.4
Other Test Systems	—	0.1

	$0.2	$22.8

The Connection Systems cancellations in the first six months of 2003 were from major customers in the telecommunications and networking infrastructure industries, due principally to product program cancellations. Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first six months of 2004 and 2003 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a materially adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Six Months Ended
	July 4, 2004	June 29, 2003
United States	27%	34%
South East Asia	20	18
Taiwan	19	8
Europe	15	18
Singapore	14	8
Japan	4	11
Rest of the World	1	3

	100%	100%

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Six Months Ended		% Change
	July 4, 2004	June 29, 2003
Semiconductor Test Systems	$635.8	$342.2	86%
Connection Systems	194.4	183.4	6
Assembly Test Systems	72.5	82.4	(12)
Other Test Systems	54.4	58.1	(6)

	$957.1	$666.1	44%

Semiconductor Test Systems revenue made up 66.4% of total revenue for the first six months of 2004, up from 51.4% a year ago. The growth in sales came from both new and existing products and was spread over all regions, led by Singapore and Taiwan.

The growth in Connection Systems sales was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. This growth was partially offset by a decline in sales due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

The decline in Assembly Test Systems sales was due primarily to a decrease in revenue in the commercial business from the sale of the manual X-ray, rework and AOI product lines as well as lower in-circuit test sales. The decline in the sales of the commercial business were offset by a moderate increase in mil/aero sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	July 4, 2004	June 29, 2003
United States	29%	38%
Europe	17	19
South East Asia	17	13
Singapore	15	9
Taiwan	15	9
Japan	4	9
Korea	3	1
Rest of the World	—	2

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 4, 2004	June 29, 2003
Gross Profit	$402.6	$172.7	$229.9
Percent of Total Revenue	42.1%	25.9%	16.2

The gross margin improvement from the first six months of 2003 to the first six months of 2004 was a result of several factors. An improvement of 11 points of gross margin is credited to an increase in sales volume and a shift in our mix of revenues, with higher Semiconductor Test Systems content coupled with a shift of Connection Systems business from EMS to connectors. The remainder is attributable to lower material costs and a reduction in fixed manufacturing costs, including depreciation and facility costs resulting from past restructuring actions.

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

The provisions for excess and obsolete inventory were $6.6 million and $5.6 million for the six months ended July 4, 2004 and June 29, 2003, respectively. During the six months ended July 4, 2004, we scrapped $18.0 million of inventory and sold $0.3 million of previously written-down or written-off inventory. As of July 4, 2004, we have inventory related reserves for amounts which had been written-down or written-off of $173.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 4, 2004	June 29, 2003
Engineering and Development	$131.6	$132.4	$(0.8)
Percent of Total Revenue	13.8%	19.9%	(6.1)

The decrease of $1 million in engineering and development expenses can be attributed primarily to the following:

•	$6 million decrease in the salaries and fringe benefits due to a decrease in headcount; and

•	$4 million decrease in depreciation as a result of lower capital spending including a decrease of $2 million in accelerated depreciation related to asset write-downs and facility closures in the first six months of 2003.

These decreases were offset in part by the following:

•	$4 million increase due to variable employee compensation;

•	$3 million increase in prototype material for engineering development projects; and

•	$2 million from an increase in outsourced contract engineering.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 4, 2004	June 29, 2003
Selling and Administrative	$136.2	$128.9	$7.3
Percent of Total Revenue	14.2%	19.4%	(5.2)

The increase of $7 million in selling and administrative spending is due primarily to the following:

•	$11 million increase due to variable employee compensation;

•	$1 million from an increase in consulting expenses; and

•	$1 million increase in travel and training costs.

These increases were offset in part by the following:

•	$3 million decrease in the salaries and fringe benefits due to a decrease in headcount; and

•	$3 million in lower depreciation costs due to asset write-downs and capital spending cutbacks.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the six months ended July 4, 2004 and June 29, 2003.

The table below summarizes the liability and activity for the six months ended July 4, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First six months 2004 provision (reversal)	(603)	(760)	2,136	(491)	282
Cash payments	—	(4,742)	(7,958)	375	(12,325)
Asset write-downs	603	—	—	—	603

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

During the six months ended July 4, 2004, Teradyne recorded a charge of $2.1 million, of which $1.2 million consisted of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term and $0.9 million for settlement of the remaining lease obligation on a facility. The Semiconductor Test Systems segment recorded $0.2 million, the Connection Systems segment recorded $0.9 million, and $1.0 million of the charge was recorded in the Assembly Test segment.

During the six months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $1.9 million. This revision was offset by charges taken for severance and related benefits for $1.1 million in the six months ended July 4, 2004. There were approximately 36 employees terminated in the first and second quarter of 2004 across all functional groups. The remaining severance benefits payable to these employees are expected to be paid by the end of the first quarter of 2005.

During the six months ended July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.9 million from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

The table below summarizes the liability and activity for the six months ended June 29, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$33,482
First six months of 2003 provision	13,988	9,563	6,891	2,422	32,864
Cash payments	—	(9,829)	—	(3,381)	(13,210)
Asset write-downs	(13,988)	—	(6,891)	—	(20,879)

Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257

During the six months ended June 29, 2003, Teradyne recorded charges of $14.0 million primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets. The charge for the Connection Systems segment of $8.2 million includes $3.3 million for a reduction in the fair value of properties held for sale in Nashua, NH and San Diego, CA, $2.5 million related to the decision to sell a facility in Laverne, CA, and $2.4 million for the impairment of manufacturing assets held for sale. The charge for the Semiconductor Test Systems segment of $5.5 million related primarily to a reduction in the fair value of properties held for sale in Agoura Hills, CA. The charge for the properties held for sale resulted from deterioration in real estate market conditions. The charge in the Assembly Test Systems segment of $0.3 million relates to the impairment of manufacturing assets held for sale.

Teradyne recorded a charge for severance and related benefits during the six months ended June 29, 2003 of $9.6 million. There were approximately 460 employees terminated in the first six months of 2003 across Teradyne.

During the six months ended June 29, 2003, Teradyne recorded a charge of $8.1 million for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of sales. The product lines sold were in the Assembly Test Systems segment and the Other Test Systems segment. In the first six months of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the six months ended June 29, 2003 of which $6.2 million has been recorded in restructuring and other charges, and $0.5 million has been recorded in cost of sales. In the six months ended June 29, 2003, the Other Test Systems Segment recorded a charge of $1.4 million to write down its net assets relating to the sale of the Autodiagnosis automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

In the first and second quarter of 2003, Teradyne recorded a charge of $2.4 million consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

Interest Income and Expense

Interest income decreased to $7.1 million for the first six months of 2004 from $7.5 million in the first six months of 2003, due primarily to a reduction in interest rates. Interest expense decreased to $9.5 million in the first six months of 2004 from $10.8 million in the first six months of 2003 as a result of the prepayment of our mortgage for our California properties in the third quarter of 2003.

Other Income and Expense, Net

Other income and expense, net for the six months ended July 4, 2004 and June 29, 2003, respectively, includes the following (in thousands):

	For the six months ended
	July 4, 2004	June 29, 2003
Other than temporary impairment of investment	$—	$(2,592)
Repayment of loan (1)	585	—
Gain on sale of an investment	1,058	1,250
Fair value adjustment on warrants	(366)	43

Total	$1,277	$(1,299)

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax expense in the first six months of 2004 and 2003 relates primarily to a tax provision for foreign taxes, and was recorded using an effective tax rate of 10% and 2%, respectively.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $63.4 million in the first six months of 2004, to $649.4 million. Cash activity for the first six months of 2004 and 2003 was as follows (in millions):

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Cash provided by (used for) operating activities:	$119.0	$(26.4)
Cash provided by (used for) net income (loss), adjusted for non-cash items	$191.8	$(16.1)
Changes in operating assets and liabilities, net of product lines sold	(72.8)	(10.3)

Total cash provided by (used for) operating activities	$119.0	$(26.4)
Cash used for investing activities	(151.2)	(29.7)
Cash provided by financing activities	28.1	42.5

Total cash used	$(4.1)	$(13.6)

Changes in operating assets and liabilities, net of product lines sold used cash of $72.8 million in the first six months of 2004 due to increased accounts receivable and inventory balances, offset by an increase in accounts payable, deferred revenue and accrued expenses. Accounts receivable balances increased $66.0 million, primarily in the Semiconductor Test segment, due to an increase in sales offset by a decrease in days sales outstanding from 61 days as of June 29, 2003 to 51 days as of July 4, 2004. Inventory increased $53.8 million in the first six months of 2004 due primarily to volume increases in our Semiconductor Test Systems segment. Accounts payable, deferred revenue and accrued expenses had a net increase of $37.5 million, which was partially offset by a contribution to our U.S. Qualified Pension Plan of approximately $16.6 million. We plan to contribute an additional $9.0 million to the U.S. Qualified Pension Plan in the remainder of 2004. Changes in operating assets and liabilities, net of product lines sold used cash of $10.3 million in the first six months of 2003, primarily due to an increase in accounts receivable balances offset by a decrease in inventory.

Investing activities consist of purchases, the sale and maturity of marketable securities, proceeds from the sale of businesses, proceeds from asset disposals, proceeds from the sale of product lines, cash paid for assets and purchases of capital assets. Capital expenditures, including internally manufactured equipment, increased by $41.4 million in the first six months of 2004 compared to the first six months of 2003 across all operating segments, primarily related to increased spending on internally constructed systems and computer equipment.

Financing activities represent the sale of our common stock. The decrease of $14.3 million from the first six months of 2003 to the first six months of 2004 is due primarily to a decrease in stock option exercises.

We believe our cash, cash equivalents and marketable securities balance of $649.4 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Of the stock options we granted in 2003, 87% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first six months of 2004, and the years ended December 31, 2003 and 2002 follows (in thousands):

	Six Months Ended July 4, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Outstanding at beginning of period	29,923	33,421	29,750
Options granted	6,631	6,659	7,205
Options exercised	(519)	(7,115)	(1,152)
Options canceled	(987)	(3,042)	(2,382)

Outstanding at end of period	35,048	29,923	33,421

Exercisable at the end of the period	18,633	16,949	19,296

Available for grant at beginning of period	21,401	25,018	29,841
Grants	(6,631)	(6,659)	(7,205)
Cancellations	987	3,042	2,382
Additional shares reserved	—	—	—

Available for grant at end of period	15,757	21,401	25,018

Employee and Executive Option Grants

	Six Months Ended July 4, 2004	Year Ended December 31,
		2003	2002
Net grants during the period as a percentage of outstanding shares at the end of such period	2.91%	1.88%	2.63%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.55%	0.42%	0.44%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	16.23%	12.28%	11.42%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	12.07%	11.54%	10.33%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers for the six months ended July 4, 2004.

Summary of in-the-money and out-of the-money option information at July 4, 2004 (shares in thousands):

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	4,251	$14.46	7,239	$14.46	11,490	$14.46
Out-of-the-Money(1)	14,382	29.73	9,176	25.72	23,558	28.17

Total Options Outstanding	18,633	26.25	16,415	20.75	35,048	23.67

(1)	Out-of-the-money options are those options with an exercise price equal to or above $20.93, the closing price of our common stock on July 4, 2004.

Executive Options

Options granted to Named Executive Officers, during the six months ended July 4, 2004:

		Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	250,000	3.83%	$27.06	1/28/2011	$2,754,034	$6,418,071
Gregory R. Beecher	95,000	1.46	27.06	1/28/2011	1,046,533	2,438,867
Michael A. Bradley	150,000	2.30	27.06	1/28/2011	1,652,421	3,850,843
Michael A. Bradley	300,000	4.60	21.91	5/27/2011	2,675,872	6,235,918
John M. Casey	76,000	1.17	27.06	1/28/2011	837,226	1,951,094
Edward Rogas, Jr.	110,000	1.69	27.06	1/28/2011	1,211,775	2,823,951
Richard E. Schneider	95,000	1.46	27.06	1/28/2011	1,046,533	2,438,867

(1)	Based on July 4, 2004 total of 6,631,045 shares subject to options granted in the first six months of 2004 to employees under our option plans.
(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers as of July 4, 2004 and during the six months ended July 4, 2004:

Name	Shares Acquired During First Six Months of 2004	Value Realized	Number of Securities Underlying Unexercised Options at July 4, 2004		Values of Unexercised In-the Money Options at July 4, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	0	$0.00	877,569	830,000	$1,536,000	$2,304,000
Gregory R. Beecher	0	0.00	208,711	242,250	512,000	768,000
Michael A. Bradley	0	0.00	367,381	559,000	588,800	883,200
John M. Casey	0	0.00	217,771	194,300	409,600	614,400
Edward Rogas, Jr.	0	0.00	304,381	287,000	588,800	883,200
Richard E. Schneider	0	0.00	205,161	235,800	512,000	768,000

(1)	Option values based on stock price of $20.93, the closing price of our common stock on July 4, 2004.

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

The following table presents information about these plans as of July 4, 2004 (shares in thousands):

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
Stock option plans approved by shareholders	6,244	23.95	2,042
Stock option plans not approved by shareholders(1)	28,528	23.16	13,717

Total	34,772	23.30	15,759

(1)	In connection with the acquisition of GenRad, Inc. in October, 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of July 4, 2004, there were outstanding options exercisable for an aggregate of 276 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $70.84 per share.

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

Acts of War, Terrorists Attacks and the Threat of Domestic and International Terrorist Attacks May Adversely Impact Our Business.

Acts of war and terrorists attacks may cause damage or disruption to our employees, facilities, customers, suppliers and distributors which could have a material adverse effect on our business, results of operation or financial condition. As we sell and manufacture products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at those locations which could increase our operating costs and which may adversely affect our business. Such conflicts may also cause damage or disruption to transportation and communication systems. All of these conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Our Business is Dependent on the Current and Anticipated Market for Electronics.

Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The market demand for electronics was impacted by the economic slowdown that began in the latter portions of 2000 and the effects of the hostilities which began in September 2001. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems we manufacture and market. We believe that the markets for newer generations of electronic products such as those that we manufacture and market will also be subject to similar fluctuations. We are dependent on the timing of orders from our customers and the deferral or cancellation of previous customer orders could have an adverse effect on our results of operations. We cannot assure that the level of revenues or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results.

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

Our Business May Be Adversely Impacted by Acquisitions Which May Affect Our Ability to Manage and Maintain Our Business.

Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	the costs associated with and/or the inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	the inability to retain the management, key personnel and other employees of an acquired business;

•	the inability to retain the customers of an acquired business;

•	the possibility that our reputation will be adversely affected by customer satisfaction problems of an acquired business;

•	potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental and tax liabilities;

•	significant underperformance of the acquired business relative to our expectations;

•	the amortization of acquired identifiable intangibles, which may adversely affect our reported results of operations; and

•	litigation which has or which may arise in the future in connection with such acquisitions.

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

We Currently Are and in the Future May Be Subject to Litigation that Could Have an Adverse Effect on Our Business.

From time to time, we may be subject to litigation or other governmental proceedings that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages in an amount that could have a material adverse effect on our financial position or results of operations.

For example, on April 30, 2004, Hampshire Equity Partners II, L.P. (“HEP”), filed a complaint against Teradyne and Teradyne Connection Systems segment (“TCS”) asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleges that it relied upon statements made by a representative of TCS to a HEP agent during its due diligence prior to investing $55 million in Connector Services Corporation, aka AMAX Plating, Inc (“CSC”). HEP seeks to hold Teradyne and

TCS responsible for its decision to invest in CSC and for the losses it has suffered upon the bankruptcy of CSC. HEP seeks damages in an unstated amount exceeding $55 million. The case is currently pending in the U.S. District Court of the Southern District of New York. We believe we have meritorious defenses to the claims and will defend ourselves vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on our financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on our financial position or results of operations. This case is further described in “Item 1: Legal Proceedings” in this Form 10-Q.

We Currently Face, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. A motion was filed to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. On March 2, 2004, we filed our response to the lead plaintiffs objection and the matter remains pending in the Federal District Court in San Diego, California. We believe we have meritorious defenses to the claims and will defend ourselves vigorously. Management does not believe that the outcomes of these claims will have a material adverse effect on our financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on our financial position or results of operations. These cases are further described in “Item 1: Legal Proceedings” in this Form 10-Q.

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

If We Are Unable to Protect Our Intellectual Property, We May Lose a Valuable Asset or May Incur Costly Litigation to Protect Our Rights.

Our products incorporate technology that we protect in several ways, including patents, copyrights, trade secrets and by contract (“IP”). However, even with these protections, our IP may still be challenged, invalidated or subject to other infringement actions. While we believe that our IP has value in the aggregate, no single element of our IP is in itself essential. If a significant portion of our IP is invalidated or ineffective, our business could be materially adversely affected. In addition, we receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products, or require a significant use of management resources and necessitate a lengthy and expensive defense which could adversely affect our operating results.

If We Fail to Develop New Technologies to Adapt to Our Customers’ Needs and if Our Customers Fail to Accept Our New Products, Our Revenues Will Be Adversely Affected.

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development and introduction depends upon a number of factors, including:

•	new product selection;

•	ability to meet customer requirements;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing; and

•	assembly processes and product performance at customer locations.

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

We are also dependent on the financial strength of our suppliers and may be subject to litigation arising from our relationships with suppliers and others. For example, on September 24, 2003, one of our suppliers filed a petition for Chapter 11 bankruptcy. Subsequently, on April 30, 2004 we were sued by an investor in that supplier. This case is described in “Item 1: Legal Proceedings” in this Form 10-Q. While the loss of this supplier has not had a material adverse effect on our business, results of operations or financial condition, there can be no assurance that the loss of other suppliers either as a result of bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

We May Incur Significant Liabilities if We Fail to Comply With Environmental Regulations.

We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of August 11, 2004, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”). Both the RoHs Directive and the WEEE Directive will alter the type and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the RoHs Directive and the WEEE Directive could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on the business, operations and financial condition. The RoHs Directive and the WEEE Directive will be become effective on July 6, 2006.

We Have Substantially Increased Our Indebtedness.

On October 24, 2001, we completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due October 15, 2006 and received net proceeds of $389 million. As a result, we have incurred approximately $400 million principal amount of additional indebtedness, substantially increasing our ratio of debt to total capitalization. The level of our indebtedness, among other things, could:

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

We May Need Additional Financing, Which Could Be Difficult to Obtain.

We expect that our existing cash and marketable securities and cash generated from operations will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the next twelve months. However, we have a finite amount of cash and in the event we may need to raise additional funds, due to losses or other reasons, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

If We Are Required to Account for Options Under Our Employee Stock Plans as a Compensation Expense, Our Reported Operating Results Will Be Adversely Affected.

There has been an increasing public debate about the proper accounting treatment for employee stock options. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net income (loss) and net income (loss) per share in a footnote to the consolidated financial statements. If future laws and regulations require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, our reported operating results will be adversely affected. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net income (loss) and net income (loss) per share if it had been in effect during the three months ended July 4, 2004 and June 29, 2003. Included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are additional stock-based compensation disclosures.

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

We have Significant Guarantees and Indemnification Obligations

From time to time we make guarantees to customers regarding the performance of our products, guarantee certain indebtedness obligations of our subsidiary companies and have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information regarding “Guarantees and Indemnification Obligations” see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2003. In addition to the guarantee and indemnification obligations set forth in our Annual Report, Teradyne occasionally guarantees the performance obligations and responsibilities of its subsidiary and affiliate companies.

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

PART II. OTHER INFORMATION

Item 1:    Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of our executive officers. The case is now pending in Federal District Court, in San Diego, California. We filed a motion to dismiss the complaint in its entirety on behalf of Teradyne and the two individual defendants. The court granted the motion in part, and the only remaining claims were that the sale of our common stock to the former owners violated certain California securities statutes and common law and that we had breached certain contractual obligations in the agreements relating to the acquisitions. Our subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. We opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion from reconsideration and the plaintiffs’ request for certification under Rule 54(b). The only claim still pending before the District Court from the original complaint relates to an allegation of fraud in connection with the setting of the transaction price. We have answered and denied all liability.

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. We filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. We filed our response to the lead plaintiff’s objection on March 2, 2004 and the matter remains pending in the Federal District Court in San Diego, California. We believe we have meritorious defenses to the claims and will defend ourselves vigorously.

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

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in Connector Service Corporation aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection as discussed above. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s compliant in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss and that motion remains pending.

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

Item 4:    Submission of Matters to a Vote of Security Holder

The annual meeting of the security holders of Teradyne was held on May 27, 2004. The following were elected as Class III directors, to serve for a three (3) year term and until their successors gave been duly elected and qualified:

Nominee	Total Vote For Each Nominee	Total Vote Withheld For Each Nominee
John P. Mulroney	170,227,062	7,759,919
Patricia S. Wolpert	164,206,888	13,780,093

In addition, the security holders approved an amendment to Teradyne’s 1996 employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock that may be issued pursuant to said plan by 5,000,000 shares, with 123,758,800 shares voting in favor, 28,437,661 shares voting against, 1,607,448 shares abstaining, and 24,183,072 shares that were broker no-votes.

Lastly, the security holders also ratified the selection of the firm of PricewterhouseCooper LLP as auditors for the fiscal year ending December 31, 2004, with 172, 981,823 shares voting in favor, 4,231,105 shares voting against, and 774,053 shares abstaining.

Item 6:    Exhibits and Reports on Form 8-K

(a): Exhibits

Exhibit Number	Description

3.4	Amended and Restated Bylaws of Teradyne (filed herewith)

10.6	1996 Employee Stock Purchase Plan, as amended (filed herewith)*

10.35	Employment Agreement between Teradyne and Eileen Casal (filed herewith)*

10.36	Employment Agreement between Teradyne and John Casey (filed herewith)*

10.37	Employment Agreement between Teradyne and Mark Jagiela (filed herewith)*

10.38	Employment Agreement between Teradyne and Michael A. Bradley (filed herewith)*

10.39	Employment Agreement between Teradyne and Edward Rogas, Jr. (filed herewith)*

10.40	Employment Agreement between Teradyne and Gregory R. Beecher (filed herewith)*

10.41	Employment Agreement between Teradyne and Jeffrey R. Hotchkiss (filed herewith)*

Exhibit Number	Description

10.42	Employment Agreement between Teradyne and Richard Schneider (filed herewith)*

10.43	Employment Agreement between Teradyne and Richard MacDonald (filed herewith)*

10.44	Employment Agreement between Teradyne and George Chamillard (filed herewith)*

14.1	Ethics Policy: Teradyne’s Standards of Business Conduct and Ethics, as amended (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Indicates management contracts or compensatory plans

(b): Reports on Form 8-K

(1)	A Current Report on Form 8-K was filed on April 20, 2004, furnishing, pursuant to Item 12, information relating to Teradyne’s first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer) August 13, 2004