Form 10-Q
period 2004-10-03
TERADYNE INC
filed 2004-11-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 31, 2004 was 194,182,873 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3, 2004	December 31, 2003
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$264,019	$228,444
Marketable securities	86,215	60,974
Accounts receivable, net of allowance for doubtful accounts of $5,710 and $5,986 on October 3, 2004 and December 31, 2003, respectively	255,519	229,532
Inventories:
Parts	140,280	109,538
Assemblies in process	151,784	105,396

	292,064	214,934
Prepayments and other current assets	33,914	35,393

Total current assets	931,731	769,277
Property, plant, and equipment, at cost	1,353,070	1,305,254
Less: accumulated depreciation	(806,244)	(760,885)

Net property, plant, and equipment	546,826	544,369
Marketable securities	325,385	296,618
Goodwill	116,176	118,203
Other assets	48,541	56,895

Total assets	$1,968,659	$1,785,362

LIABILITIES
Current liabilities:
Notes payable—banks	$7,081	$7,272
Current portion of long-term debt	302	310
Accounts payable	85,315	74,097
Accrued employees’ compensation and withholdings	93,589	91,244
Deferred revenue and customer advances	36,624	25,391
Other accrued liabilities	70,227	75,125
Income taxes payable	19,012	7,376

Total current liabilities	312,150	280,815
Pension liability	76,373	93,878
Long-term other accrued liabilities	47,437	53,441
Convertible senior notes	391,500	400,000
Other long-term debt	7,364	7,658

Total liabilities	834,824	835,792

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 194,159 shares issued and outstanding at October 3, 2004, and 218,628 shares issued and 191,973 shares outstanding at December 31, 2003, respectively	24,270	27,329
Additional paid-in capital	767,685	1,294,661
Accumulated other comprehensive loss	(56,492)	(51,846)
Retained earnings	398,372	236,483
Treasury shares, at cost, 26,655 shares at December 31, 2003	—	(557,057)

Total shareholders’ equity	1,133,835	949,570

Total liabilities and shareholders’ equity	$1,968,659	$1,785,362

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	(in thousands, except per share amounts)
Net revenues:
Products	$397,438	$276,404	$1,238,207	$834,063
Services	60,362	52,768	176,659	161,214

Net revenues	457,800	329,172	1,414,866	995,277
Cost of revenues:
Cost of products	227,613	191,519	702,515	606,227
Cost of services	41,731	39,103	121,292	117,786

Gross profit	188,456	98,550	591,059	271,264
Operating expenses:
Engineering and development	67,243	61,248	198,851	193,637
Selling and administrative	70,270	60,062	206,503	188,976
Restructuring and other charges	(46)	23,330	236	56,194
Gain on sale of business	—	—	(865)	—

Operating expenses	137,467	144,640	404,725	438,807

Income (loss) from operations	50,989	(46,090)	186,334	(167,543)
Interest income	3,784	3,510	10,845	10,988
Interest expense	(4,696)	(5,502)	(14,223)	(16,315)
Other income and expense, net	—	(3,232)	1,277	(4,531)

Income (loss) before income taxes	50,077	(51,314)	184,233	(177,401)
Income tax expense	8,928	2,200	22,344	5,100

Net income (loss)	$41,149	$(53,514)	$161,889	$(182,501)

Net income (loss) per common share—basic	$0.21	$(0.28)	$0.83	$(0.98)

Shares used in calculations of net income (loss) per common share—basic	194,128	189,479	193,998	186,611

Net income (loss) per common share—diluted	$0.21	$(0.28)	$0.81	$(0.98)

Shares used in calculations of net income (loss) per common share—diluted	195,751	189,479	213,137	186,611

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$161,889	$(182,501)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	92,103	111,642
Amortization	4,371	5,470
Impairment of long-lived assets	—	25,361
(Gain) loss on sale of product lines	(1,914)	8,048
Provision for inventory	9,032	9,099
Provision for doubtful accounts	—	842
Other non-cash items, net	(361)	5,120
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(25,987)	(53,933)
Inventories	(55,251)	45,107
Other assets	4,846	(6,120)
Accounts payable, deferred revenue and accrued expenses	(3,234)	33,830
Accrued income taxes	11,636	(2,959)

Net cash provided by (used for) operating activities	197,130	(994)

Cash flows from investing activities:
Additions to property, plant and equipment	(35,213)	(22,266)
Increase in test equipment manufactured by Teradyne	(90,861)	(35,015)
Proceeds from asset disposal	—	15,770
Proceeds from sale of product lines	1,467	2,114
Purchases of available-for-sale marketable securities	(215,193)	(238,593)
Proceeds from sale and maturities of available-for-sale marketable securities	157,831	139,889
Maturities of held-to-maturity marketable securities	—	29,905

Net cash used for investing activities	(181,969)	(108,196)

Cash flows from financing activities:
Payments of long term debt and notes payable	(8,725)	(43,691)
Issuance of common stock under employee stock option and stock purchase plans	29,139	88,362

Net cash flows provided by financing activities	20,414	44,671

Increase (decrease) in cash and cash equivalents	35,575	(64,519)
Cash and cash equivalents at beginning of period	228,444	251,521

Cash and cash equivalents at end of period	$264,019	$187,002

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

Teradyne’s interconnection systems products (“Connection Systems”) include:

•	high bandwidth backplane assemblies and associated connectors used in electronic systems; and

•	high performance circuits and connectors.

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of reporting Teradyne’s segments.

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

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Balance at beginning of period	$11,436	$9,087
Accruals for warranties issued during the period	17,523	12,460
Accruals related to pre-existing warranties (including changes in estimates)	(2,455)	690
Settlements made during the period	(11,506)	(11,442)

Balance at end of period	$14,998	$10,795

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Balance at beginning of period	$1,650	$2,134
Deferral of new extended warranty revenue	2,908	915
Recognition of extended warranty deferred revenue	(838)	(1,453)

Balance at end of period	$3,720	$1,596

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had compensation for Teradyne’s stock-based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the three and nine months ended October 3, 2004 and September 28, 2003 would have been the following (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income (loss) as reported	$41.1	$(53.5)	$161.9	$(182.5)
Deduct: Total stock-based employee compensation expense determined under fair value method	(24.5)	(21.9)	(75.8)	(70.3)
Pro forma net income (loss)	16.6	(75.4)	86.1	(252.8)
Net income (loss) per common share—basic as reported	0.21	(0.28)	0.83	(0.98)
Net income (loss) per common share—diluted as reported	0.21	(0.28)	0.81	(0.98)
Net income (loss) per common share—basic pro forma	0.09	(0.39)	0.44	(1.35)
Net income (loss) per common share—diluted pro forma	0.09	(0.39)	0.43	(1.35)

The weighted average grant date fair value for options granted during the three months ended October 3, 2004 and September 28, 2003 was $7.57 and $9.04 per option, respectively, and for the nine months ended October 3, 2004 and September 28, 2003 was $11.44 and $6.42 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Expected life (years)	4.5	4.5	4.5	4.4
Interest rate	3.3%	2.8%	3.3%	2.4%
Volatility	63.3%	66.9%	64.6%	67.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three and nine months ended October 3, 2004 and September 28, 2003 was $4.68 and $5.38 per right, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Expected life (years)	1.0	1.0	1.0	1.0
Interest rate	1.3%	1.2%	1.3%	1.2%
Volatility	45.0%	58.4%	45.0%	58.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on derivative instruments, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	October 3, 2004	September 28, 2003
Net income (loss)	$41,149	$(53,514)
Foreign currency translation adjustments	(136)	157
Change in unrealized loss on derivative instruments	76	—
Change in unrealized gain (loss) on marketable securities, net of applicable tax of $0	2,734	(5,847)

Comprehensive income (loss)	$43,823	$(59,204)

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Net income (loss)	$161,889	$(182,501)
Foreign currency translation adjustments	159	109
Change in unrealized loss on derivative instruments	(213)	—
Change in unrealized (loss) gain on marketable securities, net of applicable tax of $0	(3,629)	849
Reclassification adjustment for gain on marketable securities included in net loss, net of applicable tax of $0	(963)	—

Comprehensive income (loss)	$157,243	$(181,543)

C. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	October 3, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$7,503	$11,690	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,290	3,052	5.7 years
Tradenames and trademarks	3,800	1,385	2,415	8.0 years

Total intangible assets	$31,335	$14,178	$17,157	7.1 years

	December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$5,577	$13,616	7.5 years
Service and software maintenance contracts and customer relationships	8,342	4,840	3,502	5.7 years
Tradenames and trademarks	3,800	1,029	2,771	8.0 years

Total intangible assets	$31,335	$11,446	$19,889	7.1 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the first quarter of 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $5.8 million, which has been recorded in restructuring and other charges for the nine months ended September 28, 2003. Included in the $5.8 million loss is an intangible asset impairment charge of $3.7 million.

Aggregate amortization expense for the three months ended October 3, 2004 and September 28, 2003 was $0.9 million and $1.0 million, respectively. Aggregate amortization expense for the nine months ended October 3, 2004 and September 28, 2003 was $2.7 million and $3.5 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2004 (remainder)	$911
2005	3,643
2006	3,643
2007	3,529
2008	2,962

Goodwill in the Connection Systems segment was reduced by $2.0 million during the nine months ended October 3, 2004 as a result of the return of escrowed shares related to the Herco Technology, Corp. and Perception Laminates, Inc. acquisitions.

D. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income (loss)	$41,149	$(53,514)	$161,889	$(182,501)
Income impact of assumed conversion of convertible debentures	—	—	11,063	—

Net income (loss)—diluted	$41,149	$(53,514)	$172,952	$(182,501)

Shares used in income (loss) per common share—basic	194,128	189,479	193,998	186,611
Effect of dilutive securities:
Incremental shares from assumed conversion of notes payable	—	—	15,222	—
Employee and director stock options	1,409	—	3,812	—
Employee stock purchase rights	214	—	105	—

Dilutive potential common shares	1,623	—	19,139	—

Shares used in income (loss) per common share—diluted	195,751	189,479	213,137	186,611

Net income (loss) per common share—basic	$0.21	$(0.28)	$0.83	$(0.98)

Net income (loss) per common share—diluted	$0.21	$(0.28)	$0.81	$(0.98)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted income per common share for the three and nine months ended October 3, 2004 excludes the effect of the potential exercise of options to purchase approximately 28.9 million and 23.0 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. All options and equivalent shares related to the convertible notes outstanding in the three and nine months ended September 28, 2003 were excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive. As of October 3, 2004 and September 28, 2003 there were 34.6 million and 31.1 million options outstanding, respectively.

The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the nine months ended October 3, 2004 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share” (“SFAS 128”). In using the “if converted” method, interest expense related to the convertible notes is added back to net income to arrive at diluted net income, and the incremental shares from the assumed conversion are included in diluted shares outstanding. For the computation of diluted net income per share for the nine months ended October 3, 2004, $11.1 million of net interest expense related to the convertible notes was added back to net income to arrive at diluted net income. In the three months ended October 3, 2004, 15.1 million shares related to the convertible notes outstanding have been excluded from the diluted shares outstanding, as their inclusion in the calculation would have been anti-dilutive.

E. Treasury Stock

Effective July 1, 2004, the Massachusetts Business Corporation Act was revised to eliminate the use of treasury shares by Massachusetts corporations. As a result, all of Teradyne’s treasury shares were automatically converted to unissued shares on July 1, 2004.

F. Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three and nine months ended October 3, 2004 and September 28, 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $6 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13 million as of October 3, 2004. Teradyne has subleased approximately 23% of its unoccupied space as of October 3, 2004 and is actively attempting to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended October 3, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821
Third quarter 2004 provision (reversal)	562	66	—	(674)	(46)
Cash payments	—	(750)	(1,711)	227	(2,234)
Asset write-downs	(562)	—	—	—	(562)

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$0.6 million charge primarily for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying value. These charges pertain to the impairment of leasehold improvements in facilities vacated in the Assembly Test Systems segment.

•	$0.1 million charge for severance and related benefits. There were approximately 12 employees terminated in the three months ended October 3, 2004 across Teradyne. As of October 3, 2004, $1.6 million in severance and benefits remains unpaid and is included in accrued employees’ compensation and withholdings.

•	$0.7 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods in the Assembly Test and Other Systems segments.

The table below summarizes the liability and activity for the nine months ended October 3, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First nine months 2004 provision (reversal)	(41)	(694)	2,136	(1,165)	236
Cash payments	—	(5,492)	(9,669)	602	(14,559)
Asset write-downs	41	—	—	—	41

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the nine months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$1.4 million reversal of revised estimates related to long-lived asset impairment charges that had previously been recorded, and $1.4 million of charges for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying amount.

•	$1.9 million reversal of estimates on future benefits for severed employees. This revision is offset by charges taken for severance and related benefits of $1.2 million. There were approximately 48 employees terminated in the nine months ended October 3, 2004 across Teradyne.

•	$2.1 million charge, consisting of $1.2 million of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term, and $0.9 million in the Connection Systems segment for a settlement of the remaining lease obligation on a facility.

•	$1.2 million net reversal of other charges consisting of $1.0 million of amounts earned under agreements related to product lines that were sold, and $0.2 million of revisions of estimates of liabilities incurred during restructuring activities, both of which occurred in prior reporting periods.

•	$0.9 million as a gain on the sale of a business. This amount related to an earn-out provision from a divestiture in the Connection Systems segment in 1999, and has been classified as gain on the sale of business in the statement of operations for the nine months ended October 3, 2004.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the liability and activity for the three months ended September 28, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Other Charges	Facility Related	Total
Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257
Third quarter 2003 provision	11,373	10,162	1,795	—	23,330
Cash payments	—	(5,697)	—	(2,270)	(7,967)
Asset write-downs	(11,373)	—	—	—	(11,373)

Balance at September 28, 2003	$—	$12,441	$1,795	$22,011	$36,247

During the three months ended September 28, 2003, Teradyne recorded the following activity related to restructuring and other charges:

•	$11.4 million charge, consisting of $11.2 million primarily related to the sale and leaseback of certain manufacturing assets in the Connection Systems segment, and $0.2 million related to the impairment of manufacturing assets held for sale in the Assembly Test Systems segment.

•	$10.2 million charge related to severance and related benefits. There were approximately 340 employees terminated in the third quarter of 2003 across Teradyne.

•	$1.8 million charge primarily for contractual penalties associated with resizing the Connections Systems segment.

The table below summarized the liability and activity for the nine months ended September 28, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
First nine months of 2003 provision	25,361	19,725	6,891	2,422	1,795	56,194
Cash payments	—	(15,526)	—	(5,651)	—	(21,177)
Asset write-downs	(25,361)	—	(6,891)	—	—	(32,252)

Balance at September 28, 2003	$—	$12,441	$—	$22,011	$1,795	$36,247

During the nine months ended September 28, 2003, Teradyne recorded the following activity related to restructuring and other charges:

•	$25.4 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $11.2 million for the sale and leaseback of certain manufacturing assets, and $8.2 million for a reduction in the fair value of properties held for sale in the Connection Systems segment. The charge for the Semiconductor Test Systems segment of $5.5 million related primarily to a reduction in the fair value of properties held for sale, and $0.5 million related to the impairment of manufacturing assets held for sale in the Assembly Test Systems segment.

•	$19.7 million charge for severance and related benefits. There were approximately 800 employees terminated in the first nine months of 2003 across Teradyne.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	$8.1 million charge for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million has been recorded in cost of sales. The product lines sold were in the Assembly Test Systems segment and the Other Systems segment. In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the nine months ended September 28, 2003 of which $6.2 million has been recorded in restructuring and other charges, and $0.5 million has been recorded in cost of sales. In the nine months ended September 28, 2003, the Other Test Systems Segment recorded a charge of $1.4 million to write down its net assets relating to the sale of the Autodiagnosis automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

•	$2.4 million, charge consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

•	$1.8 million charge primarily for contractual penalties associated with resizing the Connections Systems segment.

G. Debt

During the three months ended October 3, 2004, Teradyne repurchased $8.5 million of the $400 million principal amount of 3.75% Convertible Senior Notes due 2006. Teradyne recorded no gain or loss, for the three and nine months ended October 3, 2004, related to this transaction.

H. Other Income and Expense, net

Other income and expense, net for the three and nine months ended October 3, 2004 and September 28, 2003 includes the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Mortgage prepayment penalty (1)	$—	$(3,220)	$—	$(3,220)
Gain on sale of an investment	—		1,058	1,250
Repayment of loan (2)	—	—	585	—
Other than temporary impairment of investment	—	—	—	(2,592)
Fair value adjustment on warrants	—	(12)	(366)	31

Total	$—	$(3,232)	$1,277	$(4,531)

(1)	Penalties related to prepayment of a $45 million mortgage loan collateralized against certain California real estate properties which was to mature on January 1, 2007.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

I. Retirement Plans

Teradyne has defined benefit pension plans covering a majority of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the extent that such contributions are tax deductible. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code.

Components of net periodic pension cost for the three and nine months ended October 3, 2004 and September 28, 2003, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net Periodic Benefit Cost:
Service cost	1,590	$1,672	$4,787	$5,015
Interest cost	3,529	3,459	10,591	10,376
Expected return on plan assets	(3,196)	(2,765)	(9,593)	(8,296)
Amortization of unrecognized:
Net transition obligation	21	21	65	65
Prior service cost	215	215	644	644
Net loss	854	925	2,567	2,776

Total expense	$3,013	$3,527	$9,061	$10,580

Contributions

Teradyne expects to contribute $35.6 million to the pension plans in fiscal 2004. As of October 3, 2004, $25.6 million of contributions had been made. Teradyne anticipates contributing an additional $10.0 million to fund its pension plans in 2004.

Postretirement benefit plans

In addition to receiving pension benefits, Teradyne’s U.S. employees who meet specific retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death benefits, and medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees.

Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net Periodic Benefit Cost:
Service cost	$342	$278	$1,026	$834
Interest cost	491	464	1,475	1,394
Expected return on plan assets	—	—	—	—
Amortization of unrecognized:
Net assets	72	72	215	215
Prior service cost	(18)	(18)	(55)	(55)
Net loss	117	93	352	280

Total expense	$1,004	$889	$3,013	$2,668

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Segment Information

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2003. Intersegment sales are accounted for at fair value as if sales were made to third parties. Segment information for the three and nine months ended October 3, 2004 and September 28, 2003 is as follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended October 3, 2004:
Net revenue to unaffiliated customers	$298,294	$94,238	$40,140	$25,128	$—	$457,800
Intersegment sales	—	7,205	—	—	(7,205)	—

Net sales	298,294	101,443	40,140	25,128	(7,205)	457,800
Income (loss) before taxes (1)(2)	$54,832	$5,779	$573	$480	$(11,587)	$50,077

Three months ended September 28, 2003:
Net revenue to unaffiliated customers	$188,154	$84,932	$33,707	$22,379	$—	$329,172
Intersegment sales	—	12,052	—	—	(12,052)	—

Net sales	188,154	96,984	33,707	22,379	(12,052)	329,172
Loss before taxes (1)(2)	$(11,673)	$(18,035)	$(13,361)	$(1,540)	$(6,705)	$(51,314)

Nine months ended October 3, 2004:
Net revenue to unaffiliated customers	$934,095	$288,638	$112,629	$79,504	$—	$1,414,866
Intersegment sales	—	24,188	—	—	(24,188)	—

Net sales	934,095	312,826	112,629	79,504	(24,188)	1,414,866
Income (loss) before taxes (1)(2)	$199,183	$27,432	$(1,829)	$5,024	$(45,577)	$184,233

Nine months ended September 28, 2003:
Net revenue to unaffiliated customers	$530,362	$268,386	$116,060	$80,469	$—	$995,277
Intersegment sales	—	29,541	—	—	(29,541)	—

Net sales	530,362	297,927	116,060	80,469	(29,541)	995,277
Loss before taxes (1)(2)	$(71,948)	$(37,639)	$(52,231)	$(1,348)	$(14,235)	$(177,401)

(1)	Income (loss) before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in the income (loss) before taxes for the following segments are charges for the first three and nine months of 2004 and 2003 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Cost of revenues—inventory	$1,200	$1,508	$4,041	$4,022
Engineering and development—accelerated depreciation	—	—	—	526
Selling and administrative—accelerated depreciation	—	—	66	191
Restructuring charges (reversals)	—	3,452	(849)	13,317

Total	$1,200	$4,960	$3,258	$18,056

Included in the Connection Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Cost of revenues—inventory	$465	$1,059	$1,699	$269
Gain on sale of business	—	—	(865)	—
Restructuring charges	—	14,396	616	25,609

Total	$465	$15,455	$1,450	$25,878

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Cost of revenues—inventory	$577	$882	$2,721	$4,706
Engineering and development—accelerated depreciation	—	—	—	960
Selling and administrative—accelerated depreciation	—	—	—	1,774
Restructuring (reversals) charges	(10)	4,349	(552)	14,284

Total	$567	$5,231	$2,169	$21,724

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Cost of revenues—inventory	$227	$58	$571	$102
Restructuring charges	(102)	990	(43)	2,341

Total	$125	$1,048	$528	$2,443

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Other income and expense, net	$—	$—	$(585)	$2,592
Selling and administrative—accelerated depreciation	—	1,456	—	2,046
Restructuring charges	66	143	1,064	643

Total	$66	$1,599	$479	$5,281

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

Teradyne and two of its executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding Teradyne’s business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. Teradyne filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that Teradyne’s motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. Teradyne filed its response to the lead plaintiff’s objection on March 2, 2004. On September 8, 2004, the U.S. District Court adopted the U.S. Magistrate Judge’s recommendation and dismissed the consolidated amended class action complaint in its entirety without prejudice.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55.0 million in Connector Service Corporation, aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55.0 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s complaint in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss, and Teradyne filed its reply brief on September 22, 2004. Teradyne’s motion to dismiss remains pending.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	(in thousands)		(in thousands)
Net revenue	$457,800	$329,172	$1,414,866	$995,277

Net income (loss)	41,149	(53,514)	161,889	(182,501)

Percentage of net revenues:
Products	86.8%	84.0%	87.5%	83.8%
Services	13.2	16.0	12.5	16.2

Net revenues	100	100	100	100
Cost of revenues:
Cost of products	49.7	58.2	49.7	60.9
Cost of services	9.1	11.9	8.6	11.8

Gross profit	41.2	29.9	41.7	27.3
Operating expenses:
Engineering and development	14.7	18.6	14.1	19.5
Selling and administrative	15.3	18.2	14.6	19.0
Restructuring and other charges	—	7.1	—	5.6
Gain on sale of business	—	—	(0.1)	—

Operating expenses	30.0	43.9	28.6	44.1

Income (loss) from operations	11.2	(14.0)	13.1	(16.8)
Interest income	0.8	1.1	0.8	1.1
Interest expense	(1.0)	(1.7)	(1.0)	(1.6)
Other income and expense, net	—	(1.0)	0.1	(0.5)

Income (loss) before income taxes	11.0	(15.6)	13.0	(17.8)
Provision for income taxes	2.0	0.7	1.6	0.5

Net income (loss)	9.0%	(16.3)%	11.4%	(18.3)%

Provision for income taxes as a percentage of income (loss) before income taxes	17.8%	(4.3)%	12.1%	(2.9)%

Results of Operations

Third Quarter 2004 Compared to Third Quarter 2003

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended		% Change
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$128.3	$187.4	(31.5)%
Connection Systems	97.4	95.1	2.4
Assembly Test Systems	38.0	37.6	1.1
Other Test Systems	20.4	16.2	25.9

	$284.1	$336.3	(15.5)%

The Semiconductor Test Systems decrease in orders was primarily driven by excess inventory levels at a number of our customers.

The nominal overall growth in Connection Systems orders was primarily led by stronger customer demand in the wireless market segment.

The nominal overall increase in orders in Assembly Test Systems was attributable to a strong increase in commercial products and services, offset in large part by a decrease in our military/aerospace (“mil/aero”) business. Orders were also lower due to the sale of the manual X-ray, rework, and AOI product lines in the fourth quarter of 2003.

The increase in Other Test Systems’ orders resulted from an increase in Broadband Test Systems, while Diagnostic Systems bookings remained relatively flat year-over-year. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations and backlog adjustments for our four principal reportable segments were as follows (in millions):

	For the Three Months Ended
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$10.5	$0.2
Connection Systems	—	0.2
Assembly Test Systems	—	0.3
Other Test Systems	—	—

	$10.5	$0.7

Semiconductor Test Systems experienced $10.5 million of cancellations and backlog adjustments in the three months ended October 3, 2004. Approximately 50% of this amount was related to cancellations, while the remainder was a backlog adjustment driven by management’s estimate of what may be cancelled in future periods based on current information.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the third quarter of 2004 and 2003, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a materially adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	October 3, 2004	September 28, 2003
United States	37%	39%
Taiwan	8	7
South East Asia	20	20
Singapore	6	8
Europe	18	13
Japan	3	8
Korea	6	5
Rest of the World	2	—

	100%	100%

Backlog of unfilled orders for our four principal reportable segments was as follows (in millions):

	For the Three Months Ended
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$287.3	$226.8
Connection Systems	96.8	78.2
Assembly Test Systems	59.5	43.6
Other Test Systems	43.5	27.8

	$487.1	$376.4

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended		% Change
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$298.3	$188.2	58.5%
Connection Systems	94.2	84.9	11.0
Assembly Test Systems	40.2	33.7	19.3
Other Test Systems	25.1	22.4	12.1

	$457.8	$329.2	39.1%

Semiconductor Test Systems revenue made up 65.1% of total revenue for the third quarter of 2004, up from 57.2% a year ago, led by sales of our Catalyst and Flex systems. The increase in sales was led by the broadband market, but was also affected by sales in the wireless and mass storage/datacom markets as well. The improvement in the Asian markets is the most dominant factor in attributing growth by geographic region.

The growth in Connection Systems revenues was led by strong customer demand in the wireless market segment, mainly attributable to our connector business.

The increase in Assembly Test Systems sales was due primarily to an increase in the mil/aero business, offset, in part, by a nominal decrease in commercial products and services. The increase in mil/aero revenue was the result of earlier wins of large multi-year programs.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	October 3, 2004	September 28, 2003
United States	27%	36%
South East Asia	19	19
Taiwan	16	8
Europe	15	14
Singapore	13	11
Japan	4	9
Korea	5	2
Rest of the World	1	1

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	October 3, 2004	September 28, 2003
Gross Profit	$188.5	$98.6	$89.9
Percent of Total Revenue	41.2%	29.9%

The gross margin improvement from the third quarter of 2003 to 2004 was a result of several factors. An improvement of 10 points is credited to an increase in sales volume and a shift in our mix of revenues, with higher Semiconductor Test Systems content. The remainder is attributable to lower material costs and a reduction in fixed manufacturing costs, including depreciation and facility costs resulting from past restructuring actions.

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

The provisions for excess and obsolete inventory were $2.5 million and $3.5 million for the three months ended October 3, 2004 and September 28, 2003, respectively. During the three months ended October 3, 2004, we scrapped $4.4 million of inventory and sold $0.2 million of previously written-down or written-off inventory. As of October 3, 2004, we have inventory related reserves for amounts which had been written-down or written-off of $168.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	October 3, 2004	September 28, 2003
Engineering and Development	$67.2	$61.2	$6.0
Percent of Total Revenue	14.7%	18.6%

The increase of $6 million in engineering and development expenses is primarily the result of our strong commitment to sustained levels of investment in product research and development offset by the results of on-going actions to reduce fixed costs. The increase can be attributed to the following:

•	$3 million increase due to variable employee compensation;

•	$3 million increase in prototype material for engineering development projects; and

•	$2 million from an increase in outsourced contract engineering.

These increases were offset in part by the following:

•	$1 million net decrease for the salaries and fringe benefits due to a decrease in headcount partially offset by salary increases effective July 1, 2004; and

•	$1 million in lower depreciation as a result of lower capital spending, asset write-downs and facility closures.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	October 3, 2004	September 28, 2003
Selling and Administrative	$70.3	$60.1	$10.2
Percent of Total Revenue	15.3%	18.2%

The increase of $10 million in selling and administrative spending is due primarily to the following:

•	$5 million increase due to variable employee compensation;

•	$4 million from an increase in consulting expenses; and

•	$2 million increase in salaries and fringe benefits due to salary increases effective July, 1 2004.

These increases were offset in part by the following:

•	$1 million in lower depreciation costs due to asset write-downs and capital spending cutbacks.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges for the three months ended October 3, 2004 and September 28, 2003. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $6 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13 million as of October 3, 2004. Teradyne has subleased approximately 23% of its unoccupied space as of October 3, 2004 and is actively attempting to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended October 3, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821
Third quarter 2004 provision (reversal)	562	66	—	(674)	(46)
Cash payments	—	(750)	(1,711)	227	(2,234)
Asset write-downs	(562)	—	—	—	(562)

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the three months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$0.6 million charge primarily for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying value. These charges pertain to the impairment of leasehold improvements in facilities vacated in the Assembly Test Systems segment.

•	$0.1 million charge for severance and related benefits. There were approximately 12 employees terminated in the three months ended October 3, 2004 across Teradyne. As of October 3, 2004, $1.6 million in severance and benefits remains unpaid and is included in accrued employees’ compensation and withholdings.

•	$0.7 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods in the Assembly Test and Other Test Systems segments.

The table below summarizes the liability and activity for the three months ended September 28, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Other Charges	Facility Related	Total
Balance at June 29, 2003	$—	$7,976	$—	$24,281	$32,257
Third quarter 2003 provision	11,373	10,162	1,795	—	23,330
Cash payments	—	(5,697)	—	(2,270)	(7,967)
Asset write-downs	(11,373)	—	—	—	(11,373)

Balance at September 28, 2003	$—	$12,441	$1,795	$22,011	$36,247

During the three months ended September 28, 2003, Teradyne recorded the following activity related to restructuring and other charges:

•	$11.4 million of charges, consisting of $11.2 million primarily related to the sale and leaseback of certain manufacturing assets in the Connection Systems segment, and $0.2 million related to the impairment of manufacturing assets held for sale in the Assembly Test Systems segment.

•	$10.2 million charge related to severance and related benefits. There were approximately 340 employees terminated in the third quarter of 2003 across Teradyne.

•	$1.8 million charge primarily for contractual penalties associated with resizing the Connections Systems segment.

Interest Income and Expense

Interest income increased to $3.8 million for the third quarter of 2004 from $3.5 million in the third quarter of 2003 due to an overall increase in Teradyne’s cash and marketable securities balance. Interest expense decreased to $4.7 million in the third quarter of 2004 from $5.5 million in the third quarter of 2003 as a result of the prepayment of our mortgage for our California properties in the third quarter of 2003.

Other Income and Expense, Net

Other income and expense, net for the three months ended October 3, 2004 and September 28, 2003, respectively, includes the following (in thousands):

	For the three months ended
	October 3, 2004	September 28, 2003
Mortgage prepayment penalty (1)	$—	$(3,220)
Fair value adjustment on warrants	—	(12)

Total	—	$(3,232)

(1)	Penalties related to the prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it was more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. Similar to prior periods, the tax expense in the third quarter of 2004 is composed of amounts recorded for foreign taxes, however, it also includes an IRS settlement of $3.0 million related to the closing out of tax years 1999 through 2001, and an adjustment to our estimated annual tax rate from 10% to 10.5%. The tax expense for 2003 relates primarily to a tax provision for foreign taxes, and was recorded using an effective tax rate of 4%.

Nine Months of 2004 Compared to Nine Months of 2003

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Nine Months Ended		Percent Change
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$887.5	$525.7	68.8%
Connection Systems	308.1	230.6	33.6
Assembly Test Systems	115.2	108.6	6.1
Other Test Systems	82.4	65.0	26.8

	$1,393.2	$929.9	49.8%

As total Semiconductor Test Systems orders increased from the first nine months of 2003 to the first nine months of 2004, Semiconductor Test’s percentage of total bookings grew as well, increasing from 56.5% of total bookings in the first nine months of 2003 to 63.7% for the first nine months of 2004. The growth in orders was spread across all products, but was primarily due to increased orders of our Flex and Catalyst products, and encompassed all geographic markets. This growth was spurred by higher demand from a variety of end-users, including the wireless, broadband and mass storage/datacom markets.

The growth in Connection Systems orders was led by stronger customer demand in the wireless market segment across both connector and backplane assembly products. New product growth accounted for approximately 22% of the growth in the connector business. This growth was partially offset by a decline in orders due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

Orders in Assembly Test Systems increased in the mil/aero business, offset by a decline in commercial products and systems primarily due to the sale of the manual X-ray, rework and AOI product lines in 2003, resulting in an overall increase in bookings year over year.

Other Test Systems’ order growth resulted from an increase in Broadband Test Systems bookings, primarily a result of the timing of significant hardware orders for voice line test services in the first nine months of 2004, offset by a decrease in orders in Diagnostic Solutions. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal reportable segments were as follows (in millions):

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$10.5	$6.8
Connection Systems	—	16.0
Assembly Test Systems	0.2	0.7
Other Test Systems	—	0.1

	$10.7	$23.6

Semiconductor Test Systems experienced $10.5 million of cancellations and backlog adjustments in the nine months ended October 3, 2004. Approximately 50% of this amount was related to cancellations, while the remainder was a backlog adjustment driven by management’s estimate of what may be canceled in future periods.

The Connection Systems cancellations in the first nine months of 2003 were from major customers in the telecommunications and networking infrastructure industries, due principally to product program cancellations. Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first nine months of 2004 and 2003 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a materially adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
United States	29%	36%
South East Asia	18	19
Taiwan	17	8
Europe	15	16
Singapore	13	8
Japan	4	10
Korea	4	1
Rest of the World	—	2

	100%	100%

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Nine Months Ended		% Change
	October 3, 2004	September 28, 2003
Semiconductor Test Systems	$934.1	$530.4	76.1%
Connection Systems	288.6	268.4	7.5
Assembly Test Systems	112.7	116.0	(2.8)
Other Test Systems	79.5	80.5	(1.2)

	$1,414.9	$995.3	42.1%

Semiconductor Test Systems revenue made up 66.0% of total revenue for the first nine months of 2004, up from 53.3% a year ago. The growth in sales came from both new and existing products, in particular sales of our Catalyst and Flex systems, and was spread over all regions, led by Singapore and Taiwan. The growth was led by the wireless market, but was also driven by growth in the broadband and mass storage/datacom markets as well.

The growth in Connection Systems sales was led by stronger customer demand in the wireless market when comparing the nine months ended October 3, 2004 to the same period in 2003. This growth was also partially offset by a decline in sales due to the decision to exit the lower margin portion of Connection Systems’ EMS business.

The decline in Assembly Test Systems sales was due primarily to a decrease in revenue in the commercial business from the sale of the manual X-ray, rework and AOI product lines offset by a small increase of in-circuit test sales. The decline in the sales of the commercial business were offset by a moderate increase in mil/aero sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
United States	28%	37%
Europe	16	18
South East Asia	18	14
Singapore	14	10
Taiwan	16	8
Japan	4	9
Korea	3	2
Rest of the World	1	2

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 3, 2004	September 28, 2003
Gross Profit	$591.1	$271.3	$319.8
Percent of Total Revenue	41.7%	27.3%

The gross margin improvement from the first nine months of 2003 to the first nine months of 2004 was a result of several factors. An improvement of 12 points of gross margin is credited to an increase in sales volume and a shift in our mix of revenues, with higher Semiconductor Test Systems content coupled with a shift of Connection Systems business to higher connector content. The remainder is attributable to lower material costs and a reduction in fixed manufacturing costs, including depreciation and facility costs resulting from past restructuring actions.

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

The provisions for excess and obsolete inventory were $9.0 million and $9.1 million for the nine months ended October 3, 2004 and September 28, 2003, respectively. During the nine months ended October 3, 2004, we scrapped $21.2 million of inventory and sold $1.7 million of previously written-down or written-off inventory. As of October 3, 2004, we have inventory related reserves for amounts which had been written-down or written-off of $168.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 3, 2004	September 28, 2003
Engineering and Development	$198.9	$193.6	$5.3
Percent of Total Revenue	14.1%	19.5%

The increase of $5 million in engineering and development expenses can be attributed primarily to the following:

•	$7 million increase due to variable employee compensation;

•	$6 million increase in prototype material for engineering development projects; and

•	$4 million increase in outsourced contract engineering.

These increases were offset in part by the following:

•	$7 million decrease in the salaries and fringe benefits due to a decrease in headcount, offset by salary increases effective July 1, 2004; and

•	$5 million decrease in depreciation as a result of facility closures and lower capital spending including a decrease of $2 million in accelerated depreciation related to asset write-downs and facility closures in the first nine months of 2003.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 3, 2004	September 28, 2003
Selling and Administrative	$206.5	$189.0	$17.5
Percent of Total Revenue	14.6%	19.0%

The increase of $18 million in selling and administrative spending is due primarily to the following:

•	$16 million increase due to variable employee compensation;

•	$5 million from an increase in consulting expenses; and

•	$2 million increase in travel and training costs;

These increases were offset in part by the following:

•	$4 million in lower depreciation costs due to asset write-downs and capital spending cutbacks; and

•	$1 million net decrease in the salaries and fringe benefits due to a decrease in headcount offset by salary increases effective July 1, 2004.

Restructuring and Other Charges

The table below summarizes the liability and activity for the nine months ended October 3, 2004 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First nine months 2004 provision (reversal)	(41)	(694)	2,136	(1,165)	236
Cash payments	—	(5,492)	(9,669)	602	(14,559)
Asset write-downs	41	—	—	—	41

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the nine months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$1.4 million reversal of revised estimates related to long-lived asset impairment charges that had previously been recorded, and $1.4 million of charges for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying amount.

•	$1.9 million reversal of estimates on future benefits for severed employees. This revision is offset by charges taken for severance and related benefits of $1.2 million. There were approximately 48 employees terminated in the nine months ended October 3, 2004 across Teradyne.

•	$2.1 million charge, consisting of $1.2 million of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term, and $0.9 million in the Connection Systems segment for a settlement of the remaining lease obligation on a facility.

•	$1.2 million net reversal of other charges consisting of $1.0 million of amounts earned under agreements related to product lines that were sold, and $0.2 million of revisions of estimates of liabilities incurred during restructuring activities, both of which occurred in prior reporting periods in the Assembly Test and Other Test Systems segments.

•	$0.9 million, as a gain on the sale of a business. This amount related to an earn-out provision from a divestiture in the Connection Systems segment in 1999, and has been classified as gain on the sale of business in the statement of operations for the nine months ended October 3, 2004.

The table below summarizes the liability and activity for the nine months ended September 28, 2003, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Other Charges	Total
Balance at December 31, 2002	$—	$8,242	$—	$25,240	$—	$33,482
First nine months of 2003 provision	25,361	19,725	6,891	2,422	1,795	56,194
Cash payments	—	(15,526)	—	(5,651)	—	(21,177)
Asset write-downs	(25,361)	—	(6,891)	—	—	(32,252)

Balance at September 28, 2003	$—	$12,441	$—	$22,011	$1,795	$36,247

During the nine months ended September 28, 2003, Teradyne recorded the following activity related to restructuring and other charges:

•	$25.4 million charge primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $11.2 million for the sale and leaseback of certain manufacturing assets, and $8.2 million for a reduction in the fair value of properties held for sale in the Connection Systems segment. The charge for the Semiconductor Test Systems segment of $5.5 million related primarily to a reduction in the fair value of properties held for sale, and $0.5 million related to the impairment of manufacturing assets held for sale in the Assembly Test Systems segment.

•	$19.7 million charge for severance and related benefits. There were approximately 800 employees terminated in the first nine months of 2003 across Teradyne.

•

$8.1 million charge for the loss on sale of product lines, of which $6.9 million has been recorded in restructuring and other charges and $1.2 million in each period has been recorded in cost of sales. The product lines sold were in the Assembly Test and Other Test Systems segments. In the first quarter of 2003, the Assembly Test Systems segment sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.7 million for the nine months ended September 28, 2003 of which $6.2 million has been recorded in restructuring and other charges, and $0.5 million has been recorded in cost of sales. In the nine months ended September 28, 2003, the Other Test Systems segment recorded a charge of $1.4 million to write down its net assets relating to the sale of the Autodiagnosis automotive after market product line of which $0.7 million has been recorded in restructuring and other charges and $0.7 million has been recorded in cost of sales.

•	$2.4 million charge, consisting primarily of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term. The Connection Systems segment recorded $1.4 million of this charge and $1.0 million was recorded in the Assembly Test Systems segment.

•	$1.8 million charge primarily for contractual penalties associated with resizing the Connections Systems segment.

Interest Income and Expense

Interest income decreased to $10.8 million for the first nine months of 2004 from $11.0 million in the first nine months of 2003, due primarily to a reduction in interest rates. Interest expense decreased to $14.2 million in the first nine months of 2004 from $16.3 million in the first nine months of 2003 as a result of the prepayment of our mortgage for our California properties in the third quarter of 2003.

Other Income and Expense, Net

Other income and expense, net for the nine months ended October 3, 2004 and September 28, 2003, respectively, includes the following (in thousands):

	For the nine months ended
	October 3, 2004	September 28, 2003
Mortgage prepayment penalty (1)	$—	$(3,220)
Other than temporary impairment of investment	—	(2,592)
Repayment of loan (2)	585	—
Gain on sale of an investment	1,058	1,250
Fair value adjustment on warrants	(366)	31

Total	$1,277	$(4,531)

(1)	Penalties related to the prepayment of a $45 million mortgage loan collateralized against certain California real estate properties, which was to mature January 1, 2007.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it was more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. Similar to prior periods, the tax expense in the first nine months of 2004 is composed of amounts recorded for foreign taxes, however, it also includes an IRS settlement of $3.0 million related to the closing out of tax years 1999 through 2001, and an adjustment to our estimated annual tax rate from 10% to 10.5%. The tax expense for 2003 relates primarily to a tax provision for foreign taxes, and was recorded using an estimated annual effective tax rate of 3%.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $89.6 million in the first nine months of 2004, to $675.6 million. Cash activity for the first nine months of 2004 and 2003 was as follows (in millions):

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Cash provided by (used for) operating activities:	$197.2	$(1.0)
Cash provided by (used for) net income (loss), adjusted for non-cash items	$265.2	$(16.9)
Changes in operating assets and liabilities, net of product lines sold	(68.0)	15.9

Total cash provided by (used for) operating activities	$197.2	$(1.0)
Cash used for investing activities	(182.0)	(108.2)
Cash provided by financing activities	20.4	44.7

Increase (decrease) in cash	$35.6	$(64.5)

Changes in operating assets and liabilities, net of product lines sold used cash of $68.0 million in the first nine months of 2004 due to increased accounts receivable and inventory balances, offset by an increase in accounts payable, deferred revenue and accrued expenses. Accounts receivable balances increased $26.0 million, primarily in the Semiconductor Test segment, due to an increase in sales offset by a decrease in days sales outstanding (“DSO”) from 63 days as of September 28, 2003 to 51 days as of October 3, 2004. The decrease in DSO year over year is mainly related to increased collection efforts and the timing of sales during the nine-month period. Inventory increased $55.3 million in the first nine months of 2004 due primarily to volume increases in our Semiconductor Test Systems segment. Accounts payable, deferred revenue and accrued expenses had a net decrease of $3.2 million. We plan to contribute $10 million to the U.S. Qualified Pension Plan in the fourth quarter of 2004, and approximately $30 million during 2005. Changes in operating assets and liabilities, net of product lines sold provided cash of $15.9 million in the first nine months of 2003, primarily due to an increase in accounts receivable balances offset by a decrease in inventory and an increase in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of cash paid for assets and purchases of capital assets, as well as the purchase, sale and maturity of marketable securities, and proceeds from asset disposals and the sale of product lines. Capital expenditures, including internally manufactured test equipment, increased by $68.8 million in the first nine months of 2004 compared to the first nine months of 2003 across all operating segments, primarily related to increased spending on internally constructed test systems and purchases of computer equipment. Lastly, during the nine months ended October 3, 2004, Teradyne received $1.5 million in proceeds for amounts earned under agreements related to product lines sold in prior reporting periods.

Financing activities represent the sale of our common stock and payments on long-term debt and our convertible senior notes. The decrease of $24.3 million from the first nine months of 2003 to the first nine months of 2004 is due primarily to a decrease in stock option exercises and the repurchase of $8.5 million of our convertible senior notes in the three months ended October 3, 2004. The decision to repurchase a portion of our notes was based on the fair market value of the notes being below face value during the period.

We believe our cash, cash equivalents and marketable securities balance of $675.6 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Employee Stock Options

Our equity compensation program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. Of the stock options we granted in 2003, 87% went to employees other than the Chief Executive Officer and the five other most highly compensated executive officers.

Stock option plan activity for the first nine months of 2004, and the years ended December 31, 2003 and 2002 follows (in thousands):

	Nine Months Ended October 3, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Outstanding at beginning of period	29,923	33,421	29,750
Options granted	6,851	6,659	7,205
Options exercised	(583)	(7,115)	(1,152)
Options canceled	(1,580)	(3,042)	(2,382)

Outstanding at end of period	34,611	29,923	33,421

Exercisable at the end of the period	20,637	16,949	19,296

Available for grant at beginning of period	21,401	25,018	29,841
Grants	(6,851)	(6,659)	(7,205)
Cancellations	1,580	3,042	2,382
Additional shares reserved	—	—	—

Available for grant at end of period	16,130	21,401	25,018

Employee and Executive Option Grants

	Nine Months Ended October 3, 2004	Year Ended December 31,
		2003	2002
Net grants during the period as a percentage of outstanding shares at the end of such period	2.71%	1.88%	2.63%
Grants to Named Executive Officers* during the period as a percentage of outstanding shares at the end of such period	0.55%	0.42%	0.44%
Grants to Named Executive Officers* during the period as a percentage of total options granted during such period	15.71%	12.28%	11.42%
Cumulative options held by Named Executive Officers* as a percentage of total options outstanding at the end of such period	13.08%	11.54%	10.33%

*	The term “Named Executive Officers” as used in these notes, includes the Chief Executive Officer and the five other most highly compensated executive officers for the nine months ended October 3, 2004.

Summary of in-the-money and out-of the-money option information at October 3, 2004 (shares in thousands):

	Exercisable		Unexercisable		Total
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
In-the-Money	2,133	$11.57	3,763	$11.72	5,896	$11.67
Out-of-the-Money (1)	18,537	27.07	10,178	24.19	28,715	26.05

Total Options Outstanding	20,670	25.47	13,941	20.82	34,611	23.60

(1)	Out-of-the-money options are those options with an exercise price equal to or above $14.36, the closing price of our common stock on October 3, 2004.

Executive Options

Options granted to Named Executive Officers, during the nine months ended October 3, 2004:

	Individual Grants
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees(1)	Exercise Price Per Share	Expiration Date	5%(2)	10%(2)
George W. Chamillard	250,000	3.71%	$27.06	1/28/11	$2,754,034	$6,418,071
Gregory R. Beecher	95,000	1.41	27.06	1/28/11	1,046,533	2,438,867
Michael A. Bradley	150,000	2.23	27.06	1/28/11	1,652,421	3,850,843
Michael A. Bradley	300,000	4.45	21.91	5/27/11	2,675,871	6,235,918
John M. Casey	76,000	1.13	27.06	1/28/11	837,226	1,951,094
Edward Rogas, Jr.	110,000	1.63	27.06	1/28/11	1,211,775	2,823,951
Richard E. Schneider	95,000	1.41	27.06	1/28/11	1,046,533	2,438,867

(1)	Based on October 3, 2004 total of 6,740,457 shares subject to options granted in the first nine months of 2004 to employees under our option plans.
(2)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term. Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) of our common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price increases. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of our common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

Option exercises and aggregate remaining option holdings and option values of Named Executive Officers as of October 3, 2004 and during the nine months ended October 3, 2004:

Name	Shares Acquired During First Nine Months of 2004	Value Realized	Number of Securities Underlying Unexercised Options at October 3, 2004		Values of Unexercised In-the Money Options at October 3, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
George W. Chamillard	—	$—	1,057,569	650,000	$304,800	$457,200
Gregory R. Beecher	—	—	236,211	214,750	101,600	152,400
Michael A. Bradley	—	—	413,381	513,000	116,840	175,260
John M. Casey	—	—	246,271	165,800	81,280	121,920
Edward Rogas, Jr.	—	—	350,381	241,000	116,840	175,260
Richard E. Schneider	—	—	241,161	199,800	101,600	152,400

(1)	Option values based on stock price of $14.36, the closing price of our common stock on October 3, 2004.

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

The following table presents information about these plans as of October 3, 2004 (shares in thousands):

	(1)	(2)	(3)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
Stock option plans approved by shareholders	6,214	23.90	2,072
Stock option plans not approved by shareholders (1)	28,132	23.08	14,060

Total	34,346	23.23	16,132

(1)	In connection with the acquisition of GenRad, Inc. in October, 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of Teradyne common stock for each share of GenRad common stock. No additional options will be granted pursuant to the GenRad Plans. As of October 3, 2004, there were outstanding options exercisable for an aggregate of 264 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $70.67 per share.

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

Our Business Is Impacted by Worldwide Economic Cycles.

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

We Have Taken Measures to Address the Slowdown in the Market for Our Products Which Could Have Long-term Negative Effects on Our Business.

During 2001, 2002, 2003, and 2004, we took measures to address slowdowns in the market for our products. In particular, we reduced our workforce, closed and/or sold facilities, discontinued certain product lines, implemented material cost reduction programs and reduced planned capital expenditures and expense budgets. Each measure we took to address such slowdowns could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, increasing our debt, and making it more difficult to respond to customers or competitors, as the market and customer orders turn around.

We May Not Be Able to Adequately Address a Rapid Increase in Customer Demand.

Because we took measures during the past four years to scale back operations and reduce expenses in response to decreased customer demand for products and services, we may not be able to satisfy a rapid increase in customer demand. Our ability to meet rapid increases in customer demand is also, to a certain extent, dependant upon the ability of our suppliers and contractors to meet increased product or delivery requirements, over which we have little or no control.

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

We Currently Are and in the Future May Be Subject to Litigation that Could Have an Adverse Effect on Our Business.

From time to time, we may be subject to litigation or other administrative and governmental proceedings that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages in an amount that could have a material adverse effect on our financial position or results of operations.

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

We Currently Face, and in the Future May Be the Subject of, Securities Class Action Litigation Due to Past or Future Stock Price Volatility.

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. A motion was filed to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. On March 2, 2004, we filed our response to the lead plaintiffs objection. On September 8, 2004, the U.S. District Court adopted the U.S. Magistrate Judge’s recommendation and dismissed the consolidated amended class action complaint in its entirety without prejudice. Management does not believe that the outcomes of these claims will have a material adverse effect on our financial position or results of operations but there can be no assurance that any such claims would not have a material adverse effect on our financial position or results of operations. These cases are further described in “Item 1: Legal Proceedings” in this Form 10-Q.

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

We are also dependent on the financial strength of our suppliers and may be subject to litigation arising from our relationships with suppliers and others. There can be no assurance that the loss of suppliers either as a result of bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of November 4, 2004, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”). Both the RoHs Directive and the WEEE Directive will alter the type and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the RoHs Directive and the WEEE Directive could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on the business, operations and financial condition. The RoHs Directive and the WEEE Directive will be become effective on July 6, 2006 and August 13, 2005, respectively.

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

During the quarter ending October 3, 2004, Teradyne has taken steps to reduce its indebtedness, including repurchasing $8.5 million of the Notes on the open market. There can be no assurance that we will be able to meet our debt service obligations, including our obligations under the Notes.

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

There has been an increasing public debate about the proper accounting treatment for employee stock options. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net income (loss) and net income (loss) per share in a footnote to the consolidated financial statements. If future laws and regulations require us to record the fair value of all stock options as compensation expense in our consolidated statement of operations, our reported operating results will be adversely affected. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net income (loss) and net income (loss) per share if it had been in effect during the three months ended October 3, 2004 and September 28, 2003. Included in Item 2: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are additional stock-based compensation disclosures.

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

Teradyne and two of our executive officers were named as defendants in three purported class action complaints that were filed in Federal District Court, Boston, Massachusetts, in October and November 2001. The court consolidated the cases and has appointed three lead plaintiffs. On November 8, 2002, plaintiffs filed and served a consolidated amended class action complaint. The complaint alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, by making, during the period from July 14, 2000 until October 17, 2000, material misrepresentations and omissions to the investing public regarding our business operations and future prospects. The complaint seeks unspecified damages, including compensatory damages and recovery of reasonable attorneys’ fees and costs. We filed a motion to dismiss all claims asserted in the complaint on February 7, 2003. On January 16, 2004, the U.S. Magistrate Judge recommended to the U.S. District Court that our motion to dismiss the consolidated amended class action complaint in its entirety be allowed without prejudice. On February 2, 2004, the lead plaintiffs filed an objection to the U.S. Magistrate Judge’s recommendation. We filed our response to the lead plaintiff’s objection. On September 8, 2004, the U.S. District Court adopted the U.S. Magistrate Judge’s recommendation and dismissed the consolidated amended class action complaint in its entirety without prejudice.

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

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in Connector Service Corporation aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection as discussed above. HEP has now brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP seeks to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP is now seeking damages for an unstated amount of not less than $55 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s complaint in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss and Teradyne filed its reply brief on September 22, 2004. Teradyne’s motion to dismiss remains pending.

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

Item 6: Exhibits

Exhibit Number	Description
10.45	Agreement Regarding Termination Benefits between Teradyne and Michael A. Bradley (filed herewith)*

10.46	Form of Option Agreement relating to the 1991 Employee Stock Option Plan, as amended (filed herewith)*

10.47	Form of Option Agreement relating to the 1997 Employee Stock Option Plan, as amended (filed herewith)*

10.48	Form of Option Agreement relating to the 1996 Non-Employee Director Stock Option Plan, as amended (filed herewith)*

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Indicates management contracts or compensatory plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer) November 12, 2004