Form 10-Q
period 2005-04-03
TERADYNE INC
filed 2005-05-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 29, 2005 was 195,798,217 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 3, 2005	December 31, 2004
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$190,012	$209,147
Marketable securities	47,455	75,431
Accounts receivable, net of allowance for doubtful accounts of $5,674 and $5,737 on April 3, 2005 and December 31, 2004, respectively	218,635	223,491
Inventories:
Parts	140,277	140,094
Assemblies in process	116,301	122,902

	256,578	262,996
Prepayments and other current assets	40,412	34,761

Total current assets	753,092	805,826
Property, plant, and equipment, at cost	1,374,362	1,349,497
Less: accumulated depreciation	(821,868)	(802,422)

Net property, plant, and equipment	552,494	547,075
Marketable securities	349,485	406,615
Goodwill	116,176	116,176
Other assets	44,368	46,870

Total assets	$1,815,615	$1,922,562

LIABILITIES
Current liabilities:
Notes payable—banks	$2,800	$4,826
Current portion of long-term debt	310	321
Accounts payable	72,297	62,006
Accrued employees’ compensation and withholdings	59,382	106,298
Deferred revenue and customer advances	29,671	30,399
Other accrued liabilities	63,056	60,970
Income taxes payable	6,456	11,738

Total current liabilities	233,972	276,558
Pension liability	60,341	69,187
Long-term other accrued liabilities	46,732	44,321
Convertible senior notes	371,500	391,500
Other long-term debt	7,310	7,432

Total liabilities	719,855	788,998

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 195,649 shares issued and outstanding at April 3, 2005, and 194,253 shares issued and outstanding at December 31, 2004	24,456	24,282
Additional paid-in capital	788,754	768,875
Accumulated other comprehensive loss	(66,598)	(61,313)
Retained earnings	349,148	401,720

Total shareholders’ equity	1,095,760	1,133,564

Total liabilities and shareholders’ equity	$1,815,615	$1,922,562

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands, except per share data)
Net revenues:
Products	$256,063	$364,496
Services	49,518	66,107

Net revenues	305,581	430,603
Cost of revenues:
Cost of products	173,901	215,402
Cost of services	42,540	39,226

Gross profit	89,140	175,975
Operating expenses:
Engineering and development	64,240	64,694
Selling and administrative	65,315	66,242
Restructuring and other charges	10,628	130

Operating expenses	140,183	131,066

(Loss) income from operations	(51,043)	44,909
Interest income	4,405	3,591
Interest expense	(4,434)	(4,632)
Other income and expense, net	—	851

(Loss) income before income taxes	(51,072)	44,719
Income tax expense	1,500	4,472

Net (loss) income	$(52,572)	$40,247

Net (loss) income per common share—basic	$(0.27)	$0.21

Shares used in calculations of net (loss) income per common share—basic	195,619	193,852

Net (loss) income per common share—diluted	$(0.27)	$0.20

Shares used in calculations of net (loss) income per common share—diluted	195,619	199,893

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(52,572)	$40,247
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	26,767	29,537
Amortization	1,535	1,580
Impairment of long-lived assets	595	377
Provision for inventory	2,678	4,259
Other non-cash items, net	(764)	722
Changes in operating assets and liabilities:
Accounts receivable	4,849	(25,714)
Inventories	13,484	(26,024)
Other assets	(5,099)	4,944
Accounts payable, deferred revenue and accrued expenses	(41,703)	11,121
Accrued income taxes	(5,282)	(63)

Net cash (used for) provided by operating activities	(55,512)	40,986

Cash flows from investing activities:
Investments in property, plant and equipment	(42,526)	(39,470)
Proceeds from sale of product lines	414	—
Purchases of available-for-sale marketable securities	(15,487)	(65,318)
Proceeds from sale and maturities of available-for-sale marketable securities	95,908	32,087

Net cash provided by (used for) investing activities	38,309	(72,701)

Cash flows from financing activities:
Payments of long term debt and notes payable	(21,985)	(75)
Issuance of common stock under employee stock option and stock purchase plans	20,053	26,316

Net cash flows (used for) provided by financing activities	(1,932)	26,241

Decrease in cash and cash equivalents	(19,135)	(5,474)
Cash and cash equivalents at beginning of period	209,147	228,444

Cash and cash equivalents at end of period	$190,012	$222,970

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

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

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 16, 2005 for the year ended December 31, 2004.

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

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Balance at beginning of period	$13,075	$11,436
Accruals for warranties issued during the period	520	4,348
Settlements made during the period	(3,621)	(3,329)

Balance at end of period	$9,974	$12,455

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Balance at beginning of period	$4,090	$1,650
Deferral of new extended warranty revenue	595	620
Recognition of extended warranty deferred revenue	(397)	(302)

Balance at end of period	$4,288	$1,968

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne accounts for its director and employee stock option plans and stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 “Accounting For Stock Issued to Employees” (“APB 25”) and related Interpretations. Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Accordingly, there has been no expense for option issuances under the employee or director stock option plans or the employee stock purchase plan. Proceeds from the exercise of stock options and the issuance of the employee stock purchase plan under Teradyne’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had compensation for Teradyne’s stock-based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the three months ended April 3, 2005 and April 4, 2004 would have been the following (in millions, except per share amounts):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Net (loss) income as reported	$(52.6)	$40.2
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(15.9)	(33.4)
Pro forma net (loss) income	(68.5)	6.8
Net (loss) income per common share—basic as reported	(0.27)	0.21
Net (loss) income per common share—diluted as reported	(0.27)	0.20
Net (loss) income per common share—basic pro forma	(0.35)	0.04
Net (loss) income per common share—diluted pro forma	(0.35)	0.03

The weighted average grant date fair value for options granted during the three months ended April 3, 2005 and April 4, 2004 was $7.70 and $14.78 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Expected life (years)	4.5	4.5
Interest rate	3.6%	3.0%
Volatility	60.5%	65.7%
Dividend yield	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three months ended April 3, 2005 and April 4, 2004 was $4.07 and $8.68 per right, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Expected life (years)	0.5	1.0
Interest rate	2.6%	1.3%
Volatility	31.4%	44.5%
Dividend yield	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income, minimum pension liability adjustments, unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive (loss) income are as follows (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Net (loss) income	$(52,572)	$40,247
Foreign currency translation adjustments	(194)	583
Change in unrealized gain on foreign exchange contracts	299	—
Change in unrealized (loss) gain on marketable securities, net of applicable tax of $0	(4,670)	2,782
Additional minimum pension liability	(721)	—
Reclassification adjustment for gain on marketable securities included in net income, net of applicable tax of $0	—	(963)

Comprehensive (loss) income	$(57,858)	$42,649

C. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant.

Under SFAS 123R, public companies are allowed to select from three alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption; the Modified Prospective Application with restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application, which allows companies to restate prior financial statements. Teradyne expects to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, Teradyne discloses pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. For the three months ended April 3, 2005 and the years ended December 31, 2004, 2003 and 2002, had SFAS 123R been effective, Teradyne would have recognized additional non-cash equity-based compensation expense of $15.9 million, $91.8 million, $85.1 million, and $110.3 million, respectively, applying the provisions of SFAS 123R. Teradyne is considering accelerating the vesting of certain outstanding, unvested “out of the money” stock options awarded to employees under Teradyne’s various stock option plans. In addition, Teradyne is considering the use of other equity compensation vehicles including the use of restricted stock.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Teradyne does not expect SFAS 151 to have a material impact on its financial position and results of operations.

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	April 3, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$8,787	$10,406	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,590	2,752	5.7 years
Trade names and trademarks	3,800	1,623	2,177	8.0 years

Total intangible assets	$31,335	$16,000	$15,335	7.1 years

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$8,145	$11,048	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,440	2,902	5.7 years
Trade names and trademarks	3,800	1,504	2,296	8.0 years

Total intangible assets	$31,335	$15,089	$16,246	7.1 years

Aggregate amortization expense was $0.9 million for both the three months ended April 3, 2005 and April 4, 2004. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2005 (remainder)	$2,732
2006	3,643
2007	3,529
2008	2,962
2009	2,469

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Net (loss) income	$(52,572)	$40,247

Shares used in (loss) income per common share—basic	195,619	193,852
Effect of dilutive securities:
Employee and director stock options	—	6,022
Employee stock purchase rights	—	19

Dilutive potential common shares	—	6,041

Shares used in net (loss) income per common share—diluted	195,619	199,893

Net (loss) income per common share—basic	$(0.27)	$0.21

Net (loss) income per common share—diluted	$(0.27)	$0.20

The computation of diluted net loss per common share for the three months ended April 3, 2005, excludes the effect of the potential exercise of options to purchase approximately 30.3 million shares because the effect would have been anti-dilutive. The computation of diluted net income per common share for the three months ended April 4, 2004 excludes the effect of the potential exercise of options to purchase 15.1 million shares, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. Diluted (loss) income per common share for the three months ended April 3, 2005 and April 4, 2004 also excludes 14.3 million and 15.4 million shares, respectively, related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

F. Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three months ended April 3, 2005 and April 4, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $7 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $15 million as of April 3, 2005. Teradyne has subleased approximately 62% of its unoccupied space as of April 3, 2005 and is actively attempting to sublease the remaining space.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the liability and activity for the three months ended April 3, 2005 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2004	$—	$3,060	$21,228	$1,029	$25,317
First quarter 2005 provision	595	7,083	2,536	414	10,628
Cash (payments) receipts	—	(4,181)	(547)	414	(5,621)
Asset write-downs	(595)	—	—	—	(595)

Balance at April 3, 2005	$—	$5,962	$23,217	$1,857	$29,729

During the three months ended April 3, 2005, Teradyne recorded the following activities related to restructuring and other charges:

•	$0.6 million for the impairment of long-lived assets, of which $0.5 million was recorded in the Assembly Test System segment and $0.1 million in Connection Systems.

•	$7.1 million related to severance and related benefits for 339 people terminated in the Semiconductor Test Systems, Connection Systems and Assembly Test Systems segments in all functional areas.

•	$2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA, and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$0.4 million of other charges consisting of a $0.8 million charge for contractual penalties associated with resizing the Connection Systems segment offset by $0.4 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The table below summarizes the liability and activity for the three months ended April 4, 2004, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First quarter 2004 provision	(503)	(302)	935	—	130
Cash payments	—	(2,874)	(2,078)	—	(4,952)
Asset write-downs	503	—	—	—	503

Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942

During the three months ended April 4, 2004, Teradyne settled the remaining lease obligation on a facility in the Connection Systems segment which resulted in a charge of $0.9 million.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G. Debt

During the three months ended April 3, 2005, Teradyne repurchased $20 million of the $391.5 million principal amount of 3.75% Convertible Senior Notes due 2006. Teradyne recorded no gain or loss related to this transaction for the three months ended April 3, 2005.

H. Other Income and Expense, net

Other income and expense, net for the three months ended April 3, 2005 and April 4, 2004 includes the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Gain on sale of an investment	$—	$1,058
Fair value adjustment on warrants	—	(207)

Total	$—	$851

I. Retirement Plans

Teradyne has defined benefit pension plans covering a majority of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code, as well as unfunded foreign plans.

Components of net periodic pension cost for the three months ended April 3, 2005 and April 4, 2004, respectively, are as follows (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Net Periodic Benefit Cost:
Service cost	$1,756	$1,604
Interest cost	3,642	3,535
Expected return on plan assets	(3,720)	(3,200)
Amortization of unrecognized:
Net transition obligation	21	23
Prior service cost	220	215
Net loss	1,111	857

Total expense	$3,030	$3,034

Contributions

Teradyne expects to contribute up to $30 million to the U.S. Qualified Pension Plan in fiscal 2005, of which $10 million was contributed in the three months ended April 3, 2005.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Net Periodic Benefit Cost:
Service cost	$208	$342
Interest cost	471	491
Expected return on plan assets	—	—
Amortization of unrecognized:
Net assets	—	72
Prior service cost	(76)	(18)
Net loss	195	117

Total expense	$798	$1,004

J. Segment Information

Teradyne has four reportable segments and five operating segments with Diagnostic Solutions and Broadband Test Systems combined as Other Test Systems. The four reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Assembly Test Systems, and Other Test Systems. These reportable segments were determined based upon the nature of the products and services offered.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment sales are accounted for at fair value as if sales were made to third parties. Segment information for the three months ended April 3, 2005 and April 4, 2004 is as follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended April 3, 2005:
Net revenue to unaffiliated customers	$147,868	$95,224	$37,904	$24,585	$—	$305,581
Intersegment sales		3,389			(3,389)	—

Net sales	147,868	98,613	37,904	24,585	(3,389)	305,581
(Loss) income before taxes (1)(2)	$(45,775)	$427	$(2,987)	$1,200	$(3,937)	$(51,072)

Three months ended April 4, 2004:
Net revenue to unaffiliated customers	$274,116	$95,261	$33,376	$27,850	$—	$430,603
Intersegment sales	—	7,902	—	—	(7,902)	—

Net sales	274,116	103,163	33,376	27,850	(7,902)	430,603
Income (loss) before taxes (1)(2)	$48,958	$9,507	$(2,205)	$2,843	$(14,384)	$44,719

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.
(2)	Included in the (loss) income before taxes for the following segments are charges for the first three months of 2005 and 2004 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Cost of revenues—inventory	$1,262	$1,241
Selling and administrative—accelerated depreciation	—	66
Restructuring charges (reversals)	1,285	(307)

Total	$2,547	$1,000

Included in the Connection Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Cost of revenues—inventory	$612	$915
Restructuring charges	4,270	616

Total	$4,882	$1,531

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Cost of revenues—inventory	$662	$1,834
Restructuring charges (reversals)	5,125	(960)

Total	$5,787	$874

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4 , 2004
Cost of revenues—inventory	$142	$269
Restructuring (reversals) charges	(52)	59

Total	$90	$328

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Restructuring charges	$—	$722

Total	$—	$722

K. Commitments and Contingencies

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers in the Federal District Court in San Diego, California. Teradyne filed a motion to dismiss the complaint in its entirety on behalf of Teradyne and the two individual defendants. The court granted the motion in part, and the only remaining claims were that the sale of Teradyne’s common stock to the former owners violated certain California securities statutes and common law and that Teradyne had breached certain contractual obligations in the agreements relating to the acquisitions. Teradyne’s subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. Teradyne opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion from reconsideration and the plaintiffs’ request for certification under Rule 54(b). The only claim remaining before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of its remaining claim in the trial court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the court’s prior orders dismissing certain of the plaintiffs’ claims, granting partial summary judgment against them and denying the plaintiffs’ motion for reconsideration. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In August of 2003, Hampshire Equity Partners II, LP (“HEP”) informed Teradyne of a potential claim that was subsequently contained in the complaint that HEP filed on April 30, 2004 against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in Connector Service Corporation aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection as discussed above. HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP sought damages for an unstated amount of not less than $55 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s complaint in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss and Teradyne filed its reply brief on September 22, 2004. The District Court entered an order on or about April 7, 2005 allowing Teradyne’s motion to dismiss in full and denying HEP leave to amend and re-file their complaint. On May 6, 2005 HEP filed a notice of appeal from the court’s order. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

L. Subsequent Event

On April 8, 2005, Teradyne committed to a real estate consolidation plan and determined that an impairment charge would result from the consolidation plan. The plan includes selling two unoccupied buildings, one in North Reading, MA and one in Nashua, NH. Teradyne estimates that an impairment charge of approximately $10.6 million will be recorded in the second quarter of fiscal 2005 resulting from these actions, and that the sales will be completed by the end of the first quarter of fiscal 2006, which ends April 2, 2006.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands)
Net revenue	$305,581	$430,603

Net (loss) income	(52,572)	40,247

Percentage of net revenues:
Products	84%	85%
Services	16	15

Net revenues	100	100
Cost of revenues:
Cost of products	57	50
Cost of services	14	9

Gross profit	29	41
Operating expenses:
Engineering and development	21	15
Selling and administrative	21	15
Restructuring and other charges	4	—

Operating expenses	46	30

(Loss) income from operations	(17)	11
Interest income	1	1
Interest expense	(1)	(1)
Other income and expense, net	—	(1)

(Loss) income before income taxes	(17)	10
Provision for income taxes	—	1

Net (loss) income	(17)%	9%

Provision for income taxes as a percentage of (loss) income before income taxes	(3)%	10%

Results of Operations

First Quarter 2005 Compared to First Quarter 2004

Bookings

Net bookings for our four reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended		% Change
	April 3, 2005	April 4, 2004
Semiconductor Test Systems	$165.8	$372.4	(55)%
Connection Systems	99.9	102.5	(3)
Assembly Test Systems	37.9	33.7	12
Other Test Systems	37.1	42.6	(13)

	$340.7	$551.2	(38)%

The Semiconductor Test Systems decrease in orders was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The increase in orders in Assembly Test Systems was attributable to a strong increase in our military/aerospace (“mil/aero”) business, offset by a decrease in our commercial products and services. The increase in mil/aero was primarily the result of a follow-on order from a large customer.

The decrease in Other Test Systems’ orders resulted from an increase in Diagnostic Systems, offset by a decrease in Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations and backlog adjustments for our four reportable segments were as follows (in millions):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Semiconductor Test Systems	$1.3	$—
Connection Systems	—	—
Assembly Test Systems	—	0.2
Other Test Systems	—	—

	$1.3	$0.2

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarter of 2005 and 2004, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
United States	40%	27%
South East Asia	17	20
Europe	16	18
Singapore	10	11
Japan	7	4
Taiwan	6	20
Korea	4	—
Rest of the World	—	—

	100%	100%

Backlog of unfilled orders for our four reportable segments was as follows (in millions):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Semiconductor Test Systems	$242.0	$432.1
Connection Systems	85.3	84.5
Assembly Test Systems	63.7	57.1
Other Test Systems	52.0	55.3

	$443.0	$629.0

Revenue

Net revenues for our four reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended
	April 3, 2005	April 4, 2004	% Change
Semiconductor Test Systems	$147.9	$274.1	(46)%
Connection Systems	95.2	95.3	—
Assembly Test Systems	37.9	33.4	14
Other Test Systems	24.6	27.8	(12)

	$305.6	$430.6	(29)%

The decrease in Semiconductor Test Systems revenue was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The increase in Assembly Test System sales was due primarily to an increase in the mil/aero, offset in part by a nominal decrease in commercial products and services. The increase in mil/aero revenue was the result of earlier wins of large multiyear programs.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
United States	39%	33%
South East Asia	18	16
Europe	15	17
Singapore	7	14
Japan	6	5
Taiwan	5	14
Korea	3	—
Rest of the World	7	1

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 3, 2005	April 4, 2004
Gross Profit	$89.1	$176.0	$(86.9)
Percent of Total Revenue	29%	41%

The reduction in gross margin from the first quarter of 2004 to 2005 was primarily a result of:

•	the reduction in Semiconductor Test Systems sales volume;

•	shift in product mix within Semiconductor Test Systems to a higher content of new products which begin with lower gross margins, then increase as material cost reductions accelerate with increased volume; and

•	other factors including pricing, system configurations and new product support. These other factors generally improve at higher levels of shipments as the new products become more populated with greater instrumentation and customers become more self sufficient.

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

The provisions for excess and obsolete inventory were $2.7 million and $4.3 million for the three months ended April 3, 2005 and April 4, 2004, respectively. During the three months ended April 3, 2005, we scrapped $5.8 million of inventory. As of April 3, 2005, we have inventory related reserves for amounts which had been written-down or written-off of $151.0 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 3, 2005	April 4, 2004
Engineering and Development	$64.2	$64.7	$(0.5)
Percent of Total Revenue	21%	15%

The decrease of $0.5 million in engineering and development expenses is due to the results of on-going actions to reduce fixed costs and reflects our strong commitment to sustained levels of investment in product research and development.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 3, 2005	April 4, 2004
Selling and Administrative	$65.3	$66.2	$(0.9)
Percent of Total Revenue	21%	15%

The decrease of $0.9 million in selling and administrative spending is due primarily to a $3.1 million decrease in variable employee compensation, offset by a $1.9 million increase in salaries and fringe benefits due to salary increases effective July, 1 2004.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three months ended April 3, 2005 and April 4, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $15 million as of April 3, 2005. We have subleased approximately 62% of our unoccupied space as of April 3, 2005 and are actively attempting to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended April 3, 2005 relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2004	$—	$3,060	$21,228	$1,029	$25,317
First quarter 2005 provision	595	7,083	2,536	414	10,628
Cash (payments) receipts	—	(4,181)	(547)	414	(5,621)
Asset write-downs	(595)	—	—	—	(595)

Balance at April 3, 2005	$—	$5,962	$23,217	$1,857	$29,729

During the three months ended April 3, 2005, we recorded the following activities related to restructuring and other charges:

•	$0.6 million for the impairment of long-lived assets, of which $0.5 million was recorded in the Assembly Test System segment and $0.1 million in Connection Systems.

•	$7.1 million related to severance and related benefits for 339 people terminated in the Semiconductor Test Systems, Connection Systems and Assembly Test Systems segments in all functional areas.

•	$2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA, and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$0.4 million of other charges consisting of a $0.8 million charge for contractual penalties associated with resizing the Connection Systems segment offset by $0.4 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The restructuring actions taken in the first three months of 2005 are expected to generate cost savings of approximately $4.3 million quarterly across Semiconductor Test Systems, Connection Systems and Assembly Test Systems.

The table below summarizes the liability and activity for the three months ended April 4, 2004, relating to restructuring and other charges (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First quarter 2004 provision	(503)	(302)	935	—	130
Cash payments	—	(2,874)	(2,078)	—	(4,952)
Asset write-downs	503	—	—	—	503

Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942

During the three months ended April 4, 2004, we settled the remaining lease obligation on a facility in the Connection Systems segment which resulted in a charge of $0.9 million.

Interest Income and Expense

Interest income increased to $4.4 million for the first quarter of 2005 from $3.6 million in the first quarter of 2004 due to an increase in interest rates. Interest expense decreased to $4.4 million in the first quarter of 2005 from $4.6 million in the first quarter of 2004 as a result of the repurchase of $8.5 million and $20 million of the $400 million principal amount of 3.75% convertible senior notes due 2006 in the third quarter of 2004 and the first quarter of 2005, respectively.

Other Income and Expense, Net

Other income and expense, net for the three months ended April 3, 2005 and April 4, 2004, respectively, includes the following (in thousands):

	For the three months ended
	April 3, 2005	April 4, 2004
Gain on sale of an investment	$—	$1,058
Fair value adjustment on warrants	—	(207)

Total	$—	$851

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it was more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision for the first quarter of 2005 consists of taxes incurred in foreign locations combined with audit settlements with the Internal Revenue Service and the State of California. The tax expense for the first quarter of 2004 consists of amounts recorded for foreign taxes.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $104.2 million in the first three months of 2005, to $587.0 million. Cash activity for the first three months of 2005 and 2004 was as follows (in millions):

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Cash (used for)/provided by operating activities:
Cash (used for)/provided by net (loss) income, adjusted for non-cash items	$(21.8)	$76.7
Changes in operating assets and liabilities	(33.7)	(35.7)

Total cash (used for)/provided by operating activities	$(55.5)	$41.0
Cash provided by/(used for) investing activities	38.3	(72.7)
Cash (used for)/provided by financing activities	(1.9)	26.2

Decrease in cash	$(19.1)	$(5.5)

Changes in operating assets and liabilities used cash of $33.7 million in the first three months of 2005 due primarily to a decrease in accounts payable, deferred revenue and accrued expenses which had a net decrease of $41.7 million due primarily to employee compensation accruals which are paid out at the beginning of the year. Accounts receivable balances decreased $4.8 million, primarily in the Semiconductor Test Systems segment, due to a decrease in sales, partially offset by an increase in days sales outstanding (“DSO”) from 54 days as of April 4, 2004 to 67 days as of April 3, 2005. The increase in DSO year over year is mainly related to the timing of sales during the three-month period. Inventory decreased $13.5 million in the first three months of 2005 due primarily to volume decreases in our Semiconductor Test Systems segment. We contributed $10 million to the U.S. Qualified Pension Plan, and we plan to contribute up to an additional $20 million in the remainder of 2005. Changes in operating assets and liabilities used cash of $35.7 million in the first three months of 2004, primarily due to an increase in accounts receivable balances offset by an increase in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of purchases of capital assets, as well as the purchase, sale and maturity of marketable securities. Capital expenditures increased by $3.1 million in the first three months of 2005 compared to the first three months of 2004 across all operating segments, primarily related to increased spending on internally manufactured test systems.

Financing activities represent the sale of our common stock and payments on our convertible senior notes and other long-term debt. The decrease of $28.2 million from the first three months of 2004 to the first three months of 2005 is due primarily to a decrease in stock option exercises and the repurchase of $20 million of our convertible senior notes in the three months ended April 3, 2005. The decision to repurchase a portion of our notes was based on the fair market value of the notes being below face value during the period.

We believe our cash, cash equivalents and marketable securities balance of $587.0 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Event

On April 8, 2005, we committed to a real estate consolidation plan and determined that an impairment charge would result from the consolidation plan. The plan includes selling two unoccupied buildings, one in North Reading, MA and one in Nashua, NH. We estimate that an impairment charge of approximately $10.6 million will be recorded in the second quarter of fiscal 2005 resulting from these actions, and that the sales will be completed by the end of the first quarter of fiscal 2006, which ends April 2, 2006.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to calculate equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant.

Under SFAS 123R, public companies are allowed to select from three alternative transition methods: the Modified Prospective Application, which allows for the adoption of SFAS 123R without restatement of prior interim periods in the year of adoption; the Modified Prospective Application with restatement of prior interim periods in the year of adoption; and the Modified Retrospective Application which allows companies to restate prior financial statements. We expect to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, we disclose pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. For the three months ended April 3, 2005 and the years ended December 31, 2004, 2003 and 2002, had SFAS 123R been effective, we would have recognized additional non-cash equity-based compensation expense of $15.9 million, $91.8 million, $85.1 million, and $110.3 million, respectively, applying the provisions of SFAS 123R. We are considering accelerating the vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under our various stock option plans. In addition, we are considering the use of other equity compensation vehicles including the use of restricted stock.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We do not expect SFAS 151 to have a material impact on its financial position and results of operations.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in our filings with the Securities and Exchange Commission.

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

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development and introduction depends upon a number of factors, including:

•	new product selection;

•	ability to meet customer requirements;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing;

•	timely remediation of product performance issues, if any, identified during testing; and

•	assembly processes and product performance at customer locations.

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

Our Business Is Impacted by Worldwide Economic Cycles, Which Are Difficult to Predict.

Capital equipment providers in the electronics and semiconductor industries, such as Teradyne, have, in the past, been negatively impacted by sudden slowdowns in the global economies, and resulting reductions in customer capital investments. The duration of the current slowdown in global economies and reductions in customer capital investments and any future slowdowns and reductions, which may adversely impact our business, are difficult to predict.

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

We Have Taken Measures to Address the Slowdown in the Market for Our Products Which Could Have Long-term Negative Effects on Our Business.

During the last four calendar years and in the first quarter of 2005, we took measures to address slowdowns in the market for our products. In particular, we reduced our workforce, closed and/or sold facilities, discontinued certain product lines, implemented material cost reduction programs and reduced planned capital expenditures and expense budgets. Each measure we took to address such slowdowns could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, increasing our debt, and making it more difficult to hire and retain talented individuals and respond to customers or competitors, as the market and customer orders turn around.

We May Not Be Able to Adequately Address a Rapid Increase in Customer Demand.

Because we took measures in recent years and in the first quarter of 2005 to scale back operations and reduce expenses in response to decreased customer demand for our products and services, we may not be able to satisfy a rapid increase in customer demand. Our ability to meet rapid increases in customer demand is also, to a certain extent, dependant upon the ability of our suppliers and contractors to meet increased product or delivery requirements, many of which have also implemented cost reduction strategies and over which we have little or no control.

Our Business May Be Adversely Impacted by Acquisitions Which May Affect Our Ability to Manage and Maintain Our Business.

Since our inception, we have acquired a number of businesses. In the future, we may undertake additional acquisitions of businesses that complement our existing operations. Such past or future acquisitions could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	the costs associated with and/or the inability to effectively integrate an acquired business into our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	the inability to retain the management, key personnel and other employees of an acquired business;

•	the inability to retain the customers of an acquired business;

•	the possibility that our reputation will be adversely affected by customer satisfaction problems of an acquired business;

•	potential known or unknown liabilities associated with an acquired business, including but not limited to regulatory, environmental, internal controls and tax liabilities;

•	significant underperformance of the acquired business relative to our expectations;

•	the amortization of acquired identifiable intangibles, which may adversely affect our reported results of operations; and

•	litigation which has or which may arise in the future in connection with such acquisitions.

For example, in connection with the August 2000 acquisition of each of Herco Technology Corp., a California company, and Perception Laminates, Inc., a California company, a complaint was filed on or about September 5, 2001 and is now pending, on appeal, before the U.S. Court of Appeals for the Ninth Circuit by the former owners of those companies naming as defendants Teradyne and two of our executive officers. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

Additionally, in 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arises out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. This matter is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

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

For example, on April 30, 2004, Hampshire Equity Partners II, L.P. (“HEP”), filed a complaint against Teradyne and Teradyne Connection Systems segment (“TCS”) asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied upon statements made by a representative of TCS to a HEP agent during its due diligence prior to investing $55 million in Connector Services Corporation, aka AMAX Plating, Inc (“CSC”). HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses it has suffered upon the bankruptcy of CSC. HEP sought damages in an unstated amount exceeding $55 million. The District Court entered an order on or about April 7, 2005 allowing Teradyne’s motion to dismiss in full and denying HEP’s leave to amend and re-file their complaint. On May 6, 2005 HEP filed a notice of appeal from the court’s order. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

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

We May Incur Significant Liabilities if We Fail to Comply With Environmental Regulations.

We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	restrict our ability to ship certain products into the European Union;

•	require us to modify our operations logistics;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of April 3, 2005, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”). Both the RoHs Directive and the WEEE Directive will alter the type and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the RoHs Directive and the WEEE Directive and integrating compliance activities with our suppliers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. For example, early compliance with the RoHs Directive by any of our suppliers could force Teradyne to participate in last time buy programs and to accelerate end of life timetables for existing products, each of which results in additional costs for Teradyne and disrupts existing operations and logistics. The RoHs Directive and the WEEE Directive will be become effective on July 6, 2006 and August 13, 2005, respectively.

We Have Substantial Indebtedness and We May Not Be Able to Pay Our Debt and Other Obligations.

On October 24, 2001, we completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due October 15, 2006 and received net proceeds of $389 million. During the year ended December 31, 2004 and the first quarter of 2005, we took steps to reduce our indebtedness, including repurchasing $8.5 million and $20.0 million, respectively, of the Notes on the open market. As a result, as of April 3, 2005, we have approximately $371.5 million principal amount of outstanding indebtedness. The level of our indebtedness, among other things, could:

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

We Will Be Required to Account for Options Under Our Employee Stock Plans as a Compensation Expense,Which Will Adversely Affect Our Operating Results.

There has been an increasing public debate about the proper accounting treatment for employee stock options. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. SFAS 123R or any other future laws and regulations requiring us to record the fair value of all stock options as compensation expense in our consolidated statement of operations will adversely affect operating results. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net (loss) income and net (loss) income per share if it had been in effect during the quarter ended April 3, 2005.

Provisions of Our Charter and By-Laws and Massachusetts Law Make a Takeover of Teradyne More Difficult.

Our basic corporate documents, our stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in control, even if a change in control might be regarded as beneficial to some or all of our stockholders.

Our Operating Results Are Likely to Fluctuate Significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	competitive pressures on selling prices;

•	our ability to introduce and the market acceptance of new products planned for 2005 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2005 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products; and

•	impairment charges for certain long-lived assets.

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

We have Significant Guarantees and Indemnification Obligations

From time to time we make guarantees to customers regarding the performance of our products and guarantee certain indebtedness or performance obligations of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information regarding “Guarantees and Indemnification Obligations” see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 16, 2005. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

After the August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc. the former owners of those companies filed a complaint on September 5, 2001 against Teradyne and two of its executive officers in the Federal District Court in San Diego, California. Teradyne filed a motion to dismiss the complaint in its entirety on behalf of Teradyne and the two individual defendants. The court granted the motion in part, and the only remaining claims were that the sale of our common stock to the former owners violated certain California securities statutes and common law and that we had breached certain contractual obligations in the agreements relating to the acquisitions. Our subsequent motion for partial summary judgment with respect to the breach of contract claims was granted on November 7, 2002. On December 9, 2002, the plaintiffs filed a motion asking the court to reconsider its summary judgment ruling or, alternatively, for certification under Rule 54(b) which would grant the plaintiffs leave to appeal both the Court’s ruling regarding dismissal of claims and its ruling granting summary judgment to the Ninth Circuit Court of Appeals. We opposed these motions. On April 22, 2003, the Court denied the plaintiffs’ motion from reconsideration and the plaintiffs’ request for certification under Rule 54(b). The only claim remaining before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, Plaintiffs voluntarily stipulated to the dismissal with prejudice of its remaining claim in the trial court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the court’s prior orders dismissing certain of the plaintiffs’ claims and granting partial summary judgment against them and denying the plaintiffs’ motion for reconsideration. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

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

In August of 2003, Hampshire Equity Partners II, LP (“HEP”) informed Teradyne of a potential claim that was subsequently contained in the complaint that HEP filed on April 30, 2004 against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to its February 21, 2001 investment of $55 million in Connector Service Corporation aka AMAX Plating, Inc. (“CSC”), which was a supplier to TCS at the time. During the due diligence that HEP conducted prior to making that investment, an agent of HEP spoke with TCS, among other CSC customers, concerning CSC. On or about September 24, 2003, CSC filed for bankruptcy protection as discussed above. HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity, relating to statements that a TCS representative made to HEP’s agent prior to HEP’s February 2001 investment in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses that it suffered upon the bankruptcy of CSC. HEP sought damages for an unstated amount of not less than $55 million. On June 17, 2004, Teradyne and TCS filed a motion to dismiss HEP’s complaint in its entirety. On August 9, 2004, HEP filed its opposition to the motion to dismiss and Teradyne filed its reply brief on September 22, 2004. The District Court entered an order on or about April 7, 2005 allowing Teradyne’s motion to dismiss in full and denying HEP leave to amend and re-file their complaint. On May 6, 2005, HEP filed a notice of appeal from the court’s order. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

Item 5: Other Information

On May 10, 2005, Teradyne entered into a Change of Control Agreement with Amy McAndrews, the Corporate Controller. The Agreement provides that in the event that Teradyne experiences a “Change in Control” (as defined in the Agreement) and, within 24 months of the Change in Control Ms. McAndrews is terminated without “Cause” or if she terminates employment with “Good Reason” (each as defined in the Agreement), Ms. McAndrews will receive the following benefits: (i) the full acceleration of the vesting of her options; and (ii) in the event that any payments or benefits Ms. McAndrews receives from Teradyne are subject to excise tax under Section 280G of the Internal Revenue Code, Teradyne will pay Ms. McAndrews an additional amount so that the net amount retained by Ms. McAndrews after deduction of (x) any excise tax and (y) any federal, state and local tax and excise tax imposed upon the additional amount, shall be equal to the value of such payments or benefits.

Item 6: Exhibits

Exhibit Number	Description
10.50	Change of Control Agreement dated May 10, 2005 between the Company and Executive Officer* (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

*	Indicates management contracts or compensatory plans

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

May 13, 2005