Form 10-Q
period 2005-07-03
TERADYNE INC
filed 2005-08-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 29, 2005 was 196,751,907 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 3, 2005	December 31, 2004
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$199,060	$209,147
Marketable securities	73,224	75,431
Accounts receivable, net of allowance for doubtful accounts of $5,562 and $5,737 on July 3, 2005 and December 31, 2004, respectively	235,275	223,491
Inventories:
Parts	125,842	140,094
Assemblies in process	131,777	122,902

Net inventories	257,619	262,996
Prepayments and other current assets	34,116	34,761

Total current assets	799,294	805,826
Property, plant, and equipment, at cost	1,326,619	1,349,497
Less: accumulated depreciation	(798,505)	(802,422)

Net property, plant, and equipment	528,114	547,075
Marketable securities	277,151	406,615
Goodwill	116,176	116,176
Other assets	44,179	46,870

Total assets	$1,764,914	$1,922,562

LIABILITIES
Current liabilities:
Notes payable—banks	$2,705	$4,826
Current portion of long-term debt	300	321
Accounts payable	70,347	62,006
Accrued employees’ compensation and withholdings	54,724	106,298
Deferred revenue and customer advances	34,204	30,399
Other accrued liabilities	57,761	60,970
Income taxes payable	3,242	11,738

Total current liabilities	223,283	276,558
Pension liability	54,257	69,187
Long-term other accrued liabilities	45,057	44,321
Convertible senior notes	371,500	391,500
Other long-term debt	7,123	7,432

Total liabilities	701,220	788,998

Commitments and contingencies (Note M)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 196,612 and 194,253 shares issued and outstanding at July 3, 2005 and December 31, 2004, respectively	24,577	24,282
Additional paid-in capital	798,550	768,875
Accumulated other comprehensive loss	(63,117)	(61,313)
Retained earnings	303,684	401,720

Total shareholders’ equity	1,063,694	1,133,564

Total liabilities and shareholders’ equity	$1,764,914	$1,922,562

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(in thousands, except per share amounts)
Net revenues:
Products	$269,665	$466,802	$525,728	$840,769
Services	50,507	59,661	100,025	116,297

Net revenues	320,172	526,463	625,753	957,066
Cost of revenues:
Cost of products	180,801	259,500	354,702	474,902
Cost of services	41,206	40,335	83,746	79,561

Gross profit	98,165	226,628	187,305	402,603
Operating expenses:
Engineering and development	60,915	66,914	125,155	131,608
Selling and administrative	67,542	69,991	132,857	136,233
Restructuring and other charges, net	10,807	152	21,435	282
Gain on sale of business	(612)	(865)	(612)	(865)

Operating expenses	138,652	136,192	278,835	267,258

(Loss) income from operations	(40,487)	90,436	(91,530)	135,345
Interest income	3,841	3,470	8,246	7,061
Interest expense	(4,153)	(4,895)	(8,587)	(9,527)
Other income and expense, net	—	426	—	1,277

(Loss) income before income taxes	(40,799)	89,437	(91,871)	134,156
Income tax expense	4,665	8,944	6,165	13,416

Net (loss) income	$(45,464)	$80,493	$(98,036)	$120,740

Net (loss) income per common share—basic	$(0.23)	$0.41	$(0.50)	$0.62

Shares used in calculations of net (loss) income per common share—basic	195,757	194,015	195,688	193,934

Net (loss) income per common share—diluted	$(0.23)	$0.39	$(0.50)	$0.60

Shares used in calculations of net (loss) income per common share—diluted	195,757	213,486	195,688	214,383

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 3, 2005	July 4, 2004
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(98,036)	$120,740
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	57,039	61,687
Amortization	2,894	2,922
Impairment of long-lived assets	9,752	277
Gain on sale of land and building	(4,445)	—
Gain on sale of product lines and business	(1,521)	(865)
Provision for inventory	4,843	6,563
Provision for doubtful accounts	—	94
Other non-cash items, net	667	377
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(11,752)	(66,015)
Inventories	33,001	(53,780)
Other assets	(8,133)	3,648
Accounts payable, deferred revenue and accrued expenses	(56,833)	37,517
Accrued income taxes	(8,496)	5,803

Net cash (used for) provided by operating activities	(81,020)	118,968

Cash flows from investing activities:
Investments in property, plant and equipment	(80,304)	(78,466)
Proceeds from sale of product lines and business	1,521	865
Proceeds from sale of land and building	13,020	—
Purchases of available-for-sale marketable securities	(117,253)	(135,907)
Proceeds from sale and maturities of available-for-sale marketable securities	246,041	62,301

Net cash provided by (used for) investing activities	63,025	(151,207)

Cash flows from financing activities:
Payments of long term debt and notes payable	(22,062)	(229)
Issuance of common stock under employee stock option and stock purchase plans	29,970	28,359

Net cash provided by financing activities	7,908	28,130

Decrease in cash and cash equivalents	(10,087)	(4,109)
Cash and cash equivalents at beginning of period	209,147	228,444

Cash and cash equivalents at end of period	$199,060	$224,335

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

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Six Months Ended
	July 3, 2005	July 4, 2004
Balance at beginning of period	$13,075	$11,436
Accruals for warranties issued during the period	4,822	12,083
Accruals related to pre-existing warranties (including changes in estimates)	(2,118)	(657)
Settlements made during the period	(7,647)	(7,510)

Balance at end of period	$8,132	$15,352

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Six Months Ended
	July 3, 2005	July 4, 2004
Balance at beginning of period	$4,090	$1,650
Deferral of new extended warranty revenue	1,248	1,872
Recognition of extended warranty deferred revenue	(838)	(558)

Balance at end of period	$4,500	$2,964

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne accounts for its stock option plans and stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations. Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Accordingly, there has been no expense for option issuances under the employee or director stock option plans or employee stock purchase plans. Proceeds from the exercise of stock options and the issuance of the employee stock purchase plan under Teradyne’s stock plans are credited to common stock at par value and the excess is credited to additional paid-in capital.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the three and six months ended July 3, 2005 and July 4, 2004 would have been the following (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net (loss) income as reported	$(45.5)	$80.5	$(98.0)	$120.7
Deduct: Total stock-based employee compensation expense determined under fair value method	(77.6)	(17.9)	(93.5)	(51.3)
Pro forma net (loss) income	(123.1)	62.6	(191.5)	69.4
Net (loss) income per common share—basic as reported	(0.23)	0.41	(0.50)	0.62
Net (loss) income per common share—diluted as reported	(0.23)	0.39	(0.50)	0.60
Net (loss) income per common share—basic pro forma	(0.63)	0.32	(0.98)	0.36
Net (loss) income per common share—diluted pro forma	(0.63)	0.31	(0.98)	0.36

The weighted average grant date fair value for options granted during the three months ended July 3, 2005 and July 4, 2004 was $5.72 and $11.98 per option, respectively, and for the six months ended July 3, 2005 and July 4, 2004 was $6.27 and $14.60 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Expected life (years)	4.5	4.5	4.5	4.5
Interest rate	3.8%	3.6%	3.8%	3.0%
Volatility	54.1%	64.7%	54.1%	65.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three and six months ended July 3, 2005 and July 4, 2004 was $3.08 and $6.93 per right, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Expected life (years)	0.5	1.0	0.5	1.0
Interest rate	3.4%	1.3%	3.4%	1.3%
Volatility	35.5%	44.9%	35.5%	44.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration. No compensation expense was recorded in Teradyne’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2005 related to this action as these options had no intrinsic value on May 26, 2005.

Teradyne will be required to implement the expense recognition provisions of the Financial Accounting Standards Board’s new standard, SFAS No. 123R, “Share Based Payment” (“SFAS 123R”), starting with the first quarter of its fiscal year 2006 that begins on January 1, 2006. As a result of the acceleration, Teradyne will reduce compensation expense it otherwise would be required to record by approximately $48.6 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Other Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income, minimum pension liability adjustments, unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive (loss) income are as follows (in thousands):

	For the Three Months Ended
	July 3, 2005	July 4, 2004
Net (loss) income	$(45,464)	$80,493
Foreign currency translation adjustments	(321)	(289)
Change in unrealized gain (loss) on foreign exchange contracts	79	(289)
Unrealized gain (loss) on marketable securities	1,800	(9,145)
Additional minimum pension liability	1,925	—

Comprehensive (loss) income	$(41,981)	$70,770

	For the Six Months Ended
	July 3, 2005	July 4, 2004
Net (loss) income	$(98,036)	$120,740
Foreign currency translation adjustments	(515)	294
Change in unrealized gain (loss) on foreign exchange contracts	378	(289)
Unrealized loss on marketable securities	(2,870)	(6,363)
Additional minimum pension liability	1,204	—
Reclassification adjustment for gain on marketable securities included in net (loss) income	—	(963)

Comprehensive (loss) income	$(99,839)	$113,419

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004). In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Teradyne expects to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, Teradyne discloses pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. Teradyne is considering the use of other equity compensation vehicles including the use of restricted stock.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Teradyne does not expect SFAS 151 to have a material impact on its financial position and results of operations.

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	July 3, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$9,428	$9,765	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,741	2,601	5.7 years
Tradenames and trademarks	3,800	1,742	2,058	8.0 years

Total intangible assets	$31,335	$16,911	$14,424	7.1 years

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$8,145	$11,048	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,440	2,902	5.7 years
Tradenames and trademarks	3,800	1,504	2,296	8.0 years

Total intangible assets	$31,335	$15,089	$16,246	7.1 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for both the three months ended July 3, 2005 and July 4, 2004 was $0.9 million. Aggregate amortization expense for both the six months ended July 3, 2005 and July 4, 2004 was $1.8 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2005 (remainder)	$1,821
2006	3,643
2007	3,529
2008	2,962
2009	2,469

E. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net (loss) income	$(45,464)	$80,493	$(98,036)	$120,740
Income impact of assumed conversion of convertible senior notes	—	3,668	—	7,337

Net (loss) income—diluted	$(45,464)	$84,161	$(98,036)	$128,077

Shares used in (loss) income per common share—basic	195,757	194,015	195,688	193,934
Effect of dilutive securities:
Incremental shares from assumed conversion of notes payable	—	15,385	—	15,385
Employee and director stock options	—	4,005	—	5,014
Employee stock purchase rights	—	81	—	50

Dilutive potential common shares	—	19,471	—	20,449

Shares used in (loss) income per common share—diluted	195,757	213,486	195,688	214,383

Net (loss) income per common share—basic	$(0.23)	$0.41	$(0.50)	$0.62

Net (loss) income per common share—diluted	$(0.23)	$0.39	$(0.50)	$0.60

The computation of diluted net loss per common share for the three and six months ended July 3, 2005 excludes the effect of the potential exercise of options to purchase approximately 29.6 million shares because the effect would have been anti-dilutive. Diluted loss per common share for the three and six months ended July 3, 2005 also excludes 14.3 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive. The computation of diluted net income per common share for the three and six months ended July 4, 2004 excludes the effect of the potential exercise of options to purchase approximately 17.0 million and 16.0 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and six months ended July 4, 2004 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share”. In using the “if converted” method, $3.7 million and $7.3 million of interest expense related to the convertible notes for the three and six

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended July 4, 2004, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income.

F. Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges in the three and six months ended July 3, 2005 and July 4, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $4.9 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13.5 million as of July 3, 2005. Teradyne has subleased approximately 74% of its unoccupied space as of July 3, 2005 and is actively working to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended July 3, 2005 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at April 3, 2005	$—	$5,962	$—	$23,217	$1,857	$31,036
Second quarter 2005 provision	9,157	4,622	(4,445)	896	577	10,807
Cash payments	—	(4,156)	4,445	(3,082)	856	(1,937)
Asset write-downs	(9,157)	—	—	—	—	(9,157)

Balance at July 3, 2005	$—	$6,428	$—	$21,031	$3,290	$30,749

During the three months ended July 3, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$9.2 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.6 million related to severance and related benefits for 160 people terminated in the Semiconductor Test Systems, Connection Systems and Other Test Systems segments in all functional areas.

•	$4.4 million of gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$0.9 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems segment.

•	$0.6 million of other charges consisting of a $0.5 million reversal of a charge taken in the prior quarter for contractual penalties associated with resizing the Connection Systems segment and $0.5 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments, offset by a $1.5 million charge for transactional-related costs at Corporate.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of July 3, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the liability and activity for the six months ended July 3, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Long-Lived Asset Impairment	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at December 31, 2004	$3,060	$—	$—	$21,228	$1,029	$25,317
First six months 2005 provision	11,705	9,752	(4,445)	3,432	991	21,435
Cash payments	(8,337)	—	4,445	(3,629)	1,270	(6,251)
Asset write-downs	—	(9,752)	—	—	—	(9,752)

Balance at July 3, 2005	$6,428	$—	$—	$21,031	$3,290	$30,749

During the six months ended July 3, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$11.7 million related to severance and related benefits for 499 people terminated in the Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems segments in all functional areas.

•	$9.8 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.4 million in gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$3.4 million of facility related charges consisting of: $2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA; $0.9 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems segment; and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$1.0 million of other charges consisting of a $0.3 million charge for contractual penalties associated with resizing the Connection Systems segment and a $1.5 million charge for transactional-related costs at Corporate offset by $0.8 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of July 3, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The table below summarizes the liability and activity for the three months ended July 4, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942
Second quarter 2004 (reversal) provision	(100)	(458)	1,201	(491)	152
Cash payments	—	(1,868)	(5,880)	375	(7,373)
Asset write-downs	100	—	—	—	100

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the liability and activity for the six months ended July 4, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First six months 2004 (reversal) provision	(603)	(760)	2,136	(491)	282
Cash payments	—	(4,742)	(7,958)	375	(12,325)
Asset write-downs	603	—	—	—	603

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

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

During the three and six months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $0.8 million and $1.9 million, respectively. This revision is offset by charges taken for severance and related benefits of $0.3 million and $1.1 million for the three and six months ended July 4, 2004, respectively. There were 13 and 23 employees terminated in the first and second quarters of 2004, respectively, across Teradyne.

G. Gain on Sale of Business

During the three and six months ended July 3, 2005 and July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.6 million and $0.9 million, respectively, from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

H. Debt

During the three and six months ended July 3, 2005, Teradyne repurchased $20 million of the $391.5 million principal amount of 3.75% Convertible Senior Notes due 2006. Teradyne recorded no gain or loss related to this transaction for the three or six months ended July 3, 2005.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Other Income and Expense, Net

Other income and expense, net, for the three and six months ended July 3, 2005 and July 4, 2004 includes the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Gain on sale of an investment	$—	$—	$—	$1,058
Repayment of loan (1)	—	585	—	585
Fair value adjustment on warrants	—	(159)	—	(366)

Total	$—	$426	$—	$1,277

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

J. Retirement Plans

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

Components of net periodic pension cost for all plans for the three and six months ended July 3, 2005 and July 4, 2004, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net Periodic Benefit Cost:
Service cost	$1,853	$1,592	$3,609	$3,196
Interest cost	3,741	3,526	7,384	7,062
Expected return on plan assets	(3,528)	(3,197)	(7,248)	(6,397)
Amortization of unrecognized:
Net transition obligation	21	22	41	44
Prior service cost	335	215	554	430
Net loss	1,278	855	2,389	1,712

Total expense	$3,700	$3,013	$6,729	$6,047

Contributions

Teradyne expects to contribute up to $30 million to the U.S. Qualified Pension Plan in fiscal 2005, of which $20 million was contributed in the six months ended July 3, 2005.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Postretirement benefit plans

In addition to receiving pension benefits, Teradyne’s U.S. employees who meet specific retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death benefits, medical and dental up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees.

Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net Periodic Benefit Cost:
Service cost	$60	$342	$268	$684
Interest cost	378	491	849	982
Expected return on plan assets	—	—	—	—
Amortization of unrecognized:
Net assets	—	72	—	144
Prior service cost	(76)	(18)	(152)	(36)
Net loss	258	117	453	234

Total expense	$620	$1,004	$1,418	$2,008

K. Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

As of July 3, 2005, there are approximately $115 million of unremitted foreign earnings considered available for repatriation. At this time, Teradyne is exploring various tax planning opportunities to repatriate unremitted foreign earnings, and does not anticipate repatriating under the Jobs Act. If Teradyne were to repatriate these available earnings under the Jobs Act, the tax expense would be approximately $2.3 million.

L. Segment Information

Teradyne has four principal reportable segments and five operating segments with Diagnostic Solutions and Broadband Test Systems combined as Other Test Systems. The four reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems. These reportable segments were determined based upon the nature of the products and services offered.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004. Intersegment sales are accounted for at fair value as if sales were made to third parties. Segment information for the three and six months ended July 3, 2005 and July 4, 2004 is as follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended July 3, 2005:
Net revenue to unaffiliated customers	$163,612	$94,021	$37,956	$24,583	$—	$320,172
Intersegment sales	—	2,757	—	—	(2,757)	—

Net sales	163,612	96,778	37,956	24,583	(2,757)	320,172
(Loss) income before taxes (1)(2)	$(35,929)	$2,785	$2,961	$1,340	$(11,956)	$(40,799)

Three months ended July 4, 2004:
Net revenue to unaffiliated customers	$361,685	$99,139	$39,113	$26,526	$—	$526,463
Intersegment sales	—	9,081	—	—	(9,081)	—

Net sales	361,685	108,220	39,113	26,526	(9,081)	526,463
Income (loss) before taxes (1)(2)	$95,393	$12,146	$(197)	$1,701	$(19,606)	$89,437

Six months ended July 3, 2005:
Net revenue to unaffiliated customers	$311,480	$189,245	$75,860	$49,168	$—	$625,753
Intersegment sales	—	6,146	—	—	(6,146)	—

Net sales	311,480	195,391	75,860	49,168	(6,146)	625,753
(Loss) income before taxes (1)(2)	$(81,704)	$3,212	$(26)	$2,540	$(15,893)	$(91,871)

Six months ended July 4, 2004:
Net revenue to unaffiliated customers	$635,801	$194,400	$72,489	$54,376	$—	$957,066
Intersegment sales	—	16,983	—	—	(16,983)	—

Net sales	635,801	211,383	72,489	54,376	(16,983)	957,066
Income (loss) before taxes (1)(2)	$144,351	$21,653	$(2,402)	$4,544	$(33,990)	$134,156

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.
(2)	Included in the (loss) income before taxes for the following segments are charges for the first three and six months of 2005 and 2004 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Cost of revenues—inventory	$1,525	$1,600	$2,787	$2,841
Selling and administrative—accelerated depreciation	—	—	—	66
Restructuring and other charges (reversals)	381	(542)	1,668	(849)

Total	$1,906	$1,058	$4,455	$2,058

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Connection Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Cost of revenues—inventory	$—	$319	$612	$1,234
Gain on sale of business	(612)	(865)	(612)	(865)
Restructuring and other charges	2,924	—	7,194	616

Total	$2,312	$(546)	$7,194	$985

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Cost of revenues—inventory	$340	$310	$1,003	$2,144
Restructuring and other charges (reversals)	276	418	5,401	(542)

Total	$616	$728	$6,404	$1,602

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Cost of revenues—inventory	$299	$75	$441	$344
Restructuring and other charges	246	—	194	59

Total	$545	$75	$635	$403

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Other income and expense, net	$—	$(585)	$—	$(585)
Restructuring and other charges	6,980	276	6,978	998

Total	$6,980	$(309)	$6,978	$413

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M. Commitments and Contingencies

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to the breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claims in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to HEP’s February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”), a supplier to TCS at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a TCS representative made to HEP’s agent during due diligence, prior to its February 2001 investment in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denying HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Indemnification Obligations

For “Guarantees and Indemnification Obligations,” see Note J: “Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

N. Subsequent Event

On July 12, 2005, Teradyne initiated actions to reduce its workforce by notifying approximately 400 employees from the Semiconductor Test Division that their employment is being terminated as part of Teradyne’s ongoing effort to lower expenses. The terminations are expected to be completed by fiscal year end 2005, and to result in total cash severance charges of approximately $12.7 million and $4.0 million, respectively for the third and fourth quarters, for a total cash severance charge of approximately $16.7 million for the second half of fiscal year 2005.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(in thousands)		(in thousands)
Net revenue	$320,172	$526,463	$625,753	$957,066

Net (loss) income	(45,464)	80,493	(98,036)	120,740

Percentage of net revenues:
Products	84.2%	88.7%	84.0%	87.8%
Services	15.8	11.3	16.0	12.2

Net revenues	100	100	100	100
Cost of revenues:
Cost of products	56.5	49.3	56.7	49.6
Cost of services	12.9	7.7	13.4	8.3

Gross profit	30.6	43.0	29.9	42.1
Operating expenses:
Engineering and development	19.0	12.7	20.0	13.8
Selling and administrative	21.1	13.3	21.2	14.2
Restructuring and other charges	3.4	—	3.5	—
Gain on sale of business	(0.2)	(0.2)	(0.1)	(0.1)

Operating expenses	43.3	25.8	44.6	27.9

(Loss) income from operations	(12.6)	17.2	(14.6)	14.2
Interest income	1.2	0.7	1.3	0.7
Interest expense	(1.3)	(1.0)	(1.4)	(1.0)
Other income and expense, net	—	0.1	—	0.1

(Loss) income before income taxes	(12.7)	17.0	(14.7)	14.0
Provision for income taxes	1.5	1.7	1.0	1.4

Net (loss) income	(14.2)%	15.3%	(15.7)%	12.6%

Provision for income taxes as a percentage of (loss) income before income taxes	(11.4)%	10.0%	(6.7)%	10.0%

Results of Operations

Second Quarter 2005 Compared to Second Quarter 2004

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended		% Change
	July 3, 2005	July 4, 2004
Semiconductor Test Systems	$180.4	$386.8	(53.4)%
Connection Systems	96.6	108.2	(10.7)
Assembly Test Systems	48.7	43.5	12.0
Other Test Systems	23.3	19.4	20.1

	$349.0	$557.9	(37.4)%

The Semiconductor Test Systems decrease in orders was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The decrease in orders in Connection Systems was caused by a decrease in demand in the wireless market segment across both connection and backplane assembly products.

The increase in orders in Assembly Test Systems was attributable to a strong increase in our military/aerospace (“mil/aero”) business.

The increase in Other Test Systems’ orders resulted from a strong increase in Broadband Test Systems, offset by a decrease in Diagnostic Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal reportable segments were $4.4 million and $0 million for the three months ended July 3, 2005 and July 4, 2004, respectively. All of the cancellations were attributable to the Semiconductor Test segment.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the second quarter of 2005 and 2004, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	July 3, 2005	July 4, 2004
United States	35%	26%
Taiwan	5	18
South East Asia	19	18
Singapore	5	18
Europe	18	12
Japan	9	4
Korea	4	4
Rest of the World	5	0

	100%	100%

Backlog of unfilled orders for our four principal reportable segments was as follows (in millions):

	For the Three Months Ended
	July 3, 2005	July 4, 2004
Semiconductor Test Systems	$259.1	$457.3
Connection Systems	87.9	93.3
Assembly Test Systems	74.6	61.5
Other Test Systems	50.6	48.3

	$472.2	$660.4

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended		% Change
	July 3, 2005	July 4, 2004
Semiconductor Test Systems	$163.6	$361.7	(54.7)%
Connection Systems	94.0	99.1	(5.1)
Assembly Test Systems	38.0	39.1	(2.8)
Other Test Systems	24.6	26.6	(7.5)

	$320.2	$526.5	(39.2)%

The decrease in Semiconductor Test Systems revenue was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The decrease in Connection Systems revenue was caused by a decrease in demand in the wireless market segment across both connection and backplane assembly products.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	July 3, 2005	July 4, 2004
United States	33%	25%
South East Asia	20	21
Taiwan	7	17
Europe	16	16
Singapore	6	15
Japan	5	4
Korea	5	2
Rest of the World	8	—

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 3, 2005	July 4, 2004
Gross Profit	$98.2	$226.6	$(128.4)
Percent of Total Revenue	30.6%	43.0%	(12.4)%

The reduction in product gross margin from the second quarter of 2004 to 2005 was primarily a result of the reduction in Semiconductor Test Systems sales volume. Other factors that contributed to the decrease were a shift in product mix within Semiconductor Test Systems, pricing and system configurations. These other factors generally improve at higher levels of shipments as the new products become more populated with greater instrumentation. Service gross margins decreased primarily due to a decline in new system shipments while much of the service costs are fixed in nature.

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

The provisions for excess and obsolete inventory were $2.2 million and $2.3 million for the three months ended July 3, 2005 and July 4, 2004, respectively. During the three months ended July 3, 2005, we scrapped $16.3 million of inventory and sold $0.4 million of previously written-down or written-off inventory. As of July 3, 2005, we have inventory related reserves for amounts which had been written-down or written-off of $136.6 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 3, 2005	July 4, 2004
Engineering and Development	$60.9	$66.9	$(6.0)
Percent of Total Revenue	19.0%	12.7%	6.3%

The decrease of $6.0 million in engineering and development expenses is due to the decrease in spending on the FLEX platform, and a decrease in variable employee compensation.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 3, 2005	July 4, 2004
Selling and Administrative	$67.5	$70.0	$(2.5)
Percent of Total Revenue	21.1%	13.3%	7.8%

The decrease of $2.5 million in selling and administrative spending is due primarily to a $6.4 million decrease in variable employee compensation, offset by a $1.9 million increase in salaries and fringe benefits due to salary increases effective July, 1 2004, and a $2.0 million increase due to increased sales support spending for the FLEX platform.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges for the three months ended July 3, 2005 and July 4, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $4.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $13.5 million as of July 3, 2005. We have subleased approximately 74% of our unoccupied space as of July 3, 2005 and are actively working to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended July 3, 2005 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at April 3, 2005	$—	$5,962	$—	$23,217	$1,857	$31,036
Second quarter 2005 provision	9,157	4,622	(4,445)	896	577	10,807
Cash payments	—	(4,156)	4,445	(3,082)	856	(1,937)
Asset write-downs	(9,157)	—	—	—	—	(9,157)

Balance at July 3, 2005	$—	$6,428	$—	$21,031	$3,290	$30,749

During the three months ended July 3, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$9.2 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.6 million related to severance and related benefits for 160 people terminated in the Semiconductor Test Systems, Connection Systems and Other Test Systems segments in all functional areas.

•	$4.4 million of gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$0.9 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems segment.

•	$0.6 million of other charges consisting of a $0.5 million reversal of a charge taken in the prior quarter for contractual penalties associated with resizing the Connection Systems segment, $0.5 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments, offset by a $1.5 million charge for transactional-related costs at Corporate.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of July 3, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The restructuring actions taken in the second three months of 2005 are expected to generate cost savings of approximately $3.6 million quarterly across Semiconductor Test Systems and Connection Systems.

The table below summarizes the liability and activity for the three months ended July 4, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at April 4, 2004	$—	$4,590	$28,079	$1,273	$33,942
Second quarter 2004 (reversal) provision	(100)	(458)	1,201	(491)	152
Cash payments	—	(1,868)	(5,880)	375	(7,373)
Asset write-downs	100	—	—	—	100

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

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

During the three months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $0.8 million. This revision is offset by charges taken for severance and related benefits of $0.3 million for the three months ended July 4, 2004. There were 23 employees terminated in the second quarter of 2004, all of whom had been employed in the IT department. As of July 4, 2004, $2.3 million in severance and benefits remain unpaid and included in accrued employees’ compensation and withholdings.

Gain on Sale of Business

During the three months ended July 3, 2005 and July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.6 million and $0.9 million, respectively, from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

Interest Income and Expense

Interest income increased slightly to $3.8 million for the second quarter of 2005 from $3.5 million in the second quarter of 2004, due to higher interest rates partially offset by a reduction in marketable securities. Interest expense decreased to $4.2 million in the second quarter of 2005 from $4.9 million in the second quarter of 2004, due to lower interest payments on convertible debt as a result of repurchases made.

Other Income and Expense, Net

Other income and expense, net, for the three months ended July 3, 2005 and July 4, 2004, respectively, includes the following (in thousands):

	For the three months ended
	July 3, 2005	July 4, 2004
Repayment of loan (1)	$—	$585
Fair value adjustment on warrants	—	(159)

Total	$—	$426

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision in the second quarter of 2005 consists of taxes incurred in foreign locations, including $1.0 million related to the sale of land in Japan. The tax expense for the second quarter of 2004 consists of amounts recorded for foreign taxes.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

As of July 3, 2005, there are approximately $115 million of unremitted foreign earnings considered available for repatriation. At this time, Teradyne is exploring various tax planning opportunities to repatriate unremitted foreign earnings, and does not anticipate repatriating under the Jobs Act. If Teradyne were to repatriate these available earnings under the Jobs Act, the tax expense would be approximately $2.3 million.

Six Months of 2005 Compared to Six Months of 2004

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Six Months Ended		Percent Change
	July 3, 2005	July 4, 2004
Semiconductor Test Systems	$346.2	$759.2	(54.4)%
Connection Systems	196.5	210.7	(6.7)
Assembly Test Systems	86.6	77.2	12.2
Other Test Systems	60.4	62.0	(2.6)

	$689.7	$1,109.1	(37.8)%

The Semiconductor Test Systems decrease in orders was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The decrease in orders in Connections Systems was caused by a decrease in demand in the wireless market segment across both connection and backplane assembly products.

The increase in orders in Assembly Test Systems was attributable to a strong increase in our military/aerospace (“mil/aero”) business, primarily the result of earlier wins of large multiyear programs.

The slight decrease in Other Test Systems’ orders resulted from an increase in Diagnostic Systems, offset by a decrease in Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our four principal reportable segments were $5.7 million from Semiconductor Test Systems and $0.2 million from Assembly Test Systems for the six months ended July 3, 2005 and July 4, 2004, respectively.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first half of 2005 and 2004, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Six Months Ended
	July 3, 2005	July 4, 2004
United States	37%	27%
South East Asia	18	20
Taiwan	6	19
Europe	18	15
Singapore	7	14
Japan	8	4
Rest of the World	6	1

	100%	100%

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Six Months Ended		% Change
	July 3, 2005	July 4, 2004
Semiconductor Test Systems	$311.5	$635.8	(51)%
Connection Systems	189.2	194.4	(3)
Assembly Test Systems	75.9	72.5	5
Other Test Systems	49.2	54.4	(10)

	$625.8	$957.1	(35)%

The decrease in Semiconductor Test Systems revenue was primarily driven by a decrease in overall SOC tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers.

The decrease in Connection Systems revenue was caused by a decrease in demand in the wireless market segment across both connection and backplane assembly products.

The increase in Assembly Test System sales was attributable to an increase in the mil/aero business, the result of earlier wins of large multiyear programs.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	July 3, 2005	July 4, 2004
United States	36%	29%
Europe	15	17
South East Asia	19	17
Singapore	7	15
Taiwan	6	15
Japan	6	4
Korea	4	3
Rest of the World	7	—

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 3, 2005	July 4, 2004
Gross Profit	$187.3	$402.6	$(215.3)
Percent of Total Revenue	29.9%	42.1%	12.2%

The reduction in product gross margin from the first half of 2004 to 2005 was primarily a result of the reduction in Semiconductor Test Systems sales volume. Other factors that contributed to the decrease were a shift in product mix within Semiconductor Test Systems, pricing and system configurations. These other factors generally improve at higher levels of shipments as the new products become more populated with greater instrumentation. Service gross margins are down primarily due to a decline in new system shipments while much of the service costs are fixed in nature.

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

The provisions for excess and obsolete inventory were $4.8 million and $6.6 million for the six months ended July 3, 2005 and July 4, 2004, respectively. During the six months ended July 3, 2005, we scrapped $22.1 million of inventory and sold $0.4 million of previously written-down or written-off inventory. As of July 3, 2005, we have inventory related reserves for amounts which had been written-down or written-off of $136.6 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 3, 2005	July 4, 2004
Engineering and Development	$125.1	$131.6	$(6.5)
Percent of Total Revenue	20.0%	13.8%	6.2%

The decrease of $6.5 million in engineering and development expenses is due to the decreased spending on the FLEX platform, and a decrease in variable employee compensation.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 3, 2005	July 4, 2004
Selling and Administrative	$132.8	$136.2	$(3.4)
Percent of Total Revenue	21.2%	14.2%	7.0%

The decrease of $3.4 million in selling and administrative spending is due primarily to a $6.4 million decrease in variable employee compensation, offset by an increase in salaries and fringe benefits due to salary increases effective July, 1 2004, and increased sales support spending for the FLEX platform.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges for the six months ended July 3, 2005 and July 4, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $4.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $13.5 million as of July 3, 2005. We have subleased approximately 74% of our unoccupied space as of July 3, 2005 and are actively working to sublease the remaining space.

The table below summarizes the liability and activity for the six months ended July 3, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Long-Lived Asset Impairment	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at December 31, 2004	$3,060	$—	$—	$21,228	$1,029	$25,317
First six months 2005 provision	11,705	9,752	(4,445)	3,432	991	21,435
Cash payments	(8,337)	—	4,445	(3,629)	1,270	(6,251)
Asset write-downs	—	(9,752)	—	—	—	(9,752)

Balance at July 3, 2005	$6,428	$—	$—	$21,031	$3,290	$30,749

During the six months ended July 3, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$11.7 million related to severance and related benefits for 499 people terminated in the Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems segments in all functional areas.

•	$9.8 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.4 million in gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$3.4 million of facility related charges consisting of: $2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA; $0.9 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems segment; and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$1.0 million of other charges consisting of a $0.3 million charge for contractual penalties associated with resizing the Connection Systems segment and a $1.5 million charge for transactional related costs at Corporate offset by $0.8 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of July 3, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The restructuring actions taken in the first six months of 2005 are expected to generate cost savings of approximately $7.9 million quarterly across Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems.

The table below summarizes the liability and activity for the six months ended July 4, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First six months 2004 (reversal) provision	(603)	(760)	2,136	(491)	282
Cash payments	—	(4,742)	(7,958)	375	(12,325)
Asset write-downs	603	—	—	—	603

Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821

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

During the six months ended July 4, 2004, Teradyne revised its estimates on future benefits for severed employees, decreasing the current provision by approximately $1.9 million. This revision was offset by charges taken for severance and related benefits for $1.1 million in the six months ended July 4, 2004. There were 36 employees terminated in the first and second quarter of 2004 across all functional groups.

Gain on Sale of Business

During the six months ended July 3, 2005 and July 4, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.6 and $0.9 million, respectively, from the previous sale of certain assets and product lines. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

Interest Income and Expense

Interest income increased to $8.2 million for the first six months of 2005 from $7.1 million in the first six months of 2004 due to higher interest rates. Interest expense decreased to $8.6 million in the first six months of 2005 from $9.5 million in the first six months of 2004 due to lower interest payments on convertible debt as a result of repurchases made.

Other Income and Expense, Net

Other income and expense, net for the six months ended July 3, 2005 and July 4, 2004, respectively, includes the following (in thousands):

	For the six months ended
	July 3, 2005	July 4, 2004
Repayment of loan (1)	$—	$585
Gain on sale of an investment	—	1,058
Fair value adjustment on warrants	—	(366)

Total	$—	$1,277

(1)	The loan had previously been valued at zero due to its uncertainty of collection.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision for the first half of 2005 consists of taxes incurred in foreign locations, including $1.0 million related to the sale of land in Japan, combined with audit settlements with the Internal Revenue Service and the state of California. The tax expense for the first half of 2004 consists of amounts recorded for foreign taxes.

On October 22, 2004, the President signed the Jobs Act, which creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

As of July 3, 2005, there are approximately $115 million of unremitted foreign earnings considered available for repatriation. At this time, Teradyne is exploring various tax planning opportunities to repatriate unremitted foreign earnings, and does not anticipate repatriating under the Jobs Act. If Teradyne were to repatriate these available earnings under the Jobs Act, the tax expense would be approximately $2.3 million.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $141.8 million in the first six months of 2005, to $549.4 million. Cash activity for the first six months of 2005 and 2004 was as follows (in millions):

	For the Six Months Ended
	July 3, 2005	July 4, 2004
Cash (used for) provided by operating activities:
Cash (used for) provided by net income (loss), adjusted for non-cash items	$(28.8)	$191.8
Changes in operating assets and liabilities, net of product lines sold	(52.2)	(72.8)

Total cash (used for) provided by operating activities	$(81.0)	$119.0
Cash provided by (used for) investing activities	63.0	(151.2)
Cash provided by financing activities	7.9	28.1

Total cash used	$(10.1)	$(4.1)

Changes in operating assets and liabilities used cash of $52.2 million in the first six months of 2005 due primarily to a $56.8 million decrease in accounts payable, deferred revenue and accrued expenses from employee compensation accruals that were paid out at the beginning of the year. Accounts receivable balances increased $11.8 million, primarily in the Semiconductor Test Systems segment, due to an increase in days sales outstanding (“DSO”) from 51 days as of July 4, 2004 to 67 days as of July 3, 2005. The increase in DSO year over year is mainly related to the timing of sales. Inventory decreased $33 million in the first six months of 2005 due primarily to volume decreases in our Semiconductor Test Systems segment. We contributed $20 million to the U.S. Qualified Pension Plan, and we plan to contribute up to an additional $10 million in the remainder of 2005. Changes in operating assets and liabilities used cash of $72.8 million in the first six months of 2004, primarily due to an increase in accounts receivable and inventory balances offset by an increase in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of the purchase, sale and maturity of marketable securities, proceeds from the sale of business and product lines, proceeds from the sale of land and building and purchases of capital assets. Capital expenditures increased by $1.8 million in the first six months of 2005 compared to the first six months of 2004 across all operating segments, primarily due to an increase in spending on internally manufactured test systems, offset by decreased spending on externally purchased property, plant and equipment.

Financing activities represent the issuance of our common stock under employee plans and payments on our convertible senior notes and other long-term debt. The decrease of $20.2 million from the first six months of 2004 to the first six months of 2005 is due to the repurchase of $20 million of our convertible senior notes in the six months ended July 3, 2005. The decision to repurchase a portion of our notes was based on the fair market value of the notes being below face value during the period.

We believe our cash, cash equivalents and marketable securities balance of $549.4 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Event

On July 12, 2005, we initiated actions to reduce our workforce by notifying approximately 400 employees from the Semiconductor Test Division that their employment is being terminated as part of Teradyne’s ongoing effort to lower expenses. The terminations are expected to be completed by fiscal year end 2005, and to result in total cash severance charges of approximately $12.7 million and $4.0 million, respectively for the third and fourth quarters, for a total cash severance charge of approximately $16.7 million for the second half of fiscal year 2005.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. We expect to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, we disclose pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS No. 123 and SFAS No. 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock awarded to employees, officers and other eligible participants under our various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration. No compensation expense was recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2005 related to this action as these options had no intrinsic value on May 26, 2005.

Teradyne will be required to implement the expense recognition provisions of SFAS 123R starting with the first quarter of its fiscal year 2006 that begins on January 1, 2006. As a result of the acceleration, Teradyne will reduce compensation expense it otherwise would be required to record by approximately $48.6 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We do not expect SFAS 151 to have a material impact on our financial position and results of operations.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission (the “Commission”) (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in our filings with the Commission.

If We Fail to Develop New Technologies to Adapt to Our Customers’ Needs and if Our Customers Fail to Accept Our New Products, Our Revenues Will Be Adversely Affected.

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development, introduction and acceptance depend upon a number of factors, including:

•	new product selection;

•	ability to meet customer requirements;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing;

•	timely remediation of product performance issues, if any, identified during testing;

•	assembly processes and product performance at customer locations;

•	differentiation of our products from our competitors’ products; and

•	management of expected product capabilities and product life cycles.

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

We Have Taken Measures to Address the Slowdown in the Market for Our Products Which Could Have Long-term Negative Effects on Our Business.

During the last four calendar years and in the first and second quarters of 2005, we took measures to address slowdowns in the market for our products. In particular, we reduced our workforce, closed and/or sold facilities, discontinued certain product lines, implemented material cost reduction programs and reduced planned capital expenditures and expense budgets. Each measure we took to address such slowdowns could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, increasing our debt, and making it more difficult to hire and retain talented individuals and respond to customers or competitors, as the market and customer orders turn around.

We May Not Be Able to Adequately Address a Rapid Increase in Customer Demand.

Because we took measures in recent years and in the first and second quarters of 2005 to scale back operations and reduce expenses in response to decreased customer demand for our products and services, we may not be able to satisfy a rapid increase in customer demand. Our ability to meet rapid increases in customer demand is also, to a certain extent, dependant upon the ability of our suppliers and contractors to meet increased product or delivery requirements, many of which have also implemented cost reduction strategies and over which we have little or no control.

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

Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California. This claim arises out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. This matter is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

Our Business May be Adversely Impacted by Divestitures of Lines of Business Which May Affect Our Ability to Manage and Maintain Our Business.

Since our inception, we have divested certain lines of business. In the future, we may undertake additional such divestitures. Such past or future divestitures could involve a number of risks, including:

•	the diversion of the attention of management and other key personnel;

•	disruptions and other effects caused by the divestiture of a line of business on our culture, product and service delivery methodology and other standards, controls, procedures and policies;

•	customer claims and satisfaction problems caused by the loss of a divested line of business;

•	restructuring, inventory and other charges which may affect our results of operations;

•	the decreased diversification of our product lines caused by the divestiture of a line of business which may make our operating results subject to increased market fluctuations;

•	retained liabilities related to the divested business and indemnification obligations related to the divestiture;

•	costs associated with difficulties in the separation of operations, services, products and personnel; and

•	loss of key employees.

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

For example, on April 30, 2004, Hampshire Equity Partners II, L.P. (“HEP”), filed a complaint against Teradyne and Teradyne Connection Systems segment (“TCS”) asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied upon statements made by a representative of TCS to a HEP agent during its due diligence prior to investing $55 million in Connector Services Corporation (aka AMAX Plating, Inc.) (“CSC”). HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses it has suffered upon the bankruptcy of CSC. HEP sought damages in an unstated amount exceeding $55 million. The District Court entered an order on or about April 7, 2005 allowing Teradyne’s motion to dismiss in full and denying HEP’s leave to amend and re-file its complaint. On May 6, 2005 HEP filed a notice of appeal from the District Court’s order to dismiss the case. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of July 3, 2005, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

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

We Have Substantial Indebtedness and We May Not Be Able to Pay Our Debt and Other Obligations.

On October 24, 2001, we completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due October 15, 2006 and received net proceeds of $389 million. During the year ended December 31, 2004 and the first quarter of 2005, we took steps to reduce our indebtedness, including repurchasing $8.5 million and $20.0 million, respectively, of the Notes on the open market. As a result, as of July 3, 2005, we have approximately $371.5 million principal amount of outstanding indebtedness. The level of our indebtedness, among other things, could:

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

In 2006, the full principal amount of the outstanding indebtedness under the Notes and any interest accrued thereunder will become due. If our cash flow is inadequate to meet our obligations, including our obligations under the Notes, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes in 2006 or certain of our other obligations, we would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results. In addition, we cannot assure that we would be able to repay amounts due in respect of the Notes if those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations. Moreover, we cannot assure that we will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity in 2006.

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

We May Need Additional Financing, Which Could Be Difficult to Obtain.

We expect that our existing cash and marketable securities and cash generated from operations will be sufficient to meet our cash requirements to fund operations and expected capital expenditures for the next twelve months. However, we have a finite amount of cash and in the event we may need to raise additional funds, due to losses, maturity of the Notes or other reasons, we cannot be certain that we will be able to obtain such additional financing on favorable terms, if at all. Further, if we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. Future financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could seriously harm our business.

We Will Be Required to Account for Options Under Our Employee Stock Plans as a Compensation Expense, Which Will Adversely Affect Our Operating Results.

There has been an increasing public debate about the proper accounting treatment for employee stock options. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. SFAS 123R or any other future laws and regulations requiring us to record the fair value of all stock options as compensation expense in our consolidated statement of operations will adversely affect operating results. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net (loss) income and net (loss) income per share if it had been in effect during the six months ended July 3, 2005.

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

In particular, due to the introduction of a number of new, complex test systems in 2004 and the planned introduction of other systems in 2005 and beyond, there can be no assurance that we will not experience delays in shipment of our products or that our products will achieve customer acceptance.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a., “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the Commission on March 16, 2005. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2004.

Item 4: Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to the breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to HEP’s February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”), a supplier to TCS at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a TCS representative made to HEP’s agent during due diligence, prior to its February 2001 investment in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denying HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

Item 4: Submission of Matters to a Vote of Security Holders

The annual meeting of the security holders of Teradyne was held on May 26, 2005. The following were elected as Class III directors, to serve for a three (3) year term and until their successors gave been duly elected and qualified:

Nominee	Total Vote For Each Nominee	Total Vote Withheld For Each Nominee
James W. Bagley	169,915,139	13,105,162
Michael A. Bradley	179,980,621	3,039,680
Vincent M. O’Reilly	181,065,077	1,955,224

In addition, the security holders also ratified the Audit Committee’s selection of the firm of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005, with 179,858,544 shares voting in favor, 2,151,229 shares voting against, and 1,010,528 shares abstaining.

Item 6: Exhibits

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

August 12, 2005