Form 10-Q
period 2005-10-02
TERADYNE INC
filed 2005-11-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant’s only class of Common Stock as of October 30, 2005 was 196,900,033 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 2, 2005	December 31, 2004
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$230,345	$209,147
Marketable securities	91,291	75,431
Accounts receivable, net of allowance for doubtful accounts of $5,969 and $5,737 on October 2, 2005 and December 31, 2004, respectively	269,283	223,491
Inventories:
Parts	79,949	140,094
Assemblies in process	142,241	122,902

Net inventories	222,190	262,996
Prepayments and other current assets	32,675	34,761

Total current assets	845,784	805,826
Property, plant, and equipment, at cost	1,327,064	1,349,497
Less: accumulated depreciation	(813,115)	(802,422)

Net property, plant, and equipment	513,949	547,075
Marketable securities	244,196	406,615
Goodwill	116,176	116,176
Other assets	40,450	46,870

Total assets	$1,760,556	$1,922,562

LIABILITIES
Current liabilities:
Notes payable—banks	$2,657	$4,826
Current portion of long-term debt	294	321
Accounts payable	89,746	62,006
Accrued employees’ compensation and withholdings	78,416	106,298
Deferred revenue and customer advances	29,032	30,399
Other accrued liabilities	57,247	60,970
Income taxes payable	7,891	11,738

Total current liabilities	265,283	276,558
Pension liability	41,755	69,187
Long-term other accrued liabilities	45,527	44,321
Convertible senior notes	371,500	391,500
Other long-term debt	7,012	7,432

Total liabilities	731,077	788,998

Commitments and contingencies (Note M)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 196,868 and 194,253 shares issued and outstanding at October 2, 2005 and December 31, 2004, respectively	24,608	24,282
Additional paid-in capital	801,574	768,875
Accumulated other comprehensive loss	(65,008)	(61,313)
Retained earnings	268,305	401,720

Total shareholders’ equity	1,029,479	1,133,564

Total liabilities and shareholders’ equity	$1,760,556	$1,922,562

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(in thousands, except per share amounts)
Net revenues:
Products	$330,983	$397,438	$856,711	$1,238,207
Services	55,709	60,362	155,734	176,659

Net revenues	386,692	457,800	1,012,445	1,414,866

Cost of revenues:
Cost of products	241,296	227,613	595,998	702,515
Cost of services	41,755	41,731	125,501	121,292

Gross profit	103,641	188,456	290,946	591,059

Operating expenses:
Engineering and development	56,259	67,243	181,414	198,851
Selling and administrative	65,309	70,270	198,166	206,503
Restructuring and other charges, net	14,337	(46)	35,772	236
Gain on sale of business	—	—	(612)	(865)

Operating expenses	135,905	137,467	414,740	404,725

(Loss) income from operations	(32,264)	50,989	(123,794)	186,334
Interest income	3,972	3,784	12,218	10,845
Interest expense	(4,059)	(4,696)	(12,646)	(14,223)
Other income and expense, net	—	—	—	1,277

(Loss) income before income taxes	(32,351)	50,077	(124,222)	184,233
Income tax expense	3,027	8,928	9,192	22,344

Net (loss) income	$(35,378)	$41,149	$(133,414)	$161,889

Net (loss) income per common share—basic	$(0.18)	$0.21	$(0.68)	$0.83

Shares used in calculations of net (loss) income per common share—basic	196,835	194,128	196,070	193,998

Net (loss) income per common share—diluted	$(0.18)	$0.21	$(0.68)	$0.81

Shares used in calculations of net (loss) income per common share—diluted	196,835	195,751	196,070	213,137

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2004 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(133,414)	$161,889
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	86,723	92,103
Amortization	4,253	4,371
Impairment of long-lived assets	9,752	—
Gain on sale of land and building	(4,398)	—
Gain on sale of product lines and business	(1,521)	(1,914)
Provision for excess or obsolete inventory	45,957	9,032
Other non-cash items, net	104	(361)
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(45,792)	(25,987)
Inventories	34,514	(55,251)
Other assets	(4,339)	4,846
Accounts payable, deferred revenue and accrued expenses	(31,460)	(3,234)
Accrued income taxes	(3,847)	11,636

Net cash (used for) provided by operating activities	(43,468)	197,130

Cash flows from investing activities:
Investments in property, plant and equipment	(30,746)	(35,213)
Increase in test equipment manufactured by Teradyne	(75,987)	(90,861)
Proceeds from sale of product lines and business	1,521	1,467
Proceeds from sale of land and building	16,740	—
Purchases of available-for-sale marketable securities	(136,172)	(215,193)
Proceeds from sale and maturities of available-for-sale marketable securities	278,347	157,831

Net cash provided by (used for) investing activities	53,703	(181,969)

Cash flows from financing activities:
Payments of long term debt and notes payable	(22,062)	(8,725)
Issuance of common stock under employee stock option and stock purchase plans	33,025	29,139

Net cash provided by financing activities	10,963	20,414

Increase in cash and cash equivalents	21,198	35,575
Cash and cash equivalents at beginning of period	209,147	228,444

Cash and cash equivalents at end of period	$230,345	$264,019

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

On October 10, 2005, Teradyne entered into a definitive agreement to sell the assets and subsidiary companies comprising its Connection Systems segment to Amphenol Corporation. See Note N: “Subsequent Events—Sale of Connection Systems Segment” for additional information.

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the United States Securities and Exchange Commission (the “Commission”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results.”

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the Commission on March 16, 2005 for the year ended December 31, 2004 (the “2004 Form 10-K”).

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

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
Balance at beginning of period	$13,075	$11,436
Accruals for warranties issued during the period	8,122	17,523
Accruals related to pre-existing warranties (including changes in estimates)	(1,062)	(2,455)
Settlements made during the period	(11,460)	(11,506)

Balance at end of period	$8,675	$14,998

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
Balance at beginning of period	$4,090	$1,650
Deferral of new extended warranty revenue	2,378	2,908
Recognition of extended warranty deferred revenue	(1,436)	(838)

Balance at end of period	$5,032	$3,720

Employee Stock Option Plans and Employee Stock Purchase Plan

Teradyne accounts for its stock option plans and stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s stock option plans are accounted for using the intrinsic value method under the provisions of APB 25. Accordingly, there has been no expense for option issuances under the employee or director stock option plans or employee stock purchase plans.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”). Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value, the amounts reported in the Statement of Operations for the three and nine months ended October 2, 2005 and October 3, 2004 would have been the following (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net (loss) income as reported	$(35.4)	$41.1	$(133.4)	$161.9
Deduct: Total stock-based employee compensation expense determined under fair value method	(3.9)	(24.5)	(97.4)	(75.8)
Pro forma net (loss) income	(39.3)	16.6	(230.8)	86.1
Net (loss) income per common share—basic as reported	(0.18)	0.21	(0.68)	0.83
Net (loss) income per common share—diluted as reported	(0.18)	0.21	(0.68)	0.81
Net (loss) income per common share—basic pro forma	(0.20)	0.09	(1.18)	0.44
Net (loss) income per common share—diluted pro forma	(0.20)	0.09	(1.18)	0.43

The weighted average grant date fair value for options granted during the three months ended October 2, 2005 and October 3, 2004 was $7.58 and $7.57 per option, respectively, and for the nine months ended October 2, 2005 and October 3, 2004 was $6.88 and $11.44 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Expected life (years)	3.9	4.5	4.4	4.5
Interest rate	4.6%	3.3%	3.8%	3.3%
Volatility	52.5%	63.3%	53.9%	64.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three months ended October 2, 2005 and October 3, 2004 was $4.30 and $4.68 per right, respectively, and for the nine months ended October 2, 2005 and October 3, 2004 was $3.50 and $4.68 respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Expected life (years)	0.5	1.0	0.5	1.0
Interest rate	3.9%	1.3%	3.9%	1.3%
Volatility	37.2%	45.0%	37.2%	45.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration. No compensation expense was recorded in Teradyne’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2005 related to this action as these options had no intrinsic value on May 26, 2005.

Teradyne will be required to implement the expense recognition provisions of the Financial Accounting Standards Board’s new standard, SFAS No. 123R (revised 2004), “Share Based Payment” (“SFAS 123R”), starting with the first quarter of its 2006 fiscal year that begins on January 1, 2006. As a result of the vesting acceleration, Teradyne has reduced the compensation expense it otherwise would have been required to record under SFAS 123R by approximately $48.6 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Other Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows (in thousands):

	For the Three Months Ended
	October 2, 2005	October 3, 2004
Net (loss) income	$(35,378)	$41,149
Foreign currency translation adjustments	(286)	(136)
Change in value of financial instruments designated as cash flow hedges	70	76
Unrealized (loss) gain on marketable securities	(1,720)	2,734
Additional minimum pension liability	45	—

Comprehensive (loss) income	$(37,269)	$43,823

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
Net (loss) income	$(133,414)	$161,889
Foreign currency translation adjustments	(801)	159
Change in value of financial instruments designated as cash flow hedges	448	(213)
Unrealized loss on marketable securities	(4,590)	(3,629)
Additional minimum pension liability	1,249	—
Reclassification adjustment for gain on marketable securities included in net (loss) income	—	(963)

Comprehensive (loss) income	$(137,108)	$157,243

C. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Teradyne expects to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, Teradyne discloses pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Teradyne expects to implement SFAS 151 beginning in the first quarter of 2006 and does not expect that there will be a material impact on its financial position and results of operations.

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	October 2, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$10,070	$9,123	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,891	2,451	5.7 years
Tradenames and trademarks	3,800	1,860	1,940	8.0 years

Total intangible assets	$31,335	$17,821	$13,514	7.1 years

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$8,145	$11,048	7.5 years
Service and software maintenance contracts and customer relationships	8,342	5,440	2,902	5.7 years
Tradenames and trademarks	3,800	1,504	2,296	8.0 years

Total intangible assets	$31,335	$15,089	$16,246	7.1 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for both the three months ended October 2, 2005 and October 3, 2004 was $0.9 million. Aggregate amortization expense for both the nine months ended October 2, 2005 and October 3, 2004 was $2.7 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2005 (remainder)	$911
2006	3,643
2007	3,529
2008	2,962
2009	2,469

E. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net (loss) income	$(35,378)	$41,149	$(133,414)	$161,889
Income impact of assumed conversion of convertible senior notes	—	—	—	11,063

Net (loss) income—diluted	$(35,378)	$41,149	$(133,414)	$172,952

Shares used in (loss) income per common share—basic	196,835	194,128	196,070	193,998
Effect of dilutive securities:
Incremental shares from assumed conversion of notes payable	—	—	—	15,222
Employee and director stock options	—	1,409	—	3,812
Employee stock purchase rights	—	214	—	105

Dilutive potential common shares	—	1,623	—	19,139

Shares used in (loss) income per common share—diluted	196,835	195,751	196,070	213,137

Net (loss) income per common share—basic	$(0.18)	$0.21	$(0.68)	$0.83

Net (loss) income per common share—diluted	$(0.18)	$0.21	$(0.68)	$0.81

The computation of diluted net loss per common share for the three and nine months ended October 2, 2005 excludes the effect of the potential exercise of options to purchase approximately 26.4 million shares because the effect would have been anti-dilutive. Diluted net loss per common share for the three and nine months ended October 2, 2005 also excludes 14.3 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive. The computation of diluted net income per common share for the three and nine months ended October 3, 2004 excludes the effect of the potential exercise of options to purchase approximately 28.9 million and 23.0 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the nine months ended October 3, 2004 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share.” In

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using the “if converted” method, $11.1 million of interest expense related to the convertible notes for the nine months ended October 3, 2004, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. In the three months ended October 3, 2004, 15.1 million shares related to the convertible notes outstanding were excluded from the diluted shares outstanding, as their inclusion in the calculation would have been anti-dilutive.

F. Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges in the three and nine months ended October 2, 2005 and October 3, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $5.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $11.2 million as of October 2, 2005. Teradyne has subleased approximately 51% of its unoccupied space as of October 2, 2005 and is actively working to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended October 2, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 3, 2005	$6,428	$21,031	$3,290	$30,749
Third quarter 2005 provision	12,480	(121)	1,978	14,337
Cash payments	(5,352)	(1,312)	(1,018)	(7,682)

Balance at October 2, 2005	$13,556	$19,598	$4,250	$37,404

During the three months ended October 2, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$12.5 million related to severance and related benefits for 322 people terminated in the Semiconductor Test Systems, Connection Systems and Other Test Systems segments in all functional areas.

•	$2.0 million of other charges consisting of $1.6 million in divestiture-related fees at Corporate and a $0.8 million charge for a software lease obligation in Semiconductor Test Systems, offset by $0.4 million of earn out payments received in the Assembly Test Systems segment.

The table below summarizes the liability and activity for the nine months ended October 2, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Long-Lived Asset Impairment	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at December 31, 2004	$3,060	$—	$—	$21,228	$1,029	$25,317
First nine months 2005 provision	24,185	9,752	(4,445)	3,311	2,969	35,772
Cash payments	(13,689)	—	4,445	(4,941)	252	(13,933)
Asset write-downs	—	(9,752)	—	—	—	(9,752)

Balance at October 2, 2005	$13,556	$—	$—	$19,598	$4,250	$37,404

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended October 2, 2005, Teradyne recorded the following activities related to restructuring and other charges, net:

•	$24.2 million related to severance and related benefits for 821 people terminated in the Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems segments in all functional areas.

•	$9.8 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.4 million in gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$3.3 million of facility related charges consisting of: $2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA; $0.8 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems and Connection Systems segments; and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$3.0 million of other charges consisting of a $3.1 million charge for divestiture-related fees at Corporate, a $0.8 million charge for a software lease obligation in Semiconductor Test Systems, and a $0.3 million charge for contractual penalties associated with resizing the Connection Systems segment in Ireland, offset by $1.2 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of October 2, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The table below summarizes the liability and activity for the three months ended October 3, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821
Third quarter 2004 (reversal) provision	562	66	—	(674)	(46)
Cash payments	—	(750)	(1,711)	227	(2,234)
Asset write-downs	(562)	—	—	—	(562)

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the three months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$0.6 million charge primarily for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying value. These charges pertain to the impairment of leasehold improvements in facilities vacated in the Assembly Test Systems segment.

•	$0.1 million charge for severance and related benefits. There were 12 employees terminated in the three months ended October 3, 2004 across Teradyne. As of October 3, 2004, $1.6 million in severance and benefits remains unpaid and is included in accrued employees’ compensation and withholdings.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	$0.7 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods in the Assembly Test and Other Systems segments.

The table below summarizes the liability and activity for the nine months ended October 3, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First nine months 2004 (reversal) provision	(41)	(694)	2,136	(1,165)	236
Cash payments	—	(5,492)	(9,669)	602	(14,559)
Asset write-downs	41	—	—	—	41

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the nine months ended October 3, 2004, Teradyne recorded the following activity related to restructuring and other charges:

•	$1.4 million reversal of revised estimates related to long-lived asset impairment charges that had previously been recorded, and $1.4 million of charges for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying amount.

•	$1.9 million reversal of estimates on future benefits for severed employees. This revision is offset by charges taken for severance and related benefits of $1.2 million. There were approximately 48 employees terminated in the nine months ended October 3, 2004 across Teradyne.

•	$2.1 million charge, consisting of $1.2 million of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term, and $0.9 million in the Connection Systems segment for a settlement of the remaining lease obligation on a facility.

•	$1.2 million net reversal of other charges consisting of $1.0 million of amounts earned under agreements related to product lines that were sold, and $0.2 million of revisions of estimates of liabilities incurred during restructuring activities, both of which occurred in prior reporting periods.

G. Gain on Sale of Business

During the nine months ended October 2, 2005 and October 3, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.6 million and $0.9 million, respectively. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

H. Debt

During the nine months ended October 2, 2005, Teradyne repurchased $20.0 million of the $391.5 million principal amount of its 3.75% Convertible Senior Notes due 2006 (the “Notes”). Teradyne recorded no gain or loss related to this transaction for the three or nine months ended October 2, 2005. As of October 2, 2005, $371.5 million of the principal amount remains outstanding. See Note N: “Subsequent Events—Convertible Senior Notes” for additional information.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Other Income and Expense, Net

Other income and expense, net, for the nine months ended October 3, 2004 includes $1.3 million consisting of a gain on the sale of an investment and repayment of a loan, offset by a fair value adjustment on warrants. There was no other income and expense, net, for the three months or nine months ended October 2, 2005 or for the three months ended October 3, 2004.

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

Components of net periodic pension cost for all plans for the three and nine months ended October 2, 2005 and October 3, 2004, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net Periodic Benefit Cost:
Service cost	$1,788	$1,590	$5,363	$4,787
Interest cost	3,685	3,529	11,054	10,591
Expected return on plan assets	(3,830)	(3,196)	(11,068)	(9,593)
Amortization of unrecognized:
Net transition obligation	19	21	58	65
Prior service cost	277	215	831	644
Net loss	1,192	855	3,576	2,567

Total expense	$3,131	$3,013	$9,814	$9,061

Contributions

Teradyne has contributed $35 million to the U.S. Qualified Pension Plan in the nine months ended October 2, 2005.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net Periodic Benefit Cost:
Service cost	$134	$342	$402	$1,026
Interest cost	425	491	1,274	1,475
Expected return on plan assets	—	—	—	—
Amortization of unrecognized:
Net assets	—	72	—	215
Prior service cost	(76)	(18)	(228)	(55)
Net loss	226	117	679	352

Total expense	$709	$1,004	$2,127	$3,013

K. Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Teradyne has evaluated the Jobs Act and does not plan to repatriate under its provisions.

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

On October 10, 2005, Teradyne entered into a definitive agreement to sell the assets and subsidiary companies comprising its Connection Systems segment to Amphenol Corporation. See Note N: “Subsequent Events—Sale of Connection Systems Segment” for additional information.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s 2004 Form 10-K. Intersegment sales are accounted for at fair value as if sales were made to third parties. Segment information for the three and nine months ended October 2, 2005 and October 3, 2004 is as follows (in thousands):

	Semiconductor Test Systems Segment	Connection Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended October 2, 2005:
Net revenue to unaffiliated customers	$228,469	$93,119	$39,271	$25,833	$—	$386,692
Intersegment sales	—	761	—	—	(761)	—

Net sales	228,469	93,880	39,271	25,833	(761)	386,692
(Loss) income before taxes (1)(2)	$(41,117)	$5,800	$4,047	$3,598	$(4,679)	$(32,351)

Three months ended October 3, 2004:
Net revenue to unaffiliated customers	$298,294	$94,238	$40,140	$25,128	$—	$457,800
Intersegment sales	—	7,205	—	—	(7,205)	—

Net sales	298,294	101,443	40,140	25,128	(7,205)	457,800
Income (loss) before taxes (1)(2)	$54,832	$5,779	$573	$480	$(11,587)	$50,077

Nine months ended October 2, 2005:
Net revenue to unaffiliated customers	$539,949	$282,364	$115,131	$75,001	$—	$1,012,445
Intersegment sales	—	6,907	—	—	(6,907)	—

Net sales	539,949	289,271	115,131	75,001	(6,907)	1,012,445
(Loss) income before taxes (1)(2)	$(122,821)	$9,012	$4,021	$6,138	$(20,572)	$(124,222)

Nine months ended October 3, 2004:
Net revenue to unaffiliated customers	$934,095	$288,638	$112,629	$79,504	$—	$1,414,866
Intersegment sales	—	24,188	—	—	(24,188)	—

Net sales	934,095	312,826	112,629	79,504	(24,188)	1,414,866
Income (loss) before taxes (1)(2)	$199,183	$27,432	$(1,829)	$5,024	$(45,577)	$184,233

(1)	(Loss) income before taxes of the principal businesses excludes the effects of employee profit sharing, management incentive compensation, other unallocated expenses, and net interest and other income which are included in Corporate and Eliminations.
(2)	Included in the (loss) income before taxes for the following segments are charges for the first three and nine months of 2005 and 2004 that include restructuring and other charges, accelerated depreciation, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Cost of revenues—inventory	$40,265	$1,200	$43,052	$4,041
Selling and administrative—accelerated depreciation	—	—	—	66
Restructuring and other charges (reversals)	12,591	—	14,259	(849)

Total	$52,856	$1,200	$57,311	$3,258

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Connection Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Cost of revenues—inventory	$240	$465	$852	$1,699
Gain on sale of business	—	—	(612)	(865)
Restructuring and other charges	541	—	7,735	616

Total	$781	$465	$7,975	$1,450

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Cost of revenues—inventory	$408	$577	$1,411	$2,721
Restructuring and other charges (reversals)	(470)	(10)	4,931	(552)

Total	$(62)	$567	$6,342	$2,169

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Cost of revenues—inventory	$201	$227	$642	$571
Restructuring and other charges (reversals)	79	(102)	273	(43)

Total	$280	$125	$915	$528

Included in Corporate and Eliminations are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Other income and expense, net	$—	$—	$—	$(585)
Restructuring and other charges	1,596	66	8,574	1,064

Total	$1,596	$66	$8,574	$479

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M. Commitments and Contingencies

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to a February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”) by HEP, a supplier to TCS at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a TCS representative made to HEP’s agent during due diligence in its decision to invest in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denied HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees and Indemnification Obligations

For “Guarantees and Indemnification Obligations,” see Note J: “Commitments and Contingencies” in Teradyne’s 2004 Form 10-K.

N. Subsequent Events

Sale of Connection Systems Segment

On October 10, 2005, Teradyne announced that it had reached a definitive agreement to sell its Connection Systems segment to Amphenol Corporation for $390.0 million in cash (subject to a post-closing net asset value adjustment). Connection Systems, based in Nashua, NH, is a supplier of high-speed, high-density connectors, as well as high-performance printed circuit boards and backplane interconnect systems. In 2004, the segment accounted for 23% of Teradyne’s revenue. Closing of the transaction is subject to anti-trust and other customary closing conditions, as set forth in the definitive purchase agreement, and is expected to occur in the fourth quarter of 2005. Effective in the fourth quarter of 2005, Teradyne expects to classify the assets and liabilities of the Connection Systems segment as discontinued operations and report the results of operations for Connection Systems in discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Convertible Senior Notes

On October 21, 2005, the Board of Directors approved new resolutions regarding the repurchase of the Notes, which replace its prior authorization. Under these new Board resolutions, management is authorized to repurchase up to an aggregate of $100 million of the Notes through open market purchases, privately negotiated transactions, auctions, by redemption of the Notes pursuant to the terms of the indenture governing the Notes, or through other means deemed necessary, appropriate or desirable and consistent with the best interests of Teradyne as determined by Teradyne’s Chief Executive Officer or Chief Financial Officer, for a price not to exceed 100.75% of the principal amount of the Notes. See Note H: “Debt” for additional information.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q and the MD&A contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2005, for the year ended December 31, 2004. The following discussion contains “forward looking statements” that are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and should be read in conjunction with “Certain Factors that May Affect Future Results” beginning on page 33. Except as expressly stated herein, the forward looking statements do not include the potential impact of the sale of our Connection Systems segment.

Unless this Form 10-Q indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” or “Teradyne” as used in this Form 10-Q refer to Teradyne, Inc. and its subsidiaries, including those making up our Connection Systems segment.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(in thousands)		(in thousands)
Net revenue	$386,692	$457,800	$1,012,445	$1,414,866

Net (loss) income	(35,378)	41,149	(133,414)	161,889

Percentage of net revenues:
Products	85.6%	86.8%	84.6%	87.5%
Services	14.4	13.2	15.4	12.5

Net revenues	100	100	100	100
Cost of revenues:
Cost of products	62.4	49.7	58.9	49.7
Cost of services	10.8	9.1	12.4	8.6

Gross profit	26.8	41.2	28.7	41.7

Operating expenses:
Engineering and development	14.5	14.7	17.9	14.1
Selling and administrative	16.9	15.3	19.6	14.6
Restructuring and other charges	3.7	—	3.5	—
Gain on sale of business	—	—	(0.1)	(0.1)

Operating expenses	35.1	30.0	41.0	28.6

(Loss) income from operations	(8.3)	11.2	(12.3)	13.1
Interest income	1.0	0.8	1.2	0.8
Interest expense	(1.1)	(1.0)	(1.2)	(1.0)
Other income and expense, net	—	—	—	0.1

(Loss) income before income taxes	(8.4)	11.0	(12.3)	13.0
Provision for income taxes	0.8	2.0	0.9	1.6

Net (loss) income	(9.2)%	9.0%	(13.2)%	11.4%

Provision for income taxes as a percentage of (loss) income before income taxes	(9.4)%	17.8%	(7.4)%	12.1%

Results of Operations

Third Quarter 2005 Compared to Third Quarter 2004

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended
	October 2, 2005	October 3, 2004	% Change
Semiconductor Test Systems	$251.8	$128.3	96.3%
Connection Systems	88.1	97.4	(9.5)
Assembly Test Systems	26.9	38.0	(29.2)
Other Test Systems	21.1	20.4	3.4

	$387.9	$284.1	36.5%

The Semiconductor Test Systems increase in orders was primarily driven by the growth of FLEX orders within our customer base, and with our Subcontractor customers.

The decrease in orders in Connection Systems was caused by a decrease in demand in the wireless market segment, mostly in backplane assembly products.

The decrease in orders in Assembly Test Systems was attributable to the timing of large orders in 2004 in our military/aerospace (“mil/aero”) business, which is program related and can have significant fluctuations.

The overall increase in Other Test Systems’ orders resulted from a strong increase in Diagnostic Systems, offset by a decrease in Broadband Test Systems. Other Test Systems’ bookings are also program related and have significant fluctuations.

Cancellations for our four principal reportable segments were $1.3 million and $10.5 million for the three months ended October 2, 2005 and October 3, 2004, respectively. All of the cancellations were attributable to the Semiconductor Test Systems segment.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the third quarter of 2005 and 2004, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	October 2, 2005	October 3, 2004
United States	30%	37%
South East Asia	21	20
Singapore	16	6
Europe	13	18
Taiwan	9	8
Japan	6	3
Korea	4	6
Rest of the World	1	2

	100%	100%

Backlog of unfilled orders for our four principal reportable segments was as follows (in millions):

	For the Three Months Ended
	October 2, 2005	October 3, 2004
Semiconductor Test Systems	$280.9	$287.3
Connection Systems	82.9	96.8
Assembly Test Systems	62.2	59.5
Other Test Systems	45.8	43.5

	$471.8	$487.1

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended
	October 2, 2005	October 3, 2004	% Change
Semiconductor Test Systems	$228.5	$298.3	(23.4)%
Connection Systems	93.1	94.2	(1.2)
Assembly Test Systems	39.3	40.2	(2.2)
Other Test Systems	25.8	25.1	2.8

	$386.7	$457.8	(15.5)%

The decrease in Semiconductor Test Systems revenue was primarily driven by a decrease in overall system-on-a-chip (“SOC”) tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers, partially offset by a strong increase in FLEX sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	October 2, 2005	October 3, 2004
United States	31%	27%
South East Asia	17	19
Europe	12	15
Singapore	12	13
Taiwan	11	16
Japan	6	4
Korea	5	5
Rest of the World	6	1

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended
	October 2, 2005	October 3, 2004	Period Change
Gross Profit	$103.6	$188.5	$(84.9)
Percent of Total Revenue	26.8%	41.2%	(14.4)%

The reduction in gross margin from the third quarter of 2004 to 2005 was a result of several factors. A $38.5 million inventory provision recorded in the Semiconductor Test Systems for the write-down of excess non-FLEX inventory contributed 10 points to the reduction. Other factors include decreased sales volume and a shift in product mix within Semiconductor Test Systems.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written down to estimated net realizable value.

The provisions for excess and obsolete inventory were $41.1 million and $2.5 million for the three months ended October 2, 2005 and October 3, 2004, respectively. During the three months ended October 2, 2005, we scrapped $8.3 million of inventory and sold $1.6 million of previously written-down or written-off inventory. As of October 2, 2005, we have inventory related reserves for amounts which had been written-down or written-off of $167.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended
	October 2, 2005	October 3, 2004	Period Change
Engineering and Development	$56.3	$67.2	$(10.9)
Percent of Total Revenue	14.5%	14.7%	(0.2)%

The decrease of $10.9 million in engineering and development expenses represents $4.6 million in continued savings from reduced spending on the FLEX platform, a $1.9 million decrease in variable employee compensation and approximately $4.4 million from our ongoing actions to reduce fixed costs.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended
	October 2, 2005	October 3, 2004	Period Change
Selling and Administrative	$65.3	$70.3	$(5.0)
Percent of Total Revenue	16.9%	15.3%	1.6%

The decrease of $5.0 million in selling and administrative spending is due primarily to a $4.6 million decrease in variable employee compensation.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges for the three months ended October 2, 2005 and October 3, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid out by the end of 2007. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $5.0 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.2 million as of October 2, 2005. We have subleased approximately 51% of our unoccupied space as of October 2, 2005 and are actively working to sublease the remaining space.

The table below summarizes the liability and activity for the three months ended October 2, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 3, 2005	$6,428	$21,031	$3,290	$30,749
Third quarter 2005 provision	12,480	(121)	1,978	14,337
Cash payments	(5,352)	(1,312)	(1,018)	(7,682)

Balance at October 2, 2005	$13,556	$19,598	$4,250	$37,404

During the three months ended October 2, 2005, we recorded the following activities related to restructuring and other charges, net:

•	$12.5 million related to severance and related benefits for 322 people terminated in the Semiconductor Test Systems, Connection Systems and Other Test Systems segments in all functional areas.

•	$2.0 million of other charges consisting of $1.6 million in divestiture-related fees at Corporate and a $0.8 million charge for a software lease obligation in Semiconductor Test Systems, offset by $0.4 million of earn out payments received in the Assembly Test Systems segment.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of October 2, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The restructuring actions taken in the third quarter of 2005 are expected to generate cost savings of $8.2 million quarterly across Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems.

The table below summarizes the liability and activity for the three months ended October 3, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at July 4, 2004	$—	$2,264	$23,400	$1,157	$26,821
Third quarter 2004 (reversal) provision	562	66	—	(674)	(46)
Cash payments	—	(750)	(1,711)	227	(2,234)
Asset write-downs	(562)	—	—	—	(562)

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the three months ended October 3, 2004, we recorded the following activity related to restructuring and other charges:

•	$0.6 million charge primarily for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying value. These charges pertain to the impairment of leasehold improvements in facilities vacated in the Assembly Test Systems segment.

•	$0.1 million charge for severance and related benefits. There were 12 employees terminated in the three months ended October 3, 2004 across Teradyne. As of October 3, 2004, $1.6 million in severance and benefits remains unpaid and is included in accrued employees’ compensation and withholdings.

•	$0.7 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods in the Assembly Test and Other Test Systems segments.

Interest Income and Expense

Interest income increased to $4.0 million for the third quarter of 2005 from $3.8 million in the third quarter of 2004, due to higher interest rates partially offset by a reduction in balances. Interest expense decreased to $4.1 million in the third quarter of 2005 from $4.7 million in the third quarter of 2004, due to lower interest payments on the convertible debt as a result of repurchases made.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision of $3.0 million in the third quarter of 2005 consists of taxes on profits recognized in foreign locations as well as provisions required related to open tax audits. The tax provision of $8.9 million for the third quarter of 2004 consists of amounts recorded for foreign taxes in addition to an IRS settlement related to the closing out of tax years 1999 through 2001, and an adjustment to our estimated annual tax rate from 10% to 10.5%.

Nine Months of 2005 Compared to Nine Months of 2004

Bookings

Net bookings for our four principal reportable segments were as follows (in millions, except percent change):

	For the Nine Months Ended
	October 2, 2005	October 3, 2004	Percent Change
Semiconductor Test Systems	$598.0	$887.5	(32.6)%
Connection Systems	284.6	308.1	(7.6)
Assembly Test Systems	113.5	115.2	(1.5)
Other Test Systems	81.5	82.4	(1.1)

	$1,077.6	$1,393.2	(22.7)%

The Semiconductor Test Systems decrease in orders was primarily driven by the decrease in overall SOC tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers. However, this decrease was partially offset by the growth of FLEX orders within our customer base and with our Subcontractor customers.

The decrease in orders in Connections Systems was caused by a decrease in demand in the wireless market segment across both connection and backplane assembly products.

Cancellations for our four principal reportable segments were $7.0 million from Semiconductor Test Systems and $0.2 million from Assembly Test Systems for the nine months ended October 2, 2005 and $10.5 million from Semiconductor Test Systems and $0.2 million from Assembly Test Systems for the nine months ended October 3, 2004.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first nine months of 2005 and 2004, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
United States	34%	29%
South East Asia	19	18
Europe	16	15
Singapore	10	13
Japan	7	4
Taiwan	7	17
Rest of the World	7	4

	100%	100%

Revenue

Net revenues for our four principal reportable segments were as follows (in millions, except percent changes):

	For the Nine Months Ended
	October 2, 2005	October 3, 2004	% Change
Semiconductor Test Systems	$540.0	$934.1	(42.2)%
Connection Systems	282.3	288.6	(2.2)
Assembly Test Systems	115.2	112.7	2.2
Other Test Systems	74.9	79.5	(5.8)

	$1,012.4	$1,414.9	(28.4)%

The decrease in Semiconductor Test Systems revenue was primarily driven by a decrease in overall SOC tester market demand since the beginning of the third quarter of 2004, due to a lack of need for increased capacity from our customers. This decrease is partially offset by a strong increase in FLEX sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
United States	34%	28%
South East Asia	18	18
Europe	14	16
Singapore	8	14
Taiwan	8	16
Japan	6	4
Korea	4	3
Rest of the World	8	1

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Nine Months Ended
	October 2, 2005	October 3, 2004	Period Change
Gross Profit	$290.9	$591.1	$(300.2)
Percent of Total Revenue	28.7%	41.7%	(13.0)%

The reduction in gross margin from the first nine months of 2004 to 2005 was a result of several factors. A reduction in Semiconductor Test Systems sales volume as well as a shift in product mix within Semiconductor Test Systems to a higher volume of new products, which begin with lower gross margins, then increase as material cost reductions accelerate with increased volume, contributed 8 points. A $38.5 million inventory provision recorded in Semiconductor Test Systems for the write-down of excess non-FLEX inventory contributed another 4 points to the reduction. To a lesser extent pricing and system configurations, which generally improve at higher levels of shipments as the new products become more populated with greater instrumentation, also contributed.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written down to estimated net realizable value. The activity with respect to the inventory which was written-down or written-off during 2005 and 2004 is as follows (in thousands):

Inventory provision for the year ended December 31, 2004	$11,335
Inventory scrapped	(218)
Inventory sold	(181)

Balance at December 31, 2004	10,936
Inventory scrapped	(1,014)
Inventory sold	(732)

Balance at October 2, 2005	$9,190

Inventory provision for the nine months ended October 2, 2005	$45,957
Inventory scrapped	—
Inventory sold	—

Balance at October 2, 2005	$45,957

The provision for excess and obsolete inventory was $9.0 million for the nine months ended October 3, 2004. During the nine months ended October 2, 2005, we scrapped $29.4 million of inventory and sold $1.3 million of inventory written-down or written-off prior to 2004.

As of December 31, 2004 and October 2, 2005, Teradyne has inventory related reserves for amounts which have been written-down or written-off of $153.9 million and $167.5 million, respectively. We have no pre-determined timeline to scrap the remaining inventory.

Teradyne’s write-downs and write-offs consist of raw material and components. The provision was accounted for in the following segments:

	For the Nine Months Ended October 2, 2005		For the Year Ended December 31, 2004
	(dollars in millions)
Semiconductor Test Systems	$43.1	94%	$7.1	62%
Connection Systems	0.9	2%	1.5	13%
Circuit Board Test and Inspection Systems	1.4	3%	2.2	20%
Other Test Systems	0.6	1%	0.5	5%

Total	$46.0	100%	$11.3	100%

The Semiconductor Test Systems’ 2005 provision of $43.1 million consisted primarily of $38.5 million for the write-down of excess non-FLEX inventory. Teradyne currently does not believe there is any material remaining exposure for our other products, which Teradyne continues to actively market. However, our estimates of future demand may differ from actual demand, which may result in additional provisions.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 2, 2005	October 3, 2004
Engineering and Development	$181.4	$198.9	$(17.5)
Percent of Total Revenue	17.9%	14.1%	3.8%

The decrease of $17.5 million in engineering and development expenses represents $9.5 million in continued savings from reduced spending on the FLEX platform, a $5.7 million decrease in variable employee compensation and approximately $2.3 million from our ongoing actions to reduce fixed costs.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 2, 2005	October 3, 2004
Selling and Administrative	$198.2	$206.5	$(8.3)
Percent of Total Revenue	19.6%	14.6%	5.0%

The decrease of $8.3 million in selling and administrative spending is due primarily to a $14.0 million decrease in variable compensation, offset by a $2.0 million increase in salaries and fringe benefits due to salary increases and a $4.0 million increase in sales support spending for the FLEX platform.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges for the nine months ended October 2, 2005 and October 3, 2004. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid out by the end of 2007. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $5.0 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.2 million as of October 2, 2005. We have subleased approximately 51% of our unoccupied space as of October 2, 2005 and are actively working to sublease the remaining space.

The table below summarizes the liability and activity for the nine months ended October 2, 2005 relating to restructuring and other charges, net (in thousands):

	Severance and Benefits	Long-Lived Asset Impairment	Gain on Sale of Land and Building	Facility Related	Other Charges	Total
Balance at December 31, 2004	$3,060	$—	$—	$21,228	$1,029	$25,317
First nine months 2005 provision	24,185	9,752	(4,445)	3,311	2,969	35,772
Cash payments	(13,689)	—	4,445	(4,941)	252	(13,933)
Asset write-downs	—	(9,752)	—	—	—	(9,752)

Balance at October 2, 2005	$13,556	$—	$—	$19,598	$4,250	$37,404

During the nine months ended October 2, 2005, we recorded the following activities related to restructuring and other charges, net:

•	$24.2 million related to severance and related benefits for 821 people terminated in the Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems segments in all functional areas.

•	$9.8 million charge, primarily for certain long-lived assets held for sale that were impaired as the estimated fair value was less than the carrying value of the assets, including $1.3 million in the Connection Systems segment and $7.6 million at Corporate.

•	$4.4 million in gains on the sale of a Corporate building in North Reading, MA and land held by Semiconductor Test Systems in Japan.

•	$3.3 million of facility related charges consisting of: $2.3 million related to the exit of an Assembly Test Systems facility in Poway, CA; $0.8 million consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term in the Assembly Test Systems and Connection Systems segments; and $0.2 million related to the exit of a Connection Systems facility in Plano, TX.

•	$3.0 million of other charges consisting of a $3.1 million charge for divestiture-related fees at Corporate, a $0.8 million charge for a software lease obligation in Semiconductor Test Systems, and a $0.3 million charge for contractual penalties associated with resizing the Connection Systems segment in Ireland, offset by $1.2 million of earn out payments received in the Assembly Test Systems and Other Test Systems segments.

The carrying values of the held for sale properties in the Connection Systems segment and Corporate as of October 2, 2005 were $2.8 million and $3.8 million, respectively, and are included in Property, Plant and Equipment.

The restructuring actions taken in the first nine months of 2005 are expected to generate cost savings of $16.1 million quarterly across Semiconductor Test Systems, Connection Systems, Assembly Test Systems and Other Test Systems.

The table below summarizes the liability and activity for the nine months ended October 3, 2004 relating to restructuring and other charges, net (in thousands):

	Long-Lived Asset Impairment	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2003	$—	$7,766	$29,222	$1,273	$38,261
First nine months 2004 (reversal) provision	(41)	(694)	2,136	(1,165)	236
Cash payments	—	(5,492)	(9,669)	602	(14,559)
Asset write-downs	41	—	—	—	41

Balance at October 3, 2004	$—	$1,580	$21,689	$710	$23,979

During the nine months ended October 3, 2004, we recorded the following activity related to restructuring and other charges:

•	$1.4 million reversal of revised estimates related to long-lived asset impairment charges that had previously been recorded, and $1.4 million of charges for certain long-lived assets that were impaired as the estimated value of such assets was less than the carrying amount.

•	$1.9 million reversal of estimates on future benefits for severed employees. This revision is offset by charges taken for severance and related benefits of $1.2 million. There were approximately 48 employees terminated in the nine months ended October 3, 2004 across Teradyne.

•	$2.1 million charge, consisting of $1.2 million of revised estimates of losses due to changes in the assumed amount and timing of sublease income on facilities that have been exited prior to the end of the lease term, and $0.9 million in the Connection Systems segment for a settlement of the remaining lease obligation on a facility.

•	$1.2 million net reversal of other charges consisting of $1.0 million of amounts earned under agreements related to product lines that were sold, and $0.2 million of revisions of estimates of liabilities incurred during restructuring activities, both of which occurred in prior reporting periods in the Assembly Test and Other Test Systems segments.

Gain on Sale of Business

During the nine months ended October 2, 2005 and October 3, 2004, Teradyne recorded, as a gain on the sale of a business, proceeds of $0.6 and $0.9 million, respectively. These amounts relate to an earn out provision from a divestiture in the Connection Systems segment in 1999.

Interest Income and Expense

Interest income increased to $12.2 million for the first nine months of 2005 from $10.8 million in the first nine months of 2004, due to higher interest rates. Interest expense decreased to $12.7 million in the first nine months of 2005 from $14.2 million in the first nine months of 2004, due to lower interest payments on convertible debt as a result of repurchases made.

Other Income and Expense, Net

Other income and expense, net, for the nine months ended October 3, 2004 includes $1.3 million, consisting of a gain on the sale of an investment and repayment of a loan, offset by a fair value adjustment on warrants. There was no other income and expense, net, for the three months or nine months ended October 2, 2005 or for the three months ended October 3, 2004.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision of $9.2 million for the first nine months of 2005 consists of taxes on profits recognized in foreign locations, including $1.0 million related to the sale of land in Japan, combined with audit settlements with the IRS and the State of California. The tax provision of $22.3 million for the first nine months of 2004 consists of amounts recorded for foreign taxes in addition to an IRS settlement related to the closing out of tax years 1999 through 2001, and an adjustment to our estimated annual tax rate from 10% to 10.5%.

On October 22, 2004, the President signed the Jobs Act, which creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Teradyne has evaluated the Jobs Act and does not plan to repatriate under its provisions.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $125.4 million in the first nine months of 2005, to $565.8 million. Cash activity for the first nine months of 2005 and 2004 was as follows (in millions):

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
Cash (used for) provided by operating activities:
Cash (used for) provided by net income (loss), adjusted for non-cash items	$7.4	$265.2
Changes in operating assets and liabilities, net of product lines sold	(50.9)	(68.0)

Total cash (used for) provided by operating activities	$(43.5)	$197.2
Cash provided by (used for) investing activities	53.7	(182.0)
Cash provided by financing activities	11.0	20.4

Total cash provided	$21.2	$35.6

Changes in operating assets and liabilities used cash of $43.5 million in the first nine months of 2005, including a $31.5 million decrease in accounts payable, deferred revenue and accrued expenses from employee compensation accruals. Accounts receivable balances increased $45.8 million, primarily in the Semiconductor Test Systems segment, due to an increase in days sales outstanding (“DSO”) from 51 days as of October 3, 2004 to 63.5 days as of October 2, 2005. The increase in DSO year over year is mainly related to the timing of sales. Inventory decreased $34.5 million in the first nine months of 2005 due primarily to volume decreases in our

Semiconductor Test Systems segment. We contributed $35 million to the U.S. Qualified Pension Plan during the nine months ended October 2, 2005. Changes in operating assets and liabilities, net of product lines sold, used cash of $68.0 million in the first nine months of 2004, primarily due to an increase in accounts receivable and inventory balances offset by an increase in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of the purchase, sale and maturity of marketable securities, proceeds from the sale of business and product lines, proceeds from the sale of land and building and purchases of capital assets. Capital expenditures decreased by $19.3 million in the first nine months of 2005 compared to the first nine months of 2004 across all operating segments, due to lower spending on both internally manufactured test systems and externally purchased property, plant and equipment.

Financing activities represent the issuance of our common stock under employee plans and payments on our convertible senior notes and other long-term debt. The decrease of $9.4 million from the first nine months of 2004 to the first nine months of 2005 is due primarily to the repurchase of $20 million of our convertible senior notes in the nine months ended October 2, 2005 compared with the repurchase of $8.5 million of these notes in the nine months ended October 3, 2004. The decision to repurchase a portion of our notes was based on the fair market value of the notes being below face value during the period.

We believe our cash, cash equivalents and marketable securities balance of $565.8 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Events

Sale of Connection Systems Segment

On October 10, 2005, Teradyne announced that it had reached an agreement to sell its Connection Systems segment to Amphenol Corporation for $390.0 million in cash (subject to a post-closing net asset value adjustment). Connection Systems, based in Nashua, NH, is a supplier of high-speed, high-density connectors, as well as high-performance printed circuit boards and backplane interconnect systems. In 2004, the segment accounted for 23% of Teradyne’s revenue. Effective in the fourth quarter of 2005, Teradyne expects to classify the assets and liabilities of the Connection Systems segment as discontinued operations and will report the results of operations for Connection Systems in discontinued operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”

Convertible Senior Notes

On October 21, 2005, the Board of Directors approved new resolutions regarding the repurchase of 3.75% Convertible Senior Notes, which replace its prior authorization. Under these new Board resolutions, management is authorized to repurchase up to an aggregate of $100 million of the Notes through open market purchases, privately negotiated transactions, auctions, by redemption of the Notes pursuant to the terms of the indenture governing the Notes, or through other means deemed necessary, appropriate or desirable and consistent with the best interests of Teradyne as determined by Teradyne’s Chief Executive Officer or Chief Financial Officer, for a price not to exceed 100.75% of the principal amount of the Notes. As of October 2, 2005, $371.5 million aggregate principal amount of the Notes remain outstanding.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. We expect to adopt SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R.

Currently, we disclose pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.”

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock awarded to employees, officers and other eligible participants under our various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration. No compensation expense was recorded in the Teradyne’s Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2005 related to this action as these options had no intrinsic value on May 26, 2005. Teradyne will be required to implement the expense recognition provisions of SFAS 123R starting with the first quarter of its fiscal year 2006 that begins on January 1, 2006. As a result of the vesting acceleration, Teradyne has reduced the compensation expense it otherwise would have been required to record under SFAS 123R by approximately $48.6 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We expect to implement SFAS 151 beginning in the first quarter of 2006 and do not expect it to have a material impact on our financial position and results of operations.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the Securities and Exchange Commission (the “Commission”) (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Exchange Act which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations and the effects from the pending sale of our Connection Systems segment (referred to below as “TCS”). These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to, the factors discussed below. These factors, and others, are discussed from time to time in our filings with the Commission.

Risks Associated with the Sale of Our Connection Systems Segment

The sale of TCS may affect future results of operations or financial condition.

We cannot assure you that the sale of TCS, even if successfully consummated, would enable us to achieve our goal of successfully focusing on our core business or that this strategic realignment will be beneficial to our business or financial condition. Our divestiture of the TCS business is likely to result in the recording of special charges, such as inventory and intangible-asset impairments, pension and stock option costs, charges relating to the consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. In addition, the sale of TCS may increase the exposure of our business to the cyclicality of the market for electronics (see “Risks Associated with Our Business” below).

We have agreed with Amphenol to retain the responsibility for certain specific contingent liabilities related to the business, including environmental liabilities, designated trade and customs liabilities and liabilities associated with certain pending litigation, and we may also be subject to potential claims by Amphenol that the representations and warranties we made about the TCS business were inaccurate. We may also be subject to claims from third parties who were resellers or users of discontinued products. The resolution of these contingencies and claims may have a material adverse effect on our continuing results of operations or financial conditions.

We have incurred and expect to continue to incur costs and commit significant management time in connection with the divesture of the TCS business. These costs include costs for:

•	separating and reorganizing operations, including teams, facilities and processes in various functional areas;

•	identifying redundant resources and facilities, developing plans for resource consolidation and implementing those plans;

•	vacating, subleasing and closing facilities; and

•	our financial advisor, legal, accounting and other fees.

The TCS business represents a significant portion of our consolidated business. Upon the completion of the sale of TCS, we will no longer derive net revenues or net income from that segment of our business and our net income is expected to decline. Accordingly, our historical consolidated financial results may not necessarily reflect our future financial position, results of operations or cash flows.

We may be unable to successfully consummate the sale of TCS, which could negatively impact our business.

On October 10, 2005, we signed a definitive agreement to sell substantially all of the assets and certain of the liabilities of TCS, and all of the stock we own in our subsidiary companies that make up the TCS business, to Amphenol Corporation. The sale, if consummated, will affect the revenues, earnings, performance, strategies, prospects, and other aspects of our business. While we expect the transaction to close in the fourth quarter of 2005, we can give no assurance that the transaction will close within this time frame or that it will close at all. In the definitive agreement, we agreed to conduct the TCS business in the ordinary course consistent with past practice during this interim period and to refrain from taking, without the prior written consent of Amphenol, certain actions with respect to changes in capital stock, indebtedness, contractual obligations and other restrictions similar to those normally imposed on an acquisition target. Consummation of the sale of TCS is subject to anti-trust approvals and the satisfaction or waiver of other customary closing conditions, including the requirement that we obtain the approval to assign certain customer contracts. There can be no assurance that the sale will receive the necessary anti-trust approvals, that all of the various closing conditions in the definitive agreement, including the customer approvals, will be satisfied or waived or that events that would lead to termination of the agreement will not happen. In addition, the definitive agreement may be terminated if the sale is not closed on or prior to April 30, 2006, subject to certain exceptions. Consequently, we cannot assure you that we will be able to successfully consummate the divestiture of the TCS business.

If we are unable to successfully consummate the sale of TCS, that segment of our business may experience operating difficulties as a result of the announcement of, and failure to consummate, the transaction, which may negatively impact the results of operations of that segment and our results of operations generally. In addition, the market price of our common stock may decline. Our relationship with our customers and suppliers may also suffer. Furthermore, if the attention of TCS’s management is materially diverted from the day-to-day operations of the segment’s business because of increased demands on them as a result of the sale process, the results of operations of the segment and Teradyne as a whole may be negatively impacted. The failure to complete the sale of TCS may substantially limit our ability to grow and implement our current business strategies. It would require us to explore other strategic alternatives or enter into alternative sale transactions with respect to TCS, which may not create as much value as the sale to Amphenol and which may materially divert the focus of our senior management away from our business operations. Also, we cannot assure you that we would be able to enter into any alternative sale transaction.

We may experience increased levels of employee attrition and erosion of employee morale due to the announcement of the sale of TCS.

We may experience increased levels of employee attrition and erosion of employee morale due to the announcement of the sale of TCS. A loss of key employees or a substantial reduction in our workforce, or the material erosion of employee morale could have a material adverse effect on our business, including, but not limited to our sales, marketing, engineering and management employees. If we are unable to replace employees quickly, we may be forced to hire contractors or consultants at higher rates. The failure to replace our departing workforce quickly or the loss of the services of any key employee could impair our ability to execute our business strategy. In addition, our success in consummating the sale of TCS depends upon our ability to maintain key employees both at TCS and at our headquarters through the date of close to ensure continuity in key operational and management functions and revenue generation capabilities.

Risks Associated with Our Business

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

A significant portion of our total revenue is derived from customers outside the United States. Our international sales and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements and in policy changes affecting international markets;

•	changes in tariffs and exchange rates;

•	social, political and economic instability, acts of terrorism and international conflicts;

•	difficulties in protecting intellectual property;

•	difficulties in accounts receivable collection;

•	cultural differences in the conduct of business;

•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and

•	compliance with customs regulations.

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

We have taken measures to address the current slowdown in the market for our products, which could have long-term negative effects on our business.

We have taken, and continue to take, measures to address the current slowdowns in the market for our products. These measures include several reductions in our workforce, a planned consolidation and relocation of our headquarters to our North Reading, Massachusetts facilities, closing and/or selling facilities, discontinuing certain product lines, implementing material cost reduction programs and reducing planned capital expenditures and expense budgets. We cannot assure you that measures we have taken will not impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete and to operate effectively. Each measure we have taken to address such slowdowns could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, increasing the amount of debt we might take on, and making it more difficult to hire and retain talented individuals and respond to customers or competitors, as the market turns around.

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

Our business may be adversely impacted by acquisitions, which may affect our ability to manage and maintain our business.

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

Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California. This claim arises out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. This matter is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

Our business may be adversely impacted by divestitures of lines of business, which may affect our ability to manage and maintain our business.

Since our inception, we have divested certain lines of business. Most recently in October of 2006, we entered into a definitive agreement to divest our Connection Systems segment (see “Risks Associated with the Sale of our Connection Systems Segment” above). We continue to evaluate our business and may, in the future, undertake additional divestitures. Such past or future divestitures could involve a number of risks, including:

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

For example, on April 30, 2004, Hampshire Equity Partners II, L.P. (“HEP”), filed a complaint against Teradyne and Teradyne Connection Systems segment (“TCS”) asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied upon statements made by a representative of TCS to HEP’s agent during due diligence in its decision to invest in Connector Services Corporation (aka AMAX Plating, Inc.) (“CSC”). HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC and for the losses it has suffered upon the bankruptcy of CSC. HEP sought damages in an unstated amount exceeding $55 million. The District Court entered an order on or about April 7, 2005 allowing Teradyne’s motion to dismiss in full and denying HEP’s leave to amend and re-file its complaint. On May 6, 2005 HEP filed a notice of appeal from the District Court’s order to dismiss the case. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit. This case is further described in “Part II, Item 1: Legal Proceedings” in this Form 10-Q.

If we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights.

We protect the technology that is incorporated in our products (“IP”) in several ways, including through patent, copyright, and trade secret protection and by contractual agreement. However, even with these protections, our IP may still be challenged, invalidated or subject to other infringement actions. While we believe that our IP has value in the aggregate, no single element of our IP is in itself essential. If a significant portion of our IP is invalidated or ineffective, our business could be materially adversely affected. In addition, we receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products, or require a significant use of management resources and necessitate a lengthy and expensive defense which could adversely affect our operating results.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of October 2, 2005, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”). Both the RoHS Directive and the WEEE Directive will alter the type and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the RoHS Directive and the WEEE Directive and integrating compliance activities with our suppliers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. For example, early compliance with the RoHS Directive by any of our suppliers could force Teradyne to participate in last time buy programs and to accelerate end of life timetables for existing products, each of which results in additional costs for Teradyne and disrupts existing operations and logistics. The WEEE Directive became effective August 13, 2005 and the RoHS Directive will become effective on July 6, 2006.

We have substantial indebtedness and we may not be able to pay our debt and other obligations.

On October 24, 2001, we completed a private placement of $400 million principal amount of 3.75% Convertible Senior Notes (the “Notes”) due October 15, 2006 and received net proceeds of $389 million. During the year ended December 31, 2004 and the first quarter of 2005, we took steps to reduce our indebtedness, including repurchasing $8.5 million and $20.0 million, respectively, of the Notes on the open market. We continue to take steps to reduce our indebtedness. As authorized by our Board of Directors, we may repurchase outstanding Notes through open market purchases, privately negotiated transactions, auctions, by redemption of the Notes pursuant to the terms of the indenture governing the notes, or through other means approved by our Chief Executive and Financial Officers. As of October 2, 2005, we have approximately $371.5 million principal amount of outstanding indebtedness.

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

Our ability to make scheduled payments on our debt and other obligations will depend on our future operating performance and cash flow, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow from our operations or from the sale of our Connection Systems segment to pay our debt and other obligations as they become due, and our failure to do so could harm our business.

On October 15, 2006, the full principal amount of the outstanding indebtedness under the Notes and any interest accrued thereunder will become due. If our cash flow is inadequate to meet our obligations under the Notes, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or certain of our other obligations, we could be forced to renegotiate those obligations, or obtain additional equity or debt financing. To the extent we finance our activities with additional debt, we may become subject to financial and other covenants that may restrict our ability to pursue our growth strategy. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all. Any such inability to repay our obligations under the Notes at maturity could have a material adverse effect on our business, prospects, financial position and operating results.

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

Beginning in the first quarter of our 2006 fiscal year, we will be required to implement the expense recognition provision of FASB’s new standard, SFAS 123R. Under SFAS 123R, we will be required to record in our statement of operations, equity-based compensation expense for stock compensation awards, including stock options, based on the fair value of the equity instrument at the time of grant. We currently disclose pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on net (loss) income and net (loss) income per share in a footnote to the consolidated financial statements. SFAS 123R or any other future laws and regulations requiring us to record the fair value of all stock options as compensation expense in our consolidated statement of operations will adversely affect operating results. Note B: “Accounting Policies,” of the consolidated financial statements reflects the impact that such a change in accounting treatment would have had on net (loss) income and net (loss) income per share if it had been in effect during the nine months ended October 2, 2005. We cannot presently predict what effect the implementation of SFAS 123R will have on our results of operations in future periods.

Provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

Our basic corporate documents, our stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in control, even if a change in control might be regarded as beneficial to some or all of our stockholders.

Our Operating Results Are Likely to Fluctuate Significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	competitive pressures on selling prices;

•	our ability to introduce and the market acceptance of new products in 2005 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2005 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products; and

•	impairment charges for certain long-lived assets.

In particular, due to the introduction of a number of new, complex test systems in 2004 and the planned introduction of other systems in the future, there can be no assurance that we will not experience delays in shipment of our products or that our products will achieve customer acceptance.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a., “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K for the year ended December 31, 2004. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Teradyne’s Connection Systems segment (“TCS”) in the United States District Court of the Southern District of New York, relating to a February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”) by HEP, a supplier to TCS at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and TCS asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a TCS representative made to HEP’s agent during due diligence in its decision to invest in CSC. HEP sought to hold Teradyne and TCS responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denied HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. The appeal is now pending before the U.S. Court of Appeals for the Second Circuit.

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

November 14, 2005