Form 10-K
period 2005-12-31
TERADYNE INC
filed 2006-03-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 3, 2005 was approximately $2.3 billion based upon the composite closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 24, 2006 was 198,096,049 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2006 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:	Business

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products include:

•	semiconductor test systems (“Semiconductor Test Systems”);
•	circuit-board test and inspection systems and military/aerospace (“Mil/Aero”) test instrumentation and systems (“Assembly Test Systems”);
•	automotive diagnostic and test systems (“Diagnostic Solutions”); and
•	voice and broadband access network test systems (“Broadband Test Systems”).

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of our segment reporting. For financial information concerning our reportable segments and geographical data, see “Note S: Operating Segment and Geographic Information” in Notes to Consolidated Financial Statements.

On November 30, 2005, we completed the sale of substantially all of the assets and certain of the liabilities of our interconnection systems products and services business that designs and manufactures backplane systems, printed circuit boards and high-speed, high-density connectors (“Connection Systems”), including the capital stock of our wholly-owned subsidiaries, Teradyne Connection Systems (Malaysia) Sdn. Bhd., Teradyne Connection Sys. de Mexico S.A. de C.V. and Teradyne Ireland Ltd., to Amphenol Corporation pursuant to an asset and stock purchase agreement, dated as of October 10, 2005, between Teradyne and Amphenol, as amended.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are reporting Connection Systems as a discontinued operation in the consolidated financial statements for all periods presented. See “Note E: Divestiture” in Notes to Consolidated Financial Statements for further discussion of the Connection Systems divestiture. Unless indicated otherwise, amounts provided throughout this Form 10-K relate to continuing operations only.

Statements in this Annual Report on Form 10-K which are not historical facts, or so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Investors are cautioned that all forward-looking statements involve risks and uncertainties and are qualified in their entirety by reference to the risk factors described in “Item 1A: Risk Factors” and those risks detailed in Teradyne’s filings with the Securities and Exchange Commission (the “Commission”). See also “Note D: Risks and Uncertainties” in Notes to Consolidated Financial Statements.

Investor Information

Teradyne, Inc., a Massachusetts corporation incorporated on September 23, 1960, is subject to the informational requirements of the Exchange Act. Therefore, Teradyne files periodic reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the Commission at 100 F Street, N.E., Washington, DC 20549 or by calling the Commission at 1-800-SEC-0330. In addition, the Commission maintains an internet site

(http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information, including charters for Teradyne’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, Teradyne’s Corporate Governance Guidelines and Standards of Business Conduct, by clicking the Investors link on our website at www.teradyne.com. We make available, free of charge, copies of our filings with the Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Commission.

Products

Semiconductor Test Systems

Teradyne produces Semiconductor Test Systems which test a wide variety of “system on a chip” (“SOC”) semiconductor devices during the manufacturing process. The test systems provided by Teradyne are used both for wafer level and device package testing. These devices contain integrated analog, digital and memory functions which allow an entire system or subsystem to reside on a single device or “chip.” These chips are used in automotive, communications, consumer, computer and electronic game applications, among others. SOC devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors and microprocessors. Semiconductor Test Systems are sold to Integrated Device Manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers and subcontractors (“Subcons”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and Subcons for test and assembly. These customers obtain the overall benefit of comprehensively testing advanced performance devices while reducing their total costs associated with testing by using Teradyne’s Semiconductor Test Systems to:

•	improve and control product quality;
•	measure and improve product performance;
•	reduce time to market; and
•	increase production yields.

Teradyne has made significant investments in the last several years to introduce the new FLEX™ Test Platform Architecture. The FLEX Test Platform Architecture advances core Teradyne technologies to produce test equipment that is designed for high efficiency multi-site testing. Multi-site testing involves the simultaneous testing of more devices and functions in “parallel.” Leading semiconductor manufacturers are using multi-site testing to significantly improve their “Cost of Test” (COT) economics. The FLEX Test Platform multi-site throughput performance is enabled by Teradyne’s advanced instrument control technology and unique Sync-Link™ instrument synchronization capability. In addition, our IG-XL™ Pure Parallel software enables developers to automatically generate multi-site code. These capabilities have allowed our customers to develop hundreds of multi-site programs in the last year.

The FLEX Test Platform Architecture is applied across the spectrum of semiconductor devices with the broadest coverage and expandability of any production test platform. The FLEX Test Platform’s scalability is enabled by a comprehensive suite of AC, DC, and digital instrumentation. In addition, the FLEX Test Platform Architecture delivers Single-Board, High-Density Instruments and a Universal Slot Test Head. The combination of single board instruments with a universal slot provides the user the flexibility to install the instrument into any of the tester “slots,” adding a level of adaptability to production testing. The FLEX Test Platform also employs

OpenFLEX™, an open architecture initiative that allows for the straightforward integration of customer and third-party instrumentation to expand and customize the FLEX platform. Teradyne is working with several third parties and customers to develop instrumentation and has third party instruments in production at customers.

Initially, a majority of FLEX Test Platform purchases were made by IDMs, but over the last year, the percentage of purchases has been shifting towards Subcons. The FLEX Test Platform has become a widely used test solution at Subcons and test houses by providing versatile testers that can handle the widest range of devices, allowing Subcons to leverage their capital investments. The broad consumer, automotive and broadband markets have been driving most of the device volume growth in the semiconductor industry. These markets include cell phones, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets are continuing to be a strong growth driver for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The FLEX Test Platform has an installed base of more than 500 customer systems to date.

The FLEX Test Platform family of testers are optimized for customers’ performance and capital cost requirements. The UltraFLEX™ test system offers the digital speed and pin count needed for multi-site test applications of complex, high-performance devices operating at greater than 200 MHz. UltraFLEX instruments can deliver over 2,200 pins at Gigahertz speeds with jitter injection and measurement, including high-speed serial test over 6 Gbps with standard bus protocols. The FLEX test system delivers low-cost production test for most digital, analog, mixed-signal, SOC, and SiP (System-in-Package) devices operating at or below 200MHz digital speeds. The microFLEX™ test system is a smaller version of the FLEX Test Platform, designed for applications where limited production space and lower cost are critical concerns. The microFLEX system delivers a low-cost production test for a broad range of devices operating at or below 200MHz digital speeds, especially for the consumer, wireless, and automotive market segments.

The Teradyne J750 test system shares the IG-XL software environment with the family of FLEX Test Platform systems. This system is designed to address the highest volume semiconductor devices such as microcontrollers that are at the heart of almost every consumer electronics product, from small appliances to automotive engine controllers. These devices are produced in enormous quantities. J750 test systems combine compact packaging, high throughput and ease of production test. These benefits are possible due to the high level of integration in the design. A single circuit board in the J750 test system provides up to 64 digital input/output channels. The J750 has met with success in the marketplace, and has an installed base of over 1,900 systems. The J750 platform technology also has been used to create the Teradyne IP750 Image Sensor test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products.

Adding to the offerings of the FLEX Test Platform Architecture are a number of established systems that Teradyne continues to offer: The Catalyst™ and Catalyst-Tiger test systems are designed to test a broad range of higher performance SOC devices. The Catalyst is designed to test devices requiring data rates up to 400 Mega bits per second (“bps”) with a broad range of analog performance. Over 1,500 Catalyst systems are in use today at IDMs and Subcons testing integrated circuits for DVD players, wireless cellular phones, networking appliances, telecommunications systems, computer peripherals, and many other applications.

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

Assembly Test Systems

Teradyne also produces a variety of test and inspection systems sold to many of the industry’s leading printed circuit board (“PCB”) original equipment manufacturers (“OEMs”) and Subcons around the world. The demand for these products is being driven by rapid technological advances and the constant need to improve assembly quality. Because today’s PCBs and electronic assemblies bundle more functionality than ever before, they contain highly integrated circuits and more complex components that operate faster, use lower voltages and are more susceptible to assembly problems. The Teradyne assembly test and inspection systems combine the advanced diagnostic hardware and operating software needed to ensure product quality, sustain high manufacturing yield, verify functional operation, diagnose faults and effectively reduce manufacturing costs. Our products are sold to the electronics manufacturers of cell phones, servers, computers, Internet switches, automobiles and military avionics systems worldwide.

In-Circuit Test Systems

Teradyne manufactures in-circuit test (“ICT”) systems that are used to assess electrical interconnections, verify interoperation and find faulty circuits aboard fully assembled and soldered PCBs. Fast, accurate and cost-effective diagnostic capabilities are hallmark features of Teradyne’s ICT systems, including the TestStation™ and Spectrum™ product families used in a variety of in-line, high-volume PCB test applications. These systems are also used in sample test environments for prototype testing and early-stage PCB design and development. Supporting technologies such as Teradyne’s patented SafeTest™ technology allow TestStation users to safely troubleshoot the low-voltage components and interconnects commonly found in battery-powered portable consumer electronics and low-power commercial equipment. In addition to standard ICT equipment, Teradyne offers combinational test platforms and handler-ready in-line test systems for high-volume board manufacturing.

Imaging Inspection Systems

PCB assembly trends are expected to force board manufacturers to reassess their inspection strategies. Due to the growing use of highly integrated SOCs and higher density double-sided boards, half of all solder connections are expected to be invisible to optical inspection systems by 2007. Combine this growing loss of visual and electrical access with the difficulties associated with detecting lead-free solder voids on double-sided boards, and the inspection problem is compounded.

Teradyne’s newly introduced XStation™ MX, a fully Automated X-Ray Inspection (“AXI”) system, solves these problems when inspecting PCBs for manufacturing defects, including improper component placement and orientation, electrical opens and shorts and a host of other board quality issues. The XStation MX uses ClearVue™, a patented three-dimensional X-Ray imaging technique, to more accurately detect subtle defects and manufacturing flaws, even as board complexities grow.

Military/Aerospace Test Systems & Instrumentation

Teradyne’s expertise in the test and diagnosis of PCBs and subsystems has proven to be essential in supporting the ever-demanding military and aerospace markets. Teradyne’s test solutions for these markets include high-performance systems, instruments and software solutions that manufacturers and repair depots all depend on to ensure the readiness of commercial and military avionics systems.

The swift pace of technological advances continues in the military and aerospace market, resulting in electronics assemblies of greater complexity, speed and accuracy. New programs from tactical aircraft to missile systems, as well as widespread enhancement programs, continue to fuel the demand for high performance test systems. Teradyne is a leading provider of test instrumentation and systems with performance well suited to the demands of military/aerospace electronics manufacturers and repair depots worldwide. Success in this market is illustrated by Teradyne’s penetration into major Department of Defense programs across all U.S military service branches and many allied military services worldwide.

Diagnostic Solutions

Diagnostic Solutions provides electronic test and diagnostic systems to the automotive OEMs and their major subcontractors. The systems are used throughout the vehicle’s lifecycle from design through manufacture to after sale service and consist of highly integrated software and hardware components. As the number and complexity of electronic systems and embedded software proliferate in vehicles, the ability to manufacture and service those vehicles becomes increasingly dependent on electronic diagnostic equipment. Diagnostic Solutions’ products fall into two categories:

OEM Service Diagnostics

OEM dealer service technicians use Diagnostic Solutions systems to find faults in vehicles in use by their customers, and to reduce OEM warranty costs. Historically, the focus has been on fixing faults in the service bay, but is now growing to include constant monitoring of the vehicle to predict and prevent failure.

Vehicle Configuration and Test Solutions

Diagnostic Solutions’ VCATS™ products are used on automotive and major automotive subassembly production lines. Diagnostic Solutions’ VCATS connects to the vehicle to test and program or “configure” the electronic systems on vehicles. These vehicle electronic systems include engine control modules and subsystems such as braking, navigation and air conditioning. Diagnostic Solutions is also able to link to an OEM’s manufacturing control system in order to provide statistical quality reports to operators and management.

Both VCATS and OEM Service Diagnostics products utilize Diagnostic Solutions’ GRADE-X™ authoring software enabling the manufacturing and service phases of vehicle development. Diagnostics for electronic modules and systems used on vehicles of Diagnostic Solutions’ customers can be developed and written using the GRADE-X authoring software. The actual diagnosis of a customer’s vehicle occurs in the OEM dealer’s service bay utilizing a runtime portion of the software to facilitate the service and repair of the vehicle.

Broadband Test Systems

Broadband Test provides test systems for testing lines and qualifying lines for Digital Subscriber Line (“DSL”) telephone networks. As telephone companies deploy new technologies to provide “Triple Play” (voice, data, and video) services, the tasks of qualifying, installing, and maintaining subscriber service becomes more complex and costly. Teradyne’s systems are used to support the delivery of responsive customer service while improving technician productivity.

Teradyne products within the Broadband Test Systems market include:

4TEL™ Line Service Test System

Testing more than 130 million subscriber lines for many of the world’s largest telecommunications companies, Teradyne’s 4TEL line test service assurance system dramatically improves field repair productivity and reduces call center costs by quickly and accurately determining fault locations in the network and whether or not an expensive field dispatch is required.

Celerity™ DSL Test System

Telephone companies need to know which lines in their network are qualified for broadband DSL service before committing service to the consumer. Teradyne’s patented Celerity system, in use on more than 60 million lines worldwide, uses accurate insertion loss, length and load coil detection, to quickly qualify lines for DSL service, enabling targeted marketing programs and low cost provisioning processes. Celerity also provides on-demand testing for in-service DSL lines to support quick fault isolation and efficient field repair dispatches.

Discontinued Operations

On November 30, 2005, Teradyne’s Connection Systems business was sold to Amphenol Corporation. This business designed and manufactured high-performance connection systems including backplane systems, printed circuit boards and high-speed, high-density connectors. Connection Systems has been reflected as a discontinued operation in the accompanying financial statements.

Summary of Net Revenue by Reportable Segment

Teradyne’s three reportable segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2005	2004	2003
Semiconductor Test Systems	76%	81%	74%
Assembly Test Systems	14	11	15
Other Test Systems	10	8	11

Total	100%	100%	100%

Sales and Distribution

Prices for Teradyne’s systems can reach $3 million or more. In 2005, 2004, and 2003, no single customer accounted for more than 10% of Teradyne’s consolidated net revenue. In each of the years 2005, 2004, and 2003, Teradyne’s three largest customers in aggregate accounted for 18%, 21%, and 17% of consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for less than 3% of consolidated net revenue in 2005, and less than 2% in 2004 and 2003. Approximately 22%, 23%, and 12% of Assembly Test Systems’ revenue in 2005, 2004 and 2003, respectively, was to United States government agencies and 26%, 24% and 28% of Assembly Test Systems’ revenue in 2005, 2004 and 2003, respectively, was to government contractor customers.

Teradyne has sales and service offices located throughout North America, Asia, and Europe, as Teradyne’s customers outside the United States are located primarily in these geographic areas. Teradyne sells in these areas predominantly through a direct sales force. Although Teradyne conducts some manufacturing activities outside the United States as detailed in “Item 2: Properties,” Teradyne’s manufacturing activities are primarily conducted in the United States.

Sales to customers outside the United States accounted for 78% of consolidated net revenue in 2005, 79% in 2004, and 73% in 2003. Sales to customers located in Singapore were 13%, 16%, and 14% of consolidated net revenue in 2005, 2004, and 2003, respectively. Sales to customers located in Taiwan were 12%, 19%, and 12% of consolidated net revenue in 2005, 2004 and 2003, respectively. Sales to customers located in Japan were 9%, 6% and 11% of consolidated net revenue in 2005, 2004 and 2003, respectively. Sales are attributed to geographic areas based on the location of the customer site.

We are subject to the inherent risks involved in international trade, such as:

•	unexpected changes in legal and regulatory requirements affecting international markets;
•	changes in tariffs and exchange rates;
•	social, political and economic instability, acts of terrorism and international conflicts;
•	difficulties in accounts receivable collection;
•	cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;

•	potentially adverse tax consequences; and
•	compliance with customs regulations.

We attempt to reduce the effects of currency fluctuations by hedging those currency exposures associated with certain assets and liabilities denominated in non-functional currencies and by conducting the majority of our international transactions in U.S. dollars or dollar equivalents. See also “Item 1A: Risk Factors” and “Note F: Financial Instruments” in Notes to Consolidated Financial Statements.

Competition

Teradyne faces significant competition throughout the world in each of its reportable segments. These competitors include, among others, Advantest Corporation, Agilent Technologies, Inc., Credence Systems Corporation, and LTX Corporation. Some of Teradyne’s competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. Teradyne also faces competition from internal suppliers at several of its customers. Some of Teradyne’s competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those Teradyne currently offers. Teradyne expects its competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. New product introductions by competitors could cause a decline in revenues or loss of market acceptance of Teradyne’s products. Moreover, increased competitive pressure could lead to intensified price-based competition, which could materially adversely affect Teradyne’s business, financial condition and results of operations. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2005 and 2004, Teradyne’s backlog of unfilled orders in each of its three reportable segments was as follows:

	2005	2004
	(in millions)
Semiconductor Test Systems	$289.7	$224.1
Assembly Test Systems	70.1	63.8
Other Test Systems	62.4	38.8

	$422.2	$326.7

Of the backlog at December 31, 2005, approximately 96% of the Semiconductor Test Systems backlog, 98% of Assembly Test Systems backlog, and 94% of the Other Test Systems backlog is expected to be delivered in 2006.

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

Raw Materials

Teradyne’s products contain electronic and mechanical components that are provided by a wide range of suppliers. Certain of these components are standard products, while others are manufactured to Teradyne’s specifications. Teradyne can experience occasional delays in obtaining timely delivery of certain items. While the majority of Teradyne’s components are available from multiple suppliers, certain items are obtained from sole sources. Teradyne could experience a temporary adverse impact if any of its sole source suppliers ceased to deliver products. Any prolonged inability to obtain adequate supplies, or any other circumstances that would require Teradyne to seek alternative sources of supply could have a material adverse effect on its business, financial condition, and results of operations. See also “Item 1A: Risk Factors”

Intellectual Property and Licenses

Teradyne’s development of its products, both hardware and software, is based in significant part on proprietary information, its brands and technology. Teradyne protects its rights in proprietary information, brands and technology through various methods, such as:

•	patents and patent applications;
•	copyrights;
•	trademarks;
•	trade secrets;
•	standards of business conduct and related business practices; and
•	technology license agreements, software license agreements, non-disclosure agreements, employment agreements, and other contracts.

However, these protections might not be effective in all circumstances. Competitors might independently develop similar technology or exploit Teradyne’s proprietary information and its brands in countries where Teradyne lacks enforceable intellectual property rights or enforcement of such rights through the legal system provides an insufficient deterrent. Also, intellectual property protections can lapse or be invalidated through appropriate legal processes. While Teradyne does not believe that any single piece of intellectual property or proprietary rights is essential to its business, if a significant portion of Teradyne’s intellectual property or proprietary rights is invalidated or ineffective, Teradyne’s business could be materially adversely affected. See also “Item 1A: Risk Factors.”

Employees

As of December 31, 2005, Teradyne employed approximately 4,400 people, including approximately 400 temporary employees. Since the inception of Teradyne’s business, there have been no work stoppages or other labor disturbances. Teradyne has no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of Teradyne’s products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2005, 2004 and 2003 were $223.0 million, $250.0 million and $244.2 million, respectively. These expenditures amounted to approximately 21%, 18% and 25% of consolidated net revenue in 2005, 2004 and 2003, respectively.

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

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates, Inc. in August

2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries, Inc. under an asset purchase agreement dated July 30, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so. Management does not believe that the outcome of this matter will have a material adverse effect on Teradyne’s financial position or results of operations but there can be no assurance that any such outcome would not have a material adverse effect on Teradyne’s financial position or results of operations. These matters are further described in “Item 3: Legal Proceedings.”

CEO Certification

An annual CEO certification was submitted by our CEO to the New York Stock Exchange on June 21, 2005 in accordance with the New York Stock Exchange’s listing standards.

EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3) of Form 10-K, the following table is included as an unnumbered item in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders. The table sets forth the names of all executive officers of Teradyne and certain other information relating to their positions held with Teradyne and other business experience. Executive officers of Teradyne do not have a specific term of office but rather serve at the discretion of the Board of Directors.

Executive Officer	Age	Position	Business Experience For The Past 5 Years
George W. Chamillard	67	Chairman of the Board	Chairman of the Board since 2000; Chief Executive Officer of Teradyne from 1997 to 2004; Director of Teradyne since 1996; President of Teradyne from 1997 to 2003; President and Chief Operating Officer of Teradyne from 1996 to 1997; Executive Vice President of Teradyne from 1994 to 1996.

Michael A. Bradley	57	President and Chief Executive Officer	Chief Executive Officer since 2004; President of Teradyne since 2003; President of Semiconductor Test Systems from 2001 to 2003; Chief Financial Officer of Teradyne from 1999 to 2001; Vice President of Teradyne from 1992 to 2001.

Gregory R. Beecher	48	Vice President and Chief Financial Officer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne from 2003 to 2005; Partner at PricewaterhouseCoopers LLP from 1993 to 2001.

Eileen Casal	47	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since 2003; Vice President, General Counsel and Corporate Secretary of GSI Lumonics Inc. from 2001 until 2003; Vice President, General Counsel and Corporate Secretary of Adero, Inc. from 2000 until 2001; Vice President, General Counsel and Assistant Clerk of Teradyne, from 1999 to 2000; from 1986 until 1999, Ms. Casal held a number of legal positions at Stratus Computer, Inc. including Vice President, General Counsel and Clerk.

Jeffrey R. Hotchkiss	58	President of Assembly Test Systems and Diagnostic Solutions	President of Assembly Test Systems since 2004 and President of Diagnostic Solutions since 2005; Director, Chief Executive Officer and President of Empirix Corporation from 2000 to 2004; Chief Financial Officer of Teradyne from 1997 to 1999; Vice President of Teradyne from 1990 to 1999.

Executive Officer	Age	Position	Business Experience For The Past 5 Years

Mark E. Jagiela	46	President of Semiconductor Test Systems	President of Semiconductor Test Systems since 2003; Vice President of Teradyne since 2001; General Manager of Teradyne’s VLSI Test Division from 2000 to 2001; VLSI Test Division Engineering Manager from 1999 to 2000; Japan Division General Manager from 1991 to 1999.

Amy R. McAndrews	34	Controller	Controller of Teradyne since 2005; Manager of Financial Operations of Teradyne from 2003 to 2005; Manager of Treasury Operations of Teradyne from 2002 to 2003; Director of Business Development of Tyco Electronics, a subsidiary of Tyco International (U.S.) Inc., from September 2001 to November 2001; Assistant Corporate Controller of Tyco International (U.S.) Inc. from 2000 to 2001; Senior Manager of PricewaterhouseCoopers LLP from 1993 to 2000.

Item 1A:	Risk Factors.

Risks Associated with the Sale of Our Connection Systems Segment

The sale of Connection Systems may affect future results of operations or financial condition.

We cannot assure you that the sale of Connection Systems will enable us to achieve our goal of successfully focusing on our core business or that this strategic realignment will be beneficial to our business or financial condition.

We have agreed with Amphenol Corporation to retain the responsibility for certain specific contingent liabilities related to the business, including environmental liabilities, designated trade and customs liabilities and liabilities associated with certain pending litigation, and we may also be subject to potential claims by Amphenol that the representations and warranties we made about Connection Systems were inaccurate. The resolution of these contingencies and claims may have a material adverse effect on our continuing results of operations or financial conditions.

Risks Associated with Our Business

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

Our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical.

Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The market demand for electronics is impacted by economic slowdowns and the effects of hostile acts. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems we manufacture and market. We believe that the markets for newer generations of electronic products such as those that we manufacture and market will also be subject to similar fluctuations. We may be particularly susceptible to fluctuations due to the recent actions we have taken, such as the sale of Connection Systems, in order to focus on our core business. We are dependent on the timing of orders from our customers, and the deferral or cancellation of previous customer orders could have an adverse effect on our results of operations. We cannot assure that the level of revenues or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results.

Our operating results are likely to fluctuate significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	competitive pressures on selling prices;
•	our ability to introduce and the market acceptance of new products in 2006 and beyond;
•	changes in product revenue mix resulting from changes in customer demand;
•	the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;
•	engineering and development investments relating to new product introductions in 2006 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;
•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;
•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;
•	impairment charges for certain long-lived assets; and
•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products.

In particular, due to the introduction of a number of new, complex test systems in 2004 and the ongoing introduction of related instrumentation, there can be no assurance that we will not experience delays in shipment of our products or that our products will achieve customer acceptance.

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

A significant portion of our total revenue is derived from customers outside the United States. Our international sales and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements affecting international markets;
•	changes in tariffs and exchange rates;

•	social, political and economic instability, acts of terrorism and international conflicts;
•	difficulties in protecting intellectual property;
•	difficulties in accounts receivable collection;
•	cultural differences in the conduct of business;
•	difficulties in staffing and managing international operations;
•	potentially adverse tax consequences; and
•	compliance with customs regulations.

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, Singapore, China and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

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

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development, introduction and acceptance depend upon a number of factors, including:

•	new product selection;
•	ability to meet customer requirements;
•	development of competitive products by competitors;
•	timely and efficient completion of product design;
•	timely and efficient implementation of manufacturing and manufacturing processes;
•	timely remediation of product performance issues, if any, identified during testing;
•	assembly processes and product performance at customer locations;
•	differentiation of our products from our competitors’ products; and
•	management of customer expectations concerning product capabilities and product life cycles.

If our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings.

Certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Approximately 30% of material purchases require some custom work where having multiple suppliers would be cost prohibitive. If any of our suppliers were to cancel contracts or commitments or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders and have significantly decreased revenues and earnings, which would have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on contract manufacturers for certain subsystems used in our products, and our ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom we do not exercise any control.

We are also dependent on the financial strength of our suppliers and may be subject to litigation arising from our relationships with suppliers and others. There can be no assurance that the loss of suppliers either as a result of financial viability, bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

We may not be able to adequately address a rapid increase in customer demand.

Because we took measures during the past few years to scale back operations and reduce expenses in response to decreased customer demand for our products and services, we may not be able to satisfy a rapid increase in customer demand. Our ability to meet rapid increases in customer demand is also, to a certain extent, dependant upon the ability of our suppliers and contractors to meet increased product or delivery requirements, many of which have also implemented cost reduction strategies and over which we have little or no control.

We have significant guarantees and indemnification obligations.

From time to time we make guarantees to customers regarding the performance of our products and guarantee certain indebtedness or performance obligations of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information regarding see “Note J: Commitments and Contingencies—Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

We have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business.

We have taken, and continue to take, measures to ensure that we are prepared to address slowdowns in the market for our products. These measures include several reductions in our workforce, a planned consolidation and relocation of our headquarters to our North Reading, Massachusetts facility in 2006, closing and/or selling facilities, discontinuing certain product lines, implementing material cost reduction programs and reducing planned capital expenditures and expense budgets. We cannot assure you that measures we have taken will not impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete, to operate effectively and to operate profitably during slowdowns. Each measure we have taken could have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, and making it more difficult to hire and retain talented individuals and respond to customers or competitors.

We are required to account for stock compensation awards under our employee stock plans as a compensation expense, which will adversely affect our operating results.

Beginning in the first quarter of our 2006 fiscal year, we have implemented the new expense recognition standard of Financial Accounting Standards Boards (“FASB”), SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”). Under SFAS 123R, we are required to record in our statement of operations, equity-based compensation expense for stock compensation awards, including stock options, based on the fair value of the equity instrument at the time of grant. In the year ended December 31, 2005, we disclosed pro forma compensation expense quarterly and annually by calculating the grants’ fair value and disclosing the impact on (loss) income from continuing operations and (loss) income from continuing operations per share in a footnote to the consolidated financial statements. SFAS 123R or any other future laws and regulations requiring us to record the fair value of all stock compensation awards as compensation expense in our consolidated statement of operations will adversely affect operating results. “Note B: Accounting Policies,” of Notes to Consolidated Financial Statements reflects the impact that such a change in accounting treatment would have had on (loss) income from continuing operations and (loss) income from continuing operations per share if it had been in effect during the year ended December 31, 2005. The implementation of SFAS 123R will result in pre-tax expense of approximately $7.0 million in the first quarter of 2006, and approximately $28 million for the year ended December 31, 2006.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2005, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). Both the RoHS Directive and the WEEE Directive will alter the form and manner in which electronic equipment is imported, sold and handled in the European Union. Ensuring compliance with the RoHS Directive and the WEEE Directive and integrating compliance activities with our suppliers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition. For example, early compliance with the RoHS Directive by any of our suppliers could force Teradyne to participate in last time buy programs and to accelerate end of life timetables for existing products, each of which results in additional costs for Teradyne and disrupts existing operations and logistics. The WEEE Directive became effective August 13, 2005 and the RoHS Directive will become effective on July 6, 2006.

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

For example, in connection with our August 2000 acquisition of each of Herco Technology Corp. and Perception Laminates, Inc., a complaint was filed on or about September 5, 2001 and is now pending, on appeal, before the U.S. Court of Appeals for the Ninth Circuit by the former owners of those companies naming as defendants Teradyne and two of our then executive officers. Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California. This claim also arises out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. These matters are further described in “Item 3: Legal Proceedings.”

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

Competition for employees with skills we require is intense in the high technology industry. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our inability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

Capital equipment providers in the electronics and semiconductor industries, such as Teradyne, have, in the past, been negatively impacted by sudden slowdowns in the global economies, and resulting reductions in customer capital investments. The duration of slowdowns in global economies and reductions in customer capital investments, which may adversely impact our business, are difficult to predict.

Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact our business.

Acts of war and terrorist attacks may cause damage or disruption to our employees, facilities, customers, suppliers and distributors which could have a material adverse effect on our business, results of operation or financial condition. As we and our suppliers sell and manufacture products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at these locations which could increase our operating costs and which may adversely affect our business. Such conflicts may also cause damage or disruption to transportation and communication systems. All of these conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

Our basic corporate documents, our stockholder rights plan and Massachusetts law contain provisions that could discourage, delay or prevent a change in control, even if a change in control might be regarded as beneficial to some or all of our stockholders.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

The following table provides certain information as to Teradyne’s principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
Boston, Massachusetts	Semiconductor Test & Corporate Offices	1-2-3-4-5	492,000	(a)
North Reading, Massachusetts	Semiconductor Test & Assembly Test	2-3-4-5	472,000
Nashua, New Hampshire	—	—	318,000	(b)
Agoura Hills, California	Semiconductor Test	3-5	240,000
North Reading, Massachusetts	—	—	150,000	(c)
North Reading, Massachusetts	—	—	140,000	(d)
San Jose, California	Semiconductor Test	2-3-5	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	66,000
Deerfield, Illinois	Broadband Test	2-3-4-5	63,000

Subtotal of Owned Properties			2,061,000
Properties Leased:
Westford, Massachusetts	—	—	230,000	(e)
Woburn, Massachusetts	Semiconductor Test	2-6	205,000
Shanghai, China	Assembly Test & Semiconductor Test	2-5-6	87,000	(f)
Stockport, England	Diagnostic Solutions	2-3-4-5-6	75,000
Cebu, Philippines	Semiconductor Test	2-6	64,000
Agoura Hills, California	Semiconductor Test	6	59,000
Stoughton, Massachusetts	—	—	55,000	(c)
Bracknell, England	Semiconductor Test, Broadband Test & Assembly Test	3-4-5	44,000	(g)
Tai Yuan, Taiwan	Semiconductor Test & Assembly Test	5	43,000
Walnut Creek, California	—	—	38,000	(h)

Subtotal of Leased Properties			900,000

Total Square Feet of Floor Space			2,961,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Manufacturing, 3. Research and Development, 4. Marketing, 5. Sales and Administration, and 6. Storage and Distribution

(a)	This space consists of two separate buildings both of which are being marketed for sale. In 2006, it is anticipated that Teradyne will consolidate and relocate its headquarters from the current location in Boston, Massachusetts to the corporate campus in North Reading, Massachusetts.

(b)	This space consists of two buildings. Space in one building is unoccupied and is currently being marketed for sale. Space in another building is currently being leased and is also being marketed for sale.

(c)	This space is currently being leased.

(d)	This space is unoccupied.

(e)	This space consists of two buildings. Space in one building is unoccupied and is currently being marketed for sublease. A sublease for 100,000 square feet was signed in 2004 for space in the other building; however, the building remains unoccupied.

(f)	Portions of the property are subleased.

(g)	A portion of this space is being subleased.

(h)	This space is unoccupied and is currently being marketed for sublease.

Item 3:	Legal Proceedings.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Connection Systems, a former division of Teradyne, in the United States District Court of the Southern District of New York, relating to a February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”) by HEP, a supplier to Connection Systems at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and Connection Systems, asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a Connection Systems representative made to HEP’s agent during due diligence in its decision to invest in CSC. HEP sought to hold Teradyne and Connection Systems responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denied HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. On December 20, 2005, the Court of Appeals ruled in our favor by denying HEP’s appeal and affirming the District Court’s decision to dismiss all claims in the litigation with prejudice.

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

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for Teradyne’s common stock based on reported sale prices on the New York Stock Exchange.

	Period	High	Low
2004	First Quarter	$30.70	$20.47
	Second Quarter	25.81	19.60
	Third Quarter	20.99	12.53
	Fourth Quarter	18.97	13.10
2005	First Quarter	$17.33	$13.53
	Second Quarter	14.71	10.80
	Third Quarter	17.30	11.60
	Fourth Quarter	16.99	12.98

The number of record holders of Teradyne’s common stock at February 24, 2006 was 2,874.

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

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans,” for information on equity compensation plans.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net revenues	$1,075,232	$1,410,222	$995,692	$825,242	$899,826

(Loss) income from continuing operations	(60,457)	132,619	(170,007)	(627,215)	(192,341)

Net income (loss)	90,648	165,237	(193,993)	(718,469)	(202,215)

(Loss) income from continuing operations per common share—basic	(0.31)	0.68	(0.91)	(3.43)	(1.09)

(Loss) income from continuing operations per common share—diluted	(0.31)	0.67	(0.91)	(3.43)	(1.09)

Net income (loss) per common share—basic	0.46	0.85	(1.03)	(3.93)	(1.15)

Net income (loss) per common share—diluted	0.46	0.84	(1.03)	(3.93)	(1.15)

Consolidated Balance Sheet Data (1):
Total assets	1,859,732	1,922,562	1,785,362	1,900,150	2,542,391

Long-term obligations	1,819	398,932	407,658	450,561	451,682

(1)	As a result of the divestiture of Connection Systems, we are reporting Connection Systems as a discontinued operation for all periods presented. See “Note E: Divestiture” in the Notes to Consolidated Financial Statements for further discussion of the Connection Systems divestiture.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, made pursuant to Section 21E of the Exchange Act, that involve risks and uncertainties, such as statements of Teradyne’s plans, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Teradyne’s actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in “Item 1A: Risk Factors” and elsewhere herein.

Critical Accounting Policies and Estimates

Teradyne has identified the policies discussed below as critical to understanding its business and its results of operations and financial condition. The impact and any associated risks related to these policies on its business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect its reported and expected financial results.

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

Revenue Recognition

In accordance with the guidance provided by the Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur.

For equipment that includes software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until customer acceptance has been received.

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

Teradyne’s products are generally subject to warranty and related costs of the warranty are provided for in cost of revenue when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of revenue. Service revenue is recognized over the contractual period or as the services are performed.

Teradyne does not provide its customers with contractual rights of return for any of its products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 97-2”). Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”) exists for such elements. In instances where VSOE does not exist for one or more of the undelivered elements of an arrangement, all revenue related to the arrangement is deferred until all elements have been delivered. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

For certain contracts eligible for contract accounting under SOP No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order.

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

Equity Incentive and Stock Purchase Plans

For periods prior to 2006, Teradyne accounts for its equity incentive plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s equity incentive plans are accounted for using the intrinsic value method under the provisions of APB 25. Accordingly, there has been $0.8 million of expense in 2005 related to restricted stock units.

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under SFAS No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”). See “Note B: Accounting Policies,” in the Notes to Consolidated Financial Statements for pro forma stock option and stock purchase plan information.

Teradyne implemented the expense recognition provisions of the FASB’s new standard, SFAS 123R, beginning with the first quarter of its 2006 fiscal year that began on January 1, 2006. For the years ended December 31, 2005, 2004 and 2003, had SFAS 123R been effective, Teradyne would have recognized additional non-cash equity-based compensation expense in continuing operations of $90.3 million, $82.7 million, and $76.8 million, respectively, applying the provisions of SFAS 123.

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. As a result of the vesting acceleration, options to purchase approximately 7.6 million shares became exercisable immediately and Teradyne reduced the compensation expense it otherwise would have been required to record under SFAS 123R by approximately $48.6 million in the aggregate on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Income Taxes

On a quarterly basis, Teradyne evaluates the realizability of its deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As a result of its review undertaken at December 31, 2002, Teradyne concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2004 and 2005. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

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

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Percentage of net revenue:
Net Revenue:
Products	80.1%	83.2%	76.2%
Service	19.9	16.8	23.8

Total net revenue	100.0	100.0	100.0
Cost of revenues:
Cost of products	47.3	42.3	48.1
Cost of service	14.4	10.8	14.5

Total cost of revenue	61.7	53.1	62.6
Gross profit	38.3	46.9	37.4
Operating Expenses:
Engineering and development	20.8	17.8	24.5
Selling and administrative	23.5	18.0	23.9
Restructuring and other charges	1.6	0.1	4.4

Total Operating Expenses	45.9	35.9	52.8
Net interest and other (expense) income	0.2	—	(1.0)

(Loss) income from continuing operations before income taxes	(7.4)	11.0	(16.4)
(Benefit) provision for income taxes	(1.8)	1.6	0.7

(Loss) income from continuing operations	(5.6)%	9.4%	(17.1)%

Results of Operations

Discontinued Operations

On October 10, 2005, Teradyne announced that it had reached a definitive agreement to sell its Connection Systems segment to Amphenol Corporation for $390.0 million in cash (subject to a post-closing net asset value adjustment). On November 30, 2005 the sale was completed for an adjusted purchase price of $384.7 million.

Connection Systems had revenues for the eleven month period ended November 30, 2005 of $331.0 million and for the years ended December 31, 2004 and 2003 of $381.7 million and $357.2 million, respectively. Net income of the discontinued operations through the date of sale in 2005 was $14.2 million, and for the year ended December 31, 2004 was $32.6 million. Net loss of the discontinued operations for the year ended December 31, 2003 was $24.0 million. In 2005, Teradyne recorded a gain on the sale of Connection Systems of $137.0 million, net of a tax provision of $31.0 million.

In accordance with SFAS 144, we are reporting Connection Systems as a discontinued operation in the consolidated financial statements for all periods presented throughout this Annual Report on Form 10-K. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-K relate to continuing operations only.

Bookings

Teradyne’s net orders for its three reportable segments for 2005, 2004 and 2003 are as follows:

	2005	2004	2003	2004-2005 Percent Change	2003-2004 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$880.4	$1,036.4	$837.9	(15)%	24%
Assembly Test Systems	161.4	162.1	156.6	—	4
Other Test Systems	128.8	107.6	105.9	20	2

	$1,170.6	$1,306.1	$1,100.4	(10)%	19%

The 15% decrease in Semiconductor Test Systems bookings from 2004 to 2005 was driven by less demand from our Subcon customers, primarily in the first half of 2005 as they experienced lower capacity utilization. The second half of 2005 showed a 50% increase over the first half, however, with a surge in demand in the automotive disk storage, game processors, performance consumer and wireless markets. Although total Semiconductor Test Systems bookings declined from 2004 to 2005, FLEX bookings increased over 100% during this period.

Orders in the Assembly Test Systems segment were flat from 2004 to 2005. Orders in the Assembly Test Systems segment increased from 2003 to 2004, primarily due to the net increases in the Mil/Aero business and increased orders of in-circuit products. The growth in these areas was offset by a decline in orders resulting from the sale of the manufacturing software and the manual x-ray and rework product lines in 2003.

The Other Test Systems bookings increase from 2004 to 2005 was due primarily to a large project booked in the second half of 2005 by a major customer in our Diagnostic Solutions business. Other Test Systems bookings are program-related and can have significant fluctuations from period to period.

Teradyne’s order cancellations and backlog adjustments for its three reportable segments for the last three years are as follows:

	2005	2004	2003
	(in millions)
Semiconductor Test Systems	$15.2	$10.5	$6.9
Assembly Test Systems	—	0.2	2.5
Other Test Systems	—	—	—

	$15.2	$10.7	$9.4

Semiconductor Test Systems experienced $15.2 million of cancellations and backlog adjustments in 2005. Approximately 70% of this amount was related to cancellations, while the remainder was a backlog adjustment related to management’s estimate of what may be canceled in future periods.

Teradyne’s net bookings by region as a percentage of total net bookings are as follows:

	2005	2004	2003
United States	25%	23%	27%
South East Asia	24	20	18
Europe	17	17	17
Singapore	13	14	14
Taiwan	10	19	13
Japan	9	6	10
Rest of the World	2	1	1

	100%	100%	100%

For the past three years, Teradyne’s backlog of unfilled orders for its three reportable segments is as follows:

	2005	2004	2003
	(in millions)
Semiconductor Test Systems	$289.7	$224.1	$333.7
Assembly Test Systems	70.1	63.8	56.1
Other Test Systems	62.4	38.8	40.7

	$422.2	$326.7	$430.5

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In 2005, 2004, and 2003 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition, and results of operations.

Revenue

Teradyne’s net revenue for its three reportable segments for 2005, 2004 and 2003 is as follows:

	2005	2004	2003	2004-2005 Percent Change	2003-2004 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$814.2	$1,146.3	$735.4	(29)%	56%
Assembly Test Systems	155.1	155.2	151.6	—	2
Other Test Systems	105.9	108.7	108.7	(3)	—

	$1,075.2	$1,410.2	$995.7	(24)%	42%

The reduction in bookings at our Subcon customers in the Semiconductor Test Systems segment in the second half of 2004 drove the decrease in revenue in the first half of 2005. The bookings reduction was primarily the result of lower utilization of Teradyne testers at our Subcon customers. The second half of 2005 showed sales only slightly lower than comparable 2004 levels. Assembly Test Systems sales and Other Test System sales were flat from 2004 to 2005.

The increase in Assembly Test Systems sales from 2003 to 2004 was due to increases in both the commercial and Mil/Aero businesses. Commercial business growth was due to increased sales of in-circuit test products, while the increase in Mil/Aero sales was generated by a number of large projects which were undertaken in 2004. These increases were offset, in part, by decreases from the sale of the manual x-ray, rework and Automated Optical Inspection (“AOI”) product lines in 2003.

Teradyne’s three reportable segments accounted for the following percentages of consolidated net revenue for each of the last three years:

	2005	2004	2003
Semiconductor Test Systems	76%	81%	74%
Assembly Test Systems	14	11	15
Other Test Systems	10	8	11

	100%	100%	100%

Teradyne’s net revenue by region as a percentage of total revenue is as follows:

	2005	2004	2003
South East Asia	24%	20%	19%
United States	22	21	27
Europe	17	16	16
Singapore	13	16	14
Taiwan	12	19	12
Japan	9	6	11
Rest of the World	3	2	1

	100%	100%	100%

Teradyne’s product and service revenue breakout for the past three years is as follows:

	2005	2004	2003	2004-2005 Percent Change	2003-2004 Percent Change
	(in millions except percent change)
Product Revenue	$861.6	$1,173.2	$758.7	(27)%	55%
Service Revenue	213.6	237.0	237.0	(10)	—

	$1,075.2	$1,410.2	$995.7	(24)%	42%

Service revenue is derived from the servicing of Teradyne’s installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales and applications support.

In the past three years, no single customer accounted for more than 10% of consolidated net revenue. In 2005, 2004, and 2003, Teradyne’s three largest customers in the aggregate accounted for 18%, 21% and 17% of consolidated net revenue, respectively.

Gross Margin

	2005	2004	2003	2004-2005 Point Change	2003-2004 Point Change
	(dollars in millions)
Gross Margin	$411.8	$660.9	$372.5
Percent of Total Revenue	38.3%	46.9%	37.4%	(8.6)	9.5

The decrease in gross margin from 2004 to 2005 was the result of several factors. A reduction in Semiconductor Test Systems sales volume contributed 4 points; a $38.5 million inventory provision recorded in Semiconductor Test Systems for the write-down of excess non-FLEX inventory contributed 3.5 points; and a shift in product mix within Semiconductor Test contributed 1.5 points. These decreases were offset in part by lower variable employee compensation which contributed 1 point.

The gross margin improvement of 9.5 points from 2003 to 2004 was a result of several factors. An improvement of 6 points is due to a volume increase from year to year, coupled with lower fixed manufacturing costs, primarily resulting from past restructuring actions. An additional 5 points can be attributed to a more favorable mix of revenues, with higher margin configurations as well as more product revenue, as product margins are higher than service margins. Higher variable compensation expense in 2004 had a 1.5 point unfavorable impact on margins year over year.

The breakout of product and service gross margin is as follows:

	2005	2004	2003	2004-2005 Point Change	2003-2004 Point Change
	(dollars in millions)
Product Gross Margin	$352.7	$576.0	$280.0
Percent of Product Revenue	40.9%	49.1%	36.9%	(8.2)	12.2

	2005	2004	2003	2004-2005 Point Change	2003-2004 Point Change
	(dollars in millions)
Service Gross Margin	$59.1	$84.9	$92.5
Percent of Service Revenue	27.7%	35.8%	39.0%	(8.1)	(3.2)

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written-down to estimated net realizable value. These write-offs and write-downs consist of raw materials and components. Sales of previously reserved inventory items result in recovery of the related inventory provision, which is recorded in cost of revenues.

During the year ended December 31, 2005, Teradyne recorded inventory provisions of $49.3 million in cost of revenues of which $36.9 million was for excess inventory and $12.4 million was for obsolete inventory. Of the $49.3 million of total excess and obsolete provisions recorded, $45.5 million related to Semiconductor Test Systems (including a $38.5 million provision for the write-down of excess non-FLEX inventory), $2.9 million related to Assembly Test Systems and $0.8 million related to Other Test Systems.

During the year ended December 31, 2004, Teradyne recorded inventory provisions of $9.7 million in cost of revenues of which $3.5 million was for excess inventory and $6.2 million was for obsolete inventory. Of the $9.7 million of total excess and obsolete provisions recorded, $6.2 million related to Semiconductor Test Systems, $3.0 million related to Assembly Test Systems and $0.5 million related to Other Test Systems.

During the year ended December 31, 2003, Teradyne recorded inventory provisions of $15.0 million in cost of which $5.8 million was for excess inventory and $9.2 million was for obsolete inventory. Of the $15.0 million of total excess and obsolete provisions recorded, $9.3 million related to Assembly Test Systems, which included $3.6 million relating to the discontinuance of manufacturing, distributing and primary support of the AOI product line, $5.2 million related to Semiconductor Test Systems SOC parts and components and $0.5 million related to Other Test Systems.

During the years ended December 31, 2005, 2004 and 2003, Teradyne sold inventory that was previously reserved which had a favorable gross margin impact of $1.5 million, $1.3 million and $5.3 million, respectively.

Teradyne scrapped $34.3 million, $42.1 million, and $24.6 million of inventory which had been previously written-down or written-off during the years ended December 31, 2005, 2004 and 2003, respectively. Teradyne has no set timeline for scrapping the remaining inventory.

As of December 31, 2005 and 2004, Teradyne had inventory reserves for amounts which have been written-down or written-off of $158.4 million and $144.9 million, respectively. Of the reserves at December 31, 2005, $48.9 million, $7.0 million, $10.0 million, and $92.5 million relate to inventory provisions recorded in 2005, 2004, 2003, and prior to 2003, respectively.

Engineering and Development

	2005	2004	2003	2004-2005 Change	2003-2004 Change
	(dollars in millions)
Engineering and Development	$223.0	$250.0	$244.2	$(27.0)	$5.8
Percent of Total Revenue	20.8%	17.8%	24.5%

During 2005, Teradyne reduced its levels of investment in engineering and development spending. More than 85% of Teradyne’s total engineering and development expenses are incurred by the Semiconductor Test Systems segment, where a new test platform requires up to three years for development and costs between $150 and $250 million. During 2005, Semiconductor Test Systems completed its UltraFLEX platform development and shifted its focus to increasing the instrumentation set on its FLEX Test Platform (UltraFLEX and FLEX) which requires lower levels of engineering and development expenditures. During 2003 and 2004, Semiconductor Test Systems reduced the number of platforms under major development, which increased the resources for continued engineering on selective platforms. The consolidation of multiple product divisions within Semiconductor Test Systems into one group in 2001 enabled more leverage and reuse for application specific integrated circuits development and instrumentation.

The decrease of $27 million in engineering and development spending from 2004 to 2005 consists of the following amounts:

•	$21 million decrease due to the completion of the FLEX Test Platform engineering work;
•	$4 million decrease due to variable employee compensation; and
•	$2 million decrease in depreciation and facility costs as a result of facility closures and lower capital spending.

The increase of $6 million in engineering and development spending from 2003 to 2004 consisted of the following amounts:

•	$10 million increase due to the development of the FLEX Test Platform;
•	$6 million increase due to variable employee compensation; and
•	$1 million increase in travel and training costs;

These increases were offset in part by the following:

•	$6 million decrease in salaries and fringe benefits due to a decrease in headcount, offset in part by salary increases effective July 1, 2004; and
•	$5 million decrease in depreciation and facility costs as a result of facility closures and lower capital spending, including a decrease of $2 million in accelerated depreciation related to asset writedowns and facility closures in 2003.

Selling and Administrative

	2005	2004	2003	2004-2005 Change	2003-2004 Change
	(dollars in millions)
Selling and Administrative	$252.8	$254.4	$238.0	$(1.6)	$16.4
Percent of Total Revenue	23.5%	18.0%	23.9%

The decrease in selling and administrative spending of $1.6 million from 2004 to 2005 is due primarily to an $8.7 million decrease in variable compensation, offset by a $5.5 million increase in sales support spending for the FLEX platform and a $1.6 million increase in salaries and fringe benefits due to salary increases.

The increase in spending of $16.4 million from 2003 to 2004 was principally due to the following approximate amounts:

•	$14 million increase due to variable employee compensation;
•	$5 million from an increase in consulting expenses; and
•	$4 million increase in travel and training costs;

These increases were offset in part by the following:

•	$6 million in lower depreciation costs due to asset writedowns and capital spending cutbacks; and
•	$2 million decrease in rental and lease payments due to consolidation of facilities.

Restructuring and Other Charges

In response to a downturn in the industry, Teradyne initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, and in 2005. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in accrued employee compensation and withholdings. The remaining accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $5.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $10.7 million as of December 31, 2005. Teradyne has subleased approximately 48% of its unoccupied space as of December 31, 2005 and is actively attempting to sublease the remaining space.

2005 Activities

	Severance and Benefits	Gain on Sale of Land and Buildings	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
	(in thousands)
2005 provision (gain)	$21,254	$(15,329)	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	(11,439)	15,329	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	$9,815	$—	$—	$1,730	$529	$12,074

During the year ended December 31, 2005, Teradyne recorded the following activity related to the 2005 restructuring activities:

•	$21.3 million for severance and related benefits for 526 people terminated across all segments.
•	$15.3 million in gains, including $13.2 million in Semiconductor Test Systems for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in North Reading, MA.
•	$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in North Reading, MA, at Corporate which was subsequently sold.
•	$2.3 million charge related to the exit of an Assembly Test Systems facility in Poway, CA.
•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in the Semiconductor Test Systems segment.

2004 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Total
	(in thousands)
2004 provision	$3,296	$650	$448	$4,394
Cash payments	(1,584)	—	(21)	(1,605)
Asset write-downs	—	(650)	—	(650)

Balance at December 31, 2004	1,712	$—	$427	$2,139

2005 provision	—	—	308	308
Cash payments	(1,611)	—	(79)	(1,690)

Balance at December 31, 2005	$101	$—	$656	$757

During the year ended December 31, 2004 and subsequently, Teradyne recorded the following activity related to the 2004 restructuring activities:

•	$3.3 million for severance and related benefits for 140 people terminated across all segments and in all functional areas.
•	$0.7 million for long-lived assets impaired in an Assembly Test Systems facility in Westford, MA as a result of exiting the facility.
•	$0.4 million in 2004 and an additional $0.3 million in 2005 related to the lease obligations of a vacated Assembly Test Systems facility in Westford, MA.

2003 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Loss on Sale of Product Lines	Total
	(in thousands)
2003 provision	$18,445	$7,495	$9,239	$35,179
Cash (payments) receipts	(11,473)	—	1,215	(10,258)
Asset write-downs	—	(7,495)	(10,454)	(17,949)

Balance at December 31, 2003	6,972	—	—	6,972

2004 reversal	(1,705)	—	(1,875)	(3,580)
Cash (payments) receipts	(4,900)	—	2,755	(2,145)
Asset write-downs	—	—	(880)	(880)

Balance at December 31, 2004	367	—	—	367

2005 reversal	—	—	(4,068)	(4,068)
Cash (payments) receipts	(167)	—	4,068	3,901

Balance at December 31, 2005	$200	$—	$—	$200

During the year ended December 31, 2003 and subsequently, Teradyne recorded the following related to the 2003 restructuring activities:

•	$18.4 million charge in 2003 for severance and related benefits for 605 people terminated across all segments and in all functional areas, and a reversal of $1.7 million in 2004.
•	$9.2 million of charges related to product line divestures in Assembly Test System in 2003, $1.0 million in reversals in 2004 from earnout payments received from the product line divestitures, and $4.1 million in reversals in 2005 from earnout payments received from divestitures.

•	$7.5 million of long-lived asset impairment charges consisting of $4.0 million in Assembly Test Systems primarily related to the impairment of manufacturing equipment and $3.5 million in Semiconductor Test Systems related to a reduction in the fair value of properties held for sale in Agoura Hills, CA.

Pre-2003 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2002	$25,240	$7,272	$32,512

2003 provision (reversal)	9,149	(625)	8,524
Cash payments	(7,114)	(6,647)	(13,761)

Balance at December 31, 2003	27,275	—	27,275

2004 provision	397	—	397
Cash payments	(7,448)	—	(7,448)

Balance at December 31, 2004	20,224	—	20,224

2005 provision	625	—	625
Cash payments	(6,174)	—	(6,174)

Balance at December 31, 2005	$14,675	$—	$14,675

During the year ended December 31, 2003 and subsequently, Teradyne recorded the following related to restructuring activities initiated prior to 2003:

•	$9.1 million charge related to changes in estimates of sublease income in Assembly Test Systems in 2003.
•	$0.6 million reversal of severance and related benefits.

Interest Income and Expense

	2005	2004	2003	2004- 2005 Change	2003- 2004 Change
	(in millions)
Interest income	$17.8	$15.4	$14.0	$2.4	$1.4
Interest expense	$(16.2)	$(18.8)	$(20.9)	$(2.6)	$(2.1)

The increase in interest income from 2004 to 2005 was primarily attributable to an increase in interest rates.

The increase in interest income from 2003 to 2004 was due primarily to an increase in interest rates in the latter half of 2004 and increased cash balances throughout 2004.

The decrease in interest expense from 2004 to 2005 was due primarily to the repurchase of $20 million and $71.5 million of Teradyne’s 3.75% Senior Convertible Notes (the “Notes”) in the first and fourth quarters of 2005, respectively.

The decrease in interest expense from 2003 to 2004 was primarily attributable to the prepayment of Teradyne’s California mortgage of $42.3 million in the third quarter of 2003 which reduced interest expense for the fourth quarter of 2003 and all of 2004, as well as the repurchase of $8.5 million of the Notes in the third quarter of 2004.

Other Income and Expense, Net

Other income and expense, net, for the years ended December 31, 2005, 2004, and 2003 includes the following:

Income (expense)	2005	2004	2003
	(in thousands)
Gain on sale of investment (1)	$—	$2,584	$2,800
Collection of loan (2)	—	585	—
Other than temporary impairment of common stock investment	—	(267)	—
Fair value adjustment on warrants	—	(366)	138
Mortgage prepayment penalty (3)	—	—	(3,220)
Other than temporary impairment of investment	—	—	(2,592)

Total	$—	$2,536	$(2,874)

(1)	Gain on sale of an investment in common stock.

(2)	The loan had previously been valued at zero due to its uncertainty of collection.

(3)	Penalties related to prepayment of a $42.3 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.

(Loss) Income from Continuing Operations before Income Taxes

	2005	2004	2003	2004-2005 Change	2003-2004 Change
	(in millions)
Semiconductor Test Systems	$(78.6)	$189.2	$(69.3)	$(267.8)	$258.5
Assembly Test Systems	10.3	(1.7)	(75.5)	12.0	73.8
Other Test Systems	10.0	6.1	1.7	3.9	4.4
Corporate	(21.8)	(39.1)	(20.0)	17.3	(19.1)

Total	$(80.1)	$154.5	$(163.1)	$(234.6)	$317.6

The change to a loss position from 2004 to 2005 was mainly attributable to decreased sales in the Semiconductor Test Systems segment. The change to an income position from a loss position from 2003 to 2004 was mainly attributable to increased sales in the Semiconductor Test Systems segment, as well as continued cost reductions throughout Teradyne.

Income Taxes

During 2005, the income tax benefit from continuing operations totaled $19.7 million. Under generally accepted accounting principles (“GAAP”), a benefit of $29.2 million was recognized for losses related to current year continuing operations, as a result of the sale of Connection Systems. There was an equal and offsetting tax provision in the gain on sale of Connection Systems included in discontinued operations. The remaining portion of the net tax benefit includes a tax provision of $9.5 million that related primarily to foreign taxes.

For the years ended December 31, 2004 and 2003, tax expense relates primarily to a tax provision for foreign taxes. Tax expense for 2004 also included an IRS settlement related to the closing out of tax years 1999 through 2001. During 2004, Teradyne utilized previously reserved net operating losses to reduce taxable income and lower the effective tax rate. Teradyne did not record an income tax benefit against the loss incurred in 2003. Until sufficient positive evidence exists, including an appropriate level of profitability, Teradyne will not record tax benefits on operating losses in future results of operations. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance against its deferred tax assets at December 31, 2005 and 2004. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not. As of December 31, 2005, Teradyne had $617.8 million of U.S. Federal Operating Loss Carryforwards. The effective tax rates from continuing operations for the years ended December 31, 2005, 2004 and 2003 were (24.6)%, 14.1% and 4.2%, respectively.

Contractual Obligations

The following table reflects Teradyne’s contractual obligations as of December 31, 2005:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments(1)	Interest on Debt(2)	Convertible Senior Notes	Pension Funding(3)	Notes Payable	Other Debt	Total
	(in thousands)
2006	$111,205	$14,912	$11,319	$300,000	$30,000	$282	$—	$467,718
2007	—	13,478	30			282	2,547	16,337
2008	—	8,330	24			282		8,636
2009	—	7,172	19			282		7,473
2010	—	5,672	14			282		5,968
Beyond 2010	—	8,516	14			691		9,221

Total	$111,205	$58,080	$11,420	$300,000	$30,000	$2,101	$2,547	$515,353

(1)	Minimum payments have not been reduced by minimum sublease income of $7.1 million due in the future under non-cancelable subleases.
(2)	Includes interest on convertible notes in 2006.
(3)	Pension funding does not represent contractual obligation but represents management’s funding intentions in 2006.

Liquidity and Capital Resources

Teradyne’s cash, cash equivalents and marketable securities balance increased $236.5 million in 2005 from 2004, to $927.7 million and increased $105.2 million in 2004 from 2003, to $691.2 million. Cash activity for 2005, 2004 and 2003 was as follows (in millions):

	2005	2004	2003	2004-2005 Change	2003-2004 Change
Cash provided by (used for) operating activities:
Net (loss) income from continuing operations, adjusted for non cash items	$37.2	$241.6	$(21.0)	$(204.4)	$262.6
Change in operating assets and liabilities, net of product lines and businesses sold and acquired	(53.8)	(23.7)	33.3	(30.1)	(57.0)
Cash provided by discontinued operations	30.9	36.9	21.9	(6.0)	15.0

Total cash provided by operating activities	$14.3	$254.8	$34.2	$(240.5)	$220.6

Cash used for investing activities for continuing operations	(185.2)	(283.1)	(120.2)	97.9	(162.9)
Cash provided by (used for) investing activities of discontinued operations	366.4	(9.8)	5.8	376.2	(15.6)

Total cash provided by (used for) investing activities	$181.2	$(292.9)	$(114.4)	$474.1	$(178.5)

Cash (used for) provided by financing activities from continuing operations	(63.9)	18.8	57.1	(82.7)	(38.3)
Cash (used for) provided by financing activities from discontinued operations	—	—	—	—	—

Total cash (used for) provided by financing activities	$(63.9)	$18.8	$57.1	$(82.7)	$(38.3)

Total	$131.6	$(19.3)	$(23.1)	$150.9	$3.8

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $53.8 million in 2005 as accounts receivable balances increased $63.0 million primarily due to an increase in days sales outstanding, based on annualized fourth quarter net revenues, from 55 days in 2004 to 61 days in 2005, and accounts payable, deferred revenue and accruals decreased by $54.4 million, which includes contributions to Teradyne’s U.S. Qualified Pension Plan of approximately $35.0 million. The uses of cash flow from changes in operating assets and liabilities were partially offset by a decrease of $70.5 million in inventory. Changes in operating assets and liabilities used cash of $23.7 million in 2004 primarily due to a decrease in accounts payable, deferred revenue and accrual balances of $37.5 million.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from the sale of businesses, proceeds from asset disposals, proceeds from the sale of product lines, cash paid for assets and purchases of capital assets. Capital expenditures were $113.5 million in 2005, $154.6 million in 2004 and $69.0 million in 2003. Capital expenditures decreased by $41.1 million in 2005 compared to 2004. Additions of internally constructed systems for use in marketing and engineering activities in the Semiconductor Test Systems segment accounted for approximately $20.2 million of the decrease in capital expenditures. Additions of internally constructed systems peaked in 2004, due to the introduction of the FLEX Test Platform. The remainder of the decrease was attributable to lower purchases of manufacturing and engineering equipment across Teradyne. Capital expenditures increased by $85.5 million in 2004 compared to 2003, due primarily to additions of internally constructed systems to support the introduction of the FLEX Test Platform, and to a lesser extent due to purchases of manufacturing and engineering equipment to support the increase in revenues in 2004 and continued investment in research and development. Investing activities of the discontinued operation provided $366.4 million of cash in 2005. In November of 2005, Teradyne sold Connection Systems to Amphenol Corporation for net proceeds of $382.7 million.

Financing activities include sales of Teradyne’s common stock, as well as repayments of debt. During 2005, 2004 and 2003, repayments of long-term debt used cash of $98.7 million, $11.5 million and $43.4 million, respectively, as Teradyne repurchased a portion of its outstanding Notes in the first and fourth quarters of 2005 and the third quarter of 2004, and prepaid its mortgage on its California properties in the third quarter of 2003. During 2005, 2004 and 2003, issuances of common stock under stock option and stock purchase plans generated $34.7 million, $30.3 million, and $100.5 million, respectively.

On October 24, 2001, Teradyne issued $400 million principal amount of the Notes in a private placement and received net proceeds of $389 million. The Notes are convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. Teradyne began making annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. The Notes are senior unsecured obligations of Teradyne that rank equally with Teradyne’s existing and future unsecured and unsubordinated indebtedness. In the event of a change in control by which Teradyne merges with or sells substantially all of its assets to a third party, the holders of the Notes may be able to require Teradyne to redeem some or all of the Notes either in discounted Teradyne common stock or in cash. On February 8, 2002, the Commission declared effective a Registration Statement on Form S-3 covering both the Notes and the shares of common stock into which they can be converted.

On or after October 18, 2004, Teradyne may redeem the Notes in whole or in part at the prices set forth below. The redemption price, expressed as a percentage of principal amount, is as follows for the designated periods:

Period	Redemption Price
Beginning on October 18, 2004 and ending on October 14, 2005	101.50%
Beginning on October 15, 2005 and ending on October 14, 2006	100.75%

Thereafter, Teradyne may redeem the Notes in whole or in part at a price equal to 100% of the principal amount. On August 18, 2004, the Board of Directors of Teradyne authorized management to repurchase up to $100 million of the outstanding Notes in open market purchases at negotiated prices below 101.50% of the principal amount. The Board subsequently amended its authorization on October 21, 2005 to authorize repurchases through open market purchases, privately negotiated transaction, auctions, by redemption pursuant to the terms of the governing indenture or other means as determined by Teradyne’s CEO or CFO, at prices below 100.75% of the principal amount. The $100 million authorization for repurchase was fully utilized by management during the third quarter of 2004 and the first and fourth quarters of 2005 to repurchase $8.5 million, $20.0 million and $71.5 million of the Notes, respectively. The decision to repurchase a portion of the Notes was based on the fair market value of the Notes being below the return Teradyne would earn on high grade investment securities. As a result of the repurchases, Teradyne’s interest payments for the Notes in 2006 are expected to be $11.3 million. On January 26, 2006, management was given further authorization by the Board of Directors to repurchase up to the full $300 million of the principal amount that remains outstanding under the Notes through open market purchases, privately negotiated transactions and auctions for a price not to exceed 100% of the principal amount plus any accrued but unpaid interest thereon. Pursuant to the new Board resolutions, on February 16, 2006, Teradyne repurchased $15 million of the Notes. As of February 22, 2006, $285 million of the principal amount of the Notes remain outstanding. There are a number of factors that will affect the timing of when and the amount of the Notes that management may elect to repurchase, including the price of the available Notes, Teradyne’s available cash and marketable securities, prevailing interest rates, and Teradyne’s anticipated liquidity needs.

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

Teradyne believes its cash, cash equivalents and marketable securities balance of $927.7 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Teradyne plans to contribute approximately $20.0 million in 2006 to Teradyne’s U.S. Qualified Pension Plan which is currently under-funded. Inflation has not had a significant long-term impact on earnings.

Retirement Plans

Teradyne’s pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non-U.S. subsidiaries and a Supplemental Executive Defined Benefit Plan, was approximately $15.7 million for the year ended December 31, 2005, which was 1.3% of Teradyne’s cost of revenue and operating expenses. The largest portion of Teradyne’s 2005 pension expense was $8.0 million for its U.S. Qualified Pension Plan including a curtailment charge of $1.7 million related to the sale of Connection Systems, which is calculated based upon a number of actuarial assumptions, including an expected return on plan assets for Teradyne’s U.S. Qualified Pension Plan assets of 7.5%. In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Teradyne also considered its historical 15-year compounded return of 8.30% for the period ending December 31, 2005, which has been in excess of the broad equity and bond benchmark indices. Based on these historical returns, Teradyne believes that 7.5% was an appropriate rate to use for fiscal 2005. Teradyne will continue to evaluate its expected return on plan assets at least annually, and will adjust these returns as necessary.

The current asset allocation for Teradyne’s U.S. Qualified Pension Plan is 48.4% invested in equity securities and 51.6% invested in fixed income securities, which is in accordance with the plan’s asset allocation requirements. Teradyne’s actual asset allocation as of December 31, 2005 was virtually identical to its asset allocation model. Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances the portfolio to ensure alignment with Teradyne’s targeted allocations.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2005, under the U.S. Qualified Pension Plan, Teradyne had cumulative gains of approximately $0.4 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index (formerly Salomon Brothers Pension Liability Index), which was at 5.55% at December 31, 2005, down from 5.68% at December 31, 2004. As a result, Teradyne selected 5.50% for its December 31, 2005 discount rate, which was down from 5.75% as of December 31, 2004. Each year Teradyne considers the Citigroup Pension Liability Index, along with other indices including the Moody’s AA rated corporate bond yield and the Citigroup 10+ Year AAA/AA rate. The duration of the portfolio of pension liabilities is approximately 16.5 years, which matches the duration of the Citigroup Pension Liability Index. Teradyne estimates that its pension expense for the U.S. Qualified Pension Plan will be approximately $5.2 million, $4.3 million and $3.2 million in fiscal 2006, 2007, and 2008, respectively. The pension expense estimates are based on a 5.5% discount rate. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in Teradyne’s pension plans.

Teradyne performed a sensitivity analysis, which expresses the estimated U.S. Qualified Pension Plan pension expense that would have resulted for the year ended December 31, 2005, if Teradyne changed either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	4.75%	5.75%	6.75%
	(in millions)
6.50%	$11.2	$8.2	$5.3
7.50%	9.3	6.3	3.4
8.50%	7.5	4.4	1.5

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. The value of Teradyne’s U.S. Qualified Pension Plan assets has increased from $165.9 million at December 31, 2004 to $208.2 million at December 31, 2005. Teradyne contributions and investment performance returns have decreased the deficit of Teradyne’s U.S. Qualified Pension Plan, net of benefit obligations, from $37.9 million at December 31, 2004 to $20.2 million at December 31, 2005. During 2005, Teradyne contributed $35 million to the U.S. Qualified Pension Plan. Teradyne plans to contribute approximately $20.0 million in 2006 to this plan.

Equity Compensation Plans

In addition to Teradyne’s 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation,” Teradyne maintains three equity compensation plans under which its equity securities are authorized for issuance to Teradyne’s employees, directors and/or consultants. The three plans are:

1991 Employee Stock Option Plan;

1997 Employee Stock Option Plan; and

1996 Non-Employee Director Stock Option Plan.

The purpose of these plans is to promote the interests of Teradyne by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of Teradyne. Except for the 1997 Employee Stock Option Plan, each of the foregoing plans was approved by Teradyne’s shareholders.

The following table presents information about these plans as of December 31, 2005 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under stock option compensation plans (excluding securities reflected in column(1))
Stock option plans approved by shareholders	4,357	$19.95	3,869
Stock option plans not approved by shareholders(1)	19,855	20.37	21,854

Total	24,212	$20.29	25,723

(1)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), Teradyne assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of Teradyne’s common stock based on an exchange ratio of 0.1733 shares of Teradyne’s common stock for each share of GenRad’s common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2005, there were outstanding options exercisable for an aggregate of 203 shares of Teradyne’s common stock pursuant to the GenRad Plans, with a weighted average exercise price of $70.30 per share.

1991 Employee Stock Option Plan (the “1991 Plan”)

Under the 1991 Plan, Teradyne is authorized to issue options which qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (“ISOs”) and non-qualified stock options (“NQOs”), up to a maximum of 30,000,000 shares of Teradyne’s common stock. ISOs may be granted only to employees of Teradyne and its subsidiaries and NQOs may be granted to employees, consultants and directors who are also employees of Teradyne. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant, and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 200,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted options to purchase, in the aggregate, more than 300,000 shares of common stock under the 1991 Plan during any fiscal year. Teradyne’s Compensation Committee administers the 1991 Plan and specifies at the time of grant of an option whether such option will be an ISO or NQO, the number of shares subject to the option, its exercise price and other pertinent terms, including vesting provisions. Generally, the term of each option may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee’s option may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1991 Plan expires in 2011.

The 1997 Employee Stock Option Plan (the “1997 Plan”)

Under the 1997 Plan, Teradyne is authorized to issue ISOs to employees of Teradyne and its subsidiaries, and NQOs, stock awards (including restricted stock and restricted stock units) and authorizations to purchase Teradyne’s common stock to employees, consultants or directors (provided that no options may be granted to non-employee directors) up to a maximum of 53,000,000 shares. ISOs must be granted at an exercise price of at least 100% of fair market value of the common stock on the date of grant and in the case of an employee owning more than 10% of the outstanding voting stock of Teradyne, the price per share must be at least 110% of the fair market value on the date of grant. No more than 400,000 NQOs may be granted at an exercise price less than fair market value. All other NQOs must be granted at an exercise price of at least 100% of fair market value on the date of grant. No employee may be granted an option to acquire more than 4,000,000 shares of common stock under the 1997 Plan during any fiscal year. Teradyne’s Compensation Committee administers the 1997 Plan and specifies at the time of grant of an award, the pertinent terms of such award, including, if such award is an option, whether such option will be an ISO or NQO, the number of shares subject to the award, its exercise price and vesting provisions. Generally, the term of each award may be for a period not exceeding ten years from the date of grant. Under certain circumstances, if an employee retires from Teradyne, such employee’s award may expire prior to expiration of its stated term if such employee is engaged by a competitor of Teradyne. The 1997 Plan expires in 2007.

Options granted prior to September 2001 under the 1991 and 1997 Plans vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted under the 1991 and 1997 Plans vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001 Teradyne made a one-time stock options grant to all employees under the 1991 and 1997 Plans that vests over two years and has a term of seven years. In December of 2005, Teradyne issued its first restricted stock unit awards to employees, which vest in equal installments over two years.

1996 Non-Employee Director Stock Option Plan (the “1996 Plan”)

Each non-employee director of Teradyne is entitled to participate in the 1996 Plan. Under the 1996 Plan, Teradyne is authorized to issue options to purchase up to a maximum of 1,600,000 shares of common stock. The 1996 Plan currently provides for the automatic grant (i) on the date of election, of an option to purchase 25,000 shares of Teradyne’s common stock to each non-employee director who becomes a member of the Board of Directors on or after January 1, 2004 (“Initial Grant”), (ii) on the first Monday in February in each year, beginning in 2004 and continuing throughout the Plan, of an option to purchase 15,000 shares of Teradyne’s common stock to each existing non-employee director (“Annual Grant”); and (iii) on the first Monday in February in each year, beginning in 2005 and continuing throughout the term of the 1996 Plan, of an option to purchase 30,000 shares of Teradyne’s common stock to the non-employee Chairman of the Board of Directors (“Chair”) in lieu of the Annual Grant (“Annual Chair Grant”). The 1996 Plan was amended on January 24, 2005 to increase the automatic grant to a non-employee Chair from 15,000 to 30,000 shares of Teradyne’s common stock. Options granted under the 1996 Plan must be NQOs, shall be granted at 100% of the fair market value of the common stock on the date of grant. Options granted under the 1996 Plan prior to January 2002 expire five years following the date of grant and options granted thereafter expire seven years following the date of grant. Options granted under the 1996 Plan prior to February 5, 2001 become exercisable at the rate of 25% per year and options granted on or after February 5, 2001 are immediately exercisable. Teradyne’s Compensation Committee administers the 1996 Plan. Generally, if an optionee ceases to be a director of Teradyne other than by reason of death, no further installments of his or her options become exercisable and the options terminate after three months. The 1996 Plan expires in 2006.

Related Party Transactions

In January of 2006, Paul Tufano, a member of Teradyne’s Board of Directors, became Executive Vice President and Chief Financial Officer of Solectron Corporation. In the ordinary course of business, Teradyne purchases printed circuit board assemblies from Solectron and sells in-circuit testers to Solectron. In the years ended December 31, 2005, 2004 and 2003, Teradyne purchased $153.1 million, $141.5 million and $41.3 million of printed circuit board assemblies from Solectron, respectively. Sales of in-circuit testers to Solectron for the years ended December 31, 2005, 2004 and 2003 were $5.7 million, $2.2 million and $2.3 million, respectively. As of December 31, 2005 and 2004, $7.2 million and $3.4 million, respectively, was included in accounts payable and $1.9 million and $0.5 million, respectively, was included in accounts receivable, representing amounts due to/from Solectron.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Teradyne adopted SFAS 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and will not restate prior periods for the adoption of SFAS 123R. Prior to 2006, Teradyne disclosed pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements. The implementation of SFAS 123R is expected to result in pre-tax expense of approximately $7.0 million in the first quarter of 2006, and approximately $28 million for the year ended December 31, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Teradyne implemented SFAS 151 beginning in the first quarter of 2006 and it did not have a material impact on its financial position or results of operations.

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

Exchange Rate Risk Management

Teradyne regularly enters into foreign currency forward contracts to hedge the value of our net monetary assets in the European Euro, Great Britain Pound, Japanese Yen and the Taiwan Dollar. These foreign currency forward contracts have maturities of less than one year. These contracts are used to reduce Teradyne’s risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. In addition, we periodically hedge anticipated cash flow transactions with foreign currency forward contracts. The gains and losses on these contracts are deferred and recognized in the same period as the hedged transaction is recognized in income. Teradyne does not engage in currency speculation.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2005 and 2004, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

Teradyne is exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities. Debt with interest rate risk includes the fixed rate convertible debt and mortgages.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Since the Notes were “out-of- the-money” at December 31, 2005, they were treated as a fixed rate debt security and the analysis assumes that the entire principal amount is repaid in full at maturity and the exercise of the embedded equity option is ignored. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from changes in interest rates is $1.3 million and $0.9 million as of December 31, 2005 and 2004, respectively.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc. (the “Company”):

We have completed integrated audits of Teradyne, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 10, 2006

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$340,699	$209,147
Marketable securities	354,042	75,431
Accounts receivable, less allowance for doubtful accounts of $4,926 and $5,026 in 2005 and 2004, respectively	232,462	169,709
Inventories
Parts	37,028	113,886
Assemblies in process	105,678	101,030

	142,706	214,916
Prepayments and other current assets	25,033	27,507
Current assets of discontinued operations (Note T)	—	109,116

Total current assets	1,094,942	805,826
Property, plant and equipment:
Land	36,996	46,671
Buildings and improvements	267,157	280,870
Machinery and equipment	735,526	778,040
Construction in progress	19,191	27,045

Total	1,058,870	1,132,626

Less: Accumulated depreciation	637,584	664,978

Net property, plant and equipment	421,286	467,648
Marketable securities	232,952	406,615
Goodwill	69,147	69,147
Intangible and other assets	41,405	46,433
Long-term assets of discontinued operations (Note T)	—	126,893

Total assets	$1,859,732	$1,922,562

LIABILITIES
Current liabilities:
Notes payable—banks	$2,547	$4,826
Current portion of long-term debt	300,282	321
Accounts payable	48,012	45,520
Accrued employees’ compensation and withholdings	81,670	105,808
Deferred revenue and customer advances	31,477	29,336
Other accrued liabilities	48,273	50,631
Accrued income taxes	3,234	11,216
Current liabilities of discontinued operations (Note T)	—	28,900

Total current liabilities	515,495	276,558
Pension liability	57,106	69,187
Long-term other accrued liabilities	42,646	43,342
Convertible senior notes	—	391,500
Other long-term debt	1,819	7,432
Long-term liabilities of discontinued operations (Note T)	—	979

Total liabilities	617,066	788,998

Commitments and contingencies (Note J)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 197,011 and 194,253 shares issued and outstanding at December 31, 2005 and 2004, respectively	24,626	24,282
Additional paid-in capital	1,221,990	1,164,741
Deferred compensation	(22,104)	—
Accumulated other comprehensive loss	(78,348)	(61,313)
Retained earnings	96,502	5,854

Total shareholders’ equity	1,242,666	1,133,564

Total liabilities and shareholders’ equity	$1,859,732	$1,922,562

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Net revenue:
Products	$861,616	$1,173,189	$758,713
Services	213,616	237,033	236,979

Total net revenue	1,075,232	1,410,222	995,692
Cost of revenues:
Cost of products	508,936	597,165	478,690
Cost of services	154,528	152,177	144,474

Gross profit	411,768	660,880	372,528
Operating expenses:
Engineering and development	223,015	249,966	244,235
Selling and administrative	252,807	254,406	237,972
Restructuring and other charges, net	17,644	1,211	43,703

Total operating expenses	493,466	505,583	525,910

(Loss) income from operations	(81,698)	155,297	(153,382)
Interest income	17,790	15,387	14,013
Interest expense	(16,229)	(18,752)	(20,883)
Other income and expense, net	—	2,536	(2,874)

(Loss) income from continuing operations before income taxes	(80,137)	154,468	(163,126)
(Benefit) provision for income taxes	(19,680)	21,849	6,881

(Loss) income from continuing operations	(60,457)	132,619	(170,007)

Income (loss) from discontinued operations (net of income tax provision of $1,320, $888 and $919 in 2005, 2004 and 2003, respectively; Note T)	14,152	32,618	(23,986)
Gain on disposal of discontinued operations (net of income tax provision of $30,979; Note T)	136,953	—	—

Net income (loss)	$90,648	$165,237	$(193,993)

Net (loss) income per common share from continuing operations:
Basic	$(0.31)	$0.68	$(0.91)

Diluted	$(0.31)	$0.67	$(0.91)

Net income (loss) per common share:
Basic	$0.46	$0.85	$(1.03)

Diluted	$0.46	$0.84	$(1.03)

Shares used in net income (loss) per common share—basic	196,283	194,048	187,845

Shares used in net income (loss) per common share—diluted	196,283	197,432	187,845

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2005, 2004 and 2003

	Shares		Common Stock Par Value	Additional Paid-in Capital	Deferred Compen- sation	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income (Loss)
	Issued	Reacquired
	(in thousands)
Balance, December 31, 2002	209,851	26,655	$26,231	$1,195,246	$—	$(557,057)	$(66,423)	$430,476	$1,028,473
Issuance of stock to employees under benefit plans	8,777		1,098	99,415					100,513
Comprehensive loss:
Net loss								(193,993)	(193,993)	$(193,993)
Foreign currency translation adjustment							663		663	663
Reclassification adjustment for gain on marketable securities included in net loss net of applicable tax of $0							(1,776)		(1,776)	(1,776)
Unrealized gains on investments, net of applicable tax of $0							2,340		2,340	2,340
Decrease in additional minimum pension liability, net of applicable tax of $0							13,350		13,350	13,350

Total comprehensive loss										$(179,416)

Balance, December 31, 2003	218,628	26,655	$27,329	$1,294,661	$—	$(557,057)	$(51,846)	$236,483	$949,570
Issuance of stock to employees under benefit plans	2,316		289	29,962					30,251
Return of escrowed shares		36				(2,027)			(2,027)
Conversion of treasury stock to unissued shares	(26,691)	(26,691)	(3,336)	(159,882)		559,084		(395,866)	—
Comprehensive income:
Net income								165,237	165,237	$165,237
Foreign currency translation adjustment							813		813	813
Reclassification adjustment for gain on marketable securities included in net income net of applicable tax of $0							(2,404)		(2,404)	(2,404)
Unrealized loss on cash flow hedge							(275)		(275)	(275)
Unrealized losses on investments, net of applicable tax of $0							(5,339)		(5,339)	(5,339)
Increase in additional minimum pension liability, net of applicable tax of $0							(2,262)		(2,262)	(2,262)

Total comprehensive income										$155,770

Balance, December 31, 2004	194,253	—	$24,282	$1,164,741	—	$—	$(61,313)	$5,854	$1,133,564
Issuance of stock to employees under benefit plan	2,758		344	57,249	(22,866)				34,727
Amortization of unearned compensation					762				762
Comprehensive income:
Net income								90,648	90,648	$90,648
Foreign currency translation adjustment							(1,218)		(1,218)	(1,218)
Unrealized loss on cash flow hedge							305		305	305
Unrealized losses on investments, net of applicable tax of $0							(5,111)		(5,111)	(5,111)
Increase in additional minimum pension liability, net of applicable tax of $1,712							(11,011)		(11,011)	(11,011)

Total comprehensive income										$73,613

Balance, December 31, 2005	197,011	—	$24,626	$1,221,990	$(22,104)	$—	$(78,348)	$96,502	$1,242,666

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$90,648	$165,237	$(193,993)
Less: Income (loss) from discontinued operations	14,152	32,618	(23,986)
Less: Gain on disposal of discontinued operations (Note T)	136,953	—	—

(Loss) income from continuing operations	(60,457)	132,619	(170,007)
Adjustments to reconcile (loss) income from continuing operations to net cash (used for) provided by operating activities:
Depreciation	85,270	94,403	111,432
Amortization	5,898	5,729	5,199
Impairment of long-lived assets	8,331	650	7,495
Gain on sale of land and building	(15,329)	—	—
(Gain) loss on sale of product lines	(4,068)	(1,362)	8,048
Deferred stock compensation	762	—	—
Provision for doubtful accounts	278	—	98
Provision for inventory obsolescence	49,285	9,699	15,012
Deferred income tax (credit) provision	(30,955)	(365)	(2,013)
Other non-cash items, net	(1,842)	260	3,693
Changes in operating assets and liabilities, net of businesses and product lines sold and acquired:
Accounts receivable	(63,031)	12,127	(53,551)
Inventories	70,477	(5,476)	52,759
Other assets	3,359	2,813	978
Accounts payable, deferred revenue and accruals	(54,366)	(37,491)	35,304
Accrued income taxes	(10,181)	4,362	(2,211)

Net cash (used for) provided by continuing operations	(16,569)	217,968	12,236
Net cash provided by discontinued operations	30,891	36,860	21,930

Net cash provided by operating activities	14,322	254,828	34,166

Cash flows from investing activities:
Investments in property, plant and equipment	(113,474)	(154,558)	(69,023)
Proceeds from asset disposals	34,014	—	16,544
Proceeds from sale of product lines	4,068	1,259	2,114
Maturities of held-to-maturity marketable securities	—	—	29,905
Purchases of available-for-sale marketable securities	(402,911)	(367,037)	(290,409)
Proceeds from sales and maturities of available-for-sale marketable securities	293,060	237,249	190,689

Net cash provided by (used for) continuing operations	(185,243)	(283,087)	(120,180)
Net cash provided by (used for) discontinued operations	366,418	(9,822)	5,815

Net cash provided by (used by) investing activities	181,175	(292,909)	(114,365)

Cash flows from financing activities:
Payments of long-term debt and notes payable	(98,672)	(11,467)	(43,391)
Issuance of common stock under stock option and stock purchase plans	34,727	30,251	100,513

Net cash (used for) provided by continuing operations	(63,945)	18,784	57,122
Net cash provided by discontinued operations	—	—	—

Net cash (used for) provided by financing activities	(63,945)	18,784	57,122

Increase (decrease) in cash and cash equivalents	131,552	(19,297)	(23,077)
Cash and cash equivalents at beginning of year	209,147	228,444	251,521

Cash and cash equivalents at end of year	$340,699	$209,147	$228,444

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,037	$16,658	$18,703
Income taxes paid	$17,748	$13,963	$7,124

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	THE COMPANY

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products include:

•	semiconductor test systems (“Semiconductor Test Systems”);
•	circuit-board test and inspection systems and Mil/Aero test instrumentation and systems (“Assembly Test Systems”);
•	automotive diagnostic and test systems (“Diagnostic Solutions”); and
•	voice and broadband access network test systems (“Broadband Test Systems”).

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of Teradyne’s segment reporting.

B.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

In November 2005, the company sold Teradyne Connection Systems, its interconnection systems product and services division. The results of operations of Connection Systems as well as balance sheet amounts pertaining to this business have been classified as discontinued operations in the consolidated financial statements (see “Note T: Discontinued Operations”).

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, doubtful accounts, income taxes, pensions, warranties, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

For equipment that includes software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

Teradyne’s products are generally subject to warranty and related costs of the warranty are provided for in cost of revenue when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of revenue. Service revenue is recognized over the contractual period or as the services are performed.

Teradyne does not provide its customers with contractual rights of return for any of its products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 97-2”). Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”) exists for such elements. In instances where VSOE does not exist for one or more of the undelivered elements of an arrangement, all revenue related to the arrangement is deferred until all elements have been delivered. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

order. As of December 31, 2005 and 2004, Teradyne had $24.3 million and $13.3 million in unbilled amounts on long-term contracts included in accounts receivable, respectively. These amounts will be billed on a milestone basis in accordance with contractual terms.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2005, 2004 and 2003 was $47.6 million, $43.4 million and $15.1 million, respectively.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $2.4 million, $3.1 million and $2.9 million in 2005, 2004 and 2003, respectively.

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2003	$10,817
Accruals for warranties issued during the period	15,444
Settlements made during the period	(13,814)

Balance at December 31, 2004	$12,447
Accruals for warranties issued during the period	12,627
Settlements made during the period	(14,578)

Balance at December 31, 2005	$10,496

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2003	$1,650
Deferral of new extended warranty revenue	3,793
Recognition of extended warranty deferred revenue	(1,353)

Balance at December 31, 2004	$4,090
Deferral of new extended warranty revenue	3,743
Recognition of extended warranty deferred revenue	(2,237)

Balance at December 31, 2005	$5,596

Employee Stock Compensation Plans and Employee Stock Purchase Plan

Teradyne accounts for its stock compensation plans and employee stock purchase plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). Teradyne’s employee stock purchase plan is a non-compensatory plan. Teradyne’s equity incentive plans are accounted for using the intrinsic value method under the provisions of APB 25. Accordingly, there has been $0.8 million of expense in 2005 related to restricted stock units.

Teradyne makes pro forma footnote disclosures as though the fair value method was followed under Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting For Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure” (“SFAS 148”).

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Teradyne implemented the expense recognition provisions of the Financial Accounting Standards Board’s new standard, SFAS No. 123R (revised 2004), “Share Based Payment” (“SFAS 123R”), beginning with the first quarter of its 2006 fiscal year that began on January 1, 2006. Had compensation for Teradyne’s stock based compensation plans been accounted for at fair value the amounts reported in the Statement of Operations for the years 2005, 2004 and 2003 would have been:

	2005	2004	2003
	(in millions, except per share amounts)
(Loss) income from continuing operations as reported	$(60.5)	$132.6	$(170.0)
Add: Stock-based compensation included in (loss) income	0.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included )	(90.3)	(82.7)	(76.8)

Pro forma (loss) income from continuing operations	$(150.0)	$49.9	$(246.8)
(Loss) income from continuing operations per common share—basic as reported	$(0.31)	$0.68	$(0.91)
(Loss) income from continuing operations per common share—diluted as reported	$(0.31)	$0.67	$(0.91)
(Loss) income from continuing operations per common share—basic pro forma	$(0.76)	$0.26	$(1.31)
(Loss) income from continuing operations per common share—diluted pro forma	$(0.76)	$0.25	$(1.31)
Net income (loss) as reported	$90.6	$165.2	$(194.0)
Add: Stock-based compensation included in (loss) income	0.8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included )	(99.7)	(91.8)	(85.1)

Pro forma net income (loss)	$(8.3)	$73.4	$(279.1)
Net income (loss) per common share—basic as reported	$0.46	$0.85	$(1.03)
Net income (loss) per common share—diluted as reported	$0.46	$0.84	$(1.03)
Net income (loss) per common share—basic pro forma	$(0.04)	$0.38	$(1.49)
Net income (loss) per common share—diluted pro forma	$(0.04)	$0.37	$(1.49)

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. As a result of the vesting acceleration, options to purchase approximately 7.6 million shares became exercisable immediately and Teradyne reduced the compensation expense it otherwise would have been required to record under SFAS 123R by approximately $48.6 million on a pre-tax basis over fiscal years 2006, 2007 and 2008.

The weighted average grant fair value for options granted during 2005, 2004 and 2003 was $6.86, $14.30 and $6.47 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Expected life (years)	4.4	4.5	4.4
Interest rate	3.9%	3.1%	2.5%
Volatility	53.4%	65.5%	68.2%
Dividend yield	0.0%	0.0%	0.0%

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

The weighted-average fair value of employee stock purchase rights granted in the first six months of 2005, the last six months of 2005, 2004 and 2003 was $3.08, $3.13, $5.52 and $6.07, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003, respectively:

	2005	2004	2003
Expected life (years)	0.5	1.0	1.0
Interest rate	3.9%	1.3%	1.3%
Volatility	36.7%	43.0%	48.0%
Dividend yield	0.0%	0.0%	0.0%

Investments in Other Companies

Teradyne holds minority interests in public and private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne’s proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2005 and 2004, these investments have a carrying value of zero.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S.

Translation of Non-U.S. Currencies

Assets and liabilities of non-U.S. subsidiaries except for Diagnostic Solutions, which are denominated in currencies other than the U.S. dollar, are remeasured into U.S. dollars at rates of exchange in effect at the end of the fiscal year except nonmonetary assets and liabilities which are remeasured using historical exchange rates. The functional currency for non-U.S. subsidiaries is the U.S. dollar except for Diagnostic Solutions. Diagnostic Solutions local currency is its functional currency. Revenue and expense amounts are remeasured using an average of exchange rates in effect during the year, except those amounts related to nonmonetary assets and liabilities, which are remeasured at historical exchange rates. Net realized gains and losses resulting from currency remeasurement are included in operations and were immaterial for years ended December 31, 2005, 2004 and 2003.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Except where the result would be antidilutive

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

to income before continuing operations, diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus common stock equivalents, if applicable.

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

Common Stock

Effective July 1, 2004, the Massachusetts Business Corporation Act was revised to eliminate the use of treasury shares by Massachusetts corporations. As a result, all of Teradyne’s treasury shares were automatically converted to unissued shares on July 1, 2004. In 2005, Teradyne determined that the retirement originally recorded as a reduction in paid in capital was more appropriately classified as a reduction in retained earnings. Teradyne has reclassified the related amount as such in the statement of stockholders’ equity.

C.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Teradyne adopted SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and will not restate prior periods for the adoption of SFAS 123R. Currently, Teradyne discloses pro forma net (loss) income and related pro forma net (loss) income per share in accordance with SFAS 123 and SFAS 148. Under SFAS 123R, equity-based compensation expense is required to be recognized in companies’ financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. Teradyne implemented SFAS 151 beginning in the first quarter of 2006 and it did not have a material impact on its financial position or results of operations.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.	RISKS AND UNCERTAINTIES

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to: the sale of Connection Systems and its effect on future results of operations or financial condition; competition, including new product introductions from Teradyne’s competitors and competitive pricing pressures; the current and anticipated market for electronics; risks of significant fluctuations in operating results; risks of operating internationally; failure to develop new technologies and customers’ failure to accept new products; risks associated with Teradyne’s suppliers’ failure to meet Teradyne’s product or delivery requirements; Teradyne’s ability to address a rapid increase in customer demand; risks associated with Teradyne’s significant guarantees and indemnification obligations; risks associated with any measure Teradyne has taken to ensure that it is prepared to address slowdowns in the market; the implementation of SFAS 123R and its effect on Teradyne’s operating results; risks associated with obligations and potential liabilities under environmental laws and regulations; material litigation; failure to adequately protect Teradyne’s intellectual property rights; risks associated with an inability to attract and retain key employees; slowdowns in economies worldwide; current geopolitical turmoil and the continuing threat of domestic and international terrorist attacks; and anti-take over provisions in Teradyne’s charter and by-laws and under Massachusetts law.

E.	DIVESTITURE

Teradyne sold its Connection Systems business to Amphenol Corporation in 2005, and reclassified the financial information for that segment to discontinued operations for all periods presented (see “Note T: Discontinued Operations”).

F.	FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 2005 or 2004. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the years ended December 31, 2005, 2004, and 2003, Teradyne recorded realized gains of $0.5 million, $0.7 million, and $3.2 million, respectively, on the sale of its investments. For the years ended December 31, 2005, 2004, and 2003, Teradyne recorded realized losses of $0.8 million, $0.1 million, and $0.1 million, respectively, on the sale of its investments. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

Short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2005 and 2004 these investments are reported as follows:

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2005
Short-term marketable securities:
U.S. Treasury and government agency securities	$54,307	$86	$(222)	$54,171	$38,000
Corporate debt securities	297,840	2,175	(144)	299,871	87,204

	$352,147	$2,261	$(366)	$354,042	125,204

Long-term marketable securities:
U.S. Treasury and government agency securities	$76,422	$32	$(1,563)	$74,891	$69,856
Corporate debt securities	160,326	141	(2,406)	158,061	132,128

	$236,748	$173	$(3,969)	$232,952	$201,984

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2004
Short-term marketable securities:
U.S. Treasury and government agency securities	$22,218	$16	$(95)	$22,139	$20,589
Corporate debt securities	53,369	140	(217)	53,292	40,805

	$75,587	$156	$(312)	$75,431	$61,394

Long-term marketable securities:
U.S. Treasury and government agency securities	$152,200	$401	(1,094)	$151,507	$110,189
Corporate debt securities	256,112	986	(1,990)	255,108	194,245

	$408,312	$1,387	$(3,084)	$406,615	$304,434

Other

As of December 31, 2005, the estimated fair value of Teradyne’s convertible notes was approximately $297.0 million compared to the carrying value of $300.0 million. As of December 31, 2004, the estimated fair value of Teradyne’s convertible notes was approximately $395.3 million compared to the carrying value of $391.5 million. The estimated fair value of the convertible notes is based on the quoted market prices of the convertible notes on December 31, 2005 and 2004.

Fair values for Teradyne’s non-convertible debt were determined based on interest rates that are currently available to Teradyne for the issuance of debt with similar terms and remaining maturities for debt issues and approximate carrying values.

For all other balance sheet financial instruments, the carrying amount approximates fair value.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

Derivatives

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

To minimize the effect of exchange rate fluctuations associated with the future cash flows of revenue contracts denominated in a foreign currency, Teradyne enters into foreign currency forward contracts. These foreign currency forward contracts are designated as cash flow hedges and are carried on Teradyne’s balance sheet at fair value with the effective portion of the contracts’ gains or losses included in accumulated other comprehensive income (loss) and subsequently recognized in earnings in the same period the hedged transaction occurs. These forward contracts generally expire within 24 months.

At December 31, 2005 and 2004, Teradyne had the following forward currency contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	December 31, 2005			December 31, 2004
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$19.1	$19.1	$—	$16.5	$16.5
Taiwan Dollar	—	5.4	5.4	—	—	—
British Pound Sterling	(9.2)	8.5	(0.7)	(11.7)	11.0	(0.7)
European Euro	(4.4)	4.2	(0.2)	(1.2)	17.2	16.0

Total	$(13.6)	$37.2	$23.6	$(12.9)	$44.7	$31.8

The fair value of the outstanding contracts at December 31, 2005 and 2004 was not material. Teradyne recorded net realized losses related to foreign currency forward contracts hedging net monetary positions in 2005 and 2004 of $0.5 million and $1.9 million, respectively. Teradyne recorded net realized gains related to forward contracts hedging net monetary positions of $1.7 million in 2003. Both the contract gains and losses on the items being hedged are included in selling and administrative expenses.

During fiscal 2003, there were no cash flow designated hedges. During 2005 there were no gains or losses from cash flow hedges. During 2004 there were losses of $0.1 million on cash flow hedges due to ineffectiveness which was included in selling and administrative expense.

Derivative gains and losses included in accumulated other comprehensive loss are reclassified into earnings when the forecasted transaction occurs. During fiscal 2005, $0.2 million of losses were reclassified to revenue. No cash flow hedges were derecognized or discontinued during fiscal 2005.

At December 31, 2003, Teradyne held warrants to purchase 0.3 million shares of common stock of LogicVision, Inc., a public technology company, at an exercise price of $4.86 per share. During 2004, the

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

warrants expired. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” Teradyne recorded a loss of $0.4 million and a gain of $0.1 million in other income and expense for the changes in fair value of the warrants for the years ended December 31, 2004 and 2003, respectively.

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

G.	DEBT

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004
	(in thousands)
Convertible senior notes	$300,000	$391,500
Mortgage notes payable	—	5,040
Other long-term debt	2,101	2,713

Total	302,101	399,253
Less current maturities	300,282	321

	$1,819	$398,932

The total maturities of long-term debt for the succeeding five years and thereafter are: 2006—$300.3 million; 2007—$0.3 million; 2008—$0.3 million; 2009—$0.3 million; 2010- $0.3 million and $0.6 million thereafter.

Convertible Senior Notes

In 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due 2006 (the “Notes”) in a private placement and received net proceeds of $389 million. The Notes were convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	DEBT—(Continued)

satisfaction of certain conditions, instead of paying the repurchase price in cash, it may pay the repurchase price in common stock valued at 95% of the average of the closing prices of common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date. During 2004 and the first quarter of 2005, Teradyne repurchased $8.5 million and $20.0 million, respectively, of the outstanding principal amount of the Notes pursuant to the August 18, 2004 Board of Directors authorization given to management to repurchase up to $100 million of the outstanding Notes in open market purchases at negotiated prices below 101.50% of the principal amount. During the fourth quarter of 2005, Teradyne repurchased $71.5 million of the Notes through several privately negotiated transactions, at a weighted average price of 99.11% of the principal amount of the Notes. These repurchases were made pursuant to the Board of Directors’ authorization given to management on August 18, 2004 and as amended on October 21, 2005, and represent the remaining amount authorized for repurchase. Teradyne incurred no gain or loss during the year ended December 31, 2005 as a result of these transactions. As of December 31, 2005, $300 million of the Notes remain outstanding.

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

In 1983, Teradyne obtained a loan of $4.5 million from the Boston Redevelopment Authority in the form of a 3% mortgage loan maturing March 31, 2013. This loan was collateralized by Teradyne’s property in Boston, Massachusetts, which may, at Teradyne’s option, become subordinated to another mortgage up to a maximum of $5.0 million. Interest for the first 4 1/2 years of the loan was capitalized up to a principal amount of $5.0 million. Since September 30, 1987, Teradyne had been making semi-annual interest payments. This debt was paid in its entirety during 2005.

Notes Payable- Banks

The outstanding notes payable balance as of December 31, 2005 and 2004 was $2.5 million and $4.8 million, respectively. The weighted average interest rates on notes payable outstanding in Japan as of December 31, 2005 and 2004 was 1.4%.

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2005 and 2004, the accumulated other comprehensive loss balances were:

	2005	2004
	(in thousands)
Minimum pension liability	$(71,559)	$(60,548)
Unrealized loss on investments	(6,982)	(1,871)
Foreign currency translation adjustments	163	1,381
Unrealized loss on cash flow hedge	30	(275)

Total accumulated other comprehensive loss	$(78,348)	$(61,313)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheets:

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$10,712	$8,481	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,478	2,301	4.6 years
Tradenames and trademarks	3,800	1,979	1,821	8.0 years

Total intangible assets	$27,772	$15,169	$12,603	7.2 years

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$8,145	$11,048	7.5 years
Service and software maintenance contracts and customer relationships	4,779	1,877	2,902	4.6 years
Tradenames and trademarks	3,800	1,504	2,296	8.0 years

Total intangible assets	$27,772	$11,526	$16,246	7.2 years

During 2003, Assembly Test Systems sold its manufacturing software product line and manual x-ray inspection and rework product line for total cash proceeds of $2.1 million. These transactions resulted in a loss of $6.2 million, which has been recorded in restructuring and other charges. Included in the $6.2 million loss is an intangible asset impairment charge of $3.7 million. Also during 2003, Assembly Test Systems recorded an intangible asset impairment charge of $2.6 million as a result of the discontinuance of manufacturing, distributing and primary support of one of the automated x-ray inspection products. Both charges were recorded in Restructuring and Other Charges in the consolidated Statement of Operations.

Aggregate amortization expense for the years ended December 31, 2005, 2004 and 2003 was $3.6 million, $3.6 million and $4.4 million, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2006	$3,643
2007	3,529
2008	2,962
2009	2,469
2010	—

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	GOODWILL AND INTANGIBLE ASSETS—(Continued)

Goodwill

Teradyne has identified goodwill in its Assembly Test Systems reportable segment with a carrying amount of $69.1 million at December 31, 2005 and 2004.

SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. Teradyne’s annual impairment test is performed in the fourth quarter of each fiscal year. Teradyne tested the Assembly Test Systems reporting unit for impairment during its annual test and concluded that there was no impairment of goodwill as of December 31, 2005, 2004 and 2003.

J.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for the years ended December 31, 2005, 2004 and 2003 was $23.6 million, $24.2 million and $26.1 million, respectively.

Teradyne leases portions of its office and operating facilities under various operating lease arrangements. The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments*
(in thousands)
2006	$14,912
2007	13,478
2008	8,330
2009	7,172
2010	5,672
Beyond 2010	8,516

Total	$58,080

*	Minimum payments have not been reduced by minimum sublease income of $7.1 million due in the future under non-cancelable subleases.

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	COMMITMENTS AND CONTINGENCIES—(Continued)

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

On April 30, 2004, Hampshire Equity Partners II, LP (“HEP”) filed a complaint against Teradyne and Connection Systems, a former division of Teradyne, in the United States District Court of the Southern District of New York, relating to a February 21, 2001 investment of $55 million in Connector Service Corporation (aka AMAX Plating, Inc.) (“CSC”) by HEP, a supplier to Connection Systems at the time. After CSC filed for bankruptcy protection on or about September 24, 2003, HEP brought suit against Teradyne and Connection Systems, asserting fraud and negligence based claims, and a claim for intentional interference with economic opportunity. In the complaint, HEP alleged that it relied on statements that a Connection Systems representative made to HEP’s agent during due diligence in its decision to invest in CSC. HEP sought to hold Teradyne and Connection Systems responsible for its decision to invest in CSC, the losses that it suffered upon the bankruptcy of CSC and damages for an unstated amount of not less than $55 million. On or about April 7, 2005, the District Court entered an order allowing Teradyne’s motion to dismiss in full and denied HEP leave to amend and re-file its complaint. On May 6, 2005, HEP filed a notice of appeal from the District Court’s order to dismiss. On December 20, 2005, the Court of Appeals ruled in Teradyne’s favor by denying HEP’s appeal and affirming the District Court’s decision to dismiss all claims in the litigation with prejudice.

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

Guarantees and Indemnification Obligations

Teradyne provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, Teradyne has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two former executive officers of Teradyne are named defendants in a securities case pending in the U.S. Court of Appeals for the Ninth Circuit. Each of these former executive officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by Teradyne’s director and officer liability insurance provider.

Teradyne enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require Teradyne to defend and/or indemnify the other party

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	COMMITMENTS AND CONTINGENCIES—(Continued)

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

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2005 and 2004, Teradyne had a product warranty accrual of $10.5 million and $12.4 million, respectively in other accrued liabilities and revenue deferrals related to extended warranties of $5.6 million and $4.1 million, respectively in deferred revenue.

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

Based on historical experience and information known as of December 31, 2005, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2005 because the amount would be immaterial.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) from continuing operations and net income (loss) per common share:

	2005	2004	2003
	(in thousands, except per share amounts)
Net (loss) income from continuing operations	$(60,457)	$132,619	$(170,007)
Income (loss) from discontinued operations	14,152	32,618	(23,986)
Gain on disposal of discontinued operations, net	136,953	—	—

Net income (loss)	90,648	165,237	(193,993)
Shares used (loss) income from continuing operations per common share—basic	196,283	194,048	187,845
Employee and director stock options	—	3,273	—
Employee stock purchase rights	—	111	—

Dilutive potential common shares	—	3,384	—

Shares used in (loss) income from continuing operations per common share—diluted	196,283	197,432	187,845

Net (loss) income per common share—basic
Continuing Operations	$(0.31)	$0.68	$(0.91)
Discontinued Operations	0.77	0.17	(0.12)

	$0.46	$0.85	$(1.03)

Net (loss) income per common share—diluted
Continuing Operations	$(0.31)	$0.67	$(0.91)
Discontinued Operations	0.77	0.17	(0.12)

	$0.46	$0.84	$(1.03)

The computation of diluted net income for the year ended December 31, 2004 excludes the potential exercise of options to purchase approximately 21.8 million shares, because the option price was greater than the average market price of the common shares, and the equivalent shares related to the Notes outstanding, as the effect of both would have been anti-dilutive. All options, restricted stock units and equivalent shares related to the Notes outstanding in 2005 and 2003 were excluded from the calculation of diluted net loss per share because the effect would have been antidilutive. As of December 31, 2005 and 2003, there were 23.0 million and 29.9 million options outstanding, respectively. As of December 31, 2005, 2004 and 2003, there were 11.5 million, 15.1 million, and 15.4 million equivalent shares related to the Notes outstanding, respectively.

L.	RESTRUCTURING AND OTHER CHARGES

In response to a downturn in the industry, Teradyne initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, and in 2005. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in accrued employee compensation and withholdings. The remaining accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $5.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER CHARGES—(Continued)

income of $10.7 million as of December 31, 2005. Teradyne has subleased approximately 48% of its unoccupied space as of December 31, 2005 and is actively attempting to sublease the remaining space.

2005 Activities

	Severance and Benefits	Gain on Sale of Land and Buildings	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
	(in thousands)
2005 provision (gain)	$21,254	$(15,329)	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	(11,439)	15,329	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	$9,815	$—	$—	$1,730	$529	$12,074

During the year ended December 31, 2005, Teradyne recorded the following activity related to the 2005 restructuring activities:

•	$21.3 million for severance and related benefits for 526 people terminated across all segments.
•	$15.3 million in gains, including $13.2 million in Semiconductor Test Systems for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in N. Reading, MA.
•	$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in N. Reading, MA, at Corporate which was subsequently sold.
•	$2.3 million charge related to the exit of an Assembly Test Systems facility in Poway, CA.
•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in the Semiconductor Test Systems segment.

2004 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Total
	(in thousands)
2004 provision	$3,296	$650	$448	$4,394
Cash payments	(1,584)	—	(21)	(1,605)
Asset write-downs	—	(650)	—	(650)

Balance at December 31, 2004	1,712	$—	$427	$2,139

2005 provision	—	—	308	308
Cash payments	(1,611)	—	(79)	(1,690)

Balance at December 31, 2005	$101	$—	$656	$757

During the year ended December 31, 2004 and subsequently, Teradyne recorded the following activity related to the 2004 restructuring activities:

•	$3.3 million for severance and related benefits for 140 people terminated across all segments and in all functional areas.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER CHARGES—(Continued)

•	$0.7 million for long-lived assets impaired in an Assembly Test Systems facility in Westford, MA as a result of exiting the facility.
•	$0.4 million in 2004 and an additional $0.3 million in 2005 related to the lease obligations of a vacated Assembly Test Systems facility in Westford, MA.

2003 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Loss on Sale of Product Lines	Total
	(in thousands)
2003 provision	$18,445	$7,495	$9,239	$35,179
Cash (payments) receipts	(11,473)	—	1,215	(10,258)
Asset write-downs	—	(7,495)	(10,454)	(17,949)

Balance at December 31, 2003	6,972	—	—	6,972

2004 reversal	(1,705)	—	(1,875)	(3,580)
Cash (payments) receipts	(4,900)	—	2,755	(2,145)
Asset write-downs	—	—	(880)	(880)

Balance at December 31, 2004	367	—	—	367

2005 reversal	—	—	(4,068)	(4,068)
Cash (payments) receipts	(167)	—	4,068	3,901

Balance at December 31, 2005	$200	$—	$—	$200

During the year ended December 31, 2003 and subsequently, Teradyne recorded the following related to the 2003 restructuring activities:

•	$18.4 million charge in 2003 for severance and related benefits for 605 people terminated across all segments and in all functional areas, and a reversal of $1.7 million in 2004.
•	$9.2 million of charges related to product line divestures in Assembly Test System in 2003, $1.0 million in reversals in 2004 from earnout payments received from the product line divestitures, and $4.1 million in reversals in 2005 from earnout payments received from divestitures.
•	$7.5 million of long-lived asset impairment charges consisting of $4.0 million in Assembly Test Systems primarily related to the impairment of manufacturing equipment and $3.5 million in Semiconductor Test Systems related to a reduction in the fair value of properties held for sale in Agoura Hills, CA.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER CHARGES—(Continued)

Pre-2003 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2002	$25,240	$7,272	$32,512

2003 provision (reversal)	9,149	(625)	8,524
Cash payments	(7,114)	(6,647)	(13,761)

Balance at December 31, 2003	27,275	—	27,275

2004 provision	397	—	397
Cash payments	(7,448)	—	(7,448)

Balance at December 31, 2004	20,224	—	20,224

2005 reversal	625	—	625
Cash payments	(6,174)	—	(6,174)

Balance at December 31, 2005	$14,675	$—	$14,675

During the year ended December 31, 2003 and subsequently, Teradyne recorded the following related to restructuring activities initiated prior to 2003:

•	$9.1 million charge related to changes in estimates of sublease income in Assembly Test Systems in 2003.
•	$0.6 million reversal of severance and related benefits.

M.	OTHER INCOME AND EXPENSE, NET

Other income and expense, net for the years ended December 31, 2005, 2004 and 2003 includes the following:

Income/(expense)	2005	2004	2003
	(in thousands)
Gain on sale of investment (1)	$—	$2,584	$2,800
Collection of loan (2)	—	585	—
Other than temporary impairment of common stock investment	—	(267)	—
Fair value adjustment on warrants	—	(366)	138
Mortgage prepayment penalty (3)	—	—	(3,220)
Other than temporary impairment of investment	—	—	(2,592)

Total	$—	$2,536	$(2,874)

(1)	Gain on sale of an investment in common stock.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.
(3)	Penalties related to prepayment of a $42.3 million mortgage loan collateralized against certain California real estate properties, which was to mature on January 1, 2007.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plan assets and obligations are shown below:

	2005	2004
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$266,695	$244,101
Service cost	7,196	6,581
Interest cost	14,937	13,883
Actuarial loss	26,653	7,148
Benefits paid	(9,794)	(7,812)
Plan amendment	—	300
Curtailment	(1,350)	—
Other	3,903	—
Non U.S. currency movement	(4,171)	2,494

End of year	304,069	266,695
Change in plan assets:
Fair value of plan assets:
Beginning of year	179,219	131,767
Company contributions	40,091	38,820
Plan participants’ contributions	62	65
Actual return	15,963	15,742
Benefits paid	(9,794)	(7,812)
Special termination benefits	591	—
Other	450	—
Non U.S. currency movement	(1,485)	637

End of year	225,097	179,219

Funded status	(78,972)	(87,476)
Unrecognized prior service cost	5,868	5,845
Unrecognized net transition obligation	(3)	81
Unrecognized net actuarial loss	100,360	85,225

Net amount recognized	$27,253	$3,675

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in the statement of financial position as of December 31:

	2005	2004
	(in thousands)
Accrued pension liability	$(57,106)	$(69,187)
Intangible asset	5,868	5,382
Accumulated other comprehensive loss	78,491	67,480

Net amount recognized	$27,253	$3,675

The accumulated benefit obligation for all defined pension plans was $278.9 million and $245.2 million at December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2005	2004
	(in millions)
Projected benefit obligation	$304.1	$266.7
Accumulated benefit obligation	$278.9	$245.2
Fair value of plan assets	$225.1	$179.2

Expense

For the years ended December 31, 2005, 2004 and 2003, Teradyne’s net pension benefit costs were comprised of:

	2005	2004	2003
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$7,196	$6,581	$6,687
Interest cost	14,937	13,883	13,835
Expected return on plan assets	(14,789)	(12,959)	(11,061)
Amortization of unrecognized:
Net transition obligation	130	86	110
Prior service cost	1,061	879	859
Net loss	4,989	3,293	3,739
Curtailment cost	2,154	—	—

Total expense	$15,678	$11,763	$14,169

Additional Information

	2005	2004
	(in millions)
Increase in minimum pension liability included in other comprehensive income	$11.1	$2.3

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Weighted Average Assumptions to Determine Net Periodic Benefit Cost

	United States Plan			Foreign Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.75%	6.0%	6.0%	4.4%	5.0%	5.2%
Expected return on plan assets	7.5	8.0	8.0	4.4	4.9	5.0
Salary progression rate	4.0	4.0	5.0	3.3	3.2	3.3

Weighted Average Assumptions to Determine Benefit Obligations

	United States Plan			Foreign Plans
	2005	2004	2003	2005	2004	2003
Discount rate	5.5%	5.75%	6.0%	4.1%	4.4%	5.0%
Salary progression rate	4.0	4.0	4.0	3.4	2.8	3.2

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of historical markets and long-term historical relationships between equities and fixed-income. Current market factors such as inflation and interest rates were evaluated before long-term capital market assumptions were determined. The long-term portfolio return was established with proper consideration of asset diversification and rebalancing. Peer data and historical returns were reviewed to check for reasonableness and appropriateness. Teradyne also considered its historical 15-year compounded return of 8.30% for the period ending December 31, 2005, which has been in excess of the broad equity and bond benchmark indices. Based on these historical returns, Teradyne believes that 7.5% was an appropriate rate to use for fiscal 2005 for the U.S. Qualified Pension Plan.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2005, in the U.S. Qualified Pension Plan, Teradyne had cumulative gains of approximately $0.4 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations under the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index (formerly Salomon Brothers Pension Liability Index), which was at 5.55% at December 31, 2005, down from 5.68% at December 31, 2004. As a result, Teradyne selected 5.5% for its December 31, 2005 discount rate. Each year Teradyne considers the Citigroup Pension Liability Index, along with other indices including the Moody’s AA rated corporate bond yield and the Citigroup 10+ Year AAA/AA rate.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Plan Assets

Teradyne’s weighted average asset allocation at December 31, 2005 and 2004, by asset category is as follows:

	United States Plan		Foreign Plans
	2005	2004	2005	2004
Equity Securities	48.4%	48.1%	72.9%	72.4%
Debt Securities	51.6	51.9	10.6	14.0
Other	—	—	16.5	13.6

Total	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and index for each asset category for the U.S. Qualified Pension Plan, per policy, for the portfolio is as follows:

Asset Category:	Policy Index:	Target
Equity (Large cap)	S&P 500 Stock Index	22%
Equity (Small cap)	Russell 2000 Index	10
International Equity	MSCI EAFE Index (Net Dividends) and MSCI Emerging Markets Free Index	15
Passive Fixed Income	Lehman Aggregate Bond Index	33
High-Yield Fixed Income	Lehman Brothers High Yield Bond Index	10
Real Assets	Real Asset Custom Index	10

Teradyne’s U.S. Qualified Pension Plan asset allocation as of December 31, 2005 was 48.4% invested in equity securities and 51.6% invested in fixed income securities. Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances Teradyne’s portfolio to ensure alignment to the targeted allocation.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2005, 2004 and 2003, Teradyne contributed $40.1 million, $38.8 million and $11.9 million to the plans, respectively. Teradyne plans to contribute approximately $30.0 million in 2006 to these plans.

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

	United States	Foreign
	(in thousands)
2006	$9,005	$1,127
2007	9,556	764
2008	10,422	837
2009	11,085	1,088
2010	12,062	1,173
2011-2015	78,494	6,371

Post-Retirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death, and medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the post retirement assets and obligations are shown below:

	2005	2004
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$34,402	$34,406
Service cost	500	1,293
Interest cost	1,684	2,008
Curtailment	(1,709)	—
Actuarial (gain) loss	(610)	5,079
Benefits paid	(2,939)	(3,131)
Plan amendment	—	(5,253)

End of year	$31,328	$34,402
Change in plan assets:
Fair value of plan assets:
Beginning of year	$—	$—
Company contributions	2,939	3,131
Benefits paid	(2,939)	(3,131)

End of year	$—	$—

Funded status	$(31,328)	$(34,402)
Unrecognized prior service cost	(2,698)	(3,808)
Unrecognized net actuarial loss	12,327	15,551

Net amount recognized	$(21,699)	$(22,659)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in long-term other accrued liabilities in the statement of financial position as of December 31:

	2005	2004
	(in thousands)
Accrued post retirement benefit costs	$(21,699)	$(22,659)

Expense

For the years ended December 31, 2005, 2004 and 2003, Teradyne’s net post retirement benefit costs were comprised of:

	2005	2004	2003
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$500	$1,293	$1,112
Interest cost	1,684	2,008	1,858
Amortization of unrecognized:
Net transition obligation	—	239	288
Prior service cost	(288)	(101)	(73)
Net loss	905	539	373
Curtailment cost	(822)	—	—

Total expense	$1,979	$3,978	$3,558

Weighted Average Assumptions to Determine Net Periodic Benefit Cost

	2005	2004	2003
Discount rate	5.75%	6.0%	6.0%
Initial medical trend	10.0	9.0	9.0
Ultimate medical trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2010	2008	2007

Weighted Average Assumptions to Determine Benefit Obligation

	2005	2004	2003
Discount rate	5.5%	5.75%	6.0%
Initial medical trend	10.0	10.0	9.0
Ultimate medical trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2011	2010	2008

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2005 would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$559	$(483)
Effect on postretirement benefit obligations	$4,229	$(3,791)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

Benefits
(in thousands)
2006	$2,890
2007	2,822
2008	2,806
2009	2,697
2010	2,586
2011-2015	11,852

O.	STOCK BASED COMPENSATION

Stock Compensation Plans

Under its stock compensation plans Teradyne grants options to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted to employees vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vested over two years and has a term of seven years. Options granted to non-employee directors prior to February 5, 2001 vest in equal installments over four years and have a maximum term of five years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years. In December of 2005, Teradyne issued its first restricted stock unit award to employees which vest equally over two years. The weighted-average grant-date fair value of the restricted stock units was $15.58.

Stock compensation plan activity for the years 2005, 2004 and 2003 follows:

	2005	2004	2003
	(in thousands)
Restricted Stock Units:
Outstanding January 1	—	—	—
Granted	1,467	—	—
Canceled	(2)	—	—

Outstanding at December 31	1,465	—	—

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

	2005	2004	2003
	(in thousands)
Stock Options:
Outstanding at January 1	31,017	29,923	33,421
Options granted	544	7,017	6,659
Options exercised	(509)	(677)	(7,115)
Options canceled	(8,102)	(5,246)	(3,042)

Outstanding at December 31	22,950	31,017	29,923

Exercisable at December 31	20,886	18,271	16,949

Shares available:
Available for grant at January 1	19,630	21,401	25,018
Option grants	(544)	(7,017)	(6,659)
Restricted stock unit grants	(1,467)	—	—
Option cancellations	8,102	5,246	3,042
Restricted stock unit cancellations	2	—	—

Available for grant at December 31	25,723	19,630	21,401

Weighted average option exercise price information for the years 2005, 2004 and 2003 follows:

	2005	2004	2003
Outstanding at January 1	$22.72	$23.11	$23.41
Options granted	14.43	26.15	11.81
Options exercised	11.64	16.47	11.47
Options canceled	28.53	30.33	28.67
Outstanding at December 31	20.73	22.72	23.11
Exercisable at December 31	21.60	24.50	27.06

Significant option groups outstanding at December 31, 2005 and related weighted average price and remaining contractual life information follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(options in thousands)
$ 9.42–$17.40	4.53	5,348	$12.15	3,284	$12.30
$17.48–$20.27	3.61	4,819	17.52	4,819	17.52
$21.65–$26.73	2.95	6,467	21.90	6,467	21.90
$27.06–$166.98	4.58	6,316	29.24	6,316	29.24

Total	3.91	22,950	$20.73	20,886	$21.60

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. Under the plan, the price

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day in January (July for new hires) or the last business day of December. On November 9, 2004, the Board of Directors approved a plan amendment which replaced the existing twelve (12) month purchase period with two six (6) month purchase periods, effective January 1, 2005. In July 2005, 0.9 million shares of common stock were issued to employees who participated in the plan during the first half of 2005 at a weighted-average price of $10.26 per share. In January 2006, Teradyne issued 0.7 million shares of common stock to employees who participated in the plan during the second half of 2005 at a weighted-average price of $10.12 per share. Currently, there are 2.5 million shares reserved for issuance under this plan.

P.	SAVINGS PLAN

Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne’s savings plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to operations were $9.1 million in 2005, $11.5 million in 2004 and $9.8 million in 2003.

Q.	STOCKHOLDER RIGHTS PLAN

Teradyne’s Board of Directors adopted a Stockholders Rights Plan on November 16, 2000, under which a dividend of one Common Stock Purchase Right (each a “Right”) was declared for and attached to each outstanding share of Teradyne’s common stock held by stockholders of record as of November 27, 2000. The Rights are transferable with the shares of common stock until the Rights become exercisable. Shares of common stock issued after November 27, 2000 also contain such Rights. The Rights become exercisable upon the earlier to occur of (a) a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of Teradyne’s outstanding shares of common stock; or (b) ten business days, or a later date as determined by the Board of Directors, following the commencement or announcement by a person or group of an intention to make a tender or exchange offer that would result in beneficial ownership by such person or group of 20% or more of Teradyne’s outstanding shares of common stock. The plan entitles Right holders to purchase shares of Teradyne’s common stock for $540 per share subject to adjustment (the “Purchase Price”) once the Rights become exercisable. Under some circumstances, the Plan entitles Right holders (other than an Acquiring Person or Adverse Party as defined in the plan) to purchase common stock (or other securities or consideration owned by Teradyne) having a value equal to two times the Purchase Price of the Right for the Purchase Price, once the Rights become exercisable. As of December 31, 2005, none of the Rights are exercisable. The Rights expire on November 27, 2010.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes of continuing operations as shown in the consolidated statements of operations are as follows:

	2005	2004	2003
	(in thousands)
(Loss) income from continuing operations before income taxes:
United States	$(84,763)	$95,915	$(165,230)
Non U.S.	4,626	58,553	2,104

	$(80,137)	$154,468	$(163,126)

(Benefit) provision for income taxes from continuing operations:
Current:
U.S. Federal	$951	$8,163	$1,255
Non U.S.	8,831	13,237	7,449
State	1,493	814	190

	11,275	22,214	8,894

Deferred:
U.S. Federal	(29,200)	—	—
Non U.S.	(1,755)	(365)	(2,013)
State	—	—	—

	(30,955)	(365)	(2,013)

Total (benefit) provision for income taxes from continuing operations:	$(19,680)	$21,849	$6,881

The 2005 U.S. federal deferred benefit of $29.2 million represents losses recognized for current year operations, as a result of the gain on the sale of Connection Systems. There was an equal and offsetting tax provision in the gain on the sale of Connection Systems included in discontinued operations.

The total income tax provision (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Continuing operations	$(19,680)	$21,849	$6,881
Discontinued operations	32,299	888	919

Total income tax provision	$12,619	$22,737	$7,800

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$231,971	$241,490
Tax credits	32,836	26,603
Inventory valuations	40,192	30,773
Accruals	12,133	19,303
Research and development	82,022	100,361
Pension liability	15,647	18,182
Vacation accrual	8,166	6,913
Deferred revenue	451	410
Other	1,960	6,161

Gross deferred tax assets	425,378	450,196

Less: valuation allowance	(407,895)	(420,810)

Total deferred tax assets	$17,483	$29,386

Deferred tax liabilities:
Excess of tax over book depreciation	(11,203)	(10,947)
Amortization	(1,585)	(14,975)
Other	—	(1,086)

Total deferred tax liabilities	(12,788)	(27,008)

Net deferred assets	$4,695	$2,378

At December 31, 2005 Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2006	$—	$28,093	$—
2007	—	51,809	—
2008	—	17,240	—
2009	—	7,535	—
2010	—	—	—
2011	—	24,203	—
2012	—	52,275	44
2013	—	24,041	—
2014	—	8,585	—
2020	9,494	—	—
2021	22,637	2,193	—
2022	404,364	1,841	—
2023	181,294	969	—
Non-expiring	—	—	27,581

Total	$617,789	$218,784	$27,625

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Of the U.S. Federal operating loss carryforwards, $29.6 million relates to the acquisition of GenRad, Inc. in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986.

Teradyne has approximately $32.8 million of tax credit carry forwards. Business tax credits of approximately $12.7 million expire in the years 2019 through 2025. Teradyne has foreign tax credits of approximately $8.3 million expiring 2007 through 2010 and alternative minimum tax credits of approximately $8.9 million, which do not expire. In addition, there are state tax credits of $2.9 million which expire between 2006 and 2010.

During 2005, Teradyne’s valuation allowance decreased by $12.9 million primarily as a result of the utilization of net operating losses against the gain on sale of Connection Systems. During 2004, Teradyne’s valuation account decreased by $48.4 million primarily as a result of Teradyne utilizing operating loss carryforwards against taxable income generated in 2004. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2004 and 2005, Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not. The valuation allowance includes $53.3 million for net deferred tax assets resulting from minimum pension liabilities and other direct charges or credits to equity.

A reconciliation of the effective tax rate for the years 2005, 2004 and 2003 follows:

	2005	2004	2003
U.S. statutory federal tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	1.9	0.5	0.1
Foreign taxes	5.3	(2.2)	3.3
Export sales corporation	(16.9)	1.9	—
Federal income tax audit	2.5	2.2	0.4
Valuation allowance	18.4	(26.2)	35.1
Other, net	(0.8)	2.9	0.3

	(24.6)%	14.1%	4.2%

As of December 31, 2005, a deferred tax liability has not been established for approximately $195.7 million of cumulative undistributed earnings of non-U.S. subsidiaries, as Teradyne plans to keep these amounts permanently reinvested. Beginning in 2003, we received tax incentives to conduct business in the People’s Republic of China. These tax incentives resulted in income tax savings of $0.9 million, $1.6 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. The tax incentive period lapses at the end of 2007.

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

Teradyne has three reportable segments and four operating segments with Diagnostic Test Systems and Broadband Test Systems combined as Other Test Systems. The three reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Assembly Test Systems and Other Test Systems. These reportable segments were determined based upon the information reviewed and used by the chief operating decision maker. The Other Test Systems segment is comprised of Broadband Test Systems and Diagnostic Solutions.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note B: Accounting Policies.” During 2005, 2004 and 2003 no individual customer accounted for more than 10% of consolidated net revenue.

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate And Eliminations	Consolidated
2005
Net revenue	814,221	155,097	105,914	—	1,075,232
(Loss) income before taxes(1)(2)	(78,603)	10,254	10,011	(21,799)	(80,137)
Total assets(3)	639,532	194,492	61,922	963,786	1,859,732
Property additions(4)	103,085	2,782	2,694	4,913	113,474
Depreciation and amortization expense(4)	72,926	6,209	2,243	9,790	91,168
2004
Net revenue	$1,146,303	$155,166	$108,753	$—	$1,410,222
Income (loss) from continuing operations before taxes(1)(2)	189,227	(1,720)	6,035	(39,074)	154,468
Total assets—continuing operations(3)	731,862	159,908	65,021	729,762	1,686,553
Property additions(4)	140,189	2,083	2,088	10,198	154,558
Depreciation and amortization expense(4)	77,845	6,968	2,496	12,823	100,132
2003
Net revenue	$735,480	$151,562	$108,650	$—	$995,692
(Loss) income from continuing operations before taxes(1)(2)	(69,357)	(75,482)	1,744	(20,031)	(163,126)
Total assets—continuing operations(3)	677,926	159,339	56,294	652,547	1,546,106
Property additions(4)	55,384	4,341	2,244	7,054	69,023
Depreciation and amortization expense(4)	79,887	15,016	3,422	18,306	116,631

(1)	Income (loss) before taxes of the principal businesses exclude the effects of employee profit sharing, management incentive compensation, other unallocated expenses and net interest and other income, which are included in Corporate and Eliminations.
(2)	Included in income (loss) before taxes for the following segments are charges that include restructuring and other charges, accelerated depreciation, impairment of goodwill, investments, mortgage and other penalties, repayment of a loan, inventory provision recovery and inventory writedowns.

Included in the Semiconductor Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cost of revenues—inventory	$44,344	$5,212	$1,208
Restructuring charges	6,114	337	11,523
Selling and administrative—accelerated depreciation	—	66	191
Engineering and development—accelerated depreciation	—	—	526

Total	$50,458	$5,615	$13,448

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Included in the Assembly Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cost of revenues—inventory	$2,913	$2,671	$9,050
Restructuring charges	2,179	(411)	29,032
Cost of revenues—accelerated depreciation	—	—	2,884
Engineering and development—accelerated depreciation	—	—	960
Selling and administrative—accelerated depreciation	—	—	1,774

Total	$5,092	$2,260	$43,700

Included in the Other Test Systems segment are charges for the following:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cost of revenues—inventory	$539	$494	$1,167
Restructuring charges	290	289	2,501

Total	$829	$783	$3,668

Included in the Corporate and Eliminations segment are charges for the following:

	For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Restructuring charges	$9,061	$996	$647
Other income and expense, net	—	(2,536)	2,874
Selling and administrative—accelerated depreciation	—	—	4,394

Total	$9,061	$(1,540)	$7,915

(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.
(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2005	2004	2003
	(in thousands)
Revenue to unaffiliated customers(1):
United States	$241,657	$290,763	$270,852
Europe	177,727	231,864	157,481
South East Asia	253,620	274,466	187,255
Singapore	142,807	229,129	141,866
Taiwan	133,286	265,834	116,139
Japan	97,140	82,755	108,667
Rest of the World	28,995	35,411	13,432

	$1,075,232	$1,410,222	$995,692

(1)	Revenues are attributable to geographic areas based on location of customer site.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Because a substantial portion of Teradyne’s revenue is derived from the sales of product manufactured in the United States, long-lived assets located outside the United States are less than 10% of total assets.

T.	DISCONTINUED OPERATIONS

In November, 2005, Teradyne sold its Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the adjusted purchase price was approximately $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. Teradyne sold this operating segment to focus on its core businesses and provide its test customers with better products and services that meet their evolving needs. Connection Systems had revenues for the eleven month period ended November 30, 2005 of $331.0 million and for the years ended December 31, 2004 and 2003 of $381.7 million and $357.2 million, respectively. Net income of the discontinued operations was $14.2 million through the date of sale in 2005. Net income (loss) of the discontinued operations was $32.6 million and $(24.0) million for the years ended December 31, 2004 and December 31, 2003, respectively.

U.	SUBSEQUENT EVENTS

In January of 2006, Paul Tufano, a member of Teradyne’s Board of Directors, became Executive Vice President and Chief Financial Officer of Solectron Corporation. In the ordinary course of business, Teradyne purchases printed circuit board assemblies from Solectron and sells in-circuit testers to Solectron. In the years ended December 31, 2005, 2004 and 2003, Teradyne purchased $153.1 million, $141.5 million and $41.3 million of printed circuit board assemblies from Solectron, respectively. Sales of in-circuit testers to Solectron for the years ended December 31, 2005, 2004 and 2003 were $5.7 million, $2.2 million and $2.3 million, respectively. As of December 31, 2005 and 2004, $7.2 million and $3.4 million, respectively, was included in accounts payable and $1.9 million and $0.5 million, respectively, was included in accounts receivable, representing amounts due to/from Solectron.

On January 26, 2006, the Board of Directors approved new resolutions regarding the repurchase of the Notes. Under these new Board resolutions, management is authorized to repurchase up to $300 million, the remaining principal amount of the Notes, through open market purchases, privately negotiated transactions or auctions for a price not to exceed 100% of the principal amount of the Notes, plus any accrued but unpaid interest thereon.

Pursuant to the new Board resolutions, on February 16, 2006, Teradyne repurchased $15 million of the Notes. As of February 22, 2006, $285 million of the principal amount of the Notes remain outstanding. See Note G: “Debt” for additional information.

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

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$160,839	$175,644	$237,864	$287,269
Services	49,518	50,507	55,709	57,882

Total net revenue	210,357	226,151	293,573	345,151
Cost of revenue:
Cost of products	94,940	103,387	165,209	145,400
Cost of services	37,747	37,993	39,208	39,580

Gross profit	77,670	84,771	89,156	160,171
Operating expenses:
Engineering and development	61,379	58,167	53,699	49,770
Selling and administrative	64,317	64,879	62,639	60,972
Restructuring and other charges	6,358	7,883	13,796	(10,393)

Total operating expenses	132,054	130,929	130,134	100,349

(Loss) income from continuing operations	(54,384)	(46,158)	(40,978)	59,822
Interest income	4,405	3,841	3,972	5,572
Interest expense	(4,434)	(4,153)	(4,059)	(3,583)

(Loss) income from continuing operations before income taxes	(54,413)	(46,470)	(41,065)	61,811
Provision (benefit) for income taxes	1,038	4,308	2,788	(27,814)

(Loss) income from continuing operations	$(55,451)	$(50,778)	$(43,853)	$89,625

Gain on disposal of discontinued operations (net of income tax provision of $30,979)	—	—	—	136,953
Income (loss) from discontinued operations (net of income tax provision of $462, $357, $239 and $262, respectively)	2,879	5,314	8,475	(2,516)

Net (loss) income	$(52,572)	$(45,464)	$(35,378)	$224,062

(Loss) income from continuing operations per common share—basic	$(0.28)	$(0.26)	$(0.22)	$0.46

(Loss) income from continuing operations per common share—diluted	$(0.28)	$(0.26)	$(0.22)	$0.44

Net (loss) /income per common share—basic	$(0.27)	$(0.23)	$(0.18)	$1.14

Net (loss) /income per common share—diluted	$(0.27)	$(0.23)	$(0.18)	$1.07

(1)	Restructuring and other charges includes severance and related benefits charges of $4.0 million, an increase in revised estimated losses on leased facilities of $2.3 million, long-lived asset impairment of $0.5 million and a $0.4 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods.

(2)	Restructuring and other charges includes long-lived asset impairment of $8.7 million, gain on sale of real estate of $4.4 million, severance and related benefits charges of $2.6 million, divestiture related fees of $1.5 million and a $0.5 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods.

(3)	Restructuring and other charges includes severance and related benefits charges of $11.9 million, divestiture related fees of $1.6 million, an $0.8 million charge for a software lease obligation in Semiconductor Test Systems and a $0.5 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods. Cost of products includes an inventory provision of $38.5 million for the writedown of excess non-FLEX inventory.

(4)	Restructuring and other charges includes a gain on sale of real estate of $10.9 million, severance and related benefits charges of $2.9 million, a $2.8 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods, a $0.2 million charge for a software lease obligation in Semiconductor Test Systems and a $0.2 million charge for corporate projects.

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$278,706	$367,664	$303,200	$223,619
Services	56,636	59,661	60,362	60,374

Total net revenue	335,342	427,325	363,562	283,993
Cost of revenue:
Cost of products	141,586	182,986	150,937	121,656
Cost of services	36,542	37,556	38,693	39,386

Gross profit	157,214	206,783	173,932	122,951
Operating expenses:
Engineering and development	61,648	63,938	64,143	60,237
Selling and administrative	62,383	65,845	66,768	59,410
Restructuring and other charges	(486)	152	(46)	1,591

Total operating expenses	123,545	129,935	130,865	121,238

Income from continuing operations	33,669	76,848	43,067	1,713
Interest income	3,591	3,470	3,784	4,542
Interest expense	(4,632)	(4,895)	(4,696)	(4,529)
Other income and expense, net	851	426	—	1,259

Income from continuing operations before income taxes	33,479	75,849	42,155	2,985
Provision for income taxes	4,239	8,757	8,716	137

Income from continuing operations	$29,240	$67,092	$33,439	$2,848

Income from discontinued operations (net of income tax provision of $233, $187, $212 and $256, respectively)	11,007	13,401	7,710	500

Net income	$40,247	$80,493	$41,149	$3,348

Income from continuing operations per common share—basic	$0.15	$0.35	$0.17	$0.01

Income from continuing operations per common share—diluted	$0.15	$0.33	$0.17	$0.01

Net income per common share—basic	$0.21	$0.41	$0.21	$0.02

Net income per common share—diluted	$0.20	$0.39	$0.21	$0.02

(1)	Restructuring and other charges includes a recovery on long-lived asset impairments of $0.2 million, and a decrease in the estimate for severance and related benefits of $0.3 million.

(2)	Restructuring and other charges includes a recovery on long-lived asset impairments of $0.1 million, a decrease in the estimate for severance and related benefits charges of $0.4 million, an increase in revised estimated losses on leased facilities of $1.2 million and $0.5 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods.

(3)	Restructuring and other charges includes long-lived asset impairments of $0.6 million, severance and related benefits charges of $0.1 million and $0.7 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior reporting periods.

(4)	Restructuring and other charges includes severance and related benefits charges of $2.3 million, a decrease in estimated losses on leased facilities of $0.4 million, and $0.3 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods.

Item 9:	Changes and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our CEO and CFO, evaluated the effectiveness of Teradyne’s disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, Teradyne’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed by Teradyne in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to Teradyne’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in Teradyne’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, Teradyne’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K. In such report PricewaterhouseCoopers LLP also issued its own assessment of the effectiveness of our internal controls which expresses unqualified opinions on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2005.

Item 9B:	Other Information

None.

PART III

Item 10:	Directors and Executive Officers of the Registrant.

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2006, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. Also see “Item 1: Business – Executive Officers of the Company.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2006, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2006, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2006, which proxy statement will be filed with the Commission not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report and Performance Graph included in such proxy statement are specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees of Teradyne’s independent registered public accounting firm is incorporated by reference herein from Teradyne’s definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on May 25, 2006, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

15(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2005 and 2004
Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Statements of Shareholders’ Equity and Comprehensive (Loss) Income for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

15(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(c):

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

15(a)(3)	Listing Of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

15(c)	Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2005 Allowance for doubtful accounts	$5,026	$278	$—	$378	$4,926

2004 Allowance for doubtful accounts	$5,257	$—	$—	$231	$5,026

2003 Allowance for doubtful accounts	$5,166	$98	$—	$7	$5,257

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2005 Inventory reserve	$144,947	$49,285	$35,792	$158,440

2004 Inventory reserve	$178,664	$9,699	$43,416	$144,947

2003 Inventory reserve	$199,389	$15,012	$35,737	$178,664

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

2.1	Asset and Stock Purchase Agreement, dated as of October 10, 2005, between the Company and Amphenol Corporation.	Exhibit 2.1 to the Company’s Current Report on From 8-K filed October 11, 2005.

3.1	Restated Articles of Organization of the Company, as amended	Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws of the Company	Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

4.1	Rights Agreement dated as of November 17, 2000 between the Company and Fleet National Bank, as rights agent	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed November 20, 2000.

4.2	Indenture dated as of October 24, 2001 between the Company and State Street Bank and Trust Company, as Trustee, together with the form of Note	Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

4.3	Form of Note	Included in Exhibit 4.4 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

4.4	Registration Rights Agreement dated as of October 24, 2001 between the Company and Goldman, Sachs & Co. and Banc of America Securities LLC	Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-75632).

10.1	Supplemental Executive Retirement Plan*	Exhibit 10.4 to the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 1997.

10.2	First Amendment to Supplemental Executive Retirement Plan*	Filed herewith.

10.3	1991 Employee Stock Option Plan, as amended and restated*	Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2002.

10.4	1996 Employee Stock Purchase Plan, as amended and restated*	Exhibit 10.6 to the Company’s Annual report on form 10-K for the fiscal year ended December 31, 2004.

10.5	1996 Non-Employee Director Stock Option Plan, as amended and restated*	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2004.

10.6	1997 Employee Stock Option Plan, as amended and restated*	Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.7	Form of Option Agreement relating to the 1991 Employee Stock Option Plan, as amended*	Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

Exhibit No.	Description	SEC Document Reference

10.8	Form of Option Agreement relating to the 1996 Non-Employee Director Stock Option Plan, as amended*	Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.9	Form of Option Agreement relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.10	Form of Restricted Stock Unit Agreement for Executive Officers relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2006.

10.11	Form of Restricted Stock Unit Agreement for Directors relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2006.

10.12	Variable Compensation Plan for 2006*	Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 30, 2006

10.13	Amendment No. 1 to Deferral Plan for Non-Employee Directors, together with Deferral Plan for Non-Employee Directors*	Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003.

10.14	GenRad, Inc. 1991 Equity Incentive Plan, as amended and restated*	Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.15	GenRad, Inc. 1991 Directors’ Stock Option Plan*	Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.16	GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan, as amended and restated*	Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration Statement No. 333-73700).

10.17	Master Lease Agreement between Megatest and General Electric Capital Corporation dated August 10, 1995	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

10.18	Lease Agreements dated July 26, 1996 between GenRad, Inc. and Michelson Farm-Westford Technology Park Trust	Exhibit 10 to GenRad, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 1996 (Commission File No. 1-8045).

10.19	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer (Gregory R. Beecher)*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.20	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer (George W. Chamillard)*	Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.21	Change in Control Agreement dated March 19, 2002 between the Company and Executive Officer (John M. Casey)*	Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.22	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer (Michael A. Bradley)*	Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.23	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer (Richard G. MacDonald)*	Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.24	Change in Control Agreement dated October 19, 2001 between the Company and Executive Officer (Stuart M. Osattin)*	Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit No.	Description	SEC Document Reference

10.25	Form of Change in Control Agreement dated January 31, 2003 between the Company and Executive Officer (Eileen Casal)*	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.26	Change in Control Agreement dated July 2, 2003 between the Company and Executive Officer (Mark A. Jagiela)*	Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2003.

10.27	Change in Control Agreement dated January 9, 2004 between the Company and Executive Officer (Jeffrey R. Hotchkiss)*	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for fiscal ended December 31, 2003.

10.28	Change of Control Agreement dated May 10, 2005 between the Company and Executive Officer (Amy R. McAndrews)*	Exhibit 10.1 to the Company’s Quarterly Report on From 10-Q for the quarter ended April 3, 2005.

10.29	Employment Agreement dated May 3, 2004 between the Company and Eileen Casal*	Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.30	Employment Agreement dated May 4, 2004 between the Company and John Casey*	Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.31	Employment Agreement dated Mary 7, 2004 between the Company and Mark Jagiela*	Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.32	Employment Agreement dated July 30, 2004 between the Company and Michael A. Bradley*	Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.33	Employment Agreement dated August 9, 2004 between the Company and Gregory R. Beecher*	Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.34	Employment Agreement dated August 9, 2004 between the Company and Jeffrey R. Hotchkiss*	Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.35	Employment Agreement dated August 10, 2004 between the Company and Richard MacDonald*	Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.36	Agreement Regarding Termination Benefits between the Company and Michael A. Bradley*	Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.37	Agreement Regarding Salary Continuation Benefits, dated as of October 10, 2005, between Teradyne, Inc. and Richard E. Schneider.	Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2005.

14.1	Standards of Business Conduct	Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

21.1	Subsidiaries of the Company	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

Exhibit No.	Description	SEC Document Reference

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Indicates management contracts or compensatory plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March, 2006.

TERADYNE, INC.

By:	/S/ GREGORY R. BEECHER
Gregory R. Beecher, Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GEORGE W. CHAMILLARD George W. Chamillard	Chairman of the Board	March 10, 2006

/S/ MICHAEL A. BRADLEY Michael A. Bradley	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2006

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2006

/S/ AMY R. MCANDREWS Amy R. McAndrews	Controller, Principal Accounting Officer	March 10, 2006

/S/ JAMES W. BAGLEY James W. Bagley	Director	March 10, 2006

/S/ ALBERT CARNESALE Albert Carnesale	Director	March 10, 2006

/S/ VINCENT M. O’REILLY Vincent M. O’Reilly	Director	March 10, 2006

/S/ PAUL J. TUFANO Paul J. Tufano	Director	March 10, 2006

/S/ ROY A. VALLEE Roy A. Vallee	Director	March 10, 2006

/S/ PATRICIA S. WOLPERT Patricia S. Wolpert	Director	March 10, 2006