Form 10-Q
period 2006-04-02
TERADYNE INC
filed 2006-05-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of April 28, 2006 was 198,219,502 shares.

TERADYNE, INC.

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2006	December 31, 2005
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$322,781	$340,699
Marketable securities	321,227	354,042
Accounts receivable, net of allowance for doubtful accounts of $4,887 and $4,926 on April 2, 2006 and December 31, 2005, respectively	259,201	232,462
Inventories:
Parts	11,210	37,028
Assemblies in process	104,448	105,678

	115,658	142,706
Prepayments and other current assets	31,802	25,033

Total current assets	1,050,669	1,094,942
Property, plant, and equipment, at cost	1,035,211	1,058,870
Less: accumulated depreciation	621,479	637,584

Net property, plant, and equipment	413,732	421,286
Marketable securities	321,852	232,952
Goodwill	69,147	69,147
Other assets	41,046	41,405

Total assets	$1,896,446	$1,859,732

LIABILITIES
Current liabilities:
Notes payable—banks	$—	$2,547
Current portion of long-term debt	285,000	300,282
Accounts payable	68,845	48,012
Accrued employees’ compensation and withholdings	63,467	81,670
Deferred revenue and customer advances	38,448	31,477
Other accrued liabilities	49,014	48,273
Income taxes payable	9,199	3,234

Total current liabilities	513,973	515,495
Pension liability	37,852	57,106
Long-term other accrued liabilities	39,836	42,646
Other long-term debt	—	1,819

Total liabilities	591,661	617,066

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 198,158 shares and 197,011 shares issued and outstanding at April 2, 2006 and December 31, 2005, respectively	24,770	24,626
Additional paid-in capital	1,218,416	1,221,990
Deferred compensation	—	(22,104)
Accumulated other comprehensive loss	(79,816)	(78,348)
Retained earnings	141,415	96,502

Total shareholders’ equity	1,304,785	1,242,666

Total liabilities and shareholders’ equity	$1,896,446	$1,859,732

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands, except per share data)
Net revenues:
Products	$300,768	$160,839
Services	62,146	49,518

Net revenues	362,914	210,357
Cost of revenues:
Cost of products	151,983	94,940
Cost of services	40,293	37,747

Gross profit	170,638	77,670
Operating expenses:
Engineering and development	52,194	61,379
Selling and administrative	72,185	64,317
Restructuring and other charges, net	(1,097)	6,358

Operating expenses	123,282	132,054

Income (loss) from operations	47,356	(54,384)
Interest income	9,483	4,405
Interest expense	(3,371)	(4,434)

Income (loss) from continuing operations before income taxes	53,468	(54,413)
Provision for income taxes	8,555	1,038

Income (loss) from continuing operations	44,913	(55,451)
Income from discontinued operations (net of income tax provision of $0 and $462, respectively)	—	2,879

Net income (loss)	$44,913	$(52,572)

Net income (loss) from continuing operations per common share:
Basic	$0.23	$(0.28)

Diluted	$0.23	$(0.28)

Net income (loss) per common share:
Basic	$0.23	$(0.27)

Diluted	$0.23	$(0.27)

Shares used in net income (loss) per common share—basic	198,017	195,619

Shares used in net income (loss) per common share—diluted	199,555	195,619

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$44,913	$(52,572)
Income from discontinued operations	—	2,879

Income (loss) from continuing operations	44,913	(55,451)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities:
Depreciation	18,238	21,092
Stock-based compensation	6,099	—
Amortization	1,306	1,535
Provision for inventory	8,302	2,066
Impairment of long-lived assets	50	498
Gain on sale of product lines	(229)	—
Gain on sale of land and building	—	(414)
Other non-cash items, net	(23)	(766)
Changes in operating assets and liabilities:
Accounts receivable	(26,773)	5,166
Inventories	33,433	11,361
Other assets	(7,606)	(5,114)
Accounts payable, deferred revenue and accrued expenses	(11,788)	(47,505)
Accrued income taxes	5,965	(4,645)

Net cash provided by (used for) continuing operations	71,887	(72,177)
Net cash provided by discontinued operations	—	16,664

Net cash provided (used for) by operating activities	71,887	(55,513)

Cash flows from investing activities:
Investments in property, plant and equipment	(25,421)	(37,613)
Proceeds from sale of product lines	229	414
Purchases of available-for-sale marketable securities	(116,291)	(15,487)
Proceeds from sale and maturities of available-for-sale marketable securities	58,742	95,908

Net cash (used for) provided by continuing operations	(82,741)	43,222
Net cash used for discontinued operations	—	(4,912)

Net cash (used for) provided by investing activities	(82,741)	38,310

Cash flows from financing activities:
Payments of long term debt and notes payable	(19,648)	(21,985)
Issuance of common stock under employee stock option and stock purchase plans	12,584	20,053

Net cash used by financing activities	(7,064)	(1,932)

Decrease in cash and cash equivalents	(17,918)	(19,135)
Cash and cash equivalents at beginning of period	340,699	209,147

Cash and cash equivalents at end of period	$322,781	$190,012

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading supplier of automatic test equipment.

Teradyne’s automatic test equipment products include:

•	semiconductor test systems (“Semiconductor Test Systems”);

•	circuit-board test and inspection systems and military/aerospace (“Mil /Aero”) test instrumentation and systems (“Assembly Test Systems”);

•	automotive diagnostic and test systems (“Diagnostic Solutions”); and

•	voice and broadband access network test systems (“Broadband Test Systems”).

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of Teradyne’s segment reporting.

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the United States Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results.”

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on March 14, 2006 for the year ended December 31, 2005.

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Product Warranty

Teradyne generally provides a one year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for the estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Balance at beginning of period	$10,496	$12,447
Accruals for warranties issued during the period	5,973	366
Settlements made during the period	(4,286)	(3,457)

Balance at end of period	$12,183	$9,356

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Balance at beginning of period	$5,596	$4,090
Deferral of new extended warranty revenue	1,698	595
Recognition of extended warranty deferred revenue	(679)	(397)

Balance at end of period	$6,615	$4,288

Employee Stock Option Plans and Employee Stock Purchase Plan

Effective January 1, 2006, Teradyne adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest. The cumulative effect of the initial adoption of SFAS 123R was not material.

Prior to the adoption of SFAS 123R, Teradyne accounted for its equity incentive plans and employee stock purchase plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. Teradyne has applied provisions of SAB 107 in its adoption of SFAS 123R.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma table below reflects the effect of recording stock-based compensation for the three months ended April 3, 2005, had Teradyne applied the fair value recognition provisions of SFAS 123:

For the Three Months Ended April 3, 2005
(in millions)
Net loss from continuing operations as reported	$(55.5)
Add: Stock-based compensation included in net loss from continuing operations	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included )	(13.3)

Pro forma loss from continuing operations	$(68.8)
Net loss from continuing operations per common share—basic as reported	$(0.28)
Net loss from continuing operations per common share—diluted as reported	$(0.28)
Net loss from continuing operations per common share—basic pro forma	$(0.35)
Net loss from continuing operations per common share—diluted pro forma	$(0.35)

Net loss as reported	$(52.6)
Add: Stock-based compensation included in net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included )	(15.9)

Pro forma net loss	$(68.5)
Net loss per common share—basic as reported	$(0.27)
Net loss per common share—diluted as reported	$(0.27)
Net loss per common share—basic pro forma	$(0.35)
Net loss per common share—diluted pro forma	$(0.35)

Teradyne implemented the expense recognition provisions of SFAS 123R effective January 1, 2006. Under the modified prospective transition method as permitted under SFAS 123R, results for prior periods have not been restated. The effect of recording stock-based compensation for the three months ended April 2, 2006 was as follows:

For the Three Months Ended April 2, 2006
(in thousands)
Cost of sales	$1,159
Research and development	1,891
Selling and administrative	3,049

Stock-based compensation	6,099
Income tax benefit	75

Total stock-based compensation expense after income taxes	$6,024

The impact on both basic and diluted earnings per share for the three months ended April 2, 2006 was $0.03 per share.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

There were no options granted in the three months ended April 2, 2006. The weighted-average grant date fair value for options granted during the three months ended April 3, 2005 was $7.70 per option. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options For the Three Months Ended
	April 2, 2006	April 3, 2005
Expected life (years)	—	4.5
Interest rate	—%	3.6%
Volatility	—%	60.5%
Dividend yield	—%	0.0%

The weighted-average fair value of employee stock purchase rights granted in the first three months of 2006 and 2005, was $3.93 and $4.06 respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Purchase For the Three Months Ended
	April 2, 2006	April 3, 2005
Expected life (years)	0.5	0.5
Interest rate	4.4%	2.6%
Volatility	37.7%	31.4%
Dividend yield	0.0%	0.0%

Stock Compensation Plans

Under its stock compensation plans, Teradyne grants options to purchase its common stock at 100% of the fair market value on the date of grant as well as restricted stock units. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted to employees vest in equal installments over four years and have a maximum term of seven years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years. Restricted stock unit awards to employees vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards that have been made to directors will vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards that have been made to executive officers, including the CEO, will vest over two years, with 50% of the award subject to time-based vesting and 50% of the award subject to performance-based vesting. The performance criteria for performance-based grants will be assessed on the first anniversary of the grant date and, in turn, determine the number of performance-based restricted stock units available for vesting over the two-year vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Unit and Stock Option Activity:

Restricted stock unit activity and weighted-average grant date fair value information for the three months ended April 2, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested January 1, 2006	1,465	$15.58
Awards Granted	395	17.32
Awards Forfeited	(25)	15.58

Non-vested at April 2, 2006	1,835	$15.95

As of April 2, 2006, there was $25.5 million unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over the weighted-average period of 1.23 years. As of April 2, 2006, there were no vested restricted stock units.

Stock option activity, average option exercise price, weighted-average remaining contractual term and aggregate intrinsic value information for the three months ended April 2, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2006	22,950	$20.73
Options granted	—	—
Options exercised	(428)	12.37
Options forfeited	(35)	12.70
Options canceled	(2,379)	23.34

Outstanding at April 2, 2006	20,108	$20.61	3.7	$16,994

Vested and expected to vest at April 2, 2006	20,034	$20.64	3.7	$16,759

Exercisable at April 2, 2006	18,104	$21.57	3.6	$9,670

As of April 2, 2006, there was $7.1 million unrecognized compensation expense related to non-vested options. Total instrinsic value of options excercised for the three months ended April 2, 2006 was $1.9 million.

Shares available:
Available for grant at January 1, 2006	25,723
Option grants	—
Restricted stock unit grant	(395)
Option forfeitures	35
Option cancellations	2,379
Restricted stock unit forfeitures	25

Available for grant at April 2, 2006	27,769

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant option groups outstanding at April 2, 2006 and related weighted-average price and remaining contractual life information follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$ 9.42 - $17.40	4.29	4,857	$12.12	2,854	$12.25
$17.48 - $20.27	3.36	4,195	17.52	4,195	17.52
$21.65 - $21.68	2.52	4,983	21.65	4,983	21.65
$21.91 - $27.40	4.79	5,141	26.62	5,141	26.62
$27.66 - $166.98	2.71	932	40.02	932	40.02

Total	3.71	20,108	$20.61	18,104	$21.57

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Net income (loss)	$44,913	$(52,572)
Foreign currency translation adjustments	92	(194)
Change in unrealized gain (loss) on foreign exchange contracts	(31)	299
Change in unrealized loss on marketable securities, net of applicable tax of $0	(1,464)	(4,670)
Additional minimum pension liability	(65)	(721)

Comprehensive income (loss)	$43,445	$(57,858)

C. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R eliminates the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of the grant. Teradyne adopted SFAS 123R beginning in the first quarter of 2006, as required, using the modified prospective method, and did not restate prior periods.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	April 2, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$11,354	$7,839	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,628	2,151	4.6 years
Trade names and trademarks	3,800	2,098	1,702	8.0 years

Total intangible assets	$27,772	$16,080	$11,692	7.2 years

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$10,712	$8,481	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,478	2,301	4.6 years
Trade names and trademarks	3,800	1,979	1,821	8.0 years

Total intangible assets	$27,772	$15,169	$12,603	7.2 years

Aggregate amortization expense was $0.9 million for both the three months ended April 2, 2006 and April 3, 2005. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2006 (remainder)	$2,732
2007	3,529
2008	2,962
2009	2,469
2010	—

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

E. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Net income (loss) from continuing operations	$44,913	$(55,451)
Income from discontinued operations	—	2,879

Net income (loss)	44,913	(52,572)

Shares used in income (loss) per common share—basic	198,017	195,619
Effect of dilutive securities:
Employee and director stock options	1,304	—
Restricted stock units	209	—
Employee stock purchase rights	25	—

Dilutive potential common shares	1,538	—

Shares used in net income (loss) per common share—diluted	199,555	195,619

Net income (loss) per common share—basic
Continued operations	$0.23	$(0.28)
Discontinued operations	—	.01

	$0.23	$(0.27)

Net income (loss) per common share—diluted
Continued operations	$0.23	$(0.28)
Discontinued operations	—	.01

	$0.23	$(0.27)

The computation of diluted net income per common share for the three months ended April 2, 2006, excludes the effect of the potential exercise of options to purchase approximately 17.0 million shares because the effect would have been anti-dilutive. The computation of diluted net income per common share for the three months ended April 3, 2005 excludes the effect of the potential exercise of options to purchase 30.3 million shares, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. Diluted income (loss) per common share for the three months ended April 2, 2006 and April 3, 2005 also excludes 11.3 million and 14.3 million shares, respectively, related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three months ended April 2, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $4.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13.2 million as of April 2, 2006.

2006 Activities

(in thousands)	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—
Charges	1,075	67	50	1,192
Cash payments	—	(26)	—	(26)
Asset writedowns	—	—	(50)	(50)

Balance at April 2, 2006	$1,075	$41	$—	$1,116

During the three months ended April 2, 2006, Teradyne recorded in connection with the 2006 restructuring activities, $1.1 million of facility related charges for the exit of a Semiconductor Test facility in Newbury Park, CA.

2005 Activities

(in thousands)	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
Charges	—	555	101	656
Cash payments	(3,553)	(110)	(433)	(4,096)

Balance at April 2, 2006	$6,262	$2,175	$197	$8,634

During the three months ended April 2, 2006, Teradyne recorded the following activities related to the 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.1 million for a software lease obligation in the Semiconductor Test Systems segment.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-2005 Activities

(in thousands)	Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits	(2,716)	—	(229)	(2,945)
Cash (payments) receipts	(974)	(59)	229	(804)

Balance at April 2, 2006	$11,641	$242	$—	$11,883

During the three months ended April 2, 2006, Teradyne recorded the following activities related to pre-2005 restructuring activities:

•	$2.7 million of facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.2 million credit for earn-out payments received in the Assembly Test Systems segment.

G. Debt

During the three months ended April 2, 2006, Teradyne repurchased $15 million of the 3.75% Convertible Senior Notes due 2006, resulting in a remaining outstanding amount of $285 million. No gain or loss was recorded related to this transaction for the three months ended April 2, 2006.

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

Components of net periodic pension cost for the three months ended April 2, 2006 and April 3, 2005, respectively, are as follows (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Net Periodic Benefit Cost:
Service cost	$1,709	$1,756
Interest cost	3,935	3,642
Expected return on plan assets	(4,337)	(3,720)
Amortization of unrecognized:
Net transition obligation	19	21
Prior service cost	211	220
Net loss	1,619	1,111

Total expense	$3,156	$3,030

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contributions

Teradyne contributed $20 million to its U.S. Qualified Pension Plan in the three months ended April 2, 2006. There are no additional contributions planned for the remainder of fiscal 2006.

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

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Net Periodic Benefit Cost:
Service cost	$96	$208
Interest cost	411	471
Amortization of unrecognized:
Prior service cost	(59)	(76)
Net loss	242	195

Total expense	$690	$798

I. Segment Information

Teradyne has three reportable segments and four operating segments with Diagnostic Solutions and Broadband Test Systems combined as Other Test Systems. The three reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Assembly Test Systems, and Other Test Systems. These reportable segments were determined based upon the nature of the products and services offered.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005. Variable compensation, which was previously recorded at Corporate, has been allocated to each reportable segment. Prior periods have been reclassified to conform to this presentation. Segment information for the three months ended April 2, 2006 and April 3, 2005 is as follows (in thousands):

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended April 2, 2006:
Net revenue	$294,432	$38,723	$29,759	$—	$362,914
Income before taxes (1)(2)	$43,152	$2,100	$2,549	$5,667	$53,468

Three months ended April 3, 2005:
Net revenue	$147,868	$37,904	$24,585	$—	$210,357
(Loss) income before taxes (1)(2)	$(51,087)	$(3,877)	$652	$(101)	$(54,413)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Income (loss) before taxes of the principal businesses includes the effects of employee profit sharing, management incentive compensation and equity compensation. Other unallocated expenses, and net interest and other income are included in Corporate and Eliminations.
(2)	Included in the income (loss) before taxes for the following segments are charges for the first three months of 2006 and 2005 that include restructuring and other charges, impairment of investments, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Cost of revenues—inventory	$8,003	$1,262
Restructuring charges	1,263	1,285

Total	$9,266	$2,547

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Cost of revenues—inventory	$128	$662
Restructuring (reversals) charges	(2,390)	5,125

Total	$(2,262)	$5,787

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Cost of revenues—inventory	$171	$142
Restructuring reversals	—	(52)

Total	$171	$90

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Restructuring charges	$30	$—

Total	$30	$—

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Commitments and Contingencies

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiff’s claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

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

Teradyne believes that it has meritorious defenses against the above, unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the losses associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.

In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operations.

K. Discontinued Operations

In November, 2005, Teradyne sold its Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the final purchase price was $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. Teradyne sold this operating segment to focus on its core test businesses. Connection Systems had net revenues for the quarter ended April 3, 2005 of $95.2 million. Net income of the discontinued operations was $2.9 million for the quarter ended April 3, 2005.

L. Subsequent Event

In April 2006, Teradyne closed on the sale of three of its buildings, one located in Boston, MA and two located in Nashua, NH, for net proceeds of approximately $36.4 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that other than the adoption of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), there have been no significant changes during the three months ended April 2, 2006 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest. The cumulative effect of the initial adoption of SFAS 123R was not material.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied provisions of SAB 107 in our adoption of SFAS 123R. See Note B to the Consolidated Financial Statements for a further discussion on stock-based compensation.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands)
Net revenue	$362,914	$210,357

Net income (loss)	44,913	(52,572)

Percentage of net revenues:
Products	83%	76%
Services	17	24

Net revenues	100	100
Cost of revenues:
Cost of products	42	45
Cost of services	11	18

Gross profit	47	37
Operating expenses:
Engineering and development	14	29
Selling and administrative	20	31
Restructuring and other charges, net	—	3

Operating expenses	34	63

Income (loss) from operations	13	(26)
Interest income	2	2
Interest expense	(1)	(2)

Income (loss) from continuing operations before income taxes	14	(26)
Provision for income taxes	2	—

Income (loss) from continuing operations	12	(26)
Income (loss) from discontinued operations (net of income tax provision of $0 and $462 respectively)	—	1

Net income (loss)	12%	(25)%

Provision for income taxes as a percentage of income (loss) from continuing operations before income taxes	16%	(2)%

Results of Operations

Discontinued Operations

In November, 2005, we sold our Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the final purchase price was $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. We sold this operating segment to increase our focus on our core businesses. We have reclassified the results of Connection Systems as discontinued operations for all periods presented in the consolidated financial statements.

Connection Systems had net revenues for the quarter ended April 3, 2005 of $95.2 million. Net income of the discontinued operations was $2.9 million for the quarter ended April 3, 2005.

Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-Q relate to continuing operations only.

First Quarter 2006 Compared to First Quarter 2005

Bookings

Net bookings for our three reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended		% Change
	April 2, 2006	April 3, 2005
Semiconductor Test Systems	$309.4	$165.8	86.6%
Assembly Test Systems	35.0	37.9	(7.7)
Other Test Systems	19.7	37.1	(46.9)

	$364.1	$240.8	51.2%

The growth in Semiconductor Test Systems orders was primarily due to the capacity increase in the system-on-a-chip (“SOC”) market in the first quarter of 2006. Over half of the product bookings were for FLEX systems, which have moved strongly into mainstream production. Our J750 product contributed to increased bookings due to growth in the microcontroller, image and digital wafer test applications.

The decrease in orders for Assembly Test Systems products is attributed to our military/aerospace (“mil/aero”) business, offset by an increase in commercial products and services. The decrease in mil/aero was primarily driven by the timing of program awards.

The decrease in Other Test Systems’ orders resulted from decreases at both Diagnostic Systems and Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations from period to period.

Cancellations and backlog adjustments for our three reportable segments were as follows (in millions):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Semiconductor Test Systems	$—	$1.3
Assembly Test Systems	0.5	—
Other Test Systems	—	—

	$0.5	$1.3

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarter of 2006 and 2005, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	April 2, 2006	April 3, 2005
United States	21%	28%
South East Asia	20	18
Singapore	18	13
Taiwan	14	8
Europe	13	17
Japan	12	10
Korea	2	6

	100%	100%

Backlog of unfilled orders for our three reportable segments was as follows (in millions):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Semiconductor Test Systems	$304.3	$242.0
Assembly Test Systems	66.4	63.7
Other Test Systems	52.3	52.0

	$423.0	$357.7

Revenue

Net revenues for our three reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended
	April 2, 2006	April 3, 2005	% Change
Semiconductor Test Systems	$294.4	$147.9	99.1%
Assembly Test Systems	38.7	37.9	2.1
Other Test Systems	29.8	24.6	21.1

	$362.9	$210.4	72.5%

The increase in Semiconductor Test Systems revenue was due to capacity expansion in the SOC market. The demand was strong for FLEX test systems in the wireless, automotive, gaming, datacom and consumer portable markets. Additional growth came from J750 and Catalyst test systems with the J750 particularly strong in the consumer device test applications.

The increase in Assembly Test System sales was primarily due to an increase in commercial products and services, offset by a decrease in mil/aero. The increase in commercial business was driven by market share gains.

The increase in Other Test System sales resulted from an increase in Diagnostic Systems, offset by a slight decrease in Broadband Test Systems.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	April 2, 2006	April 3, 2005
United States	22%	27%
South East Asia	19	19
Taiwan	18	7
Europe	16	20
Singapore	13	9
Japan	8	10
Korea	3	5
Rest of the World	1	3

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 2, 2006	April 3, 2005
Gross Profit	$170.6	$77.7	$92.9
Percent of Total Revenue	47.0%	36.9%

The increase in gross margin from the first quarter of 2005 to 2006 was primarily the result of higher volume in Semiconductor Test Systems, which accounted for 8 points of the increase. A shift in mix within Semiconductor Test Systems contributed 5 points, primarily due to more product content, as products have higher margins than service, as well as improved service margins from the first quarter of 2005 to 2006. These increases were offset in part by 2 points resulting from the writedown of $8 million of non-FLEX inventory in Semiconductor Test Systems in the first quarter of 2006, and 1 point from increased variable employee compensation and other higher variable costs.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory provisions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future product demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written down to estimated net realizable value.

The provisions for excess and obsolete inventory were $8.3 million and $2.1 million for the three months ended April 2, 2006 and April 3, 2005, respectively. During the three months ended April 2, 2006, we scrapped $7.5 million of inventory. As of April 2, 2006, we have inventory related reserves for amounts which had been written-down or written-off of $159.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 2, 2006	April 3, 2005
Engineering and Development	$52.2	$61.4	$(9.2)
Percent of Total Revenue	14.4%	29.2%

The decrease of $9.2 million in engineering and development spending from the first quarter of 2005 to 2006 was due to the following:

•	$8.9 million from reduced salaries and fringe, due primarily to headcount reductions in Semiconductor Test Systems from the restructuring actions taken in 2005;

•	$3.2 million from a reduction in prototype engineering materials associated with the completion of the FLEX platform development;

•	$1.3 million from reduced lease costs primarily related to the early termination of an engineering software license agreement; and

•	$0.5 million for lower facility costs.

The above reductions were offset in part by a $4.7 million increase in variable employee compensation.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 2, 2006	April 3, 2005
Selling and Administrative	$72.2	$64.3	$7.9
Percent of Total Revenue	19.9%	30.6%

The increase of $7.9 million from the first quarter of 2005 to the first quarter of 2006 is primarily the result of:

•	$7.2 million from an increase in variable employee compensation;

•	$1.6 million from an increase in costs related to the consolidation of facilities in Massachusetts;

•	$1.5 million for increased consulting spending; and

•	$0.5 million due to increased foreign exchange losses.

These increases were offset in part by a $2.9 million reduction in salaries and fringe due to headcount reductions primarily in Semiconductor Test Systems.

Restructuring and Other Charges

The tables below represent activity related to restructuring charges in the three months ended April 2, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $4.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $13.2 million as of April 2, 2006.

2006 Activities

(in thousands)	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—
Charges	1,075	67	50	1,192
Cash payments	—	(26)	—	(26)
Asset writedowns	—	—	(50)	(50)

Balance at April 2, 2006	$1,075	$41	$—	$1,116

During the three months ended April 2, 2006, Teradyne recorded in connection with the 2006 restructuring activities $1.1 million of facility related charges for the exit of a Semiconductor Test facility in Newbury Park, CA.

2005 Activities

(in thousands)	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
Charges	—	555	101	656
Cash payments	(3,553)	(110)	(433)	(4,096)

Balance at April 2, 2006	$6,262	$2,175	$197	$8,634

During the three months ended April 2, 2006, Teradyne recorded the following activities related to the 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.1 million for a software lease obligation in the Semiconductor Test Systems segment.

Pre-2005 Activities

(in thousands)	Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits	(2,716)	—	(229)	(2,945)
Cash (payments) receipts	(974)	(59)	229	(804)

Balance at April 2, 2006	$11,641	$242	$—	$11,883

During the three months ended April 2, 2006, Teradyne recorded the following activities related to pre-2005 restructuring activities:

•	$2.7 million of facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.2 million credit for earn-out payments received in the Assembly Test Systems segment.

Interest Income and Expense

Interest income increased to $9.5 million for the first quarter of 2006 from $4.4 million in the first quarter of 2005 due to a large increase in cash from the sale of Connection Systems as well as an overall increase in interest rates. Interest expense decreased to $3.4 million in the first quarter of 2006 from $4.4 million in the first quarter of 2005 due primarily to repurchases of Teradyne’s 3.75% Senior Convertible Notes made in 2005 and the first quarter of 2006.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it was more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision for the first quarter of 2006 consists of amounts recorded for foreign taxes as well as federal alternative minimum tax and state taxes in the United States. The tax provision for the first quarter of 2005 consists of taxes incurred in foreign locations combined with audit settlements with the Internal Revenue Service and the State of California.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $38.0 million in the first three months of 2006, to $965.9 million. Cash activity for the first three months of 2006 and 2005 was as follows (in millions):

	For the Three Months Ended
	April 2, 2006	April 3, 2005
Cash provided by (used for) operating activities:
Net income (loss) from continuing operations, adjusted for non-cash items	$78.7	$(31.5)
Changes in operating assets and liabilities, net of product lines and businesses sold and acquired	(6.8)	(40.7)
Cash provided by discontinued operations	—	16.7

Total cash provided by (used for) operating activities	$71.9	$(55.5)
Cash (used for) provided by investing activities from continuing operations	(82.7)	43.2
Cash used for investing activities from discontinued operations	—	(4.9)

Total cash (used for) provided by investing activities	$(82.7)	$38.3
Cash used for financing activities from continuing operations	(7.1)	(1.9)
Cash used for financing activities from discontinued operations	—	—

Total cash used for financing activities	$(7.1)	$(1.9)

Decrease in cash and cash equivalents	$(17.9)	$(19.1)

Changes in operating assets and liabilities used cash of $6.8 million in the first three months of 2006 due primarily to a decrease in accounts payable, deferred revenue and accrued expenses which had a net decrease of $11.8 million due primarily to employee compensation accruals which are paid out at the beginning of the year and a $20 million contribution to Teradyne’s U.S. Qualified Pension Plan in the first quarter. Accounts receivable balances increased $26.8 million, primarily in the Semiconductor Test Systems segment, due to an increase in sales, partially offset by a decrease in days sales outstanding (“DSO”) from 71 days as of April 3, 2005 to 65 days as of April 2, 2006. Inventory decreased $33.4 million in the first three months of 2006 due primarily to volume increases in our Semiconductor Test Systems segment. Changes in operating assets and liabilities used cash of $40.7 million in the first three months of 2005, primarily due to a decrease in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of purchases of capital assets, as well as the purchase, sale and maturity of marketable securities. Capital expenditures decreased by $12.2 million in the first three months of 2006 compared to the first three months of 2005 across all operating segments, primarily related to decreased spending on internally manufactured test systems.

Financing activities represent the sale of our common stock and payments on our convertible senior notes and other debt. The decrease of $5.1 million from the first three months of 2005 to the first three months of 2006 is due primarily to a decrease in stock option exercises.

We believe our cash, cash equivalents and marketable securities balance of $965.9 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Event

In April 2006, we closed on the sale of three of our buildings, one located in Boston, MA and two located in Nashua, NH, for net proceeds of approximately $36.4 million.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R. In annual periods beginning after January 15, 2005, SFAS 123R eliminates the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. We adopted SFAS 123R beginning in the first quarter of 2006, as required, using the Modified Prospective method, and did not restate prior periods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” (“SFAS”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We implemented SFAS 151 beginning in the first quarter of 2006 and it did not have a material impact on our financial position or results of operations.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the United States Securities and Exchange Commission (the “SEC”) (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

•	the sale of Connection Systems may affect future results of operations or financial condition;

•	we are subject to intense competition;

•	our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	our operating results are likely to fluctuate significantly;

•	we are subject to risks of operating internationally;

•	if we fail to develop new technologies to adapt to our customers’ needs and if our customers fail to accept our new products, our revenues will be adversely affected;

•	if our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings;

•	we may not be able to adequately address a rapid increase in customer demand;

•	we have significant guarantees and indemnification obligations;

•	we have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business;

•	we may incur significant liabilities if we fail to comply with environmental regulations;

•	we currently are and in the future may be subject to litigation that could have an adverse effect on our business;

•	if we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights;

•	our business may suffer if we are unable to attract and retain key employees;

•	our business is impacted by worldwide economic cycles, which are difficult to predict;

•	acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact our business; and

•	provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 14, 2006 for the year ended December 31, 2005.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 14, 2006. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2005.

Item 4: Controls and Procedures.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from Teradyne. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

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

We believe that it has meritorious defenses against the above unsettled claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the losses associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operations.

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

May 10, 2006