Form 10-Q
period 2006-07-02
TERADYNE INC
filed 2006-08-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

The number of shares outstanding of the registrant’s only class of Common Stock as of July 28, 2006 was 197,011,247 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2006	December 31, 2005
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$336,522	$340,699
Marketable securities	280,659	354,042
Accounts receivable, net of allowance for doubtful accounts of $5,064 and $4,926 on July 2, 2006 and December 31, 2005, respectively	276,962	232,462
Inventories:
Parts	10,444	37,028
Assemblies in process	101,059	105,678

Net inventories	111,503	142,706
Prepayments and other current assets	32,258	25,033

Total current assets	1,037,904	1,094,942
Property, plant, and equipment, at cost	978,379	1,058,870
Less: accumulated depreciation	587,935	637,584

Net property, plant, and equipment	390,444	421,286
Marketable securities	498,296	232,952
Goodwill	69,147	69,147
Other assets	39,819	41,405

Total assets	$2,035,610	$1,859,732

LIABILITIES
Current liabilities:
Notes payable—banks	$—	$2,547
Current portion of long-term debt	285,000	300,282
Accounts payable	82,908	48,012
Accrued employees’ compensation and withholdings	78,907	81,670
Deferred revenue and customer advances	39,187	31,477
Other accrued liabilities	50,060	48,273
Income taxes payable	18,082	3,234

Total current liabilities	554,144	515,495
Pension liability	38,514	57,106
Long-term other accrued liabilities	48,409	42,646
Other long-term debt	—	1,819

Total liabilities	641,067	617,066

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 198,293 and 197,011 shares issued and outstanding at July 2, 2006 and December 31, 2005, respectively	24,787	24,626
Additional paid-in capital	1,226,229	1,221,990
Deferred compensation	—	(22,104)
Accumulated other comprehensive loss	(80,292)	(78,348)
Retained earnings	223,819	96,502

Total shareholders’ equity	1,394,543	1,242,666

Total liabilities and shareholders’ equity	$2,035,610	$1,859,732

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands, except per share amounts)
Net revenues:
Products	$329,139	$175,644	$629,036	$336,483
Services	62,496	50,507	125,513	100,025

Total net revenues	391,635	226,151	754,549	436,508
Cost of revenues:
Cost of products	159,123	103,387	311,106	198,327
Cost of services	39,453	37,993	79,746	75,740

Gross profit	193,059	84,771	363,697	162,441
Operating expenses:
Engineering and development	53,581	58,167	105,775	119,546
Selling and administrative	75,587	64,879	147,772	129,196
Restructuring and other (credits) charges, net	(19,702)	7,883	(20,799)	14,241

Operating expenses	109,466	130,929	232,748	262,983

Income (loss) from continuing operations	83,593	(46,158)	130,949	(100,542)
Interest income	11,659	3,841	21,142	8,246
Interest expense	(3,470)	(4,153)	(6,841)	(8,587)

Income (loss) from continuing operations before income taxes	91,782	(46,470)	145,250	(100,883)
Provision for income taxes	9,377	4,308	17,932	5,346

Income (loss) from continuing operations	82,405	(50,778)	127,318	(106,229)
Income from discontinued operations (net of income tax provision of $0, $357, $0 and $819, respectively)	—	5,314	—	8,193

Net income (loss)	$82,405	$(45,464)	$127,318	$(98,036)

Net income (loss) from continuing operations per common share:
Basic	$0.42	$(0.26)	$0.64	$(0.54)

Diluted	$0.40	$(0.26)	$0.63	$(0.54)

Net income (loss) per common share:
Basic	$0.42	$(0.23)	$0.64	$(0.50)

Diluted	$0.40	$(0.23)	$0.63	$(0.50)

Shares used in net income (loss) per common share—basic	198,243	195,757	198,130	195,688

Shares used in net income (loss) per common share—diluted	210,356	195,757	210,601	195,688

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$127,318	$(98,036)
Income from discontinued operations (net of tax)	—	8,193

Income (loss) from continuing operations	127,318	(106,229)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	35,086	45,706
Amortization	2,550	2,894
Stock-based compensation	12,332	—
Impairment of long-lived assets	50	8,331
Gain on sale of land and building	(21,736)	(4,445)
Gain on sale of product lines	(386)	(1,521)
Fire loss on spare parts	3,959	—
Provision for excess and obsolete inventory	9,749	4,232
Other non-cash items, net	2,811	667
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	(44,582)	(13,415)
Inventories	48,518	37,893
Other assets	(8,089)	(8,419)
Accounts payable, deferred revenue and accrued expenses	20,786	(60,272)
Accrued income taxes	14,848	(8,056)

Net cash provided by (used for) continuing operations	203,214	(102,634)
Net cash provided by discontinued operations	—	21,616

Net cash provided by (used for) operating activities	203,214	(81,018)

Cash flows from investing activities:
Investments in property, plant and equipment	(52,602)	(70,380)
Proceeds from sale of product lines and business	386	1,521
Proceeds from sale of land and building	36,232	13,020
Purchases of available-for-sale marketable securities	(357,597)	(117,253)
Proceeds from sale and maturities of available-for-sale marketable securities	171,648	246,041

Net cash (used for) provided by continuing operations	(201,933)	72,949
Net cash used for discontinued operations	—	(9,925)

Net cash (used for) provided by investing activities	(201,933)	63,024

Cash flows from financing activities:
Payments of long term debt and notes payable	(19,648)	(22,062)
Issuance of common stock under employee stock option and stock purchase plans	14,190	29,969

Net cash (used for) provided by financing activities	(5,458)	7,907

Decrease in cash and cash equivalents	(4,177)	(10,087)
Cash and cash equivalents at beginning of period	340,699	209,147

Cash and cash equivalents at end of period	$336,522	$199,060

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results.”

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The year-end condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission on March 14, 2006 for the year ended December 31, 2005.

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

	For the Six Months Ended
	July 2, 2006	July 3, 2005
Balance at beginning of period	$10,496	$12,447
Accruals for warranties issued during the period	12,085	4,151
Accruals related to pre-existing warranties (including changes in estimates)	561	(1,797)
Settlements made during the period	(8,509)	(7,157)

Balance at end of period	$14,633	$7,644

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities (in thousands).

	For the Six Months Ended
	July 2, 2006	July 3, 2005
Balance at beginning of period	$5,596	$4,090
Deferral of new extended warranty revenue	3,641	1,248
Recognition of extended warranty deferred revenue	(1,476)	(838)

Balance at end of period	$7,761	$4,500

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma table below reflects the effect of recording stock-based compensation for the three and six months ended July 3, 2005, had Teradyne applied the fair value recognition provisions of SFAS 123:

	For the Three Months Ended July 3, 2005	For the Six Months Ended July 3, 2005
	in thousands except per share amounts	in thousands except per share amounts
Net loss from continuing operations as reported	$(50,778)	$(106,229)
Add: Stock-based compensation included in net loss from continuing operations	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)(1)	(75,268)	(88,805)

Pro forma loss from continuing operations	(126,046)	(195,034)

Net loss from continuing operations per common share—basic and diluted as reported	$(0.26)	$(0.54)

Net loss from continuing operations per common share—basic and diluted pro forma	(0.64)	(1.00)

Net loss as reported	$(45,464)	$(98,036)
Add: Stock-based compensation included in net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)(1)	(77,613)	(93,495)

Pro forma net loss	(123,077)	(191,531)

Net loss per common share—basic and diluted as reported	$(0.23)	$(0.50)

Net loss per common share—basic and diluted pro forma	(0.63)	(0.98)

(1)	On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration.

Teradyne implemented the expense recognition provisions of SFAS 123R effective January 1, 2006. Under the modified prospective transition method as permitted under SFAS 123R, results for prior periods have not been restated. The effect of recording stock-based compensation for the three and six months ended July 2, 2006 was as follows:

	For the Three Months Ended July 2, 2006	For the Six Months Ended July 2, 2006
Cost of sales	$1,184	$2,343
Research and development	1,932	3,823
Selling and administrative	3,117	6,166

Stock-based compensation	6,233	12,332
Income tax benefit	(154)	(229)

Total stock-based compensation expense after income taxes	$6,079	$12,103

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact on both basic and diluted earnings per share for the three and six months ended July 2, 2006 was $0.03 and $0.06 per share, respectively.

Valuation Assumptions

There were no options granted in the three and six months ended July 2, 2006. The weighted-average grant date fair value for options granted during the three and six months ended July 3, 2005 was $5.72 and $6.27 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options For the Three Months Ended		Employee Stock Options For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Expected life (years)	—	4.5	—	4.5
Interest rate	—%	3.8%	—%	3.8%
Volatility	—%	54.1%	—%	54.1%
Dividend yield	—%	0.0%	—%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three and six months ended July 2, 2006 and July 3, 2005, was $3.66 and $3.08, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Purchase For the Three Months Ended		Employee Stock Purchase For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Expected life (years)	0.5	0.5	0.5	0.5
Interest rate	4.4%	3.4%	4.4%	3.4%
Volatility	37.7%	35.5%	37.7%	35.5%
Dividend yield	0.0%	0.0%	0.0%	0.0%

Stock Compensation Plans

Under its stock compensation plans, Teradyne grants (i) options to purchase its common stock at 100% of the fair market value on the date of grant, (ii) restricted stock units and (iii) employee stock purchase rights. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted to employees vest in equal installments over four years and have a maximum term of seven years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years. Restricted stock unit awards granted to employees (excluding executive officers) vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards that have been made to directors will vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards that have been made to executive officers, including the CEO, will vest over two years, with 50% of the award subject to time-based vesting and 50% of the award subject to performance-based vesting. The performance criteria for performance-based grants will be assessed on the first anniversary of the grant date and, in turn, determine the number of performance-based restricted stock units available for vesting over the two-year vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lapse. Under the employee stock purchase plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their eligible compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. There are two six-month purchase periods in each fiscal year.

Restricted Stock Unit and Stock Option Activity:

Restricted stock unit activity and weighted-average grant date fair value information for the six months ended July 2, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested January 1, 2006	1,465	$15.58
Awards Granted	415	16.33
Awards Forfeited	(80)	15.59

Non-vested at July 2, 2006	1,800	$15.95

As of July 2, 2006, there was $20.3 million unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over the weighted-average period of 0.99 years. As of July 2, 2006, there were no vested restricted stock units.

Stock option activity, average option exercise price, weighted-average remaining contractual term and aggregate intrinsic value information for the six months ended July 2, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2006	22,950	$20.73
Options granted	—	—
Options exercised	(562)	12.30
Options forfeited	(79)	13.29
Options canceled	(2,565)	23.44

Outstanding at July 2, 2006	19,744	$20.64	3.5	$16,406

Vested and expected to vest at July 2, 2006	19,691	$20.66	3.5	$16,237

Exercisable at July 2, 2006	18,653	$21.14	3.4	$12,583

As of July 2, 2006, there was $5.7 million unrecognized compensation expense related to non-vested options. Total intrinsic value of options exercised for the six months ended July 2, 2006 was $2.5 million.

As of July 2, 2006, there were 12.0 million shares available for grant.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant option groups outstanding at July 2, 2006 and related weighted-average price and remaining contractual life information follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$ 9.42 - $17.40	4.04	4,689	$12.11	3,599	$12.11
$17.48 - $20.27	3.11	4,148	17.52	4,147	17.52
$21.65 - $21.68	2.26	4,922	21.65	4,922	21.65
$21.91 - $27.40	4.55	5,078	26.62	5,078	26.62
$27.66 - $166.98	2.51	907	40.00	907	40.00

Total		19,744		18,653

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	July 2, 2006	July 3, 2005
Net income (loss)	$82,405	$(45,464)
Foreign currency translation adjustments	616	(321)
Change in unrealized gain on foreign exchange contracts	—	79
Unrealized gain (loss) on marketable securities	(1,207)	1,800
Additional minimum pension liability	(147)	1,925

Comprehensive income (loss)	$81,667	$(41,981)

	For the Six Months Ended
	July 2, 2006	July 3, 2005
Net income (loss)	$127,318	$(98,036)
Foreign currency translation adjustments	708	(515)
Change in unrealized gain (loss) on foreign exchange contracts	(31)	378
Unrealized loss on marketable securities	(2,671)	(2,870)
Additional minimum pension liability	(212)	1,204

Comprehensive income (loss)	$125,112	$(99,839)

C. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R (revised 2004). In annual periods beginning after June 15, 2005, SFAS 123R eliminates the ability to account for equity-based

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Teradyne in currently evaluating the impact of adopting this interpretation.

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	July 2, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$11,996	$7,197	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,778	2,001	4.6 years
Tradenames and trademarks	3,800	2,217	1,583	8.0 years

Total intangible assets	$27,772	$16,991	$10,781	7.2 years

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$10,712	$8,481	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,478	2,301	4.6 years
Tradenames and trademarks	3,800	1,979	1,821	8.0 years

Total intangible assets	$27,772	$15,169	$12,603	7.2 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for both the three months ended July 2, 2006 and July 3, 2005 was $0.9 million. Aggregate amortization expense for both the six months ended July 2, 2006 and July 3, 2005 was $1.8 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2006 (remainder)	1,821
2007	3,529
2008	2,962
2009	2,469
2010	—

E. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income (loss) from continuing operations	$82,405	$(50,778)	$127,318	$(106,229)
Income from discontinued operations	—	5,314	—	8,193

Net income (loss) for basic net income (loss) per share	82,405	(45,464)	127,318	(98,036)
Income impact of assumed conversion of convertible debt	2,629	—	5,383	—

Net income (loss) for diluted net income (loss) per share	$85,034	$(45,464)	$132,701	$(98,036)

Shares used in income (loss) per common share—basic	198,243	195,757	198,130	195,688
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debentures	10,962	—	11,126	—
Employee and director stock options	703	—	1,003	—
Restricted stock units	340	—	274	—
Employee stock purchase rights	108	—	68	—

Dilutive potential common shares	12,113	—	12,471	—

Shares used in net income (loss) per common share—diluted	210,356	195,757	210,601	195,688

Net income (loss) per common share—basic
Continued operations	$0.42	$(0.26)	$0.64	$(0.54)
Discontinued operations	—	0.03		0.04

	$0.42	$(0.23)	$0.64	$(0.50)

Net income (loss) per common share—diluted
Continued operations	$0.40	$(0.26)	$0.63	$(0.54)
Discontinued operations	—	0.03		0.04

	$0.40	$(0.23)	$0.63	$(0.50)

The computation of diluted net income per common share for the three and six months ended July 2, 2006 excludes the effect of the potential exercise of options to purchase approximately 15.5 million and 16.3 million shares, respectively, because the option price was greater than the average market price of the common shares

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the effect would have been anti-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and six months ended July 6, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share”. In using the “if converted” method, $2.6 million and $5.4 million of interest expense related to the convertible notes for the three and six months ended July 6, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. The computation of diluted net loss per common share for the three and six months ended July 3, 2005 excludes the effect of the potential exercise of options to purchase approximately 29.6 million shares because the effect would have been anti-dilutive. Diluted loss per common share for the three and six months ended July 3, 2005 also excludes 14.3 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

F. Restructuring and Other (Credits) Charges, net

The tables below represent activity related to restructuring charges in the six months ended July 2, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $14.1 million as of July 2, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—
Charges	(21,736)	1,153	2,489	50	(18,044)
Cash (payments) receipts	21,736	(253)	(491)	—	20,992
Asset writedowns	—	—	—	(50)	(50)

Balance at July 2, 2006	$—	$900	$1,998	$—	$2,898

During the six months ended July 2, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$21.7 million gain on the sale of real estate, including $21.2 million for a Semiconductor Test facility in Boston, MA and $0.5 million for buildings in Nashua, NH;

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, CA and Waltham, MA; and

•	$2.5 million of severance charges related to headcount reductions across all segments.

2005 Activities

(in thousands)	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
Charges	(49)	555	101	607
Cash payments	(6,309)	(225)	(630)	(7,164)

Balance at July 2, 2006	$3,457	$2,060	$—	$5,517

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended July 2, 2006, Teradyne recorded the following 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.1 million for a software lease obligation in the Semiconductor Test Systems segment.

Pre-2005 Activities

(in thousands)	Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits	(2,976)	—	(386)	(3,362)
Cash (payments) receipts	(2,703)	(99)	386	(2,416)

Balance at July 2, 2006	$9,652	$202	$—	$9,854

During the six months ended July 2, 2006, Teradyne recorded the following pre-2005 restructuring activities:

•	$2.7 million of facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term;

•	$0.4 million credit for earn-out payments received in the Assembly Test Systems segment; and

•	$0.3 million of credits related to exited leases in the Corporate segment.

G. Debt

During the six months ended July 2, 2006, Teradyne repurchased $15 million of the 3.75% Convertible Senior Notes due 2006, resulting in a remaining outstanding amount of $285 million. No gain or loss was recorded related to this transaction for the six months ended July 2, 2006.

H. Retirement Plans

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code, as well as unfunded foreign plans.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three and six months ended July 2, 2006 and July 3, 2005, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Periodic Benefit Cost:
Service cost	$1,741	$1,853	$3,450	$3,609
Interest cost	3,860	3,741	7,795	7,384
Expected return on plan assets	(4,384)	(3,528)	(8,721)	(7,248)
Amortization of unrecognized:
Net transition obligation	19	21	38	41
Prior service cost	211	335	422	554
Net loss	1,326	1,278	2,945	2,389

Total expense	$2,773	$3,700	$5,929	$6,729

Teradyne contributed $20 million to its U.S. Qualified Pension Plan in the six months ended July 2, 2006. Teradyne contributed $5.3 million to its U.K. Qualified Pension Plan in the six months ended July 2, 2006. Teradyne plans to contribute approximately $15 million for the remainder of fiscal 2006 to its pension plans.

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

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net Periodic Benefit Cost:
Service cost	$96	$60	$192	$268
Interest cost	411	378	822	849
Amortization of unrecognized:
Prior service cost	(59)	(76)	(118)	(152)
Net loss	242	258	484	453

Total expense	$690	$620	$1,380	$1,418

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005. Variable compensation, which was previously recorded at Corporate, has been allocated to each reportable segment. Prior periods have been reclassified to conform to this presentation. Segment information for the three and six months ended July 2, 2006 and July 3, 2005 is as follows (in thousands):

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended July 2, 2006:
Net sales	$315,076	$41,566	$34,993	$—	$391,635
Income (loss) before taxes (1)(2)	79,352	1,559	1,650	9,221	91,782

Three months ended July 3, 2005:
Net sales	$163,612	$37,956	$24,583	$—	$226,151
(Loss) income before taxes (1)(2)	(40,489)	2,216	889	(9,086)	(46,470)

Six months ended July 2, 2006:
Net sales	$609,508	$80,289	$64,752	$—	$754,549
Income (loss) before taxes (1)(2)	122,504	3,659	4,199	14,888	145,250

Six months ended July 3, 2005:
Net sales	$311,480	$75,860	$49,168	$—	$436,508
(Loss) income before taxes (1)(2)	(91,576)	(1,661)	1,541	(9,187)	(100,883)

(1)	Net interest and other income are included in Corporate and Eliminations.
(2)	Included in the income (loss) before taxes for the following segments are charges for the three and six months ended July 2, 2006 and July 3, 2005 that include restructuring and other charges, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost of revenues—inventory	$718	$1,525	$8,721	$2,787
Restructuring and other (credits) charges, net	(20,701)	381	(19,438)	1,668

Total	$(19,983)	$1,906	$(10,717)	$4,455

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost of revenues—inventory	$250	$340	$378	$1,003
Restructuring and other (credits) charges, net	644	276	(1,746)	5,401

Total	$894	$616	$(1,368)	$6,404

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Cost of revenues—inventory	$479	$299	$650	$441
Restructuring and other (credits) charges, net	903	246	903	194

Total	$1,382	$545	$1,553	$635

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Restructuring and other (credits) charges, net	(548)	$6,980	(518)	6,978

Total	$(548)	$6,980	$(518)	$6,978

J. Commitments and Contingencies

Legal Claims

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dated October 20, 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In May, 2006, we received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed us that EPA believes we are a de minimus PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from EPA regarding the terms of the de minimus settlement offer that we expect to receive.

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

K. Discontinued Operations

In November, 2005, Teradyne sold its Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the final purchase price was $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. Teradyne sold this operating segment to focus on its core test businesses. Connection Systems had net revenues for the three and six months ended July 3, 2005 of $94.0 million and $189.2 million, respectively. Net income of the discontinued operations was $5.3 million and $8.2 million for the three and six months ended July 3, 2005, respectively.

L. Subsequent Events

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, the Company may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over the next two years. Shares are to be repurchased at the Company’s discretion, subject to market conditions and other factors. Through August 8, 2006, the Company has repurchased 5.5 million shares of common stock for $69.9 million.

In July 2006, Teradyne closed on the sale of two of its buildings, located in San Jose, CA for net proceeds of approximately $9.6 million.

In August 2006, Teradyne repurchased $24 million of the Convertible Senior Notes, pursuant to the repurchase authorization approved by the Board of Directors in January 2006. As of August 8, 2006, $261 million of the principal amount of the Notes remain outstanding.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that other than the adoption of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), there have been no significant changes during the six months ended July 2, 2006 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest. The cumulative effect of the initial adoption of SFAS 123R was not material.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	July 2, 2006	July 3, 2005		July 2, 2006	July 3, 2005
	(in thousands)			(in thousands)
Net revenue	$391,635	$226,151		$754,549	$436,508

Net income (loss)	$82,405	$(45,464)		$127,318	$(98,036)

Percentage of net revenues:
Products	84%	78%		83%	77%
Services	16	22		17	23

Net revenues	100	100		100	100
Cost of revenues:
Cost of products	41	46		41	46
Cost of services	10	17		11	17

Gross profit	49	37		48	37
Operating expenses:
Engineering and development	14	26		14	27
Selling and administrative	19	28		20	30
Restructuring and other charges	(5)	3		(3)	3

Operating expenses	28	57		31	60

Income (loss) from continuing operations	21	(20)		17	(23)
Interest income	3	2		3	2
Interest expense	(1)	(2)		(1)	(2)

Income (loss) from continuing operations before income taxes	23	(20)		19	(23)
Provision for income taxes	2	2		2	1
Income (loss) from continuing operations	21	(22)		17	(24)
Income from discontinued operations (net of income tax provision of $0, $357, $0 and $819 respectively)	—	2		—	2

Net income (loss)	21%	(20)%		17%	(22)%

Provision for income taxes as a percentage of income (loss) from continuing operations before income taxes	10%	(9	) %	12%	(5	) %

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

Connection Systems had net revenues for the three and six months ended July 3, 2005 of $94.0 million and $189.2 million, respectively. Net income of the discontinued operations was $5.3 million and $8.2 million for the three and six months ended July 3, 2005, respectively.

Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-Q relate to continuing operations only.

Second Quarter 2006 Compared to Second Quarter 2005

Bookings

Net bookings for our three principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended
	July 2, 2006	July 3, 2005	% Change
Semiconductor Test Systems	$318.5	$180.4	76.6%
Assembly Test Systems	47.4	48.7	(2.7)
Other Test Systems	37.8	23.2	62.9

	$403.7	$252.3	60.0%

The Semiconductor Test Systems’ increase in orders was attributed to increased demand in the system-on-a-chip (“SOC”) tester market, specifically in the wireless, automotive, gaming, datacom and consumer portable markets. Both the Flex and J750 product lines contributed to the strong order results. Geographically, record orders were seen in Japan and Korea in the second quarter of 2006. We also saw a customer shift in orders from period to period with subcontractors making up a larger percentage of orders in the second quarter of 2006 versus the second quarter of 2005.

The Assembly Test Systems decrease in orders was primarily driven by marginally lower demand in our military/aerospace (“Mil/Aero”) and commercial businesses.

The increase in Other Test Systems’ orders resulted from a strong increase in Diagnostic Solutions, offset by a decrease in Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our three principal reportable segments were $2.0 million and $4.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively. All of the cancellations were attributable to the Semiconductor Test segment.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the second quarter of 2006 and 2005, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	July 2, 2006	July 3, 2005
United States	25%	26%
South East Asia	15	19
Taiwan	14	7
Japan	13	12
Europe	13	18
Korea	11	5
Singapore	8	6
Rest of the World	1	7

	100%	100%

Backlog of unfilled orders for our three principal reportable segments was as follows (in millions):

	For the Three Months Ended
	July 2, 2006	July 3, 2005
Semiconductor Test Systems	$307.8	$259.1
Assembly Test Systems	72.3	74.6
Other Test Systems	55.1	50.6

	$435.2	$384.3

Revenue

Net revenues for our three principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended
	July 2, 2006	July 3, 2005	% Change
Semiconductor Test Systems	$315.1	$163.6	93%
Assembly Test Systems	41.6	38.0	9
Other Test Systems	35.0	24.6	42

	$391.7	$226.2	73%

Semiconductor Test Systems’ revenue increase can be attributed to the cyclical nature of the industry. The increase from period to period represents the recovery from depressed levels in the second quarter of 2005. Almost the entire increase is in our FLEX family and J750 products and is distributed across all regions.

The Assembly Test Systems increase in revenue was driven by the commercial side of the business, offset in part by a decrease in Mil/Aero systems.

The increase in Other Test Systems’ revenue resulted from a strong increase in Diagnostic Solutions sales due primarily to the Vehicle Measurement Module product line, offset by a decrease in Broadband Test Systems sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	July 2, 2006	July 3, 2005
United States	20%	24%
South East Asia	20	20
Europe	16	19
Taiwan	12	10
Singapore	12	8
Japan	11	8
Korea	8	7
Rest of the World	1	4

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended
	July 2, 2006	July 3, 2005	Period Change
Gross Profit	$193.1	$84.8	$108.3
Percent of Total Revenue	49.3%	37.5%

The increase in gross margin from the second quarter of 2005 to 2006 was primarily the result of higher volume in Semiconductor Test Systems, which accounted for 8 points of the increase. The remaining 4 points were due to a shift in mix within Semiconductor Test Systems, primarily due to more product content, as products have higher margins than service, as well as improved service margins from the second quarter of 2005 to 2006.

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

The provisions for excess and obsolete inventory were $1.4 million and $2.1 million for the three months ended July 2, 2006 and July 3, 2005, respectively. During the three months ended July 2, 2006 and July 3, 2005, we scrapped $4.4 million and $16.3 million of inventory, respectively, and sold $2.0 million and $0.1 million of previously written-down or written-off inventory, respectively. As of July 2, 2006, we have inventory related reserves for amounts which had been written-down or written-off of $154.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended
	July 2, 2006	July 3, 2005	Period Change
Engineering and Development	$53.6	$58.2	$(4.6)
Percent of Total Revenue	13.7%	25.7%

The decrease of $4.6 million in engineering and development expenses is due to $6.6 million from workforce reductions in the second half of 2005 as well as $4.2 million primarily for lower project spending associated with the completion of the FLEX platform. These decreases were offset in part by a $6.2 million increase from higher variable employee compensation expense.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended
	July 2, 2006	July 3, 2005	Period Change
Selling and Administrative	$75.6	$64.9	$10.7
Percent of Total Revenue	19.3%	28.7%

The increase of $10.7 million from the second quarter of 2005 to 2006 is primarily the result of:

•	$10.0 million in variable employee compensation;

•	$2.6 million in costs related to the consolidation of facilities in Massachusetts; and

•	$2.2 million net loss in spare parts due to a fire at a third party site in Taiwan.

These increases were offset in part by lower marketing spending of $2.2 million due primarily to workforce reductions as well as $1.9 million from lower foreign exchange expense.

Restructuring and Other (Credits) Charges, Net

The tables below represent activity related to restructuring charges in the three months ended July 2, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $14.1 million as of July 2, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Total
Balance at April 2, 2006	—	$1,075	$41	$1,116
Charges	(21,736)	78	2,422	(19,236)
Cash payments	21,736	(253)	(479)	21,004

Balance at July 2, 2006	$—	$900	$1,984	$2,884

During the three months ended July 2, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$21.7 million gain on the sale of real estate, including $21.2 million for a Semiconductor Test facility in Boston, MA and $0.5 million for buildings in Nashua, NH;

•	$2.4 million of severance charges related to headcount reductions across all segments; and

•	$0.1 million of facility related charges for the exit of a Semiconductor Test facility in Waltham, MA.

The restructuring actions taken in the second quarter of 2006 are expected to generate cost savings of approximately $0.7 million quarterly across all divisions.

2005 Activities

(in thousands)	Severance and Benefits	Facility Related	Other Charges	Total
Balance at April 2, 2006	$6,262	$2,175	$197	$8,634
Charges (reversals)	(49)	—	—	(49)
Cash payments	(2,756)	(115)	(197)	(3,068)

Balance at July 2, 2006	$3,457	$2,060	$—	$5,517

During the three months ended July 2, 2006, Teradyne recorded in connection with the 2005 restructuring activities, a $0.1 million reversal of severance charges related to headcount reductions in the Semiconductor Test segment.

Pre-2005 Activities

(in thousands)	Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at April 2, 2006	$11,641	$242	$—	$11,883
Credits	(260)	—	(157)	(417)
Cash (payments) receipts	(1,729)	(40)	157	(1,612)

Balance at July 2, 2006	$9,652	$202	$—	$9,854

During the three months ended July 2, 2006, Teradyne recorded the following activities related to pre-2005 restructuring activities:

•	$0.3 million of credits related to exited leases in the Corporate segment; and

•	$0.2 million credit for earn-out payments received in the Assembly Test segment.

Interest Income and Expense

Interest income increased to $11.7 million for the second quarter of 2006 from $3.8 million in the second quarter of 2005, due to higher cash balance and higher interest rates. Interest expense decreased to $3.5 million in the second quarter of 2006 from $4.2 million in the second quarter of 2005, due primarily to lower interest payments on convertible debt as a result of repurchases made.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision in the second quarter of 2006 consists primarily of taxes incurred in foreign locations as well as $0.7 million related to the sale of real estate in the U.S. The tax expense for the second quarter of 2005 consists of amounts recorded for foreign taxes including $1.0 million related to the sale of land in Japan.

Six Months of 2006 Compared to Six Months of 2005

Bookings

Net bookings for our three principal reportable segments were as follows (in millions, except percent change):

	For the Six Months Ended		Percent Change
	July 2, 2006	July 3, 2005
Semiconductor Test Systems	$627.9	$346.2	81.4%
Assembly Test Systems	82.4	86.6	(4.8)
Other Test Systems	57.5	60.3	(4.8)

	$767.8	$493.1	55.7%

The Semiconductor Test Systems increase in orders was attributed to increased demand in the system-on-a-chip (“SOC”) tester market, specifically in the wireless, automotive, gaming, datacom and consumer portable markets. The FLEX family of testers has moved into mainstream production and contributed to the majority of growth experienced. We also saw a customer shift in orders from period to period with subcontractors making up a larger percentage of orders in the first half of 2006 versus the first half of 2005.

The Assembly Test Systems decrease in orders was primarily driven by less demand in the Mil/Aero business due to the cyclical nature of the Mil/Aero program buys.

The decrease in Other Test Systems’ orders resulted from a decrease in Broadband Test Systems, offset only slightly by an increase in Diagnostic Solutions.

Cancellations for our three principal reportable segments were $2.4 million and $5.6 million for the six months ended July 2, 2006 and July 3, 2005, respectively. All of the cancellations were attributable to the Semiconductor Test segment.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first half of 2006 and 2005, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Six Months Ended
	July 2, 2006	July 3, 2005
United States	23%	27%
South East Asia	17	19
Taiwan	14	7
Europe	13	18
Japan	13	11
Singapore	12	9
Korea	7	6
Rest of the World	1	3

	100%	100%

Revenue

Net revenues for our three principal reportable segments were as follows (in millions, except percent changes):

	For the Six Months Ended		% Change
	July 2, 2006	July 3, 2005
Semiconductor Test Systems	$609.5	$311.5	95.6%
Assembly Test Systems	80.3	75.8	5.8
Other Test Systems	64.8	49.2	31.7

	$754.6	$436.5	72.9%

Semiconductor Test Systems’ revenue increase can be attributed to the cyclical nature of the industry. The increase from period to period represents the recovery from depressed levels in the first half of 2005. Almost the entire increase is in our FLEX family and J750 products and is distributed across all regions.

The Assembly Test Systems increase in revenue was driven by the commercial side of the business, offset in part by a decrease in Mil/Aero instruments.

The increase in Other Test Systems’ revenue resulted from an increase in Diagnostic Solutions sales, offset by a decrease in Broadband Test Systems sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	July 2, 2006	July 3, 2005
United States	21%	25%
South East Asia	19	19
Europe	16	19
Taiwan	15	9
Singapore	13	9
Japan	9	9
Korea	6	6
Rest of the World	1	4

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 2, 2006	July 3, 2005
Gross Profit	$363.7	$162.4	$201.3
Percent of Total Revenue	48.2%	37.2%

The increase in gross margin from the first six months of 2005 to 2006 was primarily the result of higher volume in Semiconductor Test Systems, which accounted for 8 points of the increase. A shift in mix within

Semiconductor Test Systems contributed 4 points, primarily due to more product content, as products have higher margins than service, as well as improved service margins from the first six months of 2005 to 2006. These increases were partially offset by 1 point resulting from the writedown of $8 million of non-FLEX inventory in Semiconductor Test Systems as well as higher variable employee compensation in 2006.

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

The provisions for excess and obsolete inventory were $9.7 million and $4.2 million for the six months ended July 2, 2006 and July 3, 2005, respectively. During the six months ended July 2, 2006 and July 3, 2005, we scrapped $11.8 million and $21.8 million of inventory, respectively, and sold $2.0 million and $0.1 million of previously written-down or written-off inventory, respectively. As of July 2, 2006, we have inventory related reserves for amounts which had been written-down or written-off of $154.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 2, 2006	July 3, 2005
Engineering and Development	$105.8	$119.5	$(13.7)
Percent of Total Revenue	14.0%	27.4%

The decrease of $13.7 million in engineering and development expenses is due to a $15.5 million from workforce reductions in the second half of 2005 as well as $9.2 million primarily for lower project spending associated with the completion of the FLEX platform. These decreases were offset in part by a $11.0 million increase from higher variable employee compensation expense.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 2, 2006	July 3, 2005
Selling and Administrative	$147.8	$129.2	$18.6
Percent of Total Revenue	19.6%	29.6%

The increase of $18.6 million from the second quarter of 2005 to 2006 is primarily the result of:

•	$17.2 million in variable employee compensation;

•	$4.6 million in costs related to the consolidation of facilities in Massachusetts;

•	$2.2 million net loss in spare parts due to a fire at a third party site in Taiwan in the second quarter of 2006.; and

•	$1.5 million for lower consulting spending.

These increases were offset in part by lower marketing spending of $5.5 million due to the growing acceptance of our FLEX platform as well as $1.4 million from lower foreign exchange expense.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges in the six months ended July 2, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $14.1 million as of July 2, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—
Charges	(21,736)	1,153	2,489	50	(18,044)
Cash (payments) receipts	21,736	(253)	(491)	—	20,992
Asset writedowns	—	—	—	(50)	(50)

Balance at July 2, 2006	$—	$900	$1,998	$—	$2,898

During the six months ended July 2, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$21.7 million gain on the sale of real estate, including $21.2 million for a Semiconductor Test facility in Boston, MA and $0.5 million for buildings in Nashua, NH.

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, CA and Waltham, MA; and

•	$2.5 million of severance charges related to headcount reductions across all segments.

The restructuring actions taken in the six months ended July 2, 2006 are expected to generate cost savings of approximately $0.8 million quarterly across all divisions.

2005 Activities

(in thousands)	Severance and Benefits	Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
Charges	(49)	555	101	607
Cash payments	(6,309)	(225)	(630)	(7,164)

Balance at July 2, 2006	$3,457	$2,060	$—	$5,517

During the six months ended July 2, 2006, Teradyne recorded the following 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.1 million for a software lease obligation in the Semiconductor Test Systems segment.

Pre-2005 Activities

(in thousands)	Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits	(2,976)	—	(386)	(3,362)
Cash (payments) receipts	(2,703)	(99)	386	(2,416)

Balance at July 2, 2006	$9,652	$202	$—	$9,854

During the six months ended July 2, 2006, Teradyne recorded the following pre-2005 restructuring activities:

•	$2.7 million of facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility that had been exited prior to the end of the lease term; and

•	$0.4 million credit for earn-out payments received in the Assembly Test Systems segment.

•	$0.3 million of credits related to exited leases in the Corporate segment.

Interest Income and Expense

Interest income increased to $21.1 million for the first six months of 2006 from $8.2 million in the first six months of 2005 due to higher cash balances and higher interest rates. Interest expense decreased to $6.8 million in the first six months of 2006 from $8.6 million in the first six months of 2005 due to lower interest payments on convertible debt as a result of repurchases made.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax expense for the first half of 2006 consists of amounts recorded for foreign taxes as well as $0.7 million related to the sale of real estate in the U.S. The tax provision for the first half of 2005 consists of taxes incurred in foreign locations, including $1.0 million related to the sale of land in Japan, combined with audit settlements with the Internal Revenue Service and the state of California.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $187.8 million in the first six months of 2006, to $1.1 billion. Cash activity for the first six months of 2006 and 2005 was as follows (in millions):

	For the Six Months Ended
	July 2, 2006	July 3, 2005
Cash provided by (used for) operating activities:
Net income (loss) from continuing operations, adjusted for non-cash items	$171.7	$(50.4)
Changes in operating assets and liabilities, net of product lines and businesses sold and acquired	31.5	(52.2)
Cash provided by discontinued operations	—	21.6

Total cash provided by (used for) operating activities	203.2	(81.0)
Cash (used for) provided by investing activities from continuing operations	(201.9)	72.9
Cash provided by (used for) investing activities from discontinued operations	—	(9.9)

Total cash (used for) provided by investing activities	(201.9)	63.0
Total cash (used for) provided by financing activities	$(5.5)	$7.9

Decrease in cash and cash equivalents	$(4.2)	$(10.1)

Changes in operating assets and liabilities provided cash of $31.5 million in the first six months of 2006 due primarily to a $48.5 million decrease in inventory as a result of shorter final configuration and test cycle time with our Flex products. Accounts receivable balances increased $44.6 million, primarily in the Semiconductor Test Systems segment, due to an increase in volume, while days sales outstanding (“DSO”) decreased from 71 days as of July 3, 2005 to 65 days as of July 2, 2006. We contributed $20 million to the U.S. Qualified Pension Plan and $5.3 million to the U.K. Qualified Pension Plan. Changes in operating assets and liabilities used cash of $52.2 million in the first six months of 2005, primarily due to an increase in accounts receivable and inventory balances and a decrease in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of the purchase, sale and maturity of marketable securities, proceeds from the sale of business and product lines, proceeds from the sale of land and building and purchases of capital assets. Capital expenditures decreased by $17.8 million in the first six months of 2006 compared to the first six months of 2005 across all operating segments, primarily due to a decrease in spending on internally manufactured test systems, and to a lesser extent by decreased spending on externally purchased property, plant and equipment.

Financing activities represent the issuance of our common stock under employee plans and payments on our convertible senior notes and other long-term debt. The decrease of $13.4 million from the first six months of 2005 to the first six months of 2006 is due to lower proceeds from employee stock option exercises in 2006.

We believe our cash, cash equivalents and marketable securities balance of $1.1 billion will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Events

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market purchases, in privately negotiated or through other appropriate means over the next two years. Shares are to be repurchased at our discretion, subject to market conditions and other factors. Through August 8, 2006, we have repurchased 5.5 million shares of common stock for $69.9 million.

In July 2006, Teradyne closed on the sale of two of our buildings located on San Jose, CA, for net proceeds of approximately $9.6 million.

In August 2006, we repurchased $24 million of our Convertible Senior Notes, pursuant to the repurchase authorization approved by the Board of Directors in January 2006. As of August 8, 2006, $261 million of the principal amount of the Notes remain outstanding.

Equity Compensation Plans

In addition to Teradyne’s 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation” in Teradyne’s 2005 Form 10-K, Teradyne maintains a cash and equity compensation incentive plan under which its equity securities are authorized for issuance to Teradyne’s employees, directors and consultants.

The purpose of these plans is to provide equity ownership and compensation opportunities in Teradyne (each, an “Award”) by attracting and retaining the services of qualified and talented persons to serve as employees, directors and/or consultants of Teradyne. Both plans were approved by Teradyne’s shareholders.

2006 Equity and Cash Compensation Incentive Plan (“2006 Plan”)

In May 2006, the 2006 Plan was approved by the shareholders. The 2006 Plan replaces the Teradyne, Inc. 1991 Employee Stock Option Plan (the “1991 Plan”), which would otherwise have expired in 2011; the Teradyne, Inc. 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which would have otherwise expired in 2006; the Teradyne, Inc. 1997 Employee Stock Option Plan (the “1997 Plan”), which would have otherwise expired in 2007; and the Variable Compensation Plan for 2007. As a result of the approval of the 2006 Plan all shares available for grant under the 1991 Plan, the Director Plan and the 1997 Plan are no longer available for grant. The 2006 Plan is administered by a committee (the “Committee”) composed solely of members of Teradyne’s board of directors that are independent.

Awards under the 2006 Plan may be either or both stock- and cash-based. Awards shall take the form of options which qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock or any other stock-based interests as the Committee shall deem up to a maximum of 12,000,000 shares of Teradyne’s common stock. The maximum number of shares of stock-based awards that may be granted to any individual Participant under the Plan during any one fiscal year may not exceed 2,000,000. The Committee determines the terms and conditions of each stock-based Award, including the number of shares subject to such Award or a formula for making this determination; the exercise or purchase price, as applicable, of such Award and the means of payment for shares; the vesting schedule; the Performance Criteria, if any, that determine the number of shares or options granted, issued, retainable and/or vested; other terms and conditions on the grant, issuance and/or forfeiture of the shares or options; and such further terms and conditions as may be determined by the Committee. The 2006 Plan expires in 2016.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Teradyne in currently evaluating the impact of adopting this interpretation.

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

In May, 2006, we received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed us that EPA believes we are a de minimus PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from EPA regarding the terms of the de minimus settlement offer that we expect to receive.

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

Item 4: Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of the security holders of Teradyne was held at 10:00 A.M. Eastern Time on May 25, 2006 at 100 Federal Street, Boston, Massachusetts. :

(b)	The following were elected as Class III directors, to serve for a three (3) year term and until their successors gave been duly elected and qualified:

Nominee	Total Vote For Each Nominee	Total Vote Withheld For Each Nominee
Albert Carnesale	175,936,743	9,506,944
George W. Chamillard	178,700,766	6,742,921
Roy A. Vallee	176,617,770	8,825,917

The terms of office of directors James W. Bagley, Michael A. Bradley, Vincent M. O’Reilly, Paul J. Tufano, and Patricia S. Wolpert continued after the meeting.

(c)	The second, third and fourth proposals voted upon at the annual meeting were as follows:

2.	To approve the Teradyne, inc. 2006 Equity and Cash Compensation Incentive Plan.

3.	To ratify the Audit Committee’ s selection of the firm of PricewaterhouseCoopers LLP as the independent auditors for the fiscal year ending December 31, 2006.

4.	To vote on the shareholder proposal entitled “Director Election Majority Vote Standard Proposal” if properly presented.:

Proposal	Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
2	150,243,797	12,326,111	1,466,963	21,406,816
3	181,797,292	2,486,002	1,160,393	0
4	70,701,503	90,943,097	2,392,271	21,406,816

Item 6: Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

August 10, 2006