Form 10-Q
period 2006-10-01
TERADYNE, INC
filed 2006-11-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 1-6462

TERADYNE, INC.

(Exact name of registrant as specified in its charter)

Massachusetts	04-2272148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Riverpark Drive, North Reading, Massachusetts	01864
(Address of Principal Executive Offices)	(Zip Code)

978-370-2700

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 27, 2006 was 189,779,011 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2006	December 31, 2005
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$755,033	$340,699
Marketable securities	65,051	354,042
Accounts receivable, net of allowance for doubtful accounts of $5,050 and $4,926 on October 1, 2006 and December 31, 2005, respectively	231,779	232,462
Inventories:
Parts	13,558	37,028
Assemblies in process	82,718	105,678

Net inventories	96,276	142,706
Prepayments and other current assets	23,574	25,033

Total current assets	1,171,713	1,094,942
Property, plant, and equipment, at cost	882,451	1,058,870
Less: accumulated depreciation	511,886	637,584

Net property, plant, and equipment	370,565	421,286
Marketable securities	326,181	232,952
Goodwill	69,147	69,147
Other assets	38,756	41,405

Total assets	$1,976,362	$1,859,732

LIABILITIES
Current liabilities:
Notes payable—banks	$—	$2,547
Current portion of long-term debt	261,000	300,282
Accounts payable	63,462	48,012
Accrued employees’ compensation and withholdings	74,990	81,670
Deferred revenue and customer advances	38,803	31,477
Other accrued liabilities	55,172	48,273
Income taxes payable	28,339	3,234

Total current liabilities	521,766	515,495
Pension liability	39,202	57,106
Long-term other accrued liabilities	50,028	42,646
Other long-term debt	—	1,819

Total liabilities	610,996	617,066

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 190,430 and 197,011 shares issued and outstanding at October 1, 2006 and December 31, 2005, respectively	23,804	24,626
Additional paid-in capital	1,187,294	1,221,990
Deferred compensation	—	(22,104)
Accumulated other comprehensive loss	(74,672)	(78,348)
Retained earnings	228,940	96,502

Total shareholders’ equity	1,365,366	1,242,666

Total liabilities and shareholders’ equity	$1,976,362	$1,859,732

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands, except per share amounts)
Net revenues:
Products	$295,396	$237,864	$924,432	$574,347
Services	63,726	55,709	189,239	155,734

Total net revenues	359,122	293,573	1,113,671	730,081
Cost of revenues:
Cost of products	144,050	165,209	455,156	363,536
Cost of services	39,781	39,208	119,527	114,948

Total cost of revenues	183,831	204,417	574,683	478,484

Gross profit	175,291	89,156	538,988	251,597
Operating expenses:
Engineering and development	53,289	53,699	159,064	173,245
Selling and administrative	71,774	62,639	219,546	191,835
Restructuring and other (credits) charges, net	(15,118)	13,796	(35,917)	28,037

Operating expenses	109,945	130,134	342,693	393,117

Income (loss) from continuing operations	65,346	(40,978)	196,295	(141,520)
Interest income	12,453	3,972	33,595	12,218
Interest expense	(3,518)	(4,059)	(10,359)	(12,646)

Income (loss) from continuing operations before income taxes	74,281	(41,065)	219,531	(141,948)
Provision for income taxes	9,830	2,788	27,762	8,134

Income (loss) from continuing operations	64,451	(43,853)	191,769	(150,082)
(Loss) income from discontinued operations (net of income tax provision of $3,886, $239, $3,886 and $1,058, respectively)	(3,886)	8,475	(3,886)	16,668

Net income (loss)	$60,565	$(35,378)	$187,883	$(133,414)

Net income (loss) from continuing operations per common share:
Basic	$0.33	$(0.22)	$0.98	$(0.77)

Diluted	$0.33	$(0.22)	$0.96	$(0.77)

Net income (loss) per common share:
Basic	$0.31	$(0.18)	$0.96	$(0.68)

Diluted	$0.31	$(0.18)	$0.94	$(0.68)

Shares used in net income (loss) per common share—basic	193,563	196,835	196,608	196,070

Shares used in net income (loss) per common share—diluted	204,551	196,835	208,585	196,070

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$187,883	$(133,414)
(Loss) income from discontinued operations (net of tax)	(3,886)	16,668

Income (loss) from continuing operations	191,769	(150,082)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	52,185	69,639
Amortization	3,866	4,253
Stock-based compensation	18,466	—
Impairment of long-lived assets	50	8,331
Gain on sale of land and building	(38,319)	(4,398)
Gain on sale of product lines	(406)	(1,521)
Provision for excess and obsolete inventory	12,773	45,106
Other non-cash items, net	3,237	249
Changes in operating assets and liabilities, net of product lines sold:
Accounts receivable	579	(43,318)
Inventories	66,760	39,831
Other assets	4,301	(5,417)
Accounts payable, deferred revenue and accrued expenses	5,423	(32,100)
Accrued income taxes	25,105	(3,527)

Net cash provided by (used for) continuing operations	345,789	(72,954)
Net cash (used for) provided by discontinued operations	(3,886)	29,486

Net cash provided by (used for) operating activities	341,903	(43,468)

Cash flows from investing activities:
Investments in property, plant and equipment	(82,670)	(90,457)
Proceeds from sale of product lines and business	406	1,521
Proceeds from sale of land and building	79,220	16,740
Purchases of available-for-sale marketable securities	(372,570)	(136,172)
Proceeds from sale and maturities of available-for-sale marketable securities	578,999	278,347

Net cash provided by continuing operations	203,385	69,979
Net cash used for discontinued operations	—	(16,276)

Net cash provided by investing activities	203,385	53,703

Cash flows from financing activities:
Payments of long term debt and notes payable	(43,648)	(22,062)
Repurchase of common stock	(109,312)	—
Issuance of common stock under employee stock option and stock purchase plans	22,006	33,025

Net cash (used for) provided by financing activities	(130,954)	10,963

Increase in cash and cash equivalents	414,334	21,198
Cash and cash equivalents at beginning of period	340,699	209,147

Cash and cash equivalents at end of period	$755,033	$230,345

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

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Balance at beginning of period	$10,495	$12,447
Accruals for warranties issued during the period	18,076	7,203
Accruals related to pre-existing warranties (including changes in estimates)	(154)	(710)
Settlements made during the period	(12,742)	(10,683)

Balance at end of period	$15,675	$8,257

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities (in thousands).

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Balance at beginning of period	$5,596	$4,090
Deferral of new extended warranty revenue	5,142	2,377
Recognition of extended warranty deferred revenue	(2,224)	(1,436)

Balance at end of period	$8,514	$5,031

Employee Stock Option Plans and Employee Stock Purchase Plan

Under its stock compensation plans, Teradyne has granted stock options and restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).

Teradyne grants stock options to purchase its common stock at 100% of the fair market value on the grant date. Generally stock options vest in equal installments over four years from the grant date and have a maximum term of seven years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years.

Restricted stock unit awards granted to employees prior to 2006 (excluding executive officers) vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards granted to employees in 2006 (excluding executive officers) vest in equal installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers in January, 2006, including the CEO, will vest over two years, with 50% of the award subject to time-based vesting and 50% of the award subject to performance-based vesting. The percentage level of

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

performance satisfied for performance-based grants will be assessed on the first anniversary of the grant date and, in turn, that percentage level will determine the number of performance-based restricted stock units available for vesting over the two-year vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Under the ESPP, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their eligible compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. There are two six-month purchase periods in each fiscal year.

Effective January 1, 2006, Teradyne adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro-forma table below reflects the effect of recording stock-based compensation for the three and nine months ended October 2, 2005, had Teradyne applied the fair value recognition provisions of SFAS 123:

	For the Three Months Ended October 2, 2005	For the Nine Months Ended October 2, 2005
	in thousands except per share amounts	in thousands except per share amounts
Net loss from continuing operations as reported	$(43,853)	$(150,082)
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included) (1)	(1,536)	(90,340)

Pro forma loss from continuing operations	(45,389)	(240,422)

Net loss from continuing operations per common share—basic and diluted as reported	$(0.22)	$(0.77)

Net loss from continuing operations per common share—basic and diluted pro forma	(0.23)	(1.23)

Net loss as reported	$(35,378)	$(133,414)
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included) (1)	(3,881)	(97,376)

Pro forma net loss	(39,259)	(230,790)

Net loss per common share—basic and diluted as reported	$(0.18)	$(0.68)

Net loss per common share—basic and diluted pro forma	(0.20)	(1.18)

(1)	On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of Teradyne’s common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. Options to purchase approximately 7.6 million shares became exercisable immediately as a result of the vesting acceleration.

Teradyne implemented the expense recognition provisions of SFAS 123R effective January 1, 2006. Under the modified prospective transition method as permitted under SFAS 123R, results for prior periods have not been restated. The effect of recording stock-based compensation for the three and nine months ended October 1, 2006 was as follows:

	For the Three Months Ended October 1, 2006	For the Nine Months Ended October 1, 2006
Cost of sales	$1,165	$3,508
Research and development	1,902	5,725
Selling and administrative	3,067	9,233

Stock-based compensation	6,134	18,466
Income tax benefit	(139)	(368)

Total stock-based compensation expense after income taxes	$5,995	$18,098

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact on both basic and diluted earnings per share for the three and nine months ended October 1, 2006 was $0.03 and $0.09 per share, respectively.

Valuation Assumptions

There were no options granted in the three and nine months ended October 1, 2006. The weighted-average grant date fair value for options granted during the three and nine months ended October 2, 2005 was $7.58 and $6.88 per option, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Options For the Three Months Ended	Employee Stock Options For the Nine Months Ended
	October 2, 2005	October 2, 2005
Expected life (years)	3.9	4.4
Interest rate	4.6%	3.8%
Volatility	52.5%	53.9%
Dividend yield	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted during the three months ended October 1, 2006 and October 2, 2005, was $3.28 and $4.30, respectively, and for the nine months ended October 1, 2006 and October 2, 2005 was $3.53 and $3.50, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Employee Stock Purchase For the Three Months Ended		Employee Stock Purchase For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Expected life (years)	0.5	0.5	0.5	0.5
Interest rate	5.3%	3.9%	4.7%	3.9%
Volatility	31.2%	37.2%	35.3%	37.2%
Dividend yield	0.0%	0.0%	0.0%	0.0%

As of October 1, 2006, there were 1.9 million shares available for grant under the ESPP.

Restricted Stock Unit and Stock Option Activity:

Restricted stock unit activity and weighted-average grant date fair value information for the nine months ended October 1, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested January 1, 2006	1,465	$15.58
Awards Granted	440	17.08
Awards Forfeited	(108)	15.61

Non-vested at October 1, 2006	1,797	$15.93

As of October 1, 2006, there was $17.0 million unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over the weighted-average period of 0.76 years. As of October 1, 2006, there were no vested restricted stock units.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity, average option exercise price, weighted-average remaining contractual term and aggregate intrinsic value information for the nine months ended October 1, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding January 1, 2006	22,950	$20.73
Options granted	—	—
Options exercised	(621)	12.23
Options forfeited	(112)	13.12
Options canceled	(2,877)	22.99

Outstanding at October 1, 2006	19,340	$20.65	3.2	$6,882

Vested and expected to vest at October 1, 2006	19,302	$20.66	3.2	$6,833

Exercisable at October 1, 2006	18,308	$21.13	3.2	$5,291

As of October 1, 2006, there was $4.2 million of unrecognized compensation expense related to non-vested options. Total intrinsic value of options exercised for the nine months ended October 1, 2006 was $2.7 million.

As of October 1, 2006, there were approximately 12.0 million shares available for grant.

Significant option groups outstanding at October 1, 2006 and related weighted-average price and remaining contractual life information follows:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$ 9.42 - $17.40	3.77	4,555	$12.10	3,524	$12.12
$17.48 - $20.27	2.86	4,084	17.52	4,083	17.52
$21.65 - $21.68	2.01	4,864	21.65	4,864	21.65
$21.91 - $27.40	4.32	4,950	26.64	4,950	26.64
$27.66 - $166.98	2.26	887	40.00	887	40.00

Total		19,340		18,308

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), minimum pension liability adjustments, unrealized gains and losses on foreign exchange contracts, unrealized gains and losses on certain investments in debt and equity securities and cumulative translation adjustments. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended
	October 1, 2006	October 2, 2005
Net income (loss)	$60,565	$(35,378)
Foreign currency translation adjustments	1,038	(286)
Change in unrealized gain on foreign exchange contracts	—	70
Unrealized gain (loss) on marketable securities	4,974	(1,720)
Change in additional minimum pension liability	(130)	45

Comprehensive income (loss)	$66,447	$(37,269)

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Net income (loss)	$187,883	$(133,414)
Foreign currency translation adjustments	1,746	(801)
Change in unrealized (loss) gain on foreign exchange contracts	(31)	448
Unrealized loss on marketable securities	2,303	(4,590)
Change in additional minimum pension liability	(342)	1,249

Comprehensive income (loss)	$191,559	$(137,108)

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification,

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Teradyne is currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. Teradyne is required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. Teradyne is currently evaluating the impact of adopting this interpretation.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ended December 31, 2006. Teradyne does not believe that the adoption of SAB 108 will have a material impact on its financial positions or results of operations.

D. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$12,638	$6,555	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,928	1,851	4.6 years
Tradenames and trademarks	3,800	2,335	1,465	8.0 years

Total intangible assets	$27,772	$17,901	$9,871	7.2 years

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$10,712	$8,481	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,478	2,301	4.6 years
Tradenames and trademarks	3,800	1,979	1,821	8.0 years

Total intangible assets	$27,772	$15,169	$12,603	7.2 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for both the three months ended October 1, 2006 and October 2, 2005 was $0.9 million. Aggregate amortization expense for both the nine months ended October 1, 2006 and October 2, 2005 was $2.7 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2006 (remainder)	911
2007	3,529
2008	2,962
2009	2,469
2010	—

E. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss) from continuing operations	$64,451	$(43,853)	$191,769	$(150,082)
(Loss) income from discontinued operations	(3,886)	8,475	(3,886)	16,668

Net income (loss) for basic net income (loss) per share	60,565	(35,378)	187,883	(133,414)
Income impact of assumed conversion of convertible debt	2,562	—	7,945	—

Net income (loss) for diluted net income (loss) per share	$63,127	$(35,378)	$195,828	$(133,414)

Shares used in income (loss) per common share—basic	193,563	196,835	196,608	196,070
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debentures	10,367	—	10,873	—
Employee and director stock options	235	—	748	—
Restricted stock units	361	—	303	—
Employee stock purchase rights	25	—	53	—

Dilutive potential common shares	10,988	—	11,977	—

Shares used in net income (loss) per common share—diluted	204,551	196,835	208,585	196,070

Net income (loss) per common share—basic
Continued operations	$0.33	$(0.22)	$0.98	$(0.77)
Discontinued operations	(0.02)	0.04	(0.02)	0.09

	$0.31	$(0.18)	$0.96	$(0.68)

Net income (loss) per common share—diluted
Continued operations	$0.33	$(0.22)	$0.96	$(0.77)
Discontinued operations	(0.02)	0.04	(0.02)	0.09

	$0.31	$(0.18)	$0.94	$(0.68)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per common share for the three and nine months ended October 1, 2006 excludes the effect of the potential exercise of options to purchase approximately 15.9 million and 16.0 million shares, respectively, because the option price was greater than the average market price of the common shares. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and nine months ended October 1, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share.” In using the “if converted” method, $2.6 million and $7.9 million of interest expense related to the convertible notes for the three and nine months ended October 1, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. Accordingly, 10.4 million and 10.9 million incremental shares from the assumed conversion of the convertible debt are added to shares when calculating diluted net income per common share for the three and nine months ended October 1, 2006.

The computation of diluted net loss per common share for the three and nine months ended October 1, 2005 excludes the effect of the potential exercise of options to purchase approximately 26.4 million shares because the effect would have been anti-dilutive. Diluted loss per common share for the three and nine months ended October 2, 2005 also excludes 14.3 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

F. Restructuring and Other (Credits) Charges, net

The tables below represent activity related to restructuring charges in the nine months ended October 1, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $12.6 million as of October 1, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Vacated Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—
(Credits) charges	(38,319)	1,153	3,527	50	(33,589)
Cash receipts (payments)	38,319	(387)	(1,715)	—	36,217
Asset writedowns	—	—	—	(50)	(50)

Balance at October 1, 2006	$—	$766	$1,812	$—	$2,578

During the nine months ended October 1, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$38.3 million gain on the sale of real estate, including $36.5 million for two Semiconductor Test Systems facilities in Boston, MA, $1.3 million for a Semiconductor Test Systems facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$1.2 million of facility related charges for the exit of Semiconductor Test Systems facilities in Newbury Park, CA and Waltham, MA; and

•	$3.5 million of severance charges related to headcount reductions across all segments.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 Activities

(in thousands)	Severance and Benefits	Vacated Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
(Credits) charges	(49)	555	101	607
Cash payments	(7,861)	(310)	(630)	(8,801)

Balance at October 1, 2006	$1,905	$1,975	$—	$3,880

During the nine months ended October 1, 2006, Teradyne recorded the following 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Poway, CA, that had been exited prior to the end of the lease term; and

•	$0.1 million for an impaired software lease obligation in the Semiconductor Test Systems segment.

Pre-2005 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits, net	(2,529)	—	(406)	(2,935)
Cash (payments) receipts	(3,425)	(107)	406	(3,126)

Balance at October 1, 2006	$9,377	$194	$—	$9,571

During the nine months ended October 1, 2006, Teradyne recorded the following pre-2005 restructuring activities:

•	$2.2 million of net facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Westford, MA, that had been exited prior to the end of the lease term;

•	$0.4 million credit for earn-out payments received in the Assembly Test Systems segment; and

•	$0.3 million of credits related to exited leases in the Corporate segment.

G. Debt

During the nine months ended October 1, 2006, Teradyne repurchased $39 million of the 3.75% Convertible Senior Notes due 2006, resulting in a remaining outstanding amount of $261 million. No gain or loss was recorded related to this transaction for the nine months ended October 1, 2006.

H. Stock Repurchase Program

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, the Company may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchases, in privately negotiated transactions or through other appropriate means over the next two years. Shares are to be repurchased at the Company’s discretion, subject to market conditions and other factors. During the three and nine months ended October 1, 2006, the Company repurchased 8.5 million shares of common stock for $109.3 million at an average price of $12.83. Subsequently, we have repurchased 1.9 million shares of common stock for $25.9 million through November 10, 2006.

I. Retirement Plans

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

Components of net periodic pension cost for all plans for the three and nine months ended October 1, 2006 and October 2, 2005, respectively, are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Periodic Benefit Cost:
Service cost	$1,743	$1,788	$5,193	$5,363
Interest cost	3,914	3,685	11,709	11,054
Expected return on plan assets	(4,370)	(3,830)	(13,091)	(11,068)
Amortization of unrecognized:
Net transition obligation	18	19	55	58
Prior service cost	211	277	633	831
Net loss	1,479	1,192	4,424	3,576

Total expense	$2,995	$3,131	$8,923	$9,814

Teradyne contributed $20 million to its U.S. Qualified Pension Plan in the nine months ended October 1, 2006. Teradyne contributed $5.3 million to its U.K. Qualified Pension Plan in the nine months ended October 1, 2006. Teradyne plans to contribute approximately $16.5 million for the remainder of fiscal 2006 to its pension plans.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net Periodic Benefit Cost:
Service cost	$(1)	$134	$191	$402
Interest cost	231	425	1,053	1,274
Amortization of unrecognized:
Prior service cost	(59)	(76)	(176)	(228)
Net (gain) loss	(71)	226	412	679

Total expense	$100	$709	$1,480	$2,127

J. Segment Information

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2005. Variable compensation, which was previously recorded at Corporate, has been allocated to each reportable segment. Prior periods have been reclassified to conform to this presentation. Segment information for the three and nine months ended October 1, 2006 and October 2, 2005 is as follows (in thousands):

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended October 1, 2006:
Net sales	$282,776	$41,937	$34,409	$—	$359,122
Income before taxes (1)(2)	63,246	2,191	505	8,339	74,281

Three months ended October 2, 2005:
Net sales	$228,469	$39,271	$25,833	$—	$293,573
(Loss) income before taxes (1)(2)	(45,355)	3,366	3,190	(2,266)	(41,065)

Nine months ended October 1, 2006:
Net sales	$892,284	$122,226	$99,161	$—	$1,113,671
Income before taxes (1)(2)	185,750	5,850	4,704	23,227	219,531

Nine months ended October 2, 2005:
Net sales	$539,949	$115,131	$75,001	$—	$730,081
(Loss) income before taxes (1)(2)	(136,931)	1,705	4,731	(11,453)	(141,948)

(1)	Net interest income is included in Corporate and Eliminations.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Included in the income (loss) before taxes for the following segments are charges for the three and nine months ended October 1, 2006 and October 2, 2005 that include restructuring and other charges, inventory provisions and inventory write downs:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenues—inventory	$1,288	$40,265	$10,009	$43,052
Restructuring and other (credits) charges, net	(16,261)	12,591	(35,699)	14,259

Total	$(14,973)	$52,856	$(25,690)	$57,311

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenues—inventory	$267	$408	$645	$1,411
Restructuring and other charges (credits), net	427	(470)	(1,319)	4,931

Total	$694	$(62)	$(674)	$6,342

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Cost of revenues—inventory	$1,469	$201	$2,119	$643
Restructuring and other (credits) charges, net	(6)	79	897	273

Total	$1,463	$280	$3,016	$916

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Restructuring and other charges, net	$722	$1,596	$204	$8,574

Total	$722	$1,596	$204	$8,574

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. Commitments and Contingencies

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

In May, 2006, we received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed us that EPA believes we are a de minimis PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from EPA regarding the terms of the de minimis settlement offer that we expect to receive.

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

L. Discontinued Operations

In November, 2005, Teradyne sold its Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the final purchase price was $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. Teradyne sold this operating segment to focus on its core test businesses. Connection Systems had net revenues for the three and nine months ended October 2, 2005 of $93.1 million and $282.4 million, respectively. Net income of the discontinued operations was $8.5 million and $16.7 million for the three and nine months ended October 2, 2005, respectively. Net loss of the discontinued operations was $3.9 million for the three and nine months ended October 1, 2006. Under applicable accounting guidance, the $3.9 million loss consists of a tax provision from the gain on the sale of TCS. There is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return.

M. Subsequent Event

On October 16, 2006, Teradyne paid off the outstanding balance, approximately $261 million aggregate principal amount, of its 3.75% Senior Convertible Notes due 2006 in accordance with the terms of the Indenture, dated as of October 24, 2001.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that other than the adoption of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), there have been no significant changes during the nine months ended October 1, 2006 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands)		(in thousands)
Net revenues	$359,122	$293,573	$1,113,671	$730,081

Net income (loss)	$60,565	$(35,378)	$187,883	$(133,414)

Percentage of net revenues:
Products	82%	81%	83%	79%
Services	18	19	17	21

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	40	56	41	50
Cost of services	11	13	11	16

Total cost of revenues	51	69	52	66
Gross profit	49	31	48	34
Operating expenses:
Engineering and development	15	18	14	24
Selling and administrative	20	22	19	25
Restructuring and other (credits) charges, net	(4)	5	(3)	4

Operating expenses	31	45	30	53

Income (loss) from continuing operations	18	(14)	18	(19)
Interest income	4	1	3	2
Interest expense	(1)	(1)	(1)	(2)

Income (loss) from continuing operations before income taxes	21	(14)	20	(19)
Provision for income taxes	3	1	3	1
Income (loss) from continuing operations	18	(15)	17	(20)
(Loss) income from discontinued operations (net of income tax provision of $3,886, $239, $3,886 and $1,058 respectively)	(1)	3	—	2

Net income (loss)	17%	(12)%	17%	(18)%

Provision for income taxes as a percentage of income (loss) from continuing operations before income taxes	13%	(7)%	13%	(6)%

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

Connection Systems had net revenues for the three and nine months ended October 2, 2005 of $93.1 million and $282.4 million, respectively. Net income of the discontinued operations was $8.5 million and $16.7 million for the three and nine months ended October 2, 2005, respectively. Net loss of the discontinued operations was $3.9 million for the three and nine months ended October 1, 2006. Under applicable accounting guidance, the

$3.9 million loss consists of a tax provision from the gain on the sale of TCS. There is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return.

Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-Q relate to continuing operations only.

Third Quarter 2006 Compared to Third Quarter 2005

Bookings

Net bookings for our three principal reportable segments were as follows (in millions, except percent change):

	For the Three Months Ended
	October 1, 2006	October 2, 2005	% Change
Semiconductor Test Systems	$182.4	$251.8	(27.6)%
Assembly Test Systems	41.8	26.9	55.4
Other Test Systems	15.0	21.2	(29.2)

	$239.2	$299.9	(20.2)%

The Semiconductor Test Systems’ orders decreased 28% as compared to the prior year reflecting a sharp correction in the system-on-a-chip (“SOC”) test market. This correction was across a wide range of end markets, applications, and geographies driven mostly by subcontractors. Partially offsetting the overall demand decrease, orders remained strong in the image sensor and microcontroller segments.

The Assembly Test Systems increase in orders was primarily driven by increased demand in our military/aerospace (“Mil/Aero”) businesses.

The decrease in Other Test Systems’ orders resulted primarily from a decrease in Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our three principal reportable segments were $1.3 million for the three months ended October 2, 2005. All of the cancellations were attributable to the Semiconductor Test Systems segment. There were no cancellations for the three months ended October 1, 2006.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the third quarter of 2006 and 2005, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	October 1, 2006	October 2, 2005
United States	30%	20%
South East Asia	19	20
Europe	16	13
Japan	11	8
Singapore	10	21
Taiwan	7	12
Korea	6	6
Rest of the World	1	—

	100%	100%

Backlog of unfilled orders for our three principal reportable segments was as follows (in millions):

	For the Three Months Ended
	October 1, 2006	October 2, 2005
Semiconductor Test Systems	$207.1	$280.9
Assembly Test Systems	72.1	62.2
Other Test Systems	35.8	45.8

	$315.0	$388.9

Revenue

Net revenues for our three principal reportable segments were as follows (in millions, except percent changes):

	For the Three Months Ended
	October 1, 2006	October 2, 2005	% Change
Semiconductor Test Systems	$282.8	$228.5	23.8%
Assembly Test Systems	41.9	39.3	6.6
Other Test Systems	34.4	25.8	33.3

	$359.1	$293.6	22.3%

Semiconductor Test Systems’ revenue increase can be attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment. Almost the entire increase is in our FLEX family and J750 products and is distributed across all regions.

The Assembly Test Systems increase in revenue was primarily driven by the Mil/Aero systems market.

The increase in Other Test Systems’ revenue resulted from a strong increase in Diagnostic Solutions sales due primarily to the Vehicle Measurement Module product line, offset by a decrease in Broadband Test Systems sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	October 1, 2006	October 2, 2005
United States	22%	23%
South East Asia	18	16
Japan	17	9
Europe	14	14
Taiwan	12	15
Korea	8	6
Singapore	7	15
Rest of the World	2	2

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended
	October 1, 2006	October 2, 2005	Period Change
Gross Profit	$175.3	$89.2	$86.1
Percent of Total Revenue	48.8%	30.4%

The increase in gross margin from the third quarter of 2005 to 2006 was primarily the result of an inventory provision of $38.5 million taken in the third quarter of 2005 related to non-FLEX products in the Semiconductor Test Systems segment that accounted for 10.6 points of margin improvement. Also in the Semiconductor Test Systems segment, an additional 5.0 points was a result of higher volume and the remaining 2.8 point increase was due to a favorable change in product configuration mix.

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

The provisions for excess and obsolete inventory were $3.0 million and $40.9 million for the three months ended October 1, 2006 and October 2, 2005, respectively. During the three months ended October 1, 2006 and October 2, 2005, we scrapped $5.3 million and $7.9 million of inventory, respectively, and sold $0.7 million and $1.0 million of previously written-down or written-off inventory, respectively. As of October 1, 2006, we have inventory related reserves for amounts which had been written-down or written-off of $151.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended
	October 1, 2006	October 2, 2005	Period Change
Engineering and Development	$53.3	$53.7	$(0.4)
Percent of Total Revenue	14.8%	18.3%

The decrease of $0.4 million in engineering and development expenses is due to a $5.3 million reduction in costs primarily related to workforce reductions in 2005 offset in part by an increase in variable employee compensation expense of $4.9 million.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended
	October 1, 2006	October 2, 2005	Period Change
Selling and Administrative	$71.8	$62.6	$9.2
Percent of Total Revenue	20.0%	21.3%

The increase of $9.2 million from the third quarter of 2005 to 2006 is primarily the result of:

•	$8.9 million in variable employee compensation;

•	$2.1 million in costs related to the consolidation of facilities in Massachusetts; and

•	$1.8 million in higher net consulting spending.

These increases were offset in part by a decrease of $1.9 million for the recovery of an insurance claim for a loss on spare parts due to a fire at a third party site in Taiwan as well as $1.7 million in lower spending from a reduction in workforce, primarily in the Semiconductor Test Systems segment.

Restructuring and Other (Credits) Charges, Net

The tables below represent activity related to restructuring charges and credits in the three months ended October 1, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $12.6 million as of October 1, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Vacated Facility Related	Severance and Benefits	Total
Balance at July 2, 2006	—	$900	$1,984	$2,884
(Credits) charges	(16,583)	—	1,038	(15,545)
Cash received (payments)	16,583	(134)	(1,210)	15,239

Balance at October 1, 2006	$—	$766	$1,812	$2,578

During the three months ended October 1, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$16.6 million gain on the sale of real estate, including $15.3 million for a Semiconductor Test facility in Boston, MA and $1.3 million for a Semiconductor Test facility in San Jose, CA; and

•	$1.0 million of severance charges related to headcount reductions across all segments.

The restructuring actions taken in the third quarter of 2006 are expected to generate quarterly cost savings of approximately $0.3 million across all divisions.

2005 Activities

(in thousands)	Severance and Benefits	Vacated Facility Related	Total
Balance at July 2, 2006	$3,457	$2,060	$5,517
Cash payments	(1,497)	(85)	(1,582)

Balance at October 1, 2006	$1,960	$1,975	$3,935

Pre-2005 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at July 2, 2006	$9,652	$202	$—	$9,854
Charges (credits)	447	—	(20)	427
Cash (payments) receipts	(722)	(8)	20	(710)

Balance at October 1, 2006	$9,377	$194	$—	$9,571

During the three months ended October 1, 2006, Teradyne recorded $0.4 million of net facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Westford, MA, related to pre-2005 restructuring estimates.

Interest Income and Expense

Interest income increased to $12.5 million for the third quarter of 2006 from $4.0 million in the third quarter of 2005, due primarily to higher cash balances. Interest expense decreased to $3.5 million in the third quarter of 2006 from $4.1 million in the third quarter of 2005, due primarily to lower interest payments on our Convertible Note as a result of repurchases made.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax provision in the third quarter of 2006 consists primarily of taxes incurred in foreign locations, $0.3 million related to the sale of real estate in the U.S., and provisions required for settlement of tax audits. The tax expense of $2.8 million for the third quarter of 2005 consists of taxes on profits recognized in foreign locations as well as provisions required related to open tax audits.

Nine Months of 2006 Compared to Nine Months of 2005

Bookings

Net bookings for our three principal reportable segments were as follows (in millions, except percent change):

	For the Nine Months Ended		Percent Change
	October 1, 2006	October 2, 2005
Semiconductor Test Systems	$810.2	$597.9	35.5%
Assembly Test Systems	124.2	113.5	9.4
Other Test Systems	72.5	81.6	(11.2)

	$1,006.9	$793.0	27.0%

The Semiconductor Test Systems’ increase in orders was attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment, principally in the first half of 2006. The FLEX family of testers has moved into mainstream production and contributed to the majority of growth experienced. We also saw a customer shift in orders from period to period with subcontractors making up a larger percentage of orders in the first nine months of 2006 versus the first nine months of 2005.

The Assembly Test Systems increase in orders was primarily driven by demand in the Mil/Aero business due to the cyclical nature of the Mil/Aero program buys.

The decrease in Other Test Systems’ orders resulted from a decrease in Broadband Test Systems, offset only slightly by an increase in Diagnostic Solutions.

Cancellations for our three principal reportable segments were $2.4 million and $6.9 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. All of the cancellations were attributable to the Semiconductor Test Systems segment.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first nine months of 2006 and 2005, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
United States	25%	24%
South East Asia	18	20
Europe	14	16
Taiwan	12	9
Japan	12	10
Singapore	12	13
Korea	6	6
Rest of the World	1	2

	100%	100%

Revenue

Net revenues for our three principal reportable segments were as follows (in millions, except percent changes):

	For the Nine Months Ended		% Change
	October 1, 2006	October 2, 2005
Semiconductor Test Systems	$892.3	$540.0	65.2%
Assembly Test Systems	122.2	115.1	6.2
Other Test Systems	99.2	75.0	32.3

	$1,113.7	$730.1	52.5%

The Semiconductor Test Systems’ increase in orders was attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment, principally in the first half of 2006. Almost the entire increase is in our FLEX family and J750 products and is distributed across all regions. Market demand was seen in the wireless telecom, consumer, computing and automotive devices segments.

The Assembly Test Systems increase in revenue was driven by the commercial side of the business.

The increase in Other Test Systems’ revenue resulted from an increase in Diagnostic Solutions sales, offset by a decrease in Broadband Test Systems sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
United States	21%	24%
South East Asia	19	18
Europe	15	18
Taiwan	14	11
Japan	12	9
Singapore	11	11
Korea	6	6
Rest of the World	2	3

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 1, 2006	October 2, 2005
Gross Profit	$539.0	$251.6	$287.4
Percent of Total Revenue	48.4%	34.5%

The increase in gross margin from the first nine months of 2005 to 2006 was primarily the result of higher volume in the Semiconductor Test Systems segment, which accounted for 7.7 points. An additional 3.3 points resulted from a shift in mix within the Semiconductor Test Systems segment, primarily due to higher product content in 2006, as product margins tend to be higher than service margins. The remaining 2.9 point increase was due to lower inventory provisions in 2006, as we recorded a $38.5 million charge for non-FLEX products in the Semiconductor Test Systems segment in the third quarter of 2005.

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

The provisions for excess and obsolete inventory were $12.8 million and $45.1 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. During the nine months ended October 1, 2006 and October 2, 2005, we scrapped $17.1 million and $29.2 million of inventory, respectively, and sold $2.8 million and $1.1 million of previously written-down or written-off inventory, respectively. As of October 1, 2006, we have inventory related reserves for amounts which had been written-down or written-off of $151.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 1, 2006	October 2, 2005
Engineering and Development	$159.1	$173.2	$(14.1)
Percent of Total Revenue	14.3%	23.7%

The decrease of $14.1 million in engineering and development expenses is due to a $30.0 million reduction in costs primarily related to workforce reductions in 2005 offset in part by an increase in variable employee compensation expense of $15.9 million.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	October 1, 2006	October 2, 2005
Selling and Administrative	$219.5	$191.8	$27.7
Percent of Total Revenue	19.7%	26.3%

The increase of $27.7 million from the third quarter of 2005 to 2006 is primarily the result of:

•	$26.2 million in variable employee compensation;

•	$6.1 million in costs related to the consolidation of facilities in Massachusetts; and

•	$3.0 million in higher net consulting spending.

These increases were offset in part by a $5.9 million reduction due to workforce reductions as well as $1.7 million from lower foreign exchange expense.

Restructuring and Other Charges, Net

The tables below represent activity related to restructuring charges in the nine months ended October 1, 2006. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $3.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $12.6 million as of October 1, 2006.

2006 Activities

(in thousands)	Gain on Sale of Real Estate	Vacated Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2005	$—	$—	$—	$—	$—
(Credits) charges	(38,319)	1,153	3,527	50	(33,589)
Cash receipts (payments)	38,319	(387)	(1,715)	—	36,217
Asset writedowns	—	—	—	(50)	(50)

Balance at October 1, 2006	$—	$766	$1,812	$—	$2,578

During the nine months ended October 1, 2006, Teradyne recorded the following 2006 restructuring activities:

•	$38.3 million gain on the sale of real estate, including $36.5 million for two Semiconductor Test Systems facilities in Boston, MA, $1.3 million for a Semiconductor Test Systems facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$1.2 million of facility related charges for the exit of Semiconductor Test Systems facilities in Newbury Park, CA and Waltham, MA; and

•	$3.5 million of severance charges related to headcount reductions across all segments.

The restructuring actions taken in the nine months ended October 1, 2006 are expected to generate quarterly cost savings of approximately $1.1 million across all segments.

2005 Activities

(in thousands)	Severance and Benefits	Vacated Facility Related	Other Charges	Total
Balance at December 31, 2005	$9,815	$1,730	$529	$12,074
(Credits) charges	(49)	555	101	607
Cash payments	(7,861)	(310)	(630)	(8,801)

Balance at October 1, 2006	$1,905	$1,975	$—	$3,880

During the nine months ended October 1, 2006, Teradyne recorded the following 2005 restructuring activities:

•	$0.6 million of facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Poway, CA, that had been exited prior to the end of the lease term; and

•	$0.1 million for an impaired software lease obligation in the Semiconductor Test Systems segment.

Pre-2005 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Loss on Sale of Product Line	Total
Balance at December 31, 2005	$15,331	$301	$—	$15,632
Credits, net	(2,529)	—	(406)	(2,935)
Cash (payments) receipts	(3,425)	(107)	406	(3,126)

Balance at October 1, 2006	$9,377	$194	$—	$9,571

During the nine months ended October 1, 2006, Teradyne recorded the following pre-2005 restructuring activities:

•	$2.2 million of net facility related credits consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Westford, MA, that had been exited prior to the end of the lease term;

•	$0.4 million credit for earn-out payments received in the Assembly Test Systems segment; and

•	$0.3 million of credits related to exited leases in the Corporate segment.

Interest Income and Expense

Interest income increased to $33.6 million for the first nine months of 2006 from $12.2 million in the first nine months of 2005 due to higher cash balances and higher interest rates. Interest expense decreased to $10.4 million in the first nine months of 2006 from $12.7 million in the first nine months of 2005 due to lower interest payments on the Convertible Note as a result of repurchases made.

Income Taxes

As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense. The tax expense for the first nine months of 2006 consists of amounts recorded for foreign taxes, $0.8 million related to the sale of real estate in the U.S., and provisions required for tax audits. The tax provision of $8.1 million for the first nine months of 2005 consists of taxes on profits recognized in foreign location, including $1.0 million related to the sale of land in Japan, combined with audit settlements with the IRS and the State of California.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $218.6 million in the first nine months of 2006, to $1.1 billion. Cash activity for the first nine months of 2006 and 2005 was as follows (in millions):

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Cash provided by (used for) operating activities:
Net income (loss) from continuing operations, adjusted for non-cash items	$243.6	$(28.5)
Changes in operating assets and liabilities, net of product lines and businesses sold and acquired	102.2	(44.5)
Cash (used for) provided by discontinued operations	(3.9)	29.5

Total cash provided by (used for) operating activities	341.9	(43.5)
Cash provided by investing activities from continuing operations	203.4	70.0
Cash used for investing activities from discontinued operations	—	(16.3)

Total cash provided by investing activities	203.4	53.7
Total cash (used for) provided by financing activities	$(131.0)	$11.0

Increase in cash and cash equivalents	$414.3	$21.2

Changes in operating assets and liabilities provided cash of $102.2 million in the first nine months of 2006 due primarily to a $66.8 million decrease in inventory as a result of shorter final cycle time with our Flex products. We also contributed $20 million to the U.S. Qualified Pension Plan and $5.3 million to the U.K. Qualified Pension Plan. Changes in operating assets and liabilities used cash of $44.5 million in the first nine months of 2005, primarily due to an increase in accounts receivable and a decrease in accounts payable, deferred revenue and accrued expenses.

Investing activities consist of the purchase, sale and maturity of marketable securities, proceeds from the sale of business and product lines, proceeds from the sale of land and building and purchases of capital assets. Capital expenditures decreased by $7.8 million in the first nine months of 2006 compared to the first nine months of 2005 across all operating segments, primarily due to a decrease in spending on internally manufactured test systems, and to a lesser extent by decreased spending on externally purchased property, plant and equipment.

Financing activities represent the issuance of our common stock under employee plans, repurchase of common stock and payments on our convertible senior notes and other debt. The decrease of $142.0 million from the first nine months of 2005 to the first nine months of 2006 is due to repurchase of common stock of $109.3 million and increased repurchases on our Convertible Notes of $21.6 million.

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, the Company may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over the next two years. Shares are to be repurchased at the Company’s discretion, subject to market conditions and other factors. During the three and nine months ended October 1, 2006, the Company repurchased 8.5 million shares of common stock for $109.3 million for an average price of $12.83. Subsequently, we have repurchased 1.9 million shares of common stock for $25.9 million through November 10, 2006.

We believe our cash, cash equivalents and marketable securities balance of $1.1 billion will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Event

On October 16, 2006, Teradyne paid off the outstanding balance, approximately $261 million aggregate principal amount, of its 3.75% Senior Convertible Notes due 2006 in accordance with the terms of the Indenture, dated as of October 24, 2001.

Equity Compensation Plans

In addition to Teradyne’s 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation” in Teradyne’s 2005 Form 10-K, Teradyne has its 2006 Equity and Cash Compensation Incentive Plan (the “2006 Plan”), a cash and equity compensation incentive plan under which its equity securities are authorized for issuance to Teradyne’s employees, officers, directors, consultants and advisors.

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Plan is to provide equity ownership and compensation opportunities in Teradyne (each, an “Award”) to employees, officers, directors, consultants and/or advisors of Teradyne. Both plans were approved by Teradyne’s shareholders.

The 2006 Plan

In May 2006, the 2006 Plan was approved by the shareholders. The 2006 Plan replaced the Teradyne, Inc. 1991 Employee Stock Option Plan (the “1991 Plan”), which would otherwise have expired in 2011; the Teradyne, Inc. 1996 Non-Employee Director Stock Option Plan (the “Director Plan”), which would have otherwise expired in 2006; the Teradyne, Inc. 1997 Employee Stock Option Plan (the “1997 Plan”), which would have otherwise expired in 2007; and the Variable Compensation Plan for 2007. As a result of the approval of the 2006 Plan, all shares available for grant under the 1991 Plan, the Director Plan and the 1997 Plan are no longer available for grant. The 2006 Plan is administered by a committee (the “Committee”) composed solely of members of Teradyne’s board of directors that are independent.

Awards under the 2006 Plan may be either or both stock- and cash-based. Awards shall take the form of options which qualify as incentive stock options under the Internal Revenue Code of 1986, as amended, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, phantom stock or any other stock-based interests as the Committee shall deem up to a maximum of 12,000,000 shares of Teradyne’s common stock. The maximum number of shares of stock-based awards that may be granted to any individual Participant under the 2006 Plan during any one fiscal year may not exceed 2,000,000. The Committee determines the terms and conditions of each stock-based Award, including the number of shares subject to such Award or a formula for making this determination; the exercise or purchase price, as applicable, of such Award and the means of payment for shares; the vesting schedule; the Performance Criteria, if any, that determine the number of shares or options granted, issued, retainable and/or vested; other terms and conditions on the grant, issuance and/or forfeiture of the shares or options; and such further terms and conditions as may be determined by the Committee. The 2006 Plan expires in 2016.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS”). SFAS 151 modifies the accounting for abnormal inventory costs, and the manner in which companies allocate fixed overhead expenses to inventory. SFAS 151 is effective for inventory costs incurred during annual periods beginning after June 15, 2005. We implemented SFAS 151 beginning in the first quarter of 2006 and it did not have a material impact on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting this interpretation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We are required to adopt the recognition and disclosure provisions of SFAS 158 as of December 31, 2006. We are currently evaluating the impact of adopting this interpretation.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for our fiscal year ended December 31, 2006. We do not believe that the adoption of SAB 108 will have a material impact on our financial positions or results of operations.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the United States Securities and Exchange Commission (the “SEC”) (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following

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

In May, 2006, we received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed us that EPA believes we are a de minimis PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from EPA regarding the terms of the de minimis settlement offer that we expect to receive.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended October 1, 2006.

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
July 3, 2006— July 30, 2006	2,565	$12.41	2,565	$368,164
July 31, 2006— August 27, 2006	5,300	$12.95	7,865	$299,485
August 28, 2006— October 1, 2006	655	$13.43	8,520	$290,690

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means over the next two years.

Item 6: Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

November 13, 2006