Form 10-K
period 2006-12-31
TERADYNE, INC
filed 2007-03-01
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-06462

TERADYNE, INC.

(Exact Name of Registrant as Specified in Its Charter)

MASSACHUSETTS	04-2272148
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

600 RIVERPARK DRIVE NORTH READING, MASSACHUSETTS	01864
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (978) 370-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.125 per share	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $2.8 billion based upon the composite closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 23, 2006 was 189,763,454 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2007 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:	Business

We are a leading global supplier of automatic test equipment.

Our automatic test equipment products include:

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

On November 30, 2005, we completed the sale of substantially all of the assets and certain of the liabilities of our interconnection systems products business that designs and manufactures backplane systems, printed circuit boards and high-speed, high-density connectors (“Connection Systems”), including the capital stock of our wholly-owned subsidiaries, Teradyne Connection Systems (Malaysia) Sdn. Bhd., Teradyne Connection Sys. De Mexico S.A. de C.V. and Teradyne Ireland Ltd., to Amphenol Corporation pursuant to an asset and stock purchase agreement, dated as of October 10, 2005, between Teradyne and Amphenol, as amended.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are reporting Connection Systems as a discontinued operation in the consolidated financial statements for all periods presented. See “Note E: Discontinued Operations” in Notes to Consolidated Financial Statements for further discussion of the Connection Systems divestiture. Unless indicated otherwise, amounts provided throughout this Form 10-K relate to continuing operations only.

Statements in this Annual Report on Form 10-K which are not historical facts, or so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Investors are cautioned that all forward-looking statements involve risks and uncertainties and are qualified in their entirety by reference to the risk factors described in “Item 1A: Risk Factors” and those risks detailed in our filings with the Securities and Exchange Commission (the “SEC”).

Investor Information

We are a Massachusetts corporation incorporated on September 23, 1960. We are subject to the informational requirements of the Exchange Act. We file periodic reports, proxy statements and other information with the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

You can access financial and other information, including the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Standards of Business Conduct, by clicking the Investors link on our website at www.teradyne.com. We make available, free of charge, copies of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Products

Semiconductor Test Systems

We design, manufacture, sell and support Semiconductor Test Systems on a world wide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, communications, consumer, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors and microprocessors. Semiconductor Test Systems are sold to Integrated Device Manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and subcontractors (“Subcons”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and Subcons for test and assembly. These customers obtain the overall benefit of comprehensively testing advanced performance devices while reducing their total costs associated with testing by using our Semiconductor Test Systems to:

•	improve and control product quality;

•	measure and improve product performance;

•	reduce time to market; and

•	increase production yields.

We have made significant investments in the last several years to introduce the new FLEX™ Test Platform Architecture. The FLEX™ Test Platform Architecture advances our core technologies to produce test equipment that is designed for high efficiency multi-site testing. Multi-site testing involves the simultaneous testing of more devices and functions in parallel. Leading semiconductor manufacturers are using multi-site testing to significantly improve their “Cost of Test” (COT) economics. The FLEX Test Platform architecture addresses customer requirements through four key capabilities:

1) A high efficiency multi-site architecture that eliminates tester overhead such as instrument setup, synchronization and data movement, and signal processing;

2) The IG-XL™ software operating system which provides fast program development, including instant conversion from single to multi-site test;

3) Broad technology coverage by instruments designed to cover the range of test parameters, coupled with a Universal Slot test head design that allows easy test system reconfiguration to address changing test needs; and

4) An open architecture design (OpenFLEX) which complements the FLEX Test Platform’s broad set of high-density instrumentation by allowing third parties and customers to create customized test instrumentation that can further enhance system performance and test economics.

FLEX Test Platform purchases are being made by IDMs, Subcons and Fabless customers. The FLEX Test Platform has become a widely used test solution at Subcons and test houses by providing versatile testers that can handle the widest range of devices, allowing Subcons to leverage their capital investments. The broad consumer, automotive and broadband markets have been driving most of the device volume growth in the semiconductor industry. These markets include cell phones, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets are continuing to be a strong growth driver for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The FLEX Test Platform has an installed base of more than 1,000 customer systems to date.

Assembly Test Systems

We also produce a variety of test and inspection systems sold to many of the industry’s leading printed circuit board (“PCB”) original equipment manufacturers (“OEMs”) and Subcons around the world. The demand for these products is being driven by rapid technological advances and the constant need to improve assembly quality. Because today’s PCBs and electronic assemblies bundle more functionality than ever before, they contain highly integrated circuits and more complex components that operate faster, use lower voltages and are more susceptible to assembly problems. Our assembly test and inspection systems combine the advanced diagnostic hardware and operating software needed to ensure product quality, sustain high manufacturing yield, verify functional operation, diagnose faults and effectively reduce manufacturing costs. Our products are sold to the electronics manufacturers of cell phones, servers, computers, Internet switches, automobiles and military avionics systems worldwide.

In-Circuit Test Systems

We manufacture in-circuit test (“ICT”) systems that are used to assess electrical interconnections, verify interoperation and find faulty circuits aboard fully assembled and soldered PCBs. Fast, accurate and cost-effective diagnostic capabilities are hallmark features of our ICT systems, including the TestStation™ and Spectrum™ product families used in a variety of in-line, high-volume PCB test applications. These systems are also used in sample test environments for prototype testing and early-stage PCB design and development. Supporting technologies such as our patented SafeTest™ technology allow TestStation users to safely troubleshoot the low-voltage components and interconnects commonly found in battery-powered portable consumer electronics and low-power commercial equipment. In addition to standard ICT equipment, we offer combinational test platforms and handler-ready in-line test systems for high-volume board manufacturing.

Imaging Inspection Systems

PCB assembly trends are expected to force board manufacturers to reassess their inspection strategies. Due to the growing use of highly integrated system on chips and higher density double-sided boards, a high percentage of all solder connections are invisible to optical inspection systems. Combine this growing loss of visual and electrical access with the difficulties associated with detecting lead-free solder voids on double-sided boards, and the inspection problem is compounded.

Our newly introduced Xstation™ MX, a fully Automated X-Ray Inspection (“AXI”) system, addresses these problems when inspecting PCBs for manufacturing defects, including improper component placement and orientation, electrical opens and shorts and a host of other board quality issues. The Xstation MX uses ClearVue™, a patented three-dimensional X-Ray imaging technique, to more accurately detect subtle defects and manufacturing flaws, even as board complexities grow.

Military/Aerospace Test Systems & Instrumentation

Our expertise in the test and diagnosis of PCBs and subsystems has proven to be essential in supporting the ever-demanding military and aerospace markets. Our test solutions for these markets include high-performance systems, instruments and software solutions that manufacturers and repair depots all depend on to ensure the readiness of commercial and military avionics systems.

The swift pace of technological advances continues in the military and aerospace market, resulting in electronics assemblies of greater complexity, speed and accuracy. New programs from tactical aircraft to missile systems, as well as widespread enhancement programs, continue to fuel the demand for high performance test systems. We are a leading provider of test instrumentation and systems with performance well suited to the demands of military/aerospace electronics manufacturers and repair depots worldwide. Success in this market is illustrated by our penetration into major Department of Defense programs across all U.S. military service branches and many allied military services worldwide.

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

Vehicle Configuration and Test Solutions

Diagnostic Solutions’ VCATS™ products are used on automotive and major automotive subassembly production lines. Diagnostic Solutions’ VCATS connects to the vehicle to test and program or “configure” the electronic systems on vehicles. These vehicle electronic systems include engine control modules and subsystems such as braking, navigation and climate control. Diagnostic Solutions is also able to link to an OEM’s manufacturing control system in order to provide statistical quality reports to operators and management.

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

Broadband Test Systems

Broadband Test provides test systems for testing lines and qualifying lines for Digital Subscriber Line (“DSL”) telephone networks. As telephone companies deploy new technologies to provide “Triple Play” (voice, data, and video) services, the tasks of qualifying, installing, and maintaining subscriber service becomes more complex and costly. Our systems are used to support the delivery of responsive customer service while improving technician productivity.

Our products within the Broadband Test Systems market include:

4TEL™ Line Service Test System

Testing more than 130 million subscriber lines for many of the world’s largest telecommunications companies, our 4TEL line test service assurance system dramatically improves field repair productivity and reduces call center costs by quickly and accurately determining fault locations in the network and whether or not an expensive field dispatch is required.

Celerity™ DSL Test System

Telephone companies need to know which lines in their network are qualified for broadband DSL service before committing service to the consumer. Our patented Celerity system, in use on more than 60 million lines worldwide, uses accurate insertion loss, length and load coil detection, to quickly qualify lines for DSL service, enabling targeted marketing programs and low cost provisioning processes. Celerity also provides on-demand testing for in-service DSL lines to support quick fault isolation and efficient field repair dispatches.

Discontinued Operations

On November 30, 2005, our Connection Systems business was sold to Amphenol Corporation. This business designed and manufactured high-performance connection systems including backplane systems, printed circuit boards and high-speed, high-density connectors. Connection Systems has been reflected as a discontinued operation in the accompanying financial statements.

Summary of Net Revenue by Reportable Segment

Our three reportable segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2006	2005	2004
Semiconductor Test Systems	79%	76%	81%
Assembly Test Systems	12	14	11
Other Test Systems	9	10	8

Total	100%	100%	100%

Sales and Distribution

Prices for our systems can reach $2 million or more. In 2006, 2005, and 2004, no single customer accounted for more than 10% of our consolidated net revenue. In each of the years 2006, 2005, and 2004, our three largest customers in aggregate accounted for 18%, 18%, and 21% of consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for less than 3% of consolidated net revenue in 2006 and 2005, and less than 2% in 2004. Approximately 23%, 22%, and 23% of Assembly Test Systems’ revenue in 2006, 2005 and 2004, respectively, was to United States government agencies and 20%, 26% and 24% of Assembly Test Systems’ revenue in 2006, 2005 and 2004, respectively, was to government contractor customers.

We have sales and service offices located throughout North America, Asia, and Europe, as our customers outside the United States are located primarily in these geographic areas. We sell in these areas predominantly through a direct sales force. Although we conduct some manufacturing activities outside the United States as detailed in “Item 2: Properties,” our manufacturing activities are primarily conducted in the United States.

Sales to customers outside the United States accounted for 77% of consolidated net revenue in 2006, 78% in 2005, and 79% in 2004. Sales to customers located in Singapore were 10%, 13%, and 16% of consolidated net revenue in 2006, 2005, and 2004, respectively. Sales to customers located in Taiwan were 14%, 12%, and 19% of consolidated net revenue in 2006, 2005 and 2004, respectively. Sales to customers located in Japan were 12%, 9% and 6% of consolidated net revenue in 2006, 2005 and 2004, respectively. Sales are attributed to geographic areas based on the location of the customer site.

See also “Item 1A: Risk Factors” and “Note F: Financial Instruments” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. These competitors include, among others, Advantest Corporation, Verigy, Inc. (a new company spun out from Agilent

Technologies, Inc.), Credence Systems Corporation, and LTX Corporation. Some of our competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2006 and 2005, our backlog of unfilled orders in each of our three reportable segments was as follows:

	2006	2005
	(in millions)
Semiconductor Test Systems	$212.4	$289.7
Assembly Test Systems	81.5	70.1
Other Test Systems	44.9	62.4

	$338.8	$422.2

Of the backlog at December 31, 2006, approximately 96% of the Semiconductor Test Systems backlog, 95% of Assembly Test Systems backlog, and 98% of the Other Test Systems backlog is expected to be delivered in 2007.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition, and results of operations.

Raw Materials

Our products contain electronic and mechanical components that are provided by a wide range of suppliers. Certain of these components are standard products, while others are manufactured to our specifications. We can experience occasional delays in obtaining timely delivery of certain items. While the majority of our components are available from multiple suppliers, certain items are obtained from sole sources. We may experience a temporary adverse impact if any of our sole source suppliers delays or ceases to deliver products.

Intellectual Property and Licenses

Our development of our products, both hardware and software, is based in significant part on proprietary information, our brands and technology. We protect our rights in proprietary information, brands and technology through various methods, such as:

•	patents;

•	copyrights;

•	trademarks;

•	trade secrets;

•	standards of business conduct and related business practices; and

•	technology license agreements, software license agreements, non-disclosure agreements, employment agreements, and other agreements.

However, these protections might not be effective in all circumstances. Competitors might independently develop similar technology or exploit our proprietary information and our brands in countries where we lack enforceable intellectual property rights or where enforcement of such rights through the legal system provides an insufficient deterrent. Also, intellectual property protections can lapse or be invalidated through appropriate legal processes. We do not believe that any single piece of intellectual property or proprietary rights is essential to our business.

Employees

As of December 31, 2006, we employed approximately 3,800 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2006, 2005 and 2004 were $208.7 million, $223.0 million and $250.0 million, respectively. These expenditures amounted to approximately 15%, 21% and 18% of consolidated net revenue in 2006, 2005 and 2004, respectively.

Environmental Affairs

We are subject to various federal, state, and local government laws and regulations relating to the protection of employee health and safety and the environment. We accrue for all known environmental liabilities when it becomes probable that we will incur cleanup costs and those costs can reasonably be estimated. The amounts accrued do not cover sites that are in the preliminary stages of investigation. Estimated environmental costs are not expected to materially affect the financial position or results of our operations in future periods. However, estimates of future costs are subject to change due to protracted cleanup periods and changing environmental remediation laws and regulations.

In 2001, we were designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of our acquisition of Perception Laminates, Inc. in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries, Inc. under an asset purchase agreement in 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In 2006, we received a general notice letter from the U.S. Environmental Protection Agency (“EPA”) which informed us that the EPA believes we are a de minimis PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from the EPA regarding the terms of the deminimis settlement offer that we expect to receive.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions will not have a material adverse effect on our consolidated financial position or liquidity, but could possibly be material to our consolidated results of operations of any one period.

CEO Certification

An annual CEO certification was filed with the New York Stock Exchange by our CEO on June 22, 2006 in accordance with the New York Stock Exchange’s listing standards.

OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K, the following table is included as an unnumbered item in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders. The table sets forth the names of all of our executive officers and certain other information relating to their positions held with Teradyne and other business experience. Our executive officers do not have a specific term of office but rather serve at the discretion of the Board of Directors.

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Michael A. Bradley	58	President and Chief Executive Officer	Chief Executive Officer since 2004; President of Teradyne since 2003; President of Semiconductor Test Systems from 2001 to 2003; Chief Financial Officer of Teradyne from 1999 to 2001; Vice President of Teradyne from 1992 to 2001.

Gregory R. Beecher	49	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne from 2003 to 2005 and since 2006; Partner at PricewaterhouseCoopers LLP from 1993 to 2001.

Eileen Casal	48	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since 2003; Vice President, General Counsel and Corporate Secretary of GSI Lumonics Inc. from 2001 until 2003; Vice President, General Counsel and Corporate Secretary of Adero, Inc. from 2000 until 2001; Vice President, General Counsel and Assistant Clerk of Teradyne, from 1999 to 2000; from 1986 until 1999, Ms. Casal held a number of legal positions at Stratus Computer, Inc. including Vice President, General Counsel and Assistant Clerk.

Jeffrey R. Hotchkiss	59	President of Assembly Test Systems and Diagnostic Solutions	President of Assembly Test Systems since 2004 and President of Diagnostic Solutions since 2005; Director, Chief Executive Officer and President of Empirix Corporation from 2000 to 2004; Chief Financial Officer of Teradyne from 1997 to 1999; Vice President of Teradyne from 1990 to 1999.

Mark E. Jagiela	46	President of Semiconductor Test Systems	President of Semiconductor Test Systems since 2003; Vice President of Teradyne since 2001; General Manager of Teradyne’s VLSI Test Division from 2000 to 2001; VLSI Test Division Engineering Manager from 1999 to 2000; Japan Division General Manager from 1991 to 1999.

Item 1A:	Risk Factors.

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

Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. The market demand for electronics is impacted by economic slowdowns. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems we manufacture and market. We believe that the markets for newer generations of electronic products such as those that we manufacture and market will also be subject to similar fluctuations. We are dependent on the timing of orders from our customers, and the deferral or cancellation of previous customer orders could have an adverse effect on our results of operations. We cannot assure that the level of revenues or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results.

Our operating results are likely to fluctuate significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	competitive pressures on selling prices;

•	our ability to introduce and the market acceptance of new products in 2007 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•

the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2007 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived assets; and

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products.

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

To a certain extent, we are dependant upon the ability of our suppliers and contractors to help meet increased product or delivery requirements. Many of our suppliers have implemented cost reduction strategies, just as we have, to address the slowdowns in the market. It may be difficult for these suppliers to meet delivery requirements in a period of rapid growth, therefore impacting our ability to meet our customers demands.

We rely on the financial strength of our suppliers. There can be no assurance that the loss of suppliers either as a result of financial viability, bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

Our operations may be adversely impacted if our outsourced service providers fail to perform.

In an effort to increase efficiencies and decrease costs we have outsourced a number of our general and administrative functions, including information technology, to reputable service providers. In some cases, we have used service providers that we have historically used before but in other cases, service providers may be new to us. New relationships may initially increase the time for such service providers to learn our systems, policies and procedures and create difficulty in effectively implementing a fully outsourced solution. Many of our outsourced service providers are in foreign countries, sometimes impacting communication with them because of language and time difficulties. Their presence in foreign countries also increases the risk they could be exposed to political risk. Additionally, there may be difficulties encountered in coordinating the outsourced operations with existing functions and operations. If we fail in successfully coordinating and managing the outsourced service providers, it may cause an adverse affect on our operations which could result in a decline in our stock price.

We have significant guarantees and indemnification obligations.

From time to time we make guarantees to customers regarding the performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information see “Note J: Commitments and Contingencies—Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

We have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken, and continue to take, measures to ensure that we are prepared to address slowdowns in the market for our products. These measures include reducing our workforce, the relocation of our headquarters to our North Reading, Massachusetts facility, real estate consolidation which resulted in closing and/or selling facilities, outsourcing general and administrative functions, discontinuing certain product lines, implementing material cost reduction programs and reducing planned capital expenditures and expense budgets. We cannot assure that the measures we have taken will not impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

We may incur significant liabilities if we fail to comply with environmental regulations.

We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	restrict our ability to ship certain products into the European Union or elsewhere;

•	require us to modify our operations logistics;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2006, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive became effective August 13, 2005 and the RoHS Directive became effective on July 6, 2006. Both the RoHS Directive and the WEEE Directive alter the form and manner in which electronic equipment is imported, sold and handled in the European Union. Other jurisdictions, such as China, have followed the European Union’s lead in enacting legislation with respect to hazardous substances and waste removal. Ensuring compliance with the RoHS Directive, the WEEE Directive and similar legislation in other jurisdictions, and integrating compliance activities with our suppliers and customers could result in additional costs and disruption to operations and logistics and thus, could have a negative impact on our business, operations and financial condition.

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

For example, in connection with our August 2000 acquisition of each of Herco Technology Corp. and Perception Laminates, Inc., a complaint was filed on or about September 5, 2001 and is now pending, on appeal, before the U.S. Court of Appeals for the Ninth Circuit by the former owners of those companies naming as defendants Teradyne and two of our then executive officers. Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California. This claim also arises out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. In 2006, we were also notified that we are a de minimis “potentially responsible party” with respect to the Casmalia Disposal Site in California. These matters are further described in “Item 3: Legal Proceedings.”

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

We may incur higher tax rates than we expect.

We are subject to paying income taxes in the United States and various other countries where we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue entities in the United States and such other countries. We have pursued a global tax strategy which could adversely be affected by our failure to expand operations or earnings in certain countries, the mix of earnings and tax rates in the countries where we operate, changes to tax laws or an adverse tax ruling by administrative entities. We are also subject to tax audits in the countries where we operate. Any material assessment resulting from an audit from an administrative tax or revenue entity could also negatively affect our financial results.

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

Acts of war and terrorist attacks may cause damage or disruption to our employees, facilities, customers, suppliers and distributors which could have a material adverse effect on our business, results of operation or financial condition. As we and our suppliers sell and manufacture products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at these locations which could increase our operating costs and which may adversely affect our business. Such conflicts may also cause damage or disruption to transportation and communication systems. We have completed some emergency preparedness planning and have a business continuity plan in case some of these events occur. However, we cannot be certain that our plans will be effective in the event of a disaster or other situation. All of these conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

Our basic corporate documents and Massachusetts law contain provisions that could discourage, delay or prevent a change in control, even if a change in control might be regarded as beneficial to some or all of our stockholders.

We may acquire new businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

We may acquire additional businesses, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing businesses. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate it with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenues or specific net income that justify the acquisition.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

The following table provides certain information as to our principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, Assembly Test & Corporate Offices	1-2-3-4-5	763,000
Agoura Hills, California	Semiconductor Test	3-5	240,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	66,000
Deerfield, Illinois	Broadband Test	2-3-4-5	63,000	(a)

Subtotal of Owned Properties			1,132,000
Properties Leased:
Westford, Massachusetts	—	—	230,000	(b)
Woburn, Massachusetts	Semiconductor Test	2-6	205,000
Shanghai, China	Assembly Test & Semiconductor Test	2-5-6	43,000
Stockport, England	Diagnostic Solutions	2-3-4-5-6	75,000
Cebu, Philippines	Semiconductor Test	2-6	64,000
Agoura Hills, California	Semiconductor Test	—	59,000	(c)
Bracknell, England	Semiconductor Test, Broadband Test & Assembly Test	3-4-5	44,000	(d)
Tai Yuan, Taiwan	Semiconductor Test & Assembly Test	5	43,000
Walnut Creek, California	—	—	38,000	(e)
San Jose, California	Semiconductor Test	4-5	35,000

Subtotal of Leased Properties			836,000

Total Square Feet of Floor Space			1,968,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Sales Support and Manufacturing, 3. Engineering and Development, 4. Marketing, 5. Sales and Administration, and 6. Storage and Distribution
(a)	This building is being marketed for sale. In 2007, Teradyne will consolidate and relocate this operation from the current location in Deerfield, IL to leased space in the Deerfield IL area.
(b)	This space consists of two buildings. One building is subleased. A sublease for 100,000 square feet was signed in 2004 for space in the other building; however, the building remains unoccupied.
(c)	This space is unoccupied.
(d)	Portions of the property are subleased.
(e)	This space is unoccupied and is currently being marketed for sublease.

Item 3:	Legal Proceedings

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. Pursuant to motions filed by Teradyne and by the plaintiffs, the District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. The only claim that remained before the District Court from the original complaint related to an allegation of fraud in connection with the setting of the transaction price. On December 27, 2004, the plaintiffs voluntarily stipulated to the dismissal with prejudice of their remaining claim in the District Court, without having received any payment or other consideration from us. On February 2, 2005, the plaintiffs filed a notice of appeal from the District Court’s prior orders. The appeal is now pending before the U.S. Court of Appeals for the Ninth Circuit.

In 2001, we were designated as a PRP at a clean-up site in Los Angeles, California. This claim arose out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement in 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In 2006, we received a general notice letter from the EPA which informed us that the EPA believes we are a de minimis PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from EPA regarding the terms of the de minimis settlement offer that we expect to receive.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to its business, financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sale prices on the New York Stock Exchange.

Period	High	Low
2005
First Quarter	$17.33	$13.53
Second Quarter	14.71	10.80
Third Quarter	17.30	11.60
Fourth Quarter	16.99	12.98
2006
First Quarter	$18.08	$14.22
Second Quarter	18.00	13.31
Third Quarter	14.49	11.50
Fourth Quarter	15.59	12.95

The number of record holders of our common stock at February 23, 2007 was 3,779.

We have never paid cash dividends because it has been our policy to use earnings to finance expansion and growth. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans,” for information on our equity compensation plans and our performance graph.

The following table includes information with respect to repurchases we made of our common stock during the year ended December 31, 2006 (shares in thousands):

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
July 3, 2006—July 30, 2006	2,565	$12.41	2,565	$368,164
July 31, 2006—August 27, 2006	5,300	$12.95	7,865	$299,485
August 28, 2006—October 1, 2006	655	$13.43	8,520	$290,690
October 2, 2006—October 29, 2006	681	$13.24	9,201	$281,670
October 30, 2006—November 26, 2006	1,409	$13.65	10,610	$262,439

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means through July 2008.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net revenues	$1,376,818	$1,075,232	$1,410,222	$995,692	$825,242

Income (loss) from continuing operations	202,643	(60,457)	132,619	(170,007)	(627,215)

Net income (loss)	198,757	90,648	165,237	(193,993)	(718,469)

Income (loss) from continuing operations per common share—basic	1.04	(0.31)	0.68	(0.91)	(3.43)

Income (loss) from continuing operations per common share—diluted	1.03	(0.31)	0.67	(0.91)	(3.43)

Net income (loss) per common share—basic	1.02	0.46	0.85	(1.03)	(3.93)

Net income (loss) per common share—diluted	1.01	0.46	0.84	(1.03)	(3.93)

Consolidated Balance Sheet Data (1):
Total assets	1,721,055	1,859,732	1,922,562	1,785,362	1,900,150

Long-term debt obligations	—	1,819	398,932	407,658	450,561

(1)	As a result of the divestiture of Connection Systems, we are reporting Connection Systems as a discontinued operation for all periods presented. See “Note E: Discontinued Operations” in the Notes to Consolidated Financial Statements for further discussion of the Connection Systems divestiture.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to the historical information contained in this document, the discussion in this Annual Report on Form 10-K contains forward-looking statements, made pursuant to Section 21E of the Exchange Act, that involve risks and uncertainties, such as statements of our plans, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these and any other forward-looking statements. Factors that could contribute to such differences include those discussed below as well as those cautionary statements and other factors set forth in “Item 1A: Risk Factors” and elsewhere herein.

Critical Accounting Policies and Estimates

We have identified the policies discussed below as critical to understanding our business and our results of operations and financial condition. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results.

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

Revenue Recognition

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” we recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, we defer revenue recognition until such events occur.

For equipment that includes software that is incidental to the product, revenue is recognized upon shipment provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require us to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, or in the case of new products, revenue is deferred until customer acceptance has been received.

For multiple element arrangements, we defer the greater of the fair value of any undelivered elements of the contract or the portion of the sales price which is not payable until the undelivered elements are delivered. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in our control. We also defer the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Our post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. We defer revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and we defer revenue in accordance with FASB Technical Bulletin 90-1.

Our products are generally subject to warranty and related costs of the warranty are provided for in cost of revenue when product revenue is recognized. We classify shipping and handling costs in cost of revenue. Service revenue is recognized over the contractual period or as the services are performed.

We generally do not provide our customers with contractual rights of return for any of our products.

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” (“SOP 97-2”). We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”)

exists for such elements. In instances where VSOE does not exist for one or more of the undelivered elements of an arrangement, all revenue related to the arrangement is deferred until all elements have been delivered. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate all inventory for net realizable value. We record a provision for both excess and obsolete inventory when such writedowns or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Equity Incentive and Stock Purchase Plans

Effective January 1, 2006, we adopted the fair value recognition provision of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. As required by SFAS 123R, we have made an estimate of expected forfeitures and are recognizing compensation costs only for those stock-based compensation awards expected to vest. The cumulative effect of the initial adoption of SFAS 123R was not material.

Prior to the adoption of SFAS 123R, we recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied provisions of SAB 107 in our adoption of SFAS 123R. See “Note B: Accounting Policies” and “Note O: Stock Based Compensation” in Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

On May 26, 2005, our Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans in effect at that time. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of our common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. As a result of the vesting acceleration, options to purchase approximately 7.6 million shares became exercisable immediately and we reduced the compensation expense we otherwise would have been required to record under SFAS 123R by approximately $48.6 million in the aggregate on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Income Taxes

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. As a result of its review undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. Due to the continued uncertainty of realization, we maintained our valuation allowance at December 31, 2005 and 2006. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Goodwill, Intangible and Long-Lived Assets

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in the determination of an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner that we use the acquired asset and significant negative industry or economic trends. When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks. We assess goodwill for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Percentage of net revenue:
Net Revenue:
Products	81.7%	80.1%	83.2%
Service	18.3	19.9	16.8

Total net revenue	100.0	100.0	100.0
Cost of revenues:
Cost of products	40.3	47.3	42.3
Cost of service	11.7	14.4	10.8

Total cost of revenue	52.0	61.7	53.1
Gross profit	48.0	38.3	46.9
Operating Expenses:
Engineering and development	15.2	20.8	17.8
Selling and administrative	21.0	23.5	18.0
Restructuring and other, net	(2.5)	1.6	0.1

Total operating expenses	33.7	45.9	35.9
Net interest and other income	2.4	0.2	—

Income (loss) from continuing operations before income taxes	16.7	(7.4)	11.0
Provision (benefit) for income taxes	2.0	(1.8)	1.6

Income (loss) from continuing operations	14.7%	(5.6)%	9.4%

Results of Operations

Discontinued Operations

On October 10, 2005, we announced that we had reached a definitive agreement to sell our Connection Systems segment to Amphenol Corporation for $390.0 million in cash (subject to a post-closing net asset value adjustment). On November 30, 2005 the sale was completed for an adjusted purchase price of $384.7 million.

Connection Systems had revenues for the eleven month period ended November 30, 2005 of $331.0 million and for the year ended December 31, 2004 of $381.7 million. Net loss from discontinued operations for the year ended December 31, 2006 was $3.9 million, relating to a change in estimate to tax expenses from the sale of Connection Systems. Under applicable accounting guidance, there is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return. Net income of the discontinued operations through the date of sale in 2005 was $14.2 million, and for the year ended December 31, 2004 was $32.6 million. In 2005, we recorded a gain on the sale of Connection Systems of $137.0 million, net of a tax provision of $31.0 million.

In accordance with SFAS 144, we are reporting Connection Systems as a discontinued operation in the consolidated financial statements for all periods presented throughout this Annual Report on Form 10-K. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-K relate to continuing operations only.

Bookings

Our net orders for our three reportable segments for 2006, 2005 and 2004 are as follows:

	2006	2005	2004	2005-2006 Percent Change	2004-2005 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$1,012.6	$880.4	$1,036.4	15%	(15)%
Assembly Test Systems	175.4	161.4	162.1	9	—
Other Test Systems	106.4	128.8	107.6	(17)	20

	$1,294.4	$1,170.6	$1,306.1	11%	(10)%

The Semiconductor Test Systems’ increase of 15% in orders from 2005 to 2006 was attributed to increased demand across a wide range of markets, as customers invested in system-on-a-chip (“SOC”) test equipment, principally in the first half of 2006. The FLEX family of testers has moved into mainstream production and, along with the J-750 platform, contributed to almost all of the growth experienced. We also saw a customer shift in orders from period to period with subcontractors making up a larger percentage of orders. The 15% decrease in Semiconductor Test Systems bookings from 2004 to 2005 was driven by less demand from our Subcon customers, primarily in the first half of 2005. The second half of 2005 showed a 50% increase over the first half. Although total Semiconductor Test Systems bookings declined from 2004 to 2005, FLEX bookings increased over 100% during this period.

The Assembly Test Systems’ increase of 9% in orders from 2005 to 2006 was primarily driven by demand in the Mil/Aero business due to the cyclical nature of the Mil/Aero program buys. Orders in the Assembly Test Systems segment were flat from 2004 to 2005.

The decrease in Other Test Systems’ orders of 17% from 2005 to 2006 resulted from a decrease in Broadband Test Systems, offset only slightly by an increase in Diagnostic Solutions. The Other Test Systems bookings increase from 2004 to 2005 was due primarily to a large project booked in the second half of 2005 by a major customer in our Diagnostic Solutions business.

Our order cancellations and backlog adjustments for our three reportable segments for the last three years are as follows:

	2006	2005	2004
	(in millions)
Semiconductor Test Systems	$3.3	$15.2	$10.5
Assembly Test Systems	0.5	—	0.2
Other Test Systems	1.6	—	—

	$5.4	$15.2	$10.7

Semiconductor Test Systems experienced $15.2 million of cancellations and backlog adjustments in 2005. Approximately 70% of this amount was related to cancellations, while the remainder was a backlog adjustment related to management’s estimate of what may be canceled in future periods.

Our net bookings by region as a percentage of total net bookings are as follows:

	2006	2005	2004
United States	28%	25%	23%
South East Asia	21	24	20
Europe	15	17	17
Singapore	12	13	14
Japan	12	9	6
Taiwan	11	10	19
Rest of the World	1	2	1

	100%	100%	100%

For the past three years, our backlog of unfilled orders for our three reportable segments is as follows:

	2006	2005	2004
	(in millions)
Semiconductor Test Systems	$212.4	$289.7	$224.1
Assembly Test Systems	81.5	70.1	63.8
Other Test Systems	44.9	62.4	38.8

	$338.8	$422.2	$326.7

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In 2006, 2005, and 2004 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition, and results of operations.

Revenue

Our net revenue for our three reportable segments for 2006, 2005 and 2004 is as follows:

	2006	2005	2004	2005-2006 Percent Change	2004-2005 Percent Change
	(in millions except percent change)
Semiconductor Test Systems	$1,088.9	$814.2	$1,146.3	34%	(29)%
Assembly Test Systems	164.0	155.1	155.2	6	—
Other Test Systems	123.9	105.9	108.7	17	(3)

	$1,376.8	$1,075.2	$1,410.2	28%	(24)%

Semiconductor Test Systems’ revenue increase of 34% from 2005 to 2006 can be attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment. Almost the entire increase is in our FLEX family and J750 products and is distributed across all regions. The increase is partially offset by a decrease of certain non-FLEX test systems. The reduction in bookings at our Subcon customers in the Semiconductor Test Systems segment in the second half of 2004 drove the decrease in revenue in the first half of 2005. The bookings reduction was primarily the result of lower utilization of our testers at our Subcon customers.

The Assembly Test Systems increase of 6% from 2005 to 2006 in revenue was primarily driven by the in-circuit commercial test systems market. Revenue in the Assembly Test Systems segment was relatively flat from 2004 to 2005.

The increase in Other Test Systems’ revenue resulted from a strong increase in Diagnostic Solutions sales due primarily to the Vehicle Measurement Module product line, offset by a decrease in Broadband Test Systems sales. Other Test Systems revenue was relatively flat from 2004 to 2005.

Our three reportable segments accounted for the following percentages of consolidated net revenue for each of the last three years:

	2006	2005	2004
Semiconductor Test Systems	79%	76%	81%
Assembly Test Systems	12	14	11
Other Test Systems	9	10	8

	100%	100%	100%

Our net revenue by region as a percentage of total revenue is as follows:

	2006	2005	2004
United States	23%	22%	21%
South East Asia	24	24	19
Europe	15	17	16
Taiwan	14	12	19
Japan	12	9	6
Singapore	10	13	16
Rest of the World	2	3	3

	100%	100%	100%

Our product and service revenue breakout for the past three years is as follows:

	2006	2005	2004	2005-2006 Percent Change	2004-2005 Percent Change
	(in millions except percent change)
Product Revenue	$1,124.6	$861.6	$1,173.2	31%	(27)%
Service Revenue	252.2	213.6	237.0	18	(10)

	$1,376.8	$1,075.2	$1,410.2	28%	(24)%

Service revenue is derived from the servicing of our installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales and applications support.

In the past three years, no single customer accounted for more than 10% of consolidated net revenue. In 2006, 2005, and 2004, our three largest customers in the aggregate accounted for 18%, 18% and 21% of consolidated net revenue, respectively.

Gross Margin

	2006	2005	2004	2005-2006 Point Change	2004-2005 Point Change
	(dollars in millions)
Gross Margin	$660.4	$411.8	$660.9
Percent of Total Revenue	48.0%	38.3%	46.9%	9.7	(8.6)

The increase in gross margin of approximately 10 points from 2005 to 2006 was the result of several factors. An increase in Semiconductor Test Systems sales volume contributed 4 points; a shift in product mix within Semiconductor Test Systems contributed 2 points; an improvement in service margins, primarily within Semiconductor Test Systems, contributed 2 points; the remaining 2 point increase was due to lower inventory provisions in 2006, as we recorded a $38.5 million charge for non-FLEX products in the Semiconductor Test Systems segment in 2005, compared to an $8.0 million charge for non-FLEX products in 2006.

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

The breakout of product and service gross margin is as follows:

	2006	2005	2004	2005-2006 Point Change	2004-2005 Point Change
	(dollars in millions)
Product Gross Margin	$569.3	$352.7	$576.0
Percent of Product Revenue	50.6%	40.9%	49.1%	9.7	(8.2)

	2006	2005	2004	2005-2006 Point Change	2004-2005 Point Change
	(dollars in millions)
Service Gross Margin	$91.1	$59.1	$84.9
Percent of Service Revenue	36.1%	27.7%	35.8%	8.4	(8.1)

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written-down to estimated net realizable value. These write-offs and write-downs consist of raw materials and components. Sales of previously reserved inventory items result in recovery of the related inventory provision, which is recorded in cost of revenues. During the years ended December 31, 2006, 2005 and 2004, we sold inventory that was previously reserved which had a favorable gross margin impact of $2.8 million, $1.5 million and $1.3 million, respectively.

During the year ended December 31, 2006, we recorded inventory provisions in cost of revenues of $14.7 million of which $11.7 million was for excess inventory and $3.0 million was for obsolete inventory. Of the $14.7 million of total excess and obsolete provisions recorded, $11.5 million related to Semiconductor Test Systems (including an $8.0 million provision for the write-down of excess non-FLEX inventory), $0.7 million related to Assembly Test Division and $2.5 million related to Other Test Systems.

During the year ended December 31, 2005, we recorded inventory provisions of $49.3 million in cost of revenues of which $36.9 million was for excess inventory and $12.4 million was for obsolete inventory. Of the $49.3 million of total excess and obsolete provisions recorded, $45.6 million related to Semiconductor Test Systems (including a $38.5 million provision for the write-down of excess non-FLEX inventory), $2.9 million related to Assembly Test Systems and $0.8 million related to Other Test Systems.

During the year ended December 31, 2004, we recorded inventory provisions of $9.7 million in cost of revenues of which $3.5 million was for excess inventory and $6.2 million was for obsolete inventory. Of the $9.7 million of total excess and obsolete provisions recorded, $6.2 million related to Semiconductor Test Systems, $3.0 million related to Assembly Test Systems and $0.5 million related to Other Test Systems.

We scrapped $30.9 million, $34.3 million, and $42.1 million of inventory which had been previously written-down or written-off during the years ended December 31, 2006, 2005 and 2004, respectively. We have no set timeline for scrapping the remaining inventory.

As of December 31, 2006 and 2005, we had inventory reserves for amounts which have been written-down or written-off of $139.3 million and $158.4 million, respectively. Of the reserves at December 31, 2006, $13.0 million, $48.8 million, $5.3 million, and $72.2 million relate to inventory provisions recorded in 2006, 2005, 2004, and prior to 2004, respectively.

Engineering and Development

	2006	2005	2004	2005-2006 Change	2004-2005 Change
	(dollars in millions)
Engineering and Development	$208.7	$223.0	$250.0	$(14.3)	$(27.0)
Percent of Total Revenue	15.2%	20.8%	17.8%

During 2006 and 2005, we reduced our levels of investment in engineering and development spending. More than 80% of our total engineering and development expenses are incurred by the Semiconductor Test Systems segment, where a new test platform requires up to three years for development and costs between $150 and $250 million. During 2005, Semiconductor Test Systems completed its UltraFLEX platform development and shifted its focus to increasing the instrumentation set on its FLEX Test Platform (UltraFLEX and FLEX) which requires lower levels of engineering and development expenditures. During 2004, Semiconductor Test Systems reduced the number of platforms under major development, which increased the resources for continued engineering on selective platforms.

The decrease of $14.3 million in engineering and development spending from 2005 to 2006 consists of the following amounts:

•	$26.1 million decrease due to a reduction in headcount primarily in the U.S., offset partially by an increase in engineering and development in low cost regions; and

•	$6.5 million decrease due to the completion of certain portions of the FLEX Test Platform engineering work.

These decreases were partially offset by the following:

•	$10.9 million increase due to higher variable employee compensation; and

•	$7.4 million increase due to stock based compensation.

The decrease of $27.0 million in engineering and development spending from 2004 to 2005 consists of the following amounts:

•	$21.6 million decrease due to the completion of certain portions of the FLEX Test Platform engineering work;

•	$3.5 million decrease due to variable employee compensation; and

•	$1.9 million decrease in depreciation and facility costs as a result of facility closures and lower capital spending.

Selling and Administrative

	2006	2005	2004	2005-2006 Change	2004-2005 Change
	(dollars in millions)
Selling and Administrative	$289.0	$252.8	$254.4	$36.2	$(1.6)
Percent of Total Revenue	21.0%	23.5%	18.0%

The increase in selling and administrative spending of $36.2 million from 2005 to 2006 consists of the following:

•	$19.7 million increase due to higher variable employee compensation;

•

$14.1 million increase due to transitional expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions; and

•	$12.0 million increase due to stock based compensation.

These increase were partially offset by the following:

•	$8.3 million decrease due to a reduction in headcount; and

•	$1.3 million decrease in foreign exchange expense.

The decrease in selling and administrative spending of $1.6 million from 2004 to 2005 is due primarily to an $8.7 million decrease in variable compensation, offset by a $5.5 million increase in sales support spending for the FLEX platform and a $1.6 million increase in salaries and fringe benefits due to salary increases.

Restructuring and Other, Net

In response to a downturn in the industry, we initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, 2005 and in 2006. Additionally, in 2005 and 2006, as part of our facility consolidation, we began selling certain real estate. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the other long-term accrued liabilities account and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $2.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $12.7 million as of December 31, 2006. We have subleased approximately 15% of our unoccupied space as of December 31, 2006 and are actively attempting to sublease the remaining space.

2006 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (gain) provision	$(39,098)	$6,218	$1,153	$50	$(31,677)
Cash receipts (payments)	39,098	(4,353)	(528)	—	34,217
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	$—	$1,865	$625	$—	$2,490

During the year ended December 31, 2006, we recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test Systems facilities in Boston, MA, $1.5 million for a Semiconductor Test Systems parking facility in Boston, MA, $1.3 million for a Semiconductor Test Systems facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$6.2 million of severance charges related to 220 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test Systems facilities in Newbury Park, CA and Waltham, MA.

The restructuring actions taken during the year ended December 31, 2006 are expected to generate quarterly cost savings of approximately $2.4 million across all segments.

2005 Activities

	Severance and Benefits	Gain on Sale of Land and Buildings	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
	(in thousands)
2005 provision (gain)	$21,254	$(15,329)	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	(11,439)	15,329	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	$9,815	$—	$—	$1,730	$529	$12,074

2006 (reversals) provision	$(50)	$—	$—	$555	$—	$505
Cash payments	(8,766)	—	—	(406)	(529)	(9,701)

Balance at December 31, 2006	$999	—	—	$1,879	$—	2,878

During the year ended December 31, 2005 and subsequently, we recorded the following activity related to the 2005 restructuring activities:

•	$21.3 million for severance and related benefits for 526 people terminated across all segments;

•

$15.3 million in gains, including $13.2 million in Semiconductor Test Systems for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in North Reading, MA;

•

$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in North Reading, MA, at Corporate which was subsequently sold;

•	$2.3 million charge in 2005 and an additional $0.6 million in 2006 related to the exit of an Assembly Test Systems facility in Poway, CA; and

•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in the Semiconductor Test Systems segment.

2004 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Total
	(in thousands)
2004 provision	$3,296	$650	$448	$4,394
Cash payments	(1,584)	—	(21)	(1,605)
Asset write-downs	—	(650)	—	(650)

Balance at December 31, 2004	$1,712	$—	$427	$2,139

2005 provision	—	—	308	308
Cash payments	(1,611)	—	(275)	(1,886)

Balance at December 31, 2005	$101	$—	$460	$561

Cash payments	(101)	—	(284)	(385)

Balance at December 31, 2006	$—	$—	$176	$176

During the year ended December 31, 2004 and subsequently, we recorded the following activity related to the 2004 restructuring activities:

•	$3.3 million for severance and related benefits for 140 people terminated across all segments and in all functional areas;

•	$0.7 million for long-lived assets impaired in an Assembly Test Systems facility in Westford, MA as a result of exiting the facility; and

•	$0.4 million in 2004 and an additional $0.3 million in 2005 related to the lease obligations of a vacated Assembly Test Systems facility in Westford, MA.

Pre-2004 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2003	$6,972	$—	$27,275	$34,247

2004 (reversal) provision	(1,705)	(1,875)	397	(3,183)
Cash (payments) receipts	(4,900)	2,755	(7,448)	(9,593)
Asset write-downs	—	(880)	—	(880)

Balance at December 31, 2004	$367	$—	$20,224	$20,591

2005 (reversal) provision	—	(4,068)	625	(3,443)
Cash (payments) receipts	(167)	4,068	(5,978)	(2,077)

Balance at December 31, 2005	$200	$—	$14,871	$15,071

2006 reversal	—	(406)	(2,529)	(2,935)
Cash (payments) receipts	(16)	406	(4,793)	(4,403)

Balance at December 31, 2006	$184	$—	$7,549	$7,733

During the year ended December 31, 2004 and subsequently, we recorded the following related to the pre-2004 restructuring activities:

•	A reversal in 2004 of $1.7 million related to severance and related benefits;

•

In Assembly Test System there was $1.9 million in reversals in 2004 from earnout payments received from the product line divestitures, $4.1 million in reversals in 2005 and $0.4 million in reversals in 2006 from earnout payments received from divestitures;

•	Additional provisions of $0.4 million in 2004 and $0.6 million in 2005 related to changes in estimates of sublease income in Assembly Test Systems; and

•

$2.5 million in 2006 of facility related credits of which $2.2 million consists of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility and $0.3 million credit related to exited leases in the Corporate segment.

Interest Income and Expense

	2006	2005	2004	2005-2006 Change	2004-2005 Change
	(in millions)
Interest income	$44.6	$17.8	$15.4	$26.8	$2.4
Interest expense	$(11.1)	$(16.2)	$(18.8)	$5.1	$2.6

The increase in interest income from 2005 to 2006 was primarily attributable to higher cash balances primarily from the proceeds received from the divestiture of Connection Systems. The increase in interest income from 2004 to 2005 was primarily attributable to an increase in interest rates.

The decrease in interest expense from 2005 to 2006 was due primarily to the repayment of our 3.75% Senior Convertible Notes (the “Notes”) in the fourth quarter of 2006 and repurchases made earlier in the year. The decrease in interest expense from 2004 to 2005 was due primarily to the repurchase of $20.0 million and $71.5 million of our Notes in the first and fourth quarters of 2005, respectively.

Other Income and Expense, Net

Other income and expense, net, for the years ended December 31, 2006, 2005, and 2004 includes the following:

Income (expense)	2006	2005	2004
	(in thousands)
Gain on sale of investment (1)	$—	$—	$2,584
Collection of loan (2)	—	—	585
Other than temporary impairment of common stock investment	—	—	(267)
Fair value adjustment on warrants	—	—	(366)

Total	$—	$—	$2,536

(1)	Gain on sale of an investment in common stock.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

Income (Loss) from Continuing Operations before Income Taxes

	2006	2005	2004	2005-2006 Change	2004-2005 Change
	(in millions)
Semiconductor Test Systems	$183.1	$(88.6)	$158.8	$271.7	$(247.4)
Assembly Test Systems	10.2	8.4	(5.9)	1.8	14.3
Other Test Systems	6.2	8.7	2.7	(2.5)	6.0
Corporate	30.9	(8.6)	(1.1)	39.5	(7.5)

Total	$230.4	$(80.1)	$154.5	$310.5	$(234.6)

The change to an income position from 2005 to 2006 was mainly attributable to increased sales in the Semiconductor Test Systems segment and to a lesser extent gains on the sale of real estate primarily in the Semiconductor Test Systems segment and additional interest income, net in corporate of $32.0 million. The change to a loss position from 2004 to 2005 was mainly attributable to decreased sales in the Semiconductor Test Systems segment.

Income Taxes

During 2006, the income tax expense from continuing operations totaled $27.8 million. The expense relates primarily to a tax provision for foreign taxes offset by benefits from a $6.0 million credit related to U.S. pension funding and the settlement of a California income tax audit for 1998 through 2000.

For the year ended December 31, 2005, there was a tax benefit from continuing operations that totaled $19.7 million. Under generally accepted accounting principles (“GAAP”), a benefit for $29.2 million was recognized for losses relating to 2005 continuing operations, as a result of the sale of Connection Systems. There was an equal and offsetting tax provision in the gain on sale of Connection System in discontinued operations. The remaining portion of the net tax benefit includes a tax provision that related primarily to foreign taxes. For the year ended December 31, 2004, tax expense relates primarily to a tax provision for foreign taxes and also included an IRS settlement related to the closing out of tax years 1999 through 2001.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments (1)	Pension Funding (2)	Total
	(in thousands)
2007	$74,434	$14,155	$19,832	$108,421
2008	—	9,616	1,832	11,448
2009	—	8,195	560	8,755
2010	—	7,432	560	7,992
2011	—	5,557	560	6,117
Beyond 2011	—	2,108	—	2,108

Total	$74,434	$47,063	$23,344	$144,841

(1)	Minimum payments have not been reduced by minimum sublease income of $10.4 million due in the future under non-cancelable subleases.
(2)	Pension funding does not represent contractual obligation but represents management’s funding intentions.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $16.9 million in 2006 from 2005, to $944.6 million. Cash activity for 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004	2005-2006 Change	2004-2005 Change
Cash provided by operating activities:
Net income from continuing operations, adjusted for non cash items	$281.7	$37.2	$241.6	$244.5	$(204.4)
Change in operating assets and liabilities, net of product lines and businesses sold and acquired	172.2	(53.8)	(23.7)	226.0	(30.1)
Cash (used for) provided by discontinued operations	(3.9)	30.9	36.9	(34.8)	(6.0)

Total cash provided by operating activities	$450.0	$14.3	$254.8	$435.7	$(240.5)

Cash provided by (used for) investing activities for continuing operations	196.2	(185.2)	(283.1)	381.4	97.9
Cash provided by (used for) investing activities of discontinued operations	—	366.4	(9.8)	(366.4)	376.2

Total cash provided by (used for) investing activities	$196.2	$181.2	$(292.9)	$15.0	$474.1

Total cash (used for) provided by financing activities	$(418.9)	$(63.9)	$18.8	$(355.0)	$(82.7)

Total	$227.3	$131.6	$(19.3)	$95.7	$150.9

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $172.2 million in 2006 primarily due to a decrease of accounts receivable balances of $73.3 million resulting mostly from the decrease in sales volume in the fourth quarter of 2006 compared to the fourth quarter of 2005 and to a lesser extent a decrease in days sales outstanding, based on annualized fourth quarter net revenues, from 61 days in 2005 to 55 days in 2006. Additionally, there was a decrease in inventory of $78.5 million due to shorter final cycle times with our FLEX products, and an increase of $32.8 million in accrued income taxes due to higher foreign taxes in 2006. The increase of cash flow from changes in accounts receivable, inventory and accrued taxes was partially offset by retirement plan contributions of $30.2 million of which $20.0 million was a contribution to our U.S. Qualified Pension Plan. Changes in operating assets and liabilities used cash of $53.8 million in 2005 primarily due to an increase in accounts receivable of $63.0 million and retirement plan contributions of $40.1 million, partially offset by a $70.5 million decrease in inventory. Changes in operating assets and liabilities used cash of $23.7 million in 2004 primarily due to retirement plan contributions of $38.8 million.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from the sale of businesses, proceeds from asset disposals, proceeds from the sale of product lines, cash paid for assets and purchases of capital assets. Capital expenditures were $110.4 million in 2006, $113.5 million in 2005 and $154.6 million in 2004. Capital expenditures decreased by $41.1 million in 2005 compared to 2004, primarily due to a decrease of internally manufactured systems for use in marketing and engineering activities in the Semiconductor Test Systems segment of approximately $20.2 million. Additions of internally manufactured systems peaked in 2004, due to the introduction of the FLEX Test Platform. The remainder of the decrease was attributable to lower purchases of manufacturing and engineering equipment across Teradyne. Proceeds from asset disposals were $84.6 million and $34.0 million in 2006 and 2005, respectively and consist of sales of real estate. Investing activities of the discontinued operation provided $366.4 million of cash in 2005. In November of 2005, we sold Connection Systems to Amphenol Corporation for net proceeds of $384.7 million.

Financing activities include issuance of our common stock, repurchases of Teradyne’s common stock as well as repayments of debt. During 2006, 2005 and 2004, repayments of long-term debt used cash of $304.6 million, $98.7 million and $11.5 million, respectively. Upon maturity, we paid off the outstanding balance of our outstanding Notes, approximately $261 million aggregate principal, in the fourth quarter of 2006. We repurchased portions of our outstanding Notes in the first and third quarters of 2006, in the first and fourth quarters of 2005 and the third quarter of 2004. During 2006, 2005 and 2004, issuances of common stock under stock option and stock purchase plans generated $23.3 million, $34.7 million and $30.3 million, respectively.

In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market purchases, in privately negotiated transactions or through other appropriate means through July 2008. Shares are to be repurchased at our discretion, subject to market conditions and other factors. During 2006, we repurchased 10.6 million shares of common stock for $137.6 million for an average price of $12.96. Subsequently, we have repurchased 0.2 million shares of common stock for $2.4 million through February 28, 2007.

On October 24, 2001, we issued $400 million principal amount of the Notes in a private placement and received net proceeds of $389 million. The Notes were convertible at the option of the holders at a rate which was equivalent to a conversion price of approximately $26.00 per share, which was equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. We made annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002.

On August 18, 2004, our Board of Directors authorized us to repurchase up to $100 million of the outstanding Notes in open market purchases at negotiated prices below 101.50% of the principal amount. The Board subsequently amended its authorization on October 21, 2005 to authorize repurchases through open market purchases, privately negotiated transaction, auctions, by redemption pursuant to the terms of the governing indenture or other means as determined by our CEO or CFO, at prices below 100.75% of the principal amount. The $100 million authorization for repurchase was fully utilized by management during the third quarter of 2004 and the first and fourth quarters of 2005 to repurchase $8.5 million, $20.0 million and $71.5 million of the Notes, respectively. The decision to repurchase a portion of the Notes was based on the fair market value of the Notes being below the return we would earn on high grade investment securities. On January 26, 2006, management was given further authorization by our Board to repurchase up to the full $300 million of the principal amount that remained outstanding under the Notes through open market purchases, privately negotiated transactions and auctions for a price not to exceed 100% of the principal amount plus any accrued but unpaid interest thereon. During 2006, we repurchased Notes of $15.0 million in the first quarter, $24.0 million in the third quarter, and we repaid the remaining $261 million in the fourth quarter of 2006.

On February 22, 2007, we announced the signing of a definitive agreement with MOSAID Technologies, Inc. of Ottawa, Canada to acquire enabling test technology for a purchase price of $17 million. The transaction is expected to close in March 2007.

We believe our cash, cash equivalents and marketable securities balance of $944.6 million will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

Retirement Plans

We adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS 87, 88, 106, and 132(R). SFAS 158 requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by SFAS 158. The pension asset or liability represents the difference between the fair value of the pension plan’s assets and the projected benefit obligation as of December 31. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of December 31.

Our pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non-U.S. subsidiaries and a Supplemental Executive Defined Benefit Plan, was approximately $11.9 million for the year ended December 31, 2006. The largest portion of our 2006 pension expense was $4.1 million for our U.S. Qualified Pension Plan, which is calculated based upon a number of actuarial assumptions, including an expected return on plan assets for our U.S. Qualified Pension Plan assets of 7.5%. In developing the expected return on plan assets assumption, we evaluated input from our investment manager and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 7.5% was an appropriate rate to use for fiscal 2006. We will continue to evaluate its expected return on plan assets at least annually, and will adjust these returns as necessary.

The current asset allocation for our U.S. Qualified Pension Plan is 49.3% invested in equity securities and 50.7% invested in fixed income securities, which is in accordance with the plan’s asset allocation requirements. Our actual asset allocation as of December 31, 2006 was virtually identical to the plan’s asset allocation model. Our investment manager regularly reviews our actual asset allocation and periodically rebalances the portfolio to ensure alignment with our targeted allocations.

We base our determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2006, under the U.S. Qualified Pension Plan, we had cumulative gains of approximately $11.3 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that we utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index (formerly Salomon Brothers Pension Liability Index), which was at 5.9% at December 31, 2006, up from 5.55% at December 31, 2005. As a result, we selected 6.0% for its December 31, 2006 discount rate, which was up from 5.5% as of December 31, 2005. The duration of the Citigroup Pension Liability Index at December 31, 2006 was 15.9 years, which approximates the duration of the portfolio of pension liabilities. We estimate that our pension expense for the U.S. Qualified Pension Plan will be approximately $1.0 million in 2007. The pension expense estimate for 2007 is based on a 6.0% discount rate. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans. As of December 31, 2006, we had unrecognized pension losses of $59.4 million, of which $44.4 million is for the U.S. Plan.

We performed a sensitivity analysis, which expresses the estimated U.S. Qualified Pension Plan pension expense that would have resulted for the year ended December 31, 2006, if we changed either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	4.5%	5.5%	6.5%
	(in millions)
6.50%	$8.9	$6.1	$3.6
7.50%	6.9	4.1	1.5
8.50%	4.8	2.0	(0.5)

Our funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. The value of our U.S. Qualified Pension Plan assets has increased from $208.2 million at December 31, 2005 to $249.0 million at December 31, 2006. Our contributions and investment performance have eliminated the deficit of our U.S. Qualified Pension Plan, net of benefit obligations, of $20.2 million at December 31, 2005 and created a surplus of $31.5 million at December 31, 2006. During 2006, we contributed $20.0 million to the U.S. Qualified Pension Plan. Based upon the plan’s funded status as of December 31, 2006 we do not expect to make any contributions in 2007 to this plan.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation” in Notes to Consolidated Financial Statements, we have the 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was approved by stockholders on May 25, 2006. The 2006 Equity Plan replaces our 1996 Non-Employee Director Stock Option Plan, our 1997 Employee Stock Option Plan, and our 1991 Employee Stock Option Plan, each of which were terminated upon the shareholders approval of the 2006 Equity Plan. We may not issue any additional option grants or awards under the terminated plans, but the options and awards previously granted and currently outstanding under these plans will remain in effect until the earlier of the date of their exercise, vesting or expiration.

The following table presents information about these plans as of December 31, 2006 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity plans approved by shareholders	4,014	(1)	$19.42	13,169	(3)
Equity plans not approved by shareholders (4)	15,941	(2)	$20.34	—

Total	19,955		$20.16	13,169

(1)	Includes 98,000 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes 1,030,000 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(3)	Consists of 11,901,000 securities available for issuance under the 2006 Equity Plan and 1,268,000 of securities available for issuance under the Employee Stock Purchase Plan.
(4)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of our common stock for each share of GenRad’s common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2006, there were outstanding options exercisable for an aggregate of 184 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $70.66 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers, directors, consultants and advisors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan is 12,000,000 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016.

As mentioned above, our 1997 Employee Stock Option Plan (the “1997 Plan”) was terminated on May 25, 2006, when we adopted our 2006 Equity Plan. Our 1997 Plan was not approved by our shareholders. The 1997

Plan allowed us to issue options and stock awards (including restricted stock and restricted stock units) to our employees, consultants and directors and also to issue deferred stock units to directors. The Compensation Committee of our Board of Directors administered the 1997 Plan and specified at the time of grant of an award, the pertinent terms of such award, including, if such award is an option, whether it was an incentive stock option or non-qualified stock option, the exercise price and vesting provisions. Under the 1997 Plan, as of December 31, 2006, there were outstanding options exercisable for an aggregate of 14,911,000 shares, outstanding restricted stock units which can convert into an aggregate of 1,030,000 shares, and 20,774 shares reserved for issuance pursuant to outstanding director deferred stock units. Most of the outstanding options issued under the 1997 Plan vest in equal installments over two or four years and have a maximum term of either five or seven years. The restricted stock units issued under the 1997 Plan vest in equal installments over two years.

As of December 31, 2006 total unrecognized compensation costs related to non-vested awards and options totaled $15.7 million, and is expected to be recognized over a weighted average period of 0.9 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with the Standard & Poor’s 500 Index and the S&P Information Technology 500 Index. The comparison assumes $100.00 was invested on December 31, 2001 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

	2001	2002	2003	2004	2005	2006
Teradyne, Inc.	$100.00	$43.17	$84.44	$56.64	$48.34	$49.64
S&P 500 Index	$100.00	$77.95	$100.27	$111.15	$116.60	$134.97
S&P Information Technology 500 Index	$100.00	$62.60	$92.16	$94.51	$95.46	$103.44

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any other filing under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Hewitt Associates, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Related Party Transactions

In January of 2006, Paul Tufano, a member of our Board of Directors, became Executive Vice President and Chief Financial Officer of Solectron Corporation. In the ordinary course of business, we have for the last ten years purchased printed circuit board assemblies from Solectron and has also sold in-circuit testers to Solectron. In the years ended December 31, 2006, 2005 and 2004, we purchased $229.9 million, $153.1 million and $141.5 million of printed circuit board assemblies from Solectron, respectively. Sales of in-circuit testers to Solectron for the years ended December 31, 2006, 2005 and 2004 were $5.7 million, $5.7 million and $2.2. million, respectively. As of December 31, 2006 and 2005, $7.0 million and $7.2 million, respectively, was included in accounts payable and $1.3 million and $1.9 million, respectively, was included in accounts receivable, representing amounts due to/from Solectron. We believe that these purchases and sales were made on terms and conditions that were fair and not less favorable to us than could have been obtained from unaffiliated third parties. We expect to continue our relationship with Solectron in 2007 in similar terms.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. We adopted SFAS 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and did not restate prior periods.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 will not have a material impact on our financial positions or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Benefit Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. The funded status is calculated as the difference between the fair value of the plan’s asset and the benefit obligation of the plan, which results in the recognition of a net liability or net asset. For a pension plans, the benefit obligation is a projected benefit obligation ( the “PBO”); for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (the “APBO”). The projected benefit obligation ( the “PBO”) represents actuarial present value of vested and non-vested benefits attributed to the plan through the pension benefit formula for service rendered to that date based on employees’ future salary levels. The accumulated postretirement benefit obligation (the “APBO”) represents an actuarial present value of benefits attributed to employee service that has been rendered to date. Additionally, SFAS 158 requires that any pension or post retirement benefit related unrecognized gains/losses, prior service costs/credits, and net transition assets/obligations expected to be recognized as part of net periodic benefit cost in future periods, be recorded within other comprehensive income/(loss). Upon adoption of SFAS 158 on December 31, 2006, the impact of recording our unrecognized losses, prior service costs and net transition obligations was a decrease to shareholders’ equity of $64.6 million.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial positions or results of operations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash and marketable securities investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable.

Exchange Rate Risk Management

We regularly enter into foreign currency forward contracts to hedge the value of our net monetary assets in the European Euro, Great Britain Pound, Japanese Yen and the Taiwan Dollar. These foreign currency forward contracts have maturities of less than one year. These contracts are used to reduce our risk associated with exchange rate movements, as gains and losses on these contracts are intended to offset exchange losses and gains on underlying exposures. In addition, we periodically hedge anticipated cash flow transactions with foreign currency forward contracts. The gains and losses on these contracts are deferred and recognized in the same period as the hedged transaction is recognized in income. We do not engage in currency speculation.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2006 and 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from changes in interest rates is $2.6 million and $1.3 million as of December 31, 2006 and 2005, respectively.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc. (the “Company”):

We have completed integrated audits of Teradyne, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 1, 2007

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$568,025	$340,699
Marketable securities	47,766	354,042
Accounts receivable, less allowance for doubtful accounts of $4,962 and $4,926 in 2006 and 2005, respectively	158,939	232,462
Inventories
Parts	9,154	37,028
Assemblies in process	83,916	105,678

	93,070	142,706
Prepayments and other current assets	21,610	25,033

Total current assets	889,410	1,094,942
Property, plant and equipment:
Land	26,092	36,996
Buildings and improvements	202,522	267,157
Machinery and equipment	648,957	735,526
Construction in progress	5,476	19,191

Total	883,047	1,058,870

Less: Accumulated depreciation	516,698	637,584

Net property, plant and equipment	366,349	421,286
Marketable securities	328,827	232,952
Goodwill	69,147	69,147
Intangible and other assets	35,819	35,537
Retirement plans assets	31,503	5,868

Total assets	$1,721,055	$1,859,732

LIABILITIES
Current liabilities:
Notes payable—banks	$—	$2,547
Current portion of long-term debt	—	300,282
Accounts payable	40,082	48,012
Accrued employees’ compensation and withholdings	87,975	81,670
Deferred revenue and customer advances	46,471	31,477
Other accrued liabilities	49,136	48,273
Accrued income taxes	36,052	3,234

Total current liabilities	259,716	515,495
Retirement plans liabilities	81,121	80,224
Long-term other accrued liabilities	19,031	19,528
Other long-term debt	—	1,819

Total liabilities	359,868	617,066

Commitments and contingencies (Note J)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 188,952 and 197,011 shares issued and outstanding at December 31, 2006 and 2005, respectively	23,619	24,626
Additional paid-in capital	1,179,015	1,221,990
Deferred compensation	—	(22,104)
Accumulated other comprehensive loss	(66,309)	(78,348)
Retained earnings	224,862	96,502

Total shareholders’ equity	1,361,187	1,242,666

Total liabilities and shareholders’ equity	$1,721,055	$1,859,732

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net revenue:
Products	$1,124,640	$861,616	$1,173,189
Services	252,178	213,616	237,033

Total net revenue	1,376,818	1,075,232	1,410,222
Cost of revenues:
Cost of products	555,349	508,936	597,165
Cost of services	161,037	154,528	152,177

Total cost of revenue	716,386	663,464	749,342
Gross profit	660,432	411,768	660,880
Operating expenses:
Engineering and development	208,702	223,015	249,966
Selling and administrative	289,006	252,807	254,406
Restructuring and other, net	(34,107)	17,644	1,211

Total operating expenses	463,601	493,466	505,583

Income (loss) from operations	196,831	(81,698)	155,297
Interest income	44,624	17,790	15,387
Interest expense	(11,060)	(16,229)	(18,752)
Other income and expense, net	—	—	2,536

Income (loss) from continuing operations before income taxes	230,395	(80,137)	154,468
Provision (benefit) for income taxes	27,752	(19,680)	21,849

Income (loss) from continuing operations	202,643	(60,457)	132,619

(Loss) income from discontinued operations (net of income tax provision of $3,886, $1,320 and $888 in 2006, 2005 and 2004, respectively; Note E)	(3,886)	14,152	32,618
Gain on disposal of discontinued operations (net of income tax provision of $0, $30,979 and $0; Note E)	—	136,953	—

Net income	$198,757	$90,648	$165,237

Net income (loss) per common share from continuing operations:
Basic	$1.04	$(0.31)	$0.68

Diluted	$1.03	$(0.31)	$0.67

Net income per common share:
Basic	$1.02	$0.46	$0.85

Diluted	$1.01	$0.46	$0.84

Shares used in net income (loss) per common share—basic	194,729	196,283	194,048

Shares used in net income (loss) per common share—diluted	204,414	196,283	197,432

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2006, 2005 and 2004

	Shares		Common Stock Par Value	Additional Paid-in Capital	Deferred Compen- sation	Treasury Stock	Accumulated Other Compre- hensive Loss	Retained Earnings	Total Shareholders’ Equity	Compre- hensive Income (Loss)
	Issued	Reacquired
	(in thousands)
Balance, December 31, 2003	218,628	26,655	$27,329	$1,294,661	$—	$(557,057)	$(51,846)	$236,483	$949,570
Issuance of stock to employees under benefit plans	2,316		289	29,962					30,251
Return of escrowed shares		36				(2,027)			(2,027)
Conversion of treasury stock to unissued shares	(26,691)	(26,691)	(3,336)	(159,882)		559,084		(395,866)	—
Comprehensive income:
Net income								165,237	165,237	$165,237
Foreign currency translation adjustment							813		813	813
Reclassification adjustment for gain on marketable securities included in net income net of applicable tax of $0							(2,404)		(2,404)	(2,404)
Unrealized loss on cash flow hedge							(275)		(275)	(275)
Unrealized losses on investments, net of applicable tax of $0							(5,339)		(5,339)	(5,339)
Increase in additional minimum pension liability, net of applicable tax of $0							(2,262)		(2,262)	(2,262)

Total comprehensive income										$155,770

Balance, December 31, 2004	194,253	—	$24,282	$1,164,741	—	$—	$(61,313)	$5,854	$1,133,564
Issuance of stock to employees under benefit plans	2,758		344	57,249	(22,866)				34,727
Amortization of unearned compensation					762				762
Comprehensive income:
Net income								90,648	90,648	$90,648
Foreign currency translation adjustment							(1,218)		(1,218)	(1,218)
Unrealized loss on cash flow hedge							305		305	305
Unrealized losses on investments, net of applicable tax of $0							(5,111)		(5,111)	(5,111)
Increase in additional minimum pension liability, net of applicable tax of $1,712							(11,011)		(11,011)	(11,011)

Total comprehensive income										$73,613

Balance, December 31, 2005	197,011	—	$24,626	$1,221,990	$(22,104)	$—	$(78,348)	$96,502	$1,242,666
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,635	2,551		319	20,318					20,637
Stock-based compensation expense				2,547	22,104				24,651
Repurchase of stock	(10,610)		(1,326)	(65,840)				(70,397)	(137,563)
Comprehensive income:
Net income								198,757	198,757	$198,757
Foreign currency translation adjustment							2,723		2,723	2,723
Unrealized loss on cash flow hedge							(30)		(30)	(30)
Unrealized losses on investments, net of applicable tax of $0							2,807		2,807	2,807
Decrease in additional minimum pension liability, net of applicable tax of $8,057							71,164		71,164	71,164
Adjustment to initially apply SFAS 158, net of applicable tax of $2,827							(64,625)		(64,625)	—

Total comprehensive income										$275,421

Balance, December 31, 2006	188,952	—	$23,619	$1,179,015	$—	$—	$(66,309)	$224,862	$1,361,187

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$198,757	$90,648	$165,237
Less: (Loss) income from discontinued operations	(3,886)	14,152	32,618
Less: Gain on disposal of discontinued operations (Note E)	—	136,953	—

Income (loss) from continuing operations	202,643	(60,457)	132,619
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used for) by operating activities:
Depreciation	68,693	85,270	94,403
Amortization	4,847	5,898	5,729
Stock-based compensation	24,651	762	—
Impairment of long-lived assets	50	8,331	650
Gain on sale of land and building	(39,098)	(15,329)	—
Gain on sale of product lines	(406)	(4,068)	(1,362)
Provision for doubtful accounts	200	278	—
Provision for inventory obsolescence	14,651	49,285	9,699
Deferred income tax credit	(4,185)	(30,955)	(365)
Tax credit related to pension funding	6,026	—	—
Other non-cash items, net	3,757	(1,842)	260
Changes in operating assets and liabilities, net of businesses and product lines sold and acquired:
Accounts receivable	73,323	(63,031)	12,127
Inventories	78,467	70,477	(5,476)
Other assets	6,556	3,359	2,813
Accounts payable, deferred revenue and accruals	11,211	(14,275)	1,329
Retirement plan contributions	(30,232)	(40,091)	(38,820)
Accrued income taxes	32,818	(10,181)	4,362

Net cash provided by (used for) continuing operations	453,972	(16,569)	217,968
Net cash (used for) provided by discontinued operations	(3,886)	30,891	36,860

Net cash provided by operating activities	450,086	14,322	254,828

Cash flows from investing activities:
Investments in property, plant and equipment	(110,417)	(113,474)	(154,558)
Proceeds from sale of land and building	84,617	34,014	—
Proceeds from sale of product lines	406	4,068	1,259
Purchases of available-for-sale marketable securities	(396,922)	(402,911)	(367,037)
Proceeds from sales and maturities of available-for-sale marketable securities	618,495	293,060	237,249

Net cash provided by (used for) continuing operations	196,179	(185,243)	(283,087)
Net cash provided by (used for) discontinued operations	—	366,418	(9,822)

Net cash provided by (used by) investing activities	196,179	181,175	(292,909)

Cash flows from financing activities:
Payments of long-term debt and notes payable	(304,648)	(98,672)	(11,467)
Repurchase of common stock	(137,563)	—	—
Issuance of common stock under stock option and stock purchase plans	23,272	34,727	30,251

Net cash (used for) provided by financing activities	(418,939)	(63,945)	18,784

Increase (decrease) in cash and cash equivalents	227,326	131,552	(19,297)
Cash and cash equivalents at beginning of year	340,699	209,147	228,444

Cash and cash equivalents at end of year	$568,025	$340,699	$209,147

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,469	$15,037	$16,658
Income taxes paid	$6,763	$17,748	$13,963

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	THE COMPANY

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products include:

•	semiconductor test systems (“Semiconductor Test Systems”);

•	circuit-board test and inspection systems and Mil/Aero test instrumentation and systems (“Assembly Test Systems”);

•	automotive diagnostic and test systems (“Diagnostic Solutions”); and

•	voice and broadband access network test systems (“Broadband Test Systems”).

Broadband Test Systems and Diagnostic Solutions have been combined into “Other Test Systems” for purposes of Teradyne’s segment reporting.

B.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

In November 2005, the company sold Teradyne Connection Systems, its interconnection systems product and services division. The results of operations of Connection Systems as well as balance sheet amounts pertaining to this business have been classified as discontinued operations in the consolidated financial statements (see “Note E: Discontinued Operations”).

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order. As of December 31, 2006 and 2005, Teradyne had $16.9 million and $24.3 million in unbilled amounts on long-term contracts included in accounts receivable, respectively. These amounts will be billed on a milestone basis in accordance with contractual terms.

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for both excess and obsolete inventory when such writedowns or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2006, 2005 and 2004 was $40.0 million, $47.6 million and $43.4 million, respectively.

Goodwill, Intangible and Long-Lived Assets

Teradyne accounts for its goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

Engineering and Development Costs

Teradyne’s products are highly technical in nature and require a large and continuing engineering and development effort. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for release to customers. To date, the period between achieving technological feasibility and general availability of the product has been short and software development costs eligible for capitalization have not been material. Engineering and development costs are expensed as incurred and consist primarily of salaries, contractor fees, building costs, depreciation, and tooling costs.

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $2.7 million, $2.4 million and $3.1 million in 2006, 2005 and 2004, respectively.

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2004	$12,447
Accruals for warranties issued during the period	12,627
Settlements made during the period	(14,578)

Balance at December 31, 2005	$10,496
Accruals for warranties issued during the period	19,563
Settlements made during the period	(17,162)

Balance at December 31, 2006	$12,897

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in other long-term accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2004	$4,090
Deferral of new extended warranty revenue	3,743
Recognition of extended warranty deferred revenue	(2,237)

Balance at December 31, 2005	$5,596
Deferral of new extended warranty revenue	5,777
Recognition of extended warranty deferred revenue	(3,023)

Balance at December 31, 2006	$8,350

Stock Compensation Plans and Employee Stock Purchase Plan

Equity Plans and Employee Stock Purchase Plan

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

Restricted stock unit awards granted to employees prior to 2006 (excluding executive officers) vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards granted to employees in 2006 (excluding executive officers) vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers in January 2006, including the CEO, will vest over two years, with 50% of the award subject to time-based vesting and up to 50% of the award subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants will be assessed on or near the first anniversary of the grant date and, in turn, that percentage level will determine the number of performance-based restricted stock units available for vesting over the two-year vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Under the ESPP, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their eligible compensation. The price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. There are two six-month purchase periods in each fiscal year.

Effective January 1, 2006, Teradyne adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the year ended December 31, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

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

The pro-forma table below reflects the effect of recording stock-based compensation for the years ended December 31, 2005 and 2004 had Teradyne applied the fair value recognition provisions of SFAS 123:

	2005	2004
	(in millions, except per share amounts)
(Loss) income from continuing operations as reported	$(60.5)	$132.6
Add: Stock-based compensation included in (loss) income	0.8	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included )	(90.3)	(82.7)

Pro forma (loss) income from continuing operations	$(150.0)	$49.9
(Loss) income from continuing operations per common share—basic as reported	$(0.31)	$0.68
(Loss) income from continuing operations per common share—diluted as reported	$(0.31)	$0.67
(Loss) income from continuing operations per common share—basic pro forma	$(0.76)	$0.26
(Loss) income from continuing operations per common share—diluted pro forma	$(0.76)	$0.25
Net income as reported	$90.6	$165.2
Add: Stock-based compensation included in income	0.8	—
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(99.7)	(91.8)

Pro forma net (loss) income	$(8.3)	$73.4
Net income per common share—basic as reported	$0.46	$0.85
Net income per common share—diluted as reported	$0.46	$0.84
Net (loss) income per common share—basic pro forma	$(0.04)	$0.38
Net (loss) income per common share—diluted pro forma	$(0.04)	$0.37

On May 26, 2005, the Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under Teradyne’s various stock option plans. The stock options that were accelerated had exercise prices that were in excess of

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

The effect within the Statement of Operations of recording stock-based compensation for the year ended December 31, 2006 was as follows:

For the Year Ended December 31, 2006 (in thousands)
Cost of revenue	$4,684
Engineering and development	7,642
Selling and administrative	12,325

Stock-based compensation	24,651
Income tax benefit	(443)

Total stock-based compensation expense after income taxes	$24,208

The impact on both basic and diluted earnings per share for the year ended December 31, 2006 was $0.12 per share.

Valuation Assumptions

There were no options granted in 2006. The weighted average grant fair value for options granted during 2005 and 2004 was $6.86 and $14.30 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Expected life (years)	4.4	4.5
Interest rate	3.9%	3.1%
Volatility	53.4%	65.5%
Dividend yield	0.0%	0.0%

The weighted-average fair value of employee stock purchase rights granted in the first six months of 2006, the last six months of 2006, 2005 and 2004 was $3.81, $3.48, $3.11 and $5.52, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions for 2006, 2005 and 2004, respectively:

	2006	2005	2004
Expected life (years)	0.5	0.5	1.0
Interest rate	4.9%	3.9%	1.3%
Volatility	34.4%	36.7%	43.0%
Dividend yield	0.0%	0.0%	0.0%

As of December 31, 2006, there were 1.3 million shares available for grant under the ESPP.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Restricted Stock Unit and Stock Option Activity:

Restricted stock unit activity and weighted-average grant date fair value information for the year ended December 31, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested January 1, 2006	1,465	$15.58
Awards granted	482	16.53
Awards vested	(680)	15.58
Awards forfeited	(139)	15.62

Non-vested at December 31, 2006	1,128	$16.00

As of December 31, 2006, there was $12.9 million unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over the weighted-average period of 0.95 years. In December 2006 Teradyne issued 0.7 million shares of common stock to employees that received December 2005 restricted stock unit awards. The weighted average grant date fair value of the restricted stock units was $15.58.

Stock options activity and weighted-average grant date fair value information for the year ended December 31, 2006 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Outstanding at January 1	22,950	$20.73
Options granted	—	—
Options exercised	(729)	12.15
Options forfeited	(130)	12.99
Options cancelled	(3,080)	23.44

Options at December 31	19,011	$20.66

As of December 31, 2006, there was $2.8 million unrecognized stock-based compensation related to non-vested stock options. That cost is expected to be recognized over the weighted-average period of 0.49 years.

Related Party Transactions

In January of 2006, Paul Tufano, a member of Teradyne’s Board of Directors, became Executive Vice President and Chief Financial Officer of Solectron Corporation. In the ordinary course of business, Teradyne purchases printed circuit board assemblies from Solectron and sells in-circuit testers to Solectron. In the years ended December 31, 2006, 2005 and 2004, Teradyne purchased $229.9 million, $153.1 million and $141.5 million of printed circuit board assemblies from Solectron, respectively. Sales of in-circuit testers to Solectron for the years ended December 31, 2006, 2005 and 2004 were $5.7 million, $5.7 million and $2.2 million, respectively. As of December 31, 2006 and 2005, $7.0 million and $7.2 million, respectively, was included in accounts payable and $1.3 million and $1.9 million, respectively, was included in accounts receivable, representing amounts due to/from Solectron.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Investments in Other Companies

Teradyne holds minority interests in public and private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne’s proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2006 and 2005, these investments have a carrying value of zero.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, we first utilize non-equity related tax attributes, such as net operating loss and credit carryforwards, and then utilize equity-related tax attributes.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for Diagnostic Systems for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are re-measured on a quarterly basis into the subsidiaries functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the subsidiaries functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from re-measurement are included in operations and were immaterial for the years ended December 31, 2006, 2005 and 2004. For Diagnostic Systems, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenue and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Except where the result would be antidilutive to income before continuing operations, diluted net income (loss) per common share is calculated by dividing net income (loss) by the sum of the weighted average number of common shares plus common stock equivalents, if applicable.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s current payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), unrealized pension gains and losses, unrealized gains and losses on certain investments in debt, equity and derivative securities and cumulative translation adjustments.

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

In December 2004, the FASB issued SFAS 123R. In annual periods beginning after June 15, 2005, SFAS 123R would eliminate the ability to account for equity-based compensation using the intrinsic value-based method under APB 25. SFAS 123R requires companies to record in their Statements of Operations equity-based compensation expense for stock compensation awards based on the fair value of the equity instrument at the time of grant. Teradyne adopted SFAS 123R beginning in the first quarter of 2006, as required, using the “Modified Prospective” method, and did not restate prior periods. See also “Note B: Accounting Policies” and “Note O: Stock Based Compensation.”

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 will not have a material impact on Teradyne’s financial positions or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Benefit Plans, an amendment of FASB statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires companies to recognize the funded status of their defined benefit pension and other postretirement benefit plans on the balance sheet. The funded status is calculated as the difference between the

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—(Continued)

fair value of the plan’s asset and the benefit obligation of the plan, which results in the recognition of a net liability or net asset. For a pension plans, the benefit obligation is a projected benefit obligation ( the “PBO”); for other postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (the “APBO”). The projected benefit obligation ( the “PBO”) represents actuarial present value of vested and non-vested benefits attributed to the plan through the pension benefit formula for service rendered to that date based on employees’ future salary levels. The accumulated postretirement benefit obligation (the “APBO”) represents an actuarial present value of benefits attributed to employee service that has been rendered to date. Additionally, SFAS 158 requires that any pension or post retirement benefit related unrecognized gains/losses, prior service costs/credits, and net transition assets/obligations expected to be recognized as part of net periodic benefit cost in future periods, be recorded within other comprehensive income/(loss). Upon adoption of SFAS 158 on December 31, 2006, the impact of recording Teradyne’s unrecognized losses, prior service costs and net transition obligations was a decrease to shareholders’ equity of $64.6 million. See also “Note N: Retirement Plans.”

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have a material impact on Teradyne’s financial positions or results of operations.

D.	RISKS AND UNCERTAINTIES

Certain Factors That May Affect Future Results

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to the following:

•	Teradyne is subject to intense competition;

•	Teradyne’s business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	Teradyne’s operating results are likely to fluctuate significantly;

•	Teradyne is subject to risks of operating internationally;

•	If Teradyne fails to develop new technologies to adapt to its customers’ needs and if its customers fail to accept its new products, its revenues will be adversely affected;

•	If Teradyne’s suppliers do not meet product or delivery requirements, it could have reduced revenues and earnings;

•	Teradyne’s operations may be adversely impacted if its outsourced service providers fail to perform;

•	Teradyne has significant guarantees and indemnification obligations;

•

Teradyne has taken measures to ensure that it is prepared to address slowdowns in the market for its products, which could have long-term negative effects on its business or impact its ability to adequately address a rapid increase in customer demand;

•	Teradyne may incur significant liabilities if it fails to comply with environmental regulations;

•	Teradyne currently is and in the future may be subject to litigation that could have an adverse effect on its business;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.	RISKS AND UNCERTAINTIES—(Continued)

•	If Teradyne is unable to protect its intellectual property, it may lose a valuable asset or may incur costly litigation to protect its rights;

•	Teradyne’s business may suffer if it is unable to attract and retain key employees;

•	Teradyne may incur higher tax rates than it expects;

•	Teradyne’s business is impacted by worldwide economic cycles, which are difficult to predict;

•	acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact Teradyne’s business;

•	provisions of Teradyne’s charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult; and

•	Teradyne may acquire new businesses or form strategic alliances in the future, and it may not realize the benefits of such acquisitions.

E.	DISCONTINUED OPERATIONS

In November, 2005, Teradyne sold its Connection Systems segment to Amphenol Corporation for $390.0 million in cash, subject to a post-closing net asset value adjustment. As a result of the post-closing adjustment process, the final purchase price was $384.7 million. This resulted in a net gain on disposal after tax of $137.0 million. Teradyne sold this operating segment to focus on its core test businesses. The financial information for this segment was reclassified to discontinued operations for all periods presented. Connection Systems had net revenues for the eleven months ended November 30, 2005 of $331.0 million and $381.7 million for the year ended December 31, 2004. Net loss of the discontinued operations was $3.9 million for the year ended December 31, 2006, relating to a change in estimate to tax expenses from the sale of Connection Systems. Under applicable accounting guidance, there is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return. Net income of the discontinued operations through the date of sale in 2005 was $14.2 million, and for the year ended December 31, 2004 was $32.6 million.

F.	FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Included in cash and cash equivalents are time deposits of $88.7 million and $70.0 million for the years ended December 31, 2006 and 2005, respectively.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading at December 31, 2006 or 2005. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the years ended December 31, 2006, 2005, and 2004, Teradyne recorded realized gains of $0.1 million, $0.5 million, and

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

$0.7 million, respectively, on the sale of its marketable securities. For the years ended December 31, 2006, 2005, and 2004, Teradyne recorded realized losses of $0.3 million, $0.8 million, and $0.1 million, respectively, on the sale of its marketable securities. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

Short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2006 and 2005 these investments are reported as follows:

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2006
Short-term marketable securities:
U.S. Treasury and government agency securities	$14,684	$—	$(115)	$14,569	$14,569
Corporate debt securities	33,437	—	(240)	33,197	25,159

	$48,121	$—	$(355)	$47,766	$39,728

Long-term marketable securities:
U.S. Treasury and government agency securities	$57,442	$—	$(1,653)	$55,789	$55,789
Corporate debt securities	275,546	91	(2,599)	273,038	164,600

	$332,988	$91	$(4,252)	$328,827	$220,389

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2005
Short-term marketable securities:
U.S. Treasury and government agency securities	$54,307	$86	$(222)	$54,171	$38,000
Corporate debt securities	297,840	2,175	(144)	299,871	87,204

	$352,147	$2,261	$(366)	$354,042	$125,204

Long-term marketable securities:
U.S. Treasury and government agency securities	$76,422	$32	$(1,563)	$74,891	$69,856
Corporate debt securities	160,326	141	(2,406)	158,061	132,128

	$236,748	$173	$(3,969)	$232,952	$201,984

As of December 31, 2006 there are $188.7 million of investments that have had an unrealized loss for greater than one year and $71.4 million have had an unrealized loss for less than one year. Teradyne has determined the losses on these investments are temporary in nature, and therefore should not be impaired, as the unrealized losses result from changes in interest rates.

Other

As of December 31, 2005, the estimated fair value of Teradyne’s convertible notes was approximately $297.0 million compared to the carrying value of $300.0 million. The estimated fair value of the convertible notes is based on the quoted market prices of the convertible notes on December 31, 2005.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

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

At December 31, 2006 and 2005, Teradyne had the following forward currency contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	December 31, 2006			December 31, 2005
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(6.5)	$27.8	$21.3	$—	$19.1	$19.1
Taiwan Dollar	—	5.6	5.6	—	5.4	5.4
British Pound Sterling	(29.6)	14.0	(15.6)	(4.4)	4.2	(0.2)
European Euro	(18.3)	14.8	(3.5)	(9.2)	8.5	(0.7)

Total	$(54.4)	$62.2	$7.8	$(13.6)	$37.2	$23.6

The fair value of the outstanding contracts at December 31, 2006 and 2005 was a gain of $0.7 million and a loss of $0.5 million, respectively. In 2006, Teradyne recorded net realized gains of $2.2 million related to foreign currency forward contracts hedging net monetary positions. In 2005, Teradyne recorded net realized losses of $0.5 million related to foreign currency forward contracts hedging net monetary positions. In 2004, Teradyne recorded net realized losses of $1.9 million related to forward contracts hedging net monetary positions. Both the contract gains and losses on the items being hedged are included in selling and administrative expenses.

During 2006 and 2005 there were no gains or losses from cash flow hedges due to ineffectiveness. During 2004 there were losses of $0.1 million on cash flow hedges due to ineffectiveness which was included in selling and administrative expense.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	FINANCIAL INSTRUMENTS—(Continued)

The effective portion of derivative gains and losses related to cash flow hedges are included in accumulated other comprehensive loss and are reclassified into earnings when the forecasted transaction occurs. During fiscal 2006, $0.1 million of losses were reclassified to revenue. During fiscal 2005, $0.2 million of gains were reclassified to revenue. No cash flow hedges were derecognized or discontinued during fiscal 2006 and 2005.

At December 31, 2003, Teradyne held warrants to purchase 0.3 million shares of common stock of LogicVision, Inc., a public technology company, at an exercise price of $4.86 per share. During 2004, the warrants expired. In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” Teradyne recorded a loss of $0.4 million in other income and expense for the changes in fair value of the warrants for the year ended December 31, 2004.

Concentration of Credit Risk

Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of marketable securities, forward currency contracts and accounts receivable. Teradyne maintains cash investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated AA or higher, which have minimal credit risk. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable.

G.	DEBT

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005
	(in thousands)
Convertible senior notes	$—	$300,000
Other long-term debt	—	2,101

Total	—	302,101
Less current maturities	—	300,282

	$—	$1,819

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

Teradyne began making annual interest payments of up to $15 million, paid semi-annually, on the Notes on April 15, 2002. The Notes were senior unsecured obligations of Teradyne that ranked equally with Teradyne’s existing and future unsecured and unsubordinated indebtedness. The price Teradyne was required to pay was 100% of the principal amount of the Notes to be repurchased, together with interest accrued but unpaid to, but

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	DEBT—(Continued)

excluding, the repurchase date. At Teradyne’s option and subject to the satisfaction of certain conditions, instead of paying the repurchase price in cash, it may pay the repurchase price in common stock valued at 95% of the average of the closing prices of common stock for the five trading days immediately preceding and including the third trading day prior to the repurchase date. During 2004 and the first quarter of 2005, Teradyne repurchased $8.5 million and $20.0 million, respectively, of the outstanding principal amount of the Notes pursuant to the August 18, 2004 Board of Directors authorization given to management to repurchase up to $100 million of the outstanding Notes in open market purchases at negotiated prices below 101.50% of the principal amount. During the fourth quarter of 2005, Teradyne repurchased $71.5 million of the Notes through several privately negotiated transactions, at a weighted average price of 99.11% of the principal amount of the Notes. These repurchases were made pursuant to the Board of Directors’ authorization given to management on August 18, 2004 and as amended on October 21, 2005, and represent the remaining amount authorized for repurchase. Teradyne incurred no gain or loss during the year ended December 31, 2006 and 2005 as a result of these transactions. This debt was paid in its entirety during 2006.

Notes Payable - Banks

There was no outstanding notes payable balance as of December 31, 2006. The outstanding notes payable balance as of December 31, 2005 was $2.5 million. The weighted average interest rates on notes payable outstanding in Japan as of December 31, 2005 was 1.4%.

H.	ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2006 and 2005, the accumulated other comprehensive loss balances were:

	2006	2005
	(in thousands)
Retirement plans net loss, net of tax	$(62,516)	$—
Retirement plans prior service cost, net of tax	(2,561)	—
Retirement plans net transition asset, net of tax	57	—
Unrealized loss on investments	(4,175)	(6,982)
Foreign currency translation adjustments	2,886	163
Minimum pension liability	—	(71,559)
Unrealized gain on cash flow hedge	—	30

Total accumulated other comprehensive loss	$(66,309)	$(78,348)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	GOODWILL AND INTANGIBLE ASSETS

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheets:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$13,281	$5,912	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,078	1,701	8.0 years
Tradenames and trademarks	3,800	2,454	1,346	8.0 years

Total intangible assets	$27,772	$18,813	$8,959	7.7 years

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$10,712	$8,481	7.5 years
Service and software maintenance contracts and customer relationships	4,779	2,478	2,301	8.0 years
Tradenames and trademarks	3,800	1,979	1,821	8.0 years

Total intangible assets	$27,772	$15,169	$12,603	7.7 years

Aggregate amortization expense was $3.6 million in each of the years ended December 31, 2006, 2005 and 2004. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2007	$3,529
2008	2,962
2009	2,468
2010	—
2011	—

Goodwill

Teradyne has identified goodwill in its Assembly Test Systems reportable segment with a carrying amount of $69.1 million at December 31, 2006 and 2005.

SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. Teradyne’s annual impairment test is performed in the fourth quarter of each fiscal year. Teradyne tested the Assembly Test Systems reporting unit for impairment during its annual test and concluded that there was no impairment of goodwill as of December 31, 2006, 2005 and 2004.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for the years ended December 31, 2006, 2005 and 2004 was $22.6 million, $23.6 million and $24.2 million, respectively.

Teradyne leases portions of its office and operating facilities under various operating lease arrangements. The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments*
(in thousands)
2007	$14,155
2008	9,616
2009	8,195
2010	7,432
2011	5,557
Beyond 2011	2,108

Total	$47,063

*	Minimum payments have not been reduced by minimum sublease income of $10.4 million due in the future under non-cancelable subleases.

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

In 2001, Teradyne was designated as a “potentially responsible party” (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of its acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement in 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In 2006, Teradyne received a general notice letter from the U.S. Environmental Protection Agency (“EPA”) which informed Teradyne that the EPA believes it is a de minimis PRP with respect to the Casmalia Disposal Site in California. Teradyne is currently waiting for further details from the EPA regarding the terms of the de minimis settlement offer that it expects to receive.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	COMMITMENTS AND CONTINGENCIES—(Continued)

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

Guarantees and Indemnification Obligations

Teradyne provides an indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. Teradyne has entered into indemnification agreements with certain of its officers and directors. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, Teradyne has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two former executive officers of Teradyne are named defendants in a securities case pending in the U.S. Court of Appeals for the Ninth Circuit. Each of these former executive officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by Teradyne’s director and officer liability insurance provider.

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

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2006 and 2005, Teradyne had a product warranty accrual of $12.9 million and $10.5 million, respectively in other accrued liabilities and revenue deferrals related to extended warranties of $8.4 million and $5.6 million, respectively in deferred revenue.

In addition, and in the ordinary course of business, Teradyne provides minimum purchase guarantees to certain of its vendors to ensure continuity of supply against the market demand. Although some of these

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	COMMITMENTS AND CONTINGENCIES—(Continued)

guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, Teradyne re-evaluates these guarantees and determines what charges, if any, should be recorded.

With respect to its agreements covering product, business or entity divestitures and acquisitions, Teradyne provides certain representations, warranties and covenants to purchasers and agrees to indemnify and hold such purchasers harmless against breaches of such representations, warranties and covenants. Many of the indemnification claims have a definite expiration date while some remain in force indefinitely. With respect to its acquisitions, Teradyne may, from time to time, assume the liability for certain events or occurrences that took place prior to the date of acquisition.

As a matter of ordinary business course, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions, purchase commitments to certain vendors, and lease commitments to landlords.

Based on historical experience and information known as of December 31, 2006, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2006 because the amount would be immaterial.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) from continuing operations and net income (loss) per common share:

	2006	2005	2004
	(in thousands, except per share amounts)
Net income (loss) from continuing operations	$202,643	$(60,457)	$132,619
(Loss) income from discontinued operations	(3,886)	14,152	32,618
Gain on disposal of discontinued operations, net	—	136,953	—

Net income for basic net income per share	198,757	90,648	165,237
Income impact of assumed conversion of convertible debentures	8,346	—	—

Net income for diluted net income per share	$207,103	$90,648	$165,237

Shares used income (loss) from continuing operations per common share—basic	194,729	196,283	194,048
Incremental shares from assumed conversion of convertible debentures	8,546	—	—
Employee and director stock options	699	—	3,273
Restricted stock units	382	—	—
Employee stock purchase rights	58	—	111

Dilutive potential common shares	9,685	—	3,384

Shares used in income (loss) from continuing operations per common share—diluted	204,414	196,283	197,432

Net income (loss) per common share—basic
Continuing operations	$1.04	$(0.31)	$0.68
Discontinued operations	(0.02)	0.77	0.17

	$1.02	$0.46	$0.85

Net income (loss) per common share—diluted
Continuing operations	$1.03	$(0.31)	$0.67
Discontinued operations	(0.02)	0.77	0.17

	$1.01	$0.46	$0.84

The computation of diluted net income per common share for the year ended December 31, 2006 and 2004 excludes the effect of the potential exercise of options to purchase approximately 15.3 million and 21.8 million shares, respectively, because the exercise price of the option was greater than the average market price of the common shares, as the effect would have been ant-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the year ended December 31, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share.” In using the “if converted” method, $8.3 million of interest expense related to the convertible notes for the year ended December 31, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. Accordingly, 8.5 million incremental shares from the assumed conversion of the convertible debt are added to shares when calculating diluted net income per common share for the year ended December 31, 2006.

The computation of diluted net loss per common share for the year ended December 31, 2005 excludes the effect of the potential exercise of all options because the effect would have been anti-dilutive. Diluted (loss) income per common share for the years ended December 31, 2005 and 2004 also excludes 11.5 million shares and 15.1 million shares, respectively, related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER, NET

In response to a downturn in the industry, Teradyne initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, 2005 and in 2006. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in accrued employee compensation and withholdings. The remaining accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $12.7 million as of December 31, 2006.

2006 Activities

	Gain on Sale of land And Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (gain) provision	$(39,098)	$6,218	$1,153	$50	$(31,677)
Cash receipts (payments)	39,098	(4,353)	(528)	—	34,217
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	$—	$1,865	$625	$—	$2,490

During the year ended December 31, 2006, Teradyne recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test Systems facilities in Boston, MA, $1.5 million for a Semiconductor Test Systems parking facility in Boston, MA, $1.3 million for a Semiconductor Test Systems facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$6.2 million of severance and related benefits for 220 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test Systems facilities in Newbury Park, CA and Waltham, MA.

2005 Activities

	Severance and Benefits	Gain on Sale of Land and Buildings	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
	(in thousands)
2005 provision (gain)	$21,254	$(15,329)	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	(11,439)	15,329	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	$9,815	$—	$—	$1,730	$529	$12,074

2006 (reversals) provision	$(50)	$—	$—	$555	$—	$505
Cash payments	(8,766)	—	—	(406)	(529)	(9,701)

Balance at December 31, 2006	$999	—	—	$1,879	$—	2,878

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER, NET—(Continued)

During the year ended December 31, 2005, and subsequently, Teradyne recorded the following activity related to the 2005 restructuring activities:

•	$21.3 million for severance and related benefits for 526 people terminated across all segments;

•

$15.3 million in gains, including $13.2 million in Semiconductor Test Systems for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in North Reading, MA;

•

$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in North Reading, MA, at Corporate which was subsequently sold;

•	$2.3 million charge in 2005 and an additional $0.6 million in 2006 related to the exit of an Assembly Test Systems facility in Poway, CA; and

•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in the Semiconductor Test Systems segment.

2004 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Total
	(in thousands)
2004 provision	$3,296	$650	$448	$4,394
Cash payments	(1,584)	—	(21)	(1,605)
Asset write-downs	—	(650)	—	(650)

Balance at December 31, 2004	$1,712	$—	$427	$2,139

2005 provision	—	—	308	308
Cash payments	(1,611)	—	(275)	(1,886)

Balance at December 31, 2005	$101	$—	$460	$561

Cash payments	(101)	—	(284)	(385)

Balance at December 31, 2006	$—	$—	$176	$176

During the year ended December 31, 2004 and subsequently, Teradyne recorded the following activity related to the 2004 restructuring activities:

•	$3.3 million for severance and related benefits for 140 people terminated across all segments and in all functional areas;

•	$0.7 million for long-lived assets impaired in an Assembly Test Systems facility in Westford, MA as a result of exiting the facility; and

•	$0.4 million in 2004 and an additional $0.3 million in 2005 related to the lease obligations of a vacated Assembly Test Systems facility in Westford, MA.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	RESTRUCTURING AND OTHER, NET—(Continued)

Pre-2004 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2003	$6,972	$—	$27,275	$34,247
2004 (reversal) provision	(1,705)	(1,875)	397	(3,183)
Cash (payments) receipts	(4,900)	2,755	(7,448)	(9,593)
Asset write-downs	—	(880)	—	(880)

Balance at December 31, 2004	$367	$—	$20,224	$20,591

2005 (reversal) provision	—	(4,068)	625	(3,443)
Cash (payments) receipts	(167)	4,068	(5,978)	(2,077)

Balance at December 31, 2005	$200	$—	$14,871	$15,071

2006 reversal	—	(406)	(2,529)	(2,935)
Cash (payments) receipts	(16)	406	(4,793)	(4,403)

Balance at December 31, 2006	$184	$—	$7,549	$7,733

During the year ended December 31, 2004 and subsequently, Teradyne recorded the following related to the pre-2004 restructuring activities:

•	A reversal in 2004 of $1.7 million related to severance and related benefits;

•

In Assembly Test System there was $1.9 million in reversals in 2004 from earnout payments received from the product line divestitures, $4.1 million in reversals in 2005 and $0.4 million in reversals in 2006 from earnout payments received from divestitures;

•	Additional provisions of $0.4 million in 2004 and $0.6 million in 2005 related to changes in estimates of sublease income in Assembly Test Systems; and

•

$2.5 million in 2006 of facility related credits of which $2.2 million consists of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility and $0.3 million credit related to exited leases in the Corporate segment.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	OTHER INCOME AND EXPENSE, NET

Other income and expense, net for the years ended December 31, 2006, 2005 and 2004 includes the following:

Income/(expense)	2006	2005	2004
	(in thousands)
Gain on sale of investment (1)	$—	$—	$2,584
Collection of loan (2)	—	—	585
Other than temporary impairment of common stock investment	—	—	(267)
Fair value adjustment on warrants	—	—	(366)

Total	$—	$—	$2,536

(1)	Gain on sale of an investment in common stock.
(2)	The loan had previously been valued at zero due to its uncertainty of collection.

N.	RETIREMENT PLANS

Teradyne adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS 87, 88, 106, and 132(R). SFAS 158 requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by SFAS 158. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation as of December 31. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of December 31. The following table illustrates the effect on the individual financial statement line items of applying this standard for the year ended December 31, 2006 (in thousands):

	Before Application of SFAS 158	Adjustment for Application of SFAS 158	After Application of SFAS 158
Long term pension assets	$2,366	$29,137	$31,503
Current pension liabilities	—	(1,459)	(1,459)
Long term pension liabilities	40,450	(91,406)	(50,956)
Other comprehensive loss, net of tax	395	64,625	65,020
Deferred tax asset	234	2,593	2,827
Current post-retirement benefit liabilities	—	(2,970)	(2,970)
Long term post-retirement benefit liabilities	(20,718)	(520)	(21,238)

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plan assets and obligations are shown below:

	2006	2005
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$304,069	$266,695
Service cost	7,042	7,196
Interest cost	15,723	14,937
Actuarial (gain) loss	(24,159)	26,653
Benefits paid	(9,113)	(9,794)
Curtailment	—	(1,350)
Other	—	3,903
Non U.S. currency movement	4,295	(4,171)

End of year	297,857	304,069
Change in plan assets:
Fair value of plan assets:
Beginning of year	225,097	179,219
Company contributions	30,232	40,091
Plan participants’ contributions	63	62
Actual return	29,240	15,963
Benefits paid	(9,113)	(9,794)
Special termination benefits	—	591
Other	—	450
Non U.S. currency movement	1,426	(1,485)

End of year	276,945	225,097

Funded status	(20,912)	(78,972)

Unrecognized prior service cost		5,868
Unrecognized net transition obligation		(3)
Unrecognized net actuarial loss		100,360

Net amount recognized		27,253

The following table provides amounts recognized in the statement of financial position as of December 31:

	2006	2005
	(in thousands)
Long term pension asset	$31,503	$5,868
Current pension liabilities	(1,459)	—
Long term pension liabilities	(50,956)	(57,106)
Accumulated other comprehensive loss	—	78,491

	$(20,912)	$27,253

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

2006
(in thousands)
Net loss	$59,433
Prior service cost	5,024
Net transition asset	(89)

Total recognized in other comprehensive loss before tax	64,368
Deferred tax asset	(2,827)

Total recognized in other comprehensive loss, net of tax	$61,541

The estimated portion of net loss and prior service cost remaining in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic benefit cost in 2007 is $3.0 million, and $0.9 million respectively.

The accumulated benefit obligation for all defined pension plans was $272.6 million and $278.9 million at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2006	2005
	(in millions)
Projected benefit obligation	$51.8	$304.1
Accumulated benefit obligation	$40.3	$278.9
Fair value of plan assets	$0.7	$225.1

Expense

For the years ended December 31, 2006, 2005 and 2004, Teradyne’s net pension benefit costs were comprised of:

	2006	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$7,042	$7,196	$6,581
Interest cost	15,723	14,937	13,883
Expected return on plan assets	(17,694)	(14,789)	(12,959)
Amortization of:
Net transition obligation	66	130	86
Prior service cost	844	1,061	879
Net loss	5,900	4,989	3,293
Curtailment cost	—	2,154	—

Total expense	$11,881	$15,678	$11,763

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Weighted Average Assumptions to Determine Net Periodic Benefit Cost

	United States Plan			Foreign Plans
	2006	2005	2004	2006	2005	2004
Discount rate	5.5%	5.75%	6.0%	4.1%	4.4%	5.0%
Expected return on plan assets	7.5	7.5	8.0	4.0	4.4	4.9
Salary progression rate	4.0	4.0	4.0	3.5	3.3	3.2

Weighted Average Assumptions to Determine Benefit Obligations

	United States Plan			Foreign Plans
	2006	2005	2004	2006	2005	2004
Discount rate	6.0%	5.5%	5.75%	4.0%	4.1%	4.4%
Salary progression rate	4.0	4.0	4.0	3.5	3.4	2.8

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 7.5% was an appropriate rate to use for fiscal 2006 for the U.S. Qualified Pension Plan.

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2006, under the U.S. Qualified Pension Plan, Teradyne had cumulative gains of approximately $11.3 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index (formerly Salomon Brothers Pension Liability Index), which was at 5.9% at December 31, 2006, up from 5.55% at December 31, 2005. As a result, Teradyne selected 6.0% for its December 31, 2006 discount rate, which was up from 5.5% as of December 31, 2005.

Plan Assets

Teradyne’s weighted average asset allocation at December 31, 2006 and 2005, by asset category is as follows:

	United States Plan		Foreign Plans
	2006	2005	2006	2005
Equity Securities	49.3%	48.4%	55.9%	72.9%
Debt Securities	50.7	51.6	38.6	10.6
Other	—	—	5.5	16.5

Total	100.0%	100.0%	100.0%	100.0%

Teradyne employs a total return investment approach for its pension plan assets whereby a mix of equities and fixed income investments are used to ensure the preservation of capital and to maximize the long-term return of plan assets for a prudent level of risk. The investment portfolio contains a diversified blend of equity and fixed

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

income investments. The investment portfolio will not at any time have a direct investment in Teradyne stock. It may have an indirect investment in Teradyne stock, if one of the funds selected by the investment manager invests in Teradyne stock.

The target asset allocation and index for each asset category for the U.S. Qualified Pension Plan, per policy, for the portfolio is as follows:

Asset Category:	Policy Index:	Target
Equity (Large cap)	S&P 500 Stock Index	22%
Equity (Small cap)	Russell 2000 Index	10
International Equity	MSCI EAFE Index (Net Dividends) and MSCI Emerging Markets Free Index	15
Passive Fixed Income	Lehman Aggregate Bond Index	33
High-Yield Fixed Income	Lehman Brothers High Yield Very Liquid Index	10
Real Assets	Real Asset Custom Index	10

Teradyne’s investment manager regularly reviews Teradyne’s actual asset allocation and periodically rebalances Teradyne’s portfolio to ensure alignment to the targeted allocation.

The investment return objectives are to achieve a rate of return, which exceeds the rate of inflation, as measured by the Consumer Price Index, by 3% per year, and to avoid excessive volatility and produce a rate of return that at least matches the Policy Index identified above.

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

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2006, 2005 and 2004, Teradyne contributed $30.2 million, $40.1 million and $38.8 million to the plans, respectively. Based upon the plan’s funded status as of December 31, 2006, Teradyne does not expect to make any contributions in 2007 to this plan.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2007	$9,085	$1,750
2008	9,849	1,867
2009	10,325	1,734
2010	11,141	1,735
2011	11,886	2,053
2012-2016	75,915	15,514

Post-Retirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death, and medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees (including executive officers) could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the post retirement assets and obligations are shown below:

	2006	2005
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$31,328	$34,402
Service cost	255	500
Interest cost	1,404	1,684
Curtailment	—	(1,709)
Actuarial gain	(5,824)	(610)
Benefits paid	(2,955)	(2,939)
Plan amendment	—	—

End of year	$24,208	$31,328
Change in plan assets:
Fair value of plan assets:
Beginning of year	$—	$—
Company contributions	2,955	2,939
Benefits paid	(2,955)	(2,939)

End of year	$—	$—

Funded status	$(24,208)	$(31,328)

Unrecognized prior service cost		(2,698)
Unrecognized net actuarial loss		12,327

Net amount recognized		(21,699)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in long-term other accrued liabilities in the statement of financial position as of December 31:

	2006	2005
	(in thousands)
Current post retirement benefit liability	$(2,970)	$—
Long term post retirement benefit liability	(21,238)	(21,699)

	$(24,208)	$(21,699)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

2006
(in thousands)
Net loss	$5,942
Prior service cost	(2,463)

Total other comprehensive loss, net of tax	3,479

Expense

For the years ended December 31, 2006, 2005 and 2004, Teradyne’s net post retirement benefit costs were comprised of:

	2006	2005	2004
	(in thousands)
Components of Net Periodic Benefit Cost:
Service cost	$255	$500	$1,293
Interest cost	1,404	1,684	2,008
Amortization of:
Net transition obligation	—	—	239
Prior service cost	(234)	(288)	(101)
Net loss	550	905	539
Curtailment cost	—	(822)	—

Total expense	$1,975	$1,979	$3,978

Weighted Average Assumptions to Determine Net Periodic Benefit Cost

	2006	2005	2004
Discount rate	5.5%	5.75%	6.0%
Initial Health Care Cost Trend Rate	10.0	10.0	9.0
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2011	2010	2008

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Weighted Average Assumptions to Determine Benefit Obligation

	2006	2005	2004
Discount rate	6.0%	5.5%	5.75%
Initial Medical Trend	10.0	10.0	10.0
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2014	2011	2010

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2006 would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$235	$(220)
Effect on postretirement benefit obligations	$2,770	$(2,601)

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

Benefits
(in thousands)
2007	$2,970
2008	2,940
2009	2,822
2010	2,642
2011	2,383
2012-2016	9,105

O.	STOCK BASED COMPENSATION

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Stock compensation plan activity for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,465	—	—
Awarded	482	1,467	—
Vested	(680)	—	—
Forfeited	(139)	(2)	—

Non-vested at December 31	1,128	1,465	—

	2006	2005	2004
	(in thousands)
Stock Options:
Outstanding at January 1	22,950	31,017	29,923
Options granted	—	544	7,017
Options exercised	(729)	(509)	(677)
Options forfeited	(130)	(925)	(1,019)
Options cancelled	(3,080)	(7,177)	(4,227)

Outstanding at December 31	19,011	22,950	31,017

Vested and expected to vest at December 31	18,986	22,950	31,017
Exercisable at December 31	18,007	20,886	18,271

Total shares available for the years 2006, 2005 and 2004:

	2006	2005	2004
	(in thousands)
Shares available:
Available for grant at January 1	25,723	19,630	21,401
Option grants	—	(544)	(7,017)
Restricted stock unit awards	(482)	(1,467)	—
Options cancellations/forfeitures	3,080	8,102	5,246
Restricted stock unit forfeitures	139	2	—
Adjustment to shares available	(16,559)	—	—

Available for grant at December 31	11,901	25,723	19,630

In May 2006, the 1991 Employee Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the 1997 Employee Stock Option Plan were terminated and the 2006 Equity and Cash Compensation Incentive Plan was approved by Teradyne’s shareholders. As a result, the number of shares available for future issuance was reduced by 16,559,000 shares from the terminated plans.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Weighted-average restricted stock unit award date fair value information for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)
Non-vested at January 1	$15.58	$—	$—
Awarded	16.53	15.58	—
Vested	15.58	—	—
Forfeited	15.62	15.58	—

Non-vested at December 31	$16.00	$15.58	$—

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)
Vested	$10,241	—	—
Outstanding	$16,149	$24,452	—
Expected to vest	$15,393	$22,730	—

Restricted stock units weighted average contractual terms (in years) information at December 31, for the years 2006 and 2005 follows:

	2006	2005	2004
Outstanding	0.95	1.43	—
Expected to vest	0.92	1.42	—

Weighted average stock options exercise price information for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
Outstanding at January 1	$20.73	$22.72	$23.11
Options granted	—	14.43	26.15
Options exercised	12.15	11.64	16.47
Options forfeited	12.99	15.73	19.96
Options canceled	23.44	28.53	30.33
Outstanding at December 31	20.66	20.73	22.72
Exercisable at December 31	21.15	21.60	24.50

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Stock option aggregate intrinsic value information for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
	(in thousands)
Exercised	$2,969	$1,774	$4,925
Outstanding	$10,412	$24,341	$31,385
Vested and expected to vest	$10,365	$24,341	$31,385
Exercisable	$7,952	$14,466	$11,468

Stock options weighted average contractual terms (in years) information at December 31, for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
Outstanding	3.0	3.9	4.2
Vested and Expected to vest	3.0	3.9	4.2
Exercisable	2.9	3.9	3.3

Significant option groups outstanding at December 31, 2006 and related weighted average price and remaining contractual life information follows:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(options in thousands)
$ 9.42–$17.40	3.52	4,422	$12.10	3,419	$12.14
$ 17.40–$20.27	2.61	4,034	17.52	4,033	17.52
$ 21.65–$26.73	2.02	5,449	21.89	5,449	21.89
$26.73–$166.98	3.73	5,106	29.25	5,106	29.25

Total	2.96	19,011	$20.66	18,007	$21.15

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. Under the plan, the price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. On November 9, 2004, the Board of Directors approved a plan amendment which replaced the existing twelve (12) month purchase period with two six (6) month purchase periods, effective January 1, 2005. In July 2006, 0.6 million shares of common stock were issued to employees who participated in the plan during the first half of 2006, at the weighted average price of $11.87 per share, and in January 2007, Teradyne issued 0.6 million shares of common stock to employees who participated in the plan during the second half of 2006, at the weighted average price of $11.99 per share.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

P.	SAVINGS PLAN

Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne’s savings plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to operations were $10.7 million in 2006, $9.1 million in 2005 and $11.5 million in 2004.

Q.	STOCKHOLDER RIGHTS PLAN

Teradyne’s Board of Directors adopted a stockholders rights plan on November 11, 2000, under which a dividend of one common stock purchase right was declared for and attached to each outstanding share of Teradyne’s common stock held by stockholders of record as of November 27, 2000. Following approval from its Board of Directors, Teradyne accelerated the expiration of its rights plan from November 27, 2010 to February 8, 2007. Accordingly, the rights plan and all rights thereunder terminated on February 8, 2007.

R.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes of continuing operations as shown in the consolidated statements of operations are as follows:

	2006	2005	2004
	(in thousands)
Income (loss) from continuing operations before income taxes:
United States	$251,174	$(84,763)	$95,915
Non U.S.	(20,779)	4,626	58,553

	$230,395	$(80,137)	$154,468

(Benefit) provision for income taxes from continuing operations:
Current:
U.S. Federal	$(6,320)	$951	$8,163
Non U.S.	36,299	8,831	13,237
State	1,958	1,493	814

	31,937	11,275	22,214

Deferred:
U.S. Federal	—	(29,200)	—
Non U.S.	(4,185)	(1,755)	(365)
State	—	—	—

	(4,185)	(30,955)	(365)

Total (benefit) provision for income taxes from continuing operations:	$27,752	$(19,680)	$21,849

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

During 2006, the income tax expense from continuing operations totaled $27.8 million. This amount relates primarily to a tax provision for foreign taxes as well as benefits related to a one-time credit related to pension funding and settlement of the California income tax audit for 1998 through 2000.

For the year ended December 31, 2005, there was a tax benefit from continuing operations that totaled $19.7 million. Under generally accepted accounting principles (“GAAP”), a benefit of $29.2 million was recognized for losses relating to 2005 continuing operations. There was an equal and offsetting tax provision in the gain on sale of Connection Systems included in discontinued operations. The remaining portion of the net tax benefit includes a tax provision that related primarily to foreign taxes. For the year ended December 31, 2004, tax expense relates primarily to a tax provision for foreign taxes and also includes an IRS settlement related to the close of tax years 1999 through 2001.

The 2005 U.S. federal deferred benefit of $29.2 million represents losses recognized for current year operations, as a result of the gain on the sale of Connection Systems. There was an equal and offsetting tax provision in the gain on the sale of Connection Systems included in discontinued operations.

The total income tax provision (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
	(in thousands)
Continuing operations	$27,752	$(19,680)	$21,849
Discontinued operations	3,886	32,299	888

Total income tax provision	$31,638	$12,619	$22,737

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$164,061	$231,971
Tax credits	48,751	32,836
Inventory valuations	54,779	41,290
Accruals	7,980	12,133
Research and development	71,624	82,022
Pension liability	12,356	15,647
Vacation accrual	7,707	8,166
Equity compensation	4,494	—
Other	526	1,313

Gross deferred tax assets	372,278	425,378

Less: valuation allowance	(351,656)	(407,895)

Total deferred tax assets	$20,622	$17,483

Deferred tax liabilities:
Excess of tax over book depreciation	(7,919)	(11,203)
Amortization	(2,733)	(1,585)
Other	—	—

Total deferred tax liabilities	(10,652)	(12,788)

Net deferred assets	$9,970	$4,695

At December 31, 2006 Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2007	$5,669	$83,601	$1,256
2008	3,319	15,800	1,485
2009	4,774	—	—
2010	511	36,801	—
2011	—	1,191	—
2012	—	—	16
2013	—	—	—
2014	—	—	—
2020	50,982	—	—
2021	—	—	—
2022	183,564	—	—
2023	181,294	—	—
Non-expiring	—	—	68,648

Total	$430,113	$137,393	$71,405

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Of the U.S. Federal operating loss carryforwards, $22.8 million relates to the acquisition of GenRad, Inc. in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986.

Teradyne has approximately $48.8 million of tax credit carry forwards. Business tax credits of approximately $13.1 million expire in the years 2012 through 2020. Teradyne has foreign tax credits of approximately $8.4 million expiring 2012 through 2016 and alternative minimum tax credits of approximately $13.7 million, which do not expire. In addition, there are state tax credits of $20.9 million which expire beginning 2007.

During 2006, Teradyne’s valuation allowance decreased by $40 million primarily as a result of the utilization of net operating loss carryforwards against current year taxable income. During 2005, Teradyne’s valuation allowance decreased by $12.9 million primarily as a result of the utilization of net operating losses against the gain on sale of Connection Systems. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2005 and 2006, Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not. It is at least reasonably possible that a material adjustment will occur to the valuation allowance within one year. The valuation allowance includes $43.9 million for net deferred tax assets resulting from minimum pension liabilities and other direct charges or credits to equity.

A reconciliation of the effective tax rate for the years 2006, 2005 and 2004 follows:

	2006	2005	2004
U.S. statutory federal tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal tax benefit	0.9	1.9	0.5
Foreign taxes	17.4	5.3	(2.2)
Export sales corporation	(0.8)	(16.9)	1.9
Federal income tax audit	(0.1)	2.5	2.2
Valuation allowance	(38.5)	18.4	(26.2)
Pension	(2.6)	—	—
Other, net	0.8	(0.8)	2.9

	12.1%	(24.6)%	14.1%

As of December 31, 2006, a deferred tax liability has not been established for approximately $247.9 million of cumulative undistributed earnings of non-U.S. subsidiaries, as Teradyne plans to keep these amounts permanently reinvested. Beginning in 2003, Teradyne received tax incentives to conduct business in the People’s Republic of China. These tax incentives resulted in income tax savings of $1.3 million, $0.9 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The tax incentive period lapses at the end of 2007. Beginning in 2006, Teradyne received from Singapore tax incentives for earnings from investments and related activity that began in that country in 2005. These incentives extend through 2013 and resulted in $2.0 million in tax savings during 2006.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in “Note B: Accounting Policies.” Variable compensation, which was previously recorded at Corporate, has been allocated to each reportable segment. During 2006, 2005 and 2004 no individual customer accounted for more than 10% of consolidated net revenue.

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate And Eliminations	Consolidated
	(in thousands)
2006
Net revenue	$1,088,918	$164,018	$123,882	$—	$1,376,818
Income from continuing operations before taxes (1)(2)	183,126	10,207	6,129	30,933	230,395
Total assets (3)	490,319	182,471	85,589	962,676	1,721,055
Property additions (4)	97,463	3,716	1,703	7,535	110,417
Depreciation and amortization expense (4)	57,376	5,877	1,711	8,576	73,540
2005
Net revenue	$814,221	$155,097	$105,914	$—	$1,075,232
(Loss) income from continuing operations before taxes (1)(2)	(88,614)	8,369	8,707	(8,599)	(80,137)
Total assets (3)	639,532	194,492	61,922	963,786	1,859,732
Property additions (4)	103,085	2,782	2,694	4,913	113,474
Depreciation and amortization expense (4)	72,926	6,209	2,243	9,790	91,168
2004
Net revenue	$1,146,303	$155,166	$108,753	$—	$1,410,222
Income (loss) from continuing operations before taxes (1)(2)	158,814	(5,903)	2,647	(1,090)	154,468
Total assets—continuing operations (3)	731,862	159,908	65,021	729,762	1,686,553
Property additions (4)	140,189	2,083	2,088	10,198	154,558
Depreciation and amortization expense (4)	77,845	6,968	2,496	12,823	100,132

(1)	Net interest income is included in Corporate and Eliminations.
(2)	Included in income (loss) before taxes for the following segments are charges and credits that include restructuring and other, net, real estate gains, accelerated depreciation, impairment of goodwill, investments, inventory provision recovery and inventory writedowns.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.
(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

Included in the Semiconductor Test Systems segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cost of revenues—inventory charge	$11,479	$44,344	$5,212
Restructuring and other, net	(35,733)	6,114	337
Selling and administrative—accelerated depreciation	—	—	66

Total	$(24,254)	$50,458	$5,615

Included in the Assembly Test Systems segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cost of revenues—inventory charge	$695	$2,913	$2,671
Restructuring and other, net	(1,123)	2,179	(411)

Total	$(428)	$5,092	$2,260

Included in the Other Test Systems segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Cost of revenues—inventory charge	$2,477	$539	$494
Restructuring and other, net	2,308	290	289

Total	$4,785	$829	$783

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2006	2005	2004
	(in thousands)
Restructuring and other, net charge	$441	$9,061	$996
Other income and expense, net	—	—	(2,536)

Total	$441	$9,061	$(1,540)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2006	2005	2004
	(in thousands)
Revenue to unaffiliated customers (1):
United States	$321,844	$241,657	$290,763
South East Asia	325,600	253,620	274,466
Europe	207,040	177,727	231,864
Taiwan	190,232	133,286	265,834
Japan	164,680	97,140	82,755
Singapore	142,800	142,807	229,129
Rest of the World	24,622	28,995	35,411

	$1,376,818	$1,075,232	$1,410,222

(1)	Revenues are attributable to geographic areas based on location of customer site.

Long-lived assets located outside the United States are less than 10% of total assets.

T.	STOCK REPURCHASE PROGRAM

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, the Company may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over the next two years. Shares are to be repurchased at the Company’s discretion, subject to market conditions and other factors. During the year ended December 31, 2006, the Company repurchased 10.6 million shares of common stock for $137.6 million at an average price of $12.96. Subsequently, the Company has repurchased 0.2 million shares of common stock for $2.4 million through February 28, 2007.

U.	SUBSEQUENT EVENT

On February 22, 2007, Teradyne announced the signing of a definitive agreement with MOSAID Technologies, Inc. of Ottawa, Canada to acquire enabling test technology for a purchase price of $17 million. The transaction is expected to close in March 2007.

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

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$299,897	$329,139	$295,396	$200,208
Services	63,017	62,496	63,726	62,939

Total net revenue	362,914	391,635	359,122	263,147
Cost of revenue:
Cost of products	151,983	159,123	144,050	100,193
Cost of services	40,293	39,453	39,781	41,510

Total cost of revenue	192,276	198,576	183,831	141,703
Gross profit	170,638	193,059	175,291	121,444
Operating expenses:
Engineering and development	52,194	53,581	53,289	49,638
Selling and administrative	72,185	75,587	71,774	69,460
Restructuring and other, net	(1,097)	(19,702)	(15,118)	1,810

Total operating expenses	123,282	109,466	109,945	120,908

Income from operations	47,356	83,593	65,346	536
Interest income	9,483	11,659	12,453	11,029
Interest expense	(3,371)	(3,470)	(3,518)	(701)

Income from continuing operations before income taxes	53,468	91,782	74,281	10,864
Provision (benefit) for income taxes	8,555	9,377	9,830	(10)

Income from continuing operations	$44,913	$82,405	$64,451	$10,874

Loss from discontinued operations (net of income tax provision of $0, $0, $3,886 and $0, respectively)	—	—	(3,886)	—

Net income	$44,913	$82,405	$60,565	$10,874

Income from continuing operations per common share—basic	$0.23	$0.42	$0.33	$0.06

Income from continuing operations per common share—diluted	$0.23	$0.40	$0.33	$0.06

Net income per common share—basic	$0.23	$0.42	$0.31	$0.06

Net income per common share—diluted	$0.23	$0.40	$0.31	$0.06

(1)	Restructuring and other, net includes $2.1 million for facility related net credit consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income for two Assembly Test Systems facilities that has been exited prior to the end of the lease term, $1.1 million charge for the exit of a Semiconductor Test facility in Newbury Park, CA, $0.2 million credit for earn-out payments received in the Assembly Test Systems segment and $0.1 million charge for a software lease obligation in the Semiconductor Test Systems segment.

(2)	Restructuring and other, net includes $21.7 million gain on the sale of real estate, including $21.2 million for a Semiconductor Test facility in Boston, MA and $0.5 million for buildings in Nashua, NH, $2.4 million of severance charges related to headcount reductions across all segments, $0.3 million of credits related to exited leases in the Corporate segment, $0.2 million credit for earn-out payments received in the Assembly Test segment, and $0.1 million of facility related charges for the exit of Semiconductor Test facility in Waltham, MA.
(3)	Restructuring and other, net includes $16.6 million gain on the sale of real estate, including $15.3 million for a Semiconductor Test facility in Boston, MA and $1.3 million for a Semiconductor Test facility in San Jose, CA, $1.0 million of severance charges related to headcount reductions across all segments, and $0.5 million of net facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an Assembly Test Systems facility in Westford, MA.
(4)	Restructuring and other, net includes $0.8 million gain on the sale of real estate for a Semiconductor Test parking facility in Boston, MA and $2.6 million for severance charges related to headcount reductions across all segments.

	2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$160,839	$175,644	$237,864	$287,269
Services	49,518	50,507	55,709	57,882

Total net revenue	210,357	226,151	293,573	345,151
Cost of revenue:
Cost of products	94,940	103,387	165,209	145,400
Cost of services	37,747	37,993	39,208	39,580

Total cost of revenue	132,687	141,380	204,417	184,980
Gross profit	77,670	84,771	89,156	160,171
Operating expenses:
Engineering and development	61,379	58,167	53,699	49,770
Selling and administrative	64,317	64,879	62,639	60,972
Restructuring and other, net	6,358	7,883	13,796	(10,393)

Total operating expenses	132,054	130,929	130,134	100,349

(Loss) income from operations	(54,384)	(46,158)	(40,978)	59,822
Interest income	4,405	3,841	3,972	5,572
Interest expense	(4,434)	(4,153)	(4,059)	(3,583)

(Loss) income from continuing operations before income taxes	(54,413)	(46,470)	(41,065)	61,811
Provision (benefit) for income taxes	1,038	4,308	2,788	(27,814)

(Loss) income from continuing operations	$(55,451)	$(50,778)	$(43,853)	$89,625

Income (loss) from discontinued operations (net of income tax provision of $462, $357, $239 and $262, respectively)	2,879	5,314	8,475	(2,516)
Gain on disposal of discontinued operations (net of income tax provision of $0, $0, $0, and $30,979)	—	—	—	136,953

Net (loss) income	$(52,572)	$(45,464)	$(35,378)	$224,062

(Loss) income from continuing operations per common share—basic	$(0.28)	$(0.26)	$(0.22)	$0.46

(Loss) income from continuing operations per common share—diluted	$(0.28)	$(0.26)	$(0.22)	$0.44

Net (loss) /income per common share—basic	$(0.27)	$(0.23)	$(0.18)	$1.14

Net (loss) /income per common share—diluted	$(0.27)	$(0.23)	$(0.18)	$1.07

(1)	Restructuring and other, net includes severance and related benefits charges of $4.0 million, an increase in revised estimated losses on leased facilities of $2.3 million, long-lived asset impairment of $0.5 million and a $0.4 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods.
(2)	Restructuring and other, net includes long-lived asset impairment of $8.7 million, gain on sale of real estate of $4.4 million, severance and related benefits charges of $2.6 million, divestiture related fees of $1.5 million and a $0.5 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods.

(3)	Restructuring and other, net includes severance and related benefits charges of $11.9 million, divestiture related fees of $1.6 million, an $0.8 million charge for a software lease obligation in Semiconductor Test Systems and a $0.5 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods. Cost of products includes an inventory provision of $38.5 million for the writedown of excess non-FLEX inventory.
(4)	Restructuring and other, net includes a gain on sale of real estate of $10.9 million, severance and related benefits charges of $2.9 million, a $2.8 million reversal of other charges for amounts earned under agreements related to the sale of product lines in prior periods, a $0.2 million charge for a software lease obligation in Semiconductor Test Systems and a $0.2 million charge for corporate projects.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Exchange Act. Based upon that evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. PricewaterhouseCoopers has issued as attestation report which is included under Item 8 of this Annual Report.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B:	Other Information

On March 1, 2007, we entered into new change of control agreements with our Chief Executive Officer and each of our other executive officers. The new agreements replace existing change of control agreements which provided for the acceleration of stock options and a tax gross-up payment if the individual’s employment was terminated by Teradyne without “Cause” or the individual terminated his or her employment for “Good Reason” (each as defined in the agreement) within two years of a defined change of control event. The new agreements are intended to encourage retention of our senior executive team in the event of a threatened or pending change of control, to diminish the inevitable distraction of the executive by virtue of the personal uncertainties and risks created by a threatened or pending change of control, to provide compensation and benefits which are competitive with those of other corporations in our industry, and to provide consistent treatment among the executive officers of the benefits afforded during certain events.

Under the new agreements, in the event any of our executive officers is terminated without ”Cause” or the executive officer terminates his or her employment with us for ”Good Reason” (each as defined in the agreement) within two years of a defined change of control of Teradyne, such officer will receive certain payments and/or benefits including the following:

•	Immediate vesting of all equity awards (for performance-based awards the vesting would be calculated at the target level);

•	Cash awards calculated at the target level and pro-rated up to the date of termination;

•	Salary continuation for two years based on the executive’s annual model compensation at the time of termination;

•	Health, dental and vision plan insurance coverage for two years; and

•

Tax gross-up payments in the amount necessary, so that the net amount retained by the executive officer (after reduction for (i) any excise tax and (ii) any federal, state, or local tax on the tax gross-up payment) is equal to the amount of the payments under the agreement other than the tax gross-up payment.

Our Chief Executive Officer’s change in control agreement does not contain the provisions for salary and health, dental and vision plan insurance continuation because such payments and benefits are already provided for in his existing Agreement Regarding Termination Benefits.

Copies of Mr. Bradley’s agreement and the form of agreement for the other executive officers are attached as Exhibits 10.25 and 10.26 to this Annual Report on Form 10-K.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 24, 2007. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 24, 2007. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 24, 2007. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 24, 2007. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 24, 2007. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

15(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8:

15(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(c):

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

15(a)(3)	Listing Of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

15(c)	Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2006 Allowance for doubtful accounts	$4,926	$200	$164	$4,962

2005 Allowance for doubtful accounts	$5,026	$278	$378	$4,926

2004 Allowance for doubtful accounts	$5,257	$—	$231	$5,026

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2006 Inventory reserve	$158,440	$14,651	$33,756	$139,335

2005 Inventory reserve	$144,947	$49,285	$35,792	$158,440

2004 Inventory reserve	$178,664	$9,699	$43,416	$144,947

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference
3.1	Restated Articles of Organization of Teradyne, as amended	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws of Teradyne (as amended on January 22, 2007).	Filed herewith.

10.1	Supplemental Executive Retirement Plan (restated on May 25, 2006)*	Exhibit 10.3 to Teradyne’s Current Report on Form 8-K filed on May 31, 2006.

10.2	1991 Employee Stock Option Plan, as amended and restated including Amendment dated January 23, 2007	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2002 and Amendment filed herewith

10.3	1996 Employee Stock Purchase Plan, as amended and restated*	Filed herewith

10.4	1996 Non-Employee Director Stock Option Plan, as amended and restated, including Amendment dated January 23, 2007*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended 2004 and Amendment filed herewith

10.5	1997 Employee Stock Option Plan, as amended and restated, including Amendment dated January 23, 2007*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Amendment filed herewith.

10.6	Form of Option Agreement relating to the 1991 Employee Stock Option Plan, as amended*	Exhibit 10.46 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.7	Form of Option Agreement relating to the 1996 Non-Employee Director Stock Option Plan, as amended*	Exhibit 10.48 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.8	Form of Option Agreement relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.47 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.9	Form of Restricted Stock Unit Agreement for Executive Officers relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.10	Form of Restricted Stock Unit Agreement for Directors relating to the 1997 Employee Stock Option Plan, as amended*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.11	Variable Compensation Plan for 2006*	Exhibit 99.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.12	2006 Equity and Cash Compensation Incentive Plan, as amended*	Filed herewith.

Exhibit No.	Description	SEC Document Reference
10.13	Form of Restricted Unit Agreement for Executive Officers relating to 2006 Equity and Cash Compensation Plan, as amended*	Filed herewith.

10.14	Form of Restricted Unit Agreement for Directors relating to 2006 Equity and Cash Compensation Plan, as amended*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed October 4, 2006.

10.15	Form of Restricted Unit Agreement for Employees relating to 2006 Equity and Cash compensation Plan, as amended	Filed herewith.

10.16	Deferral Plan for Non-Employee Directors (Restated on May 25, 2006)	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed May 31, 2006.

10.17	Supplemental Savings Plan (amended and restated on May 25, 2006).*	Exhibit 10.4 to Teradyne’s Current Report on Form 8-K filed May 31, 2006.

10.18	Employment Agreement dated May 3, 2004 between Teradyne and Eileen Casal*	Exhibit 10.35 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.19	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.21	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.22	Employment Agreement dated August 9, 2004 between Teradyne and Jeffrey R. Hotchkiss*	Exhibit 10.41 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.
10.23	Agreement Regarding Termination Benefits between Teradyne and Michael A. Bradley*	Exhibit 10.45 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.24	Form of Indemnification Agreement*	Filed herewith.

10.25	Executive Officer Change in Control Agreement dated March 1, 2007 between Teradyne and Michael A. Bradley*	Filed herewith.

10.26	Form of Executive Officer Change in Control Agreement*	Filed herewith.

14.1	Standards of Business Conduct, as amended.	Filed herewith.

21.1	Subsidiaries of Teradyne	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit No.	Description	SEC Document Reference

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	Indicates management contracts or compensatory plans

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 01 day of March, 2007.

TERADYNE, INC.

By:	/s/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICIA S. WOLPERT Patricia S. Wolpert	Chair of the Board	March 1, 2007

/s/ MICHAEL A. BRADLEY Michael A. Bradley	President and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/s/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 1, 2007

/s/ DANIEL D. TEMPESTA Daniel D. Tempesta	Corporate Controller, Principal Accounting Officer	March 1, 2007

/s/ JAMES W. BAGLEY James W. Bagley	Director	March 1, 2007

/s/ ALBERT CARNESALE Albert Carnesale	Director	March 1, 2007

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	March 1, 2007

/s/ VINCENT M. O’REILLY Vincent M. O’Reilly	Director	March 1, 2007

/s/ PAUL J. TUFANO Paul J. Tufano	Director	March 1, 2007

/s/ ROY A. VALLEE Roy A. Vallee	Director	March 1, 2007