Form 10-Q
period 2007-04-01
TERADYNE, INC
filed 2007-05-11
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The number of shares outstanding of the registrant’s only class of Common Stock as of April 29, 2007 was 189,718,519 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2007	December 31, 2006
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$405,589	$568,025
Marketable securities	76,654	47,766
Accounts receivable, net of allowance for doubtful accounts of $4,908 and $4,962 on April 1, 2007 and December 31, 2006, respectively	169,410	158,939
Inventories:
Parts	6,338	9,154
Assemblies in process	75,465	83,916

	81,803	93,070
Prepayments and other current assets	21,309	21,610

Total current assets	754,765	889,410
Property, plant, and equipment, at cost	886,209	883,047
Less: accumulated depreciation	524,110	516,698

Net property, plant, and equipment	362,099	366,349
Marketable securities	401,536	328,827
Goodwill	69,147	69,147
Intangible and other assets	37,337	35,819
Retirement plans assets	31,815	31,503

Total assets	$1,656,699	$1,721,055

LIABILITIES
Current liabilities:
Accounts payable	$40,327	$40,082
Accrued employees’ compensation and withholdings	56,481	87,975
Deferred revenue and customer advances	45,439	46,471
Other accrued liabilities	43,919	49,136
Accrued income taxes	2,635	36,052

Total current liabilities	188,801	259,716
Retirement plans liabilities	81,863	81,121
Long-term other accrued liabilities	16,795	19,031

Total liabilities	287,459	359,868

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 189,671 shares and 188,952 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	23,709	23,619
Additional paid-in capital	1,193,791	1,179,015
Accumulated other comprehensive loss	(63,425)	(66,309)
Retained earnings	215,165	224,862

Total shareholders’ equity	1,369,240	1,361,187

Total liabilities and shareholders’ equity	$1,656,699	$1,721,055

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands, except per share data)
Net revenues:
Products	$195,172	$299,897
Services	62,886	63,017

Net revenues	258,058	362,914
Cost of revenues:
Cost of products	100,296	151,983
Cost of services	42,226	40,293

Total cost of revenues	142,522	192,276

Gross profit	115,536	170,638
Operating expenses:
Engineering and development	50,199	52,194
Selling and administrative	63,951	72,185
In-process research and development	16,700	—
Restructuring and other, net	2,417	(1,097)

Operating expenses	133,267	123,282

(Loss) income from operations	(17,731)	47,356
Interest income	10,099	9,483
Interest expense	(436)	(3,371)
Other income	1,832	—

(Loss) income before income taxes	(6,236)	53,468
Provision for income taxes	1,400	8,555

Net (loss) income	$(7,636)	$44,913

Net (loss) income per common share:
Basic	$(0.04)	$0.23

Diluted	$(0.04)	$0.23

Shares used in net (loss) income per common share—basic	189,625	198,017

Shares used in net (loss) income per common share—diluted	189,625	199,555

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(7,636)	$44,913

Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	16,126	18,238
Stock-based compensation	7,518	6,099
Amortization	2,247	1,306
In-process research and development charge	16,700	—
Provision for inventory	461	8,302
Impairment of long-lived assets	—	50
Gain on sale of product lines	—	(229)
Other non-cash items, net	516	(23)
Changes in operating assets and liabilities:
Accounts receivable	(10,525)	(26,773)
Inventories	20,602	33,433
Other assets	(1,739)	(7,606)
Accounts payable, deferred revenue and accrued expenses	(40,052)	8,212
Retirement plan contributions	(1,158)	(20,000)
Accrued income taxes	(33,417)	5,965

Net cash (used for) provided by operating activities	(30,357)	71,887

Cash flows from investing activities:
Investments in property, plant and equipment	(21,935)	(25,421)
Acquisition of technology	(17,600)	—
Proceeds from sale of product lines	—	229
Purchases of available-for-sale marketable securities	(125,499)	(116,291)
Proceeds from sale and maturities of available-for-sale marketable securities	26,711	58,742

Net cash used for investing activities	(138,323)	(82,741)

Cash flows from financing activities:
Payments of long term debt and notes payable	—	(19,648)
Repurchase of common stock	(3,569)	—
Issuance of common stock under employee stock option and stock purchase plans	9,813	12,584

Net cash provided by (used for) financing activities	6,244	(7,064)

Decrease in cash and cash equivalents	(162,436)	(17,918)
Cash and cash equivalents at beginning of period	568,025	340,699

Cash and cash equivalents at end of period	$405,589	$322,781

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results” and Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006.

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The December 31, 2006 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on March 1, 2007 for the year ended December 31, 2006.

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Teradyne is currently evaluating the impact of adopting this interpretation.

D. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Balance at beginning of period	$12,897	$10,496
Accruals for warranties issued during the period	2,303	5,973
Settlements made during the period	(3,873)	(4,286)

Balance at end of period	$11,327	$12,183

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities (in thousands).

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Balance at beginning of period	$8,350	$5,596
Deferral of new extended warranty revenue	819	1,698
Recognition of extended warranty deferred revenue	(1,392)	(679)

Balance at end of period	$7,777	$6,615

E. Stock-Based Compensation

During the three months ended April 1, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.24. Awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest after one year. A significant number of awards granted to executive officers are performance-based restricted stock units. The amount of actual performance-based restricted stock units that will be allowed to vest over four years will be determined on or near the first anniversary of the grant.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Other Comprehensive (Loss) Income

Other comprehensive (loss) income is calculated as follows (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Net (loss) income	$(7,636)	$44,913
Foreign currency translation adjustments	(23)	92
Change in unrealized loss on foreign exchange contracts	—	(31)
Change in unrealized loss on marketable securities, net of applicable tax of $0	1,569	(1,464)
Retirement plans net gain	1,184	—
Retirement plans prior service gain	153	—
Additional minimum pension liability	—	(65)

Other comprehensive (loss) income	$(4,753)	$43,445

G. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	April 1, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$13,922	$5,271	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,228	1,551	8.0 years
Trade names and trademarks	3,800	2,573	1,227	8.0 years
Acquired workforce	700	—	700	4.0 years

Total intangible assets	$28,472	$19,723	$8,749	7.6 years

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$13,281	$5,912	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,078	1,701	8.0 years
Trade names and trademarks	3,800	2,454	1,346	8.0 years

Total intangible assets	$27,772	$18,813	$8,959	7.7 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense was $0.9 million for both the three months ended April 1, 2007 and April 2, 2006. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2007 (remainder)	$2,749
2008	3,137
2009	2,644
2010	175
2011	44

H. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Net (loss) income	$(7,636)	$44,913

Shares used in (loss) income per common share—basic	189,625	198,017
Effect of dilutive potential common shares:
Employee and director stock options	—	1,304
Restricted stock units	—	209
Employee stock purchase rights	—	25

Dilutive potential common shares	—	1,538

Shares used in net (loss) income per common share—diluted	189,625	199,555

Net (loss) income per common share—basic	$(0.04)	$0.23

Net (loss) income per common share—diluted	$(0.04)	$0.23

The computation of diluted net income per common share for the three months ended April 1, 2007 excludes the effect of the potential exercise of options to purchase approximately 18.8 million shares and restricted stock units of 0.4 million shares because the effect would have been anti-dilutive.

The computation of diluted net loss per common share for the three months ended April 2, 2006 excludes the effect of the potential exercise of options to purchase approximately 17.0 million shares because the option price was greater than the average market price of the common shares. Diluted loss per common share for the three months ended April 2, 2006 also excludes 11.3 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

I. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended April 1, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.2 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $11.9 million as of April 1, 2007.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$
Charges	53	2,475		2,528
Cash payments	(53)	(519)		(572)

Balance at April 1, 2007	$—	$1,956		$1,956

During the three months ended April 1, 2007, Teradyne recorded the following 2007 restructuring activities:

•	$2.5 million of severance charges related to headcount reductions of 38 people across all segments;

•	$0.1 million of facility charges related to an early exit of an Assembly Test facility in Poway, California.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(26)	(26)
Cash payments	(145)	(1,414)	(1,559)

Balance at April 1, 2007	$480	$425	$905

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$9,604	$1,183	$10,787
Credits	(17)	(68)	(85)
Cash payments	(1,508)	(247)	(1,755)

Balance at April 1, 2007	$8,079	$868	$8,947

J. Stock Repurchase Program

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, Teradyne may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over the next two years. Shares are to be repurchased at Teradyne’s discretion, subject to market conditions and other factors. During the three months ended April 1, 2007, Teradyne repurchased 0.2 million shares of common stock for $3.6 million at an average price of $15.07. The cumulative repurchases as of April 1, 2007 total 10.8 million shares of common stock for $141.3 million at an average price of $13.03.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. Technology Acquisition

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which includes $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations. The balance of the purchase price has been allocated to acquired workforce and fixed assets.

This technology will be used in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

L. Retirement Plans

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

Components of net periodic pension cost for all plans for the three months ended April 1, 2007 and April 2, 2006 are as follows (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Service cost	$1,542	$1,709
Interest cost	4,156	3,935
Expected return on plan assets	(4,883)	(4,337)
Amortization of unrecognized:
Net transition obligation	(16)	19
Prior service cost	211	211
Net loss	975	1,619

Total net periodic pension cost	$1,985	$3,156

Teradyne contributed $0.8 million to its United Kingdom Qualified Pension Plan and $0.4 million to its Japan Qualified Pension Plan, in the three months ended April 1, 2007.

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

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Service cost	$56	$96
Interest cost	341	411
Amortization of unrecognized:
Prior service cost	(59)	(59)
Net loss	93	242

Total net periodic postretirement cost	$431	$690

M. Income Taxes

Teradyne adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. Upon adoption, the amount of unrecognized tax benefits, if recognized, would impact the effective tax rate by $2.5 million. It is anticipated that within the next twelve months, $2.3 million of unrecognized tax benefits upon adoption will no longer be considered unrecognized tax benefits due to audit settlements. Upon adoption and as of the end of this three-month reporting period, Teradyne has open tax years beginning in 2003 for major jurisdictions including U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items upon adoption and recognized during the three months ended April 1, 2007 was not material.

Teradyne’s unrecognized tax benefits are as follows (in thousands):

For the Three Months Ended April 1, 2007
Beginning balance, upon adoption as of January 1, 2007	$10,584
Additions:
Tax positions for current year	126
Tax positions for prior years	2,013

Ending balance	$12,723

Of the $12.7 million of unrecognized tax benefits as of April 1, 2007, $4.6 million could impact the tax provision if ultimately recognized. As of April 1, 2007, it is anticipated that within the next twelve months, $4.3 million of unrecognized tax benefits will no longer be considered unrecognized tax benefits due to audit settlements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at April 1, 2007 and December 31, 2006. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

N. Commitments and Contingencies

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

In 2001, Teradyne was designated as a Potentially Responsible Party (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of its acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. Neither Teradyne nor Perception Laminates has ever conducted any operations at the Los Angeles site. Teradyne has asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In 2006, Teradyne received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed Teradyne that the EPA believes Teradyne is a de minimis PRP with respect to the Casmalia Disposal Site in California. Teradyne is currently waiting for further details from the EPA regarding the terms of the de minimis settlement offer that it expects to receive.

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

O. Segment Information

Teradyne has three reportable segments and four operating segments. The three reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Assembly Test Systems, and Other Test Systems. Diagnostic Solutions and Broadband Test Systems are combined as Other Test Systems. These reportable segments were determined based upon the information reviewed and used by the chief operating decision makers.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006. Segment information for the three months ended April 1, 2007 and April 2, 2006 is as follows (in thousands):

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Other Test Systems Segment	Corporate and Eliminations	Consolidated
Three months ended April 1, 2007:
Net sales	$193,968	$41,268	$22,822	$—	$258,058
(Loss) income before taxes (1)(2)	(21,666)	2,699	767	11,964	(6,236)

Three months ended April 2, 2006:
Net sales	$294,432	$38,723	$29,759	$—	$362,914
Income before taxes (1)(2)	43,152	2,100	2,549	5,667	53,468

(1)	Net interest income is included in Corporate and Eliminations.

(2)	Included in the (loss) income before taxes for the following segments are charges for the three months ended April 1, 2007 and April 2, 2006 that include restructuring and other, net, in-process research and development charges and inventory charges:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Cost of revenues—inventory charges	$50	$8,003
Restructuring and other, net	1,089	1,263
In-process research and development	16,700	—

Total	$17,839	$9,266

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Cost of revenues—inventory charges	$395	$128
Restructuring and other, net	214	(2,390)

Total	$609	$(2,262)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Other Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Cost of revenues—inventory charges	$16	$171
Restructuring and other, net	716	—

Total	$732	$171

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Restructuring and other, net	$398	$30

Total	$398	$30

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended April 1, 2007 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Percentage of net revenues:
Products	76%	83%
Services	24	17

Net revenues	100	100
Cost of revenues:
Cost of products	39	42
Cost of services	16	11

Total cost of sales	55	53

Gross profit	45	47
Operating expenses:
Engineering and development	19	14
Selling and administrative	25	20
In-process research and development	7	—
Restructuring and other, net	1	—

Operating expenses	52	34

(Loss) income from operations	(7)	13
Interest income	4	2
Interest expense	—	(1)
Other income	1	—

(Loss) income before income taxes	(2)	14
Provision for income taxes	1	2

Net (loss) income	(3)%	12%

Provision for income taxes as a percentage of (loss) income before income taxes	(22)%	16%

Results of Operations

First Quarter 2007 Compared to First Quarter 2006

Bookings

Net bookings for our three reportable segments were as follows (dollars in millions, except percent change):

	For the Three Months Ended		% Change
	April 1, 2007	April 2, 2006
Semiconductor Test Systems	$202.7	$309.4	(34)%
Assembly Test Systems	31.6	35.0	(10)
Other Test Systems	18.5	19.7	(6)

	$252.8	$364.1	(31)%

The Semiconductor Test Systems’ orders decreased 34% driven by less demand across a wide range of end markets, applications and geographies. The Semiconductor Test Systems’ business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical.

The Assembly Test Systems decrease in orders from 2006 to 2007 was primarily due to reduced Mil/Aero program-related bookings.

The decrease in Other Test Systems’ orders resulted from a decrease in Diagnostic Solutions offset by an increase in orders in Broadband Test Systems. Other Test Systems’ bookings are program related and have significant fluctuations.

Cancellations for our three principal reportable segments were as follows (dollars in millions):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Semiconductor Test Systems	$2.2	$—
Assembly Test Systems	0.1	0.5

	$2.3	$0.5

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarter of 2007 and 2006, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	April 1, 2007	April 2, 2006
United States	24%	21%
Singapore	19	18
Japan	17	12
South East Asia	15	22
Europe	13	13
Taiwan	10	14
Rest of World	2	—

	100%	100%

Backlog of unfilled orders for our three reportable segments was as follows (dollars in millions):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Semiconductor Test Systems	$222.0	$304.3
Assembly Test Systems	71.8	66.4
Other Test Systems	40.5	52.3

	$334.3	$423.0

Revenue

Net revenues for our three reportable segments were as follows (dollars in millions, except percent changes):

	For the Three Months Ended
	April 1, 2007	April 2, 2006	% Change
Semiconductor Test Systems	$194.0	$294.4	(34)%
Assembly Test Systems	41.3	38.7	7
Other Test Systems	22.8	29.8	(23)

	$258.1	$362.9	(29)%

Semiconductor Test Systems’ revenue decrease can be attributed primarily to decreased demand across a wide range of end markets, applications and geographies.

The decrease in Other Test Systems’ revenue resulted from a decrease in Diagnostic Solutions sales due primarily to the large program rollout in 2006 for the Vehicle Measurement Module product line, along with a decrease in Broadband Test Systems sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	April 1, 2007	April 2, 2006
United States	28%	22%
South East Asia	17	22
Singapore	16	13
Europe	15	16
Japan	14	8
Taiwan	7	18
Rest of the World	3	1

	100%	100%

Gross Margin

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 1, 2007	April 2, 2006
Gross Profit	$115.5	$170.6	$(55.1)
Percent of Total Revenue	44.8%	47.0%

Gross margins as a percentage of revenue decreased from 2006 to 2007 by 2.2 percentage points. After excluding the inventory provision of $8.0 million taken in the first quarter of 2006 related to non-FLEX products in the Semiconductor Test Systems segment, the gross margin as a percentage of revenue decrease is 4.4 percentage points. This decrease is due primarily to the reduced volume of Semiconductor Test System product sales.

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

The provisions for excess and obsolete inventory were $0.5 million and $8.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively. During the three months ended April 1, 2007 and April 2, 2006, we scrapped $5.5 million and $7.5 million of inventory, respectively. As of April 1, 2007, we have inventory related reserves for amounts which had been written-down or written-off totaling $134.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 1, 2007	April 2, 2006
Engineering and Development	$50.2	$52.2	$(2.0)
Percent of Total Revenue	19.4%	14.4%

The decrease of $2.0 million in engineering and development expenses is due primarily to a reduction in variable employee compensation expense.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	April 1, 2007	April 2, 2006
Selling and Administrative	$64.0	$72.2	$(8.2)
Percent of Total Revenue	24.8%	19.9%

The decrease of $8.2 million from the first quarter of 2006 to 2007 is primarily the result of:

•	a decrease of $3.9 million in variable employee compensation;

•	a decrease of $3.9 million in transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions; and

•	$0.9 million due to foreign exchange.

In-process Research and Development

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which includes $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations. The balance of the purchase price has been allocated to acquired workforce and fixed assets.

This technology will be used in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended April 1, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $2.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.9 million as of April 1, 2007.

2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$
Charges	53	2,475		2,528
Cash payments	(53)	(519)		(572)

Balance at April 1, 2007	$—	$1,956		$1,956

During the three months ended April 1, 2007, we recorded the following 2007 restructuring activities:

•	$2.5 million of severance charges related to headcount reductions of 38 people across all segments;

•	$0.1 million of facility charges related to an early exit of an Assembly Test facility in Poway, California.

The restructuring actions taken during the three months ended April 1, 2007, are expected to generate quarterly cost savings of approximately $0.9 million.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(26)	(26)
Cash payments	(145)	(1,414)	(1,559)

Balance at April 1, 2007	$480	$425	$905

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$9,604	$1,183	$10,787
Credits	(17)	(68)	(85)
Cash payments	(1,508)	(247)	(1,755)

Balance at April 1, 2007	$8,079	$868	$8,947

Interest Income and Expense

Interest income increased to $10.1 million for the first quarter of 2007 from $9.5 million in the first quarter of 2006, due primarily to higher interest rates. Interest expense decreased to $0.4 million in the first quarter of 2007 from $3.4 million in the first quarter of 2006, due primarily to the repayment of our 3.75% Senior Convertible Notes in the fourth quarter of 2006.

Income Taxes

The tax expense of $1.4 million for the first quarter of 2007 consists of U.S. Federal Alternative Minimum tax as well as provisions for foreign taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $60.8 million in the first three months of 2007, to $883.8 million. Cash activity for the first three months of 2007 and 2006 was as follows (in millions):

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Cash (used for) provided by operating activities:
Net (loss) income adjusted for non-cash items	$35.9	$78.7
Changes in operating assets and liabilities	(66.3)	(6.8)

Total cash (used for) provided by operating activities	$(30.4)	$71.9

Total cash used for investing activities	$(138.3)	$(82.7)

Total cash provided by (used for) financing activities	$6.3	$(7.1)

Decrease in cash and cash equivalents	$(162.4)	$(17.9)

Changes in operating assets and liabilities used cash of $66.3 million in the first three months of 2007 due primarily to a decrease in accrued expenses. Accrued employee’s compensation and withholdings had a decrease of $31.5 million due to employee compensation accruals which are paid out at the beginning of the year, and a decrease in accrued income taxes of $33.4 million for taxes paid primarily in foreign jurisdictions. Accounts receivable increased $10.5 million, primarily in the Semiconductor Test Systems segment, due to an increase in days sales outstanding from 55 days as of December 31, 2006 to 60 days as of April 1, 2007. Inventory decreased $20.6 million in the first three months of 2007 primarily in our Semiconductor Test Systems segment and to a lesser extent in the Assembly Test Systems segment. Changes in operating assets and liabilities used cash of $6.8 million in the first three months of 2006, primarily due to a $20 million contribution to Teradyne’s U.S. Qualified Pension Plan.

Investing activities consist of purchases of capital assets, the acquisition of technology for $17.6 million in the first quarter of 2007 as well as the purchase, sale and maturity of marketable securities. Capital expenditures decreased by $3.5 million in the first three months of 2007 compared to the first three months of 2006 primarily in the Semiconductor Test Systems segment.

Financing activities represent the sale of our common stock, repurchases of our common stock and payments on our convertible senior notes and other debt. During the three months ended April 1, 2007, we repurchased 0.2 million shares of our common stock for $3.6 million at an average price of $15.07. During the three months ended April 2, 2006, we repurchased $15 million of our 3.75% Convertible Senior Notes.

We believe our cash, cash equivalents and marketable securities balance of $883.8 million will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation” in our 2006 Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”), a cash and equity compensation incentive plan.

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

We adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. The adoption did not have a material impact on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Teradyne is currently evaluating the impact of adopting this interpretation.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

•	we are subject to intense competition;

•	our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	our operating results are likely to fluctuate significantly;

•	we are subject to risks of operating internationally;

•	if we fail to develop new technologies to adapt to our customers’ needs and if our customers fail to accept our new products, our revenues will be adversely affected;

•	if our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings;

•	our operations may be adversely impacted if our outsourced service providers fail to perform;

•	we have significant guarantees and indemnification obligations;

•

we have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand;

•	we may incur significant liabilities if we fail to comply with environmental regulations;

•	we currently are and in the future may be subject to litigation that could have an adverse effect on our business;

•	if we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights;

•	our business may suffer if we are unable to attract and retain key employees;

•	we may incur higher tax rates than we expect;

•	our business is impacted by worldwide economic cycles, which are difficult to predict;

•	acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact our business;

•	provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult; and

•	we may acquire new businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions.

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on March 1, 2007 for the year ended December 31, 2006.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2007. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2006.

Item 4: Controls and Procedures

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

In 2001, we were designated as a Potentially Responsible Party (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. Neither Teradyne nor Perception Laminates has ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In 2006, we received a general notice letter form the U.S. Environmental Protection Agency (“EPA”) which informed us that the EPA believes we are a de minimis PRP with respect to the Casmalia Disposal Site in California. We are currently waiting for further details from the EPA regarding the terms of the de minimis settlement offer that we expect to receive.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: U nregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended April 1, 2007 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007– January 28, 2007	—	$—	10,610	$262,439

January 29, 2007– February 25, 2007	164	$14.90	10,774	$260,006

February 26, 2007– April 1, 2007	73	$15.51	10,847	$258,870

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means over the next two years.

Item 6: Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 11, 2007