Form 10-Q
period 2007-07-01
TERADYNE, INC
filed 2007-08-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 3, 2007 was 183,750,435 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	July 1, 2007	December 31, 2006
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$393,215	$568,025
Marketable securities	187,134	47,766
Accounts receivable, net of allowance for doubtful accounts of $4,753 and $4,962 on July 1, 2007 and December 31, 2006, respectively	211,461	155,770
Inventories:
Parts	8,733	9,008
Assemblies in process	79,310	83,805

Net inventories	88,043	92,813
Prepayments and other current assets	24,314	21,527
Current assets of discontinued operations	5,487	3,509

Total current assets	909,654	889,410
Property, plant, and equipment, at cost	845,176	862,062
Less: accumulated depreciation	487,581	496,541

Net property, plant, and equipment	357,595	365,521
Marketable securities	303,656	328,827
Goodwill	69,147	69,147
Intangible and other assets	34,610	35,819
Retirement plans assets	32,194	31,503
Long-term assets of discontinued operations	818	828

Total assets	$1,707,674	$1,721,055

LIABILITIES
Current liabilities:
Accounts payable	$55,822	$39,918
Accrued employees’ compensation and withholdings	65,594	87,811
Deferred revenue and customer advances	41,963	44,053
Other accrued liabilities	44,149	47,023
Income taxes payable	10,099	36,052
Current liabilities of discontinued operations	2,709	4,859

Total current liabilities	220,336	259,716
Retirement plans liabilities	79,644	81,121
Long-term other accrued liabilities	19,219	18,352
Long-term liabilities of discontinued operations	674	679

Total liabilities	319,873	359,868

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 188,586 and 188,952 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	23,573	23,619
Additional paid-in capital	1,196,001	1,179,015
Accumulated other comprehensive loss	(59,828)	(66,309)
Retained earnings	228,055	224,862

Total shareholders’ equity	1,387,801	1,361,187

Total liabilities and shareholders’ equity	$1,707,674	$1,721,055

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands, except per share amounts)
Net revenues:
Products	$229,504	$327,828	$424,137	$625,864
Services	59,206	58,991	118,266	116,984

Total net revenues	288,710	386,819	542,403	742,848
Cost of revenues:
Cost of products	112,338	158,434	212,329	308,681
Cost of services	39,152	37,810	79,457	76,458

Total cost of revenues	151,490	196,244	291,786	385,139

Gross profit	137,220	190,575	250,617	357,709
Operating expenses:
Engineering and development	52,417	51,840	101,679	102,402
Selling and administrative	62,760	73,913	125,772	144,336
In-process research and development	—	—	16,700	—
Restructuring and other, net	568	(20,596)	2,815	(21,693)

Operating expenses	115,745	105,157	246,966	225,045

Income from continuing operations	21,475	85,418	3,651	132,664
Interest income	9,299	11,659	19,398	21,142
Interest expense	(74)	(3,470)	(510)	(6,841)
Other income	—	—	1,832	—

Income from continuing operations before income taxes	30,700	93,607	24,371	146,965
Provision for income taxes	3,454	9,420	4,839	18,008

Income from continuing operations	27,246	84,187	19,532	128,957
Income (loss) from discontinued operations	618	(1,825)	711	(1,715)
Income tax provision (benefit)	210	(43)	225	(76)

Income (loss) from discontinued operations	408	(1,782)	486	(1,639)

Net income	$27,654	$82,405	$20,018	$127,318

Income from continuing operations per common share:
Basic	$0.14	$0.42	$0.10	$0.65

Diluted	$0.14	$0.41	$0.10	$0.64

Net income per common share:
Basic	$0.15	$0.42	$0.11	$0.64

Diluted	$0.14	$0.40	$0.10	$0.63

Weighted average common share—basic	189,391	198,243	189,508	198,130

Weighted average common share—diluted	191,405	210,356	191,184	210,601

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$20,018	$127,318
Income (loss) from discontinued operations	486	(1,639)

Income from continuing operations	19,532	128,957
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	30,965	34,828
Amortization	3,904	2,550
Stock-based compensation	14,068	11,752
In-process research and development charge	16,700	—
Impairment of long-lived assets	—	50
Gain on sale of land and building	—	(21,736)
Gain on sale of product lines	(906)	(386)
Fire loss on spare parts	—	3,959
Provision for doubtful accounts	104	82
Provision for inventory	525	9,593
Other non-cash items, net	1,208	2,541
Changes in operating assets and liabilities, net of product lines and businesses sold:
Accounts receivable	(55,795)	(49,497)
Inventories	24,864	48,436
Other assets	(3,435)	(8,100)
Accounts payable, deferred revenue and accrued expenses	(10,016)	47,361
Retirement plans contributions	(1,644)	(25,300)
Income taxes payable	(25,953)	14,848

Net cash provided by continuing operations	14,121	199,938
Net cash (used for) provided by discontinued operations	(2,998)	3,276

Net cash provided by operating activities	11,123	203,214

Cash flows from investing activities:
Investments in property, plant and equipment	(44,611)	(52,330)
Acquisition of technology	(17,600)	—
Proceeds from sale of product lines and business	906	386
Proceeds from sale of land and building	—	36,232
Purchases of available-for-sale marketable securities	(243,352)	(357,597)
Proceeds from sale and maturities of available-for-sale marketable securities	132,244	171,648

Net cash used for continuing operations	(172,413)	(201,661)
Net cash used for discontinued operations	(189)	(272)

Net cash used for investing activities	(172,602)	(201,933)

Cash flows from financing activities:
Payments of long term debt and notes payable	—	(19,648)
Repurchase of common stock	(27,610)	—
Issuance of common stock under employee stock option and stock purchase plans	14,279	14,190

Net cash used for financing activities	(13,331)	(5,458)

Decrease in cash and cash equivalents	(174,810)	(4,177)
Cash and cash equivalents at beginning of period	568,025	340,699

Cash and cash equivalents at end of period	$393,215	$336,522

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading supplier of automatic test equipment.

Teradyne’s automatic test equipment products include:

•	semiconductor test systems (“Semiconductor Test Systems”);

•	circuit-board test and inspection systems and military/aerospace (“Mil/Aero”) test instrumentation and systems (“Assembly Test Systems”); and

•	automotive diagnostic and test systems (“Diagnostic Solutions”).

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

On August 1, 2007, Teradyne closed the sale of Broadband Test Systems division, its voice and broadband access network test division. The results of operations of Broadband Test Systems as well as balance sheet amounts pertaining to this business have been classified as discontinued operations in the consolidated financial statements (see “Note E: Discontinued Operations”).

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Teradyne is currently evaluating the impact of adopting this standard.

D. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Balance at beginning of period	$12,897	$10,496
Accruals for warranties issued during the period	6,829	12,085
Accruals related to pre-existing warranties (includes changes in estimates)	(1,870)	561
Settlements made during the period	(7,607)	(8,509)

Balance at end of period	$10,249	$14,633

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short-term deferred revenue and long-term other accrued liabilities (in thousands).

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Balance at beginning of period	$8,350	$5,596
Deferral of new extended warranty revenue	1,934	3,641
Recognition of extended warranty deferred revenue	(2,682)	(1,476)

Balance at end of period	$7,602	$7,761

E. Discontinued Operations

On August 1, 2007, Teradyne closed the sale of its Broadband Test Systems division to Tollgrade Communications, Inc. for $11.3 million in cash. Teradyne sold this business as its growth potential as a stand- alone business within Teradyne was not attractive. The financial information for the Broadband Test Systems division was reclassified to discontinued operations for all periods presented. Broadband Test Systems net revenues and income (loss) from discontinued operations for the three and six months ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net revenues	$5,859	$4,816	$10,224	$11,701

Income (loss) from discontinued operations	$618	$(1,825)	$711	$(1,715)
Income tax provision (benefit)	210	(43)	225	(76)

Income (loss) from discontinued operations	$408	$(1,782)	$486	$(1,639)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in discontinued operations for the three and six months ended July 1, 2007 are $0.6 million of fees directly related to the sale transaction between Teradyne and Tollgrade Communications.

F. Stock-Based Compensation

During the six months ended July 1, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.27. Awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest after one year. A significant number of awards granted to executive officers are performance-based restricted stock units. The amount of actual performance-based restricted stock units that will be allowed to vest over four years will be determined on or near the first anniversary of the grant.

G. Other Comprehensive Income

Other comprehensive income is calculated as follows for the three months ended (in thousands):

	For the Three Months Ended
	July 1, 2007	July 2, 2006
Net income	$27,654	$82,405
Foreign currency translation adjustments	256	616
Change in unrealized loss on foreign exchange contracts, net of tax of $0	55	—
Change in unrealized loss on marketable securities, net of tax of $0	596	(1,207)
Retirement plans net gain, net of tax of $22	2,582	—
Retirement plans prior service gain, net of tax of $0	154	—
Retirement plans net transition asset, net of tax of $(11)	(46)	—
Additional minimum pension liability, net of tax of $0	—	(147)

Other comprehensive income	$31,251	$81,667

Other comprehensive income is calculated as follows for the six months ended (in thousands):

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Net income	$20,018	$127,318
Foreign currency translation adjustments	234	708
Change in unrealized loss on foreign exchange contracts, net of tax of $0	55	(31)
Change in unrealized loss on marketable securities, net of tax of $0	2,165	(2,671)
Retirement plans net gain, net of tax of $60	3,744	—
Retirement plans prior service gain, net of tax of $0	307	—
Retirement plans net transition asset, net of tax of $(18)	(24)	—
Additional minimum pension liability, net of tax of $0	—	(212)

Other comprehensive income	$26,499	$125,112

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Goodwill and Intangible Assets

Amortizable intangible assets consist of the following and are included in other assets on the balance sheet (in thousands):

	July 1, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$14,564	$4,629	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,378	1,401	8.0 years
Trade names and trademarks	3,800	2,692	1,108	8.0 years
Acquired workforce	700	44	656	4.0 years

Total intangible assets	$28,472	$20,678	$7,794	7.6 years

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$13,281	$5,912	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,078	1,701	8.0 years
Trade names and trademarks	3,800	2,454	1,346	8.0 years

Total intangible assets	$27,772	$18,813	$8,959	7.7 years

Aggregate amortization expense was $1.0 million for the three months ended July 1, 2007 and $0.9 million for the three months ended July 2, 2006. Aggregate amortization expense for the six months ended July 1, 2007 was $1.9 million and for the six months ended July 2, 2006 was $1.8 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2007 (remainder)	$1,794
2008	3,137
2009	2,644
2010	175
2011	44

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Income from continuing operations	$27,246	$84,187	$19,532	$128,957
Income (loss) from discontinued operations	408	(1,782)	486	(1,639)

Net income for basic net income per share	27,654	82,405	20,018	127,318
Income impact of assumed conversion of convertible debt	—	2,629	—	5,383

Net income for diluted net income per share	$27,654	$85,034	$20,018	$132,701

Weighted average common shares—basic	189,391	198,243	189,508	198,130
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debentures	—	10,962	—	11,126
Employee and director stock options	1,169	703	1,057	1,003
Restricted stock units	742	340	552	274
Employee stock purchase rights	103	108	67	68

Dilutive potential common shares	2,014	12,113	1,676	12,471

Weighted average common shares—diluted	191,405	210,356	191,184	210,601

Net income per common share—basic
Continued operations	$0.14	$0.42	$0.10	$0.65
Discontinued operations	0.01	—	0.01	(0.01)

	$0.15	$0.42	$0.11	$0.64

Net income per common share—diluted
Continued operations	$0.14	$0.41	$0.10	$0.64
Discontinued operations	—	(0.01)	—	(0.01)

	$0.14	$0.40	$0.10	$0.63

The computation of diluted net income per common share for the three and six months ended July 1, 2007 excludes the effect of the potential exercise of options to purchase approximately 14.4 million and 14.6 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 2, 2006 excludes the effect of the potential exercise of options to purchase approximately 15.5 million and 16.3 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and six months ended July 2, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share”. In using the “if converted” method, $2.6 million and $5.4 million of interest expense related to the convertible notes for the three and six months ended July 2, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended July 1, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $1.8 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $11.1 million as of July 1, 2007.

2007 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$—
Charges	53	4,163	4,216
Cash payments	(53)	(1,914)	(1,967)

Balance at July 1, 2007	$—	$2,249	$2,249

During the six months ended July 1, 2007, Teradyne recorded the following restructuring activities:

•	$4.2 million of severance charges related to headcount reductions of 139 people across all functions and segments; and

•	$0.1 million of facility charges related to an early exit of an Assembly Test facility in Poway, California.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(141)	(141)
Cash payments	(290)	(1,557)	(1,847)

Balance at July 1, 2007	$335	$167	$502

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Gain on Sale of Product Lines	Total
Balance at December 31, 2006	$9,604	$1,183	$—	$10,787
Credits	(69)	(285)	(906)	(1,260)
Cash payments	(2,182)	(498)	906	(1,774)

Balance at July 1, 2007	$7,353	$400	$—	$7,753

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended July 1, 2007, Teradyne recorded the following pre-2006 restructuring activities:

•	$0.9 million credit for earn-out payments received in the Assembly Test Systems segment from product line divestitures; and

•	$0.3 million credit for revised estimates on severance payments.

K. Stock Repurchase Program

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, Teradyne may spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over two years. Shares are to be repurchased at Teradyne’s discretion, subject to market conditions and other factors. During the three months ended July 1, 2007, Teradyne repurchased 1.4 million shares of common stock for $24.0 million at an average price of $16.70. For the six months ended July 1, 2007, Teradyne repurchased 1.7 million shares of common stock for $27.6 million at an average price of $16.47 per share. The cumulative repurchases as of July 1, 2007 total 12.3 million shares of common stock for $165.4 million at an average price of $13.46. Subsequently, Teradyne has repurchased 5.5 million shares of common stock for $87.3 million through August 3, 2007.

L. Technology Acquisition

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

This technology was acquired for use in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

M. Retirement Plans

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three and six months ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net Periodic Benefit Cost:
Service cost	$1,268	$1,741	$2,811	$3,450
Interest cost	4,118	3,860	8,274	7,795
Expected return on plan assets	(4,879)	(4,384)	(9,762)	(8,721)
Amortization of unrecognized:
Net transition obligation	(17)	19	(33)	38
Prior service cost	213	211	424	422
Net loss	847	1,326	1,822	2,945

Total expense	$1,550	$2,773	$3,536	$5,929

Teradyne contributed $1.0 million to its United Kingdom Qualified Pension Plan and $0.6 million to its Japan Qualified Pension Plan, in the six months ended July 1, 2007.

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

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net Periodic Benefit Cost:
Service cost	$71	$96	$127	$192
Interest cost	317	411	658	822
Amortization of unrecognized:
Prior service cost	(59)	(59)	(118)	(118)
Net loss	50	242	143	484

Total expense	$379	$690	$810	$1,380

N. Income Taxes

Teradyne adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. Upon adoption, the amount of unrecognized tax benefits, if recognized, would have impacted the effective tax rate by $2.5 million. Upon adoption, it was anticipated that within the next twelve months of adoption $2.3 million of unrecognized tax benefits would no longer be considered unrecognized tax benefits due to audit settlements. Upon adoption and as of July 1, 2007, Teradyne has open tax years beginning in 2003 for major jurisdictions including U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items upon adoption and recognized during the three and six months ended July 1, 2007 was not material.

Teradyne’s unrecognized tax benefits are as follows (in thousands):

For the Six Months Ended July 1, 2007
Beginning balance, upon adoption as of January 1, 2007	$10,584
Additions:
Tax positions for current year	126
Tax positions for prior years	2,013

Ending balance as of April 1, 2007	$12,723
Additions:
Tax positions for current year	37
Tax positions for prior years	2,407
Reductions:
Settlements	(2,342)

Ending balance as of July 1, 2007	$12,825

Of the $12.8 million of unrecognized tax benefits as of July 1, 2007, $6.4 million would impact the consolidated income tax rate if ultimately recognized. The remaining $6.4 million would impact goodwill if ultimately recognized. As of July 1, 2007, it is anticipated that within the next twelve months, $2.0 million of unrecognized tax benefits will no longer be considered unrecognized tax benefits due to audit settlements.

Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at July 1, 2007 and December 31, 2006. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

O. Commitments and Contingencies

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne has petitioned the Ninth Circuit for rehearing of the ruling it reversed and will continue to defend the claim that was sent back to the District Court.

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

In July 2007, Teradyne paid an immaterial amount and entered into a settlement agreement with the U.S. Environmental Protection Agency (“EPA”) and various regulatory agencies for the State of California for claims that Teradyne was a de minimis PRP with respect to the Casmalia Disposal Site in California.

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

P. Segment Information

Teradyne has three reportable segments. The three reportable segments are the design, manufacturing and marketing of Semiconductor Test Systems, Assembly Test Systems, and Diagnostic Solutions. These reportable segments were determined based upon the information reviewed and used by the chief operating decision maker.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the sale on August 1, 2007 of the Broadband Test Systems business, its results have been excluded in all periods presented. Previously, Broadband Test Systems and Diagnostic Solutions had been combined to make up the Other Test Systems segment. Segment information for the three and six months ended July 1, 2007 and July 2, 2006 is as follows (in thousands):

	Semiconductor Test Systems Segment	Assembly Test Systems Segment	Diagnostic Solutions Segment	Corporate and Eliminations	Consolidated
Three months ended July 1, 2007:
Net sales	$230,681	$41,193	$16,836	$—	$288,710
Income from continuing operations before taxes (1)(2)	15,279	4,775	846	9,800	30,700

Three months ended July 2, 2006:
Net sales	$315,076	$41,566	$30,177	$—	$386,819
Income from continuing operations before taxes (1)(2)	79,352	1,559	4,834	7,862	93,607

Six months ended July 1, 2007:
Net sales	$424,649	$82,461	$35,293	$—	$542,403
Income from continuing operations before taxes (1)(2)	(6,387)	7,474	1,977	21,307	24,371

Six months ended July 2, 2006:
Net sales	$609,508	$80,289	$53,051	$—	$742,848
Income from continuing operations before taxes (1)(2)	122,504	3,659	8,049	12,753	146,965

(1)	Net interest income is included in Corporate and Eliminations.

(2)	Included in the income (loss) from continuing operations before taxes for each of the segments are charges for the three and six months ended July 1, 2007 and July 2, 2006 that include restructuring and other, net and in-process research and development charges, as follows:

Included in the Semiconductor Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Restructuring and other, net	$1,483	$(20,701)	$2,572	$(19,438)
In-process research and development	—	—	16,700	—

Total	$1,483	$(20,701)	$19,272	$(19,438)

Also included in income from continuing operations before taxes for the six months ended July 2, 2006 is an inventory provision of $8.0 million related to non-FLEX products.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Assembly Test Systems segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Restructuring and other, net	$(1,098)	$644	$(884)	$(1,746)

Included in the Diagnostic Solutions segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Restructuring and other, net	$42	$9	$588	$9

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Restructuring and other, net	$141	$(548)	$539	$(518)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended July 1, 2007 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Percentage of total net revenues:
Products	79%	85%	78%	84%
Services	21	15	22	16

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	39	41	39	42
Cost of services	13	10	15	10
Total cost of revenues	52	51	54	52

Gross profit	48	49	46	48
Operating expenses:
Engineering and development	18	13	18	14
Selling and administrative	22	19	23	19
In-process research and development	—	—	3	—
Restructuring and other, net	—	(5)	1	(3)

Operating expenses	40	27	45	30

Income from continuing operations	8	22	1	18
Interest income	3	3	3	3
Interest expense	—	(1)	(1)	(1)
Other income	—	—	1	—

Income from continuing operations before income taxes	11	24	4	20
Provision for income taxes	1	2	1	2

Income from continuing operations	10	22	3	18
Income from discontinued operations	1	(1)	1	(1)
Income tax provision (benefit)	1	—	—	—

Income (loss) from discontinued operations	—	(1)	1	(1)

Net income	10%	21%	4%	17%

Provision for income taxes as a percentage of income from continuing operations before income taxes	11%	10%	20%	12%

Results of Operations

On August 1, 2007, we closed the sale of our Broadband Test Systems division to Tollgrade Communications, Inc. for $11.3 million in cash. We sold this business as its growth potential as a stand-alone business within Teradyne was not attractive.

In accordance with SFAS 144, we are reporting Broadband Test Systems as a discontinued operation in the consolidated financial statements for all periods presented throughout this Form 10-Q. Previously, Broadband Test Systems and Diagnostic Solutions had been combined to make up the Other Test Systems segment. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-Q relate to continuing operations only.

Broadband Test Systems net revenues and income (loss) for the three and six months ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net revenues	$5,859	$4,816	$10,224	$11,701

Income (loss) before income taxes	$618	$(1,825)	$711	$(1,715)
Income tax provision (benefit)	210	(43)	225	(76)

Income (loss) from discontinued operations	$408	$(1,782)	$486	$(1,639)

Included in discontinued operations for the three and six months ended July 1, 2007 are $0.6 million of fees directly related to the sale transaction between Teradyne and Tollgrade Communications.

Second Quarter 2007 Compared to Second Quarter 2006

Bookings

Net bookings for our three reportable segments were as follows (dollars in millions, except percent change):

	For the Three Months Ended
	July 1, 2007	July 2, 2006	% Change
Semiconductor Test Systems	$259.2	$318.5	(18.6)%
Assembly Test Systems	34.6	47.4	(27.0)
Diagnostic Solutions	12.8	35.4	(63.8)

	$306.6	$401.3	(23.6)%

The Semiconductor Test Systems’ orders decreased 19% driven by less demand across a wide range of end markets, applications and geographies. The Semiconductor Test Systems’ business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical.

The Assembly Test Systems decrease in orders was primarily due to reduced Mil/Aero program-related bookings.

Diagnostic Solutions’ orders are program related and have significant fluctuations. The decrease in Diagnostic Solutions bookings was primarily due to a large program rollout in 2006 for the Vehicle Measurement Module product line.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the second quarter of 2007 and 2006, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	July 1, 2007	July 2, 2006
Taiwan	24%	14%
South East Asia	17	15
United States	15	25
Korea	13	11
Singapore	13	8
Europe	10	13
Japan	7	13
Rest of World	1	1

	100%	100%

Backlog of unfilled orders for our three reportable segments was as follows (dollars in millions):

	For the Three Months Ended
	July 1, 2007	July 2, 2006
Semiconductor Test Systems	$250.6	$307.8
Assembly Test Systems	65.1	72.3
Diagnostic Solutions	28.0	44.8

	$343.7	$424.9

Revenue

Net revenues for our three reportable segments were as follows (dollars in millions, except percent changes):

	For the Three Months Ended		% Change
	July 1, 2007	July 2, 2006
Semiconductor Test Systems	$230.7	$315.1	(26.8)%
Assembly Test Systems	41.2	41.6	(1.0)
Diagnostic Solutions	16.8	30.1	(44.2)

	$288.7	$386.8	(25.4)%

Semiconductor Test Systems’ revenue decrease can be attributed primarily to decreased demand across a wide range of end markets, applications and geographies.

The decrease in Diagnostic Solutions’ revenue was due primarily to the large program rollout in 2006 for the Vehicle Measurement Module product line.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	July 1, 2007	July 2, 2006
United States	21%	20%
Taiwan	19	12
South East Asia	16	20
Singapore	15	12
Japan	11	11
Europe	10	15
Korea	6	9
Rest of the World	2	1

	100%	100%

Gross Profit

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 1, 2007	July 2, 2006
Gross Profit	$137.2	$190.6	$(53.4)
Percent of Total Revenue	47.5%	49.3%

Gross profit as a percentage of revenue decreased from the second quarter of 2006 to 2007 by 1.8 percentage points. Of the decrease, 3.6 points can be attributed to lower volume in Semiconductor Test Systems offset in part by lower fixed costs and greater manufacturing efficiencies.

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

During the three months ended July 1, 2007 and July 2, 2006, we scrapped $3.9 million and $4.4 million of inventory, respectively, and sold $0.6 million and $2.0 million of previously written-down or written-off inventory, respectively. As of July 1, 2007, we have inventory related reserves for amounts which had been written-down or written-off totaling $129.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 1, 2007	July 2, 2006
Engineering and Development	$52.4	$51.8	$0.6
Percent of Total Revenue	18.2%	13.4%

The increase of $0.6 million in engineering and development expenses is due to an increase in Semiconductor Test Systems spending related to entry into an adjacent market offset in part by a reduction in variable employee compensation expense across all segments.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	July 1, 2007	July 2, 2006
Selling and Administrative	$62.8	$73.9	$(11.1)
Percent of Total Revenue	21.7%	19.1%

The decrease of $11.1 million from the second quarter of 2006 to 2007 is primarily the result of:

•	a decrease of $6.7 million in variable employee compensation; and

•	a decrease of $4.4 million in transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended July 1, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $1.8 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.1 million as of July 1, 2007.

2007 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at April 1, 2007	$—	$1,956	$1,956
Charges	—	1,697	1,697
Cash payments	—	(1,404)	(1,404)

Balance at July 1, 2007	$—	$2,249	$2,249

During the three months ended July 1, 2007, we recorded the following 2007 restructuring activities:

•	$1.7 million of severance charges related to headcount reductions of 101 people across all functions and segments;

The restructuring actions taken during the three months ended July 1, 2007, are expected to generate quarterly cost savings of approximately $1.3 million.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at April 1, 2007	$480	$425	$905
Charges	—	55	55
Cash payments	(145)	(313)	(458)

Balance at July 1, 2007	$335	$167	$502

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Gain on Sale of Product Lines	Total
Balance at April 1, 2007	$8,079	$868	$—	$8,947
Credits	(52)	(226)	(906)	(1,184)
Cash payments	(674)	(242)	906	(10)

Balance at July 1, 2007	$7,353	$400	—	$7,753

During the three months ended July 1, 2007, we recorded the following pre-2006 restructuring activities:

•	$0.9 million credit for earn-out payments received in the Assembly Test Systems segment from product line divestitures; and

•	$0.2 million credit for revised estimates on severance payments.

Interest Income and Expense

Interest income decreased to $9.3 million for the second quarter of 2007 from $11.7 million in the second quarter of 2006, due to lower cash balances primarily from the repayment of our 3.75% Convertible Notes (the “Notes”) in the fourth quarter of 2006 and stock repurchases made beginning in the second half of 2006. Interest expense decreased to $0.1 million in the second quarter of 2007 from $3.5 million in the second quarter of 2006, due primarily to the repayment of the Notes.

Income Taxes

The tax expense of $3.5 million and $9.4 million for the second quarter of 2007 and 2006, respectively consists primarily of foreign taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Six Months of 2007 Compared to Six Months of 2006

Bookings

Net bookings for our three reportable segments were as follows (in millions, except percent change):

	For the Six Months Ended		Percent Change
	July 1, 2007	July 2, 2006
Semiconductor Test Systems	$461.9	$627.9	(26.4)%
Assembly Test Systems	66.1	82.4	(19.8)
Diagnostic Solutions	24.5	50.9	(51.9)

	$552.5	$761.2	(27.4)%

The Semiconductor Test Systems’ orders decreased 26% driven by less demand across a wide range of end markets, applications and geographies. The Semiconductor Test Systems’ business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical.

The Assembly Test Systems decrease in orders was primarily due to reduced Mil/Aero program-related bookings.

Diagnostic Solutions’ orders are program related and have significant fluctuations. The decrease in Diagnostic Solutions bookings was primarily due to a large program rollout in 2006 for the Vehicle Measurement Module product line.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first half of 2007 and 2006, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Six Months Ended
	July 1, 2007	July 2, 2006
United States	19%	23%
Taiwan	18	14
Singapore	16	13
South East Asia	15	17
Japan	12	13
Europe	11	12
Korea	8	7
Rest of the World	1	1

	100%	100%

Revenue

Net revenues for our three reportable segments were as follows (in millions, except percent changes):

	For the Six Months Ended		% Change
	July 1, 2007	July 2, 2006
Semiconductor Test Systems	$424.6	$609.5	(30.3)%
Assembly Test Systems	82.5	80.3	2.7
Diagnostic Solutions	35.3	53.1	(33.5)

	$542.4	$742.9	(27.0)%

Semiconductor Test Systems’ revenue decrease can be attributed primarily to decreased demand across a wide range of end markets, applications and geographies.

The decrease in Diagnostic Solutions’ revenue was due primarily to the large program rollout in 2006 for the Vehicle Measurement Module product line.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	July 1, 2007	July 2, 2006
United States	24%	21%
Singapore	15	13
South East Asia	14	20
Taiwan	13	15
Europe	12	15
Japan	12	9
Korea	7	6
Rest of the World	3	1

	100%	100%

Gross Profit

Our gross profit was as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 1, 2007	July 2, 2006
Gross Profit	$250.6	$357.7	$(107.1)
Percent of Total Revenue	46.2%	48.2%

The decrease in gross profit as a percentage of revenue from the first six months of 2006 to 2007 was primarily the result of lower volume in Semiconductor Test Systems, which accounted for 5.6 points of the decrease. This decrease was partially offset by 1.7 points resulting from the charge in non-FLEX inventory writedowns in Semiconductor Test Systems as well as lower fixed manufacturing costs in the first six months of 2007 compared to the first six months of 2006.

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

Included in gross profit for the six months ended July 2, 2006 is an inventory provision of $8.0 million related to non-FLEX products. During the six months ended July 1, 2007 and July 2, 2006, we scrapped $9.2 million and $11.8 million of inventory, respectively, and sold $0.6 million and $2.0 million of previously written-down or written-off inventory, respectively. As of July 1, 2007, we have inventory related reserves for amounts which had been written-down or written-off of $129.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 1, 2007	July 2, 2006
Engineering and Development	$101.7	$102.4	$(0.7)
Percent of Total Revenue	18.7%	13.8%

The decrease of $0.7 million in engineering and development expenses is due to a reduction in variable employee compensation expense across all segments offset in part by an increase in Semiconductor Test Systems spending related to entry into an adjacent market.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Six Months Ended		Period Change
	July 1, 2007	July 2, 2006
Selling and Administrative	$125.8	$144.3	$(18.5)
Percent of Total Revenue	23.2%	19.4%

The decrease of $18.5 million from the second quarter of 2006 to 2007 is primarily the result of:

•	a decrease of $12.8 million in variable employee compensation; and

•	a decrease of $8.0 million in transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions.

These decreases were offset in part by a $2.3 million net loss in spare parts due to a fire at a third party site in Taiwan in the second quarter of 2006.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended July 1, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $1.8 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.1 million as of July 1, 2007.

2007 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$—
Charges	53	4,163	4,216
Cash payments	(53)	(1,914)	(1,967)

Balance at July 1, 2007	$—	$2,249	$2,249

During the six months ended July 1, 2007, we recorded the following 2007 restructuring activities:

•	$4.2 million of severance charges related to headcount reductions of 139 people across all functions and segments; and

•	$0.1 million of facility charges related to an early exit of an Assembly Test facility in Poway, California.

The restructuring actions taken during the six months ended July 1, 2007, are expected to generate quarterly cost savings of approximately $2.2 million.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(141)	(141)
Cash payments	(290)	(1,557)	(1,847)

Balance at July 1, 2007	$335	$167	$502

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Gain on Sale of Product Lines	Total
Balance at December 31, 2006	$9,604	$1,183	$—	$10,787
Credits	(69)	(285)	(906)	(1,260)
Cash payments	(2,182)	(498)	906	(1,774)

Balance at July 1, 2007	$7,353	$400	$—	$7,753

During the six months ended July 1, 2007, Teradyne recorded the following pre-2006 restructuring activities:

•	$0.9 million credit for earn-out payments received in the Assembly Test Systems segment from product line divestitures; and

•	$0.3 million credit for revised estimates on severance payments.

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

This technology was acquired for use in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

Interest Income and Expense

Interest income decreased to $19.4 million for the first six months of 2007 from $21.1 million in the first six months of 2006 due to lower cash balances from the repayment of our 3.75% Senior Convertible Notes (the “Notes”) in the fourth quarter of 2006 and stock repurchases made beginning in the second half of 2006. Interest expense decreased to $0.5 million in the first six months of 2007 from $6.8 million in the first six months of 2006 due primarily to the repayment of the Notes.

Income Taxes

The tax expense of $4.8 million and $18.0 million for the first six months of 2007 and 2006, respectively, consists primarily of foreign taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Contractual Obligations

As of July 1, 2007, our purchase obligations with vendors totaled $136.3 million.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $60.6 million in the first six months of 2007, to $0.9 billion. Cash and cash equivalents activity for the first six months of 2007 and 2006 was as follows (in millions):

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Cash provided by (used for) operating activities:
Net income from continuing operations, adjusted for non-cash items	$86.1	$172.2
Changes in operating assets and liabilities, net of product lines and businesses sold	(72.0)	27.7
Cash (used for) provided by discontinued operations	(3.0)	3.3

Total cash provided by operating activities	11.1	203.2
Cash used for investing activities from continuing operations	(172.4)	(201.6)
Cash used for investing activities from discontinued operations	(0.2)	(0.3)

Total cash used for investing activities	(172.6)	(201.9)
Total cash used for financing activities	(13.3)	(5.5)

Decrease in cash and cash equivalents	$(174.8)	$(4.2)

Changes in operating assets and liabilities used cash of $72.0 million in the first six months of 2007 due primarily to an increase in accounts receivable of $55.8 million and a decrease in accrued income taxes of $26.0 million for taxes paid primarily in foreign jurisdictions. Accounts receivable increased $55.8 million, primarily in the Semiconductor Test Systems segment, partially due to increased volume since the end of the year and partially due to an increase in days sales outstanding from 55 days as of December 31, 2006 to 67 days as of July 1, 2007 due to increased shipments in the last month of the quarter. Inventory decreased $24.9 million in the first six months of 2007 primarily in our Semiconductor Test Systems segment and to a lesser extent in the Assembly Test Systems segment. Changes in operating assets and liabilities provided cash of $27.7 million in the first six months of 2006 due primarily to a $48.4 million decrease in inventory as a result of shorter final configuration and test cycle time with our Flex products. Accounts receivable balances increased $49.5 million, primarily in the Semiconductor Test Systems segment, due to an increase in volume. We contributed $20 million to the U.S. Qualified Pension Plan and $5.3 million to the U.K. Qualified Pension Plan during the six months ended July 2, 2006.

Investing activities consist of purchases of capital assets, the acquisition of technology for $17.6 million in the first quarter of 2007, proceeds from sales of buildings or product lines as well as the purchase, sale and maturity of marketable securities. Capital expenditures decreased by $7.7 million in the first six months of 2007 compared to the first six months of 2006 primarily in the Semiconductor Test Systems segment due to a decrease in spending on internally manufactured test systems.

Financing activities represent the sale of our common stock, repurchases of our common stock and payments on our convertible senior notes and other debt. During the six months ended July 1, 2007, we repurchased 1.7 million shares of our common stock for $27.6 million at an average price of $16.47. During the six months ended July 2, 2006, we repurchased $15 million of our 3.75% Convertible Senior Notes.

We believe our cash, cash equivalents and marketable securities balance of $0.9 billion will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting this standard.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We have petitioned the Ninth Circuit for rehearing of the ruling that it reversed and will continue to defend the claim that was sent back to the District Court.

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

In July 2007, we paid an immaterial amount and entered into a settlement agreement with the EPA and various regulatory agencies for the State of California for claims that we were a de minimis PRP with respect to the Casmalia Disposal Site in California.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended July 1, 2007 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
April 2, 2007–April 29, 2007	—	$—	10,847	$258,870
April 30, 2007–May 27, 2007	159	$16.48	11,006	$256,250
May 28, 2007–July 1, 2007	1,281	$16.73	12,287	$234,832

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we may spend up to an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means over the next two years.

Item 4: Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on May 24, 2007.

(b)	The following were elected as Class III directors to serve until the 2008 annual meeting of shareholders:

Nominee	Total For Votes of Each Nominee	Total Withheld Votes of Each Nominee

Edwin J. Gillis	172,859,855	2,551,540

Paul J. Tufano	156,423,551	18,987,844

Patricia S. Wolpert	172,293,876	3,117,519

All of our other directors will also continue to serve until the 2008 annual meeting of shareholders. The other directors are: James W. Bagley, Michael A. Bradley, Albert Carnesale, Vincent M. O’Reilly, and Roy A. Vallee.

(c)	The other proposals voted upon at the annual meeting were:

1. To approve an amendment to the 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued pursuant to the plan by 5,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes

151,923,377	2,158,321	1,059,981	20,269,716

2. To approve an amendment to our Amended and Restated By-Laws to adopt majority voting in uncontested director elections.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes

165,831,821	8,395,900	1,183,774	0

3. To ratify the selection of PricewaterhouseCoopers LLP as independent auditors for fiscal year ending December 31, 2007.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes

173,215,906	1,128,756	1,066,733	0

Item 6: Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

August 10, 2007