Form 10-Q
period 2007-09-30
TERADYNE, INC
filed 2007-11-09
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 2, 2007 was 173,640,993 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2007	December 31, 2006
	(in thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$429,078	$568,025
Marketable securities	187,176	47,766
Accounts receivable, net of allowance for doubtful accounts of $4,757 and $4,962 on September 30, 2007 and December 31, 2006, respectively	231,561	155,770
Inventories:
Parts	38,344	42,152
Assemblies in process	53,508	50,661

	91,852	92,813
Prepayments and other current assets	31,345	21,527
Current assets of discontinued operations	—	3,509

Total current assets	971,012	889,410
Property, plant, and equipment, at cost	821,849	862,062
Less: accumulated depreciation	470,137	496,541

Net property, plant, and equipment	351,712	365,521
Marketable securities	131,409	328,827
Goodwill	69,147	69,147
Intangible and other assets	36,622	35,819
Retirement plans assets	36,400	31,503
Long-term assets of discontinued operations	—	828

Total assets	$1,596,302	$1,721,055

LIABILITIES
Current liabilities:
Accounts payable	$64,516	$39,918
Accrued employees’ compensation and withholdings	65,188	87,811
Deferred revenue and customer advances	38,711	44,053
Other accrued liabilities	48,375	47,023
Income taxes payable	5,262	36,052
Current liabilities of discontinued operations	—	4,859

Total current liabilities	222,052	259,716
Retirement plans liabilities	83,736	81,121
Long-term other accrued liabilities	21,071	18,352
Long-term liabilities of discontinued operations	—	679

Total liabilities	326,859	359,868

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 177,817 and 188,952 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	22,227	23,619
Additional paid-in capital	1,136,748	1,179,015
Accumulated other comprehensive loss	(57,065)	(66,309)
Retained earnings	167,533	224,862

Total shareholders’ equity	1,269,443	1,361,187

Total liabilities and shareholders’ equity	$1,596,302	$1,721,055

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands, except per share amounts)
Net revenues:
Products	$239,299	$294,838	$663,435	$919,846
Services	60,162	59,879	178,429	177,719

Total net revenues	299,461	354,717	841,864	1,097,565
Cost of revenues:
Cost of products	117,268	142,301	329,597	451,123
Cost of services	37,947	38,031	117,404	114,348

Total cost of revenues	155,215	180,332	447,001	565,471

Gross profit	144,246	174,385	394,863	532,094
Operating expenses:
Engineering and development	52,245	51,791	153,924	154,193
Selling and administrative	62,870	70,452	188,642	214,789
In-process research and development	—	—	16,700	—
Restructuring and other, net	(3,119)	(15,112)	(304)	(36,806)

Operating expenses	111,996	107,131	358,962	332,176

Operating income from continuing operations	32,250	67,254	35,901	199,918
Interest income	7,784	12,453	27,182	33,595
Interest expense	(119)	(3,518)	(629)	(10,359)
Other income	—	—	1,832	—

Income from continuing operations before income taxes	39,915	76,189	64,286	223,154
Provision for income taxes	4,717	9,866	9,556	27,874

Income from continuing operations	35,198	66,323	54,730	195,280
Income (loss) from discontinued operations before income taxes	6,084	(1,908)	6,795	(3,623)
Income tax provision	293	3,850	518	3,774

Income (loss) from discontinued operations	5,791	(5,758)	6,277	(7,397)

Net income	$40,989	$60,565	$61,007	$187,883

Income from continuing operations per common share:
Basic	$0.19	$0.34	$0.29	$0.99

Diluted	$0.19	$0.34	$0.29	$0.97

Net income per common share:
Basic	$0.22	$0.31	$0.33	$0.96

Diluted	$0.22	$0.31	$0.32	$0.94

Weighted average common shares—basic	183,566	193,563	187,527	196,608

Weighted average common shares—diluted	185,298	204,551	189,222	208,585

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
	(in thousands)
Cash flows from operating activities:
Net income	$61,007	$187,883
Income (loss) from discontinued operations	381	(7,397)
Gain on sale from discontinued operations	5,896	—

Income from continuing operations	54,730	195,280
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	45,351	51,836
Amortization	5,902	3,866
Stock-based compensation	19,645	17,599
In-process research and development charge	16,700	—
Gain on sale of land and building	(3,597)	(38,319)
Gain on sale of product lines	(906)	(406)
Provision for doubtful accounts	104	104
Provision for inventory	942	11,237
Other non-cash items, net	786	2,981
Changes in operating assets and liabilities, net of product lines and businesses sold:
Accounts receivable	(75,896)	(5,742)
Inventories	27,261	66,797
Other assets	(17,638)	4,274
Accounts payable, deferred revenue and accrued expenses	2,900	33,068
Retirement plans contributions	(2,128)	(25,300)
Income taxes payable	(30,790)	25,105

Net cash provided by continuing operations	43,366	342,380
Net cash used for discontinued operations	(3,103)	(477)

Net cash provided by operating activities	40,263	341,903

Cash flows from investing activities:
Investments in property, plant and equipment	(63,788)	(82,353)
Acquisition of technology	(17,600)	—
Proceeds from sale of product lines	906	406
Proceeds from sale of land and building	7,888	79,220
Purchases of available-for-sale marketable securities	(333,165)	(372,570)
Proceeds from sale and maturities of available-for-sale marketable securities	396,436	578,999

Net cash (used for) provided by continuing operations	(9,323)	203,702
Net cash provided by (used for) discontinued operations	10,765	(317)

Net cash provided by investing activities	1,442	203,385

Cash flows from financing activities:
Payments of long term debt and notes payable	—	(43,648)
Repurchase of common stock	(203,562)	(109,312)
Issuance of common stock under employee stock option and stock purchase plans	22,910	22,006

Net cash used for financing activities	(180,652)	(130,954)

(Decrease)/increase in cash and cash equivalents	(138,947)	414,334
Cash and cash equivalents at beginning of period	568,025	340,699

Cash and cash equivalents at end of period	$429,078	$755,033

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006 are an integral part of the condensed consolidated financial statements

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading supplier of automatic test equipment.

Teradyne’s automatic test equipment offerings include:

•	Semiconductor test products and services (“Semiconductor Test”);

•	Circuit-board test and inspection products and services, military/aerospace instrumentation test products and services, and automotive diagnostic test products and services (“Systems Test Group”)

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

On August 1, 2007, Teradyne completed the sale of Broadband Test Systems, its voice and broadband access network test division. The results of operations of Broadband Test Systems as well as balance sheet and cash flow amounts pertaining to this business have been classified as discontinued operations in the condensed consolidated financial statements (see “Note E: Discontinued Operations”).

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Teradyne is currently evaluating the impact of adopting this standard.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities (in thousands).

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Balance at beginning of period	$12,897	$10,496
Accruals for warranties issued during the period	10,369	18,075
Accruals related to pre-existing warranties (includes changes in estimates)	(1,696)	(154)
Settlements made during the period	(11,530)	(12,742)

Balance at end of period	$10,040	$15,675

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities (in thousands):

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Balance at beginning of period	$8,350	$5,596
Deferral of new extended warranty revenue	2,550	5,142
Recognition of extended warranty deferred revenue	(4,204)	(2,224)

Balance at end of period	$6,696	$8,514

E. Discontinued Operations

On August 1, 2007, Teradyne completed the sale of its Broadband Test Systems division to Tollgrade Communications, Inc. for $11.3 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was not attractive. The financial information for discontinued businesses has been reclassified to discontinued operations for all periods presented. Net revenues and income (loss) from discontinued operations for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenues	$929	$4,405	$11,153	$16,106

(Loss) income from discontinued operations before income taxes	$(198)	$(1,908)	$513	$(3,623)
Gain from sale of discontinued operations before income taxes	6,282	—	6,282	—
Income tax provision	293	3,850	518	3,774

Income (loss) from discontinued operations	$5,791	$(5,758)	$6,277	$(7,397)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the September 30, 2007 nine months discontinued operations are $0.9 million of fees directly related to the sale transaction between Teradyne and Tollgrade Communications Inc.

F. Stock-Based Compensation

During the nine months ended September 30, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.19. Awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest after one year. A significant number of awards granted to executive officers are performance-based restricted stock units. The amount of actual performance-based restricted stock units that will vest over four years is determined on or near the first anniversary of the grant.

G. Other Comprehensive Income

Other comprehensive income is calculated as follows for the three months ended (in thousands):

	For the Three Months Ended
	September 30, 2007	October 1, 2006
Net income	$40,989	$60,565
Foreign currency translation adjustments	(272)	1,038
Change in unrealized loss on foreign exchange contracts, net of tax of $0	(55)	—
Change in unrealized loss on marketable securities, net of tax of $0	2,047	4,974
Retirement plans net gain, net of tax of $(13)	861	—
Retirement plans net prior service gain, net of tax of $0	153	—
Retirement plans net transition asset, net of tax of $(28)	29	—
Additional minimum pension liability, net of tax of $0	—	(130)

Other comprehensive income	$43,752	$66,447

Other comprehensive income is calculated as follows for the nine months ended (in thousands):

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Net income	$61,007	$187,883
Foreign currency translation adjustments	(38)	1,746
Change in unrealized loss on foreign exchange contracts, net of tax of $0	—	(31)
Change in unrealized loss on marketable securities, net of tax of $0	4,212	2,303
Retirement plans net gain, net of tax of $47	4,605	—
Retirement plans net prior service gain, net of tax of $0	460	—
Retirement plans net transition asset, net of tax of $(47)	5	—
Additional minimum pension liability, net of tax of $0	—	(342)

Other comprehensive income	$70,251	$191,559

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheet (in thousands):

	September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$15,206	$3,987	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,528	1,251	8 years
Trade names and trademarks	3,800	2,810	990	8 years
Acquired workforce	700	88	612	4 years

Total intangible assets	$28,472	$21,632	$6,840	7.6 years

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
Completed technology	$19,193	$13,281	$5,912	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,078	1,701	8.0 years
Trade names and trademarks	3,800	2,454	1,346	8.0 years

Total intangible assets	$27,772	$18,813	$8,959	7.7 years

Aggregate amortization expense was $1.0 million for the three months ended September 30, 2007 and $0.9 million for the three months ended October 1, 2006. Aggregate amortization expense for the nine months ended September 30, 2007 was $2.8 million and for the nine months ended October 1, 2006 was $2.7 million. Estimated amortization expense for each of the five succeeding fiscal years is as follows (in thousands):

Year	Amount
2007 (remainder)	$840
2008	3,137
2009	2,644
2010	175
2011	44

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Income from continuing operations	$35,198	$66,323	$54,730	$195,280
Income (loss) from discontinued operations	5,791	(5,758)	6,277	(7,397)

Net income for basic net income per share	40,989	60,565	61,007	187,883
Income impact of assumed conversion of convertible debt	—	2,562	—	7,945

Net income for diluted net income per share	$40,989	$63,127	$61,007	$195,828

Weighted average common shares—basic	183,566	193,563	187,527	196,608
Effect of dilutive securities:
Incremental shares from assumed conversion of convertible debentures	—	10,367	—	10,873
Employee and director stock options	858	235	991	748
Restricted stock units	837	361	647	303
Employee stock purchase rights	37	25	57	53

Dilutive potential common shares	1,732	10,988	1,695	11,977

Weighted average common shares—diluted	185,298	204,551	189,222	208,585

Net income per common share—basic
Continued operations	$0.19	$0.34	$0.29	$0.99
Discontinued operations	0.03	(0.03)	0.04	(0.03)

	$0.22	$0.31	$0.33	$0.96

Net income per common share—diluted
Continued operations	$0.19	$0.34	$0.29	$0.97
Discontinued operations	0.03	(0.03)	0.03	(0.03)

	$0.22	$0.31	$0.32	$0.094

The computation of diluted net income per common share for the three and nine months ended September 30, 2007 excludes the effect of the potential exercise of options to purchase approximately 14.1 million and 14.1 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 1, 2006 excludes the effect of the potential exercise of options to purchase approximately 15.9 million and 16.0 million shares, respectively, because the option price was greater than the average market price of the common shares and the effect would have been anti-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the three and nine months ended October 1, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share”. In using the “if converted” method, $2.6 million and $7.9 million of interest expense related to the convertible notes for the three and nine

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended October 1, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. Accordingly, 10.4 million and 10.9 million incremental shares from the assumed conversion of the convertible debt are added to shares when calculating diluted net income per common share for the three and nine months ended October 1, 2006, respectively.

J. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the nine months ended September 30, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $1.7 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $10.3 million as of September 30, 2007.

2007 Activities

(in thousands)	Gain on Sale of Real Estate	Insurance Recovery	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$—	$—	$—
(Credits)/charges	(3,597)	(1,782)	53	6,417	1,091
Cash receipts/(payments)	3,597	1,782	(53)	(3,593)	1,733

Balance at September 30, 2007	$—	$—	$—	$2,824	$2,824

During the nine months ended September 30, 2007, Teradyne recorded the following restructuring activities:

•	$6.4 million of severance charges related to headcount reductions of 196 people across all functions and segments;

•	$3.6 million gain on the sale of land and building in Deerfield, Illinois; and

•	$1.8 million of cash proceeds recovered from insurance related to a facility fire in Taiwan.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(135)	(135)
Cash payments	(444)	(1,635)	(2,079)

Balance at September 30, 2007	$181	$95	$276

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Gain on Sale of Product Lines	Total
Balance at December 31, 2006	$9,604	$1,183	$—	$10,787
Credits	(69)	(285)	(906)	(1,260)
Cash (payments)/receipts	(2,705)	(648)	906	(2,447)

Balance at September 30, 2007	$6,830	$250	$—	$7,080

During the nine months ended September 30, 2007, Teradyne recorded the following pre-2006 restructuring activities:

•	$0.9 million credit for earn-out payments received in the Systems Test Group from a product line divestiture; and

•	$0.3 million credit for revised estimates on severance payments.

K. Stock Repurchase Program

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, Teradyne could spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over two years. Shares were to be repurchased at Teradyne’s discretion, subject to market conditions and other factors. During the three months ended September 30, 2007, Teradyne repurchased 11.4 million shares of common stock for $176.0 million at an average price of $15.38 per share. For the nine months ended September 30, 2007, Teradyne repurchased 13.1 million shares of common stock for $203.6 million at an average price of $15.52 per share. During October, 2007 Teradyne completed the $400 million stock repurchase program, repurchasing a cumulative total of 27.9 million shares of common stock at an average price of $14.31 per share.

On November 7, 2007, Teradyne’s Board of Directors authorized a new stock repurchase program. Under the program, the Company is permitted to spend an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other means. Shares are to be repurchased at the Company’s discretion, subject to market conditions and other factors

L. Technology Acquisition

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which includes $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million has been allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets.

This technology was acquired for use in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore was classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

M. Retirement Plans

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of U.S. employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code, as well as unfunded foreign plans.

Components of net periodic pension cost for all plans for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net Periodic Benefit Cost:
Service cost	$1,387	$1,643	$4,197	$4,892
Interest cost	4,133	3,834	12,407	11,468
Expected return on plan assets	(4,866)	(4,282)	(14,629)	(12,826)
Amortization of unrecognized:
Net transition obligation	(17)	(15)	(49)	(43)
Prior service cost	212	208	635	623
Net loss	905	1,479	2,727	4,425

Total expense	$1,754	$2,867	$5,288	$8,539

Teradyne contributed $1.1 million to its U.K. pension plan and $0.9 million to its Japan pension plan in the nine months ended September 30, 2007.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic postretirement cost are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net Periodic Benefit Cost:
Service cost	$63	$(3)	$190	$186
Interest cost	329	229	986	1,046
Amortization of unrecognized:
Prior service cost	(58)	(60)	(176)	(173)
Net loss (gain)	71	(70)	214	409

Total expense	$405	$96	$1,214	$1,468

N. Income Taxes

Teradyne adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. Upon adoption, the amount of unrecognized tax benefits, if recognized, would have impacted the effective tax rate by $2.5 million. Upon adoption, it was anticipated that within the next twelve months of adoption $2.3 million of unrecognized tax benefits would no longer be considered unrecognized tax benefits due to audit settlements. Upon adoption and as of September 30, 2007, Teradyne has open tax years beginning in 2003 for major jurisdictions including U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items upon adoption and recognized during the three and nine months ended September 30, 2007 was not material.

Teradyne’s unrecognized tax benefits are as follows (in thousands):

For the Nine Months Ended September 30, 2007
Beginning balance, upon adoption as of January 1, 2007	$10,584
Additions:
Tax positions for current year	126
Tax positions for prior years	2,013

Ending balance as of April 1, 2007	$12,723
Additions:
Tax positions for current year	37
Tax positions for prior years	2,407
Reductions:
Settlements	(2,342)

Ending balance as of July 1, 2007	$12,825
Additions:
Tax positions for current year	202
Tax positions for prior years	204

Ending balance as of April 1, 2007	$13,231

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Of the $13.2 million of unrecognized tax benefits as of September 30, 2007, $6.8 million would impact the consolidated income tax rate if ultimately recognized. The remaining $6.4 million would impact goodwill if ultimately recognized. As of September 30, 2007, it is anticipated that within the next twelve months, $2.0 million of unrecognized tax benefits will no longer be considered unrecognized tax benefits due to audit settlements.

Due to the continued uncertainty of realization of our U.S. deferred tax assets, Teradyne maintained its valuation allowance at September 30, 2007 and December 31, 2006. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

O. Commitments and Contingencies

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of its then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for rehearing of the ruling it reversed. In October 2007, the Ninth Circuit denied Teradyne’s petition for rehearing. Teradyne will continue to defend the claim that was sent back to the District Court.

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

P. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of circuit-board test and inspection products and services, military/aerospace instrumentation test products and services, and automotive diagnostic and test products and services.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2007, the internal management reporting of the Company changed to better align with the company’s operational management structure, resulting in a change in the Company’s reportable segments. Segment reporting has been restated for all periods presented to reflect this change. The reportable segments presented reflect the information reviewed and used by the chief operating decision maker.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the sale on August 1, 2007 of Broadband Test Systems, its results have been excluded from segment reporting and included in discontinued operations for all periods presented. Previously, Broadband Test Systems and Diagnostic Solutions had been combined to form the Other Test Systems segment. Diagnostic Solutions and Assembly Test are now components of the Systems Test Group segment. Segment information for the three and nine months ended September 30, 2007 and October 1, 2006 is as follows (in thousands):

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
Three months ended September 30, 2007:
Net revenues	$243,470	$55,991	$—	$299,461
Income from continuing operations before taxes (1)(2)	24,507	3,623	11,785	39,915
Total assets (3)	572,004	228,099	796,199	1,596,302

Three months ended October 1, 2006:
Net revenues	$282,776	$71,941	$—	$354,717
Income from continuing operations before taxes (1)(2)	63,246	6,437	6,506	76,189
Total assets (3)	563,671	256,423	1,148,331	1,968,425

Nine months ended September 30, 2007:
Net revenues	$668,118	$173,746	$—	$841,864
Income from continuing operations before taxes (1)(2)	18,119	13,075	33,092	64,286

Nine months ended October 1, 2006:
Net revenues	$892,284	$205,281	$—	$1,097,565
Income from continuing operations before taxes (1)(2)	185,750	18,145	19,259	223,154

(1)	Net interest income is included in Corporate and Eliminations.

(2)	Included in the income from continuing operations before taxes for each of the segments are charges for the three and nine months ended September 30, 2007 and October 1, 2006 that include restructuring and other, net and in-process research and development charges, as follows:

(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support divisions and common facilities and certain other assets.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Semiconductor Test segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Restructuring and other, net	$(830)	$(16,261)	$1,742	$(35,699)
In-process research and development	—	—	16,700	—

Total	$(830)	$(16,261)	$18,442	$(35,699)

Also included in income from continuing operations before taxes for the nine months ended September 30, 2007 is an inventory provision of $0.5 million related to non-FLEX products.

Included in the Systems Test Group are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Restructuring and other, net	$1,351	$427	$1,055	$(1,311)

Included in the Corporate and Eliminations segment are charges for the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Restructuring and other, net	$(3,640)	$722	$(3,101)	$204

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 30, 2007 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Percentage of total net revenues:
Products	80%	83%	79%	84%
Services	20	17	21	16

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	39	40	39	41
Cost of services	13	11	14	10

Total cost of revenues	52	51	53	51

Gross profit	48	49	47	49
Operating expenses:
Engineering and development	17	14	18	14
Selling and administrative	21	20	23	20
In-process research and development	—	—	2	—
Restructuring and other, net	(1)	(4)	0	(3)

Operating expenses	37	30	43	31

Operating income from continuing operations	11	19	4	18
Interest income	3	3	3	3
Interest expense	(1)	(1)	(0)	(1)
Other income	—	—	0	—

Income from continuing operations before income taxes	13	21	7	20
Provision for income taxes	1	2	1	2

Income from continuing operations	12	19	6	18

Income (loss) from discontinued operations before income taxes	2	(1)	1	(0)
Income tax provision	0	1	0	1

Income (loss) from discontinued operations	2	(2)	1	(1)

Net income	14%	17%	7%	17%

Provision for income taxes as a percentage of income from continuing operations before income taxes	12%	13%	15%	12%

Results of Operations

On August 1, 2007, we closed the sale of our Broadband Test Systems division with Tollgrade Communications, Inc. for $11.3 million in cash. We sold this business as its growth potential as a stand-alone business within Teradyne was not attractive. The financial results of Broadband Test Systems have been reported as discontinued operations in the condensed consolidated financial statements for all periods presented throughout this Form 10-Q. Previously, Broadband Test Systems and Diagnostic Solutions had been combined to form the Other Test Systems segment. Diagnostic Solutions and Assembly Test are now components of Systems Test Group segment. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-Q relate to continuing operations only.

Discontinued businesses net revenues and income (loss) for the three and nine months ended September 30, 2007 and October 1, 2006 are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net revenues	$929	$4,405	$11,153	$16,106

(Loss) income before income taxes	$(198)	$(1,908)	$513	$(3,623)
Gain from sale of discontinued operations	6,282	—	6,282	—
Income tax provision	293	3,850	518	3,774

Income (loss) from discontinued operations	$5,791	$(5,758)	$6,277	$(7,397)

Included in discontinued operations are $0.9 million fees directly related to the sale transaction between Teradyne and Tollgrade Communications, Inc.

Third Quarter 2007 Compared to Third Quarter 2006

Bookings

Net bookings for our two reportable segments were as follows (dollars in millions, except percent change):

	For the Three Months Ended
	September 30, 2007	October 1, 2006	% Change
Semiconductor Test	$217.2	$182.3	19.1%
Systems Test Group	56.1	55.8	0.5%

	$273.3	$238.1	14.8%

Semiconductor Test orders increased 19.1% driven by more demand across a wide range of end markets, applications and geographies. Additionally, there was a mix shift compared to prior year with subcontractors making up a larger percentage of orders. Semiconductor Test business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical.

Systems Test Group increase in orders was primarily due to increased military/aerospace board test program-related bookings partially offset by a decrease in automotive test and commercial board test orders. Automotive test orders are program related and have significant fluctuations. The decrease in automotive test bookings was primarily due to a large program rollout in 2006 for the Vehicle Measurement Module product line.

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

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	September 30, 2007	October 1, 2006
United States	22.5%	31.2%
South East Asia	19.1	18.5
Taiwan	15.2	6.8
Singapore	13.5	10.2
Europe	10.5	15.5
Japan	9.5	10.8
Korea	9.2	5.7
Rest of World	0.5	1.3

	100%	100%

Backlog of unfilled orders for our two reportable segments was as follows (dollars in millions):

	For the Three Months Ended
	September 30, 2007	October 1, 2006
Semiconductor Test	$224.5	$207.1
Systems Test Group	93.0	100.9

	$317.5	$308.0

Revenue

Net revenues for our two reportable segments were as follows (dollars in millions, except percent changes):

	For the Three Months Ended		% Change
	September 30, 2007	October 1, 2006
Semiconductor Test	$243.5	$282.8	(13.9)%
Systems Test Group	56.0	71.9	(22.1%)

	$299.5	$354.7	(15.6)%

The decrease in Semiconductor Test revenue is due to System-On-a-Chip (“SOC”) device units growing at a lower rate in 2007 compared to 2006. This resulted in decreased demand across a wide range of end markets, applications, and geographies.

The decrease in Systems Test Group revenue was due primarily to the large program rollout in 2006 for the Vehicle Measurement Module product line.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	September 30, 2007	October 1, 2006
United States	19.3%	22.3%
South East Asia	17.2	17.8
Singapore	15.3	7.0
Europe	12.9	13.1
Korea	11.7	7.9
Japan	10.6	17.3
Taiwan	10.6	12.3
Rest of the World	2.4	2.3

	100%	100%

Gross Profit

Our gross profit was as follows (dollars in millions):

	For the Three Months Ended		Period Change
	September 30, 2007	October 1, 2006
Gross Profit	$144.2	$174.4	$(30.2)
Percent of Total Revenue	48.2%	49.2%

Gross profit as a percentage of revenue decreased from the third quarter of 2006 to 2007 by 1.0 percentage point. Of the decrease, 2.0 points can be attributed to lower volume in Semiconductor Test offset in part by lower fixed costs and greater manufacturing efficiencies.

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

During the three months ended September 30, 2007 and October 1, 2006, we scrapped $3.0 million and $5.3 million of inventory, respectively, and sold $0.0 million and $0.7 million of previously written-down or written-off inventory, respectively. As of September 30, 2007, we have inventory related reserves for amounts which had been written-down or written-off totaling $127.5 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	September 30, 2007	October 1, 2006
Engineering and Development	$52.2	$51.8	$0.4
Percent of Total Revenue	17.4%	14.6%

The increase of $0.4 million in engineering and development expenses is due to an increase in Semiconductor Test spending related to entry into an adjacent market offset in part by a reduction in variable employee compensation expense in each segment.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Three Months Ended		Period Change
	September 30, 2007	October 1, 2006
Selling and Administrative	$62.9	$70.5	$(7.6)
Percent of Total Revenue	21.0%	19.9%

The decrease of $7.6 million from the third quarter of 2006 to 2007 is primarily the result of:

•	a decrease of $5.4 million in transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions; and

•	a decrease of $2.1 million in variable employee compensation.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended September 30, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $1.7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $10.3 million as of September 30, 2007.

2007 Activities

(in thousands)	Gain on Sale of Real Estate	Insurance Recovery	Severance and Benefits	Total
Balance at July 1, 2007	$—	$—	$2,249	$2,249
(Credits)/charges	(3,628)	(1,782)	2,285	(3,125)
Cash receipts/(payments)	3,628	1,782	(1,679)	3,731

Balance at September 30, 2007	$—	$—	$2,855	$2,855

During the three months ended September 30, 2007, we recorded the following 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield, Illinois;

•	$1.8 million of cash proceeds recovered from insurance related to a facility fire in Taiwan; and

•	$2.3 million of severance charges related to headcount reductions of 57 people across all functions and segments.

The restructuring actions taken during the three months ended September 30, 2007, are expected to generate quarterly cost savings of approximately $1.1 million.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at July 1, 2007	$335	$167	$502
Charges	—	6	6
Cash payments	(154)	(78)	(232)

Balance at September 30, 2007	$181	$95	$276

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at July 1, 2007	$7,353	$400	$7,753
Cash payments	(523)	(150)	(673)

Balance at September 30, 2007	$6,830	$250	$7,080

Interest Income and Expense

Interest income decreased to $7.8 million for the third quarter of 2007 from $12.5 million in the third quarter of 2006, due to lower cash balances primarily from the repayment of our 3.75% Convertible Notes (the “Notes”) in the fourth quarter of 2006 and stock repurchases made beginning in the second half of 2006. Interest expense decreased to $0.1 million in the third quarter of 2007 from $3.5 million in the third quarter of 2006, due primarily to the repayment of the Notes.

Income Taxes

The tax expense of $4.7 million and $9.9 million for the third quarter of 2007 and 2006, respectively consists primarily of foreign taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Nine Months of 2007 Compared to Nine Months of 2006

Bookings

Net bookings for our two reportable segments were as follows (in millions, except percent change):

	For the Nine Months Ended		Percent Change
	September 30, 2007	October 1, 2006
Semiconductor Test	$679.2	$810.3	(16.2)%
Systems Test Group	146.7	189.0	(22.4)

	$825.9	$999.3	(17.4)%

Semiconductor Test orders decreased 16% driven by less demand across a wide range of end markets, applications and geographies, as SOC device units grew at a lower rate in 2007 than in 2006. Semiconductor Test business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical.

Systems Test Group orders decreased 22% primarily due to a decrease in automotive test. Automotive test orders are program related and have significant fluctuations. The decrease in automotive test bookings was primarily due to a large program rollout in 2006 for the Vehicle Measurement Module product line.

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

Net bookings by region as a percentage of total net bookings were as follows:

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
United States	20.4%	25.0%
Taiwan	17.0	12.3
Singapore	15.1	12.0
South East Asia	16.3	17.4
Japan	11.0	12.5
Europe	10.6	13.4
Korea	8.8	6.4
Rest of the World	0.8	1.0

	100%	100%

Revenue

Net revenues for our two reportable segments were as follows (in millions, except percent changes):

	For the Nine Months Ended		% Change
	September 30, 2007	October 1, 2006
Semiconductor Test	$668.2	$892.3	(25.1)%
Systems Test Group	173.7	205.3	(15.4)

	$841.9	$1,097.6	(23.3)%

Semiconductor Test revenue decrease is attributed to decreased demand across a wide range of end markets, applications and geographies as SOC device units grew at a lower rate in 2007 than in 2006.

The decrease in Systems Test Group revenue is due to a decrease in automotive test revenue due primarily to the large program rollout in 2006 for the Vehicle Measurement Module product line.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
United States	22.7%	21.5%
Singapore	15.5	10.9
South East Asia	15.3	19.2
Europe	12.4	14.2
Taiwan	12.2	14.4
Japan	11.6	11.9
Korea	7.8	6.4
Rest of the World	2.5	1.5

	100%	100%

Gross Profit

Our gross profit was as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	September 30, 2007	October 1, 2006
Gross Profit	$394.9	$532.1	$(137.2)
Percent of Total Revenue	46.9%	48.5%

The decrease in gross profit as a percentage of revenue from the first nine months of 2006 to 2007 was primarily the result of lower volume in Semiconductor Test and to a lesser extent a revenue mix shift towards service in 2007, together accounting for 4.5 points of the decrease. This decrease was partially offset by 2.9 points resulting from the 2006 charge in non-FLEX inventory writedowns in Semiconductor Test as well as lower fixed manufacturing costs in the first nine months of 2007 compared to the first nine months of 2006.

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

Included in gross profit for the nine months ended October 1, 2006 is an inventory provision of $8.0 million related to non-FLEX products. During the nine months ended September 30, 2007 and October 1, 2006, we scrapped $12.8 million and $17.1 million of inventory, respectively, and sold $0.6 million and $2.8 million of previously written-down or written-off inventory, respectively. As of September 30, 2007, we have inventory related reserves for amounts which had been written-down or written-off of $127.5 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	September 30, 2007	October 1, 2006
Engineering and Development	$153.9	$154.2	$(0.3)
Percent of Total Revenue	18.3%	14.0%

The decrease of $0.3 million in engineering and development expenses is due to a reduction in variable employee compensation expense in each segment offset in part by an increase in Semiconductor Test spending related to entry into an adjacent market.

Selling and Administrative

Selling and administrative expenses were as follows (dollars in millions):

	For the Nine Months Ended		Period Change
	September 30, 2007	October 1, 2006
Selling and Administrative	$188.6	$214.8	$(26.2)
Percent of Total Revenue	22.4%	19.6%

The decrease of $26.2 million from the third quarter of 2006 to 2007 is primarily the result of:

•

a decrease of $13.5 million in transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions; and

•	a decrease of $11.3 million in variable employee compensation.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the nine months ended September 30, 2007. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and long-term other accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $1.7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $10.3 million as of September 30, 2007.

2007 Activities

(in thousands)	Gain on Sale of Real Estate	Insurance Recovery	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$—	$—	$—	$—	$—
(Credits)/charges	(3,597)	(1,782)	53	6,417	1,091
Cash receipts/(payments)	3,597	1,782	(53)	(3,593)	1,733

Balance at September 30, 2007	$—	$—	$—	$2,824	$2,824

During the nine months ended September 30, 2007, we recorded the following 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield, Illinois; and

•	$1.8 million of cash proceeds recovered from insurance related to a facility fire in Taiwan.

•	$6.4 million of severance charges related to headcount reductions of 196 people across all functions and segments; and

The restructuring actions taken during the nine months ended September 30, 2007, are expected to generate quarterly cost savings of approximately $3.3 million.

2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Total
Balance at December 31, 2006	$625	$1,865	$2,490
Credits	—	(135)	(135)
Cash payments	(444)	(1,635)	(2,079)

Balance at September 30, 2007	$181	$95	$276

Pre-2006 Activities

(in thousands)	Vacated Facility Related	Severance and Benefits	Gain on Sale of Product Lines	Total
Balance at December 31, 2006	$9,604	$1,183	$—	$10,787
Credits	(69)	(285)	(906)	(1,260)
Cash (payments)/receipts	(2,705)	(648)	906	(2,447)

Balance at September 30, 2007	$6,830	$250	$—	$7,080

During the nine months ended September 30, 2007, Teradyne recorded the following pre-2006 restructuring activities:

•	$0.3 million credit for revised estimates on severance payments; and

•	$0.9 million credit for earn-out payments received in the Systems Test Group from product line divestiture.

In-process Research and Development

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which includes $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets.

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

Interest Income and Expense

Interest income decreased to $27.2 million for the first nine months of 2007 from $33.6 million in the first nine months of 2006 due to lower cash balances from the repayment of our Notes in the fourth quarter of 2006 and stock repurchases made beginning in the second half of 2006. Interest expense decreased to $0.6 million in the first nine months of 2007 from $10.4 million in the first nine months of 2006 due primarily to the repayment of the Notes.

Income Taxes

The tax expense of $9.6 million and $27.9 million for the first nine months of 2007 and 2006, respectively, consists primarily of foreign taxes. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Contractual Obligations

As of September 30, 2007, our purchase obligations with vendors totaled $140.3 million.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $197.0 million in the first nine months of 2007, to $747.7 million. Cash and cash equivalents activity for the first nine months of 2007 and 2006 was as follows (in millions):

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Cash provided by operating activities:
Net income from continuing operations, adjusted for non-cash items	$139.7	$244.2
Changes in operating assets and liabilities, net of product lines and businesses sold	(96.3)	98.2
Cash (used for) discontinued operations	(3.1)	(0.5)

Total cash provided by operating activities	40.3	341.9

Cash (used for) provided by investing activities from continuing operations	(9.3)	203.7
Cash provided by (used for) investing activities from discontinued operations	10.8	(0.3)

Total cash provided by investing activities	1.5	203.4

Total cash used for financing activities	(180.7)	(131.0)

(Decrease)/increase in cash and cash equivalents	$(138.9)	$414.3

Changes in operating assets and liabilities used cash of $96.3 million in the first nine months of 2007 due primarily to an increase in accounts receivable of $75.9 million and a decrease in income taxes payable of $30.8 million for taxes paid primarily in foreign jurisdictions. Accounts receivable increased $75.8 million, primarily in the Semiconductor Test segment, partially due to increased volume since the end of the year and partially due to an increase in days sales outstanding from 65 days as of December 31, 2006 to 71 days as of September 30, 2007 due to an increase in extended payment terms to certain customers which are generally secured by bank letters of credit. Inventory decreased $27.3 million in the first nine months of 2007 primarily in our Semiconductor Test and to a lesser extent in the Systems Test Group. Changes in operating assets and liabilities provided cash of $98.2 million in the first nine months of 2006 due primarily to a $66.8 million decrease in inventory as a result of shorter final configuration and test cycle time with our Flex products. We contributed $20.0 million to the U.S. pension plan and $5.3 million to the U.K. pension plan during the nine months ended October 1, 2006.

Investing activities consist of purchases of capital assets, the acquisition of technology for $17.6 million in the first quarter of 2007, proceeds from sales of buildings or product lines as well as the purchase, sale and maturity of marketable securities. Capital expenditures decreased by $18.6 million in the first nine months of 2007 compared to the first nine months of 2006 primarily in the Semiconductor Test due to a decrease in spending on internally manufactured test systems.

Financing activities represent the sale of our common stock, repurchases of our common stock and payments on our convertible senior notes and other debt. During the nine months ended September 30, 2007, we repurchased 13.1 million shares of our common stock for $203.6 million at an average price of $15.52 per share. During the nine months ended October 1, 2006, we repurchased $39.3 million of our Notes.

We believe our cash, cash equivalents and marketable securities balance of $747.4 million will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing of the ruling that it reversed. In October 2007, the Ninth Circuit denied our petition for rehearing. We will continue to defend the claim that was sent back to the District Court.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended September 30, 2007 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
July 2, 2007–July 29, 2007	541	$17.15	12,828	$225,350
July 30, 2007–August 26, 2007	8,495	$15.57	21,323	$93,041
August 27, 2007–September 30, 2007	2,405	$14.29	23,728	$58,672

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we were allowed to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means over the next two years. As of October 2007, we completed our authorized stock repurchase program. Since the inception of the program in the third quarter of 2006 we repurchased 27,947,230 shares at an average price of $14.31 per share.

Item 5: Other Information

On November 7, 2007, our Board of Directors authorized a new stock repurchase program. Under the program we are permitted to spend an aggregate of $400 million to repurchase shares of our common stock in open market purchases, in privately negotiated transactions or through other means. Shares are to be repurchased at our discretion, subject to market conditions and other factors.

Item 6: Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-laws of Teradyne (as amended on May 24, 2007) (filed herewith).

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron Corporation (“Solectron”) (filed herewith).

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron (filed herewith).

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron (filed herewith).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

† Confidential Treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

November 9, 2007