Form 10-K
period 2007-12-31
TERADYNE, INC
filed 2008-02-28
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2007 was approximately $3.3 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 22, 2008 was 174,344,112 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2008 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:	Business

We are a leading global supplier of automatic test equipment.

Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”);

•	circuit-board test and inspection systems, military/aerospace (“Mil/Aero”) test instrumentation and systems and automotive diagnostic and test systems (“Systems Test Group”)

On January 24, 2008, we completed our acquisition of Nextest Systems Corporation (“Nextest”) for an estimated net purchase price of $325 million. This estimated purchase price is net of the cash acquired and includes the fair value of fully vested employee equity instruments and transaction costs. Nextest designs, develops, manufactures, sells and services low-cost, high throughput automated test equipment systems for the semiconductor industry. Nextest competes in the flash memory, flash card, and flash memory based system-on-chip (“SOC”) markets. Their products are used to test integrated circuits such as microcontrollers, image sensors, smart cards and field programmable logic devices. Nextest will be included within our Semiconductor Test segment. See “Note U: Subsequent Events” in Notes to the Consolidated Financial Statements for further discussion of the acquisition.

On August 1, 2007, we completed the sale of our broadband test products business (“Broadband Test Division”), that provides test systems for testing lines and qualifying lines for Digital Subscriber Line (“DSL”) telephone networks, to Tollgrade Communications, Inc. (“Tollgrade”).

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are reporting Connection Systems and Broadband Test Division as discontinued operations in the consolidated financial statements for all periods presented. See “Note E: Discontinued Operations” in Notes to Consolidated Financial Statements for further discussion of the Connection Systems and Broadband Test Division divestitures. Unless indicated otherwise, amounts provided throughout this Form 10-K relate to continuing operations only.

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

This technology was purchased for the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a world wide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, communications, consumer, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors and microprocessors. Semiconductor Test products and services are sold to Integrated Device Manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and subcontractors (“Subcons”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and Subcons for test and assembly. These customers obtain the overall benefit of both comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

•	improve and control product quality;

•	measure and improve product performance;

•	reduce time to market; and

•	increase production yields.

We have made significant investments in the last several years to introduce the new FLEX™ Test Platform Architecture. The FLEX Test Platform Architecture advances our core technologies to produce test equipment that is designed for high efficiency multi-site testing. Multi-site testing involves the simultaneous testing of more devices and functions in parallel. Leading semiconductor manufacturers are using multi-site testing to significantly improve their “Cost of Test” economics. The FLEX Test Platform architecture addresses customer requirements through four key capabilities:

1) A high efficiency multi-site architecture that eliminates tester overhead such as instrument setup, synchronization and data movement, and signal processing;

2) The IG-XL™ software operating system which provides fast program development, including instant conversion from single to multi-site test;

3) Broad technology coverage by instruments designed to cover the range of test parameters, coupled with a Universal Slot test head design that allows easy test system reconfiguration to address changing test needs; and

4) An open architecture design (OpenFLEX)™ which complements the FLEX Test Platform’s broad set of high-density instrumentation by allowing third parties and customers to create customized test instrumentation that can further enhance system performance and test economics.

FLEX Test Platform purchases are being made by IDMs, Subcons and Fabless customers. The FLEX Test Platform has become a widely used test solution at Subcons and test houses by providing versatile testers that can handle the widest range of devices, allowing Subcons to leverage their capital investments. The broad consumer, automotive and broadband markets have been driving most of the device volume growth in the semiconductor industry. These markets include cell phones, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets are continuing to be a strong growth driver for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The FLEX Test Platform has an installed base of more than 1,500 customer systems to date.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices such as microcontrollers that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. These benefits are possible due to the high level of integration in the design. A single circuit board in the J750 test system provides up to 64 digital input/output channels. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products. The J750 platform has an installed base of over 2,500 systems and it continues to grow.

We continued to invest in the J750 platform with a set of J750Ex™ instrumentation that was released in 2007, with additional instrument releases planned for 2008. These instruments are bringing new capabilities to existing market segments and expanding the J750 platform to critical new devices that include high end microcontroller, LCD drivers, and the latest generation of cameras. These new J750Ex instruments are designed to be compatible with our customer’s existing hardware and software investments and deliver industry leading parallel test economics while providing customers with flexibility to address next generation functional requirements.

Systems Test Group

Our Systems Test Group segment is comprised of 3 business units: Military/Aerospace (“Mil/Aero”) Test, Commercial Board Test, and Diagnostic Solutions.

Mil/Aero Test

Our expertise in the test and diagnosis of printed circuit boards (“PCB”) and subsystems has proven to be essential in supporting the ever-demanding military and aerospace markets. Our test solutions for these markets include high-performance systems, instruments and software solutions that manufacturers and repair depots depend on to ensure the readiness of commercial and military electronic systems.

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

Commercial Board Test

We also produce a variety of test and inspection systems sold to many of the industry’s leading PCB original equipment manufacturers (“OEMs”) and Subcons around the world. Because today’s PCBs and electronic assemblies handle more functionality than ever before, they contain highly integrated circuits and more complex components that operate faster, use lower voltages and are more susceptible to assembly problems. Our assembly test and inspection systems combine the advanced diagnostic hardware and operating software needed to ensure product quality, sustain high manufacturing yield, verify functional operation, diagnose faults and effectively reduce manufacturing costs. Our products are sold to the electronics manufacturers of cell phones, servers, computers, Internet switches, automobiles and military avionics systems worldwide.

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

Diagnostic Solutions

We provide electronic test and diagnostic systems to the automotive OEMs and their major subcontractors. The systems are used throughout the vehicle’s lifecycle from design through manufacture to after sale service and consist of highly integrated software and hardware components. As the number and complexity of electronic systems and embedded software proliferate in vehicles, the ability to manufacture and service those vehicles becomes increasingly dependent on electronic diagnostic equipment. Our Diagnostic Solutions’ products fall into two categories:

OEM Service Diagnostics

OEM dealer service technicians use our systems to find faults in vehicles in use by their customers, and to reduce OEM warranty costs. Historically, the focus has been on fixing faults in the service bay, but is now growing to include the programming of vehicle software.

Vehicle Configuration and Test Solutions

Our VCATS™ products are used on automotive and major automotive subassembly production lines. These products connect to the vehicle to test and program or “configure” the electronic systems on vehicles. These vehicle electronic systems include engine control modules and subsystems such as braking, navigation and climate control. Our VCATS products are also able to link to an OEM’s manufacturing control system in order to provide statistical quality reports to operators and management.

Both VCATS and OEM Service Diagnostics products utilize our GRADE-X™ authoring software enabling the manufacturing and service phases of vehicle development. Diagnostics for electronic modules and systems used on vehicles of our customers can be developed and written using the GRADE-X authoring software. The actual diagnosis of a customer’s vehicle occurs in the OEM dealer’s service bay utilizing a runtime portion of the software to facilitate the service and repair of the vehicle.

Discontinued Operations

On August 1, 2007, our Broadband Test Division business was sold to Tollgrade Communications, Inc. This business provided test systems for testing lines and qualifying lines for DSL telephone networks. On November 30, 2005, our Connection Systems business was sold to Amphenol Corporation. This business designed and manufactured high-performance connection systems including backplane systems, printed circuit boards and high-speed, high-density connectors. Connection Systems and Broadband Test Division have been reflected as discontinued operations in the accompanying financial statements.

Summary of Net Revenue by Reportable Segment

Our two reportable segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2007	2006	2005
Semiconductor Test	80%	80%	78%
Systems Test Group	20	20	22

Total	100%	100%	100%

During the third quarter of 2007, our internal management reporting changed to better align with our operational management structure, resulting in a change in our reportable segments. Segment reporting has been restated for all periods presented to reflect this change. See “Note S. Operating Segments and Geographic Information” in Notes to Consolidated Financial Statements for more information.

Sales and Distribution

Prices for our systems can reach $2 million or more. In 2007, 2006, and 2005, no single customer accounted for more than 10% of our consolidated net revenue. In each of the years 2007, 2006, and 2005, our three largest customers in aggregate accounted for 16%, 18%, and 18% of consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for 5%, 3% and 3% of consolidated net revenue in 2007, 2006 and 2005, respectively. Approximately 23%, 14%, and 15% of Systems Test Group’s revenue in 2007, 2006 and 2005, respectively, was to United States government agencies and 16%, 13% and 17% of Systems Test Group’s revenue in 2007, 2006 and 2005, respectively, was to government contractor customers.

We have sales and service offices located throughout North America, Asia, and Europe, as our customers outside the United States are located primarily in these geographic areas. We sell in these areas predominantly through a direct sales force. Our manufacturing activities are primarily conducted through subcontractors and outsourced contract manufacturers with a significant operation concentrated in China.

Sales to customers outside the United States accounted for 77%, 77%, and 78% of consolidated net revenue in 2007, 2006 and 2005, respectively. Sales to customers located in Singapore were 15%, 11%, and 14% of consolidated net revenue in 2007, 2006, and 2005, respectively. Sales to customers located in Taiwan were 13%, 14%, and 13% of consolidated net revenue in 2007, 2006 and 2005, respectively. Sales to customers located in Japan were 12%, 12% and 9% of consolidated net revenue in 2007, 2006 and 2005, respectively. Sales are attributed to geographic areas based on the location of the customer site.

See also “Item 1A: Risk Factors” and “Note G: Financial Instruments” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. These competitors include, among others, Advantest Corporation, Verigy Inc., Credence Systems Corporation, LTX Corporation and Eagle Test Systems, Inc. Some of our competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2007 and 2006, our backlog of unfilled orders in our two reportable segments was as follows:

	2007	2006
	(in millions)
Semiconductor Test	$236.2	$212.4
Systems Test Group	102.5	120.2

	$338.7	$332.6

Of the backlog at December 31, 2007, approximately 97% of the Semiconductor Test backlog and 96% of Systems Test Group backlog is expected to be delivered in 2008.

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

Intellectual Property and Licenses

The development of our products, both hardware and software, is based in significant part on proprietary information, our brands and technology. We protect our rights in proprietary information, brands and technology through various methods, such as:

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

Employees

As of December 31, 2007, we employed approximately 3,600 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2007, 2006 and 2005 were $204.3 million, $202.4 million and $216.4 million, respectively. These expenditures amounted to approximately 19%, 15% and 21% of consolidated net revenue in 2007, 2006 and 2005, respectively.

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

CEO Certification

An annual CEO certification was filed with the New York Stock Exchange on May 24, 2007 in accordance with its listing standards.

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

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Michael A. Bradley	59	Chief Executive Officer and President	Chief Executive Officer since 2004; President of Teradyne since 2003; President of Semiconductor Test from 2001 to 2003; Chief Financial Officer of Teradyne from 1999 to 2001; Vice President of Teradyne from 1992 to 2001.

Gregory R. Beecher	50	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne from 2003 to 2005 and since 2006; Partner at PricewaterhouseCoopers LLP from 1993 to 2001.

Eileen Casal	49	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since 2003; Vice President, General Counsel and Corporate Secretary of GSI Lumonics Inc. from 2001 until 2003; Vice President, General Counsel and Corporate Secretary of Adero, Inc. from 2000 until 2001; Vice President, General Counsel and Assistant Clerk of Teradyne, from 1999 to 2000; from 1986 until 1999, Ms. Casal held a number of legal positions at Stratus Computer, Inc. including Vice President, General Counsel and Assistant Clerk.

Jeffrey R. Hotchkiss	60	President of Systems Test Group	President of Systems Test Group since 2007; President of Assembly Test Systems from 2004 to 2007, and President of Diagnostic Solutions from 2005 to 2007; Director, Chief Executive Officer and President of Empirix, Inc. from 2000 to 2004; Chief Financial Officer of Teradyne from 1997 to 1999; Vice President of Teradyne from 1990 to 1999.

Mark E. Jagiela	47	President of Semiconductor Test	President of Semiconductor Test since 2003; Vice President of Teradyne since 2001; General Manager of Teradyne’s VLSI Test Division from 2000 to 2001; VLSI Test Division Engineering Manager from 1999 to 2000; Japan Division General Manager from 1991 to 1999.

Item 1A:	Risk Factors.

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

Our operating results are likely to fluctuate significantly.

Our annual operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	competitive pressures on selling prices;

•	our ability to introduce and the market acceptance of new products in 2008 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•

the level of orders received which can be shipped in a quarter resulting from the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2008 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived assets; and

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products.

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

Our operations may be adversely impacted if our outsourced contract manufacturers or service providers fail to perform.

We depend on Flextronics International Ltd. (“Flextronics”) to manufacture and test our FLEX family of products from their facility in China. If for any reason Flextronics cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer. If we experience a problem with our supply of products from Flextronics, it may take us significant time to either manufacture the product or find an alternate contract manufacturer, which could result in substantial expense and disruption to our business.

We have also outsourced a number of our general and administrative functions, including information technology, to reputable service providers, many of which are in foreign countries, sometimes impacting communication with them because of language and time difficulties. Their presence in foreign countries also increases the risk they could be exposed to political risk. Additionally, there may be difficulties encountered in coordinating the outsourced operations with existing functions and operations. If we fail in successfully coordinating and managing the outsourced service providers, it may cause an adverse affect on our operations which could result in a decline in our stock price.

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

We may continue to acquire new businesses or form strategic alliances in the future, and we may not always realize the benefits of such acquisitions.

In January 2008, we acquired Nextest Systems Corporation. We may continue to acquire additional businesses, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing businesses. If we acquire businesses or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate it with our existing operations and company culture. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company that enhances the performance of our combined businesses or product lines to realize value from expected synergies. We cannot assure that, following an acquisition, we will achieve the revenue or net income levels that justify the acquisition. Additionally we may fund the acquisition of new businesses, strategic alliances or joint ventures by utilizing our cash, raising debt, issuing shares of our common stock, or by other means. The financing of such transactions may affect our stock price or significantly dilute our shareholders.

We have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken, and continue to take, measures to ensure that we are prepared to address slowdowns in the market for our products. These measures include shifting more of our operations to lower cost regions, outsourcing manufacturing processes, divesting of certain businesses, implementing material cost reduction programs and reducing planned capital expenditures and expense budgets. We cannot assure that the measures we have taken will not impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2007, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

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

For example, in connection with our August 2000 acquisition of each of Herco Technology Corp. and Perception Laminates, Inc., a complaint was filed on or about September 5, 2001 by the former owners of those companies naming as defendants Teradyne and two of our then executive officers. Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California. This claim also arises out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. These matters are further described in “Item 3: Legal Proceedings.”

We have significant guarantees and indemnification obligations.

From time to time we make guarantees to customers regarding the performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information see “Note K: Commitments and Contingencies—Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

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

Acts of war and terrorist attacks may cause damage or disruption to our employees, facilities, customers, suppliers and distributors which could have a material adverse effect on our business, results of operation or financial condition. As we, our outsourced manufacturing providers and our suppliers sell and manufacture products both in the United States and internationally, the threat of future terrorist attacks could lead to changes in security and operations at these locations which could increase our operating costs and which may adversely affect our business. Such conflicts may also cause damage or disruption to transportation and communication systems. We have completed some emergency preparedness planning and have a business continuity plan in case some of these events occur. However, we cannot be certain that our plans will be effective in the event of a disaster or other situation. All of these conditions make it difficult for us, and our customers, to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

Provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

During 2007, we made several important corporate governance changes, which included, declassification of our Board of Directors, adoption of majority voting standard for the election of our directors, and early termination of our shareholder rights plan. Despite these changes, there are still provisions in our basic corporate documents and under Massachusetts law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

The following table provides certain information as to our principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, Systems Test Group & Corporate Offices	1-2-3-4-5	763,000	(a)
Agoura Hills, California	Semiconductor Test	3-5	240,000	(b)
Kumamoto, Japan	Semiconductor Test	2-3-4-5	75,000

Subtotal of Owned Properties			1,078,000

Properties Leased:
Westford, Massachusetts	—	—	230,000	(c)
Woburn, Massachusetts	Semiconductor Test	2-6	69,000
Shanghai, China	Semiconductor Test & Systems Test Group	2-5-6	43,000
Stockport, England	Systems Test Group (Diagnostic Solutions business unit)	2-3-4-5-6	75,000
Cebu, Philippines	Semiconductor Test	2-6	64,000
Agoura Hills, California	Semiconductor Test	—	59,000	(d)
Bracknell, England	Semiconductor Test & Systems Test Group	3-4-5	44,000	(e)
Tai Yuan, Taiwan	Semiconductor Test & Systems Test Group	5	43,000
San Jose, California	Semiconductor Test	4-5	36,000

Subtotal of Leased Properties			663,000

Total Square Feet of Floor Space			1,741,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Sales Support and Manufacturing, 3. Engineering and Development, 4. Marketing, 5. Sales and Administration, and 6. Storage and Distribution.
(a)	One 200,000 square feet building in this 5 building campus is being marketed for sale. In 2008, Teradyne will begin to consolidate and relocate the operations in this building into the 4 remaining buildings on the campus. The consolidation is estimated to be complete by July of 2009.
(b)	Approximately 60,000 square feet are being marketed for lease.
(c)	This space consists of two buildings. One building is subleased and the other is vacant.
(d)	This space is unoccupied.
(e)	Portions of the property are subleased.

Item 3:	Legal Proceedings

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

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sale prices on the New York Stock Exchange.

Period	High	Low
2006
First Quarter	$18.08	$14.22
Second Quarter	18.00	13.31
Third Quarter	14.49	11.50
Fourth Quarter	15.59	12.95
2007
First Quarter	$17.30	$14.64
Second Quarter	18.53	16.22
Third Quarter	18.28	13.72
Fourth Quarter	14.36	10.02

The number of record holders of our common stock at February 22, 2008 was 2,695.

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

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2007 (in thousands except per share data):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 1, 2007—October 28, 2007 (1)	2,481	$13.92	27,947	$0
October 29, 2007—November 25, 2007 (2)	981	$11.66	981	$388,568
November 26, 2007—December 31, 2007 (2)	—	—	—	$388,568

(1)	In July 2006, our Board of Directors authorized a stock repurchase program. Under the program, we were allowed to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means over the next two years. As of October 2007, we completed this repurchase program. From the inception of this program in the third quarter of 2006 to its completion, we repurchased 27,947,230 shares at an average price of $14.31 per share.
(2)	In November 2007, our Board of Directors authorized another stock repurchase program. Under that program, we are allowed to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1):
Net revenues	$1,102,280	$1,356,249	$1,045,104	$1,375,140	$973,005

Income (loss) from continuing operations	71,883	208,162	(63,656)	131,197	(165,356)

Net income (loss)	77,711	198,757	90,648	165,237	(193,993)

Income (loss) from continuing operations per common share—basic	0.39	1.07	(0.32)	0.68	(0.88)

Income (loss) from continuing operations per common share—diluted	0.39	1.06	(0.32)	0.67	(0.88)

Net income (loss) per common share—basic	0.42	1.02	0.46	0.85	(1.03)

Net income (loss) per common share—diluted	0.42	1.01	0.46	0.84	(1.03)

Consolidated Balance Sheet Data (1):
Total assets	1,555,288	1,721,055	1,859,732	1,922,562	1,785,362

Long-term debt obligations	—	—	1,819	398,932	407,658

(1)	As a result of the divestiture of Broadband Test Division and Connection Systems, we are reporting Broadband Test Division and Connection Systems as discontinued operations for all periods presented. See “Note E: Discontinued Operations” in the Notes to Consolidated Financial Statements for further discussion of the divestitures.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Revenue Recognition

We recognize revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, we defer revenue recognition until such events occur.

Our equipment includes embedded software which is considered incidental to the product. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require us to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received.

For multiple element arrangements we defer the fair value of any undelivered elements of the contract. We also defer the portion of the sales price that is not due until acceptance, which represents deferred profit. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in our control. Fair value is the price charged when the element is sold separately. Our post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. We defer revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and we defer revenue in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate all inventory for net realizable value. We record a provision for both excess and obsolete inventory when such write-downs or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses. Our inventory balance at December 31, 2007 was $80.3 million, net of write-downs to net realizable value of $105.6 million.

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

On May 26, 2005, our Board of Directors approved the accelerated vesting of certain outstanding, unvested “out of the money” stock options awarded to employees, officers and other eligible participants under our various stock option plans in effect at that time. The stock options that were accelerated had exercise prices that were in excess of $13.26, the closing price of our common stock on the New York Stock Exchange on May 26, 2005 and ranged in exercise price from $13.73 to $41.37 per share. As a result of the vesting acceleration, options to purchase approximately 7.6 million shares became exercisable immediately and we reduced the compensation expense we otherwise would have been required to record under SFAS 123R by approximately $48.6 million in the aggregate on a pre-tax basis over fiscal years 2006, 2007 and 2008.

Income Taxes

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. As a result of its review undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. Due to the continued uncertainty of realization, we maintained our valuation allowance at December 31, 2007 and 2006. This valuation allowance may reverse at some time in the future if management concludes that it is more likely than not that the deferred tax assets will be realized. We continue to monitor the need for a valuation allowance on a quarterly basis. Any reversal of the valuation allowance will result in an increase in our net income, but not to the full extent of the reversal in the quarter in which reversal of the tax asset valuation allowance is made.

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

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
Percentage of net revenue:
Net Revenue:
Products	78.2%	82.5%	81.1%
Services	21.8	17.5	18.9

Total net revenue	100.0	100.0	100.0
Cost of revenues:
Cost of products	39.0	40.6	48.1
Cost of services	14.4	11.3	14.1

Total cost of revenue	53.4	51.9	62.2
Gross profit	46.6	48.1	37.8
Operating Expenses:
Engineering and development	18.6	14.9	20.7
Selling and administrative	22.8	20.9	23.5
In-process Research and Development	1.5	—	—
Restructuring and other, net	(0.1)	(2.6)	1.7

Total operating expenses	42.8	33.2	45.9
Net interest and other income	3.4	2.5	0.1

Income (loss) from continuing operations before income taxes	7.2	17.4	(8.0)
Provision (benefit) for income taxes	0.7	2.1	(1.9)

Income (loss) from continuing operations	6.5%	15.3%	(6.1)%

Results of Operations

Discontinued Operations

On August 1, 2007, we completed the sale of the Broadband Test Division to Tollgrade for $11.3 million in cash. Broadband Test Division had revenues for the seven month period ended July 31, 2007 of $11.2 million, for the year ended December 31, 2006 of $20.6 million, and for the year ending December 31, 2005 of $30.1 million. Loss from discontinued operations of our Broadband Test Division for the year ended December 31, 2007 was $6.3 million, loss for the year ended December 31, 2006 was $5.5 million, and income for the year ended December 31, 2005 was $3.2 million. In 2007, we recorded a gain on the sale of Broadband Test Division of $5.9 million, net of a tax provision of $0.4 million.

On November 30, 2005, we completed the sale of our Connection Systems to Amphenol Corporation for an adjusted purchase price of $384.7 million. Connection Systems had revenues for the eleven month period ended November 30, 2005 of $331.0 million. Loss from discontinued operations of Connection Systems for the year ended December 31, 2006 was $3.9 million, relating to a change in estimate to tax expenses from the sale. Under applicable accounting guidance, there is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return. Income from Connection Systems through the date of sale in 2005 was $151.1 million, including a gain on sale of Connection Systems of $137.0 million, net of a tax provision of $31.0 million.

In accordance with SFAS 144, we are reporting Broadband Test Division and Connection Systems as discontinued operations in the consolidated financial statements for all periods presented throughout this Annual Report on Form 10-K. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-K relate to continuing operations only.

Bookings

Our net orders for our two reportable segments for 2007, 2006 and 2005 are as follows:

	2007	2006	2005	2006-2007 Dollar Change	2005-2006 Dollar Change
	(in millions)
Semiconductor Test	$899.7	$1,012.6	$880.4	$(112.9)	$132.2
Systems Test Group	208.2	270.5	260.7	(62.3)	9.8

	$1,107.9	$1,283.1	$1,141.1	$(175.2)	$142.0

The Semiconductor Test business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical. The Semiconductor Test bookings decrease of $112.9 million or 11% from 2006 to 2007 was driven by less demand across a wide range of end markets, applications and geographies, as SOC device units grew at a lower rate in 2007 than in 2006. This decrease was lessened by our Semiconductor Test increase in SOC market share during 2007 by approximately 2 to 3 points. The increase of $132.2 million or 15% in Semiconductor Test bookings from 2005 to 2006 was attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment, principally in the first half of 2006. During 2006, the Flex family of testers moved into mainstream production and, along with the J750 platform, contributed to almost all of the growth experienced. We also saw a customer shift in orders from 2005 to 2006 with subcontractors making up a larger percentage of orders.

The Systems Test Group’s decrease of $62.3 million or 23% in orders from 2006 to 2007 was due to decreases in each business unit. Diagnostic Solutions orders are program related and have significant fluctuations. Bookings were down due to a large program rollout in 2006 for the Vehicle Measurement Module product line. Mil/Aero Test bookings are also often program related and bookings decreased in 2007 compared to 2006, as a significant military program concluded during 2007. Commercial Board Test bookings decreased in

2007 due to a contraction in the size of the ICT market. The Systems Test Group’s increase of $9.8 million or 4% in orders from 2005 to 2006 was primarily driven by demand in the Mil/Aero Test business due to the cyclical nature of the Mil/Aero Test program buys, offset slightly by a decrease in Diagnostic Solutions.

Our order cancellations and backlog adjustments for our two reportable segments for the last three years are as follows:

	2007	2006	2005
	(in millions)
Semiconductor Test	$13.6	$3.3	$15.2
Systems Test Group	0.3	0.5	—

	$13.9	$3.8	$15.2

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In 2007 and 2006, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Our net bookings by region as a percentage of total net bookings are as follows:

	2007	2006	2005
United States	22%	28%	25%
South East Asia	24	20	24
Europe	12	14	16
Singapore	14	12	13
Japan	11	13	10
Taiwan	16	12	10
Rest of the World	1	1	2

	100%	100%	100%

For the past three years, our backlog of unfilled orders for our two reportable segments is as follows:

	2007	2006	2005
	(in millions)
Semiconductor Test	$236.2	$212.4	$289.7
Systems Test Group	102.5	120.2	117.1

	$338.7	$332.6	$406.8

Revenue

Our net revenue for our two reportable segments for 2007, 2006 and 2005 is as follows:

	2007	2006	2005	2006-2007 Dollar Change	2005-2006 Dollar Change
	(in millions)
Semiconductor Test	$876.5	$1,088.9	$814.2	$(212.4)	$274.7
Systems Test Group	225.8	267.3	230.9	(41.5)	36.4

	$1,102.3	$1,356.2	$1,045.1	$(253.9)	$311.1

Semiconductor Test decrease in revenue of $212.4 million or 20% from 2006 to 2007 is due to SOC device units growing at a lower rate in 2007 compared to 2006. This decrease was lessened by our Semiconductor Test increase in SOC market share during 2007 by approximately 2 to 3 points. This resulted in decreased demand across a wide range of end markets, applications and geographies. Semiconductor Test revenue increase of $274.7 million or 34% from 2005 to 2006 can be attributed to increased demand across a wide range of markets, as customers invested in SOC test equipment. Almost the entire increase in 2006 is related to our FLEX family and J750 products and is distributed across all regions. The increase is partially offset by a decrease of certain non-FLEX test systems.

Systems Test Group revenue decrease of $41.5 million or 16% from 2006 to 2007 can be attributed to a decrease in Diagnostic Solutions sales, due to a large program rollout in 2006 for the Vehicle Measurement Module product line. The Systems Test Group increase of $36.4 million or 16% in revenue from 2005 to 2006 was driven by a strong increase in Diagnostic Solutions sales due primarily to the Vehicle Measurement Module product line.

Our two reportable segments accounted for the following percentages of consolidated net revenue for each of the last three years:

	2007	2006	2005
Semiconductor Test	80%	80%	78%
Systems Test Group	20	20	22

	100%	100%	100%

Our net revenue by region as a percentage of total revenue is as follows:

	2007	2006	2005
United States	23%	23%	22%
South East Asia	22	24	24
Europe	12	14	15
Taiwan	13	14	13
Japan	12	12	9
Singapore	15	11	14
Rest of the World	3	2	3

	100%	100%	100%

Our product and service revenue breakout for the past three years is as follows:

	2007	2006	2005	2006-2007 Dollar Change	2005-2006 Dollar Change
	(in millions)
Product Revenue	$861.6	$1,118.8	$847.2	$(257.2)	$271.6
Service Revenue	240.7	237.4	197.9	3.3	39.5

	$1,102.3	$1,356.2	$1,045.1	$(253.9)	$311.1

Although product revenue decreased $257.2 million or 23% in 2007 from 2006 due to SOC device units growing at a lower rate in 2007 compared to 2006, service revenue, which is derived from the servicing of our installed base of products, remained relatively flat from 2006. Service revenue includes maintenance contracts, repairs, extended warranties, parts sales and applications support.

In the past three years, no single customer accounted for more than 10% of consolidated net revenue. In 2007, 2006, and 2005, our three largest customers in the aggregate accounted for 16%, 18% and 18% of consolidated net revenue, respectively.

Gross Margin

	2007	2006	2005	2006-2007 Dollar / Point Change	2005-2006 Dollar / Point Change
	(dollars in millions)
Gross Margin	$513.4	$651.9	$395.1	$(138.5)	$256.8
Percent of Total Revenue	46.6%	48.1%	37.8%	(1.5)	10.3

The decrease in gross margin of 1.5 points from 2006 to 2007 was the result of several factors. A reduction in Semiconductor Test sales volume contributed to a decrease of 1.5 points. A shift in product mix, primarily related to higher service revenue as a percentage of total revenue, contributed to a decrease of 2 points. These decreases were offset by an increase of 1 point due to lower Semiconductor Test inventory provisions in 2007, and an increase of 1 point resulting from lower fixed costs and employee compensation across both segments.

The increase in gross margin of approximately 10 points from 2005 to 2006 was the result of several factors. An increase in Semiconductor Test sales volume contributed 4 points; a shift in product mix within Semiconductor Test contributed 2 points; an improvement in service margins, primarily within Semiconductor Test, contributed 2 points; the remaining 2 point increase was due to lower inventory provisions in 2006, as we recorded a $38.5 million charge for non-FLEX products in the Semiconductor Test segment in 2005, compared to an $8.0 million charge for non-FLEX products in 2006.

The breakout of product and service gross margin is as follows:

	2007	2006	2005	2006-2007 Dollar / Point Change	2005-2006 Dollar / Point Change
	(dollars in millions)
Product Gross Margin	$431.1	$568.5	$345.0	$(137.4)	$223.5
Percent of Product Revenue	50.0%	50.8%	40.7%	(0.8)	10.1

	2007	2006	2005	2006-2007 Dollar / Point Change	2005-2006 Dollar / Point Change
	(dollars in millions)
Service Gross Margin	$82.3	$83.4	$50.0	$(1.1)	$33.4
Percent of Service Revenue	34.2%	35.1%	25.3%	(0.9)	9.8

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next four quarters, is written-down to estimated net realizable value. These write-offs and write-downs consist of raw materials and components. Sales of previously reserved inventory items result in recovery of the related inventory provision, which is recorded in cost of revenues. During the years ended December 31, 2007, 2006 and 2005, we sold inventory previously reserved of $1.2 million, $2.8 million and $1.5 million, respectively.

During the year ended December 31, 2007, we recorded inventory provisions of $1.8 million in cost of revenues of which $0.3 million was for excess inventory and $1.5 million was for obsolete inventory. Of the $1.8 million of total excess and obsolete provisions recorded, $0.5 million related to Semiconductor Test and $1.3 million related to Systems Test Group.

During the year ended December 31, 2006, we recorded inventory provisions of $12.8 million in cost of revenues of which $11.7 million was for excess inventory and $1.1 million was for obsolete inventory. Of the $12.8 million of total excess and obsolete provisions recorded, $11.5 million related to Semiconductor Test (including an $8.0 million provision for the write-down of excess non-FLEX inventory) and $1.3 million related to Systems Test Group.

During the year ended December 31, 2005, we recorded inventory provisions of $49.0 million in cost of revenues of which $36.9 million was for excess inventory and $12.1 million was for obsolete inventory. Of the $49.0 million of total excess and obsolete provisions recorded, $45.5 million related to Semiconductor Test (including a $38.5 million provision for the write-down of excess non-FLEX inventory) and $3.5 million related to Systems Test Group.

We scrapped $33.5 million, $29.5 million, and $34.1 million of inventory, which had been previously written-down or written-off, during the years ended December 31, 2007, 2006 and 2005, respectively. We have no set timeline for scrapping the remaining inventory that has been previously written-down to net realizable value. As of December 31, 2007 and 2006, we had inventory reserves for amounts which have been written-down to net realizable value of $105.6 million and $138.4 million, respectively. Of the reserves at December 31, 2007, $1.8 million, $11.3 million, $46.9 million, and $45.6 million relate to inventory provisions recorded in 2007, 2006, 2005, and prior to 2005, respectively.

Engineering and Development

	2007	2006	2005	2006-2007 Change	2005-2006 Change
	(dollars in millions)
Engineering and Development	$204.3	$202.4	$216.4	$1.9	$(14.0)
Percent of Total Revenue	18.6%	14.9%	20.7%

The increase of $1.9 million in engineering and development expenses from 2006 to 2007 was due in part to a $10.3 million increase in spending related to new products and entry into adjacent markets, primarily in the Semiconductor Test segment. This was partially offset by lower variable employee compensation of $8.4 million.

During 2006 and 2005, we reduced our levels of investment in engineering and development spending. More than 80% of our total engineering and development expenses are incurred by the Semiconductor Test segment, where a new test platform requires up to three years for development and costs between $150 and $250 million. During 2005, Semiconductor Test completed its UltraFLEX platform development and shifted its focus to increasing the instrumentation set on its FLEX Test Platform (UltraFLEX and FLEX) which requires lower levels of engineering and development expenditures.

The decrease of $14.0 million in engineering and development spending from 2005 to 2006 consists of the following amounts:

•	$25.4 million decrease due to a reduction in headcount primarily in the U.S., offset partially by an increase in engineering and development activities in low cost regions; and

•	$6.5 million decrease due to the completion of certain portions of the FLEX Test Platform engineering work.

These decreases were partially offset by the following:

•	$10.9 million increase due to higher variable employee compensation; and

•	$7.0 million increase due to stock based compensation.

Selling and Administrative

	2007	2006	2005	2006-2007 Change	2005-2006 Change
	(dollars in millions)
Selling and Administrative	$250.8	$283.0	$246.0	$(32.2)	$37.0
Percent of Total Revenue	22.8%	20.9%	23.5%

The decrease in selling and administrative spending of $32.2 million from 2006 to 2007 consists of the following:

•	$13.5 million decrease due to lower variable employee compensation; and

•

$18.7 million in lower transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions, both of which occurred in 2006.

The increase in selling and administrative spending of $37.0 million from 2005 to 2006 consists of the following:

•	$19.5 million increase due to higher variable employee compensation;

•	$14.1 million increase due to transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions; and

•	$11.4 million increase due to stock based compensation.

These increases from 2005 to 2006 were partially offset by the following:

•	$6.7 million decrease due to a reduction in headcount; and

•	$1.3 million decrease in foreign exchange expense.

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

This technology was purchased to be used in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

Restructuring and Other, Net

In response to a downturn in the industry, we initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, 2005, 2006 and 2007. Additionally, in 2005, 2006 and 2007 as part of our facility consolidation, we sold certain real estate. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $2.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $7.8 million as of December 31, 2007. We have subleased approximately 55% of our unoccupied space as of December 31, 2007 and are actively attempting to sublease the remaining space.

2007 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Insurance Recovery	Total
	(in thousands)
2007 (credit) provision	$(3,597)	$6,963	$(4,326)	$(960)
Cash receipts (payments)	3,597	(5,855)	4,326	2,068

Balance at December 31, 2007	$—	$1,108	$—	$1,108

We recorded the following activity related to the 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield, Illinois;

•	$7.0 million of severance charges related to headcount of 202 people across all functions and segments; and

•	$4.3 million of cash proceeds recovered from insurance related to a facility fire in Taiwan.

The restructuring actions taken during the year ended December 31, 2007 are expected to generate quarterly cost savings of approximately $3.5 million across all segments.

2006 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (credit) provision	$(39,098)	$4,292	$1,153	$50	$(33,603)
Cash receipts (payments)	39,098	(2,659)	(528)	—	35,911
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	—	1,633	625	—	2,258
2007 credit	—	(152)	—	—	(152)
Cash payments		(1,473)	(590)	—	(2,063)

Balance at December 31, 2007	$—	$8	$35	$—	$43

We recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test facilities in Boston, MA, $1.5 million for a Semiconductor Test parking facility in Boston, MA, $1.3 million for a Semiconductor Test facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$4.3 million of severance charges related to 179 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, CA and Waltham, MA.

2005 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
2005 provision (credit)	$(15,329)	$21,254	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	15,329	(11,439)	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	—	9,815	—	1,730	529	12,074
2006 (credit) provision	—	(50)	—	555	—	505
Cash payments	—	(8,766)	—	(406)	(529)	(9,701)

Balance at December 31, 2006	—	999	—	1,879	—	2,878
2007 (credit) provision	—	(108)	—	53	—	(55)
Cash payments	—	(649)	—	(443)	—	(1,092)

Balance at December 31, 2007	$—	$242	$—	$1,489	$—	$1,731

We recorded the following activity related to the 2005 restructuring activities:

•

$15.3 million in gains, including $13.2 million in Semiconductor Test for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in North Reading, MA;

•	$21.3 million for severance and related benefits for 526 people terminated across all segments;

•

$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in North Reading, MA, at Corporate which was subsequently sold;

•	$2.3 million charge in 2005 and an additional $0.6 million in 2006 related to the exit of a Systems Test Group facility in Poway, CA; and

•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in Semiconductor Test.

Pre-2005 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2004	$2,079	$—	$20,651	$22,730
2005 (credit) provision	—	(4,068)	933	(3,135)
Cash (payments) receipts	(1,778)	4,068	(6,253)	(3,963)

Balance at December 31, 2005	301	—	15,331	15,632
2006 credit	—	(406)	(2,529)	(2,935)
Cash (payments) receipts	(117)	406	(5,077)	(4,788)

Balance at December 31, 2006	184	—	7,725	7,909
2007 (credit) provision	(184)	(906)	1,598	508
Cash (payments) receipts	—	906	(3,045)	(2,139)

Balance at December 31, 2007	$—	$—	$6,278	$6,278

For Pre-2005 restructuring activities, we recorded the following activity in 2007:

•	$0.9 million from earn-out payments received from the product line divestitures in the Systems Test Group.

•	$1.6 million related to changes in estimated sublease income and related facility costs from facilities previously exited by the Systems Test Group.

During February 2008, we implemented reduction-in-force activities across all reportable segments, functions and geographies. This will include a reduction of approximately 175 employees and a severance charge during the first quarter of 2008 of approximately $9.5 million. These actions are expected to result in annual savings of approximately $25 million.

Interest Income and Expense

	2007	2006	2005	2006-2007 Change	2005-2006 Change
	(in millions)
Interest income	$35.9	$44.6	$17.8	$(8.7)	$26.8
Interest expense	$(0.7)	$(11.1)	$(16.2)	$10.4	$5.1

The decrease in interest income from 2006 to 2007 was primarily attributable to lower cash balances due to the stock repurchase activity in 2007. The increase in interest income from 2005 to 2006 was primarily attributable to higher cash balances primarily from the proceeds received from the divestiture of Connection Systems.

The decrease in interest expense from 2006 to 2007 was due primarily to the repayment of our 3.75% Senior Convertible Notes (the “Notes”) in 2006. The decrease in interest expense from 2005 to 2006 was due primarily to the repayment of Notes in the fourth quarter of 2006 and repurchases made earlier in the year.

Income (Loss) from Continuing Operations before Income Taxes

	2007	2006	2005	2006-2007 Change	2005-2006 Change
	(in millions)
Semiconductor Test	$25.1	$183.1	$(88.6)	$(158.0)	$271.7
Systems Test Group	12.0	24.2	19.6	(12.2)	4.6
Corporate	42.1	28.7	(14.4)	13.4	43.1

Total	$79.2	$236.0	$(83.4)	$(156.8)	$319.4

The decrease in income from continuing operations before income taxes from 2006 to 2007 was mainly due to the 20% reduction in revenue in the Semiconductor Test segment, which was a result of SOC device units growing at a lower rate in 2007 compared to 2006. The increase in Corporate from 2006 to 2007 is primarily related to the elimination of our interest expense due to the repayment of our Notes in 2006 and gains from sales of real estate which totaled $3.6 million. The change to an income position from 2005 to 2006 was mainly attributable to increased sales in Semiconductor Test and to a lesser extent gains on the sale of real estate, primarily in Semiconductor Test, and additional interest income, net included in Corporate of $32.0 million.

Income Taxes

During 2007, the income tax expense from continuing operations totaled $7.4 million. The expense relates primarily to tax provisions for foreign taxes offset by benefits related to the utilization of foreign tax credits in the U.S. During 2006, the income tax expense from continuing operations totaled $27.9 million. The expense relates primarily to a tax provision for foreign taxes offset by benefits from a $6.0 million credit related to U.S. pension funding and the settlement of a California income tax audit for 1998 through 2000. For the year ended December 31, 2005, there was a tax benefit from continuing operations that totaled $19.7 million. Under generally accepted accounting principles (“GAAP”), a benefit for $29.2 million was recognized for losses relating to 2005 continuing operations, as a result of the sale of Connection Systems. There was an equal and offsetting tax provision in the gain on sale of Connection System in discontinued operations. The remaining portion of the net tax benefit includes a tax provision that related primarily to foreign taxes.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2007:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments (1)	Pension Funding	Total
	(in thousands)
2008	$131,374	$13,972	$2,400	$147,746
2009	—	12,556	1,800	14,356
2010	—	11,327	1,800	13,127
2011	—	9,396	1,800	11,196
2012	—	5,089	1,400	6,489
Beyond 2012	—	618	1,400	2,018

Total	$131,374	$52,958	$10,600	$194,932

(1)	Minimum payments have not been reduced by minimum sublease income of $10.5 million due in the future under non-cancelable subleases.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $201.7 million in 2007 from 2006, to $742.9 million. Cash activity for 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005	2006-2007 Change	2005-2006 Change
Cash provided by operating activities:
Income (loss) from continuing operations, adjusted for non cash items	$176.0	$283.8	$32.6	$(107.8)	$251.2
Change in operating assets and liabilities, net of product lines and businesses sold and acquired	(44.2)	169.1	(49.2)	(213.3)	218.3
Cash (used for) provided by discontinued operations	(3.6)	(2.8)	30.1	(0.8)	(32.9)

Total cash provided by operating activities	$128.2	$450.1	$13.5	$(321.9)	$436.6

Cash provided by (used for) investing activities for continuing operations	105.8	196.6	(184.4)	(90.8)	381.0
Cash provided by (used for) investing activities of discontinued operations	10.8	(0.4)	366.4	11.2	(366.8)

Total cash provided by investing activities	$116.6	$196.2	$182.0	$(79.6)	$14.2

Total cash used for financing activities	$(250.5)	$(419.0)	$(63.9)	$168.5	$(355.1)

Total	$(5.7)	$227.3	$131.6	$(233.0)	$95.7

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $44.2 million in 2007. This was due to a number of factors including, an increase in accounts receivable of $33.7 million due to an increase in days sales outstanding from 55 days in 2006 to 66 days in 2007, a reduction of accrued income taxes of $30.9 million due to the payments of 2006 foreign income taxes around the world, and an increase in other assets of $25.0 million primarily related to balances due for inventory provided to our outsourced subcontract manufacturer of $15.7 million. These uses of cash were offset by a decrease in our inventory balances due to shorter cycle times with our FLEX products. Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $169.1 million in 2006 primarily due to a decrease of accounts receivable balances of $67.9 million resulting mostly from the decrease in sales volume in the fourth quarter of 2006 compared to the fourth quarter of 2005. Additionally, there was a decrease in inventory of $79.3 million due to shorter cycle times with our FLEX products, and an increase of $32.8 million in accrued income taxes due to higher foreign income taxes in 2006 compared to 2005. These providers of cash were partially offset by retirement plan contributions of $30.2 million of which $20.0 million was a contribution to our U.S. Qualified Pension Plan. Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $49.2 million in 2005 primarily due to an increase in accounts receivable of $58.7 million and retirement plan contributions of $40.1 million, partially offset by a $69.9 million decrease in inventory.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from the sale of businesses, proceeds from asset disposals, proceeds from the sale of product lines, cash paid for assets and purchases of capital assets. Capital expenditures were $86.1 million in 2007, $110.0 million in 2006, and $112.7 million in 2005. Capital expenditures decreased by $23.9 million in 2007 compared to 2006, primarily due to a decrease of internally manufactured systems for use in marketing and engineering activities in Semiconductor Test of approximately $18.1 million. The remainder of the decrease was attributable to lower purchases of manufacturing and engineering equipment across Teradyne. Proceeds from asset disposals were $8.8 million and $85.0 million in 2007 and 2006, respectively and primarily consist of sales of real estate. In March 2007, we bought an enabling technology from MOSAID Technologies Inc. for a purchase price and related costs totaling $17.6 million. Investing activities of discontinued operations provided $10.8 million of cash in 2007. Included in this balance is the net proceeds we received related to the sale of our Broadband Test Division to Tollgrade in August 2007. Investing activities of discontinued operations provided $366.4 million of cash in 2005 and includes the net proceeds related to our sale of Connection Systems to Amphenol Corporation in November 2005.

Financing activities include issuance of our common stock, repurchases of Teradyne’s common stock as well as repayments of debt. During 2006 and 2005, repayments of long-term debt used cash of $304.6 million and $98.7 million, respectively. Upon maturity in the fourth quarter of 2006, we paid off the outstanding balance of our outstanding Notes, which approximated $261 million aggregate principal. We also repurchased portions of our outstanding Notes in the first and third quarters of 2006, in the first and fourth quarters of 2005 and the third quarter of 2004. During 2007, 2006 and 2005, issuances of common stock under stock option and stock purchase plans generated $23.2 million, $23.3 million, and $34.7 million, respectively. In July 2006, our Board of Directors authorized a stock repurchase program which was completed in October 2007. In total, $400 million of common stock was repurchased in the open market or in privately negotiated transactions. During 2006, we repurchased 10.6 million shares of common stock for $137.8 million for an average price per share of $12.98. During 2007, we repurchased 17.3 million shares of common stock for $262.2 million for an average price per share of $15.13. In November 2007, our Board of Directors authorized another stock repurchase program, allowing us to spend an aggregate of $400 million to repurchase shares of our common stock. As of December 31, 2007, we repurchased 1.0 million shares of our common stock under this program for an average price per share of $11.66.

In October 2001, we issued $400 million principal amount of the Notes in a private placement and received net proceeds of $389 million. The Notes were convertible at the option of the holders at a rate which was equivalent to a conversion price of approximately $26.00 per share, which was equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. We made annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. In August 2004, our Board of Directors authorized us to repurchase up to $100 million of the outstanding Notes in open market purchases at negotiated prices below 101.50% of the principal amount. The Board subsequently amended its authorization on October 21, 2005 to authorize repurchases through open market purchases, privately negotiated transaction, auctions, by redemption pursuant to the terms of the governing indenture or other means as determined by our CEO or CFO, at prices below 100.75% of the principal amount. The $100 million authorization for repurchase was fully utilized by management during the third quarter of 2004 and the first and fourth quarters of 2005 to repurchase $8.5 million, $20.0 million and $71.5 million of the Notes, respectively. The decision to repurchase a portion of the Notes was based on the fair market value of the Notes being below the return we would earn on high grade investment securities. On January 26, 2006, management was given further authorization by our Board to repurchase up to the full $300 million of the principal amount that remained outstanding under the Notes through open market purchases, privately negotiated transactions and auctions for a price not to exceed 100% of the principal amount plus any accrued but unpaid interest thereon. During 2006, we repurchased Notes of $15.0 million in the first quarter, $24.0 million in the third quarter, and we repaid the remaining $261 million in the fourth quarter of 2006.

Unrealized losses related to our marketable securities totaled $1.2 million at December 31, 2007. Approximately $33.7 million of our total investment portfolio of marketable securities were invested in debt securities that have an unrealized loss that has existed for greater than one year as of December 31, 2007. Of the securities, $15 million mature within the first quarter of 2008. We review our investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and our intent and ability to hold the investment for a period of time to allow for anticipated recovery in market value. Based on our review, we have determined that the unrealized losses are temporary.

On January 24, 2008, we completed the acquisition of Nextest for an estimated purchase price of $325 million. This estimated purchase price is net of the cash acquired and includes the fair value of fully vested employee equity instruments and transaction costs.

We believe our cash, cash equivalents and marketable securities balance at December 31, 2007 of $742.9 million will be sufficient to fund the acquisition of Nextest as well as meet the working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

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

Our pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non-U.S. subsidiaries and a Supplemental Executive Defined Benefit Plan, was approximately $7.2 million for the year ended December 31, 2007. The largest portion of our 2007 pension expense was $3.1 million for our Supplemental Executive Defined Benefit Plan. Pension expense is calculated based upon a number of actuarial assumptions, a significant input to the actuarial models that measure pension benefit obligations. Two assumptions: discount rate and expected return on assets are important elements of pension plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country specific basis. We evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on plan assets assumption, we evaluated input from our investment manager and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 7.75% was an appropriate rate to use for fiscal 2007. We will continue to evaluate the expected return on plan assets at least annually, and will adjust the rate as necessary. The current asset allocation for our U.S. Qualified Pension Plan is 46.3% invested in equity securities and 53.7% invested in fixed income securities, which is in accordance with the plan’s asset allocation requirements. Our actual asset allocation as of December 31, 2007 was virtually identical to the plan’s asset allocation model. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our targeted allocations.

We base our determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2007, under the U.S. Qualified Pension Plan, we had cumulative gains of approximately $3.2 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that we utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index, which was 6.5% at December 31, 2007, up from 5.9% at December 31, 2006. As a result, we selected 6.5% for our December 31, 2007 discount rate, up from 6.0% as of December 31, 2006. The duration of the Citigroup Pension Liability Index at December 31, 2007 was 15.1 years, which approximates the duration of the portfolio of pension liabilities. We estimate that in 2008 we will recognize approximately $2.2 million of pension benefit for the U.S. Qualified Pension Plan. The pension benefit estimate for 2008 is based on a 6.5% discount rate, and 7.75% return on Plan assets. Future pension expense or benefit will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans. As of December 31, 2007, we had unrecognized pension losses of $47.1 million, of which $34.2 million is for the U.S. Qualified Pension Plan.

We performed a sensitivity analysis, which expresses the estimated U.S. Qualified Pension Plan pension expense (benefit) that would have resulted for the year ended December 31, 2007, if we changed either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	6.0%	6.5%	7.0%
	(in millions)
7.25%	$0.2	$(1.0)	$(1.9)
7.75%	(1.0)	(2.2)	(3.1)
8.25%	(2.2)	(3.4)	(4.3)

The assets of the U.S. Qualified Pension Plan consist primarily of equity and fixed income securities. The value of our U.S. Qualified Pension Plan assets has increased from $249.0 million at December 31, 2006 to $254.0 million at December 31, 2007. Our funding policy is to make contributions to the Pension Plan in accordance with local laws and to the extent that such contributions are tax deductible. During 2007, there were no additional contributions made to the U.S. Qualified Pension Plan, and we made $2.6 million of additional contributions to certain Qualified Plans for non-U.S. subsidiaries. Based upon the U.S. Qualified Pension Plan funded status as of December 31, 2007, we do not expect to make any contributions to this plan in 2008. Contributions that will be made in 2008 to certain Qualified Plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $2.4 million.

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

The following table presents information about these plans as of December 31, 2007 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))
Equity plans approved by shareholders	5,472	(1)	$18.75	15,688	(3)
Equity plans not approved by shareholders(4)	13,292	(2)	$20.64	—

Total	18,764		$20.25	15,688

(1)	Includes 2,022,000 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes 177,000 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(3)	Consists of 9,980,000 securities available for issuance under the 2006 Equity Plan and 5,708,000 of securities available for issuance under the Employee Stock Purchase Plan.
(4)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of our common stock for each share of GenRad’s common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2007, there were outstanding options exercisable for an aggregate of 139,000 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $68.56 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers, directors, consultants and advisors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2007 was 9,980,000 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016. In 2007 and 2006, we only issued restricted stock unit awards to our employees and directors.

As of December 31, 2007 total unrecognized compensation expense related to non-vested awards and options totaled $24.9 million, and is expected to be recognized over a weighted average period of 2.91 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with the Standard & Poor’s 500 Index and the S&P Information Technology 500 Index. The comparison assumes $100.00 was invested on December 31, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

	2002	2003	2004	2005	2006	2007
Teradyne, Inc.	$100.00	$195.62	$131.21	$111.99	$114.99	$79.48
S&P 500 Index	$100.00	$128.63	$142.59	$149.58	$173.15	$182.64
S&P Information Technology 500 Index	$100.00	$147.22	$150.97	$152.47	$165.29	$192.19

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any other filing under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Hewitt Associates, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Related Party Transaction

During 2007, Paul Tufano, a member of our Board of Directors, was Executive Vice President, Chief Financial Officer and Interim Chief Executive Officer of Solectron Corporation until it was acquired by Flextronics in October 2007. Mr. Tufano is no longer an employee of Solectron or Flextronics. In the ordinary course of business, we have for the last ten years purchased printed circuit board assemblies from Solectron, and have also sold in-circuit testers to Solectron which we refer to as Flextronics. In August 2007, prior to the Flextronics acquisition, we expanded our contract with Solectron to have it provide additional manufacturing and test services, including areas of final configuration and test for most of our FLEX family of products. In the years ended December 31, 2007, 2006 and 2005, we purchased $207.8 million, $229.9 million and $153.1 million of printed circuit board assemblies and services from Flextronics, respectively. Sales of in-circuit testers to Flextronics for the years ended December 31, 2007, 2006 and 2005 were $4.0 million, $5.7 million and $5.7 million respectively. As of December 31, 2007 and 2006, $19.8 million and $7.0 million, respectively, was included in accounts payable and $17.5 million and $1.3 million, respectively, was included in accounts receivable, representing amounts due to/from Flextronics. We believe that these purchases and sales were made on terms and conditions that were fair and not less favorable than could have been obtained from unaffiliated third parties.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact of adopting this standard.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash investments, forward currency contracts and accounts receivable. We maintain cash and marketable securities investments primarily in U.S. Treasury and government agency securities and corporate debt securities, rated A or higher, which have minimal credit risk. The overall weighted average portfolio quality will be maintained at a minimum of AA- or better at all times. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable.

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

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2007, 2006, and 2005, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential loss due to changes in interest rates. The principal interest rate exposure is to changes in domestic interest rates. Investments with interest rate risk include short and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from changes in interest rates is $0.3 million and $2.6 million as of December 31, 2007 and 2006, respectively.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc. (the “Company”):

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note R to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Notes B and N to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 28, 2008

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$562,371	$568,025
Marketable securities	75,593	47,766
Accounts receivable, less allowance for doubtful accounts of $4,493 and $4,964 in 2007 and 2006, respectively	189,487	155,770
Inventories
Parts	27,627	50,868
Assemblies in process	31,272	26,160
Finished goods	21,414	15,785

	80,313	92,813
Prepayments and other current assets	37,169	21,527
Current assets of discontinued operations	—	3,509

Total current assets	944,933	889,410
Property, plant and equipment:
Land	24,579	26,092
Buildings and improvements	198,287	202,522
Machinery and equipment	601,031	627,972
Construction in progress	1,874	5,476

Total	825,771	862,062
Less: Accumulated depreciation	473,064	496,541

Net property, plant and equipment	352,707	365,521
Marketable securities	104,978	328,827
Goodwill	69,147	69,147
Intangible and other assets	37,127	35,819
Retirement plans assets	46,396	31,503
Long-term assets of discontinued operations	—	828

Total assets	$1,555,288	$1,721,055

LIABILITIES
Current liabilities:
Accounts payable	57,426	39,918
Accrued employees’ compensation and withholdings	71,691	87,811
Deferred revenue and customer advances	41,928	44,053
Other accrued liabilities	47,002	47,023
Accrued income taxes	5,187	36,052
Current liabilities of discontinued operations	—	4,859

Total current liabilities	223,234	259,716
Retirement plans liabilities	80,388	81,121
Long-term other accrued liabilities	22,492	18,352
Long-term liabilities of discontinued operations	—	679

Total liabilities	326,114	359,868

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 173,088 and 188,952 shares issued and outstanding at December 31, 2007 and 2006, respectively	21,636	23,619
Additional paid-in capital	1,105,441	1,179,015
Accumulated other comprehensive loss	(46,028)	(66,309)
Retained earnings	148,125	224,862

Total shareholders’ equity	1,229,174	1,361,187

Total liabilities and shareholders’ equity	$1,555,288	$1,721,055

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share amounts)
Net revenue:
Products	$861,583	$1,118,811	$847,246
Services	240,697	237,438	197,858

Total net revenue	1,102,280	1,356,249	1,045,104
Cost of revenues:
Cost of products	430,464	550,312	502,231
Cost of services	158,383	154,055	147,815

Total cost of revenue	588,847	704,367	650,046

Gross profit	513,433	651,882	395,058
Operating expenses:
Engineering and development	204,344	202,436	216,373
Selling and administrative	250,841	283,012	245,988
In-process Research and Development	16,700	—	—
Restructuring and other, net	(659)	(36,033)	17,644

Total operating expenses	471,226	449,415	480,005

Income (loss) from operations	42,207	202,467	(84,947)
Interest income	35,893	44,624	17,790
Interest expense	(689)	(11,060)	(16,229)
Other income and expense, net	1,832	—	—

Income (loss) from continuing operations before income taxes	79,243	236,031	(83,386)
Provision (benefit) for income taxes	7,360	27,869	(19,730)

Income (loss) from continuing operations	71,883	208,162	(63,656)

Income (loss) from discontinued operations before income taxes	6,346	(5,636)	186,653
Provision for income taxes	518	3,769	32,349

Income (loss) from discontinued operations	5,828	(9,405)	154,304

Net income	$77,711	$198,757	$90,648

Income (loss) from continuing operations:
Basic	$0.39	$1.07	$(0.32)

Diluted	$0.39	$1.06	$(0.32)

Net income per common share:
Basic	$0.42	$1.02	$0.46

Diluted	$0.42	$1.01	$0.46

Weighted average common shares—basic	184,020	194,729	196,283

Weighted average common shares—diluted	185,374	204,414	196,283

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended December 31, 2007, 2006 and 2005

	Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Retained Earnings	Total Shareholders’ Equity	Compre- hensive Income
	(in thousands)
Balance, December 31, 2004	194,253	$24,282	$1,164,741		$(61,313)	$5,854	$1,133,564
Issuance of stock to employees under benefit plans	2,758	344	57,249	$(22,866)			34,727
Amortization of unearned compensation				762			762
Comprehensive income:
Net income						90,648	90,648	$90,648
Foreign currency translation adjustment					(1,218)		(1,218)	(1,218)
Unrealized gain on cash flow hedge					305		305	305
Unrealized loss on investments, net of applicable tax of $0					(5,111)		(5,111)	(5,111)
Increase in additional minimum pension liability, net of applicable tax of $1,712					(11,011)		(11,011)	(11,011)

Total comprehensive income								$73,613

Balance, December 31, 2005	197,011	24,626	1,221,990	(22,104)	(78,348)	96,502	1,242,666
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,635	2,551	319	20,318				20,637
Stock-based compensation expense			2,547	22,104			24,651
Repurchase of stock	(10,610)	(1,326)	(65,840)			(70,397)	(137,563)
Comprehensive income:
Net income						198,757	198,757	$198,757
Foreign currency translation adjustment					2,723		2,723	2,723
Unrealized loss on cash flow hedge					(30)		(30)	(30)
Unrealized gain on investments, net of applicable tax of $0					2,807		2,807	2,807
Decrease in additional minimum pension liability, net of applicable tax of $8,057					71,164		71,164	71,164
Adjustment to initially apply SFAS 158, net of applicable tax of $2,827					(64,625)		(64,625)	—

Total comprehensive income								$275,421

Balance, December 31, 2006	188,952	23,619	1,179,015	—	(66,309)	224,862	1,361,187
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,653	2,454	307	20,211				20,518
Stock-based compensation expense, net of tax of $0			23,142				23,142
Repurchase of stock	(18,318)	(2,290)	(116,927)			(154,448)	(273,665)
Comprehensive income:
Net income						77,711	77,711	$77,711
Foreign currency translation adjustment					(741)		(741)	(741)
Unrealized gain on investments, net of tax of $0					3,454		3,454	3,454
Actuarial gain arising during period, net of tax of $817					13,216		13,216	13,216
Amortization included in net periodic pension and postretirement costs:
Actuarial gains, net of tax of $112					3,788		3,788	3,788
Prior service costs, net of tax of $0					613		613	613
Net transition asset, net of tax of ($19)					(49)		(49)	(49)

Total comprehensive income								$97,992

Balance, December 31, 2007	173,088	$21,636	$1,105,441	$—	$(46,028)	$148,125	$1,229,174

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$77,711	$198,757	$90,648
Less: (Loss) income from discontinued operations	(68)	(9,405)	17,351
Less: Gain on disposal of discontinued operations (Note E)	5,896	—	136,953

Income (loss) from continuing operations	71,883	208,162	(63,656)
Adjustments to reconcile income (loss) from continuing operations to net cash provided (used for) by operating activities:
Depreciation	59,384	68,253	84,362
Amortization	8,111	4,829	5,898
Stock-based compensation	23,474	23,509	762
Impairment of long-lived assets	—	50	8,331
In-process research and development	16,700	—	—
Gain on sale of product lines	(906)	(406)	(4,068)
Gain on sale of land and buildings	(3,597)	(39,098)	(15,329)
Provision for doubtful accounts	—	227	89
Provision for inventory obsolescence	1,835	12,815	49,033
Deferred income tax credit	(750)	(4,008)	(30,955)
Tax credit related to pension funding	—	6,026	—
Other non-cash items, net	(171)	3,466	(1,841)
Changes in operating assets and liabilities, net of businesses and product lines sold and acquired:
Accounts receivable	(33,717)	67,939	(58,738)
Inventories	45,179	79,324	69,922
Other assets	(24,958)	6,569	3,158
Accounts payable, deferred revenue and accruals	2,753	12,636	(13,301)
Retirement plan contributions	(2,616)	(30,232)	(40,091)
Accrued income taxes	(30,865)	32,818	(10,181)

Net cash provided by (used for) continuing operations	131,739	452,879	(16,605)
Net cash (used for) provided by discontinued operations	(3,552)	(2,793)	30,128

Net cash provided by operating activities	128,187	450,086	13,523

Cash flows from investing activities:
Investments in property, plant and equipment	(86,088)	(110,009)	(112,675)
Proceeds from sale of land and buildings	7,888	84,617	34,014
Proceeds from sale of product lines	906	406	4,068
Acquisition of technology	(17,600)	—	—
Purchases of available-for-sale marketable securities	(388,385)	(396,922)	(402,911)
Proceeds from sales and maturities of available-for-sale marketable securities	589,167	618,495	293,060

Net cash provided by (used for) continuing operations	105,888	196,587	(184,444)
Net cash provided by (used for) discontinued operations	10,765	(408)	366,418

Net cash provided by investing activities	116,653	196,179	181,974

Cash flows from financing activities:
Payments of long-term debt and notes payable	—	(304,648)	(98,673)
Repurchase of common stock	(273,665)	(137,563)	—
Issuance of common stock under stock option and stock purchase plans	23,171	23,272	34,728

Net cash used for financing activities	(250,494)	(418,939)	(63,945)

(Decrease) increase in cash and cash equivalents	(5,654)	227,326	131,552
Cash and cash equivalents at beginning of year	568,025	340,699	209,147

Cash and cash equivalents at end of year	$562,371	$568,025	$340,699

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,286	$12,469	$15,037
Income taxes paid	$31,584	$6,763	$17,748

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	THE COMPANY

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”), and

•	circuit-board test and inspection systems, military/aerospace (“Mil/Aero”) test instrumentation and systems and automotive diagnostic and test systems (“Systems Test Group”)

B.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

In August 2007, the company sold Broadband Test Division, its Digital Subscriber Line and telephone network test division. In November 2005, the company sold Teradyne Connection Systems, its interconnection systems product and services division. The results of operations of Broadband Test Division and Teradyne Connection Systems as well as balance sheet amounts pertaining to these businesses have been classified as discontinued operations in the consolidated financial statements (see “Note E: Discontinued Operations”).

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

Revenue Recognition

Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur.

Teradyne’s equipment includes embedded software which is considered incidental to the product. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

For multiple element arrangements Teradyne defers the fair value of any undelivered elements of the contract. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in the control of Teradyne. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. Teradyne defers revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1.

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

For certain contracts eligible for contract accounting under SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order. As of December 31, 2007 and 2006, Teradyne had $10.5 million and $16.9 million in unbilled amounts on long-term contracts included in accounts receivable, respectively. These amounts will be billed on a milestone basis in accordance with contractual terms.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventory for net realizable value. Teradyne records a provision for both excess and obsolete inventory when such write-downs or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses. Teradyne’s inventory balance at December 31, 2007 was $80.3 million, net of write-downs to net realizable value of $105.6 million.

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

Teradyne provides for depreciation of its assets principally on the straight line method with the cost of the assets being charged to expense over their useful lives as follows:

Buildings	40 years
Building improvements	5 to 10 years
Leasehold improvements	Lesser of lease term or useful life
Furniture and fixtures	10 years
Test systems manufactured internally	6 years
Machinery and equipment	3 to 5 years
Software	3 to 5 years

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2007, 2006 and 2005 was $33.0 million, $40.0 million and $47.6 million, respectively.

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

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $2.4 million, $2.7 million and $2.4 million in 2007, 2006 and 2005, respectively.

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2005	$10,496
Accruals for warranties issued during the period	19,563
Settlements made during the period	(17,162)

Balance at December 31, 2006	12,897
Accruals for warranties issued during the period	11,369
Settlements made during the period	(14,926)

Balance at December 31, 2007	$9,340

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2005	$5,596
Deferral of new extended warranty revenue	5,777
Recognition of extended warranty deferred revenue	(3,023)

Balance at December 31, 2006	8,350
Deferral of new extended warranty revenue	3,997
Recognition of extended warranty deferred revenue	(5,737)

Balance at December 31, 2007	$6,610

Stock Compensation Plans and Employee Stock Purchase Plan

Equity Plans and Employee Stock Purchase Plan

Under its stock compensation plans, Teradyne has granted stock options and restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).

Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date generally vest in equal installments over four years from the grant date and have a maximum term of seven years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years.

Restricted stock unit awards granted to employees prior to 2006 (excluding executive officers) vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards granted to employees in 2006 and 2007 (excluding executive officers) vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers, including the CEO, in January 2006, vest over two years. Restricted stock unit awards granted to executive officers, including the CEO, in January 2007 vest over four years. A portion of the restricted stock unit awards granted to executive officers, including the CEO, is subject to time-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Effective January 1, 2006, Teradyne adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

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

The pro-forma table below reflects the effect of recording stock-based compensation on loss from continuing operations and net income for the year ended December 31, 2005, had Teradyne applied the fair value recognition provisions of SFAS 123:

2005
(in millions except per share amounts)
Loss from continuing operations as reported	$(63.7)
Add: Stock-based compensation included in loss	0.8
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(88.5)

Pro forma loss from continuing operations	$(151.4)

Loss from continuing operations per common share—basic, as reported	$(0.32)

Loss from continuing operations per common share—diluted, as reported	$(0.32)

Loss from continuing operations per common share—basic, pro forma	$(0.77)

Loss from continuing operations per common share—diluted, pro forma	$(0.77)

Net income, as reported	$90.6
Add: Stock-based compensation included in income	0.8
Deduct: Total stock-based employee compensation expense determined under fair value method (no tax effects included)	(99.7)

Pro forma net loss	$(8.3)

Net income per common share—basic, as reported	$0.46

Net income per common share—diluted, as reported	$0.46

Net loss per common share—basic, pro forma	$(0.04)

Net loss per common share—diluted, pro forma	$(0.04)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

The effect to income from continuing operations for recording stock-based compensation for the years ended December 31, 2007 and December 31, 2006 was as follows:

	For the Year Ended December 31, 2007 (in thousands)	For the Year Ended December 31, 2006 (in thousands)
Cost of revenue	$4,460	$4,467
Engineering and development	7,278	7,287
Selling and administrative	11,736	11,755

Stock-based compensation	23,474	23,509
Income tax benefit	(75)	(423)

Total stock-based compensation expense after income taxes	$23,399	$23,086

The impact on both basic and diluted earnings per share for the year ended December 31, 2007 was $0.13 per share, and December 31, 2006 was $0.12 and $0.11 per share, respectively.

Valuation Assumptions

There were no stock options granted in 2007 and 2006.

The weighted-average fair value of employee stock purchase rights granted in the first and last six months of 2007 was $3.56 and $2.67, respectively, the first and last six months of 2006 was $3.81 and $3.48, respectively, and the first and last six months of 2005 was $3.08 and $3.13. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Expected life (years)	0.5	0.5	0.5
Interest rate	5.1%	4.9%	3.9%
Volatility-historical	24.4%	34.4%	36.7%
Dividend yield	0.0%	0.0%	0.0%

As of December 31, 2007, there were 5.7 million shares available for grant under the ESPP.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Restricted Stock Unit and Stock Option Activity:

Restricted stock unit activity and weighted-average grant date fair value information for the year ended December 31, 2007 follows:

	Number of Shares (in thousands)	Weighted-Average Grant Price
Non-vested January 1, 2007	1,128	$16.00
Awards granted	2,101	15.18
Awards vested	(809)	15.49
Awards forfeited	(221)	15.36

Non-vested at December 31, 2007	2,199	$15.47

As of December 31, 2007 there was $24.5 million unrecognized stock-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over the weighted-average period of 3.01 years

Stock options activity and weighted-average grant date fair value information for the year ended December 31, 2007 follows:

	Number of Shares (in thousands)	Weighted-Average Exercise Price
Outstanding at January 1, 2007	19,011	$20.66
Options exercised	(691)	12.79
Options forfeited	(54)	12.73
Options cancelled	(1,124)	24.08

Options at December 31, 2007	17,142	$20.78

As of December 31, 2007, there was $0.4 million unrecognized stock-based compensation related to non-vested stock options. That cost is expected to be recognized over the weighted-average period of 1.64 years.

Investments in Other Companies

Teradyne holds minority interests in private companies having operations or technology in areas within its strategic focus. These investments are included in other long-term assets and include investments accounted for at cost and under the equity method of accounting. Under the equity method of accounting, which generally applies to investments that represent a 20 to 50 percent ownership of the equity securities of the investees, Teradyne’s proportionate share of the earnings or losses of the investees is included in other income and expense. Teradyne records an impairment charge when it believes an investment has experienced a decline in value that is other-than-temporary. At December 31, 2007 and 2006, these investments have a carrying value of zero.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, Teradyne has elected the tax law ordering approach which utilizes net operating loss carryforwards, both income and equity prior to tax credit carryforwards.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for the Systems Test Group business unit Diagnostic Solutions for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are re-measured on a quarterly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are re-measured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from re-measurement are included in operations and were immaterial for the years ended December 31, 2007, 2006 and 2005. For Diagnostic Solutions, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenue and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s recent payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—(Continued)

framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. Teradyne is currently evaluating the impact of adopting this standard.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring on or after the beginning of the fiscal year beginning on or after December 15, 2008. Teradyne is currently evaluating the impact of adopting this standard.

D.	RISKS AND UNCERTAINTIES

Certain Factors That May Affect Future Results

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not limited to the following:

•	Teradyne is subject to intense competition;

•	Teradyne’s business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	Teradyne’s operating results are likely to fluctuate significantly;

•	Teradyne is subject to risks of operating internationally;

•	If Teradyne fails to develop new technologies to adapt to its customers’ needs and if its customers fail to accept its new products, its revenues will be adversely affected;

•	If Teradyne’s suppliers do not meet product or delivery requirements, it could have reduced revenues and earnings;

•	Teradyne’s operations may be adversely impacted if its outsourced service providers fail to perform;

•	Teradyne may incur higher tax rates than it expects;

•	Teradyne may acquire new businesses or form strategic alliances in the future, and it may not realize the benefits of such acquisitions;

•

Teradyne has taken measures to ensure that it is prepared to address slowdowns in the market for its products, which could have long-term negative effects on its business or impact its ability to adequately address a rapid increase in customer demand;

•	Teradyne may incur significant liabilities if it fails to comply with environmental regulations;

•	Teradyne currently is and in the future may be subject to litigation that could have an adverse effect on its business;

•	Teradyne has significant guarantees and indemnification obligations;

•	If Teradyne is unable to protect its intellectual property, it may lose a valuable asset or may incur costly litigation to protect its rights;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.	RISKS AND UNCERTAINTIES—(Continued)

•	Teradyne’s business may suffer if it is unable to attract and retain key employees;

•	Teradyne’s business is impacted by worldwide economic cycles, which are difficult to predict;

•	Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact Teradyne’s business; and

•	Provisions of Teradyne’s charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

E.	DISCONTINUED OPERATIONS

On August 1, 2007 Teradyne completed the sale of the Broadband Test Division to Tollgrade Communications, Inc. for $11.3 million in cash. Broadband Test Division had revenues for the seven month period ended July 31, 2007 of $11.2 million, for the year ended December 31, 2006 of $20.6 million, and for the year ending December 31, 2005 of $30.1 million. Loss from discontinued operations of the Broadband Test Division for the year ended December 31, 2007 was $6.3 million, loss for the year ended December 31, 2006 was $5.5 million, and income for the year ended December 31, 2005 was $3.2 million. In 2007, Teradyne recorded a gain on the sale of Broadband Test Division of $5.9 million, net of a tax provision of $0.4 million.

On October 10, 2005, Teradyne announced they had reached a definitive agreement to sell its Connection Systems segment to Amphenol Corporation for $390.0 million in cash (subject to a post-closing net asset value adjustment). On November 30, 2005 the sale was completed for an adjusted purchase price of $384.7 million. Connection Systems had revenues for the eleven month period ended November 30, 2005 of $331.0 million. Loss from discontinued operations of Connection Systems segment for the year ended December 31, 2006 was $3.9 million, relating to a change in estimate to tax expenses from the sale. Under applicable accounting guidance, there is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return. Income from discontinued operations of Connection Systems through the date of sale in 2005 was $151.1 million, including a gain on sale of Connection Systems of $137.0 million, net of a tax provision of $31.0 million.

F.	ACQUISITIONS OF TECHNOLOGY

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

This technology was purchased to be used in the development of a new semiconductor test product. As of the acquisition date, the technology had not reached technical feasibility, had no alternative future use and its fair value was estimable with reasonable reliability, and therefore has been classified as in-process research and development. The technology is unique to the semiconductor test market and requires significant development. The estimated fair value of the in-process technology was determined based on the use of a discounted cash flow model using an income approach. Estimated cash flows were probability adjusted to take into account the stage of completion and the risks surrounding successful development and commercialization of the in-process technology. Such a valuation requires significant estimates and assumptions including but not limited to determining the timing and estimated costs to complete the in-process project as well as the estimated cash flows to be generated as a result of completing the project development.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Included in cash and cash equivalents are time deposits of $2.7 million and $88.7 million for the years ended December 31, 2007 and 2006, respectively.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as trading or held-to-maturity at December 31, 2007 or 2006. Securities are classified as held-to-maturity when Teradyne has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Securities classified as available-for-sale are reported at fair value. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the year ended December 31, 2007, Teradyne recorded no realized gains on the sale of its marketable securities. For the years ended December 31, 2006 and 2005, Teradyne recorded realized gains of $0.1 million and $0.5 million, respectively, on the sale of its marketable securities. For the years ended December 31, 2007, 2006, and 2005, Teradyne recorded realized losses of $3.2 million, $0.3 million, and $0.8 million, respectively, on the sale of its marketable securities. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

Short-term marketable securities mature in less than one year. Long-term marketable securities have maturities of one to five years. At December 31, 2007 and 2006 these investments are reported as follows:

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2007
Short-term marketable securities:
U.S. Treasury and government agency securities	$3,793	$—	$(2)	$3,791	$3,791
Corporate debt securities	71,841	6	(45)	71,802	31,989

	$75,634	$6	$(47)	$75,593	$35,780

Long-term marketable securities:
Corporate debt securities	$105,656	$511	$(1,189)	$104,978	$75,343

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
2006
Short-term marketable securities:
U.S. Treasury and government agency securities	$14,684	$—	$(115)	$14,569	$14,569
Corporate debt securities	33,437	—	(240)	33,197	25,159

	$48,121	$—	$(355)	$47,766	$39,728

Long-term marketable securities:
U.S. Treasury and government agency securities	$57,442	$—	$(1,653)	$55,789	$55,789
Corporate debt securities	275,546	91	(2,599)	273,038	164,600

	$332,988	$91	$(4,252)	$328,827	$220,389

As of December 31, 2007, the fair market value of investments with unrealized losses totalled $111.1 million. Of this value, $33.6 million consists of 16 individual securities that have had an unrealized loss for greater than one year and $77.5 million have had an unrealized loss for less than one year. Of the $33.6 million of investments that have had an unrealized loss for greater than one year, $3.8 million relates to short-term investments in U.S. Treasury and government agency securities, $11.1 million relates to short-term corporate debt securities, and $18.7 million relates to long-term corporate debt securities. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and the Company’s intent and ability to hold the investments for a period of time to allow for anticipated recovery in market value. Based on this review, the Company has determined that the unrealized losses at December 31, 2007 are temporary.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

At December 31, 2007 and 2006, Teradyne had the following forward currency contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	December 31, 2007			December 31, 2006
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$26.5	$26.5	$(6.5)	$27.8	$21.3
Taiwan Dollar	—	6.6	6.6	—	5.6	5.6
British Pound Sterling	(12.2)	7.2	(5.0)	(29.6)	14.0	(15.6)
European Euro	(15.4)	20.9	5.5	(18.3)	14.8	(3.5)

Total	$(27.6)	$61.2	$33.6	$(54.4)	$62.2	$7.8

The fair value of the outstanding contracts was an immaterial gain at December 31, 2007 and a gain of $0.7 million at December 31, 2006. In 2007, Teradyne recorded net realized losses of $0.2 million related to foreign currency forward contracts hedging net monetary positions. In 2006, Teradyne recorded net realized gains of $2.2 million related to foreign currency forward contracts hedging net monetary positions. In 2005, Teradyne recorded net realized losses of $0.5 million related to foreign currency forward contracts hedging net monetary positions. Both, the contract gains and losses on the items being hedged are included in selling and administrative expenses.

The effective portion of derivative gains and losses related to cash flow hedges are included in accumulated other comprehensive loss and are reclassified into earnings when the forecasted transaction occurs. During fiscal 2007, Teradyne did not enter into any cash flow hedges. During fiscal 2006, $0.1 million of losses were reclassified to revenue. No cash flow hedges were derecognized or discontinued during fiscal 2007 and 2006. During 2006 and 2005, there were no gains or losses from cash flow hedges due to ineffectiveness.

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

H.	DEBT

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.	DEBT—(Continued)

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

I.	ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2007 and 2006, the accumulated other comprehensive loss balances were as follows:

	2007	2006
	(in thousands)
Retirement plans net loss, net of tax of ($1,682) and ($2,858)	$(41,965)	$(62,516)
Retirement plans prior service cost, net of tax of $0 and $0	(5,507)	(2,561)
Retirement plans net transition asset, net of tax of $8 and $32	20	57
Unrealized loss on investments, net of tax of $0 and $0	(721)	(4,175)
Foreign currency translation adjustments	2,145	2,886

Total accumulated other comprehensive loss	$(46,028)	$(66,309)

J.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne has identified goodwill in its Systems Test Group reportable segment with a carrying amount of $69.1 million at December 31, 2007 and 2006. SFAS 142 provides that goodwill of a reporting unit be tested for impairment on an annual basis and between annual tests in certain circumstances including a significant adverse change in the business outlook. Teradyne’s annual impairment test is performed in the fourth quarter of each fiscal year. Teradyne tested the Systems Test Group reporting unit for impairment during its annual test and concluded that there was no impairment of goodwill as of December 31, 2007, 2006 and 2005.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	GOODWILL AND INTANGIBLE ASSETS—(Continued)

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheets:

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$15,734	$3,459	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,678	1,101	8.0 years
Tradenames and trademarks	3,800	2,929	871	8.0 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$28,472	$22,480	$5,992	7.6 years

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$13,281	$5,912	7.5 years
Service and software maintenance contracts and customer relationships	4,779	3,078	1,701	8.0 years
Tradenames and trademarks	3,800	2,454	1,346	8.0 years

Total intangible assets	$27,772	$18,813	$8,959	7.7 years

Aggregate amortization expense was $3.7 million in the year ended December 31, 2007, and $3.6 million in the years ended December 31, 2006 and 2005. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2008	3,137
2009	2,643
2010	175
2011	37
2012	—

K.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for the years ended December 31, 2007, 2006 and 2005 was $19.8 million, $22.4 million and $22.7 million, respectively.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

Teradyne leases portions of its office and operating facilities under various operating lease arrangements. The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments*
(in thousands)
2008	13,972
2009	12,556
2010	11,327
2011	9,396
2012	5,089
Beyond 2012	618

Total	$52,958

*	Minimum payments have not been reduced by minimum sublease income of $10.5 million due in the future under non-cancelable subleases.

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for rehearing of the ruling that it reversed. In October 2007, the Ninth Circuit denied Teradyne’s petition for rehearing. Teradyne will continue to defend the claim that was sent back to the District Court.

In 2001, Teradyne was designated as a Potentially Responsible Party (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of Teradyne’s acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement in 1992. Neither Teradyne nor Perception Laminates have ever conducted any operations at the Los Angeles site. Teradyne asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

Teradyne believes that is has meritorious defenses against the above unsettled claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the potential losses associated with all of these actions will not have a material adverse effect on its consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.

In addition, Teradyne is subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that Teradyne expects to be material with respect to its business, financial position or results of operations.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

Guarantees and Indemnification Obligations

Teradyne provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. Teradyne has entered into indemnification agreements with certain of its officers and directors. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ bylaws and charter. As a matter of practice, Teradyne has maintained directors and officer liability insurance coverage including coverage for directors and officers of acquired companies. Two former executive officers of Teradyne are named defendants in a securities case pending in the Federal District Court in San Diego. Each of these former executive officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by Teradyne’s director and officer liability insurance provider.

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

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2007 and 2006, Teradyne had a product warranty accrual of $9.3 million and $12.9 million, respectively in other accrued liabilities and revenue deferrals related to extended warranties of $6.6 million and $8.4 million, respectively in deferred revenue.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

As a matter of ordinary business course, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions, purchase commitments to certain vendors, and lease commitments to landlords.

Based on historical experience and information known as of December 31, 2007, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2007 because the amount would be immaterial.

L.	NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing and discontinued operations:

	2007	2006	2005
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$71,883	$208,162	$(63,656)
Income (loss) from discontinued operations, net	5,828	(9,405)	154,304
Net income for basic net income per share	77,711	198,757	90,648

Income impact of assumed conversion of convertible debentures	—	8,346	—

Net income for diluted net income per share	$77,711	$207,103	$90,648

Shares used income (loss) from continuing operations per common share—basic	184,020	194,729	196,283
Incremental shares from assumed conversion of convertible debentures	—	8,546	—
Employee and director stock options	755	699	—
Restricted stock units	520	382	—
Employee stock purchase rights	79	58	—

Dilutive potential common shares	1,354	9,685	—

Shares used in income (loss) from continuing operations per common share—diluted	185,374	204,414	196,283

Net income (loss) per common share—basic
Continuing operations	$0.39	$1.07	$(0.32)
Discontinued operations	0.03	(0.05)	0.78

	$0.42	$1.02	$0.46

Net income (loss) per common share—diluted
Continuing operations	$0.39	$1.06	$(0.32)
Discontinued operations	0.03	(0.05)	0.78

	$0.42	$1.01	$0.46

The computation of diluted net income per common share for the year ended December 31, 2007 and 2006 excludes the effect of the potential exercise of options to purchase approximately 13.8 million and 15.3 million shares, respectively, because the exercise price of the option was greater than the average market price of the common shares, as the effect would have been ant-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the year ended December 31, 2006 was calculated using the “if

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	NET INCOME (LOSS) PER COMMON SHARE—(Continued)

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

The computation of diluted net loss per common share for the year ended December 31, 2005 excludes the effect of the potential exercise of all options because the effect would have been anti-dilutive. Diluted (loss) income per common share for the year ended December 31, 2005 also excludes 11.5 million shares related to Teradyne’s convertible notes outstanding because the effect would have been anti-dilutive.

M.	RESTRUCTURING AND OTHER, NET

In response to a downturn in the industry, Teradyne initiated restructuring activities in 2002 across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. Further actions were initiated in 2003, to a lesser extent in 2004, 2005, 2006, and 2007. Additionally, in 2005, 2006 and 2007 as part of Teradyne’s facility consolidation, Teradyne began selling certain real estate. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the other long-term accrued liabilities account and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.2 million against the lease accruals over the next twelve months, with the remaining balance to be paid through 2012. Our future lease commitments are net of expected sublease income of $7.8 million as of December 31, 2007.

2007 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Insurance Recovery	Total
	(in thousands)
2007 (credit) provision	$(3,597)	$6,963	$—	$(4,326)	$(960)
Cash receipts (payments)	3,597	(5,855)	—	4,326	2,068

Balance at December 31, 2007	$—	$1,108	$—	$—	$1,108

Teradyne recorded the following activity related to the 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield Illinois;

•	$7.0 million of severance charges related to headcount of 202 people across all functions and segments; and

•	$4.3 million of cash proceeds recovered from insurance related to facility fire in Taiwan.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	RESTRUCTURING AND OTHER, NET—(Continued)

2006 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (credit) provision	$(39,098)	$4,292	$1,153	$50	$(33,603)
Cash receipts (payments)	39,098	(2,659)	(528)	—	35,911
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	—	1,633	625	—	2,258
2007 (credit) provision	—	(152)	—	—	(152)
Cash receipts (payments)		(1,473)	(590)	—	(2,063)

Balance at December 31, 2007	$—	$8	$35	$—	$43

Teradyne recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test facilities in Boston, MA, $1.5 million for a Semiconductor Test parking facility in Boston, MA, $1.3 million for a Semiconductor Test facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$4.3 million of severance charges related to 179 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, CA and Waltham, MA.

2005 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Long-Lived Asset Impairment	Facility Related	Other Charges	Total
	(in thousands)
2005 provision (credit)	$(15,329)	$21,254	$8,331	$2,276	$4,247	$20,779
Cash (payments) receipts	15,329	(11,439)	—	(546)	(3,718)	(374)
Asset write-downs	—	—	(8,331)	—	—	(8,331)

Balance at December 31, 2005	—	9,815	—	1,730	529	12,074
2006 (credit) provision	—	(50)	—	555	—	505
Cash payments	—	(8,766)	—	(406)	(529)	(9,701)

Balance at December 31, 2006	—	999	—	1,879	—	2,878
2007 (credit) provision	—	(108)	—	53	—	(55)
Cash payments	—	(649)	—	(443)	—	(1,092)

Balance at December 31, 2007	$—	$242	$—	$1,489	$—	$1,731

Teradyne recorded the following activity related to the 2005 restructuring activities:

•

$15.3 million in gains, including $13.2 million in Semiconductor Test for the sale of land in Japan and a building in Agoura Hills, CA, and $2.1 million at Corporate for the sale of a building in North Reading, MA;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	RESTRUCTURING AND OTHER, NET—(Continued)

•	$21.3 million for severance and related benefits for 526 people terminated across all segments;

•

$8.3 million charge, for certain long-lived assets held for sale, as the estimated fair value was less than the carrying value of the assets primarily related to a building held for sale in North Reading, MA, at Corporate which was subsequently sold;

•	$2.3 million charge in 2005 and an additional $0.6 million in 2006 related to the exit of a Systems Test Group facility in Poway, CA; and

•	$4.2 million charge consisting of $3.1 million of divestiture-related fees at Corporate and $1.1 million for a lease obligation for unused software licenses in Semiconductor Test.

Pre-2005 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Facility Related	Total
	(in thousands)
Balance at December 31, 2004	$2,079	$—	$20,651	$22,730
2005 (credit) provision	—	(4,068)	933	(3,135)
Cash (payments) receipts	(1,778)	4,068	(6,253)	(3,963)

Balance at December 31, 2005	301	—	15,331	15,632
2006 credit	—	(406)	(2,529)	(2,935)
Cash (payments) receipts	(117)	406	(5,077)	(4,788)

Balance at December 31, 2006	184	—	7,725	7,909
2007 (credit) provision	(184)	(906)	1,598	508
Cash (payments) receipts	—	906	(3,045)	(2,139)

Balance at December 31, 2007	$—	$—	$6,278	$6,278

For Pre-2005 restructuring activity, Teradyne recorded the following activity in 2007:

•	$0.9 million from earn-out payments received from the product line divestitures in the Systems Test Group.

•	$1.6 million related to changes in estimated sublease income and related facility costs from facilities previously exited by the Systems Test Group.

During February 2008, the Company implemented reduction-in-force activities across all reportable segments, functions and geographies. This will include a reduction of approximately 175 employees and a severance charge during the first quarter of 2008 of approximately $9.5 million.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plan assets and obligations are shown below:

	2007	2006
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$297,857	$304,069
Service cost	5,664	7,042
Interest cost	16,647	15,723
Actuarial gain	(16,936)	(24,159)
Benefits paid	(13,467)	(9,113)
Curtailment	(498)	—
Transfers	(810)	—
Non-U.S. currency movement	2,930	4,295

End of year	291,387	297,857

Change in plan assets:
Fair value of plan assets:
Beginning of year	276,945	225,097
Company contributions	4,808	30,232
Plan participants’ contributions	54	63
Actual return	15,208	29,240
Benefits paid	(13,467)	(9,113)
Special termination benefits	—	—
Other	—	—
Non-U.S. currency movement	653	1,426

End of year	284,201	276,945

Funded status	$(7,186)	$(20,912)

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2007	2006
	(in thousands)
Long-term retirement plans assets	$46,396	$31,503
Accrued employees’ compensation and withholdings	(1,956)	(1,459)
Long-term retirement plans liabilities	(51,626)	(50,956)

	$(7,186)	$(20,912)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

	2007	2006
	(in thousands)
Net loss	$39,365	$59,433
Prior service cost	7,736	5,024
Net transition asset	(27)	(89)

Total recognized in other comprehensive loss before tax	47,074	64,368
Deferred tax asset	(1,674)	(2,827)

Total recognized in other comprehensive loss, net of tax	$45,400	$61,541

The estimated portion of net loss and prior service cost remaining in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2008 is $1.5 million, and $0.8 million respectively.

The accumulated benefit obligation for all defined pension plans was $271.1 million and $272.6 million at December 31, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	2007	2006
	(in millions)
Projected benefit obligation	$53.6	$51.8
Accumulated benefit obligation	$43.7	$40.3
Fair value of plan assets	$0.9	$0.7

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expense

For the years ended December 31, 2007, 2006 and 2005, Teradyne’s net periodic pension costs were comprised of:

	2007	2006	2005
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$5,664	$7,042	$7,196
Interest cost	16,647	15,723	14,937
Expected return on plan assets	(19,545)	(17,694)	(14,789)
Amortization of:
Net transition (asset)/obligation	(68)	66	130
Prior service cost	847	844	1,061
Net loss	3,614	5,900	4,989
Curtailment cost	—	—	2,154

Total net periodic pension cost	7,159	$11,881	$15,678

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net gain	(12,895)
Reversal of amortization items:
Net transition asset	68
Prior service cost	(847)
Net loss	(3,614)

Total recognized in other comprehensive income	(17,288)

Total recognized in net periodic pension cost and other comprehensive income	$(10,129)

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1

	United States Plan			Foreign Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.0%	5.5%	5.75%	4.1%	4.1%	4.4%
Expected return on plan assets	7.75	7.5	7.5	4.0	4.0	4.4
Salary progression rate	4.0	4.0	4.0	3.5	3.5	3.3

Weighted Average Assumptions to Determine Pension Obligations at December 31

	United States Plan			Foreign Plans
	2007	2006	2005	2007	2006	2005
Discount rate	6.5%	6.0%	5.5%	4.8%	4.0%	4.1%
Salary progression rate	4.0	4.0	4.0	3.6	3.5	3.4

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 7.75% was an appropriate rate to use for fiscal 2007 for the U.S. Qualified Pension Plan.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Teradyne bases its determination of pension expense or income on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2007, under the U.S. Qualified Pension Plan, Teradyne had cumulative gains of approximately $3.2 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that Teradyne utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on the Citigroup Pension Liability Index, which was at 6.5% at December 31, 2007, up from 5.9% at December 31, 2006. As a result, Teradyne selected 6.5% for its December 31, 2007 discount rate, up from 6.0% as of December 31, 2006.

Plan Assets

Teradyne’s weighted average asset allocation at December 31, 2007 and 2006, by asset category is as follows:

	United States Plan		Foreign Plans
	2007	2006	2007	2006
Equity Securities	46.3%	49.3%	53.8%	55.9%
Debt Securities	53.7	50.7	40.3	38.6
Other	—	—	5.9	5.5

Total	100.0%	100.0%	100.0%	100.0%

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

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

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2007, 2006 and 2005, Teradyne contributed $4.8 million, $30.2 million and $40.1 million, respectively, to the plans. Based upon the U.S. Qualified Pension Plan funded status as of December 31, 2007, Teradyne does not expect to make any contributions to this plan in 2008. Contributions that will be made in 2008 to certain Qualified Plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $2.4 million.

Expected Future Pension Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2008	$10,404	$1,929
2009	10,978	1,786
2010	11,842	1,751
2011	12,614	2,176
2012	13,935	3,390
2013-2017	87,493	18,462

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the post retirement assets and obligations are shown below:

	2007	2006
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$24,208	$31,328
Service cost	254	255
Interest cost	1,315	1,404
Actuarial gain	(1,385)	(5,824)
Benefits paid	(3,104)	(2,955)

End of year	21,288	24,208

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	3,102	2,955
Benefits paid	(3,102)	(2,955)

End of year	—	—

Funded status	$(21,288)	$(24,208)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2007	2006
	(in thousands)
Accrued employees’ compensation and withholdings	$(2,855)	$(2,970)
Long-term retirement plans liability	(18,403)	(21,238)

	$(21,258)	$(24,208)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

	2007	2006
	(in thousands)
Net loss	$4,281	$5,942
Prior service credit	(2,229)	(2,463)

Total recognized in other comprehensive loss	2,052	3,479

The estimated portion of net loss and prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic post-retirement benefit cost in 2008 is $0.2 million and $(0.2) million, respectively.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expense

For the years ended December 31, 2007, 2006 and 2005, Teradyne’s net periodic post-retirement benefit cost were comprised of:

	2007	2006	2005
	(in thousands)
Components of Net Periodic Post-Retirement Benefit Cost:
Service cost	$254	$255	$500
Interest cost	1,315	1,404	1,684
Amortization of:
Prior service credit	(234)	(234)	(288)
Net loss	285	550	905
Curtailment cost	—	—	(822)

Total net periodic post-retirement benefit cost	1,620	$1,975	$1,979

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net gain	(1,385)
Reversal of amortization items:
Prior service credit	234
Net loss	(285)

Total recognized in other comprehensive income	(1,436)

Total recognized in net periodic post-retirement benefit cost and other comprehensive income	$184

Weighted Average Assumptions to Determine Net Periodic Post-Retirement Benefit Cost as of January 1

	2007	2006	2005
Discount rate	6.0%	5.5%	5.75%
Initial Health Care Cost Trend Rate	9.75	10.0	10.0
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2014	2011	2010

Weighted Average Assumptions to Determine Post Retirement Benefit Obligation as of December 31

	2007	2006	2005
Discount rate	6.5%	6.0%	5.5%
Initial Medical Trend	9.0	10.0	10.0
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2014	2014	2011

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2007 would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$(128)	$115
Effect on postretirement benefit obligations	$(1,185)	$1,092

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

Benefits
(in thousands)
2008	2,885
2009	2,785
2010	2,686
2011	2,431
2012	2,161
2013-2017	8,598

O.	STOCK BASED COMPENSATION

Stock Compensation Plans

Under its stock compensation plans Teradyne granted options to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees prior to September 2001 vest in equal installments over four years and have a maximum term of five years. Beginning in September 2001, options granted to employees vest in equal installments over four years and have a maximum term of seven years. In addition, in 2001, Teradyne made a one-time option grant to all employees that vested over two years and has a term of seven years. Options granted to non-employee directors prior to February 5, 2001 vest in equal installments over four years and have a maximum term of five years. Options granted to non-employee directors on or after February 5, 2001 are immediately vested, fully exercisable and have a maximum term of either five or seven years.

Restricted stock unit awards granted to employees prior to 2006 (excluding executive officers) vest over a two year period, with 50% vesting on each of the first and the second anniversaries of the grant date. Restricted stock unit awards granted to employees in 2006 and 2007 (excluding executive officers) vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers, including the CEO, in January 2006, vest over two years. Restricted stock unit awards granted to executive officers, including the CEO, in January 2007 vest over four years. A portion of the restricted stock unit awards granted to executive officers, including the CEO, is subject to time-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited. The weighted-average grant-date fair value of the restricted stock units granted in 2007, 2006 and 2005 was $15.18, $16.53 and $15.58, respectively.

Stock compensation plan activity for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,128	1,465	—
Awarded	2,101	482	1,467
Vested	(809)	(680)	—
Forfeited	(221)	(139)	(2)

Non-vested at December 31	2,199	1,128	1,465

Stock Options:
Outstanding at January 1	19,011	22,950	31,017
Options granted	—	—	544
Options exercised	(691)	(729)	(509)
Options forfeited	(54)	(130)	(925)
Options cancelled	(1,124)	(3,080)	(7,177)

Outstanding at December 31	17,142	19,011	22,950

Vested and expected to vest at December 31	17,139	18,986	22,950

Exercisable at December 31	17,069	18,007	20,886

Total shares available for the years 2007, 2006 and 2005:

	2007	2006	2005
	(in thousands)
Shares available:
Available for grant at January 1	11,901	25,723	19,630
Option grants	—	—	(544)
Options cancellations/forfeitures	—	3,080	8,102
Restricted stock units granted	(2,102)	(482)	(1,467)
Restricted stock units vested	33	—	—
Restricted stock units forfeited	148	139	2
Adjustment to shares available	—	(16,559)	—

Available for grant at December 31	9,980	11,901	25,723

In May 2006, the 1991 Employee Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the 1997 Employee Stock Option Plan were terminated and the 2006 Equity and Cash Compensation Incentive Plan was approved by Teradyne’s shareholders. As a result, the number of shares available for future issuance was reduced by 16,559,000 shares from the terminated plans.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Weighted-average restricted stock unit award date fair value information for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
	(in thousands)
Non-vested at January 1	$16.00	$15.58	$—
Awarded	15.18	16.53	15.58
Vested	15.49	15.58	—
Forfeited	15.36	15.62	15.58

Non-vested at December 31	$15.47	$16.00	$15.58

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
	(in thousands)
Outstanding	$23,541	$16,149	$24,452
Expected to vest	$20,844	$15,393	$22,730

Restricted stock units weighted average contractual terms (in years) information at December 31, for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
Outstanding	3.01	0.95	1.43
Expected to vest	3.00	0.92	1.42

Weighted average stock options exercise price information for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
Outstanding at January 1	$20.66	$20.73	$22.72
Options granted	—	—	14.43
Options exercised	12.79	12.15	11.64
Options forfeited	12.73	12.99	15.73
Options canceled	24.08	23.44	28.53
Outstanding at December 31	20.78	20.66	20.73
Exercisable at December 31	20.81	21.15	21.60

Stock option aggregate intrinsic value information for the years ended December 31, 2007, 2006 and 2005 follows:

	2007	2006	2005
	(in thousands)
Exercised	$2,104	$2,969	$1,774
Outstanding	$6	$10,412	$24,341
Vested and expected to vest	$6	$10,365	$24,341
Exercisable	$6	$7,952	$14,466

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Stock options weighted average contractual terms (in years) information at December 31, for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
Outstanding	1.9	3.0	3.9
Vested and Expected to vest	1.9	3.0	3.9
Exercisable	1.9	2.9	3.9

Significant option groups outstanding at December 31, 2007 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(options in thousands)
$ 9.42–$17.39	2.51	3,658	$12.07	3,585	$12.02
$ 17.40–$21.64	1.58	3,739	17.51	3,739	17.51
$ 21.65–$26.72	1.04	5,120	21.90	5,120	21.90
$ 26.73–$166.98	2.72	4,625	29.09	4,625	29.09

Total		17,142	$20.78	17,069	$20.81

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. Under the plan, the price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. On November 9, 2004, the Board of Directors approved a plan amendment which replaced the existing twelve (12) month purchase period with two six (6) month purchase periods, effective January 1, 2005. In July 2007, 0.6 million shares of common stock were issued to employees who participated in the plan during the first half of 2007, at the weighted average price of $12.78 per share. In January 2008, Teradyne issued 0.7 million shares of common stock to employees who participated in the plan during the second half of 2007, at the weighted average price of $8.79 per share.

P.	SAVINGS PLAN

Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne’s savings plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to operations were $6.2 million in 2007, $10.7 million in 2006 and $9.1 million in 2005.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q.	RELATED PARTY TRANSACTION

During 2007, Paul Tufano, a member of our Board of Directors, was Executive Vice President, Chief Financial Officer and Interim Chief Executive Officer of Solectron Corporation until it was acquired by Flextronics in October 2007. Mr. Tufano is no longer an employee of Solectron or Flextronics. In the ordinary course of business, Teradyne has for the last ten years purchased printed circuit board assemblies from Solectron, and has also sold in-circuit testers to Solectron which Teradyne refers to as Flextronics. In August 2007, prior to the Flextronics acquisition, Teradyne expanded our contract with Solectron to have it provide additional manufacturing and test services, including areas of final configuration and test for most of Teradyne’s FLEX family of products. In the years ended December 31, 2007, 2006 and 2005, Teradyne purchased $207.8 million, $229.9 million and $153.1 million of printed circuit board assemblies and services from Flextronics, respectively. Sales of in-circuit testers to Flextronics for the years ended December 31, 2007, 2006 and 2005 were $4.0 million, $5.7 million and $5.7 million respectively. As of December 31, 2007 and 2006, $19.8 million and $7.0 million, respectively, was included in accounts payable and $17.5 million and $1.3 million, respectively, was included in accounts receivable, representing amounts due to/from Flextronics.

R.	INCOME TAXES

The components of income (loss) from continuing operations before income taxes and the provision for (benefit from) income taxes of continuing operations as shown in the consolidated statements of operations are as follows:

	2007	2006	2005
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$208,509	$181,810	$(88,012)
Non-U.S.	(129,266)	54,221	4,626

	$79,243	$236,031	$(83,386)

(Benefit) provision for income taxes from continuing operations:
Current:
U.S. Federal	$(2,513)	$(6,320)	$951
Non-U.S.	11,180	36,239	8,781
State	(557)	1,958	1,493

	8,110	31,877	11,225

Deferred:
U.S. Federal	—	—	(29,200)
Non-U.S.	(750)	(4,008)	(1,755)
State	—	—	—

	(750)	(4,008)	(30,955)

Total provision (benefit) for income taxes from continuing operations:	$7,360	$27,869	$(19,730)

For the year ending December 31, 2007, income tax expense from continuing operations totaled

$7.4 million. This amount relates primarily to tax provisions for foreign taxes as well as benefits related to the utilization of foreign tax credits in the U.S.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

During 2006, the income tax expense from continuing operations totaled $27.9 million. This amount relates primarily to a tax provision for foreign taxes as well as benefits related to a one-time credit related to pension funding and settlement of the California income tax audit for 1998 through 2000.

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

The total income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
	(in thousands)
Continuing operations	$7,360	$27,869	$(19,730)
Discontinued operations	518	3,769	32,349

Total income tax provision	$7,878	$31,638	$12,619

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$42,411	$164,061
Tax credits	63,516	48,751
Inventory valuations	59,440	54,779
Accruals	13,238	7,980
Research and development	58,864	71,624
Pension liability	4,665	12,356
Intercompany license payments	57,000	—
Vacation accrual	8,081	7,707
Equity compensation	6,348	4,494
Amortization	1,013	—
Other	2,829	526

Gross deferred tax assets	317,405	372,278

Less: valuation allowance	(305,178)	(351,656)

Total deferred tax assets	12,227	20,622

Deferred tax liabilities:
Excess of tax over book depreciation	(2,731)	(7,919)
Amortization	—	(2,733)

Total deferred tax liabilities	(2,731)	(10,652)

Net deferred assets	$9,496	$9,970

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

At December 31, 2007 Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2008	—	48,976	—
2009	1,594	—	—
2010	511	—	—
2016	—	862	—
2017	—	2,910	—
2018	—	2,385	—
2019	—	—	—
2020	50,982	—	—
2021	—	—	—
2022	—	—	—
2023	26,530	—	—
Beyond 2023	—	—	220
Non-expiring	—	—	139,280

Total	$79,617	$55,133	$139,500

Of the U.S. Federal operating loss carryforwards, $53.1 million relates to the acquisition of GenRad, Inc. in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986.

Teradyne has approximately $63.5 million of tax credit carry forwards. Business tax credits of approximately $17.9 million expire in the years 2019 through 2027. Teradyne has foreign tax credits of approximately $9.4 million expiring 2012 through 2017 and alternative minimum tax credits of approximately $7.9 million, which do not expire. In addition, there are state tax credits of $28.2 million which expire beginning in 2015.

During 2007 and 2006, Teradyne’s valuation allowance decreased by $48.3 million and $56.2 million respectively primarily as a result of the utilization of net operating loss carryforwards against current year taxable income. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2007 and 2006, for deferred tax assets in the U.S. and Singapore. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not. The valuation allowance includes $16.6 million for net deferred tax assets resulting from minimum pension liabilities and $10.0 million for net operating loss carryforwards relating to stock compensation.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

A reconciliation of the effective tax rate for the years 2007, 2006 and 2005 follows:

	2007	2006	2005
U.S. statutory federal tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal tax benefit	(0.7)	1.0	1.5
Foreign taxes	60.6	17.4	5.3
Export sales corporation	—	(0.8)	(16.9)
Federal income tax audit	0.4	(0.1)	2.5
Valuation allowance	(75.4)	(38.5)	18.4
Current year tax credits	(9.9)	—	—
Pension	—	(2.6)	—
U.S. permanent items	2.8	0.8	0.6
Other, net	(3.5)	(0.1)	(1.0)

	9.3%	12.1%	(24.6)%

For 2007 and 2006, the foreign taxes reconciling item includes losses generated in Singapore that are not tax affected at the U.S. federal tax rate. A corresponding valuation allowance has been established in Singapore for these losses.

Teradyne adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. Upon adoption of FIN 48, there was no cumulative effect to retained earnings. It is anticipated that within the next twelve months there will be no change in unrecognized tax benefits due to audit settlements. As of December 31, 2007, Teradyne has open tax years beginning in 2003 for major jurisdictions including the U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2007 was not material.

Teradyne’s unrecognized tax benefits are as follows (in thousands):

For the year ended December 31, 2007
Beginning balance, upon adoption as of January 1, 2007	$10,584
Additions:
Tax positions for current year	3,489
Tax positions for prior years	6,400
Reductions:
Tax positions for prior years	(6,351)
Settlements with tax authorities	(4,342)

Ending Balance as of December 31, 2007	$9,780

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Current year and prior year additions include assessment of potential transfer pricing exposures and goodwill issues worldwide. Reductions for tax positions for prior years relate to changes in estimates regarding the limitation of acquired net operating losses. Settlements with tax authorities relate to the closing of transfer pricing issues with local tax authorities in Europe and Asia. Of the $9.8 million of unrecognized tax benefits as of December 31, 2007, $7.2 million would impact the consolidated income tax rate if ultimately recognized. The remaining $2.6 million would impact the valuation allowance if ultimately recognized.

As of December 31, 2007, a deferred tax liability has not been established for approximately $253.7 million of cumulative undistributed earnings of non-U.S. subsidiaries, as Teradyne plans to keep these amounts permanently reinvested overseas. Beginning in 2006, Teradyne received from Singapore tax incentives for earnings from investments and related activities that began in that country in 2005. These incentives extend through 2019 and have resulted in $1.5 million and $2.0 million in tax savings during 2007 and 2006, respectively. From 2003 through 2006, Teradyne received tax incentives to conduct business in the People’s Republic of China. These tax incentives resulted in income tax savings of $1.3 million, and $0.9 million for the years ended December 31, 2006 and 2005, respectively.

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION

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

During the third quarter of 2007, the internal management reporting of the Company changed to better align with the company’s operational management structure, resulting in a change in the Company’s reportable segments. Segment reporting has been restated for all periods presented to reflect this change. Each reportable segment has one segment president who reports directly to the chief operating decision maker and the segments reporting presented reflects the information reviewed and used by the chief operating decision maker.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies”. Due to the sale on August 1, 2007 of Broadband Test Division, its results have been excluded from segment reporting and included in discontinued operations for all periods presented. Previously, Broadband Test Division and Diagnostic Solutions had been combined to form the Other Test Systems segment. Diagnostic Solutions and Assembly Test are now components of the Systems Test Group segment. Segment information for the years ending December 31, 2007, 2006 and 2005 is as follows (in thousands):

	Semiconductor Test	Systems Test Group	Corporate And Eliminations	Consolidated
2007
Net revenue	$876,514	$225,766	$—	$1,102,280
Income from continuing operations before taxes (1)(2)	25,093	12,042	42,108	79,243
Total assets (3)	540,939	219,724	794,625	1,555,288
Property additions (4)	75,236	7,850	3,002	86,088
Depreciation and amortization expense (4)	54,080	7,655	5,760	67,495
2006
Net revenue	$1,088,918	$267,331	$—	$1,356,249
Income from continuing operations before taxes (1)(2)	183,126	24,172	28,733	236,031
Total assets—continuing operations (3)	490,319	258,771	967,628	1,716,718
Property additions (4)	97,463	5,011	7,535	110,009
Depreciation and amortization expense (4)	57,376	7,130	8,576	73,082
2005
Net revenue	$814,221	$230,883	$—	$1,045,104
Income (loss) from continuing operations before taxes (1)(2)	(88,614)	19,655	(14,427)	(83,386)
Total assets—continuing operations (3)	639,532	239,581	969,613	1,848,726
Property additions (4)	103,085	4,677	4,913	112,675
Depreciation and amortization expense (4)	72,926	7,544	9,790	90,260

(1)	Net interest income is included in Corporate and Eliminations.
(2)	Included in income from continuing operations before taxes are charges and credits related to restructuring and other, net real estate gains, investments, inventory provision recovery and inventory writedowns.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support departments, common facilities and certain other assets.
(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support departments and common facilities.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Included in the Semiconductor Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cost of revenues—inventory charge	$492	$11,479	$45,475
Restructuring and other, net	(382)	(35,733)	6,114

Total	$110	$(24,254)	$51,589

Included in the Systems Test Group segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cost of revenues—inventory charge	$1,343	$1,336	$3,558
Restructuring and other, net	2,723	(741)	2,469

Total	$4,066	$595	$6,027

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2007	2006	2005
	(in thousands)
Restructuring and other, net charge	$(3,000)	$441	$9,061
Other income and expense, net	(1,832)	—	—

Total	$(4,832)	$441	$9,061

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2007	2006	2005
	(in thousands)
Revenue to unaffiliated customers (1):
United States	$254,379	$315,689	$232,852
South East Asia	243,088	325,597	253,619
Europe	129,533	193,802	158,258
Taiwan	145,757	190,232	133,286
Japan	131,204	164,680	97,140
Singapore	163,110	142,800	142,807
Rest of the World	35,209	23,449	27,142

	$1,102,280	$1,356,249	$1,045,104

(1)	Revenues are attributable to geographic areas based on location of customer site.

Long-lived assets located outside the United States are less than 10% of total assets.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T.	STOCK REPURCHASE PROGRAM

In July 2006, Teradyne’s Board of Directors authorized a stock repurchase program. Under the program, Teradyne could spend up to an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other appropriate means over two years. Shares were to be repurchased at Teradyne’s discretion, subject to market conditions and other factors. In October 2007, Teradyne completed the $400 million stock repurchase program, repurchasing a cumulative total of 27.9 million shares of common stock at an average price of $14.31 per share.

In November 2007, Teradyne’s Board of Directors authorized a new stock repurchase program. Under the program, Teradyne is permitted to spend an aggregate of $400 million to repurchase shares of its common stock in open market purchases, in privately negotiated transactions or through other means. Shares are to be repurchased at Teradyne’s discretion, subject to market conditions and other factors. During the year ended December 31, 2007, Teradyne repurchased 18.3 million shares of common stock for $273.7 million at an average price of $14.94.

U.	SUBSEQUENT EVENT

On January 24, 2008, Teradyne completed the acquisition of Nextest Systems Corporation (“Nextest”) for an estimated net purchase price of approximately $325 million. This estimated purchase price is net of the cash acquired and includes the fair value of fully vested employee equity instruments and transaction costs. The allocation of the purchase price is in process, but not yet complete. The acquisition allows Teradyne to enter the flash memory test segment. Nextest designs, develops, manufactures, sells and services low-cost, high throughput automated test equipment systems for the semiconductor industry. Nextest competes in the flash memory, flash card, and flash memory based system-on-chip markets. Their products are used to test integrated circuits such as microcontrollers, image sensors, smart cards and field programmable logic devices. Nextest will be included within Teradyne’s Semiconductor Test segment.

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

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$194,632	$229,504	$239,299	$198,148
Services	59,061	59,206	60,162	62,268

Total net revenue	253,693	288,710	299,461	260,416
Cost of revenue:
Cost of products	99,991	112,338	117,268	100,867
Cost of services	40,305	39,152	37,947	40,979

Total cost of revenue	140,296	151,490	155,215	141,846

Gross profit	113,397	137,220	144,246	118,570

Operating expenses:
Engineering and development	49,262	52,417	52,245	50,420
Selling and administrative	63,012	62,760	62,870	62,199
In-process research and development	16,700	—	—	—
Restructuring and other, net	2,247	568	(3,119)	(355)

Total operating expenses	131,221	115,745	111,996	112,264

Income (loss) from operations	(17,824)	21,475	32,250	6,306
Interest income	10,099	9,299	7,784	8,711
Interest expense	(436)	(74)	(119)	(60)
Other Income	1,832	—	—	—

(Loss) income from continuing operations before taxes	(6,329)	30,700	39,915	14,957
Provision (benefit) for income taxes	1,385	3,454	4,717	(2,196)

(Loss) income from continuing operations	(7,714)	27,246	35,198	17,153

Income (loss) from discontinued operations before taxes	93	618	6,084	(449)
Provision for income taxes	15	210	293	—

Income (loss) from discontinued operations	78	408	5,791	(449)

Net (loss) income	$(7,636)	$27,654	$40,989	$16,704

(Loss) income from continuing operations per common share—basic	$(0.04)	$0.14	$0.19	$0.10

(Loss) income from continuing operations per common share—diluted	$(0.04)	$0.14	$0.19	$0.10

Net (loss) income per common share—basic	$(0.04)	$0.15	$0.22	$0.10

Net (loss) income per common share—diluted	$(0.04)	$0.14	$0.22	$0.10

(1)	Restructuring and other, net includes $2.1 million of severance charges related to headcount reductions across all segments, and $0.1 million of facility charges related to an early exit of a Systems Test Group facility in Poway, California.

(2)	Restructuring and other, net includes $0.9 million credit for earn-out payments received in the Systems Test Group from product line divestitures, $1.7 million of severance charges related to headcount reductions across all segments, and $0.2 million credit for revised estimates on severance charges.
(3)	Restructuring and other, net includes $3.6 million gain on the sale of land and building in Deerfield, Illinois, $1.8 million of cash proceeds recovered from insurance related to a facility fire in Taiwan, and $2.3 million of severance charges related to headcount reductions across all segments.
(4)	Restructuring and other, net includes $2.5 cash proceeds recovered from insurance related to a facility fire in Taiwan, $0.4 million of severance charges related to headcount reductions across all segments, and $1.7 million facility related charge consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on a Systems Test Group facility in Westford, MA.

	2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$297,255	$327,753	$294,838	$198,965
Services	58,774	59,066	59,879	59,719

Total net revenue	356,029	386,819	354,717	258,684
Cost of revenue:
Cost of products	150,324	158,498	142,301	99,189
Cost of services	38,571	37,746	38,031	39,707

Total cost of revenue	188,895	196,244	180,332	138,896

Gross profit	167,134	190,575	174,385	119,788

Operating expenses:
Engineering and development	50,562	51,840	51,791	48,243
Selling and administrative	70,424	73,913	70,452	68,223
Restructuring and other, net	(1,098)	(20,596)	(15,112)	773

Total operating expenses	119,888	105,157	107,131	117,239

Income from operations	47,246	85,418	67,254	2,549
Interest income	9,483	11,659	12,453	11,029
Interest expense	(3,371)	(3,470)	(3,518)	(701)

Income from continuing operations before income taxes	53,358	93,607	76,189	12,877
Provision (benefit) for income taxes	8,588	9,420	9,866	(5)

Income from continuing operations	44,770	84,187	66,323	12,882

Income (loss) from discontinued operations before income taxes	110	(1,825)	(1,908)	(2,013)
(Benefit) provision for income taxes	(33)	(43)	3,850	(5)

Income (loss) from discontinued operations	143	(1,782)	(5,758)	(2,008)

Net income	$44,913	$82,405	$60,565	$10,874

Income from continuing operations per common share—basic	$0.23	$0.42	$0.34	$0.07

Income from continuing operations per common share—diluted	$0.22	$0.41	$0.34	$0.07

Net income per common share—basic	$0.23	$0.42	$0.31	$0.06

Net income per common share—diluted	$0.23	$0.40	$0.31	$0.06

(1)	Restructuring and other, net includes $2.1 million for facility related net credit consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income for two Systems Test Group facilities that have been exited prior to the end of the lease term, $1.1 million charge for the exit of a Semiconductor Test facility in Newbury Park, CA, $0.2 million credit for earn-out payments received in the Systems Test Group segment and $0.1 million charge for a software lease obligation in the Semiconductor Test segment.

(2)	Restructuring and other, net includes $21.7 million gain on the sale of real estate, including $21.2 million for a Semiconductor Test facility in Boston, MA and $0.5 million for buildings in Nashua, NH, $1.5 million of severance charges related to headcount reductions across all segments, $0.3 million of credits related to exited leases in the Corporate segment, $0.2 million credit for earn-out payments received in the Systems Test Group segment, and $0.1 million of facility related charges for the exit of Semiconductor Test facility in Waltham, MA.
(3)	Restructuring and other, net includes $16.6 million gain on the sale of real estate, including $15.3 million for a Semiconductor Test facility in Boston, MA and $1.3 million for a Semiconductor Test facility in San Jose, CA, $1.0 million of severance charges related to headcount reductions across all segments, and $0.5 million of net facility related charges consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on an facility in Westford, MA.
(4)	Restructuring and other, net includes $0.8 million gain on the sale of real estate for a Semiconductor Test parking facility in Boston, MA and $1.6 million for severance charges related to headcount reductions across all segments.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2008. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2008. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2008. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2008. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2008. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

PART IV

Item 15:	Exhibits and Financial Statement Schedules.

15(a)(1)	Financial Statements

The following consolidated financial statements are included in Item 8:

15(a)(2)	Financial Statement Schedules

The following consolidated financial statement schedule is included in Item 15(c):

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since they are either not required or information is otherwise included.

15(a)(3)	Listing of Exhibits

The Exhibits which are filed with this report or which are incorporated by reference herein are set forth in the Exhibit Index.

15(c)	Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2007 Allowance for doubtful accounts	$4,964	$—	$471	$4,493

2006 Allowance for doubtful accounts	$4,737	$227	$—	$4,964

2005 Allowance for doubtful accounts	$5,026	$89	$378	$4,737

Column A	Column B	Column C	Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2007 Inventory reserve	$138,427	$1,835	$34,642	$105,620

2006 Inventory reserve	$157,888	$12,815	$32,276	$138,427

2005 Inventory reserve	$144,441	$49,033	$35,586	$157,888

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference
3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Filed herewith.

10.5	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.6	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.7	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed October 4, 2006.

10.8	1997 Employee Stock Option Plan, as amended and restated.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.9	Form of Option Agreement under the 1997 Employee Stock Option Plan.*	Exhibit 10.47 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.10	Form of Restricted Stock Unit Agreement for Executive Officers under the 1997 Employee Stock Option Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

Exhibit No.	Description	SEC Document Reference
10.11	Form of Restricted Stock Unit Agreement for Directors under the 1997 Employee Stock Option Plan.*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.12	1996 Non-Employee Director Stock Option Plan, as amended.*

Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.13	Form of Option Agreement under 1996 Non-Employee director Stock Option Plan.*	Exhibit 10.48 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.14	1996 Employee Stock Purchase Plan, as amended.*	Filed herewith.

10.15	1991 Employee Stock Option Plan, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2002 and Exhibit 10.2 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.16	Form of Option Agreement under 1991 Employee Stock Option Plan.*	Exhibit 10.46 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.17	Deferral Plan for Non-Employee Directors.*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed May 31, 2006.

10.18	Supplemental Savings Plan, as amended and restated.*	Filed herewith.

10.19	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.3 to Teradyne’s Current Report on Form 8-K filed May 31, 2006.

10.20	Executive Officer Change in Control Agreement dated March 1, 2007 between Teradyne and Michael A. Bradley.*	Exhibit 10.25 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.21	Agreement Regarding Termination Benefits between Teradyne and Michael A. Bradley.*	Exhibit 10.45 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.22	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley.*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.23	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.24	Employment Agreement dated May 3, 2004 between Teradyne and Eileen Casal.*	Exhibit 10.35 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.25	Employment Agreement dated August 9, 2004 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 10.41 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

Exhibit No.	Description	SEC Document Reference
10.26	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.27	Form of Executive Officer Change in Control Agreement.*	Exhibit 10.26 to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

10.28	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

14.1	Standards of Business Conduct, as amended.	Exhibit 14.1 to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

†	- Confidential treatment granted.
*	- Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of February, 2008.

TERADYNE, INC.

By:	/s/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICIA S. WOLPERT Patricia S. Wolpert	Chair of the Board	February 28, 2008

/s/ MICHAEL A. BRADLEY Michael A. Bradley	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2008

/S/ DANIEL D. TEMPESTA Daniel D. Tempesta	Corporate Controller (Principal Accounting Officer)	February 28, 2008

/S/ JAMES W. BAGLEY James W. Bagley	Director	February 28, 2008

/S/ ALBERT CARNESALE Albert Carnesale	Director	February 28, 2008

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 28, 2008

/S/ VINCENT M. O’REILLY Vincent M. O’Reilly	Director	February 28, 2008

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 28, 2008

/S/ ROY A. VALLEE Roy A. Vallee	Director	February 28, 2008