Form 10-Q
period 2008-03-30
TERADYNE, INC
filed 2008-05-08
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 2, 2008 was 171,579,325 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 30, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$323,080	$562,371
Marketable securities	31,510	75,593
Accounts receivable, net of allowance for doubtful accounts of $4,256 and $4,493 at March 30, 2008 and December 31, 2007, respectively	201,906	189,487
Inventories:
Parts	39,800	27,627
Assemblies in process	41,623	31,272
Finished goods	22,269	21,414

	103,692	80,313
Prepayments and other current assets	73,906	37,169

Total current assets	734,094	944,933
Property, plant, and equipment, at cost	847,840	825,771
Less: accumulated depreciation	476,322	473,064

Net property, plant, and equipment	371,518	352,707
Marketable securities	86,068	104,978
Goodwill	242,698	69,147
Intangible and other assets	128,219	37,127
Retirement plans assets	47,931	46,396

Total assets	$1,610,528	$1,555,288

LIABILITIES
Current liabilities:
Accounts payable	$87,716	$57,426
Accrued employees’ compensation and withholdings	61,603	71,691
Deferred revenue and customer advances	47,891	41,928
Other accrued liabilities	51,853	47,002
Accrued income taxes	—	5,187

Total current liabilities	249,063	223,234
Retirement plans liabilities	82,058	80,388
Long-term other accrued liabilities	43,726	22,492

Total liabilities	374,847	326,114

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 172,045 shares and 173,088 shares issued and outstanding at March 30, 2008 and December 31, 2007, respectively	21,506	21,636
Additional paid-in capital	1,127,234	1,105,441
Accumulated other comprehensive loss	(48,806)	(46,028)
Retained earnings	135,747	148,125

Total shareholders’ equity	1,235,681	1,229,174

Total liabilities and shareholders’ equity	$1,610,528	$1,555,288

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands, except per share data)
Net revenues:
Products	$232,991	$194,632
Services	64,324	59,061

Net revenues	297,315	253,693
Cost of revenues:
Cost of products	118,307	99,991
Cost of services	40,505	40,305

Total cost of revenues	158,812	140,296

Gross profit	138,503	113,397
Operating expenses:
Engineering and development	55,149	49,262
Selling and administrative	65,221	62,947
Acquired intangible asset amortization	3,863	911
In-process research and development	1,100	16,700
Restructuring and other, net	11,785	2,247

Operating expenses	137,118	132,067

Income (loss) from operations	1,385	(18,670)
Interest income	4,612	10,099
Interest expense and other	470	2,242

Income (loss) from continuing operations before taxes	6,467	(6,329)
Provision for income taxes	4,100	1,385

Income (loss) from continuing operations	2,367	(7,714)
Income from discontinued operations before taxes	—	93
Provision for income taxes	—	15

Income from discontinued operations	—	78

Net income (loss)	$2,367	$(7,636)

Income (loss) from continuing operations per common share:
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)
Net income (loss) per common share:
Basic	$0.01	$(0.04)

Diluted	$0.01	$(0.04)

Weighted average common share—basic	173,762	189,625

Weighted average common share—diluted	175,722	189,625

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$2,367	$(7,636)
Income from discontinued operations	—	78

Income (loss) from continuing operations	2,367	(7,714)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	19,069	16,034
Amortization	4,361	2,247
Stock-based compensation	5,155	7,285
In-process research and development charge	1,100	16,700
Provision for doubtful accounts	—	54
Provision for inventory	1,348	461
Non-cash charge for the sale of inventories revalued at the date of acquisition	4,346	—
Other non-cash items, net	(599)	655
Changes in operating assets and liabilities, net of businesses and product lines acquired and sold:
Accounts receivable	15,040	(9,957)
Inventories	78	20,892
Other assets	(9,454)	(1,464)
Accounts payable, deferred revenue and accrued expenses	287	(38,588)
Retirement plan contributions	(1,104)	(1,158)
Accrued income taxes	(7,573)	(33,417)

Net cash provided by (used for) continuing operations	34,421	(27,970)
Net cash used for discontinued operations	—	(2,187)

Net cash provided by (used for) operating activities	34,421	(30,157)

Cash flows from investing activities:
Investments in property, plant and equipment	(28,984)	(22,019)
Acquisition of technology	—	(17,600)
Acquisition of business, net of cash acquired	(280,463)	—
Purchases of available-for-sale marketable securities	—	(125,499)
Proceeds from sale and maturities of available-for-sale marketable securities	60,530	26,711

Net cash used for continuing operations	(248,917)	(138,407)
Net cash used for discontinued operations	—	(116)

Net cash used for investing activities	(248,917)	(138,523)

Cash flows from financing activities:
Repurchase of common stock	(32,977)	(3,569)
Issuance of common stock under employee stock option and stock purchase plans	8,182	9,813

Net cash (used for) provided by financing activities	(24,795)	6,244

Decrease in cash and cash equivalents	(239,291)	(162,436)
Cash and cash equivalents at beginning of period	562,371	568,025

Cash and cash equivalents at end of period	$323,080	$405,589

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”), and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, circuit-board test and inspection systems (“Commercial Board Test”) and automotive diagnostic and test systems (“Diagnostic Solutions”), collectively “Systems Test Group”

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results” and Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007.

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The December 31, 2007 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on February 28, 2008 for the year ended December 31, 2007.

On August 1, 2007, Teradyne completed the sale of Broadband Test Systems, its voice and broadband access network test division. The results of operations of Broadband Test Systems as well as cash flow amounts pertaining to this business have been classified as discontinued operations in the condensed consolidated financial statements.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Teradyne will adopt SFAS No. 161 in fiscal year 2009.

D. Financial Instruments

Effective January 1, 2008, Teradyne has adopted SFAS 157 for financial assets and liabilities. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the quarter ended March 30, 2008. SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. For example, a common approach for valuing fixed income securities is the use of matrix pricing. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices, and therefore is considered a Level 2 input.

Level 3: Unobservable inputs that are not corroborated by market data. Unobservable inputs are developed based on the best information available, which might include Teradyne’s own data.

Teradyne’s marketable securities consist primarily of high quality, corporate debt securities that are valued by an independent third party pricing service that utilizes matrix pricing. Teradyne has reviewed and agrees with the valuation methodologies and procedures utilized by these parties. The following table sets forth by input level

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 30, 2008.

	March 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Short-term marketable securities	$—	$31,510	$—	$31,510
Long-term marketable securities	9,618	76,450	—	86,068

Total	$9,618	$107,960	$—	$117,578

E. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Balance at beginning of period	$9,340	$12,897
Acquisition	492	—
Accruals for warranties issued during the period	4,207	2,303
Settlements made during the period	(4,106)	(3,873)

Balance at end of period	$9,933	$11,327

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities.

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Balance at beginning of period	$6,610	$8,350
Deferral of new extended warranty revenue	1,194	819
Recognition of extended warranty deferred revenue	(1,192)	(1,392)

Balance at end of period	$6,612	$7,777

F. Stock-Based Compensation

During the three months ended March 30, 2008, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.9 million at the weighted average grant date fair value of $10.51. Service based awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. A significant number of awards granted to executive officers are performance-based restricted stock units. The amount of actual performance-based restricted stock units that will vest will be determined on or near the third anniversary of the grant.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended April 1, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.24. Service based awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. A significant number of awards granted to executive officers are performance-based restricted stock units. The amount of actual performance-based restricted stock units that will vest over four years will be determined on or near the first anniversary of the grant.

G. Other Comprehensive Loss

Other comprehensive loss is calculated as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Net income (loss)	$2,367	$(7,636)
Foreign currency translation adjustments	(822)	(23)
Change in unrealized loss on marketable securities, net of applicable tax of $0	(2,454)	1,569
Retirement plans net gain	345	1,184
Retirement plans prior service benefit	153	153

Other comprehensive loss	$(411)	$(4,753)

H. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

	Semiconductor Test	Systems Test Group	Total
	(in thousands)
Balance at December 31, 2007	$—	$69,147	$69,147
Goodwill acquired during period	173,551	—	173,551

Balance at March 30, 2008	$173,551	$69,147	$242,698

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheet:

	March 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$72,793	$18,037	$54,756	6.2 years
Customer relationships and service and software maintenance contracts	50,679	5,065	45,614	6.9 years
Trade names and trademarks	4,100	3,102	998	7.5 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$128,272	$26,343	$101,929	6.5 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$15,734	$3,459	7.5 years
Customer relationships and service and software maintenance contracts	4,779	3,678	1,101	8.0 years
Tradenames and trademarks	3,800	2,929	871	8.0 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$28,472	$22,480	$5,992	7.6 years

Aggregate intangible asset amortization expense was $3.9 million and $0.9 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2008 (remainder)	$15,042
2009	19,568
2010	16,897
2011	15,289
2012	13,112

I. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands, except per share amounts)
Net income (loss)	$2,367	$(7,636)

Shares used in income (loss) per common share—basic	173,762	189,625
Effect of dilutive potential common shares:
Employee and director stock options	1,178	—
Restricted stock units	730	—
Employee stock purchase rights	52	—

Dilutive potential common shares	1,960	—

Shares used in net income (loss) per common share—diluted	175,722	189,625

Net income (loss) per common share—basic	$0.01	$(0.04)

Net income (loss) per common share—diluted	$0.01	$(0.04)

The computation of diluted net income (loss) per common share for the three months ended March 30, 2008 and April 1, 2007 excludes the effect of the potential exercise of options to purchase approximately 16.9 and 18.8 million shares and restricted stock units of 1.8 million and 0.4 million shares, respectively, because the effect would have been anti-dilutive.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended March 30, 2008. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. All remaining severance and benefits will be paid by the end of the third quarter of 2008. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.3 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $11.0 million as of March 30, 2008.

2008 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2007	$—	$—	$—
Charges	4,672	7,432	12,104
Cash payments	—	(5,607)	(5,607)
Accelerated depreciation	(4,488)	—	(4,488)

Balance at March 30, 2008	$184	$1,825	$2,009

During the three months ended March 30, 2008, Teradyne recorded the following 2008 restructuring activities:

•	$7.4 million of severance charges related to headcount reductions of 148 people across both segments;

•	$0.2 million of facility charges related to the early exit of a facility in Bracknell, UK;

•	$4.5 million of facility charges related to the accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of this activity to an outsourced partner.

2007 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2007	$ —	$1,108	$1,108
Credits	—	(187)	(187)
Cash payments	—	(444)	(444)

Balance at March 30, 2008	$ —	$477	$477

Pre-2007 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2007	$7,802	$250	$8,052
Credits	—	(132)	(132)
Cash payments	(719)	(76)	(795)

Balance at March 30, 2008	$7,083	$42	$7,125

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. Stock Repurchase Program

In November 2007, Teradyne’s Board of Directors authorized a $400 million stock repurchase program. During the three months ended March 30, 2008, Teradyne repurchased 2.8 million shares of common stock for $33.0 million at an average price of $11.77. The cumulative repurchases as of March 30, 2008 total 3.8 million shares of common stock for $44.4 million at an average price of $11.74.

L. Acquisitions

Business

On January 24, 2008, Teradyne completed its acquisition of Nextest Systems Corporation (“Nextest”) of San Jose, California, for a total purchase price of $402.8 million, which consisted of $367.8 million of cash paid to acquire the outstanding common stock of Nextest, at a price of $20.00 per share, $28.9 million in fair value of assumed vested stock options and restricted stock units, which were converted into stock options and restricted stock units to purchase Teradyne’s common stock, and $6.1 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services. The fair value of stock options was estimated using the following weighted average assumptions:

Expected life	3.6	years
Expected volatility	40.6%
Risk-free interest rate	2.8%
Dividend yield	0.0%

Nextest designs, develops, manufactures, sells and services low-cost, high throughput automated test equipment systems for the semiconductor industry. Nextest competes in the flash memory, flash card, and flash memory based system-on-chip (“SOC”) markets. Nextest’s products are used to test flash memory, microcontrollers, image sensors, smart cards and field programmable logic devices. The acquisition allows Teradyne to enter the flash memory test segment. Nextest is included within Teradyne’s Semiconductor Test segment.

The Nextest acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of Nextest’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities and the completion of facility exit and restructuring plans. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $173.6 million was allocated to goodwill, which is not deductible for tax purposes. The following represents the preliminary allocation of the purchase price:

Amount
(in thousands)
Goodwill	$173,551
Other intangible assets	99,800
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	88,513
Other current assets	55,332
Non-current assets	16,306
Accounts payable and current liabilities	(26,270)
Other long-term liabilities	(5,542)
In-process research and development	1,100

Total purchase price	$402,790

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne estimated the fair value of other intangible assets using the income approach. Acquired other intangible assets will be amortized on a straight-line basis over their estimated useful lives. The following table represents components of these other intangible assets and their estimated useful lives at the acquisition date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$53,600	5.8
Customer relationships	45,900	6.8
Tradenames	300	1.0

Total intangible assets	$99,800	6.2

The following pro forma information gives effects of the acquisition as if the acquisition occurred at the beginning of the periods indicated. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands, except per share data)
Revenue	$307,046	$274,845
Net income (loss)	2,007	(19,390)
Net income (loss) per common share:
Basic	$0.01	$(0.10)

Diluted	$0.01	$(0.10)

The pro forma results above include the following non recurring expense items: in-process research and development charge of $1.1 million and acquired inventory fair value adjustment of $4.3 million, in both periods presented.

Technology

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. (“MOSAID”) for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three months ended March 30, 2008 and April 1, 2007 are as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Service cost	$1,383	$1,542
Interest cost	4,438	4,156
Expected return on plan assets	(5,178)	(4,883)
Amortization of unrecognized:
Net transition obligation	—	(16)
Prior service cost	292	211
Net loss	367	975

Total net periodic pension cost	$1,302	$1,985

Teradyne contributed $0.7 million to its United Kingdom Qualified Pension Plan and $0.3 million to its Japan Qualified Pension Plan, in the three months ended March 30, 2008.

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

Components of net periodic postretirement cost are as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Service cost	$62	$56
Interest cost	323	341
Amortization of unrecognized:
Prior service cost	(59)	(59)
Net loss	53	93

Total net periodic postretirement cost	$379	$431

N. Commitments and Contingencies

Legal Claims

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for a rehearing of the ruling that it reversed. In October 2007, the Ninth Circuit denied Teradyne’s petition for rehearing. Teradyne continues to defend the claim that was sent back to the District Court.

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

O. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of military/aerospace instrumentation test products and services, circuit-board test and inspection products and services, and automotive diagnostic and test products and services.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007. Due to the sale on August 1, 2007 of Broadband Test Systems, its results have been excluded from segment reporting and included in discontinued operations for the three months ended April 1, 2007. Segment information for the three months ended March 30, 2008 and April 1, 2007 is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended March 30, 2008:
Net sales	$247,663	$49,652	$—	$297,315
Income (loss) from continuing operations before taxes (1)(2)	4,559	(2,709)	4,617	6,467
Three months ended April 1, 2007:
Net sales	$193,968	$59,725	$—	$253,693
Income (loss) from continuing operations before taxes (1)(2)	(21,666)	3,831	11,506	(6,329)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Net interest income is included in Corporate and Eliminations.

(2)	Included in the income from continuing operations before taxes for each of the segments are charges for the three months ended March 30, 2008 and April 1, 2007 that include restructuring and other, net, in-process research and development charges and inventory charges, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Cost of revenues—inventory charges	$1,155	$50
Restructuring and other, net	10,132	1,089
In-process research and development	1,100	16,700

Total	$12,387	$17,839

Included in the Systems Test Group are charges for the following:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Cost of revenues—inventory charges	$193	$411
Restructuring and other, net	1,434	760

Total	$1,627	$1,171

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands)
Restructuring and other, net	$219	$398

Total	$219	$398

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended March 30, 2008 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Percentage of total net revenues:
Products	78%	77%
Services	22	23

Total net revenues	100	100
Cost of revenues:
Cost of products	40	39
Cost of services	14	16

Total cost of sales	54	55

Gross profit	46	45
Operating expenses:
Engineering and development	19	19
Selling and administrative	22	25
Acquired Intangible Asset Amortization	1	—
In-process research and development	—	7
Restructuring and other, net	4	1

Operating expenses	46	52

Income (loss) from operations	—	(7)
Interest & Other	2	5

Income (loss) from continuing operations before taxes	2	(2)
Provision for income taxes	1	1

Income (loss) from continuing operations	1	(3)
Income from discontinued operations before taxes	—	—
Provision for income taxes	—	—

Income from discontinued operations	—	—

Net income (loss)	1%	(3)%

Provision for income taxes as percentage of income from continuing operations before income taxes	63%	(22)%

Results of Operations

First Quarter 2008 Compared to First Quarter 2007

Bookings

Net bookings for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
(in millions)	March 30, 2008	April 1, 2007
Semiconductor Test(1)	$263.8	$202.7	$61.1
Systems Test Group	47.6	43.3	4.3

	$311.4	$246.0	$65.4

(1)	Includes Nextest bookings from January 24, 2008 through March 30, 2008.

Semiconductor Test orders increased 30% or $61.1 million from the first quarter of 2007 to 2008. Wireless market demand increased twofold over the first quarter of 2007, accounting for over half of the total improvement. Regionally, the majority of the increase was across South East Asia and Taiwan, driven primarily by higher demand from our outsource, assembly and test (“OSAT”) customers. The first quarter of 2008 also had $23 million of Nextest orders.

Systems Test Group increase in orders of $4.3 million or 10% was primarily due to increased Mil/Aero program-related bookings.

Cancellations for our two principal reportable segments were as follows:

	For the Three Months Ended
(in millions)	March 30, 2008	April 1, 2007
Semiconductor Test	$ —	$2.2
Systems Test Group	—	0.1

	$ —	$2.3

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarter of 2008 and 2007, there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
South East Asia	30%	16%
Taiwan	25	10
United States	18	24
Europe	11	11
Japan	9	17
Singapore	6	19
Rest of World	1	3

	100%	100%

Backlog of unfilled orders for our two reportable segments was as follows:

	As of
(in millions)	March 30, 2008	April 1, 2007
Semiconductor Test	$273.2	$222.0
Systems Test Group	100.4	103.8

	$373.6	$325.8

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended
(in millions)	March 30, 2008	April 1, 2007	Dollar Change
Semiconductor Test	$247.7	$194.0	$53.7
Systems Test Group	49.6	59.7	(10.1)

	$297.3	$253.7	$43.6

Semiconductor Test revenue increased $53.7 million or 28% from the first quarter of 2007 to 2008. Higher Flex® family system sales resulting from a growth in wireless demand, along with $20.8 million of sales from our Nextest acquisition, resulted in the majority of the increase. In addition, an increase in revenue for J750™ systems in the first quarter of 2008 compared to the first quarter of 2007.

The decrease in Systems Test Group revenue of $10.1 million or 17% resulted from a decrease from the first quarter of 2007 to 2008 in our Diagnostic Solutions and Commercial Board Test divisions, while Mil/Aero sales remained relatively flat.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
South East Asia	28%	17%
United States	20	28
Taiwan	19	7
Singapore	10	16
Japan	10	14
Europe	8	15
Rest of the World	5	3

	100%	100%

Gross Margin

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
(in millions)	March 30, 2008	April 1, 2007
Gross Profit	$138.5	$113.4	$25.1
Percent of Total Revenue	46.6%	44.7%	1.9

Gross margins as a percentage of revenue increased from 2007 to 2008 by 1.9 percentage points. This increase in gross margin is the result of an increase of 2.2 points primarily from increased sales volume and 1.1 points from favorable service margins in the Semiconductor Test Systems segment. This increase was offset in part by 1.4 points resulting from a $4.3 million charge to adjust Nextest acquired inventory to fair value.

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

The provisions for excess and obsolete inventory were $1.3 million and $0.5 million for the three months ended March 30, 2008 and April 1, 2007, respectively. During the three months ended March 30, 2008 and April 1, 2007, we scrapped $7.8 million and $5.5 million of inventory, respectively. As of March 30, 2008, we have inventory related reserves for amounts which had been written-down or written-off totaling $101.0 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
(in millions)	March 30, 2008	April 1, 2007
Engineering and Development	$55.1	$49.3	$5.8
Percent of Total Revenue	18.5%	19.4%

The increase of $5.8 million in engineering and development expenses is due primarily to higher variable compensation, the acquisition of Nextest and investments in adjacent markets.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
(in millions)	March 30, 2008	April 1, 2007
Selling and Administrative	$65.2	$62.9	$2.3
Percent of Total Revenue	21.9%	24.8%

The increase of $2.3 million from the first quarter of 2007 to 2008 is primarily the result of $5.5 million in Nextest SG&A expenses, offset in part by a decrease of $3.2 million in lower selling and administrative expenses resulting from on-going cost reduction initiatives.

In-process Research and Development

On January 24, 2008, we completed our acquisition of Nextest for the total purchase price of $402.8 million. Of the purchase price, $1.1 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations.

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID for $17.6 million. Of the purchase price, $16.7 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended March 30, 2008. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. All remaining severance and benefits will be paid by the end of the third quarter of 2008. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $2.3 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $11.0 million as of March 30, 2008.

2008 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$—	$—	$—
Charges	4,672	7,432	12,104
Cash payments	—	(5,607)	(5,607)
Accelerated depreciation	(4,488)	—	(4,488)

Balance at March 30, 2008	$184	$1,825	$2,009

During the three months ended March 30, 2008, we recorded the following 2008 restructuring activities:

•	$7.4 million of severance charges related to headcount reductions of 148 people across all segments;

•	$0.2 million of facility charges related to an early exit of a facility in Bracknell, UK;

•	$4.5 million of facility charges related to accelerated depreciation of a manufacturing facility in North Reading, MA a result of the transfer of this activity to an outsourced partner.

The restructuring actions taken during the three months ended March 30, 2008, are expected to generate quarterly cost savings of approximately $3.3 million.

2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$ —	$1,108	$1,108
Credits	—	(187)	(187)
Cash payments	—	(444)	(444)

Balance at March 30, 2008	$ —	$477	$477

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$7,802	$250	$8,052
Credits	—	(132)	(132)
Cash payments	(719)	(76)	(795)

Balance at March 30, 2008	$7,083	$42	$7,125

Interest Income and Other, net

Interest income decreased by $5.5 million from $10.1 million in the first quarter of 2007 to $4.6 million in the first quarter of 2008, due primarily to lower cash balances as a result of our acquisition of Nextest and stock repurchase activity. Interest Expense and Other decreased by $1.7 million from $2.2 million in the first quarter of 2007 to $0.5 million in the first quarter of 2008, due primarily to income, in the first quarter of 2007, of $1.8 million for the recognition of fair value of an asset related to equity investment.

Income Taxes

The tax expense of $4.1 million and $1.4 million for the first quarter of 2008 and 2007, respectively, consists primarily of foreign taxes. The effective tax rate of 63% for the first quarter 2008 was caused by foreign losses that are not benefited and lower US profits which were driven primarily by the amortization of intangible assets associated with our acquisition of Nextest. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we continue to generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed. If the valuation allowance were reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $302.3 million in the first three months of 2008, to $440.7 million. Cash activity for the first three months of 2008 and 2007 was as follows:

	For the Three Months Ended
(in millions)	March 30, 2008	April 1, 2007
Cash (used for) provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$37.1	$35.7
Change in operating assets and liabilities, net of businesses and product lines acquired and sold	(2.7)	(63.7)
Cash used for discontinued operations	—	(2.2)

Total cash provided by (used for) operating activities	$34.4	$(30.2)

Cash used for investing activities of continuing operations	(248.9)	(138.4)
Cash used for investing activities of discontinued operations	—	(0.1)

Total cash used for investing activities	$(248.9)	$(138.5)

Total cash (used for) provided by financing activities	$(24.8)	$6.3

Decrease in cash and cash equivalents	$(239.3)	$(162.4)

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $2.7 million in the first three months of 2008. This was due to a number of factors including, an increase in other assets of $9.5 million and a reduction in accrued income taxes of $7.6 million due to income tax payments. These uses of cash were offset by a reduction in accounts receivable of $15.0 million due to a decrease in days sales outstanding from 66 days as of December 31, 2007 to 62 days as of March 30, 2008 as a result of improved collections.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from asset disposals, , cash paid for assets and purchases of capital assets and businesses. Investing activities used cash of $248.9 million in the first three months of 2008, primarily due to $280.5 million of cash used for the acquisition of Nextest, net of cash acquired.

Financing activities include issuance of our common stock and repurchases of our common stock. During the three months ended March 30, 2008, we repurchased 2.8 million shares of common stock for $33.0 million at an average price of $11.77.

We believe our cash, cash equivalents and marketable securities balance of $440.7 million will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

Discussed in “Note O: Stock Based Compensation” in our 2007 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”), a cash and equity compensation incentive plan.

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. For financial assets and liabilities, SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. For non financial assets and liabilities, SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2008. We have adopted SFAS 157, as of January 1, 2008, for financial assets and liabilities.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.”

SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will adopt SFAS No. 161 in fiscal year 2009.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

•	we are subject to intense competition;

•	our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	our operating results are likely to fluctuate significantly;

•	we are subject to risks of operating internationally;

•	if we fail to develop new technologies to adapt to our customers’ needs and if our customers fail to accept our new products, our revenues will be adversely affected;

•	if our suppliers do not meet product or delivery requirements, we could have reduced revenues and earnings;

•	our operations may be adversely impacted if our outsourced service providers fail to perform;

•	we may incur higher tax rates than expected;

•	we may acquire new businesses or form strategic alliances in the future, and we may not realize the benefits of such acquisitions;

•

we have taken measures to ensure that we are prepared to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand;

•	we may incur significant liabilities if we fail to comply with environmental regulations;

•	we currently are and in the future may be subject to litigation that could have an adverse effect on our business;

•	we have significant guarantees and indemnification obligations;

•	if we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights;

•	our business may suffer if we are unable to attract and retain key employees;

•	our business is impacted by worldwide economic cycles, which are difficult to predict;

•	acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact our business; and

•	provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 28, 2008 for the year ended December 31, 2007.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 28, 2008. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2007.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing of the ruling that it reversed. In October 2007, the Ninth Circuit denied our petition for rehearing. We continue to defend the claim that was sent back to the District Court.

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

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended March 30, 2008 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008–January 27, 2008	—	$—	981	$388,568
January 28, 2008–February 24, 2008	363	$10.62	1,344	$384,704
February 25, 2008–March 30, 2008	2,438	$11.94	3,782	$355,590

(1)	In November 2007, our Board of Directors authorized a stock repurchase program. Under the program, we are permitted to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means. During the three months ended March 30, 2008, we repurchased 2.8 million shares of common stock for $33.0 million at an average price of $11.77. The cumulative repurchases as of March 30, 2008 total 3.8 million shares of common stock for $44.4 million at an average price of $11.74.

Item 6: Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 8, 2008