Form 10-Q
period 2008-06-29
TERADYNE, INC
filed 2008-08-07
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 1, 2008 was 168,861,816 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 29, 2008	December 31, 2007
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$286,094	$562,371
Marketable securities	19,780	75,593
Accounts receivable, net of allowance for doubtful accounts of $4,256 and $4,493 on June 29, 2008 and December 31, 2007, respectively	212,458	189,487
Inventories:
Parts	50,288	27,627
Assemblies in process	42,486	31,272
Finished Goods	25,667	21,414

Net inventories	118,441	80,313
Deferred tax asset	30,779	3,216
Prepayments and other current assets	39,805	33,953

Total current assets	707,357	944,933
Property, plant, and equipment, at cost	830,809	825,771
Less: accumulated depreciation	477,704	473,064

Net property, plant, and equipment	353,105	352,707
Marketable securities	108,462	104,978
Goodwill	241,730	69,147
Intangible assets, net	96,593	5,992
Other assets	25,632	24,855
Long-term deferred tax assets	—	6,280
Retirement plans assets	48,028	46,396

Total assets	$1,580,907	$1,555,288

LIABILITIES
Current liabilities:
Accounts payable	$80,456	$57,426
Accrued employees’ compensation and withholdings	70,991	71,691
Deferred revenue and customer advances	53,781	41,928
Other accrued liabilities	46,330	47,002
Accrued income taxes	2,366	5,187

Total current liabilities	253,924	223,234
Retirement plans liabilities	77,876	80,388
Deferred tax liabilities	20,495	—
Long-term other accrued liabilities	30,705	22,492

Total liabilities	383,000	326,114

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 167,822 and 173,088 shares issued and outstanding at June 29, 2008 and December 31, 2007, respectively	20,977	21,636
Additional paid-in capital	1,103,956	1,105,441
Accumulated other comprehensive loss	(46,930)	(46,028)
Retained earnings	119,904	148,125

Total shareholders’ equity	1,197,907	1,229,174

Total liabilities and shareholders’ equity	$1,580,907	$1,555,288

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2007 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands, except per share amounts)
Net revenues:
Products	$248,779	$229,504	$481,770	$424,137
Services	68,926	59,206	133,250	118,266

Net revenues	317,705	288,710	615,020	542,403
Cost of revenues:
Cost of products	124,925	112,338	243,232	212,329
Cost of services	38,932	39,152	79,437	79,457

Total cost of revenues	163,857	151,490	322,669	291,786

Gross profit	153,848	137,220	292,351	250,617
Operating expenses:
Engineering and development	56,154	52,417	111,303	101,679
Selling and administrative	65,463	62,182	130,684	125,129
Acquired intangible asset amortization	4,774	955	8,637	1,866
In-process research and development	—	—	1,100	16,700
Restructuring and other, net	12,726	568	24,511	2,815

Operating expenses	139,117	116,122	276,235	248,189

Income from operations	14,731	21,098	16,116	2,428
Interest income	2,932	9,299	7,544	19,398
Interest expense and other	(484)	303	(14)	2,545

Income from continuing operations before income taxes	17,179	30,700	23,646	24,371
Provision for income taxes	6,100	3,454	10,200	4,839

Income from continuing operations	11,079	27,246	13,446	19,532
Income from discontinued operations before taxes	—	618	—	711
Provision for income taxes	—	210	—	225

Income from discontinued operations	—	408	—	486

Net income	$11,079	$27,654	$13,446	$20,018

Income from continuing operations per common share:
Basic	$0.06	$0.14	$0.08	$0.10

Diluted	$0.06	$0.14	$0.08	$0.10

Net income per common share:
Basic	$0.06	$0.15	$0.08	$0.11

Diluted	$0.06	$0.14	$0.08	$0.10

Weighted average common share—basic	170,644	189,391	172,203	189,508

Weighted average common share—diluted	174,096	191,405	174,909	191,184

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 29, 2008	July 1, 2007
	(in thousands)
Cash flows from operating activities:
Net income	$13,446	$20,018
Income from discontinued operations	—	486

Income from continuing operations	13,446	19,532
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	39,077	30,965
Amortization	9,720	3,904
Stock-based compensation	10,821	14,068
In-process research and development charge	1,100	16,700
Gain on sale of land and building	(1,682)	—
Gain on sale of product lines	—	(906)
Provision for inventory	3,254	1,062
Non-cash charge for the sale of inventories revalued at the date of acquisition	4,346	—
Other non-cash items, net	(291)	1,312
Changes in operating assets and liabilities, net of businesses and product lines acquired and sold:
Accounts receivable	4,488	(55,795)
Inventories	(1,223)	24,327
Other assets	(6,195)	(3,435)
Accounts payable, deferred revenue and accrued expenses	10,410	(10,016)
Retirement plans contributions	(3,717)	(1,644)
Income taxes payable	(2,608)	(25,953)

Net cash provided by continuing operations	80,946	14,121
Net cash used for discontinued operations	—	(2,998)

Net cash provided by operating activities	80,946	11,123

Cash flows from investing activities:
Investments in property, plant and equipment	(56,702)	(44,611)
Acquisition of technology	—	(17,600)
Proceeds from sale of product lines and business	—	906
Proceeds from sale of land and building	17,716	—
Acquisition of business, net of cash acquired	(285,324)	—
Purchases of available-for-sale marketable securities	(40,581)	(243,352)
Proceeds from sale and maturities of available-for-sale marketable securities	89,777	132,244

Net cash used for continuing operations	(275,114)	(172,413)
Net cash used for discontinued operations	—	(189)

Net cash used for investing activities	(275,114)	(172,602)

Cash flows from financing activities:
Repurchase of common stock	(91,191)	(27,610)
Issuance of common stock under employee stock option and stock purchase plans	9,082	14,279

Net cash used for financing activities	(82,109)	(13,331)

Decrease in cash and cash equivalents	(276,277)	(174,810)
Cash and cash equivalents at beginning of period	562,371	568,025

Cash and cash equivalents at end of period	$286,094	$393,215

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007 are an integral part of the condensed consolidated financial statements.

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

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2007 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” (SFAS No. 141(R)) This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. Teradyne is currently evaluating the impact of adopting this standard.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Teradyne will adopt SFAS No. 161 in fiscal year 2009.

In April 2008, the FASB issued Staff Position No.142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142 ,”Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets.

D. Financial Instruments

Effective January 1, 2008, Teradyne has adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities. As defined in SFAS No.157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the quarter or six months ended June 29, 2008. SFAS No.157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

Level 2: Inputs other than Level 1, that are observable either directly or indirectly as of the reporting date. For example, a common approach for valuing fixed income securities is the use of matrix pricing. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices, and therefore is considered a Level 2 input.

Level 3: Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include Teradyne’s own data.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne’s marketable securities consist primarily of high quality, corporate debt securities that are valued using matrix pricing. Teradyne has reviewed and agrees with the valuation methodologies and procedures utilized by these parties. The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2008.

	June 29, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term marketable securities	$—	$19,780	$—	$19,780
Long-term marketable securities	9,390	99,072	—	108,462

Total	$9,390	$118,852	$—	$128,242

E. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The following represents the activity in the warranty accrual and is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Balance at beginning of period	$9,933	$11,327	$9,340	$12,897
Acquisition	—	—	492	—
Accruals for warranties issued during the period	3,606	3,529	7,209	6,829
Accruals related to pre-existing warranties (includes changes in estimates)	577	(873)	1,182	(1,870)
Settlements made during the period	(4,334)	(3,734)	(8,441)	(7,607)

Balance at end of period	$9,782	$10,249	$9,782	$10,249

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The following represents the activity in the extended warranty and is included in short-term deferred revenue and long-term other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Balance at beginning of period	$6,612	$7,777	$6,610	$8,350
Deferral of new extended warranty revenue	1,686	1,115	2,880	1,934
Recognition of extended warranty deferred revenue	(1,195)	(1,290)	(2,387)	(2,682)

Balance at end of period	$7,103	$7,602	$7,103	$7,602

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Stock-Based Compensation

During the six months ended June 29, 2008, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 3.1 million at the weighted average grant date fair value of $10.66. Service based awards granted to employees and executives vest in equal installments over four years. A significant number of awards granted to executive officers were performance-based restricted stock units. The performance–based restricted stock units granted to the executives in January 2008 cliff vest on the third anniversary of the grant. The amount of actual performance-based awards that will vest will be determined on the first anniversary of the grant. Awards granted to non-employee directors vest on the first anniversary of the grant date.

During the six months ended July 1, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.27. Service based awards granted to employees and executives vest in equal installments over four years. A significant number of awards granted to executive officers were performance-based restricted stock units. The performance-based restricted stock units granted to the executives in January 2007 vest in equal installments over four years. The amount of actual performance-based awards that will vest was determined on the first anniversary of the grant. Awards granted to non-employee directors vested on the first anniversary of the grant date.

G. Comprehensive Income

Comprehensive income is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Net income	$11,079	$27,654	$13,446	$20,018
Foreign currency translation adjustments	(233)	256	(1,055)	234
Change in unrealized loss on foreign exchange contracts	—	55	—	55
Change in unrealized loss on marketable securities, net of taxes of $0, $0, $0 and $0	(672)	596	(3,126)	2,165
Retirement plans net gain, net of taxes of $431, $22, $447 and $60	2,643	2,582	2,988	3,744
Retirement plans prior service benefit, net of taxes of $0, $0, $0 and $0	153	154	307	307
Retirement plans net transition asset, net of taxes of $(2), $(11), $(5) and $(18)	(16)	(46)	(16)	(24)

Comprehensive income	$12,954	$31,251	$12,544	$26,499

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

	Semiconductor Test	Systems Test Group	Total
	(in thousands)
Balance at December 31, 2007	$—	$69,147	$69,147
Goodwill acquired during period	172,583	—	172,583

Balance at June 29, 2008	$172,583	$69,147	$241,730

Amortizable intangible assets consist of the following and are included in intangible and other assets:

	June 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$72,793	$20,875	$51,918	6.2 years
Customer relationships and service and software maintenance contracts	50,679	6,812	43,867	6.9 years
Trade names and trademarks	4,100	3,292	808	7.5 years

Total intangible assets	$127,572	$30,979	$96,593	6.5 years

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$15,734	$3,459	7.5 years
Customer relationships and service and software maintenance contracts	4,779	3,678	1,101	8.0 years
Trade names and trademarks	3,800	2,929	871	8.0 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$28,472	$22,480	$5,992	7.6 years

Aggregate intangible asset amortization expense was $4.8 million for the three months ended June 29, 2008 and $1.0 million for the three months ended July 1, 2007. Aggregate intangible asset amortization expense was $8.6 million for the six months ended June 29, 2008 and $1.9 million for the six months ended July 1, 2007. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2008 (remainder)	$10,068
2009	19,368
2010	16,697
2011	15,239
2012	13,112

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands, except per share amounts)
Income from continuing operations	$11,079	$27,246	$13,446	$19,532
Income from discontinued operations	—	408	—	486

Net income	$11,079	$27,654	$13,446	$20,018

Shares used in income per common share—basic	170,644	189,391	172,203	189,508
Effect of dilutive potential common shares:
Employee and director stock options	1,986	1,169	1,582	1,057
Restricted stock units	1,269	742	999	552
Employee stock purchase rights	197	103	125	67

Dilutive potential common shares	3,452	2,014	2,706	1,676

Shares used in net income per common share—diluted	174,096	191,405	174,909	191,184

Net income per common share—basic
Continuing operations	$0.06	$0.14	$0.08	$0.10
Discontinued operations	—	0.01	—	0.01

	$0.06	$0.15	$0.08	$0.11

Net income per common share—diluted
Continuing operations	$0.06	$0.14	$0.08	$0.10
Discontinued operations	—	—	—	—

	$0.06	$0.14	$0.08	$0.10

The computation of diluted net income per common share for the three and six months ended June 29, 2008 excludes the effect of the potential exercise of options to purchase approximately 13.6 million and 14.2 million shares and restricted stock units of 1.2 million and 1.3 million shares, respectively, because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 1, 2007 excludes the effect of the potential exercise of options to purchase approximately 14.4 million and 14.6 million shares, respectively, because the effect would have been anti-dilutive.

J. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended June 29, 2008. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the fourth quarter of 2008. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2012. Teradyne expects to pay approximately $3.2 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $8.9 million as of June 29, 2008.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—
Charges/ (Credits)	(1,682)	10,344	12,949	550	22,161
Cash payments	—	(593)	(8,822)	—	(9,415)
Accelerated depreciation and other	1,682	(8,975)	—	(550)	(7,843)

Balance at June 29, 2008	$—	$776	$4,127	$—	$4,903

During the six months ended June 29, 2008, Teradyne recorded the following restructuring activities:

•	$12.9 million of severance charges across all functions and segments related to headcount reductions of 261 people;

•

$9.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•	$0.4 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK;

•	$0.7 million of facility charges in the Semiconductor Test segment related to the early exit of a facility in Ontario, Canada;

•	$1.7 million gain on the sale of real estate in the Semiconductor Test segment for a facility in Agoura Hills, CA; and

•	$0.6 million charge in the Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

2007 Activities

(in thousands)	Severance and Benefits
Balance at December 31, 2007	$1,108
Credits	(194)
Cash payments	(556)

Balance at June 29, 2008	$358

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$7,802	$250	$8,052
Charges/ (Credits)	2,676	(132)	2,544
Cash payments	(895)	(62)	(957)

Balance at June 29, 2008	$9,583	$56	$9,639

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 29, 2008, Teradyne recorded the following adjustment to its pre-2007 restructuring activities:

•	$2.7 million facility related charge in the Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

K. Stock Repurchase Program

In November 2007, Teradyne’s Board of Directors authorized a $400 million stock repurchase program. During the three months ended June 29, 2008, Teradyne repurchased 4.7 million shares of common stock for $58.2 million at an average price of $12.46. For the six months ended June 29, 2008, Teradyne repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20 per share. The cumulative repurchases as of June 29, 2008 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14.

L. Acquisitions

Business

On January 24, 2008, Teradyne completed its acquisition of Nextest Systems Corporation (“Nextest”) of San Jose, California, for a total purchase price of $401.6 million, which consisted of $367.8 million of cash paid to acquire the outstanding common stock of Nextest, at a price of $20.00 per share, $27.7 million in fair value of assumed vested stock options and restricted stock units, which were converted into stock options and restricted stock units to purchase Teradyne’s common stock, and $6.1 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services. The fair value of stock options was estimated using the following weighted average assumptions:

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Nextest acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of Nextest’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired tax assets and assumed tax liabilities and the completion of facility exit and restructuring plans. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $172.6 million was allocated to goodwill, which is not deductible for tax purposes. The following represents the preliminary allocation of the purchase price:

Amount
(in thousands)
Goodwill	$172,583
Other intangible assets	99,800
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	88,513
Other current assets	55,332
Non-current assets	16,306
Accounts payable and current liabilities	(26,487)
Other long-term liabilities	(5,542)
In-process research and development	1,100

Total purchase price	$401,605

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

The following pro forma information gives effects of the acquisition as if the acquisition occurred on January 1, 2008 and 2007. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

	For the Three Months Ended	For the Six Months Ended
	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	$302,490	$624,751	$577,335
Net income (loss)	19,246	13,086	(145)
Net income per common share:
Basic	$0.10	$0.08	$0.00

Diluted	$0.10	$0.07	$0.00

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The six months pro forma results above include the following non recurring expense items: in-process research and development charge of $1.1 million and acquired inventory fair value adjustment of $4.3 million, in both six months periods presented.

Technology

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. (“MOSAID”) for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets. In the three months ended June 29, 2008, Teradyne recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

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

Components of net periodic pension cost for all plans for the three and six months ended June 29, 2008 and July 1, 2007 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$1,107	$1,268	$2,490	$2,811
Interest cost	4,418	4,118	8,856	8,274
Expected return on plan assets	(5,167)	(4,879)	(10,345)	(9,762)
Amortization of unrecognized:
Net transition obligation	(7)	(17)	(15)	(33)
Prior service cost	212	213	424	424
Net loss	346	847	713	1,822
Curtailment gain	(357)	—	(357)	—

Total expense	$552	$1,550	$1,766	$3,536

Teradyne contributed $0.8 million to its United Kingdom Pension Plan, $0.6 million to its Japan Pension Plan, $0.6 million to its U.S. Pension Plan and $0.3 million to its other foreign Pension Plans in the six months ended June 29, 2008.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Post-Retirement Benefit Plans

In addition to receiving pension benefits, Teradyne’s U.S. employees who meet specific retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death benefits, and medical and dental benefits up to age 65. Death benefits provide a fixed amount to retirees’ survivors and are available to all retirees.

Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

Components of net periodic postretirement benefits cost are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$22	$71	$84	$127
Interest cost	291	317	613	658
Amortization of unrecognized:
Prior service cost	(59)	(59)	(117)	(118)
Net loss	17	50	70	143

Total expense	$271	$379	$650	$810

Teradyne contributed $1.4 million to its U.S. Post-Retirement Benefits Plan in the six months ended June 29, 2008.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007. Due to the sale of Broadband Test Systems on August 1, 2007, its results have been excluded from segment reporting and included in discontinued operations for the three and six months ended July 1, 2007. Segment information for the three and six months ended June 29, 2008 and July 1, 2007 is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended June 29, 2008:
Net sales	$263,588	$54,117	$—	$317,705
Income from continuing operations before taxes(1)(2)	18,983	(3,898)	2,094	17,179
Three months ended July 1, 2007:
Net sales	$230,681	$58,029	$—	$288,710
Income from continuing operations before taxes(1)(2)	15,279	5,621	9,800	30,700
Six months ended June 29, 2008:
Net sales	$511,251	$103,769	$—	$615,020
Income from continuing operations before taxes(1)(2)	23,542	(6,607)	6,711	23,646
Six months ended July 1, 2007:
Net sales	$424,649	$117,754	$—	$542,403
Income from continuing operations before taxes(1)(2)	(6,387)	9,451	21,307	24,371

(1)	Net interest income is included in Corporate and Eliminations.

(2)	Included in the income from continuing operations before taxes for each of the segments for the three and six months ended June 29, 2008 and July 1, 2007 are charges that include restructuring and other, net, in-process research and development and inventory charges, as follows:

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Cost of revenues—inventory charges	$884	$304	$2,039	$354
Restructuring and other, net	8,901	1,483	19,033	2,572
In-process research and development	—	—	1,100	16,700

Total	$9,785	$1,787	$22,172	$19,626

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Cost of revenues—inventory charges	$1,022	$297	$1,215	$708
Restructuring and other, net	3,311	(1,056)	4,745	(296)

Total	$4,333	$(759)	$5,960	$412

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands)
Restructuring and other, net	$514	$141	$733	$539

Total	$514	$141	$733	$539

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended June 29, 2008 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Percentage of total net revenues:
Products	78%	79%	78%	78%
Services	22	21	22	22

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	39	39	39	39
Cost of services	13	13	13	15

Total cost of revenues	52	52	52	54

Gross profit	48	48	48	46
Operating expenses:
Engineering and development	18	18	18	19
Selling and administrative	21	22	21	23
Acquired intangible asset amortization	1	—	2	—
In-process research and development	—	—	—	3
Restructuring and other, net	4	—	4	1

Operating expenses	44	40	45	46

Income from operations	4	8	3	—
Interest & Other	1	3	1	4

Income from continuing operations before income taxes	5	11	4	4
Provision for income taxes	2	1	2	—

Income from continuing operations	3	10	2	4
Income from discontinued operations	—	—	—	—
Provision for income taxes	—	—	—	—

Income from discontinued operations	—	—	—	—

Net income	3%	10%	2%	4%

Provision for income taxes as a percentage of income from continuing operations before income taxes	36%	11%	43%	20%

Second Quarter 2008 Compared to Second Quarter 2007

Bookings

Net bookings for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Semiconductor Test	$260.6	$259.2	$1.4
Systems Test Group	47.3	47.4	(0.1)

	$307.9	$306.6	$1.3

Semiconductor Test orders increased 1% or $1.4 million from the second quarter of 2007 to 2008 due primarily to the acquisition of Nextest which offset a decrease in Teradyne’s Semiconductor Test orders.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the second quarter of 2008 and 2007, there were no significant cancellations penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	June 29, 2008	July 1, 2007
Taiwan	22%	24%
United States	22	15
Singapore	18	13
South East Asia	14	17
Japan	10	7
Europe	7	10
Korea	6	13
Rest of World	1	1

	100%	100%

Backlog of unfilled orders for our two reportable segments was as follows:

	For the Three Months Ended
	June 29, 2008	July 1, 2007
	(in millions)
Semiconductor Test	$270.3	$250.6
Systems Test Group	93.5	93.1

	$363.8	$343.7

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Semiconductor Test	$263.6	$230.7	$32.9
Systems Test Group	54.1	58.0	(3.9)

	$317.7	$288.7	$29.0

Semiconductor Test revenue increased $32.9 million or 14% from the second quarter of 2007 to the second quarter of 2008. The majority of this increase is due to $21.4 million of sales from our Nextest acquisition, followed by an increase in revenue for J750™ systems, and to a lesser extent, higher Flex® family system sales resulting from a growth in wireless demand in the second quarter of 2008 compared to the second quarter of 2007.

The decrease in Systems Test Group revenue of $3.9 million or 7% was spread across all Systems Test Group divisions.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	June 29, 2008	July 1, 2007
Taiwan	23%	19%
United States	19	21
South East Asia	18	16
Japan	11	11
Europe	10	10
Singapore	9	15
Korea	7	6
Rest of the World	3	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	June 29, 2008	July 1, 2007
	(in millions)
Gross Profit	$153.8	$137.2	$16.6
Percent of Total Revenue	48.4%	47.5%	0.9

Gross profit as a percentage of revenue increased from the second quarter of 2007 to the second quarter of 2008 by 0.9 percentage points due to higher volume and improved service margins in our Semiconductor Test group.

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

The provisions for excess and obsolete inventory were $1.9 million and $0.6 million for the three months ended June 29, 2008 and July 1, 2007, respectively. During the three months ended June 29, 2008 and July 1, 2007, we scrapped $2.3 million and $3.9 million of inventory, respectively, and sold $0.2 million and $0.6 million of previously written-down or written-off inventory, respectively. As of June 29, 2008, we have inventory related reserves for amounts which had been written-down or written-off totaling $100.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Engineering and Development	$56.2	$52.4	$3.8
Percent of Total Revenue	17.7%	18.2%

The increase of $3.8 million in engineering and development expenses is due to the acquisition of Nextest.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Selling and Administrative	$65.5	$62.2	$3.3
Percent of Total Revenue	20.6%	21.5%

The increase of $3.3 million from the second quarter of 2007 to 2008 is primarily due to the acquisition of Nextest, which is offset in part by $2.5 million of lower variable employee compensation and $1.5 million of lower general and administrative expenses and facilities costs.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended June 29, 2008. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings, and is expected to be paid by the end of the fourth quarter of 2008. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2012. We expect to pay approximately $3.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $8.9 million as of June 29, 2008.

2008 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at March 30, 2008	$—	$184	$1,825	$—	$2,009
Charges/ (Credits)	(1,682)	5,672	5,517	550	10,057
Cash payments	—	(593)	(3,215)	—	(3,808)
Accelerated depreciation and other	1,682	(4,487)	—	(550)	(3,355)

Balance at June 29, 2008	$—	$776	$4,127	$—	$4,903

During the three months ended June 29, 2008, we recorded the following restructuring activities:

•	$5.5 million of severance charges across all functions and segments related to headcount reductions of 104 people;

•

$4.5 million of facility charges across both segments related to accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•	$0.2 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK;

•	$0.7 million of facility charges in our Semiconductor Test segment related to the early exit of a facility in Ontario, Canada;

•	$1.7 million gain on the sale of real estate in our Semiconductor Test segment for a facility in Agoura Hills, CA; and

•	$0.6 million charge in our Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

The restructuring actions taken during the three months ended June 29, 2008, are expected to generate quarterly cost savings of approximately $2.8 million.

2007 Activities

(in thousands)	Severance and Benefits
Balance at March 30, 2008	$477
Charges	(7)
Cash payments	(112)

Balance at June 29, 2008	$358

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at March 30, 2008	$7,083	$42	$7,125
Credits	2,676	—	2,676
Cash payments	(176)	14	(162)

Balance at June 29, 2008	$9,583	$56	$9,639

During the three months ended June 29, 2008, we recorded the following adjustment to our pre-2007 restructuring activities:

•	$2.7 million facility related charge in our Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

Interest Income and Other, net

Interest income decreased by $6.4 million from $9.3 million in the second quarter of 2007 to $2.9 million in the second quarter of 2008, due primarily to lower cash balances as a result of the acquisition of Nextest and stock repurchase activity.

Income Taxes

The tax expense of $6.1 million and $3.5 million for the second quarter of 2008 and for the second quarter of 2007, consists of foreign taxes and U.S. Federal tax for 2008 and primarily foreign taxes for 2007. The effective tax rate of 36% for the second quarter of 2008 was caused by foreign losses for which no tax benefit was recorded. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets in the U.S. may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for these net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance was reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Six Months of 2008 Compared to Six Months of 2007

Bookings

Net bookings for our two reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Semiconductor Test(1)	$524.4	$461.9	$62.5
Systems Test Group	94.9	90.6	4.3

	$619.3	$552.5	$66.8

(1)	Includes Nextest bookings from January 24, 2008 through June 29, 2008.

Semiconductor Test orders increased 14% or $62.5 million from the first six months of 2007 to the first six months of 2008 due primarily to the acquisition of Nextest. The remainder of the increase was in service orders, as annual service contracts that are typically booked in the fourth quarter shifted into the first quarter of 2008.

Systems Test Group increase in orders of $4.3 million or 5% was primarily due to strong program buying in the Mil/ Aero business unit.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first half of 2008 and 2007, there were no significant cancellations penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Taiwan	23%	18%
United States	20	19
South East Asia	17	15
Singapore	12	16
Japan	10	12
Europe	9	11
Korea	8	8
Rest of the World	1	1

	100%	100%

Revenue

Net revenues for our two reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Semiconductor Test	$511.2	$424.6	$86.6
Systems Test Group	103.8	117.8	(14.0)

	$615.0	$542.4	$72.6

Semiconductor Test revenue increased $86.6 million or 20% from the first six months of 2007 to the first six months of 2008 due primarily to the Nextest acquisition. The remainder of the increase was in both Flex family, due to strength in demand for systems with wireless configurations, and J750 products.

The decrease in Systems Test Group revenue of $14.0 million or 12% resulted from a decrease in our Commercial Board Test and Diagnostic Solutions business units.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Taiwan	21%	13%
United States	19	24
South East Asia	19	14
Japan	11	12
Singapore	9	15
Europe	9	12
Korea	8	7
Rest of the World	4	3

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/ Point Change
	June 29, 2008	July 1, 2007
	(in millions)
Gross Profit	$292.4	$250.6	$41.8
Percent of Total Revenue	47.5%	46.2%	1.3

Gross margins as a percentage of revenue increased from the first six months of 2007 to the first six months of 2008 by 1.3 percentage points. This increase is the result of higher volume and improved service margins, offset in part by a $4.3 million charge to adjust Nextest inventory to fair value.

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

The provisions for excess and obsolete inventory were $3.3 million and $1.1 million for the six months ended June 29, 2008 and July 1, 2007, respectively. During the six months ended June 29, 2008 and July 1, 2007, we scrapped $10.1 million and $9.2 million of inventory, respectively, and sold $1.3 million and $0.6 million of previously written-down or written-off inventory, respectively. As of June 29, 2008, we have inventory related reserves for amounts which had been written-down or written-off of $100.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Engineering and Development	$111.3	$101.7	$9.6
Percent of Total Revenue	18.1%	18.7%

The increase of $9.6 million in engineering and development expenses is due primarily to the acquisition of Nextest as well as increased investment in engineering to enter adjacent markets.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2008	July 1, 2007
	(in millions)
Selling and Administrative	$130.7	$125.1	$5.6
Percent of Total Revenue	21.2%	23.1%

The increase of $5.6 million from the second quarter of 2007 to the second quarter of 2008 is due to the acquisition of Nextest, which is offset in part by $2.8 million of lower general and administrative expenses and facilities costs, $2.0 million of lower selling and marketing expenses due to reductions in workforce and $1.6 million of lower variable employee compensation.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended June 29, 2008. The accrual for severance payments and employee’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the fourth quarter of 2008. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $3.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $8.9 million as of June 29, 2008.

2008 Activities

(in thousands)	Gain on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—
Charges/ (Credits)	(1,682)	10,344	12,949	550	22,161
Cash payments	—	(593)	(8,822)	—	(9,415)
Accelerated depreciation and other	1,682	(8,975)	—	(550)	(7,843)

Balance at June 29, 2008	$—	$776	$4,127	$—	$4,903

During the six months ended June 29, 2008, we recorded the following restructuring activities:

•	$12.9 million of severance charges across all functions and segments related to headcount reductions of 261 people;

•

$9.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of this activity to an outsourced partner;

•	$0.4 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK;

•	$0.7 million of facility charges in our Semiconductor Test segment related to the early exit of a facility in Ontario, Canada;

•	$1.7 million gain on the sale of real estate in our Semiconductor Test segment for a facility in Agoura Hills, CA; and

•	$0.6 million charge in our Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

The restructuring actions taken during the six months ended June 29, 2008, are expected to generate quarterly cost savings of approximately $6.1 million.

2007 Activities

(in thousands)	Severance and Benefits
Balance at December 31, 2007	$1,108
Credits	(194)
Cash payments	(556)

Balance at June 29, 2008	$358

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$7,802	$250	$8,052
Charges/ (Credits)	2,676	(132)	2,544
Cash payments	(895)	(62)	(957)

Balance at June 29, 2008	$9,583	$56	$9,639

During the six months ended June 29, 2008, we recorded the following adjustment to our pre-2007 restructuring activities:

•	$2.7 million facility related charge in our Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

In-process Research and Development

On January 24, 2008, we completed our acquisition of Nextest for the total purchase price of $401.6 million. Of the purchase price, $1.1 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations.

Interest Income and Expense

Interest income decreased by $11.9 million from $19.4 million in the first six months of 2007 to $7.5 million in the first six months of 2008, due primarily to lower cash balances as a result of the acquisition of Nextest and stock repurchase activity.

Income Taxes

The tax expense of $10.2 million and $4.8 million for the first six months of 2008 and the first six months of 2007 consists of foreign taxes and U.S. Federal tax for 2008 and primarily foreign taxes for 2007. The year to date effective rate of 43% was caused by foreign losses for which no tax benefit was recorded and non deductible intangible asset amortization expense associated with our acquisition of Nextest. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets in the U.S. may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance was reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $328.6 million in the first six months of 2008, to $414.3 million. Cash and cash equivalents activity for the first six months of 2008 and 2007 were as follows:

	For the Six Months Ended
	June 29, 2008	July 1, 2007
	(in millions)
Cash provided by (used for) operating activities:
Net income from continuing operations, adjusted for non-cash items	$79.8	$86.6
Changes in operating assets and liabilities, net of businesses and product lines acquired and sold	1.1	(72.5)
Cash used for discontinued operations	—	(3.0)

Total cash provided by operating activities	80.9	11.1
Cash used for investing activities from continuing operations	(275.1)	(172.4)
Cash used for investing activities from discontinued operations	—	(0.2)

Total cash used for investing activities	(275.1)	(172.6)
Total cash used for financing activities	(82.1)	(13.3)

Decrease in cash and cash equivalents	$(276.3)	$(174.8)

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $1.1 million in the first six months of 2008 due primarily to a decrease in accounts receivable of $4.5 million and an increase in accounts payable, deferred revenue and accrued expenses of $10.4 million. Accounts receivable decreased $4.5 million due to a decrease in days sales outstanding from 66 days as of December 31, 2007 to 61 days as of June 29, 2008 as a result of improved collections. These increases in cash were partially offset by an increase in other assets of $6.2 million and retirement plan contributions of $3.7 million. Changes in operating assets and liabilities used cash of $72.5 million in the first six months of 2007 due primarily to an increase in accounts receivable of $55.8 million and a decrease in accrued income taxes of $26.0 million for taxes paid primarily in foreign jurisdictions. Accounts receivable increased $55.8 million, primarily in the Semiconductor Test segment, partially due to increased volume since December 31, 2006 and partially due to an increase in days sales outstanding from 55 days as of December 31, 2006 to 67 days as of July 1, 2007 due to increased shipments in the last month of the period. Inventory decreased $24.3 million in the first six months of 2007 primarily in our Semiconductor Test segment and to a lesser extent in the Systems Test Group segment.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from asset disposals, cash paid for assets and purchases of capital assets and businesses. Investing activities used cash of $275.1 million in the first six months of 2008, primarily due to $285.3 million of cash used for the acquisition of Nextest, net of cash acquired.

Financing activities include issuance of our common stock and repurchases of our common stock. During the six months ended June 29, 2008, we repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20.

We believe our cash, cash equivalents and marketable securities balance of $414.3 million will be sufficient to meet working capital and expenditure needs for at least the foreseeable future. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” (SFAS No. 141(R)) This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. We are currently evaluating the impact of adopting this standard.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will adopt SFAS No. 161 in fiscal year 2009.

In April 2008, the FASB issued Staff Position No.142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142 ,”Goodwill and Other Intangible Assets”, about estimating useful lives of a recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table includes information with respect to repurchases we made of our common stock during the three-month period ended June 29, 2008 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs(1)
March 31, 2008–April 27, 2008	657	$12.14	4,439	$347,617
April 28, 2008–May 25, 2008	616	$13.61	5,055	$339,231
May 26, 2008–June 29, 2008	3,399	$12.32	8,454	$297,375

	4,672	$12.46	8,454	$297,375

(1)	In November 2007, our Board of Directors authorized a stock repurchase program. Under the program, we are permitted to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means. During the three months ended June 29, 2008, we repurchased 4.7 million shares of common stock for $58.2 million at an average price of $12.46. The cumulative repurchases as of June 29, 2008 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14.

Item 4: Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on May 22, 2008.

(b)	The following nominees were elected as directors to serve until the 2009 annual meeting of shareholders:

Nominee	Total Votes “FOR”	Total Votes “AGAINST”	Total Votes “ABSTAINING”
James W. Bagley	157,367,926	1,314,351	1,559,558
Michael A. Bradley	157,391,278	1,292,361	1,558,196
Albert Carnesale	157,339,568	1,346,785	1,555,482
Edwin J. Gillis	157,739,689	975,685	1,526,461
Vincent M. O’Reilly	157,693,775	988,713	1,559,347
Paul J. Tufano	157,653,934	1,028,497	1,559,404
Roy A. Vallee	157,393,410	1,288,640	1,559,785
Patricia S. Wolpert	157,368,315	1,339,022	1,534,498

(c)	The other proposals voted upon at the annual meeting were:

1. To approve an amendment to the 2006 Equity and Cash Compensation Incentive Plan to establish a $3 million per fiscal year maximum amount of variable compensation awards that can be received by a participant.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
149,112,069	9,521,590	1,608,176	0

2. To ratify the selection of PricewaterhouseCoopers LLP as independent auditors for fiscal year ending December 31, 2008.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
157,719,141	1,155,956	1,366,738	0

Item 6: Exhibits

Exhibit Number	Description
10.1	2006 Equity and Cash Compensation Incentive Plan, as amended * (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 7, 2008