Form 10-Q
period 2008-09-28
TERADYNE, INC
filed 2008-11-07
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 31, 2008 was 169,288,060 shares.

TERADYNE, INC.

PART I

Item 1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 28, 2008	December 31, 2007
	(in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$292,573	$562,371
Marketable securities	15,502	75,593
Accounts receivable, net of allowance for doubtful accounts of $4,282 and $4,493 on September 28, 2008 and December 31, 2007, respectively	193,870	189,487
Inventories:
Parts	43,162	27,627
Assemblies in process	46,780	31,272
Finished Goods	30,705	21,414

Net inventories	120,647	80,313
Deferred tax assets	30,814	3,216
Prepayments and other current assets	44,088	33,953

Total current assets	697,494	944,933
Property, plant, and equipment, at cost	758,879	825,771
Less: accumulated depreciation	463,711	473,064

Net property, plant, and equipment	295,168	352,707
Marketable securities	159,901	104,978
Goodwill	242,521	69,147
Intangible assets, net	91,559	5,992
Other assets	25,102	24,855
Long-term deferred tax assets	—	6,280
Retirement plans assets	48,854	46,396

Total assets	$1,560,599	$1,555,288

LIABILITIES
Current liabilities:
Accounts payable	$64,206	$57,426
Accrued employee compensation and withholdings	62,664	71,691
Deferred revenue and customer advances	67,794	41,928
Other accrued liabilities	54,800	47,002
Accrued income taxes	238	5,187

Total current liabilities	249,702	223,234
Retirement plans liabilities	74,958	80,388
Deferred tax liabilities	21,351	—
Long-term other accrued liabilities	27,056	22,492

Total liabilities	373,067	326,114

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 169,065 and 173,088 shares issued and outstanding at September 28, 2008 and December 31, 2007, respectively	21,133	21,636
Additional paid-in capital	1,113,319	1,105,441
Accumulated other comprehensive loss	(44,134)	(46,028)
Retained earnings	97,214	148,125

Total shareholders’ equity	1,187,532	1,229,174

Total liabilities and shareholders’ equity	$1,560,599	$1,555,288

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2007 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands, except per share amounts)
Net revenues:
Products	$228,854	$239,299	$710,624	$663,435
Services	68,401	60,162	201,651	178,429

Net revenues	297,255	299,461	912,275	841,864
Cost of revenues:
Cost of products	130,105	117,268	373,337	329,597
Cost of services	39,220	37,947	118,657	117,404

Total cost of revenues	169,325	155,215	491,994	447,001

Gross profit	127,930	144,246	420,281	394,863
Operating expenses:
Engineering and development	52,969	52,245	164,272	153,924
Selling and administrative	58,614	62,178	189,298	187,307
Acquired intangible asset amortization	5,034	954	13,671	2,820
In-process research and development	—	—	1,100	16,700
Restructuring and other, net	28,589	(3,119)	53,100	(304)

Operating expenses	145,206	112,258	421,441	360,447

(Loss) income from operations	(17,276)	31,988	(1,160)	34,416
Interest income	2,740	7,784	10,284	27,182
Interest expense and other	(5,851)	143	(5,865)	2,688

(Loss) income from continuing operations before income taxes	(20,387)	39,915	3,259	64,286
Provision for income taxes	3,070	4,717	13,270	9,556

(Loss) income from continuing operations	(23,457)	35,198	(10,011)	54,730
Income from discontinued operations before taxes	768	6,084	768	6,795
Provision for income taxes	—	293	—	518

Income from discontinued operations	768	5,791	768	6,277

Net (loss) income	$(22,689)	$40,989	$(9,243)	$61,007

(Loss) income from continuing operations per common share:
Basic	$(0.14)	$0.19	$(0.06)	$0.29

Diluted	$(0.14)	$0.19	$(0.06)	$0.29

Net (loss) income per common share:
Basic	$(0.13)	$0.22	$(0.05)	$0.33

Diluted	$(0.13)	$0.22	$(0.05)	$0.32

Weighted average common shares—basic	168,769	183,566	171,058	187,527

Weighted average common shares—diluted	168,769	185,298	171,058	189,222

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(9,243)	$61,007
Income from discontinued operations	768	381
Gain on sale from discontinued operations	—	5,896

(Loss) income from continuing operations	(10,011)	54,730
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	56,580	45,351
Amortization	15,394	5,902
Stock-based compensation	15,909	19,645
In-process research and development charge	1,100	16,700
Loss (gain) on sale of land and building	20,883	(3,597)
Gain on sale of product lines	—	(906)
Gain on life insurance	(1,352)	—
Gain on sale of an equity investment	(2,811)	—
Impairment of marketable securities	8,504	—
Provision for excess and obsolete inventory	24,969	1,479
Non-cash charge for the sale of inventories revalued at the date of acquisition	4,346	—
Other non-cash items, net	323	890
Changes in operating assets and liabilities, net of businesses and product lines acquired and sold:
Accounts receivable	23,050	(75,896)
Inventories	(4,642)	26,724
Other assets	(18,496)	(17,638)
Accounts payable, deferred revenue and accrued expenses	(4,794)	2,900
Retirement plans contributions	(5,290)	(2,128)
Income taxes payable	(4,736)	(30,790)

Net cash provided by continuing operations	118,926	43,366
Net cash provided by (used for) discontinued operations	768	(3,103)

Net cash provided by operating activities	119,694	40,263

Cash flows from investing activities:
Investments in property, plant and equipment	(75,528)	(63,788)
Acquisition of technology	—	(17,600)
Proceeds from sale of product lines and business	—	906
Proceeds from sale of land and building	44,072	7,888
Proceeds from life insurance	3,049	—
Proceeds from sale of an equity investment	2,811	—
Acquisition of business, net of cash acquired	(285,324)	—
Purchases of available-for-sale marketable securities	(135,475)	(333,165)
Proceeds from sale and maturities of available-for-sale marketable securities	131,800	396,436

Net cash used for continuing operations	(314,595)	(9,323)
Net cash provided by discontinued operations	—	10,765

Net cash (used for) provided by investing activities	(314,595)	1,442

Cash flows from financing activities:
Repurchase of common stock	(91,191)	(203,562)
Issuance of common stock under employee stock option and stock purchase plans	16,294	22,910

Net cash used for financing activities	(74,897)	(180,652)

Decrease in cash and cash equivalents	(269,798)	(138,947)
Cash and cash equivalents at beginning of period	562,371	568,025

Cash and cash equivalents at end of period	$292,573	$429,078

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, circuit-board test and inspection systems (“Commercial Board Test”) and automotive diagnostic and test systems (“Diagnostic Solutions”), collectively “Systems Test Group”

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results”, “Item 1A: Risk Factors” and Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In April 2008, the FASB issued Staff Position No.142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142, “Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. Teradyne currently does not have any financial assets with an inactive market.

D. Financial Instruments

Effective January 1, 2008, Teradyne has adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities. As defined in SFAS No.157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market approach technique to value its financial instruments and there were no changes in valuation techniques during the quarter or nine months ended September 28, 2008. SFAS No.157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne’s marketable securities consist primarily of high quality, corporate debt securities that are valued using matrix pricing. Teradyne has reviewed and agrees with the valuation methodologies and procedures utilized by these parties. The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2008.

	September 28, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term marketable securities	$—	$15,502	$—	$15,502
Long-term marketable securities	7,881	152,020	—	159,901

Total	$7,881	$167,522	$—	$175,403

On a quarterly basis Teradyne reviews its investments to identify and evaluate investments that have an indication of a potential other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include:

•	The length of time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Teradyne has determined that it does not intend to hold the marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $8.5 million, in the three and nine months ended September 28, 2008, primarily related to mortgage backed debt securities and financial institutions’ debt securities.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Balance at beginning of period	$9,782	$10,249	$9,340	$12,897
Acquisition	—	—	492	—
Accruals for warranties issued during the period	3,284	3,540	10,493	10,369
Accruals related to pre-existing warranties (includes changes in estimates)	(99)	174	1,083	(1,696)
Settlements made during the period	(3,808)	(3,923)	(12,249)	(11,530)

Balance at end of period	$9,159	$10,040	$9,159	$10,040

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The following represents the activity in the extended warranty and is included in short-term deferred revenue and long-term other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Balance at beginning of period	$7,103	$7,602	$6,610	$8,350
Deferral of new extended warranty revenue	1,144	617	4,024	2,550
Recognition of extended warranty deferred revenue	(1,118)	(1,523)	(3,505)	(4,204)

Balance at end of period	$7,129	$6,696	$7,129	$6,696

F. Stock-Based Compensation

During the nine months ended September 28, 2008, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 3.1 million at the weighted average grant date fair value of $10.66. Service based awards granted to employees and executives vest in equal installments over four years. A significant number of awards granted to executive officers were performance-based restricted stock units. The performance-based restricted stock units granted to the executives in January 2008 cliff vest on the third anniversary of the grant. The amount of actual performance-based awards that will vest will be determined on or near the first anniversary of the grant. Awards granted to non-employee directors vest on the first anniversary of the grant date.

During the nine months ended September 30, 2007, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.0 million at the weighted average grant date fair value of $15.19. Service based awards granted to employees and executives vest in equal installments over

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

four years. A significant number of awards granted to executive officers were performance-based restricted stock units. The performance-based restricted stock units granted to the executives in January 2007 vest in equal installments over four years. The amount of actual performance-based awards that will vest was determined on or near the first anniversary of the grant. Awards granted to non-employee directors vested on the first anniversary of the grant date.

G. Comprehensive Income

Comprehensive income is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Net (loss) income	$(22,689)	$40,989	$(9,243)	$61,007
Foreign currency translation adjustments	(638)	(272)	(1,693)	(38)
Change in unrealized loss on foreign exchange contracts	—	(55)	—	—
Change in unrealized (loss) income on marketable securities, net of taxes of $0, $0, $0 and $0	(689)	2,047	(1,566)	4,212
Reclassification adjustment for realized losses on marketable securities included in net loss	3,484	—	1,235	—
Retirement plans net gain, net of taxes of $50, $(13), $484 and $47	492	861	3,480	4,605
Retirement plans prior service benefit, net of taxes of $0, $0, $0 and $0	153	153	460	460
Retirement plans net transition asset, net of taxes of $(9), $(28), $(1) and $(47)	(6)	29	(22)	5

Comprehensive (loss) income	$(19,893)	$43,752	$(7,349)	$70,251

H. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by segment are as follows:

	Semiconductor Test	Systems Test Group	Total
	(in thousands)
Balance at December 31, 2007	$—	$69,147	$69,147
Goodwill acquired during period	173,374	—	173,374

Balance at September 28, 2008	$173,374	$69,147	$242,521

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortizable intangible assets consist of the following and are included in intangible and other assets:

	September 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$72,793	$23,866	$48,927	6.2 years
Customer relationships and service and software maintenance contracts	50,679	8,662	42,017	6.9 years
Trade names and trademarks	4,100	3,485	615	7.5 years

Total intangible assets	$127,572	$36,013	$91,559	6.5 years

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Completed technology	$19,193	$15,734	$3,459	7.5 years
Customer relationships and service and software maintenance contracts	4,779	3,678	1,101	8.0 years
Trade names and trademarks	3,800	2,929	871	8.0 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$28,472	$22,480	$5,992	7.6 years

Aggregate intangible asset amortization expense was $5.0 million for the three months ended September 28, 2008 and $1.0 million for the three months ended September 30, 2007. Aggregate intangible asset amortization expense was $13.7 million for the nine months ended September 28, 2008 and $2.8 million for the nine months ended September 30, 2007. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2008 (remainder)	$5,034
2009	19,368
2010	16,697
2011	15,239
2012	13,112

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands, except per share amounts)
(Loss) income from continuing operations	$(23,457)	$35,198	$(10,011)	$54,730
Income from discontinued operations	768	5,791	768	6,277

Net (loss) income	$(22,689)	$40,989	$(9,243)	$61,007

Shares used in (loss) income per common share—basic	168,769	183,566	171,058	187,527
Effect of dilutive potential common shares:
Employee and director stock options	—	858	—	991
Restricted stock units	—	837	—	647
Employee stock purchase rights	—	37	—	57

Dilutive potential common shares	—	1,732	—	1,695

Shares used in net (loss) income per common share—diluted	168,769	185,298	171,058	189,222

Net (loss) income per common share—basic
Continuing operations	$(0.14)	$0.19	$(0.06)	$0.29
Discontinued operations	0.01	0.03	0.01	0.04

	$(0.13)	$0.22	$(0.05)	$0.33

Net (loss) income per common share—diluted
Continuing operations	$(0.14)	$0.19	$(0.06)	$0.29
Discontinued operations	0.01	0.03	0.01	0.03

	$(0.13)	$0.22	$(0.05)	$0.32

The computation of diluted net (loss) income per common share for the three and nine months ended September 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 16.2 million and 16.4 million shares and restricted stock units of 1.4 million and 1.4 million shares, respectively, because the effect would have been anti-dilutive.

The computation of diluted net (loss) income per common share for the three and nine months ended September 30, 2007 excludes the effect of the potential exercise of options to purchase approximately 14.1 million and 14.1 million shares, respectively, because the effect would have been anti-dilutive.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the nine months ended September 28, 2008. The accrual for severance payments and employee benefits is reflected in accrued employee compensation and withholdings and is expected to be paid by the end of the first quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2012. Teradyne expects to pay approximately $3.1 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $8.3 million as of September 28, 2008.

2008 Activities

(in thousands)	Loss on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—
Charge	20,883	13,748	15,569	550	50,750
Cash payments	—	(896)	(12,716)	—	(13,612)
Accelerated depreciation and other	(20,883)	(11,966)	—	(550)	(33,399)

Balance at September 28, 2008	$—	$886	$2,853	$—	$3,739

During the nine months ended September 28, 2008, Teradyne recorded the following restructuring activities:

•	$22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•	$15.6 million of severance charges across all functions and segments related to headcount reductions of approximately 300 people;

•

$12.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•	$1.7 million gain on the sale of real estate in the Semiconductor Test segment for a facility in Agoura Hills, CA;

•	$0.7 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK;

•	$0.7 million of facility charges in the Semiconductor Test segment related to the early exit of a facility in Ontario, Canada; and

•	$0.6 million charge in the Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Activities

(in thousands)	Severance and Benefits
Balance at December 31, 2007	$1,108
Credits	(194)
Cash payments	(826)

Balance at September 28, 2008	$88

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$7,802	$250	$8,052
Charges/ (Credits)	2,676	(132)	2,544
Cash payments	(1,446)	(62)	(1,508)

Balance at September 28, 2008	$9,032	$56	$9,088

During the nine months ended September 28, 2008, Teradyne recorded the following adjustment to its pre-2007 restructuring activities:

•	$2.7 million facility related charge in the Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

K. Stock Repurchase Program

In November 2007, Teradyne’s Board of Directors authorized a $400 million stock repurchase program. During the three months ended September 28, 2008, Teradyne did not repurchase any shares of common stock. For the nine months ended September 28, 2008, Teradyne repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20 per share. The cumulative repurchases as of September 28, 2008 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14.

L. Acquisitions

Business

Nextest Systems Corporation

On January 24, 2008, Teradyne completed its acquisition of Nextest Systems Corporation (“Nextest”) of San Jose, California, for a total purchase price of $402.4 million, which consisted of $367.8 million of cash paid to acquire the outstanding common stock of Nextest, at a price of $20.00 per share, $28.5 million in fair value of assumed vested stock options and restricted stock units, which were converted into stock options and restricted stock units to purchase Teradyne’s common stock, and $6.1 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services. The fair value of stock options was estimated using the following weighted average assumptions:

Expected life	3.6	years
Expected volatility	40.6%
Risk-free interest rate	2.8%
Dividend yield	0.0%

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Nextest acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of Nextest’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired tax assets and assumed tax liabilities. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $173.4 million was allocated to goodwill, which is not deductible for tax purposes. The following represents the preliminary allocation of the purchase price:

Amount
(in thousands)
Goodwill	$173,374
Other intangible assets	99,800
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	88,513
Other current assets	55,332
Non-current assets	16,306
Accounts payable and current liabilities	(26,487)
Other long-term liabilities	(5,542)
In-process research and development	1,100

Total purchase price	$402,396

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following pro forma information gives effects of the acquisition as if the acquisition occurred on January 1, 2008 and 2007. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	$322,443	$922,006	$899,778
Net income (loss)	33,879	(9,892)	31,330
Net income (loss) per common share:
Basic	$0.18	$(0.06)	$0.17

Diluted	$0.18	$(0.06)	$0.16

The nine months pro forma results above include the following non recurring expense items: in-process research and development charge of $1.1 million and acquired inventory fair value adjustment of $4.3 million, in both nine months periods presented.

Eagle Test Systems, Inc

On September 1, 2008, Teradyne entered into an agreement to acquire Eagle Test Systems, Inc., a Delaware corporation (“Eagle”). At the effective time of the acquisition, each outstanding share of Eagle’s common stock will convert into the right to receive $15.65 per share in cash for a total purchase price of approximately $250 million, net of cash acquired and including the fair value of fully vested employee equity instruments. The acquisition is expected to close in the fourth quarter of 2008.

Technology

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. (“MOSAID”) for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets. In the nine months ended September 28, 2008, Teradyne recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Components of net periodic pension cost for all plans for the three and nine months ended September 28, 2008 and September 30, 2007 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$1,167	$1,387	$3,657	$4,197
Interest cost	4,386	4,133	13,242	12,407
Expected return on plan assets	(5,148)	(4,866)	(15,493)	(14,629)
Amortization of unrecognized:
Net transition obligation	(7)	(17)	(22)	(49)
Prior service cost	212	212	636	635
Net loss	332	905	1,045	2,727
Curtailment gain	—	—	(357)	—

Total expense	$942	$1,754	$2,708	$5,288

Teradyne contributed $0.9 million to its United Kingdom Pension Plan, $1.0 million to its Japan Pension Plan, $0.9 million to its U.S. Pension Plan and $0.4 million to its other foreign Pension Plans in the nine months ended September 28, 2008.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic postretirement benefits cost are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$42	$63	$126	$190
Interest cost	307	329	920	986
Amortization of unrecognized:
Prior service cost	(59)	(58)	(176)	(176)
Net loss	35	71	105	214

Total expense	$325	$405	$975	$1,214

Teradyne contributed $2.1 million to its U.S. Post-Retirement Benefits Plan in the nine months ended September 28, 2008.

N. Commitments and Contingencies

Legal Claims

On July 11, 2008, Xryatex Technology, Ltd (“Xyratex”) filed a complaint against Teradyne in the United States Federal District Court in Los Angeles, California alleging that certain Teradyne disk drive test products infringe one of Xyratex’s patents. The complaint was served on Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement.

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for a rehearing of the ruling that it reversed. In October 2007, the Ninth Circuit denied Teradyne’s petition for rehearing and remanded the case back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal.

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

Teradyne believes that it has meritorious defenses against the above unsettled claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to provide possible ranges of losses that may arise, Teradyne believes the potential losses associated with all of these actions are unlikely to have a material adverse effect on its consolidated financial position, but could possibly be material to its consolidated results of operations of any one period.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2007. Due to the sale of Broadband Test Systems on August 1, 2007, its results have been excluded from segment reporting and included in discontinued operations for the three and nine months ended September 30, 2007. Segment information for the three and nine months ended September 28, 2008 and September 30, 2007 is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 28, 2008:
Net sales	$242,500	$54,755	$—	$297,255
Loss from continuing operations before taxes(1)(2)	(11,671)	(2,452)	(6,264)	(20,387)
Three months ended September 30, 2007:
Net sales	$243,470	$55,991	$—	$299,461
Income from continuing operations before taxes(1)(2)	24,507	3,623	11,785	39,915
Nine months ended September 28, 2008:
Net sales	$753,751	$158,524	$—	$912,275
Income (loss) from continuing operations before taxes(1)(2)	11,871	(9,059)	447	3,259
Nine months ended September 30, 2007:
Net sales	$668,118	$173,746	$—	$841,864
Income from continuing operations before taxes(1)(2)	18,119	13,075	33,092	64,286

(1)	Net interest income, interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income from continuing operations before taxes for each of the segments for the three and nine months ended September 28, 2008 and September 30, 2007 are charges that include restructuring and other, net, in-process research and development and inventory charges, as follows:

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Cost of revenues—inventory charges(1)	$20,190	$138	$22,229	$492
Restructuring and other, net	23,772	(830)	42,805	1,742
In-process research and development	—	—	1,100	16,700

Total	$43,962	$(692)	$66,134	$18,934

(1)	Included in the cost of revenues for the three and nine months ended September 28, 2008 are charges for excess inventory provision recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition.

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Cost of revenues—inventory charges	$1,525	$279	$2,740	$987
Restructuring and other, net	4,266	1,351	9,011	1,055

Total	$5,791	$1,630	$11,751	$2,042

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands)
Restructuring and other, net	$551	$(3,640)	$1,284	$(3,101)

Total	$551	$(3,640)	$1,284	$(3,101)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended September 28, 2008 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Percentage of total net revenues:
Products	77%	80%	78%	79%
Services	23	20	22	21

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	44	39	41	39
Cost of services	13	13	13	14

Total cost of revenues	57	52	54	53

Gross profit	43	48	46	47
Operating expenses:
Engineering and development	18	17	18	18
Selling and administrative	20	21	21	22
Acquired intangible asset amortization	2	—	1	1
In-process research and development	—	—	—	2
Restructuring and other, net	9	(1)	6	—

Operating expenses	49	37	46	43

(Loss) income from operations	(6)	11	—	4
Interest & Other	(1)	2	—	3

(Loss) income from continuing operations before income taxes	(7)	13	—	7
Provision for income taxes	1	1	1	1

(Loss) income from continuing operations	(8)	12	(1)	6
Income from discontinued operations before income taxes	—	2	—	1
Provision for income taxes	—	—	—	—

Income from discontinued operations	—	2	—	1

Net (loss) income	(8)%	14%	(1)%	7%

Provision for income taxes as a percentage of (loss) income from continuing operations before income taxes	15%	12%	407%	15%

Third Quarter 2008 Compared to Third Quarter 2007

Bookings

Net bookings for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Semiconductor Test	$151.8	$217.2	$(65.4)
Systems Test Group	46.3	56.1	(9.8)

	$198.1	$273.3	$(75.2)

Semiconductor Test orders decreased 30% or $65.4 million from the third quarter of 2007 to 2008 due primarily to lower demand from our Outsourced Semiconductor Assembly and Test (“OSAT”) customers in the third quarter of 2008. Nextest contributed $13.7 million of bookings in the third quarter of 2008.

Systems Test Group orders decreased 17% or $9.8 million from the third quarter of 2007 to 2008 due primarily to lower Mil/Aero board test program-related bookings.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the third quarter of 2008 and 2007, there were no significant cancellations penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	September 28, 2008	September 30, 2007
United States	32%	22%
South East Asia	21	19
Japan	14	9
Europe	13	11
Singapore	9	14
Taiwan	7	15
Korea	3	9
Rest of World	1	1

	100%	100%

Backlog of unfilled orders for our two reportable segments was as follows:

	For the Three Months Ended
	September 28, 2008	September 30, 2007
	(in millions)
Semiconductor Test	$179.8	$224.5
Systems Test Group	84.9	93.0

	$264.7	$317.5

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Semiconductor Test	$242.5	$243.5	$(1.0)
Systems Test Group	54.8	56.0	(1.2)

	$297.3	$299.5	$(2.2)

Semiconductor Test revenue decreased $1.0 million from the third quarter of 2007 to the third quarter of 2008. The Nextest acquisition added $19.4 million of sales in third quarter of 2008; Semiconductor Test sales were lower due to decreased demand.

The decrease in Systems Test Group revenue of $1.2 million or 2% was primarily due to lower Mil/Aero board test program-related sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	September 28, 2008	September 30, 2007
United States	23%	19%
Taiwan	19	11
South East Asia	19	17
Singapore	14	15
Japan	9	11
Europe	8	13
Korea	6	12
Rest of the World	2	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	September 28, 2008	September 30, 2007
	(in millions)
Gross Profit	$127.9	$144.2	$(16.3)
Percent of Total Revenue	43.0%	48.2%	(5.2)

Gross profit as a percentage of revenue decreased from the third quarter of 2007 to the third quarter of 2008 by 5.2 percentage points. A decrease of 7.2 points was due to a $21.3 million increase in provision for excess inventory recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition; this decrease was partially offset by improved service margins in our Semiconductor Test group.

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

The provision for excess and obsolete inventory included in cost of revenues was $21.7 million and $0.4 million for the three months ended September 28, 2008 and September 30, 2007, respectively. During the three months ended September 28, 2008 and September 30, 2007, we scrapped $2.6 million and $3.0 million of inventory, respectively, and sold $0.2 million and $0.0 million of previously written-down or written-off inventory, respectively. As of September 28, 2008, we have inventory related reserves for amounts which had been written-down or written-off totaling $119.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Engineering and Development	$53.0	$52.2	$0.8
Percent of Total Revenue	17.8%	17.4%

The increase of $0.8 million in engineering and development expenses is primarily due to an increase in spending related to investments in adjacent markets and the acquisition of Nextest, partially offset by lower variable compensation and a decrease in Semiconductor Test spending.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Selling and Administrative	$58.6	$62.2	$(3.6)
Percent of Total Revenue	19.7%	20.8%

The decrease of $3.6 million from the third quarter of 2007 to 2008 is primarily due to lower variable compensation of $7.1 million and lower general and administrative expenses and facilities costs of $1.8 million, partially offset by an increase due to the acquisition of Nextest.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended September 28, 2008. The accrual for severance payments and employee benefits is reflected in accrued employee compensation and withholdings, and is expected to be paid by the end of the first quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2012. We expect to pay approximately $3.1 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $8.3 million as of September 28, 2008.

2008 Activities

(in thousands)	Loss on Sale of Real Estate	Facility Related	Severance and Benefits	Total
Balance at June 29, 2008	$—	$776	$4,127	$4,903
Charges	22,565	3,404	2,620	28,589
Cash payments	—	(303)	(3,894)	(4,197)
Accelerated depreciation and other	(22,565)	(2,991)	—	(25,556)

Balance at September 28, 2008	$—	$886	$2,853	$3,739

During the three months ended September 28, 2008, we recorded the following restructuring activities:

•	$22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•

$3.0 million of facility charges across both segments related to accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner;

•	$2.6 million of severance charges across all functions and segments related to headcount reductions of approximately 30 people; and

•	$0.3 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK.

The restructuring actions taken during the three months ended September 28, 2008, are expected to generate quarterly cost savings of approximately $1.8 million.

2007 Activities

(in thousands)	Severance and Benefits
Balance at June 29, 2008	$358
Charges	—
Cash payments	(270)

Balance at September 28, 2008	$88

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at June 29, 2008	$9,583	$56	$9,639
Charges	—	—	—
Cash payments	(551)	—	(551)

Balance at September 28, 2008	$9,032	$56	$9,088

Interest Income and Other, net

Interest income decreased by $5.1 million from $7.8 million in the third quarter of 2007 to $2.7 million in the third quarter of 2008, due primarily to lower cash balances as a result of the acquisition of Nextest and stock repurchase activity. In the quarter ended September 28, 2008, Interest Expense and Other included an $8.5 million other-than-temporary impairment of marketable securities, $2.8 million gain on sale of an equity investment, $1.4 million gain on life insurance and a $1.2 million charge for acquisition financing fees.

Income Taxes

The tax expense of $3.1 million and $4.7 million for the third quarter of 2008 and 2007, respectively, consists primarily of foreign taxes. The effective tax rate of 15% for the third quarter of 2008 was caused by temporary differences that do not result in a tax benefit due to the valuation allowance. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets in the U.S. may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for these net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed. If the valuation allowance was reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Nine Months of 2008 Compared to Nine Months of 2007

Bookings

Net bookings for our two reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Semiconductor Test(1)	$676.2	$679.2	$(3.0)
Systems Test Group	141.2	146.7	(5.5)

	$817.4	$825.9	$(8.5)

(1)	Includes Nextest bookings from January 24, 2008 through September 28, 2008.

Semiconductor Test orders decreased $3.0 million from the first nine months of 2007 to the first nine months of 2008 due primarily to lower demand from our OSAT and Integrated Device Manufacturer (“IDM”) customers in the first nine months of 2008, this was partially offset by an increase due to the acquisition of Nextest.

Systems Test Group decrease in orders of $5.5 million or 4% was primarily due to a decrease in orders in our Diagnostic Solutions business unit.

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first nine months of 2008 and 2007, there were no significant cancellations penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
United States	23%	20%
Taiwan	19	17
South East Asia	18	16
Singapore	11	15
Japan	11	11
Europe	10	11
Korea	7	9
Rest of the World	1	1

	100%	100%

Revenue

Net revenues for our two reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Semiconductor Test	$753.8	$668.2	$85.6
Systems Test Group	158.5	173.7	(15.2)

	$912.3	$841.9	$70.4

Semiconductor Test revenue increased $85.6 million or 13% from the first nine months of 2007 to the first nine months of 2008 primarily due to $61.6 million of sales from our Nextest acquisition, and an increase in service revenue.

The decrease in Systems Test Group revenue of $15.2 million or 9% was spread across all Systems Test Group business units.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
United States	21%	23%
Taiwan	20	12
South East Asia	19	15
Singapore	11	16
Japan	10	12
Europe	9	12
Korea	7	8
Rest of the World	3	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/ Point Change
	September 28, 2008	September 30, 2007
	(in millions)
Gross Profit	$420.3	$394.9	$25.4
Percent of Total Revenue	46.1%	46.9%	(0.8)

Gross margins as a percentage of revenue decreased from the first nine months of 2007 to the first nine months of 2008 by 0.8 percentage points. A decrease of 2.6 points was due to a $23.5 million increase in provision for excess inventory recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition; this decrease was partially offset by improved service margins in our Semiconductor Test group.

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

The provisions for excess and obsolete inventory included in cost of revenues were $25.0 million and $1.5 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. During the nine months ended September 28, 2008 and September 30, 2007, we scrapped $12.7 million and $12.8 million of inventory, respectively, and sold $1.5 million and $0.6 million of previously written-down or written-off inventory, respectively. As of September 28, 2008, we have inventory related reserves for amounts which had been written-down or written-off of $119.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Engineering and Development	$164.3	$153.9	$10.4
Percent of Total Revenue	18.0%	18.3%

The increase of $10.4 million in engineering and development expenses is primarily due to an increase in spending related to investments in adjacent markets and the acquisition of Nextest, partially offset by lower variable compensation and a decrease in Semiconductor Test spending.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2008	September 30, 2007
	(in millions)
Selling and Administrative	$189.3	$187.3	$2.0
Percent of Total Revenue	20.8%	22.2%

The increase of $2.0 million from the first nine months of 2007 to the first nine months of 2008 is primarily due to the acquisition of Nextest, partially offset by $7.3 million of lower variable compensation and $3.5 million of lower general and administrative expenses and facilities costs.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the nine months ended September 28, 2008. The accrual for severance payments and employee benefits is reflected in accrued employee compensation and withholdings and is expected to be paid by the end of the first quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $3.1 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $8.3 million as of September 28, 2008.

2008 Activities

(in thousands)	Loss on Sale of Real Estate	Facility Related	Severance and Benefits	Long-Lived Asset Impairment	Total
Balance at December 31, 2007	$—	$—	$—	$—	$—
Charges	20,883	13,748	15,569	550	50,750
Cash payments	—	(896)	(12,716)	—	(13,612)
Accelerated depreciation and other	(20,883)	(11,966)	—	(550)	(33,399)

Balance at September 28, 2008	$—	$886	$2,853	$—	$3,739

During the nine months ended September 28, 2008, we recorded the following restructuring activities:

•	$22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, MA as a result of the transfer of this activity to an outsourced partner;

•	$15.6 million of severance charges across all functions and segments related to headcount reductions of approximately 300 people;

•

$12.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, MA as a result of the transfer of this activity to an outsourced partner;

•	$1.7 million gain on the sale of real estate in our Semiconductor Test segment for a facility in Agoura Hills, CA;

•	$0.7 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK;

•	$0.7 million of facility charges in our Semiconductor Test segment related to the early exit of a facility in Ontario, Canada; and

•	$0.6 million charge in our Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

The restructuring actions taken during the nine months ended September 28, 2008, are expected to generate quarterly cost savings of approximately $8.1 million.

2007 Activities

(in thousands)	Severance and Benefits
Balance at December 31, 2007	$1,108
Credits	(194)
Cash payments	(826)

Balance at September 28, 2008	$88

Pre-2007 Activities

(in thousands)	Facility Related	Severance and Benefits	Total
Balance at December 31, 2007	$7,802	$250	$8,052
Charges/ (Credits)	2,676	(132)	2,544
Cash payments	(1,446)	(62)	(1,508)

Balance at September 28, 2008	$9,032	$56	$9,088

During the nine months ended September 28, 2008, we recorded the following adjustment to our pre-2007 restructuring activities:

•	$2.7 million facility related charge in our Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

In-process Research and Development

On January 24, 2008, we completed our acquisition of Nextest for the total purchase price of $402.4 million. Of the purchase price, $1.1 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations.

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets. In the nine months ended September 28, 2008, we recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

Interest Income and Other, net

Interest income decreased by $16.9 million from $27.2 million in the first nine months of 2007 to $10.3 million in the first nine months of 2008, due primarily to lower cash balances as a result of the acquisition of Nextest and stock repurchase activity. For the quarter and nine months ended September 28, 2008, Interest

Expense and Other included an $8.5 million other-than-temporary impairment of marketable securities, $2.8 million gain on sale of an equity investment, $1.4 million gain on life insurance and a $1.2 million charge for acquisition financing fees. For the nine months ended September 30, 2007, Interest and Other, net included a $1.8 million gain for the recognition of fair value of an asset related to an equity investment.

Income Taxes

The tax expense of $13.3 million and $9.6 million for the first nine months of 2008 and 2007, respectively, consists primarily of foreign taxes. The year to date effective tax rate of 407% was caused by temporary differences that do not result in a tax benefit due to the valuation allowance. As a result of incurring significant operating losses from 2001 through 2003, we determined that it is more likely than not that our deferred tax assets may not be realized, and since the fourth quarter of 2002 we have established a full valuation allowance for our net deferred tax assets. If we generate sustained future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance will be reversed. If the valuation allowance was reversed, a portion would be recorded as an increase to additional paid in capital, and the remainder would be recorded as a reduction to income tax expense.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $275.0 million in the first nine months of 2008, to $468.0 million. Cash and cash equivalents activity for the first nine months of 2008 and 2007 were as follows:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
	(in millions)
Cash provided by operating activities:
Net income from continuing operations, adjusted for non-cash items	$133.8	$140.2
Changes in operating assets and liabilities, net of businesses and product lines acquired and sold	(14.9)	(96.8)
Cash provided by (used for) discontinued operations	0.8	(3.1)

Total cash provided by operating activities	119.7	40.3
Cash used for investing activities from continuing operations	(314.6)	(9.3)
Cash provided by investing activities from discontinued operations	—	10.8

Total cash (used for) provided by investing activities	(314.6)	1.5
Total cash used for financing activities	(74.9)	(180.7)

Decrease in cash and cash equivalents	$(269.8)	$(138.9)

Changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $14.9 million in the first nine months of 2008 due primarily to an increase in other assets of $18.5 million, an increase in inventories of $4.6 million, retirement plan contributions of $5.3 million, and a decrease in income taxes payable of $4.7 million. These decreases in cash were offset by a decrease in accounts receivable of $23.1 million due to a decrease in days sales outstanding from 66 days as of December 31, 2007 to 60 days as of September 28, 2008 as a result of improved collections. Changes in operating assets and liabilities used cash of $96.8 million in the first nine months of 2007 due primarily to an increase in accounts receivable of $75.9 million and a decrease in income taxes payable of $30.8 million for taxes paid primarily in foreign jurisdictions.

Accounts receivable increased $75.9 million, primarily in the Semiconductor Test segment, partially due to increased volume since the end of the year and partially due to an increase in days sales outstanding from 65 days as of December 31, 2006 to 71 days as of September 30, 2007 due to an increase in extended payment terms to certain customers which are generally secured by bank letters of credit. Inventory decreased $26.7 million in the first nine months of 2007 primarily in our Semiconductor Test and to a lesser extent in the Systems Test Group.

Investing activities consist of purchases, sales and maturities of marketable securities, proceeds from asset disposals, cash paid for assets and purchases of capital assets and businesses. Investing activities used cash of $314.6 million in the first nine months of 2008, primarily due to $285.3 million of cash used for the acquisition of Nextest, net of cash acquired. Investing activities used cash of $9.3 million in the first 9 months of 2007, partially due to the acquisition of technology for $17.6 million in the first quarter of 2007.

Financing activities include issuance of our common stock and repurchases of our common stock. During the nine months ended September 28, 2008, we repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20.During the nine months ended September 30, 2007, we repurchased 13.1 million shares of our common stock for $203.6 million at an average price of $15.52 per share.

We operate in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. We believe that our cash, cash equivalents and marketable securities balance of $468.0 million and funds available under financing arrangements will be sufficient to meet our cash requirements for at least the foreseeable future. However, if financing is necessary, there can be no assurance that such capital will be available or that the terms will be acceptable to us. Inflation has not had a significant long-term impact on earnings.

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

In April 2008 the FASB issued Staff Position No.142-3 (FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142 ,”Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible asset. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets.

On October 10, 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (FSP FAS 157-3), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. We currently do not have any financial assets with an inactive market.

Certain Factors That May Affect Future Results

From time to time, information we provide, statements made by our employees or information included in our filings with the SEC (including this Form 10-Q) contain statements that are not purely historical, but are forward looking statements, made under Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. In particular, forward looking statements made herein include projections, plans and objectives for our business, financial condition, operating results, future operations, or future economic performance, statements relating to the sufficiency of capital to meet working capital requirements, capital expenditures, including future lease payments and commitments and contributions to our pension plan, expectations as to customer orders and demand for our products and statements relating to backlog, bookings and cancellations, gross margins and pricing considerations. These statements are neither promises nor guarantees but involve risks and uncertainties, both known and unknown, which could cause our actual future results to differ materially from those stated in any forward looking statements. Factors that may cause such differences include, but are not limited to the following:

•	demand for our products is and may continue to be affected by conditions affecting the markets in which we operate including uncertainties related to the global economy in general;

•

our access to credit is affected by the continued volatility and further deterioration in the financial markets, including uncertainties and disruptions in credit markets and the availability of credit;

•	we may not realize the benefits of recent and future acquisitions, and strategic alliances, such as Nextest Systems Corporation and (once acquired) Eagle Test Systems;

•	the planned acquisition of Eagle Test Systems may not be consummated;

•	we are subject to intense competition;

•	our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	our operating results are likely to fluctuate significantly;

•	we are subject to risks of operating internationally;

•

if we fail to develop new technologies to adapt to our customers’ needs, if we delay new product introductions, and if our customers fail to accept our new products, our revenues will be adversely affected;

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

These factors, and others, are discussed from time to time in our filings with the SEC, including our Annual Report on Form 10-K filed with the SEC on February 28, 2008 for the year ended December 31, 2007 and at Item 1A of this Quarterly Report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

On July 11, 2008, Xryatex Technology, Ltd (“Xyratex”) filed a complaint against Teradyne in the United States Federal District Court in Los Angeles, California alleging that certain Teradyne disk drive test products infringe one of Xyratex’s patents. The complaint was served on Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing and remanded the case back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal.

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

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions are unlikely to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

Item 1A: Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risk factors set forth in our Annual Report on Form 10-K remain applicable to our business, with the addition of the new risk factors set forth below.

The risks described below and in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

The global financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken historic actions intended to address extreme market conditions that include severely restricted credit. There may be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. Any decline in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. Although we are taking actions to address the effects of the current economic crisis, including implementing cost control and reduction measures, we cannot predict whether these will be sufficient to offset certain of the negative trends that might affect our business. We are unable to predict the likely duration and severity of the current disruption in financial markets, credit availability and adverse economic conditions throughout the world.

We may not be able to realize the benefits of our acquisitions.

In January 2008, we acquired Nextest Systems Corporation. On September 1, 2008, we entered into an Agreement and Plan of Merger to acquire Eagle Test Systems, Inc. We may not be able to realize the synergies and cost savings from the integration of Nextest Systems Corporation and (once acquired) Eagle Test Systems, Inc. with our existing operations and company culture. Integration and other risks associated with business combinations can be more pronounced for larger and more complicated transactions such as our recently completed acquisition of Nextest Systems Corporation and our pending acquisition of Eagle Test Systems, Inc. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. We cannot assure you that, following an acquisition, we will achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) that adversely affect our operating results. Additionally we may fund acquisitions by utilizing our cash, raising debt, issuing shares of our common stock, or by other means. In the case of our pending acquisition of Eagle Test Systems, Inc. we expect to obtain financing for a portion of the acquisition. However, there can be no assurance that such financing will be available or that the terms will be acceptable to us. Using our own cash or incurring debt to finance an acquisition may prevent us from pursuing other business opportunities.

We may need additional financing, which could be difficult to obtain.

We expect that our cash, cash equivalents and marketable securities balance of $468 million and funds available under financing arrangements will be sufficient to meet our cash requirements for the foreseeable future. However, if financing is necessary, we cannot be certain that we will be able to obtain such financing or that the terms will be acceptable to us. Further, if we issue convertible debt securities, stockholders may experience additional dilution. In addition, financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could adversely harm our business.

Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

We receive notifications from time to time that we may be in violation of patents held by others. Recently we were served with patent infringement litigation from Xyratex Technology Ltd (“Xyratex”). The Xyratex matter is further described in “Item 1: Legal Proceedings.” An assertion of patent infringement against us such as the Xyratex suit, if successful, could have a material adverse effect on our ability to sell certain products or it could force us to seek a license to the intellectual property rights of others or alter such products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation, such as the Xyratex suit, could require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse affect on our financial condition and operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, our Board of Directors authorized a stock repurchase program. Under the program, we are permitted to spend an aggregate of $400 million to repurchase shares of our common stock in open market repurchases, in privately negotiated transactions or through other appropriate means. During the three months ended September 28, 2008, we did not repurchase any shares. The cumulative repurchases as of September 28, 2008 total 8.5  million shares of common stock for $102.6 million at an average price of $12.14.

Item 6: Exhibits

Exhibit Number	Description
10.1	2006 Equity and Cash Compensation Incentive Plan, as amended * (filed herewith)

10.2	Deferral Plan for Non-Employee Directors, as amended * (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

November 7, 2008