Form 10-K
period 2008-12-31
TERADYNE, INC
filed 2009-03-02
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2008 was approximately $1.8 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 23, 2009 was 172,696,518 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2009 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:	Business

We are a leading global supplier of automatic test equipment.

Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

military/aerospace test (“Mil/Aero”) instrumentation and systems, circuit-board test and inspection (“Commercial Board Test”) systems and automotive diagnostic and test (“Diagnostic Solutions”) systems, collectively these products represent “Systems Test Group”.

On November 14, 2008, we completed our acquisition of Eagle Test Systems, Inc. (“Eagle Test”) of Buffalo Grove, Illinois for a purchase price of $259.9 million, net of cash and marketable securities acquired and including the fair value of fully vested employee equity instruments and transaction costs. Eagle Test designs, manufactures, sells and services high-performance automated test equipment for the semiconductor industry. Eagle Test’s customers include semiconductor manufacturers and assembly and test subcontractors primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Customers use Eagle Test products to test analog, mixed-signal, and radio frequency semiconductors. Eagle Test’s proprietary SmartPinTM technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by Eagle Test’s systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. Eagle Test is included within our Semiconductor Test segment.

On January 24, 2008, we completed our acquisition of Nextest Systems Corporation (“Nextest”) of San Jose, California for a purchase price of $311.3 million, net of the cash and marketable securities acquired including the fair value of fully vested employee equity instruments and transaction costs. Nextest designs, develops, manufactures, sells and services low-cost, high throughput automated test equipment systems for the semiconductor industry. Nextest competes in the flash memory, flash card, and flash memory based system-on-chip (“SOC”) markets. Nextest’s products are used to test integrated circuits such as microcontrollers, image sensors, smart cards and field programmable logic devices. Nextest is included within our Semiconductor Test segment.

On August 1, 2007, we completed the sale of our broadband test products business (“Broadband Test Division”), that provided test systems for testing lines and qualifying lines for Digital Subscriber Line (“DSL”) telephone networks, to Tollgrade Communications, Inc. (“Tollgrade”).

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we are reporting Broadband Test Division as discontinued operations in the consolidated financial statements for all periods presented. See “Note E: Discontinued Operations” in Notes to Consolidated Financial Statements for further discussion of the Broadband Test Division divestiture. Unless indicated otherwise, amounts provided throughout this Form 10-K relate to continuing operations only.

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets. In the year ended December 31, 2008, as a result of a workforce reduction, we recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

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

You can access financial and other information, including the charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Standards of Business Conduct, by clicking the Investors link on our website at www.teradyne.com. Our website is not incorporated by reference herein. We make available, free of charge, copies of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our website as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a world wide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, communications, consumer, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, microprocessors, high-density as well as high speed memory devices. Semiconductor Test products and services are sold to Integrated Device Manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and outsourced semiconductor assembly and test companies (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of both comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

•	improve and control product quality;

•	measure and improve product performance;

•	reduce time to market; and

•	increase production yields.

Our FLEX Test Platform Architecture advances our core technologies to produce test equipment that is designed for high efficiency multi-site testing. Multi-site testing involves the simultaneous testing of many devices and functions in parallel. Leading semiconductor manufacturers are using multi-site testing to significantly improve their “Cost of Test” economics. The FLEX Test Platform architecture addresses customer requirements through the following key capabilities:

1) A high efficiency multi-site architecture that eliminates tester overhead such as instrument setup, synchronization and data movement, and signal processing;

2) The IG-XL™ software operating system which provides fast program development, including instant conversion from single to multi-site test; and

3) Broad technology coverage by instruments designed to cover the range of test parameters, coupled with a Universal Slot test head design that allows easy test system reconfiguration to address changing test needs.

FLEX Test Platform purchases are being made by IDMs, OSATs and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs and test houses by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include cell phones, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets are continuing to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The FLEX Test Platform has an installed base of more than 2,000 customer systems to date and it continues to grow.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices such as microcontrollers that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. These benefits are possible due to the high level of integration in the design. A single circuit board in the J750 test system provides up to 64 digital input/output channels. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products. The J750 platform has an installed base of over 2,900 systems and it continues to grow.

We have continued to invest in the J750 platform with a set of J750Ex™ instrumentation that was released in 2007, with additional instrument releases in 2008. These instruments are bringing new capabilities to existing market segments and expanding the J750 platform to critical new devices that include high end microcontroller, LCD drivers, and the latest generation of cameras. These new J750Ex instruments are designed to be compatible with our customer’s existing hardware and software investments and deliver industry leading parallel test economics while providing customers with flexibility to address next generation functional requirements.

Our acquisition of Nextest in January of 2008 expanded our product offerings to include the Magnum test platform. The Magnum products address the requirements of mass production test of memory devices such as flash memory and dynamic random access memory (DRAM). Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum II is the newest member of the family. With test rates up to 800 megabits per second and a versatile architecture designed for maximal throughput, Magnum II tests both flash and DRAM devices, an important advantage for large memory producers that manufacture both types of memory. The Magnum platform has an installed base of over 650 systems and it continues to grow.

Our acquisition of Eagle Test in November of 2008 expanded our product offerings to include the ETS platform. The ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Eagle Test’s proprietary SmartPin™ technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by Eagle Test’s systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. The ETS platform has an installed base of over 1,800 systems and it continues to grow.

Systems Test Group

Our Systems Test Group segment is comprised of 3 business units: Mil/Aero, Commercial Board Test and Diagnostic Solutions.

Mil/Aero Test

Our expertise in the test and diagnosis of printed circuit boards (“PCB”) and subsystems has proven to be essential in supporting the ever-demanding military, defense and aerospace markets. Our test solutions for these markets include high-performance systems, instruments and software solutions that manufacturers and repair depots depend on to ensure the readiness of commercial and military electronic systems.

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

Imaging Inspection Systems

We manufacture automated x-ray inspection (“AXI”) machines that are used to test PCB assemblies. These machines use patented technologies to quickly and automatically inspect the solder joints of the components on the board. Using x-rays allows our XStation™ MX to inspect joints that are on either side of the PCB assembly, or that are hidden by the component packages themselves. The XStation MX uses ClearVue™, a patented three-dimensional X-Ray imaging technique, to more accurately detect subtle defects and manufacturing flaws, even as board complexities grow.

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

Discontinued Operations

On August 1, 2007, our Broadband Test Division business was sold to Tollgrade Communications, Inc. This business provided test systems for testing lines and qualifying lines for DSL telephone networks. Broadband Test Division has been reflected as discontinued operations in the accompanying financial statements. On November 30, 2005, our Connection Systems business was sold to Amphenol Corporation. This business designed and manufactured high-performance connection systems including backplane systems, printed circuit boards and high-speed, high-density connectors. Connection Systems and Broadband Test Division have been reflected as discontinued operations in the accompanying financial statements.

Summary of Net Revenue by Reportable Segment

Our two reportable segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2008	2007	2006
Semiconductor Test	81%	80%	80%
Systems Test Group	19	20	20

Total	100%	100%	100%

During the third quarter of 2007, our internal management reporting changed to better align with our operational management structure, resulting in a change in our reportable segments. Segment reporting has been restated for all periods presented to reflect this change. See “Note S: Operating Segments and Geographic Information” in Notes to Consolidated Financial Statements for more information.

Sales and Distribution

Prices for our systems can reach $2 million or more. In 2008, 2007 and 2006, no single customer accounted for more than 10% of our consolidated net revenue. In each of the years 2008, 2007 and 2006, our three largest customers in aggregate accounted for 14%, 16% and 18% of consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for 2%, 5% and 3% of consolidated net revenue in 2008, 2007 and 2006, respectively. Approximately 11%, 23% and 14% of Systems Test Group’s revenue in 2008, 2007 and 2006, respectively, was to United States government agencies and 27%, 16%, and 13% of Systems Test Group’s revenue in 2008, 2007 and 2006, respectively, was to government contractor customers.

We have sales and service offices located throughout North America, Asia and Europe, as our customers outside the United States are located primarily in these geographic areas. We sell in these areas predominantly through a direct sales force. Our manufacturing activities are primarily conducted through subcontractors and outsourced contract manufacturers with a significant operation concentrated in China.

Sales to customers outside the United States accounted for 78%, 77% and 77% of consolidated net revenue in 2008, 2007 and 2006, respectively. Sales to customers located in Taiwan were 18%, 13%, and 14% of consolidated net revenue in 2008, 2007 and 2006, respectively. Sales to customers located in Japan were 11%, 12% and 12% of consolidated net revenue in 2008, 2007 and 2006, respectively. Sales are attributed to geographic areas based on the location of the customer site. Sales to customers located in Singapore were 10%, 15% and 11% of consolidated net revenue in 2008, 2007, and 2006, respectively.

See also “Item 1A: Risk Factors” and “Note S: Operating Segment and Geographic Information” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. These competitors include, among others, Advantest Corporation, Verigy Inc. and LTX–Credence Corporation. Some of our competitors have substantially greater financial and other resources to pursue engineering, manufacturing, marketing and distribution of their products. We also face competition from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2008 and 2007, our backlog of unfilled orders in our two reportable segments was as follows:

	2008	2007
	(in millions)
Semiconductor Test	$129.4	$236.2
Systems Test Group	106.9	102.5

	$236.3	$338.7

Of the backlog at December 31, 2008, approximately 89% of the Semiconductor Test backlog and 84% of Systems Test Group backlog is expected to be delivered in 2009.

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

Raw Materials

Our products contain electronic and mechanical components that are provided by a wide range of suppliers. Certain of these components are standard products, while others are manufactured to our specifications. We can experience occasional delays in obtaining timely delivery of certain items. While the majority of our components are available from multiple suppliers, certain items are obtained from sole sources. We may experience a temporary adverse impact if any of our sole source suppliers’ delays or ceases to deliver products.

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

Employees

As of December 31, 2008, we employed approximately 3,800 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2008, 2007 and 2006 were $216.5 million, $204.3 million, and $202.4 million, respectively. These expenditures amounted to approximately 20%, 19%, and 15% of consolidated net revenue in 2008, 2007, and 2006, respectively.

Environmental Affairs

We are subject to various federal, state, and local government laws and regulations relating to the protection of employee health and safety and the environment. We accrue for all known environmental liabilities when it becomes probable that we will incur cleanup costs and those costs can reasonably be estimated. The amounts accrued do not cover sites that are in the preliminary stages of investigation. Estimated environmental costs are not expected to materially affect the financial position or results of our operations in future periods. However, estimates of future costs are subject to change due to protracted cleanup periods and changing site conditions and environmental remediation laws and regulations.

CEO Certification

An annual CEO certification was filed with the New York Stock Exchange on May 23, 2008 in accordance with its listing standards.

OUR EXECUTIVE OFFICERS

Pursuant to General Instruction G(3) of Form 10-K, the following table is included in Part I of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders. The table sets forth the names of all of our executive officers and certain other information relating to their positions held with Teradyne and other business experience. Our executive officers do not have a specific term of office but rather serve at the discretion of the Board of Directors.

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Michael A. Bradley	60	Chief Executive Officer and President	Chief Executive Officer since 2004; President of Teradyne since 2003; President of Semiconductor Test from 2001 to 2003.

Gregory R. Beecher	51	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne from 2003 to 2005 and since 2006.

Eileen Casal	50	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since 2003; Vice President, General Counsel and Corporate Secretary of GSI Lumonics Inc. from 2001 until 2003.

Jeffrey R. Hotchkiss	61	President of Systems Test Group	President of Systems Test Group since 2007; President of Assembly Test Systems from 2004 to 2007, and President of Diagnostic Solutions from 2005 to 2007; Director, Chief Executive Officer and President of Empirix, Inc. from 2000 to 2004.

Mark E. Jagiela	48	President of Semiconductor Test	President of Semiconductor Test since 2003; Vice President of Teradyne since 2001.

Item 1A:	Risk Factors.

Risks Associated with Our Business

The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business is impacted by worldwide economic cycles, which are difficult to predict.

Capital equipment providers in the electronics and semiconductor industries, such as Teradyne, have, in the past, been negatively impacted by sudden slowdowns in the global economies, and resulting reductions in customer capital investments. The duration of slowdowns in customer capital investments are difficult to predict.

The global economy and financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken historic actions intended to address extreme market conditions that include severely restricted credit. There may be a further deterioration in financial markets and confidence in major economies. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. Further disruption and deterioration in economic conditions may further reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse economic conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We are taking actions to address the effects of the current economic crisis, including implementing cost control and reduction measures, such as the reduction in force we announced on January 28, 2009. It is possible that we may experience difficulties in successfully implementing these cost controls and reduction measures in a timely manner or at all, and that we may experience delays and unexpected costs and expenses in implementing the reduction plan. Because of these and other factors, we cannot predict whether these cost control and reduction measures will be sufficient to offset certain of the negative trends that might affect our business.

Our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical.

Our business and results of operations depend in significant part upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. As evidenced by our current business and results of operations, the market demand for electronics is impacted by economic slowdowns. Historically, the electronics and semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems we manufacture and market. We believe that the markets for newer generations of electronic products such as those that we manufacture and market will also be subject to similar fluctuations. We are dependent on the timing of orders from our customers, and the deferral or cancellation of previous customer orders could have an adverse effect on our results of operations. We cannot assure that the level of revenues or new orders for a calendar quarter will be sustained in subsequent quarters. In addition, any factor adversely affecting the electronics industry or particular segments within the electronics industry may adversely affect our business, financial condition and operating results. The current economic environment has adversely affected our business, financial condition and operating results. We are actively taking steps to minimize the impact of this downturn but we cannot be certain those steps will have the desired impact, or of how long the downturn will continue and when our results will improve, if at all.

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

Our operating results are likely to fluctuate significantly.

Our operating results are affected by a wide variety of factors that could materially adversely affect revenues and profitability.

The following factors are expected to impact future operations:

•	the current worldwide economic slowdown and extreme disruption in the global financial markets;

•	competitive pressures on selling prices;

•	our ability to introduce, and the market acceptance of, new products in 2009 and beyond;

•	changes in product revenue mix resulting from changes in customer demand;

•

the level of orders received which can be shipped in a quarter because of the tendency of customers to wait until late in a quarter to commit to purchase due to capital expenditure approvals and constraints occurring at the end of a quarter, or the hope of obtaining more favorable pricing from a competitor seeking the business;

•	engineering and development investments relating to new product introductions in 2009 and beyond, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived and intangible assets and goodwill. For example in 2008, we recorded a goodwill impairment charge of $333.3 million;

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products; and

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases rapidly.

As a result of the foregoing and other factors, we have experienced and may continue to experience material fluctuations in future operating results on a quarterly or annual basis which could materially and adversely affect our business, financial condition, operating results and stock price.

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

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development, introduction and acceptance depend upon a number of factors, including:

•	new product selection;

•	ability to meet customer requirements;

•	development of competitive products by competitors;

•	timely and efficient completion of product design;

•	timely and efficient implementation of manufacturing and manufacturing processes;

•	timely remediation of product performance issues, if any, identified during testing;

•	assembly processes and product performance at customer locations;

•	differentiation of our products from our competitors’ products;

•	management of customer expectations concerning product capabilities and product life cycles;

•	ability to attract and retain technical talent; and

•	innovation that does not infringe on the intellectual property rights of third parties.

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

To a certain extent, we are dependant upon the ability of our suppliers and contractors to help meet increased product or delivery requirements. Many of our suppliers have implemented cost reduction strategies, just as we have, to address the slowdowns in the market. It may be difficult for these suppliers to meet delivery requirements in a period of rapid growth, therefore impacting our ability to meet our customers’ demands.

We rely on the financial strength of our suppliers. There can be no assurance that the loss of suppliers either as a result of financial viability, bankruptcy or otherwise will not have a material adverse effect on our business, results of operations or financial condition.

Our operations may be adversely impacted if our outsourced contract manufacturers or service providers fail to perform.

We depend on Flextronics International Ltd. (“Flextronics”) to manufacture and test our FLEX and J750 family of products from its facility in China. If for any reason Flextronics cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer. If we experience a problem with our supply of products from Flextronics, it may take us significant time to either manufacture the product or find an alternate contract manufacturer, which could result in substantial expense and disruption to our business.

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

We may not fully realize the benefits of our acquisition of Nextest Systems Corporation, Eagle Test Systems, Inc., and other businesses that we may acquire or strategic alliances that we may form in the future.

In January 2008, we acquired Nextest Systems Corporation, and in November 2008, we acquired Eagle Test Systems, Inc. We may continue to acquire additional businesses, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of Nextest Systems Corporation, Eagle Test Systems, Inc. and other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. We cannot assure you that, following an acquisition, we will achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, that adversely affect our operating results. Additionally we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, raising debt, issuing shares of our common stock, or by other means.

We may need additional financing, which could be difficult to obtain.

We expect, based upon our current estimate of our revenue and operating results for fiscal year 2009, that our cash, cash equivalents and marketable securities balance of $374.3 million will be sufficient to meet our cash requirements for the next twelve months. If our estimates of revenue and operating results for fiscal year 2009 significantly decrease, we could be required to obtain additional financing. However, if financing is necessary, we cannot be certain that we will be able to obtain such financing or that the terms will be acceptable to us. In addition, financings may place restrictions on how we operate our business. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures, which could adversely harm our business.

Restrictive covenants in the agreement governing our senior credit facility may restrict our ability to pursue business strategies.

The agreement governing our senior credit facility limits our ability, among other things, to: incur additional indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our senior credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying our other indebtedness while our indebtedness under our senior credit facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

We have taken measures to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand.

We have taken, and continue to take, measures to address slowdowns in the market for our products. These measures include shifting more of our operations to lower cost regions, outsourcing manufacturing processes, divesting of certain businesses, implementing material cost reduction programs, reducing both the number of our employees and the compensation paid to our employees, and reducing planned capital expenditures and expense budgets. We cannot assure that the measures we have taken will not impair our ability to effectively develop and market products, to remain competitive in the industries in which we compete, to operate effectively, to operate profitably during slowdowns or to effectively meet a rapid increase in customer demand. These measures may have long-term negative effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult to hire and retain talented individuals and to quickly respond to customers or competitors in an upward cycle.

We may incur significant liabilities if we fail to comply with environmental regulations.

We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or costs, including penalties or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	restrict our ability to ship certain products into the European Union or elsewhere;

•	require us to modify our operations logistics;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2008, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

On January 27, 2003, the European Union adopted the following directives: (i) the directive on the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the “RoHS Directive”); and (ii) the directive on Waste Electrical and Electronic Equipment (the “WEEE Directive”). The WEEE Directive became effective August 13, 2005 and the RoHS Directive became effective on July 6, 2006. Both the RoHS Directive and the WEEE Directive alter the form and manner in which electronic equipment is imported, sold and handled in the European Union. Other jurisdictions, such as China, have followed the European Union’s lead in enacting legislation with respect to hazardous substances and waste removal. Ensuring compliance with the RoHS Directive, the WEEE Directive and similar legislation in other jurisdictions, and integrating compliance activities with our suppliers and customers could result in additional costs and disruption to operations and logistics and thus could have a negative impact on our business, operations and financial condition.

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

For example, in connection with our August 2000 acquisition of each of Herco Technology Corp. and Perception Laminates, Inc., a complaint was filed on or about September 5, 2001 by the former owners of those companies naming as defendants Teradyne and two of our then executive officers. Additionally, in 2001, we were designated as a “potentially responsible party” at a clean-up site in Los Angeles, California and in 2008 we were notified of potential liability relating to contamination at a disposal site in West Covina, California. Both of these claims also arise out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement dated October 20, 1992. These matters are further described in “Item 3: Legal Proceedings.”

Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

We receive notifications from time to time that we may be in violation of patents held by others. In October 2008, we were served with patent infringement litigation from Xyratex Technology Ltd (“Xyratex”). The Xyratex matter is further described in “Item 3: Legal Proceedings.” An assertion of patent infringement against us such as the Xyratex suit, if successful, could have a material adverse effect on our ability to sell our new hard disk drive testing product or it could force us to seek a license to the intellectual property rights of others or alter such product so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation, such as the Xyratex suit, could require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse affect on our financial condition and operating results.

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

During 2007, we made several important corporate governance changes, which included declassification of our Board of Directors, adoption of majority voting standard for the election of our directors, and early termination of our shareholder rights plan. Despite these changes, there are still provisions in our basic corporate documents and under Massachusetts law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

Item 1B:	Unresolved Staff Comments.

None.

Item 2:	Properties

The following table provides certain information as to our principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, Systems Test Group & Corporate Offices	1-2-3-4-5	413,000
Agoura Hills, California	Semiconductor Test	3-5	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	75,000

Subtotal of Owned Properties			608,000

Properties Leased:
North Reading, Massachusetts	Semiconductor Test, Systems Test Group & Corporate Offices	1-2-3-4-5	267,600	(a)
Westford, Massachusetts	—	—	230,000	(b)
San Jose, California	Semiconductor Test (Nextest business unit)	2-3-4-5	128,000
Buffalo Gove, Illinois	Semiconductor Test (Eagle Test business unit)	2-3-4-5	84,600
Stockport, England	Systems Test Group (Diagnostic Solutions business unit)	2-3-4-5-6	75,000
Woburn, Massachusetts	Semiconductor Test	2-6	69,000
Cebu, Philippines	Semiconductor Test	2-6	64,000
Agoura Hills, California	Semiconductor Test	3-5	57,000	(c)
Shanghai, China	Semiconductor Test & Systems Test Group	2-5-6	43,000
Tai Yuan, Taiwan	Semiconductor Test & Systems Test Group	5	43,000
San Jose, California	Semiconductor Test	4-5	36,000

Subtotal of Leased Properties			1,097,200

Total Square Feet of Floor Space			1,705,200

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Sales Support and Manufacturing, 3. Engineering and Development, 4. Marketing, 5. Sales and Administration, and 6. Storage and Distribution.

(a)	In 2008, Teradyne sold two buildings in its North Reading, Massachusetts campus and leased back approximately 267,600 square feet. Teradyne is consolidating and relocating the operations in these building into the 3 remaining buildings on the campus. The consolidation is estimated to be complete by July of 2009.
(b)	This space consists of two buildings. One building is subleased and the other is vacant.
(c)	In 2008, Teradyne sold one of its buildings in Agoura Hills, California and leased back approximately 57,000 square feet.

Item 3:	Legal Proceedings

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against us in the United States Federal District Court in Los Angeles, California alleging that certain of our disk drive test products infringe one of Xyratex’s patents. The complaint was served on Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, we filed our answer and counterclaims, denying that our disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. The case is currently in the discovery phase and trial is scheduled to begin in November 2009. We intend to vigorously defend against the Xyratex claim and to vigorously pursue our counterclaims against Xyratex.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal.

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

In November 2008, we received a general notice letter from the California Department of Toxic Substances Control (“DTSC”) which informed us of potential liability with respect to contamination at the BKK Corporation Landfill Facility Site in West Covina, California. Similar to the PRP claim discussed above, this claim arose out of our acquisition of Perception Laminates in August 2000. Neither we nor Perception Laminates have ever conducted any operations at the West Covina site. We have asked the DTSC and the group of settling defendants to remove us as a PRP for this site.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions are unlikely to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations and of cash flows of any one period.

In addition, we are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. Although there can be no assurance, there are no such matters pending that we expect to be material with respect to our business, financial position or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sale prices on the New York Stock Exchange.

Period	High	Low
2007
First Quarter	$17.30	$14.64
Second Quarter	18.53	16.22
Third Quarter	18.28	13.72
Fourth Quarter	14.36	10.02
2008
First Quarter	$13.13	$8.75
Second Quarter	14.50	10.53
Third Quarter	11.38	7.88
Fourth Quarter	8.24	2.80

The number of record holders of our common stock at February 28, 2009 was 2,650.

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

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended December 31, 2008, Teradyne did not repurchase any shares of common stock. For the year ended December 31, 2008, Teradyne repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20 per share. The cumulative repurchases as of December 31, 2008 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board temporarily suspended the implementation of the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2008 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
September 29, 2008 – October 26, 2008	—	$—	—	$297,375
October 27, 2008 – November 23, 2008	—	$—	—	$297,375
November 24, 2008 to December 31, 2008	—	$—	—	$297,375

Item 6:	Selected Financial Data

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1)(2):
Net revenues	$1,107,042	$1,102,280	$1,356,249	$1,045,104	$1,375,140

(Loss) income from continuing operations	(398,602)	71,883	208,162	(63,656)	131,197

(Loss) net income	(397,834)	77,711	198,757	90,648	165,237

(Loss) income from continuing operations per common share—basic	(2.34)	0.39	1.07	(0.32)	0.68

(Loss) income from continuing operations per common share—diluted	(2.34)	0.39	1.06	(0.32)	0.67

Net (loss) income per common share—basic	(2.33)	0.42	1.02	0.46	0.85

Net (loss) income per common share—diluted	(2.33)	0.42	1.01	0.46	0.84

Consolidated Balance Sheet Data (1)(2):
Total assets	1,235,247	1,555,288	1,721,055	1,859,732	1,922,562

Long-term debt obligations	—	—	—	1,819	398,932

(1)	As a result of the divestiture of Broadband Test Division and Connection Systems, we are reporting Broadband Test Division and Connection Systems as discontinued operations for all periods presented. See “Note E: Discontinued Operations” in the Notes to Consolidated Financial Statements for further discussion of the divestitures.
(2)	The Consolidated Statement of Operations Data for the year ended December 31, 2008 includes the results of operations of Nextest from January 24, 2008 and the results of operations of Eagle Test from November 15, 2008. The Consolidated Balance Sheet Data as of December 31, 2008 includes the acquired Nextest and Eagle Test assets.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For multiple element arrangements we defer the fair value of any undelivered elements of the contract. We also defer the portion of the sales price that is not due until acceptance, which represents deferred profit. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in our control. Fair value is the price charged when the element is sold separately. Our post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. We defer revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and we defer revenue in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.

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

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” We recognize revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”) exists for such elements. In instances where VSOE does not exist for one or more of the undelivered elements of an arrangement, all revenue related to the arrangement is deferred until all elements have been delivered. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

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

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, we use consistent methodologies to evaluate all inventories for net realizable value. We record a provision for both excess and obsolete inventory when such write-downs or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

Equity Incentive and Stock Purchase Plans

Effective January 1, 2006, we adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123R. As required by SFAS 123R, we have made an estimate of expected forfeitures and are recognizing compensation costs only for those stock-based compensation awards expected to vest. The cumulative effect of the initial adoption of SFAS 123R was not material.

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

Income Taxes

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. As a result of this review, undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. Due to the continued uncertainty of realization, we have maintained our valuation allowance at December 31, 2008 and 2007.

Investments

We account for our investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” On a quarterly basis we review our investments to identify and evaluate those that have an indication of a potential other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include:

•	The length of time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

We have determined that we do not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $11.0 million, in the year ended December 31, 2008, primarily related to mortgage and asset backed debt securities.

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. We use the market and income approach techniques to value our financial instruments. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

As a result of our November 14, 2008 acquisition of Eagle Test, we acquired $26.5 million of auction rate securities (ARS) at fair value ($30.0 million par value). In addition, we acquired (1) the right (“UBS Put”) to sell our ARS back to UBS at par plus interest, at our sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost.

Beginning in February 2008 and continuing through December 31, 2008, the securities in our acquired ARS portfolio have experienced failed auctions, resulting in inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of our ARS, are AAA, AA or A rated by one or more of the major credit rating agencies and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. At December 31, 2008, the underlying securities for the ARS have remaining maturities ranging from five to thirty-one years. Substantially, all of these securities are collateralized by student loans. The estimated fair value of our ARS portfolio was $26.0 million as of December 31, 2008.

Because the UBS Put is expected to allow us to sell our ARS securities at par within a relatively short time horizon and provides UBS with the ability to require us to sell the securities to them at any time between acceptance of the UBS Put through July 2012, we do not anticipate holding these investments to the earlier of maturity or redemption by the issuer. We intend to exercise the UBS Put and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. As a result, as of the Eagle Test acquisition date (November 14, 2008), we classified the ARS as trading securities under SFAS No. 115. During the fourth quarter of 2008, we recorded a loss of $0.5 million in interest expense and other, net in our consolidated statement of operations for the decrease in the ARS fair value from November 14, 2008 to December 31, 2008. Future changes in fair value of the ARS will be recorded in operating results.

In determining the fair value of our ARS and other investments we utilize the provisions of SFAS No. 157. In determining the value of our ARS as of December 31, 2008 we utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Specifically, we used the following key inputs to our valuation model:

•

Term — we estimated a five-year expected life of the instruments, based on our expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place.

•	Probability of Default — we determined the probability of default using market credit spreads.

•	Discount Rate — we determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.).

•

Liquidity Risk Premium — given the recent instability in the financial markets and the low demand for auction rate securities, it is unclear as to when these securities will become liquid again. Without the auction process functioning again, it would be extremely difficult to estimate the expected holding period for these instruments. As a result, we included a 500 to 600 basis point premium to the discount rate to reflect the illiquidity of these bonds.

Based on these key inputs, we estimated the fair value of our ARS portfolio was $26.0 million as of December 31, 2008 representing a $0.5 million decrease in fair value since November 14, 2008. Our ARS securities and the related put option were the only investments as of December 31, 2008 in which we utilized Level 3 valuation techniques under SFAS No. 157.

On November 14, 2008, we recognized the UBS Put as an asset measured at a fair value of $2.7 million. At December 31, 2008, the fair value of the UBS Put was $3.3 million. We recorded a $0.6 million gain in interest income during the fourth quarter of 2008 for the increase in the fair value of the UBS Put since November 14, 2008. In determining the fair value of the UBS Put as of December 31, 2008, we assumed we would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. We utilized a discounted cash flow model to determine the fair value of the UBS Put using the following assumptions (1) a time period of 1.5 years, representing the period from December 31, 2008 to the earliest date we can expect to be able to redeem the UBS Put (June 30, 2010) and (2) a discount rate of 3.79%, which included a spread based on the credit default swap of UBS in order to account for the credit risk of UBS.

We have elected fair value treatment for the UBS Put under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). The UBS Put is the only instrument of its nature/type that we hold and for which we have elected the fair value option under SFAS No. 159.

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

We determined that the worsening in our demand outlook experienced during the fourth quarter of 2008 was a significant event that indicated that the carrying amount of certain long-lived and intangible asset groups might not be recoverable. We conducted recoverability tests in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). As the undiscounted future cash flows of the long-lived asset groups exceeded their carrying amount, we determined that no impairment of our long-lived assets had occurred at December 31, 2008.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
Percentage of net revenue:
Net Revenue:
Products	75.5%	78.2%	82.5%
Services	24.5	21.8	17.5

Total net revenue	100.0	100.0	100.0
Cost of revenues:
Cost of products	40.8	39.0	40.6
Cost of services	14.2	14.4	11.3

Total cost of revenue	55.0	53.4	51.9
Gross profit	45.0	46.6	48.1
Operating Expenses:
Engineering and development	19.6	18.6	14.9
Selling and administrative	22.4	22.5	20.6
Acquired intangible assets amortization	1.9	0.3	0.3
In-process research and development	0.1	1.5	—
Restructuring and other, net	5.6	(0.1)	(2.7)
Goodwill impairment	30.1	—	—

Total operating expenses	79.7	42.8	33.1
Net interest and other	(0.2)	3.4	2.4

(Loss) income from continuing operations before income taxes	(34.9)	7.2	17.4
Provision for income taxes	1.1	0.7	2.1

(Loss) income from continuing operations	(36.0)%	6.5%	15.3%

Results of Operations

Discontinued Operations

On August 1, 2007, we completed the sale of the Broadband Test Division to Tollgrade for $11.3 million in cash. Broadband Test Division had revenues for the seven month period ended July 31, 2007 of $11.2 million and for the year ended December 31, 2006 of $20.6 million. Loss from discontinued operations of our Broadband Test Division for the year ended December 31, 2007 was $6.3 million and loss for the year ended December 31, 2006 was $5.6 million. In 2007, we recorded a gain on the sale of Broadband Test Division of $5.9 million, net of a tax provision of $0.4 million.

In accordance with SFAS 144, we are reporting Broadband Test Division as discontinued operations in the consolidated financial statements for all periods presented throughout this Annual Report on Form 10-K. Unless indicated otherwise, the discussion and amounts provided in this “Results of Operations” section and elsewhere in this Form 10-K relate to continuing operations only.

Bookings

Net bookings for our two reportable segments were as follows:

	2008	2007	2006	2007-2008 Dollar Change	2006-2007 Dollar Change
	(in millions)
Semiconductor Test	$768.1	$899.7	$1,012.6	$(131.6)	$(112.9)
Systems Test Group	211.5	208.2	270.5	3.3	(62.3)

	$979.6	$1,107.9	$1,283.1	$(128.3)	$(175.2)

The Semiconductor Test business is dependent on the current and anticipated market for test equipment, which historically has been highly cyclical. Semiconductor Test bookings decreased $131.6 million or 15% from 2007 to 2008 due primarily to lower demand across all customer groups. In 2008, Nextest contributed $67.6 million of bookings and Eagle Test contributed $1.0 million of bookings.

The Semiconductor Test bookings decreased $112.9 million or 11% from 2006 to 2007 due to lower demand across a wide range of end markets, applications and geographies, as SOC device units grew at a lower rate in 2007 than in 2006. The lower demand in SOC market was lessened by our increase in SOC market share during 2007, by approximately 2 to 3 points.

Systems Test Group bookings increased $3.3 million or 2% from 2007 to 2008, primarily due to an increase in Mil/Aero board test program related bookings partially offset by decreases in Commercial Board Test and Diagnostic Solutions.

Systems Test Group bookings decreased $62.3 million or 23% from 2006 to 2007, primarily due to decreases across all business units. Diagnostic Solutions orders are program related and have significant fluctuations. There was a large program rollout in 2006 for the Vehicle Measurement Module product line. Mil/Aero bookings are also often program related, and there was also a significant military program that took place in 2006. Commercial Board Test bookings decreased in 2007 due to a contraction in the size of the ICT market.

Order cancellations and backlog adjustments for our two reportable segments for the last three years were as follows:

	2008	2007	2006
	(in millions)
Semiconductor Test	$10.3	$13.6	$3.3
Systems Test Group	—	0.3	0.5

	$10.3	$13.9	$3.8

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In 2008, 2007 and 2006, there were no significant cancellation penalties received.

Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of our total net bookings were as follows:

	2008	2007	2006
United States	27%	22%	28%
South East Asia	24	24	20
Taiwan	16	16	12
Europe	11	12	14
Japan	11	11	13
Singapore	10	14	12
Rest of the World	1	1	1

	100%	100%	100%

For the past three years, our backlog of unfilled orders for our two reportable segments was as follows:

	2008	2007	2006
	(in millions)
Semiconductor Test	$129.4	$236.2	$212.4
Systems Test Group	106.9	102.5	120.2

	$236.3	$338.7	$332.6

Revenue

Net revenues for our two reportable segments were as follows:

	2008	2007	2006	2007-2008 Dollar Change	2006-2007 Dollar Change
	(in millions)
Semiconductor Test	$900.3	$876.5	$1,088.9	$23.8	$(212.4)
Systems Test Group	206.7	225.8	267.3	(19.1)	(41.5)

	$1,107.0	$1,102.3	$1,356.2	$4.7	$(253.9)

Semiconductor Test revenue increased $23.8 million or 3% from 2007 to 2008, primarily due to $79.4 million of sales from our Nextest acquisition partially offset by lower sales due to decreased demand due to SOC device units growing at a lower rate in 2008 compared to 2007.

Semiconductor Test revenue decreased $212.4 million or 20% from 2006 to 2007 due to SOC device units growing at a lower rate in 2007 compared to 2006. This resulted in decreased demand across a wide range of end markets, applications and geographies. The lower demand rate was lessened by an increase in SOC market share during 2007 by approximately 2 to 3 points.

Systems Test Group revenue decreased $19.1 million or 8% from 2007 to 2008, primarily due to a lower Mil/Aero board test program-related sales.

Systems Test Group revenue decreased $41.5 million or 16% from 2006 to 2007 due to decreased sales in Diagnostic Solutions. The decrease was related to a large program rollout for the Vehicle Measurement Module product line that took place in 2006 and was concluded in 2007.

Our two reportable segments accounted for the following percentages of consolidated net revenue for each of the last three years:

	2008	2007	2006
Semiconductor Test	81%	80%	80%
Systems Test Group	19	20	20

	100%	100%	100%

Net revenue by region as a percentage of total revenue was as follows:

	2008	2007	2006
South East Asia	26%	22%	24%
United States	22	23	23
Taiwan	18	13	14
Japan	11	12	12
Singapore	10	15	11
Europe	10	12	14
Rest of the World	3	3	2

	100%	100%	100%

The breakout of product and service revenue for the past three years was as follows:

	2008	2007	2006	2007-2008 Dollar Change	2006-2007 Dollar Change
	(in millions)
Product Revenue	$836.0	$861.6	$1,118.8	$(25.6)	$(257.2)
Service Revenue	271.0	240.7	237.4	30.3	3.3

	$1,107.0	$1,102.3	$1,356.2	$4.7	$(253.9)

Our product revenue decreased $25.6 million or 3% in 2008 from 2007 due to decreased demand. Service revenue, which is derived from the servicing of our installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales and applications support, increased $30.3 million or 13% due to a larger installed base.

Our product revenue decreased $257.2 million or 23% in 2007 from 2006 due to SOC device units growing at a lower rate in 2007 compared to 2006. Service revenue increased $3.3 million or 1% in 2007 from 2006.

In the past three years, no single customer accounted for more than 10% of consolidated net revenue. In 2008, 2007, and 2006, our three largest customers in the aggregate accounted for 14%, 16%, and 18% of consolidated net revenue, respectively.

Gross Profit

	2008	2007	2006	2007-2008 Dollar / Point Change	2006-2007 Dollar / Point Change
	(dollars in millions)
Gross Profit	$498.2	$513.4	$651.9	$(15.2)	$(138.5)
Percent of Total Revenue	45.0%	46.6%	48.1%	(1.6)	(1.5)

Gross profit as a percentage of revenue decreased from 2007 to 2008 by 1.6 percentage points. A decrease of 2.5 points was due to a $27.6 million increase in provision for excess and obsolete inventory recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition; this decrease was partially offset by improved service margins in our Semiconductor Test group.

Gross profit as a percentage of revenue decreased from 2006 to 2007 by 1.5 percentage points. A reduction in Semiconductor Test sales volume contributed to a decrease of 1.5 points, a shift in product mix, primarily related to higher service revenue as a percentage of total revenue, contributed to a decrease of 2 points; these decreases were partially offset by an increase of 1 point related to lower Semiconductor Test inventory provision in 2007, and an increase of 1 point resulting from lower fixed costs and employee compensation across both segments.

The breakout of product and service gross profit was as follows:

	2008	2007	2006	2007-2008 Dollar / Point Change	2006-2007 Dollar / Point Change
	(dollars in millions)
Product Gross Margin	$384.8	$431.1	$568.5	$(46.3)	$(137.4)
Percent of Product Revenue	46.0%	50.0%	50.8%	(4.0)	(0.8)

Service Gross Margin	$113.4	$82.3	$83.4	$31.1	$(1.1)
Percent of Service Revenue	41.8%	34.2%	35.1%	7.6	(0.9)

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

The provision for excess and obsolete inventory included in cost of revenues for the year ended December 31, 2008 was $29.4 million. Of the $29.4 million of total excess and obsolete provisions recorded, $24.9 million was related to Semiconductor Test and $4.5 million was related to Systems Test Group.

The provision for excess and obsolete inventory included in cost of revenues for the year ended December 31, 2007 was $1.8 million. Of the $1.8 million of total excess and obsolete provisions recorded, $0.5 million related to Semiconductor Test and $1.3 million related to Systems Test Group.

The provision for excess and obsolete inventory included in cost of revenues for the year ended December 31, 2006 was $12.8 million. Of the $12.8 million of total excess and obsolete provisions recorded, $11.5 million related to Semiconductor Test (including an $8.0 million provision for the write-down of excess non-FLEX inventory) and $1.3 million related to Systems Test Group.

During the year ended December 31, 2008, 2007 and 2006 we scrapped $1.3 million, $33.5 million and $29.5 million of inventory, respectively, and sold $2.4 million, $1.1 million and $2.8 million of previously written-down or written-off inventory, respectively. As of December 31, 2008, we have inventory related reserves for amounts which had been written-down or written-off totaling $124.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	2008	2007	2006	2007-2008 Change	2006-2007 Change
	(dollars in millions)
Engineering and Development	$216.5	$204.3	$202.4	$12.2	$1.9
Percent of Total Revenue	19.6%	18.6%	14.9%

The increase of $12.2 million or 6% in engineering and development expenses from 2007 to 2008 was mainly due to an increase of $10.3 million in spending related to investments in adjacent markets, an increase of $12.9 million due to the acquisition of Nextest and Eagle Test, partially offset by a decrease in other Semiconductor Test spending primarily related to headcount reduction of $8.3 million and lower variable employee compensation of $2.8 million.

The increase of $1.9 million or 1% in engineering and development expenses from 2006 to 2007 was due in part to a $10.3 million increase in spending related to new products and entry into adjacent markets, primarily in the Semiconductor Test segment. This was partially offset by lower variable employee compensation of $8.4 million.

Selling and Administrative

Selling and administrative expenses were as follows:

	2008	2007	2006	2007-2008 Change	2006-2007 Change
	(dollars in millions)
Selling and Administrative	$247.8	$248.1	$278.8	$(0.3)	$(30.7)
Percent of Total Revenue	22.4%	22.5%	20.6%

The decrease in selling and administrative spending of $0.3 million from 2007 to 2008 consists of the following: $14.7 million decrease due to lower labor costs from reductions in headcount, $7.0 million decrease due to lower variable employee compensation, partially offset by $18.5 million increase due to the acquisition of Nextest and $3.0 million increase related to the acquisition of Eagle Test.

The decrease in selling and administrative spending of $30.7 million or 11% from 2006 to 2007 consists of the following: $13.5 million decrease due to lower variable employee compensation, $17.2 million decrease due to lower transition expenses, including the consolidation of facilities in Massachusetts and costs associated with the outsourcing of certain information technology functions, both of which occurred in 2006.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	2008	2007	2006	2007-2008 Change	2006-2007 Change
	(dollars in millions)
Acquired Intangible Assets Amortization	$20.6	$3.7	$3.6	$16.9	$0.1
Percent of Total Revenue	1.9%	0.3%	0.3%

Acquired intangible assets amortization expense increased from 2007 to 2008 due to the acquisitions of Nextest and Eagle Test.

Goodwill Impairment

In 2008, we recorded a non-cash impairment charge of $333.3 million. We experienced a worsening in our demand outlook during the fourth quarter of 2008. This sharp decline is not expected to recover in the near term. Consequently, this has led to an impairment of our goodwill of $333.3 million as of December 31, 2008.

In-process Research and Development

In 2008, we recorded an expense of $1.6 million related to in-process research and development related to the acquisition of Nextest and Eagle Test.

On March 7, 2007, we purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which includes $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million has been allocated to in-process research and development and therefore has been immediately charged to the statement of operations. The balance of the purchase price has been allocated to acquired workforce and fixed assets. In the year ended December 31, 2008, as a result of a workforce reduction, Teradyne recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

Restructuring and Other, Net

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. The tables below represent activities related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid in 2009. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid out over the lease terms, the latest of which expires in 2013. We expect to pay out approximately $2.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $7.7 million as of December 31, 2008. We have subleased approximately 64% of our unoccupied space as of December 31, 2008.

2008 Activities

	Facility Related	Acquisition Costs	Loss on Sale of Land and Buildings	Severance and Benefits	Long-Lived Asset Impairment	Total
	(in thousands)
2008 provision	$13,748	$823	$20,883	$24,421	$550	$60,425
Cash payments	(951)	(823)	—	(19,079)	—	(20,853)
Accelerated depreciation and other	(11,966)	—	(20,883)	—	(550)	(33,399)

Balance at December 31, 2008	$831	$—	$—	$5,342	$—	$6,173

We recorded the following activities related to the 2008 restructuring activities:

•	$24.4 million of severance charges across all functions and segments related to headcount reductions of approximately 470 people;

•

$20.9 million loss on sale of land and buildings, including $22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, MA as a result of the transfer of manufacturing to an outsourced partner and $1.7 million gain on the sale of real estate in the Semiconductor Test segment for a facility in Agoura Hills, CA;

•

$13.7 million of facility related charges, including $12.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, Massachusetts as a result of the transfer of manufacturing to an outsourced partner; $0.7 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK, $0.7 million of facility charges in the Semiconductor Test segment related to the early exit of a facility in Ontario, Canada and $0.3 million of other miscellaneous charges across both segments mainly related to housing in Japan and Belgium office;

•	$0.8 related to the acquisition financing costs; and

•	$0.6 million charge in the Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

The restructuring actions taken during the year ended December 31, 2008 are expected to generate quarterly cost savings of approximately $11.2 million across all segments.

2007 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Insurance Recovery	Total
	(in thousands)
2007 (credit) provision	$(3,597)	$6,963	$(4,326)	$(960)
Cash receipts (payments)	3,597	(5,855)	4,326	2,068

Balance at December 31, 2007	$—	$1,108	$—	$1,108
2008 credit	—	(194)	—	(194)
Cash payments	—	(833)	—	(833)

Balance at December 31, 2008	$—	$81	$—	$81

We recorded the following activity related to the 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield, IL;

•	$7.0 million of severance charges related to 202 people across all functions and segments; and

•	$4.3 million of cash proceeds recovered from insurance related to a facility fire in Taiwan.

2006 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (credit) provision	$(39,098)	$4,292	$1,153	$50	$(33,603)
Cash receipts (payments)	39,098	(2,659)	(528)	—	35,911
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	$—	1,633	625	$—	2,258
2007 credit	—	(152)	—	—	(152)
Cash payments	—	(1,473)	(590)	—	(2,063)

Balance at December 31, 2007	$—	$8	$35	$—	$43
2008 credit	—	(8)	—	—	(8)
Cash payments	—	—	(35)	—	(35)

Balance at December 31, 2008	$—	$—	$—	$—	$—

We recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test facilities in Boston, MA, $1.5 million for a Semiconductor Test parking facility in Boston, MA, $1.3 million for a Semiconductor Test facility in San Jose, CA and $0.5 million for buildings in Nashua, NH;

•	$4.3 million of severance charges related to 179 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, CA and Waltham, MA.

Pre-2006 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Other Charges	Facility Related	Total
Balance at December 31, 2005	$10,116	$—	$529	$17,061	$27,706
2006 credit	(50)	(406)	—	(1,974)	(2,430)
Cash (payments) receipts	(8,883)	406	(529)	(5,483)	(14,489)

Balance at December 31, 2006	1,183	—	—	9,604	10,787
2007 (credit) provision	(292)	(906)	—	1,651	453
Cash (payments) receipts	(649)	906	—	(3,488)	(3,231)

Balance at December 31, 2007	242	—	—	7,767	8,009
2008 (credit) provision	(124)	—	—	2,676	2,552
Cash payments	(118)	—	—	(1,971)	(2,089)

Balance at December 31, 2008	$—	$—	$—	$8,472	$8,472

For pre-2006 restructuring activity, we recorded the following activity in 2008:

•	$2.7 million facility related charge in Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, MA.

Interest and Other, net

	2008	2007	2006	2007-2008 Change	2006-2007 Change
	(in millions)
Interest income	$12.6	$39.1	$44.6	$(26.5)	$(5.5)
Interest expense and other, net	$(14.2)	$(1.1)	$(11.6)	$(13.1)	$10.5

The interest income decreased by $26.5 million, from $39.1 million in 2007 to $12.6 million in 2008, due primarily to lower cash balances as a result of the acquisition of Nextest and Eagle Test and stock repurchase activity. The interest income decrease of $5.5 million, from $44.6 million in 2006 to $39.1 million in 2007, was primarily attributable to lower cash balances due to the stock repurchase activity in 2007.

The increase in interest expense and other, net of $13.1 million, from $1.1 million in 2007 to $14.2 million in 2008, was due primarily to recognizing other-than-temporary losses related to marketable securities and realized losses from sales of marketable securities. The decrease in interest expense and other, net of $10.5 million, from $11.6 million in 2006 to $1.1 million in 2007, was due primarily to the repayment of our 3.75% Senior Convertible Notes in the fourth quarter of 2006.

(Loss) Income from Continuing Operations before Income Taxes

	2008	2007	2006	2007-2008 Change	2006-2007 Change
	(in millions)
Semiconductor Test	$(295.4)	$25.1	$183.1	$(320.5)	$(158.0)
Systems Test Group	(83.6)	12.0	24.2	(95.6)	(12.2)
Corporate	(7.0)	42.1	28.7	(49.1)	13.4

Total	$(386.0)	$79.2	$236.0	$(465.2)	$(156.8)

The decrease in income from continuing operations before income taxes from 2007 to 2008 is primarily due to the goodwill impairment charge in 2008 and increased restructuring and other costs in 2008 compared to 2007.

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

Income Taxes

The income tax expense from continuing operations for 2008 and 2007 totaled $12.6 million and $7.4 million, respectively. The expense relates primarily to tax provisions for foreign taxes. During 2006, the income tax expense from continuing operations totaled $27.9 million. The expense relates primarily to a tax provision for foreign taxes offset by benefits from a $6.0 million credit related to U.S. pension funding and the settlement of a California income tax audit for 1998 through 2000.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments (1)	Debt	Interest on Debt	Pension Contributions	Total
2009	$103,342	$20,160	$122,500	$3,299	$7,531	$256,832
2010	—	18,091	—	—	—	18,091
2011	—	15,729	—	—	—	15,729
2012	—	11,847	—	—	—	11,847
2013	—	6,281	—	—	—	6,281
Beyond 2013	—	9,264	—	—	—	9,264

Total	$103,342	$81,372	$122,500	$3,299	$7,531	$318,044

(1)	Non-cancelable lease payments have not been reduced by sublease income of $7.7 million due in the future under non-cancelable sublease agreements.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $368.6 million in 2008 from 2007, to $374.3 million. Cash activity for 2008, 2007 and 2006 was as follows (in millions):

	2008	2007	2006	2007-2008 Change	2006-2007 Change
Cash provided by operating activities:
Income (loss) from continuing operations, adjusted for non cash items	$123.7	$176.0	$283.8	$(52.3)	$(107.8)
Change in operating assets and liabilities, net of product lines and businesses sold and acquired	38.6	(44.2)	169.1	82.8	(213.3)
Cash provided by (used for) discontinued operations	0.8	(3.6)	(2.8)	4.4	(0.8)

Total cash provided by operating activities	$163.1	$128.2	$450.1	$34.9	$(321.9)

Cash (used for) provided by investing activities for continuing operations	(449.1)	105.8	196.6	(554.9)	(90.8)
Cash provided by (used for) investing activities of discontinued operations	0.0	10.8	(0.4)	(10.8)	11.2

Total cash (used for) provided by investing activities	$(449.1)	$116.6	$196.2	$(565.7)	$(79.6)

Total cash provided by (used for) financing activities	$46.3	$(250.5)	$(419.0)	$296.8	$168.5

Total	$(239.7)	$(5.7)	$227.3	$(234.0)	$(233.0)

In 2008, changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $38.6 million. This was due primarily to a decrease in accounts receivable of $118.2 million due to a decrease in sales volume in the fourth quarter of 2008 and a decrease in days sales outstanding from 66 days in 2007 to 51 days in 2008, as a result of improved collections. This was partially offset by a decrease in accounts payable and other accruals of $34.4 million and an increase in other assets of $29.9 million.

In 2007, changes in operating assets and liabilities, net of product lines and businesses sold and acquired, used cash of $44.2 million. This was due to a number of factors including, an increase in accounts receivable of $33.7 million due to an increase in days sales outstanding from 55 days in 2006 to 66 days in 2007, a reduction of accrued income taxes of $30.9 million due to the payments of 2006 foreign income taxes around the world, and an increase in other assets of $25.0 million primarily related to balances due for inventory provided to our outsourced subcontract manufacturer of $15.7 million. These uses of cash were partially offset by a decrease in our inventory balances due to shorter cycle times with our FLEX products.

In 2006, changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $169.1 million primarily due to a decrease in accounts receivable balances of $67.9 million resulting mostly from the decrease in sales volume in the fourth quarter of 2006 compared to the fourth quarter of 2005. Additionally, there was a decrease in inventory of $79.3 million due to shorter cycle times with our FLEX products, and an increase of $32.8 million in accrued income taxes due to higher foreign income taxes in 2006 compared to 2005. These providers of cash were partially offset by retirement plan contributions of $30.2 million of which $20.0 million was a contribution to our U.S. Qualified Pension Plan.

Investing activities consist of purchases, sales and maturities of marketable securities, cash paid for acquisitions of businesses or technology, proceeds from the sale of land and buildings, proceeds from asset and product line disposals, cash paid for purchases of capital assets. In 2008, we completed the acquisition of Nextest and Eagle Test, for a total cash purchase price and related fees, net of cash acquired, of $574.3 million. In March 2007, we bought an enabling technology from MOSAID Technologies Inc. for a purchase price and related costs totaling $17.6 million. Capital expenditures were $87.2 million in 2008, $86.1 million in 2007 and $110.0 million in 2006. Capital expenditures decreased by $23.9 million in 2007 compared to 2006, primarily due to a decrease of internally manufactured systems for use in marketing and engineering activities in Semiconductor Test of approximately $18.1 million. The remainder of the decrease was attributable to lower purchases of manufacturing and engineering equipment across Teradyne. Proceeds from asset disposals were $61.7 million, $8.8 million and $85.0 million in 2008, 2007 and 2006, respectively and primarily consist of sales of real estate. Investing activities of discontinued operations provided $10.8 million of cash in 2007. Included in this balance is the net proceeds we received related to the sale of our Broadband Test Division to Tollgrade in August 2007.

Financing activities include proceeds from revolving credit facility, issuance of our common stock, repurchases of our common stock as well as repayments of debt.

In November of 2008, we obtained a revolving credit facility that provided net cash of $119.7 million. The credit facility will be available on a revolving basis until November 14, 2011. As of December 31, 2008, the outstanding balance under the credit facility was $122.5 million. We may optionally prepay loans or reduce the credit facility commitments at any time, without penalty. Borrowings under the credit facility are guaranteed by certain domestic subsidiaries of Teradyne, currently Nextest and Eagle Test. The obligations of Teradyne and the guarantors are collateralized by (i) all personal property of Teradyne and each guarantor, (ii) all present and future shares of capital stock of (or other ownership or profit interest in) each of Teradyne’s present and future subsidiaries (limited to 65% of the capital stock of each first-tier foreign subsidiary), and (iii) all real property of Teradyne and each guarantor, if the ratio of consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) to consolidated indebtedness, for any period of four consecutive fiscal quarters, exceeds 2.5 to 1.0. The credit facility contains customary representations and warranties, as well as affirmative and negative covenants, including the financial measures of a leverage ratio, fixed charge coverage ratio and an available domestic cash to total revolving borrowings ratio. As of December 31, 2008, we were in compliance with the financial covenants contained in the credit facility.

During 2008, 2007 and 2006, issuances of common stock under stock option and stock purchase plans provided cash of $17.8 million, $23.2 million and $23.3 million, respectively.

In July 2006, our Board of Directors authorized a stock repurchase program which was completed in October 2007. In total, $400 million of common stock was repurchased in the open market or in privately negotiated transactions. During 2006, we repurchased 10.6 million shares of common stock for $137.8 million for an average price per share of $12.98. During 2007, we repurchased 18.3 million shares of common stock for $273.7 million for an average price per share of $14.94. In November 2007, our Board of Directors authorized another stock repurchase program, allowing us to spend an aggregate of $400 million to repurchase shares of our common stock. During 2008, we repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20 per share.

In October 2001, we issued $400 million principal amount of the Notes in a private placement and received net proceeds of $389 million. The Notes were convertible at the option of the holders at a rate which was equivalent to a conversion price of approximately $26.00 per share, which was equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes. We made annual interest payments of $15 million, paid semi-annually, on the Notes commencing on April 15, 2002. During 2004 and 2005, we repurchased $100 million of the outstanding Notes pursuant to authorization from our Board of Directors. The decision to repurchase a portion of the Notes was based on the fair market value of the Notes being below the return we would earn on high grade investment securities. On January 26, 2006, management was given further authorization by our Board to repurchase up to the full $300 million of the principal amount that remained outstanding under the Notes through open market purchases, privately negotiated transactions and auctions for a price not to exceed 100% of the principal amount plus any accrued but unpaid interest thereon. During 2006, repayments of long-term debt and notes payable used cash of $304.6 million. In the first and third quarter of 2006, we repurchased Notes of $15.0 million and $24.0 million, respectively, and we repaid the remaining $261 million in the fourth quarter of 2006

We operate in a highly cyclical industry and we may experience, with relatively short notice, significant fluctuations in demand for our products. This could result in a material effect on our liquidity position. We expect, based upon our current estimate of our revenue and operating results for fiscal year 2009, that our cash, cash equivalents and marketable securities balance of $374.3 million will be sufficient to meet our cash requirements for the next twelve months. If our estimates of revenue and operating results for fiscal year 2009 significantly decrease, we could be required to obtain additional financing. However, if financing is necessary, there can be no assurance that such capital will be available or that the terms will be acceptable to us. Inflation has not had a significant long-term impact on earnings

Retirement Plans

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

Our pension expense, which includes the U.S. Qualified Pension Plan, certain Qualified Plans for non-U.S. subsidiaries and a Supplemental Executive Defined Benefit Plan, was approximately $3.4 million for the year ended December 31, 2008. The largest portion of our 2008 pension expense was $2.8 million for our Supplemental Executive Defined Benefit Plan. Pension expense is calculated based upon a number of actuarial assumptions, a significant input to the actuarial models that measure pension benefit obligations. Two assumptions: discount rate and expected return on assets are important elements of pension plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country specific basis. We evaluate other assumptions involving demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on plan assets assumption, we evaluated input from our investment manager and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 7.75% was an appropriate rate to use for fiscal year 2008. We will continue to evaluate the expected return on plan assets at least annually, and will adjust the rate as necessary. The current asset allocation for our U.S. Qualified Pension Plan is 37% invested in equity securities and 63% invested in fixed income securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our targeted allocations.

We base our determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2008, under the U.S. Qualified Pension Plan, we had cumulative losses of approximately $62.5 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that we utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 6.2% at December 31, 2008, down from 6.5% at December 31, 2007. We estimate that in 2009 we will recognize approximately $1.1 million of pension expense for the U.S. Qualified Pension Plan. The pension expense estimate for 2009 is based on a 6.2% discount rate, and 7.75% return on Plan assets. Future pension expense or benefit will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans. As of December 31, 2008, we had unrecognized pension losses of $144.6 million, of which $127.3 million is for the U.S. Qualified Pension Plan.

We performed a sensitivity analysis, which expresses the estimated U.S. Qualified Pension Plan pension expense (benefit) that would have resulted for the year ended December 31, 2008, if we changed either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	5.7%	6.2%	6.7%
	(in millions)
7.25%	$3.8	$2.3	$1.2
7.75%	2.5	1.1	0.0
8.25%	1.3	(0.1)	(1.2)

The assets of the U.S. Qualified Pension Plan consist primarily of equity and fixed income securities. The value of our U.S. Qualified Pension Plan assets has decreased from $254.0 million at December 31, 2007 to $184.5 million at December 31, 2008. Our funding policy is to make contributions to the Pension Plan in accordance with local laws and to the extent that such contributions are tax deductible. During 2008, there were no additional contributions made to the U.S. Qualified Pension Plan, and we made $4.3 million of additional contributions to certain Qualified Plans for non-U.S. subsidiaries. Based upon the U.S. Qualified Pension Plan funded status as of December 31, 2008, we do not expect to make any contributions to this plan in 2009. Contributions that will be made in 2009 to certain Qualified Plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $3.1 million.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in “Note O: Stock Based Compensation” in Notes to Consolidated Financial Statements, we have the 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was approved by stockholders on May 25, 2006. The 2006 Equity Plan replaces our 1996 Non-Employee Director Stock Option Plan, our 1997 Employee Stock Option Plan, and our 1991 Employee Stock Option Plan, each of which were terminated upon the shareholders approval of the 2006 Equity Plan. We may not issue any additional option grants or awards under the terminated plans, but the options and awards previously granted and currently outstanding under these plans will remain in effect until the earlier of the date of their exercise, vesting or expiration, as applicable.

The following table presents information about these plans as of December 31, 2008 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1))

Equity plans approved by shareholders	7,152	(1)	$17.55	11,072	(3)

Equity plans not approved by shareholders (4)(5)(6)	14,786	(2)	$14.15	—

Total	21,938		$14.66	11,072

(1)	Includes 4,642,185 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes 504,519 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(3)	Consists of 6,875,000 securities available for issuance under the 2006 Equity Plan and 4,197,000 of securities available for issuance under the Employee Stock Purchase Plan.
(4)	In connection with the acquisition of GenRad, Inc. in October 2001 (the “Acquisition”), we assumed the outstanding options granted under the GenRad, Inc. 1991 Equity Incentive Plan, the GenRad, Inc. 1991 Directors’ Stock Option Plan and the GenRad, Inc. 1997 Non-Qualified Employee Stock Option Plan (collectively, the “GenRad Plans”). Upon the consummation of the Acquisition, these options became exercisable for shares of our common stock based on an exchange ratio of 0.1733 shares of our common stock for each share of GenRad’s common stock. No additional options will be granted pursuant to the GenRad Plans. As of December 31, 2008, there were outstanding options exercisable for an aggregate of 88,849 shares of our common stock pursuant to the GenRad Plans, with a weighted average exercise price of $54.58 per share.
(5)	In connection with the acquisition of Nextest Systems Corporation (the “Nextest Acquisition”), we assumed the options and restricted stock units granted under the Nextest Systems Corporation 1998 Equity Incentive Plan, as amended, and the Nextest Systems Corporation 2006 Equity Incentive Plan (collectively, the “Nextest Plans”). Upon the consummation of the Nextest Acquisition, these options and restricted stock units were converted automatically into, respectively, options to purchase and restricted stock units representing, an aggregate of 4,417,594 shares of our common stock. No additional awards will be granted under the Nextest Plans. As of December 31, 2008, there were outstanding options exercisable for an aggregate of 2,127,936 shares of our common stock pursuant to the Nextest Plans, with a weighted average exercise price of $3.17 per share. As of December 31, 2008, there were outstanding restricted stock units covering an aggregate of 479,772 shares of our common stock, none of which are included in the calculation of the weighted average exercise price.
(6)	In connection with the acquisition of Eagle Test Systems, Inc. (the “Eagle Acquisition”), we assumed the options granted under the Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan and the Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan (collectively, the “Eagle Plans”). Upon the consummation of the Eagle Acquisition, these options were converted automatically into options to purchase an aggregate of 3,594,916 shares of our common stock. No additional awards will be granted under the Eagle Plans. As of December 31, 2008, there were outstanding options exercisable for an aggregate of 3,130,129 shares of our common stock pursuant to the Eagle Plans, with a weighted average exercise price of $3.71 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers, directors, consultants and advisors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2008 was 6,875,000 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016. In 2008 and 2007, we only issued restricted stock unit awards to our employees and directors.

As of December 31, 2008 total unrecognized compensation expense related to non-vested awards and options totaled $40.3 million, and is expected to be recognized over a weighted average period of 2.65 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with the Standard & Poor’s 500 Index and the S&P Information Technology 500 Index. The comparison assumes $100.00 was invested on December 31, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

	2003	2004	2005	2006	2007	2008
Teradyne, Inc.	$100.00	$67.07	$57.25	$58.78	$40.63	$16.58
S&P 500 Index	$100.00	$110.85	$116.28	$134.61	$141.99	$89.54
S&P Information Technology 500 Index	$100.00	$102.55	$103.57	$112.28	$130.60	$74.29

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any other filing under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Hewitt Associates, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Related Party Transaction

During 2007, Paul Tufano, a member of our Board of Directors, was Executive Vice President, Chief Financial Officer and Interim Chief Executive Officer of Solectron Corporation until it was acquired by Flextronics in October 2007. Mr. Tufano ceased being an employee of Solectron or Flextronics in October 2007. In the ordinary course of business, Teradyne has for the last ten years purchased printed circuit board assemblies from Solectron, and has also sold in-circuit testers to Solectron which Teradyne refers to as Flextronics. In August 2007, prior to the Flextronics acquisition, we expanded our contract with Solectron to have it provide additional manufacturing and test services, including areas of final configuration and test for most of Teradyne’s FLEX family of products. In the years ended December 31, 2007 and 2006, we purchased $207.8 million and $229.9 million, respectively, of printed circuit board assemblies and services from Flextronics. Sales of in-circuit testers to Flextronics for the years ended December 31, 2007 and 2006 were $4.0 million and $5.7 million, respectively. As of December 31, 2007, $19.8 million was included in accounts payable and $17.5 million was included in accounts receivable, representing amounts due to/from Flextronics.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” (“SFAS No. 141(R)”) This Statement replaces FASB Statement No. 141, “Business Combinations.” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to materially impact our consolidated financial position, results of operations or liquidity. Subsequent to the adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. We will adopt SFAS No. 161 in fiscal year 2009. The adoption of SFAS No. 161 will not have an impact on our financial position or results of operations.

In April 2008 the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142 ,”Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The adoption of FSP No. 142-3 will not have an impact on our financial position or results of operations.

Item 7A:	Quantitative and Qualitative Disclosures About Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. All of our auction rate marketable securities are AAA, AA or A rated by one or more of the major credit rating agencies and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of its customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable.

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

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2008, 2007, and 2006, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential loss due to changes in interest rates. Our interest rate exposure is primarily in the United States in short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. On these bases, the potential change in fair value from changes in interest rates is $0.6 million and $0.3 million as of December 31, 2008 and 2007, respectively.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc. (the “Company”):

In our opinion, the accompanying consolidated financial statements listed in the listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note R of the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Notes B and N to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

As described in Item 9A of the consolidated financial statements, management has excluded Nextest Systems Corporation and Eagle Test Systems from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by the Company in purchase business combinations during 2008. Nextest Systems Corporation and Eagle Test Systems are wholly-owned subsidiaries whose total assets represent 4% and 6%, respectively, and total revenues represent 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2009

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$322,705	$562,371
Marketable securities	—	75,593
Accounts receivable, less allowance for doubtful accounts of $4,712 and $4,493 in 2008 and 2007, respectively	109,625	189,487
Inventories
Parts	89,140	27,627
Assemblies in process	56,780	31,272
Finished goods	22,531	21,414

	168,451	80,313
Prepayments and other current assets	77,872	37,169

Total current assets	678,653	944,933
Property, plant and equipment:
Land	16,561	24,579
Buildings and improvements	134,327	198,287
Machinery and equipment	630,446	601,031
Construction in progress	1,440	1,874

Total	782,774	825,771

Less: Accumulated depreciation	484,325	473,064

Net property, plant and equipment	298,449	352,707
Marketable securities	51,613	104,978
Retirement plans assets	—	46,396
Intangible assets, net	186,998	5,992
Other assets	19,534	31,135
Goodwill	—	69,147

Total assets	$1,235,247	$1,555,288

LIABILITIES
Current liabilities:
Accounts payable	61,164	57,426
Accrued employees’ compensation and withholdings	73,521	71,691
Deferred revenue and customer advances	58,030	41,928
Other accrued liabilities	51,748	47,002
Current debt	122,500	—
Accrued income taxes	—	5,187

Total current liabilities	366,963	223,234
Retirement plans liabilities	125,877	80,388
Long-term other accrued liabilities	36,295	22,492

Total liabilities	529,135	326,114

Commitments and contingencies (Note K)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 169,651 and 173,088 shares issued and outstanding at December 31, 2008 and 2007, respectively	21,206	21,636
Additional paid-in capital	1,124,390	1,105,441
Accumulated other comprehensive loss	(148,108)	(46,028)
(Accumulated deficit) retained earnings	(291,376)	148,125

Total shareholders’ equity	706,112	1,229,174

Total liabilities and shareholders’ equity	$1,235,247	$1,555,288

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share amounts)
Net revenue:
Products	$836,045	$861,583	$1,118,811
Services	270,997	240,697	237,438

Total net revenue	1,107,042	1,102,280	1,356,249
Cost of revenues:
Cost of products	451,225	430,464	550,312
Cost of services	157,625	158,383	154,055

Total cost of revenue	608,850	588,847	704,367

Gross profit	498,192	513,433	651,882
Operating expenses:
Engineering and development	216,461	204,344	202,436
Selling and administrative	247,789	248,096	278,832
Acquired intangible assets amortization	20,633	3,667	3,644
In-process research and development	1,600	16,700	—
Restructuring and other, net	62,775	(659)	(36,033)
Goodwill impairment	333,281	—	—

Total operating expenses	882,539	472,148	448,879

(Loss)/Income from operations	(384,347)	41,285	203,003
Interest income	12,558	39,066	44,624
Interest expense and other, net	(14,236)	(1,108)	(11,596)

(Loss)/Income from continuing operations before income taxes	(386,025)	79,243	236,031
Provision for income taxes	12,577	7,360	27,869

(Loss)/Income from continuing operations	(398,602)	71,883	208,162

Income/(Loss) from discontinued operations before income taxes	768	6,346	(5,636)
Provision for income taxes	—	518	3,769

Income/(Loss) from discontinued operations	768	5,828	(9,405)

Net (Loss)/Income	$(397,834)	$77,711	$198,757

(Loss)/Income from continuing operations:
Basic	$(2.34)	$0.39	$1.07

Diluted	$(2.34)	$0.39	$1.06

Net (loss)/income per common share:
Basic	$(2.33)	$0.42	$1.02

Diluted	$(2.33)	$0.42	$1.01

Weighted average common shares—basic	170,593	184,020	194,729

Weighted average common shares—diluted	170,593	185,374	204,414

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2008, 2007 and 2006

	Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Deferred Compen- sation	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
	(in thousands)
Balance, December 31, 2005	197,011	$24,626	$1,221,990	$(22,104)	$(78,348)	$96,502	$1,242,666
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,635	2,551	319	20,318				20,637
Stock-based compensation expense			2,547	22,104			24,651
Repurchase of stock	(10,610)	(1,326)	(65,840)			(70,397)	(137,563)
Comprehensive income:
Net income						198,757	198,757	$198,757
Foreign currency translation adjustment					2,723		2,723	2,723
Unrealized loss on cash flow hedge					(30)		(30)	(30)
Unrealized gain on investments, net of applicable tax of $0					2,807		2,807	2,807
Decrease in additional minimum pension liability, net of applicable tax of $8,057					71,164		71,164	71,164
Adjustment to initially apply SFAS 158, net of applicable tax of $2,827					(64,625)		(64,625)	—

Total comprehensive income								$275,421

Balance, December 31, 2006	188,952	23,619	1,179,015	—	(66,309)	224,862	1,361,187
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,653	2,454	307	20,211				20,518
Stock-based compensation expense			23,142				23,142
Repurchase of stock	(18,318)	(2,290)	(116,927)			(154,448)	(273,665)
Comprehensive income:
Net income						77,711	77,711	$77,711
Foreign currency translation adjustment					(741)		(741)	(741)
Unrealized gain on investments, net of tax of $0					3,454		3,454	3,454
Actuarial gain arising during period, net of tax of $817					13,216		13,216	13,216
Amortization included in net periodic pension and postretirement costs:
Actuarial gains, net of tax of $112					3,788		3,788	3,788
Prior service costs, net of tax of $0					613		613	613
Net transition asset, net of tax of ($19)					(49)		(49)	(49)

Total comprehensive income								$97,992

Balance, December 31, 2007	173,088	21,636	1,105,441	—	(46,028)	148,125	1,229,174
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $4,395	4,036	504	12,918				13,422
Stock-based compensation expense			22,250				22,250
Stock options and restricted stock units issued in purchase acquisitions			32,372				32,372
Repurchase of stock	(7,473)	(934)	(48,591)			(41,667)	(91,192)
Comprehensive income:
Net loss						(397,834)	(397,834)	$(397,834)
Foreign currency translation adjustment					(4,878)		(4,878)	(4,878)
Unrealized loss on investments, net of tax of $0					(1,997)		(1,997)	(1,997)
Actuarial loss arising during period, net of tax of ($2,408)					(97,220)		(97,220)	(97,220)
Amortization included in net periodic pension and postretirement costs:
Actuarial gains, net of tax of $34					1,421		1,421	1,421
Prior service costs, net of tax of $0					613		613	613
Net transition asset, net of tax of ($8)					(19)		(19)	(19)

Total comprehensive income								$(449,914)

Balance, December 31, 2008	169,651	$21,206	$1,124,390	$—	$(148,108)	$(291,376)	$706,112

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31, 2008
	2008	2007	2006
	(in thousands)
Cash flows from operating activities:
Net (Loss)/Income	$(397,834)	$77,711	$198,757
Less: Income/(Loss) from discontinued operations	768	(68)	(9,405)
Less: Gain on disposal of discontinued operations (Note E)	—	5,896	—

(Loss)/Income from continuing operations	(398,602)	71,883	208,162
Adjustments to reconcile (loss)/income from continuing operations to net cash (used for) provided by operating activities:
Goodwill impairment	333,281	—	—
Depreciation	71,255	59,384	68,253
Amortization	23,505	8,111	4,829
Stock-based compensation	22,250	23,474	23,509
In-process research and development	1,600	16,700	—
Loss/(gain) on sale of land and buildings	20,883	(3,597)	(39,098)
Loss on sale and impairment of marketable securities	16,240	—	—
Provision for excess and obsolete inventory	29,363	1,835	12,815
Non cash charge for the sale of inventories revalued at the date of acquisition	5,046	—	—
Other	(1,108)	(1,827)	5,355
Changes in operating assets and liabilities, net of businesses and product lines sold and acquired:
Accounts receivable	118,196	(33,717)	67,939
Inventories	(3,074)	45,179	79,324
Other assets	(29,907)	(24,958)	6,569
Accounts payable, deferred revenue and accruals	(34,397)	2,753	12,636
Retirement plan contributions	(7,158)	(2,616)	(30,232)
Accrued income taxes	(5,008)	(30,865)	32,818

Net cash provided by continuing operations	162,365	131,739	452,879
Net cash provided by (used for) discontinued operations	768	(3,552)	(2,793)

Net cash provided by operating activities	163,133	128,187	450,086

Cash flows from investing activities:
Investments in property, plant and equipment	(87,202)	(86,088)	(110,009)
Proceeds from sale of land and buildings	44,072	7,888	84,617
Proceeds from sale of equity investments and product lines	2,811	906	406
Proceeds from life insurance	14,832	—	—
Acquisition of businesses, net of cash acquired	(574,342)	—	—
Acquisition of technology	—	(17,600)	—
Purchases of available-for-sale marketable securities	(135,475)	(388,385)	(396,922)
Proceeds from sales and maturities of available-for-sale marketable securities	286,206	589,167	618,495

Net cash (used for) provided by continuing operations	(449,098)	105,888	196,587
Net cash provided by (used for) discontinued operations	—	10,765	(408)

Net cash (used for) provided by investing activities	(449,098)	116,653	196,179

Cash flows from financing activities:
Payments of long-term debt and notes payable	—	—	(304,648)
Net proceeds from revolving credit facility	119,674	—	—
Repurchase of common stock	(91,192)	(273,665)	(137,563)
Issuance of common stock under stock option and stock purchase plans	17,817	23,171	23,272

Net cash provided by (used for) financing activities	46,299	(250,494)	(418,939)

(Decrease) increase in cash and cash equivalents	(239,666)	(5,654)	227,326
Cash and cash equivalents at beginning of year	562,371	568,025	340,699

Cash and cash equivalents at end of year	$322,705	$562,371	$568,025

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,063	$1,286	$12,469
Income taxes	$17,952	$31,584	$6,763

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	THE COMPANY

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

military/aerospace test (“Mil/Aero”) instrumentation and systems, circuit-board test and inspection (“Commercial Board Test”) systems and automotive diagnostic and test (“Diagnostic Solutions”) systems, collectively these products represent “Systems Test Group”.

B.	ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

In August 2007, Teradyne sold Broadband Test Division, its Digital Subscriber Line and telephone network test division. The results of operations of Broadband Test Division as well as balance sheet amounts pertaining to this businesses has been classified as discontinued operations in the consolidated financial statements (see “Note E: Discontinued Operations”).

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

For multiple element arrangements Teradyne defers the fair value of any undelivered elements of the contract. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis, there must be objective and reliable evidence of fair value of the undelivered items in the arrangement and the delivery or performance of the undelivered item must be considered probable and substantially in the control of Teradyne. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit. Fair value is the price charged when the element is sold separately. Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five to fifteen days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. Teradyne defers revenue for the fair value of installation and training. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with FASB Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”.

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

For transactions involving the sale of software which is not incidental to the product, revenue is recognized in accordance with American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. Teradyne recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. In instances where an arrangement contains multiple elements, revenue is deferred related to the undelivered elements to the extent that vendor-specific objective evidence of fair value (“VSOE”) exists for such elements. In instances where VSOE does not exist for one or more of the undelivered elements of an arrangement, all revenue related to the arrangement is deferred until all elements have been delivered. VSOE is the price charged when the element is sold separately. Revenue for the separate elements is only recognized where the functionality of the undelivered element is not essential to the delivered element.

For certain contracts eligible for contract accounting under SOP No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order. As of December 31, 2008 and 2007, Teradyne had $4.5 million and $10.5 million in unbilled amounts on long-term contracts included in accounts receivable, respectively. These amounts will be billed on a milestone basis in accordance with contractual terms.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

Inventories

Inventories, which include materials, labor, and manufacturing overhead, are stated at the lower of cost (first-in, first-out basis) or net realizable value. On a quarterly basis, Teradyne uses consistent methodologies to evaluate all inventories for net realizable value. Teradyne records a provision for both excess and obsolete inventory when such write-downs or write-offs are identified through the quarterly review process. The inventory valuation is based upon assumptions about future demand, product mix and possible alternative uses.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2008, 2007 and 2006 was $41.4 million, $33.0 million and $40.0 million, respectively.

Investments

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards No 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Staff Positions Nos. FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. SFAS No. 115 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. On a quarterly basis Teradyne reviews its investments to identify and evaluate those that have an indication of a potential other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include:

•	The length of time and the extent to which the market value has been less than cost;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Effective January 1, 2008, Teradyne adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) for financial assets and liabilities. As defined in SFAS No. 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the year ended December 31, 2008. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

In accordance with SFAS No. 157, Teradyne measures its investments in debt and equity investments at fair value. Teradyne’s marketable securities are classified within Level 1 and Level 2 with the exception of Teradyne’s investments in auction rate securities, which are classified within Level 3. Teradyne’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore Teradyne is unable to obtain independent valuations from market sources. The valuation technique used under Level 3 consists of a discounted cash flow analysis which includes numerous factors, such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments.

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

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $1.5 million, $2.4 million and $2.7 million in 2008, 2007 and 2006, respectively.

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2005	$10,496
Accruals for warranties issued during the period	19,563
Settlements made during the period	(17,162)

Balance at December 31, 2006	$12,897
Accruals for warranties issued during the period	11,369
Settlements made during the period	(14,926)

Balance at December 31, 2007	$9,340
Acquisitions	1,872
Accruals for warranties issued during the period	12,975
Settlements made during the period	(15,815)

Balance at December 31, 2008	$8,372

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities.

Balance
(in thousands)
Balance at December 31, 2005	$5,596
Deferral of new extended warranty revenue	5,777
Recognition of extended warranty deferred revenue	(3,023)

Balance at December 31, 2006	$8,350
Deferral of new extended warranty revenue	3,997
Recognition of extended warranty deferred revenue	(5,737)

Balance at December 31, 2007	$6,610
Deferral of new extended warranty revenue	4,549
Recognition of extended warranty deferred revenue	(4,790)

Balance at December 31, 2008	$6,369

Stock Compensation Plans and Employee Stock Purchase Plan

Equity Plans and Employee Stock Purchase Plan

Under its stock compensation plans, Teradyne has granted stock options and restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).

Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date generally vest in equal installments over four years from the grant date and have a maximum term of seven years. Options granted to non-employee directors are immediately vested, fully exercisable and have a maximum term of either five or seven years.

Restricted stock unit awards granted to employees (excluding executive officers) vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers, including the CEO, in January 2006, vest over two years. Restricted stock unit awards granted to executive officers, including the CEO, in January 2008 and 2007 vest over four years. A portion of these restricted stock unit awards granted to executive officers, including the CEO, is subject to time-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Under the ESPP, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their eligible compensation. The price paid for the common

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of the purchase period. There are two six-month purchase periods in each fiscal year.

Effective January 1, 2006, Teradyne adopted the fair value recognition provision of Financial Accounting Standards No. 123 (revised 2004) “Share Based Payment” (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock based compensation expense for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and is calculated based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with SFAS 123R. As required by SFAS 123R, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

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

The effect to (loss)/income from continuing operations for recording stock-based compensation for the years ended December 31 was as follows (in thousands):

	2008	2007	2006
Cost of revenue	$3,480	$4,460	$4,467
Engineering and development	6,912	7,278	7,287
Selling and administrative	11,858	11,736	11,755

Stock-based compensation	22,250	23,474	23,509
Income tax benefit	—	(75)	(423)

Total stock-based compensation expense after income taxes	$22,250	$23,399	$23,086

Valuation Assumptions

There were no stock options granted in 2008, 2007 and 2006.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

The weighted-average fair value of employee stock purchase rights granted pursuant to the ESPP in the first and last six months of 2008 was $2.38 and $1.27, respectively, the first and last six months of 2007 was $3.56 and $2.67, respectively, and the first and last six months of 2006 was $3.81 and $3.48. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Expected life (years)	0.5	0.5	0.5
Interest rate	2.8%	5.1%	4.9%
Volatility-historical	24.4%	24.4%	34.4%
Dividend yield	0.0%	0.0%	0.0%

As of December 31, 2008, there were 4.2 million shares available for grant under the ESPP.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, Teradyne considers only the direct effects of stock options and elects to first utilize non-equity related tax attributes, such as net operating losses and credit carryforwards and then equity-related tax attributes.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for the Systems Test Group business unit Diagnostic Solutions for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are re-measured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are re-measured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from re-measurement are included in interest expense and other, net and were immaterial for the years ended December 31, 2008, 2007 and 2006. For Diagnostic Solutions, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenue and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive loss.

Net (Loss) Income per Common Share

Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Except where the result would be antidilutive to income before continuing operations, diluted net (loss) income per common share is calculated by dividing net (loss) income by the sum of the weighted average number of common shares plus common stock equivalents, if applicable.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

B.	ACCOUNTING POLICIES—(Continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations.” (“SFAS No. 141(R)”) This Statement replaces FASB Statement No. 141, “Business Combinations” SFAS No. 141(R) establishes new principles and requirements for how an acquiring company 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for business combinations occurring in the fiscal year beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to materially impact Teradyne’s consolidated financial position, results of operations or liquidity. Subsequent to the adoption of SFAS No. 141(R), the resolution of existing balances related to uncertain tax positions from prior acquisitions that differ from previously recorded amounts will be adjusted through earnings.

In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. The FSP defers the provisions of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis subsequent to initial recognition until fiscal years beginning after November 15, 2008. Items in this classification include goodwill, intangible assets with indefinite lives, guarantees and certain other items. The adoption of FSP FAS 157-2 effective January 1, 2009 will not have a material impact on Teradyne’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), an amendment of FASB Statement No. 133. “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 161 expands the current disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” such that entities must now provide enhanced disclosures on a quarterly basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for under SFAS No. 133 and how derivatives and related hedged items affect the entity’s financial position, performance and cash flow. SFAS No. 161 is effective prospectively for periods beginning on or after November 15, 2008. Teradyne will adopt SFAS No. 161 in fiscal year 2009. The adoption of SFAS No. 161 will not have an impact on Teradyne’s financial position or results of operations.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS—(Continued)

In April 2008 the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), “Determination of the Useful Life of Intangible Assets”. This FSP amends the guidance in FASB Statement No. 142 , “Goodwill and Other Intangible Assets”, about estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. In estimating the useful life of a recognized intangible asset, the FSP requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. The FSP is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. The adoption of FSP No. 142-3 will not have an impact on Teradyne’s financial position or results of operations.

D.	RISKS AND UNCERTAINTIES

Certain Factors That May Affect Future Results

Teradyne’s future results of operations involve a number of risks and uncertainties. These factors include, but are not, limited to the following:

•	Teradyne’s business is impacted by worldwide economic cycles which are difficult to predict;

•	Teradyne’s business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	Teradyne is subject to intense competition;

•	Teradyne’s operating results are likely to fluctuate significantly;

•	Teradyne is subject to risks of operating internationally;

•	If Teradyne fails to develop new technologies to adapt to its customers’ needs and if its customers fail to accept its new products, its revenues will be adversely affected;

•	If Teradyne’s suppliers do not meet product or delivery requirements, it could have reduced revenues and earnings;

•	Teradyne’s operations may be adversely impacted if its outsourced service providers fail to perform;

•

Teradyne may not fully recognize the benefits of its acquisitions of Nextest Systems Corporation and Eagle Test Systems and other businesses that Teradyne acquires or strategic alliances that Teradyne forms in the future;

•	Teradyne may need additional financing, which could be difficult to obtain;

•	Restrictive covenants in the agreement governing Teradyne’s senior credit facility may restrict its ability to pursue business strategies;

•

Teradyne has taken measures to address slowdowns in the market for its products, which could have long-term negative effects on its business or impact its ability to adequately address a rapid increase in customer demand;

•	Teradyne may incur significant liabilities if it fails to comply with environmental regulations;

•	Teradyne currently is and in the future may be subject to litigation that could have an adverse effect on its business;

•	Third parties may claim Teradyne is infringing their intellectual property and Teradyne could suffer significant litigation cost, licensing expenses, or be prevented from selling its products;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D.	RISKS AND UNCERTAINTIES—(Continued)

•	Teradyne has significant guarantees and indemnification obligations;

•	If Teradyne is unable to protect its intellectual property, it may lose a valuable asset or may incur costly litigation to protect its rights;

•	Teradyne’s business may suffer if it is unable to attract and retain key employees;

•	Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact Teradyne’s business; and

•	Provisions of Teradyne’s charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

E.	DISCONTINUED OPERATIONS

On August 1, 2007 Teradyne completed the sale of the Broadband Test Division to Tollgrade Communications, Inc. for $11.3 million in cash. Broadband Test Division had revenues for the seven month period ended July 31, 2007 of $11.2 million and for the year ended December 31, 2006 of $20.6 million. Loss from discontinued operations of the Broadband Test Division for the year ended December 31, 2007 and December 31, 2006 was $6.3 million and $5.6 million, respectively. In 2007, Teradyne recorded a gain on the sale of Broadband Test Division of $5.9 million, net of a tax provision of $0.4 million.

On November 30, 2005 Teradyne completed the sale of its Connection Systems segment to Amphenol Corporation. Loss from discontinued operations of Connection Systems segment for the year ended December 31, 2006 was $3.9 million, relating to a change in estimate to tax expenses from the sale. Under applicable accounting guidance, there is an offsetting tax benefit recorded in continuing operations for the same amount. This tax provision results from the finalization of the 2005 U.S. tax return.

F.	ACQUISITIONS

Business

Nextest Systems Corporation

On January 24, 2008, Teradyne completed its acquisition of Nextest Systems Corporation (“Nextest”) of San Jose, California for a total purchase price of $399.8 million, which consisted of $367.8 million of cash paid to acquire the outstanding common stock of Nextest, at a price of $20.00 per share, $25.9 million in fair value of assumed vested stock options and restricted stock units, which were converted into stock options and restricted stock units to purchase Teradyne’s common stock, and $6.1 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services. The fair value of stock options was estimated using the following weighted average assumptions:

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	ACQUISITIONS—(Continued)

The Nextest acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of Nextest’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $170.5 million was allocated to goodwill, which is not deductible for tax purposes. The following represents the allocation of the purchase price:

Amount
(in thousands)
Goodwill	$170,492
Other intangible assets	99,800
Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	88,513
Other current assets	55,550
Non-current assets	16,306
Accounts payable and current liabilities	(26,448)
Other long-term liabilities	(5,542)
In-process research and development	1,100

Total purchase price	$399,771

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

As a result of Teradyne’s annual goodwill impairment test performed in December 2008, Teradyne has recorded an impairment charge in the amount of $333.3 million, which included the goodwill related to Nextest. See Note J “Goodwill and Intangible Assets”.

Eagle Test Systems, Inc

On November 14, 2008, Teradyne completed its acquisition of Eagle Test Systems, Inc. (“Eagle Test”) of Buffalo Grove, Illinois, for a total purchase price of $374.4 million, which consisted of $362.8 million of cash paid to acquire the outstanding common stock of Eagle Test, at a price of $15.65 per share, $6.5 million in fair value of assumed vested stock options, which were converted into stock options to purchase Teradyne’s common stock, and $5.1 million of acquisition related transaction costs, which primarily consisted of fees incurred for financial advisory and legal services. The fair value of stock options was estimated using the following weighted average assumptions:

Expected life	4.1 years
Expected volatility	42.5%
Risk-free interest rate	2.0%
Dividend yield	0.0%

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	ACQUISITIONS—(Continued)

Eagle Test designs, manufactures, sells and services high-performance automated test equipment for the semiconductor industry. Their customers, including semiconductor manufacturers and assembly and test subcontractors, use their products to test analog, mixed-signal, and radio frequency semiconductors. Eagle Test proprietary SmartPinTM technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by Eagle Test systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. Eagle Test is included within Teradyne’s Semiconductor Test segment.

The Eagle Test acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of Eagle Test net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired tax assets and assumed tax liabilities and the completion of facility exit and restructuring plans. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $93.7 million was allocated to goodwill, which is not deductible for tax purposes. The following represents the preliminary allocation of the purchase price:

Amount
(in thousands)
Goodwill	$93,655
Other intangible assets	102,400
Tangible assets acquired and liabilities assumed:
Cash, cash equivalents and short term marketable securities	88,051
Other current assets	61,066
Non-current assets	45,275
Accounts payable and current liabilities	(14,487)
Other long-term liabilities	(2,064)
In-process research and development	500

Total purchase price	$374,396

Teradyne estimated the fair value of other intangible assets using the income approach. Acquired other intangible assets will be amortized on a straight-line basis over their estimated useful lives. The following table represents components of these other intangible assets and their estimated useful lives at the acquisition date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$49,600	6.0
Customer relationships	41,600	10.7
Tradenames	10,900	13.0
Customer backlog	300	0.5

Total intangible assets	$102,400	8.7

As a result of Teradyne’s annual goodwill impairment test performed in December 2008, Teradyne has recorded an impairment charge in the amount of $333.3 million, which included the goodwill related to Eagle Test. See Note J “Goodwill and Intangible Assets”.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.	ACQUISITIONS—(Continued)

The following pro forma information gives effect to the acquisition of Nextest and Eagle Test as if both acquisitions occurred on January 1, 2008 and 2007. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

	For the Year Ended
	December 31, 2008	December 31, 2007
Revenue	$1,225,441	$1,285,560
Net (loss) income	(422,225)	312
Net (loss) income per common share:
Basic	$(2.48)	$0.00

Diluted	$(2.48)	$0.00

The pro forma results above include the following non recurring expense items: in-process research and development charge of $1.6 million and acquired inventory fair value adjustment of $20.4 million, in both periods presented.

Technology

On March 7, 2007, Teradyne purchased in-process enabling test technology and hired certain engineers from MOSAID Technologies Inc. for $17.6 million, which included $0.6 million in fees directly related to the acquisition. Of the purchase price, $16.7 million was allocated to in-process research and development and therefore was immediately charged to the statement of operations. The balance of the purchase price was allocated to acquired workforce and fixed assets. In the year ended December 31, 2008, as a result of a workforce reduction, Teradyne recorded an impairment charge of $0.6 million to write-off the acquired workforce asset.

G.	FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Included in cash and cash equivalents are time deposits of $6.0 million and $2.7 million for the years ended December 31, 2008 and 2007, respectively.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as held-to-maturity at December 31, 2008 or 2007. At December 31, 2008, Teradyne’s investments in auction rate securities were classified as trading securities. At December 31, 2008 and 2007, Teradyne’s investments in equity and debt mutual funds, asset backed and corporate debt securities and U.S. Treasury and government agency securities were classified as available-for-sale securities. Securities classified as available-for-sale and trading are reported at fair value. Realized gains are recorded in interest income. Realized losses and other-than-temporary unrealized losses on available-for-sale securities are included in interest expense and other. For the years ended December 31, 2008 and 2007, Teradyne recorded no realized gains on the sale of its marketable securities. For the year ended December 31, 2006, Teradyne recorded realized gains of $0.1 million on the sale of its marketable securities. For the years ended December 31, 2008, 2007, and 2006, Teradyne recorded realized losses of $5.0 million, $3.2 million and $0.3 million, respectively, on the sale of its marketable securities. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

As a result of Teradyne’s November 14, 2008 acquisition of Eagle Test, Teradyne acquired $26.5 million of auction rate securities (“ARS”) at fair value ($30.0 million par value). In addition, Teradyne acquired (1) the right (“UBS Put”) to sell its ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost.

Beginning in February 2008 and continuing through December 31, 2008, the securities in Teradyne’s acquired ARS portfolio have experienced failed auctions, resulting in inability to sell these securities. Consequently, as set forth in the trust indentures, the coupon rate resets to a contractual rate which may not equal the current market rate. A failed auction results in a lack of liquidity in the securities but does not necessarily represent a deterioration of the credit quality of the issuer. All of Teradyne’s ARS, are AAA, AA or A rated by one or more of the major credit rating agencies and are substantially guaranteed by a U.S. Department of Education agency or a third party insurer. At December 31, 2008, the underlying securities for the ARS have remaining maturities ranging from five to thirty-one years. Substantially, all of these securities are collateralized by student loans. The estimated fair value of Teradyne’s ARS investments was $26.0 million as of December 31, 2008.

Because the UBS Put is expected to allow Teradyne to sell its ARS securities at par within a relatively short time horizon and provides UBS with the ability to require Teradyne to sell the securities to them at any time between acceptance of the UBS Put through July 2012, Teradyne does not anticipate holding these investments to the earlier of maturity or redemption by the issuer. Teradyne intends to exercise the UBS Put and require UBS to repurchase our ARS at par at the earliest possible time, June 2010. As a result, as of the Eagle Test acquisition date (November 14, 2008), Teradyne classified the ARS as trading securities under SFAS No. 115. During the fourth quarter of 2008, Teradyne recorded a loss of $0.5 million in interest expense and other, net for the decrease in the ARS fair value from November 14, 2008 to December 31, 2008. Future changes in fair value of the ARS will be recorded in operating results.

In determining the fair value of our ARS and other investments Teradyne utilizes the provisions of SFAS No. 157. In determining the value of our ARS as of December 31, 2008 Teradyne utilized a discounted cash flow valuation model with the major inputs to such model based on our estimates of the assumptions that market participants would use in valuing these instruments. Teradyne used the following key inputs to its valuation model:

•

Term — Teradyne estimated a five-year expected life of the instruments, based on Teradyne’s expectations of the most likely time in which it would take for the instruments to be called by the issuer or liquidity to be restored to the market place.

•	Probability of Default — Teradyne determined the probability of default using market credit spreads.

•	Discount Rate — Teradyne determined the discount rate based on estimated yields of similar publicly traded instruments (e.g., similar collateral, terms, credit quality, etc.).

•

Liquidity Risk Premium — given the recent instability in the financial markets and the low demand for auction rate securities, it is unclear as to when these securities will become liquid again. Without the auction process functioning again, it would be extremely difficult to estimate the expected holding period for these instruments. As a result, Teradyne included a 500 to 600 basis point premium to the discount rate to reflect the illiquidity of these bonds.

Based on these key inputs, Teradyne estimated the fair value of our ARS portfolio at $26.0 million as of December 31, 2008, representing a $0.5 million decrease in fair value since November 14, 2008.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

On November 14, 2008, Teradyne recognized the UBS Put as an asset measured at a fair value of $2.7 million. At December 31, 2008, the fair value of the UBS Put was $3.3 million. Teradyne recorded a $0.6 million gain in interest income during the fourth quarter of 2008 for the increase in the fair value of the UBS Put since November 14, 2008. In determining the fair value of the UBS Put as of December 31, 2008, Teradyne assumed it would redeem the auction rate securities at par at the earliest possible time, June 30, 2010. Teradyne utilized a discounted cash flow model to determine the fair value of the UBS Put using the follow assumptions (1) a time period of 1.5 years, representing the period from December 31, 2008 to the earliest date we can expect to be able to redeem the UBS Put (June 30, 2010) and (2) a discount rate of 3.79%, which included a spread based on the credit default swap of UBS in order to account for the credit risk of UBS.

Teradyne has elected fair value treatment for the UBS put under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008.

	Year ended December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$6,192	$19,453	$25,968	$51,613
UBS Put	—	—	3,330	3,330

Total	$6,192	$19,453	$29,298	$54,943

Liabilities:
Derivatives	$—	$767	$—	$767

Total	$—	$767	$—	$767

Changes in the fair value of Level 3 financial assets for the year ended December 31, 2008, were as follows:

	Level 3 Financial Assets
	Long-Term Auction Rate Securities	Long-Term UBS Put
	(in thousands)
Balance at December 31, 2007	$—	$—
Assumed from acquisition	26,467	2,710
Change in unrealized gain included in earnings	—	620
Change in unrealized loss included in earnings	(499)	—

Balance at December 31, 2008$	$25,968	$3,330

On a quarterly basis Teradyne reviews its investments to identify and evaluate those that have an indication of a potential other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include:

•	The length of time and the extent to which the market value has been less than cost;

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

Teradyne has determined that it does not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $11.0 million, in the year ended December 31, 2008, primarily related to mortgage and asset backed debt securities.

Short-term available-for-sale marketable securities mature in less than one year. Long-term available-for-sale marketable securities have maturities of one to five years. At December 31, 2008 and 2007 these investments are reported as follows:

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
2008
Long-term marketable securities:
Equity and debt mutual funds	$8,910	$589	$(3,307)	$6,192	$6,192
Asset backed and corporate debt securities	19,453	—	—	19,453	—

	$28,363	$589	$(3,307)	$25,645	$6,192

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
2007
Short-term marketable securities:
U.S. Treasury and government agency securities	$3,793	$—	$(2)	$3,791	$3,791
Corporate debt securities	71,841	6	(45)	71,802	31,989

	$75,634	$6	$(47)	$75,593	$35,780

Long-term marketable securities:
Asset backed and corporate debt securities	$105,656	$511	$(1,189)	$104,978	$75,343

As of December 31, 2008, the fair market value of investments with unrealized losses totaled $5.4 million. Of this value, $0.9 million had an unrealized loss for greater than one year and $4.5 million had an unrealized loss for less than one year. These investments are mutual funds related to employee retirement benefits. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and Teradyne’s intent and ability to hold the investments for a period of time to allow for anticipated recovery in market value. Based on this review, Teradyne has determined that the unrealized losses related to these investments, at December 31, 2008, are temporary.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	FINANCIAL INSTRUMENTS—(Continued)

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

At December 31, 2008 and 2007, Teradyne had the following forward currency contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2008			December 31, 2007
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$22.2	$22.2	$—	$26.5	$26.5
Taiwan Dollar	—	7.9	7.9	—	6.6	6.6
British Pound Sterling	(14.8)	18.5	3.7	(12.2)	7.2	(5.0)
European Euro	(18.9)	17.7	(1.2)	(15.4)	20.9	5.5

Total	$(33.7)	$66.3	$32.6	$(27.6)	$61.2	$33.6

The fair value of the outstanding contracts was a loss of $0.8 million at December 31, 2008 and immaterial gain at December 31, 2007. In 2008, Teradyne recorded net realized losses of $8.1 million related to foreign currency forward contracts hedging net monetary positions. In 2007, Teradyne recorded net realized gains of $0.2 million related to foreign currency forward contracts hedging net monetary positions. In 2006, Teradyne recorded net realized gains of $2.2 million related to foreign currency forward contracts hedging net monetary positions. Both, the contract gains and losses, on the items being hedged are included in interest expense and other.

Concentration of Credit Risk

Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Teradyne maintains cash investments primarily in money market securities, U.S. Treasury and government agency securities, corporate debt securities and mortgage backed securities. Teradyne places forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.	DEBT

Revolving Credit Facility

On November 14, 2008, in connection with the acquisition of Eagle Test, Teradyne entered into a credit agreement (the “Credit Agreement”) among Teradyne, as borrower, a syndicate of banks and certain direct and indirect domestic subsidiaries of Teradyne. The Credit Agreement provides for a senior secured revolving credit facility of $122.5 million. On November 14, 2008 and December 31, 2008, Teradyne borrowed $100 million and $22.5 million, respectively. Teradyne incurred $2.8 million in costs related to the revolving credit facility. These costs are being amortized over the three year term of the revolving credit facility.

At Teradyne’s option, loans under the Credit Agreement bear interest at a rate per annum equal to (i) the Eurodollar rate plus a margin which will vary between 3.00% and 3.50% based on Teradyne’s consolidated leverage ratio or (ii) the Base Rate, the rate of interest in effect for such day as announced by Bank of America, N.A. as its “prime rate”, plus a margin which will vary between 2.00% and 2.50% based on Teradyne’s consolidated leverage ratio. In addition, Teradyne is required to pay the Lenders a commitment fee at a rate per annum of 0.75% on the actual daily unused amount of the credit facility commitments of such Lenders during the period for which payment is made, payable quarterly in arrears. The credit facility will be available on a revolving basis until November 14, 2011. Teradyne may optionally prepay loans or reduce the credit facility commitments at any time, without penalty.

The Credit Agreement contains customary representations and warranties as well as affirmative and negative covenants. Affirmative covenants include, among others, with respect to Teradyne and its subsidiaries, maintenance of existence, financial and other reporting, payment of obligations, maintenance of properties and insurance, and an agreement to cause future material domestic subsidiaries to become parties to the Security and Pledge Agreement referred to below. Negative covenants include, among others, with respect to Teradyne and its subsidiaries, limitations on incurrence or guarantees of indebtedness, limitations on liens, sale and lease-back transactions, investments, dividends, share redemptions and other restricted payments, affiliate transactions and capital expenditures. The Credit Agreement also requires Teradyne to maintain certain financial ratios as of the end of any fiscal quarter, including a leverage ratio, fixed charge coverage ratio and an available domestic cash to total revolving borrowings ratio. The most restrictive covenant is the leverage ratio, which is a ratio of consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to consolidated indebtedness, which for any period of four consecutive fiscal quarters may not exceed 2.5 to 1.0, subject to certain exceptions.

The Credit Agreement contains customary events of default, including, among others, inaccuracy of representations and warranties in any material respect, non-payment of principal, interest or other amounts, violation of covenants, cross-defaults with other material indebtedness, certain undischarged judgments, the occurrence of certain ERISA or insolvency events and the occurrence of a change of control. Upon an event of default under the Credit Agreement, the Lenders may declare the loans and all other obligations under the Credit Agreement immediately due and payable. A bankruptcy or insolvency event of default causes such obligations automatically to become immediately due and payable.

The obligations of Teradyne under the Credit Agreement are guaranteed by certain domestic subsidiaries of Teradyne (“Guarantors”). As of December 31, 2008 the only Guarantors are Nextest and Eagle Test. Pursuant to a Security and Pledge Agreement, dated November 14, 2008 (the “Security and Pledge Agreement”), among Teradyne, the Guarantors and the Agent on behalf of the Lenders, the loans and the other obligations of Teradyne and the Guarantors are secured by (i) all personal property of Teradyne and each Guarantor, (ii) all present and future shares of capital stock of (or other ownership or profit interests in) each of Teradyne’s present and future

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H.	DEBT—(Continued)

subsidiaries (limited to 65% of the capital stock of each first-tier foreign subsidiary) and (iii) all real property of Teradyne and each Guarantor, if the ratio of consolidated EBITDA to consolidated indebtedness for any period of four consecutive fiscal quarters, exceeds 2.5 to 1.0. As of December 31, 2008, Teradyne was in compliance with all financial covenants set forth in the Credit Agreement.

Convertible Senior Notes

In 2001, Teradyne issued $400 million principal amount of 3.75% Convertible Senior Notes due in 2006 (the “Notes”) in a private placement and received net proceeds of $389 million. The Notes were convertible at the option of the holders at a rate which is equivalent to a conversion price of approximately $26.00 per share, which is equal to a conversion rate of approximately 38.4615 shares of common stock per $1,000 principal amount of Notes.

Teradyne began making annual interest payments of up to $15 million, paid semi-annually, on the Notes on April 15, 2002. During 2004 and 2005, we repurchased $100 million of the outstanding Notes pursuant to authorization from our Board of Directors. The decision to repurchase a portion of the Notes was based on the fair market value of the Notes being below the return we would earn on high grade investment securities. On January 26, 2006, management was given further authorization by our Board to repurchase up to the full $300 million of the principal amount that remained outstanding under the Notes through open market purchases, privately negotiated transactions and auctions for a price not to exceed 100% of the principal amount plus any accrued but unpaid interest thereon. During 2006, we repurchased Notes of $15.0 million in the first quarter, $24.0 million in the third quarter, and we repaid the remaining $261 million in the fourth quarter of 2006.

I.	ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2008 and 2007, the accumulated other comprehensive loss balances were as follows:

	2008	2007
	(in thousands)
Retirement plans net loss, net of tax of ($3,925) and ($1,682)	$(141,323)	$(41,965)
Retirement plans prior service cost, net of tax of $0 and $0	(1,334)	(5,507)
Retirement plans net transition asset, net of tax of $0 and $0	—	20
Unrealized loss on investments, net of tax of $0 and $0	(2,718)	(721)
Foreign currency translation adjustments	(2,733)	2,145

Total accumulated other comprehensive loss	$(148,108)	$(46,028)

J.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs an annual impairment test of its goodwill as required under the provisions of FAS 142 on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology.

Teradyne experienced a worsening in its demand outlook during the fourth quarter of 2008. This sharp decline is not expected to recover in the near term. Consequently, this has led to an impairment of our goodwill of $333.3 million as of December 31, 2008. In 2007 and 2006, the Company performed its annual impairment test for goodwill at the reporting unit level and determined that no adjustment to goodwill was necessary.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J.	GOODWILL AND INTANGIBLE ASSETS—(Continued)

The changes in the carrying amount of goodwill by reporting units for the years ended December 31, 2008 and 2007 are as follows:

	Semiconductor Test	Systems Test	Total
	(in thousands)
Balance at December 31, 2006	$—	$69,134	$69,134
No activity	—	—	—
Balance at December 31, 2007	—	69,134	69,134
Nextest acquisition	170,492	—	170,492
Eagle Test acquisition	93,655	—	93,655
Impairment	(264,147)	(69,134)	(333,281)

Balance at December 31, 2008	$—	$—	$—

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheets:

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$27,889	$94,504	6.1 years
Customer relationships and service and software maintenance contracts	92,279	11,001	81,278	8.6 years
Tradenames and trademarks	15,000	3,784	11,216	11.5 years
Backlog	300	300	—	0.5 years

Total intangible assets	$229,972	$42,974	$186,998	7.6 years

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$19,193	$15,734	$3,459	7.5 years
Customer relationships and service and software maintenance contracts	4,779	3,678	1,101	8.0 years
Tradenames and trademarks	3,800	2,929	871	8.0 years
Acquired workforce	700	139	561	4.0 years

Total intangible assets	$28,472	$22,480	$5,992	7.6 years

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

Aggregate intangible assets amortization expense was $20.6 million in the year ended December 31, 2008, $3.7 million in the year ended December 31, 2007, and $3.6 million in the year ended December 31, 2006. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(in thousands)
2009	32,388
2010	29,717
2011	28,259
2012	26,132
2013	25,066

Teradyne determined that the worsening in its demand outlook experienced during the fourth quarter of 2008 was a significant event that indicated that the carrying amount of certain long-lived and intangible asset groups might not be recoverable. Teradyne conducted recoverability tests in accordance with SFAS No. 144. As the undiscounted future cash flows of the long-lived asset groups exceeded their carrying amount, Teradyne determined that no impairment of its long-lived assets had occurred at December 31, 2008.

K.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $21.5 million, $19.8 million and $22.4 million, respectively.

Teradyne leases portions of its office and operating facilities under various operating lease arrangements. The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments*
(in thousands)
2009	$20,160
2010	18,091
2011	15,729
2012	11,847
2013	6,281
Beyond 2013	9,264

Total	$81,372

*	Minimum payments have not been reduced by minimum sublease income of $7.7 million due in the future under non-cancelable subleases.

Legal Claims

On July 11, 2008, Xyratex Technology, Ltd. (“Xyratex”) filed a complaint against Teradyne in the United States Federal District Court in Los Angeles, California alleging that certain Teradyne disk drive test products infringe one of Xyratex’s patents. The complaint was served to Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, we filed our answer and counterclaims, denying

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

that our disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. The case is currently in the discovery phase and trial is scheduled to begin in November 2009. We intend to vigorously defend against the Xyratex claim and to vigorously pursue our counterclaims against Xyratex.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of our then executive officers in the Federal District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal.

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

In November 2008, Teradyne received a general notice letter from the California Department of Toxic Substances Control (“DTSC”) which informed Teradyne of potential liability with respect to contamination at the BKK Corporation Landfill Facility Site in West Covina, California. Similar to the PRP claim discussed above, this claim arose out of our acquisition of Perception Laminates in August 2000. Neither Teradyne nor Perception Laminates have ever conducted any operations at the West Covina site. We have asked the DTSC and the group of settling defendants to remove Teradyne as a PRP for this site.

We believe that we have meritorious defenses against the above unsettled claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions are unlikely to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations and of cash flows of any one period.

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K.	COMMITMENTS AND CONTINGENCIES—(Continued)

acquired companies. Two former executive officers of Teradyne are named defendants in a securities case pending in the Federal District Court in San Diego, California. Each of these former executive officers has invoked the indemnification provisions described herein and insurance claims have been submitted to and are being processed by Teradyne’s director and officer liability insurance provider.

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

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2008 and 2007, Teradyne had a product warranty accrual of $8.4 million and $9.3 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $6.4 million and $6.6 million, respectively, included in deferred revenue.

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

Based on historical experience and information known as of December 31, 2008, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2008 because the amount would be immaterial.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L.	NET (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net (loss) income per common share from continuing and discontinued operations:

	2008	2007	2006
	(in thousands, except per share amounts)
(Loss) Income from continuing operations	$(398,602)	$71,883	$208,162
Income (loss) from discontinued operations, net	768	5,828	(9,405)
Net (loss) income for basic net income per share	(397,834)	77,711	198,757

Income impact of assumed conversion of convertible debentures	—	—	8,346

Net (loss) income for diluted net (loss) income per share	$(397,834)	$77,711	$207,103

Shares used in income (loss) from continuing operations per common share—basic	170,593	184,020	194,729
Incremental shares from assumed conversion of convertible debentures	—	—	8,546
Employee and director stock options	—	755	699
Restricted stock units	—	520	382
Employee stock purchase rights	—	79	58
Dilutive potential common shares	—	1,354	9,685

Shares used in income (loss) from continuing operations per common share—diluted	170,593	185,374	204,414

Net (loss) income per common share—basic
Continuing operations	$(2.34)	$0.39	$1.07
Discontinued operations	0.00	0.03	(0.05)

	$(2.33)	$0.42	$1.02

Net (loss) income per common share—diluted
Continuing operations	$(2.34)	$0.39	$1.06
Discontinued operations	0.00	0.03	(0.05)

	$(2.33)	$0.42	$1.01

The computation of diluted net loss per common share for the year ended December 31, 2008 excludes all outstanding stock options and restricted stock units because Teradyne had a net loss.

The computation of diluted net income per common share for the years ended December 31, 2007 and 2006 excludes the effect of the potential exercise of options to purchase approximately 13.8 million and 15.3 million shares, respectively, because the exercise price of the option was greater than the average market price of the common shares, as the effect would have been ant-dilutive. The effect of Teradyne’s outstanding convertible notes on diluted net income per share for the year ended December 31, 2006 was calculated using the “if converted” method as required by SFAS No. 128, “Earnings per Share.” In using the “if converted” method, $8.3 million of interest expense related to the convertible notes for the year ended December 31, 2006, net of tax and profit sharing expenses, was added back to net income to arrive at diluted net income. Accordingly, 8.5 million incremental shares from the assumed conversion of the convertible debt are added to shares when calculating diluted net income per common share for the year ended December 31, 2006.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	RESTRUCTURING AND OTHER, NET

Restructuring and Other, Net

In response to a downturn in the industry, Teradyne initiated restructuring activities across all segments to reduce costs and redundancies, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $7.7 million as of December 31, 2008. Teradyne has subleased approximately 64% of its unoccupied space as of December 31, 2008.

2008 Activities

	Facility Related	Acquisition Costs	Loss on Sale of Land and Buildings	Severance and Benefits	Long- Lived Asset Impairment	Total
	(in thousands)
2008 (credit) provision	$13,748	$823	$20,883	$24,421	$550	$60,425
Cash receipts (payments)	(951)	(823)	—	(19,079)	—	(20,853)
Accelerated Depreciation and other	(11,966)	—	(20,883)	—	(550)	(33,399)

Balance at December 31, 2008	$831	$—	$—	$5,342	$—	$6,173

Teradyne recorded the following charges related to the 2008 restructuring activities:

•	$24.4 million of severance charges across all functions and segments related to headcount reductions of approximately 470 people;

•

$20.9 million loss on sale of land and buildings, including $22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, Massachusetts as a result of the transfer of manufacturing to an outsourced partner and $1.7 million gain on the sale of real estate in the Semiconductor Test segment for a facility in Agoura Hills, California;

•

$13.7 million of facility related charges, including $12.0 million of facility charges across both segments related to the accelerated depreciation of a manufacturing facility in North Reading, Massachusetts as a result of the transfer of manufacturing to an outsourced partner; $0.7 million of facility charges across both segments related to the early exit of a facility in Bracknell, UK, $0.7 million of facility charges in the Semiconductor Test segment related to the early exit of a facility in Ontario, Canada and $0.3 million of other miscellaneous charges across both segments mainly related to housing in Japan and Belgium office;

•	$0.8 related to the acquisition financing costs; and

•	$0.6 million charge in the Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	RESTRUCTURING AND OTHER, NET—(Continued)

2007 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Insurance Recovery	Total
	(in thousands)
2007 (credit) provision	$(3,597)	$6,963	$(4,326)	$(960)
Cash receipts (payments)	3,597	(5,855)	4,326	2,068

Balance at December 31, 2007	—	1,108	—	1,108

2008 credit	—	(194)	—	(194)
Cash payments	—	(833)	—	(833)

Balance at December 31, 2008	$—	$81	$—	$81

Teradyne recorded the following activity related to the 2007 restructuring activities:

•	$3.6 million gain on the sale of land and building in Deerfield, Illinois;

•	$7.0 million of severance charges related to 202 people across all functions and segments; and

•	$4.3 million of cash proceeds recovered from insurance related to a facility fire in Taiwan.

2006 Activities

	Gain on Sale of Land and Buildings	Severance and Benefits	Facility Related	Long-Lived Asset Impairment	Total
	(in thousands)
2006 (credit) provision	$(39,098)	$4,292	$1,153	$50	$(33,603)
Cash receipts (payments)	39,098	(2,659)	(528)	—	35,911
Asset write-downs	—	—	—	(50)	(50)

Balance at December 31, 2006	—	1,633	25	—	2,258
2007 credit	—	(152)	—	—	(152)
Cash payments	—	(1,473)	(590)	—	(2,063)

Balance at December 31, 2007	—	8	35	—	43
2008 (credit) provision	—	(8)	—	—	(8)
Cash receipts (payments)	—	—	(35)	—	(35)

Balance at December 31, 2008	$—	$—	$—	$—	$—

Teradyne recorded the following activity related to the 2006 restructuring activities:

•

$39.1 million gain on the sale of real estate, including $35.8 million for two Semiconductor Test facilities in Boston, Massachusetts, $1.5 million for a Semiconductor Test parking facility in Boston, Massachusetts, $1.3 million for a Semiconductor Test facility in San Jose, California and $0.5 million for buildings in Nashua, New Hampshire;

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.	RESTRUCTURING AND OTHER, NET—(Continued)

•	$4.3 million of severance charges related to 179 people across all segments; and

•	$1.2 million of facility related charges for the exit of Semiconductor Test facilities in Newbury Park, California and Waltham, Massachusetts.

Pre-2006 Activities

	Severance and Benefits	Loss on Sale of Product Lines	Other Charges	Facility Related	Total
Balance at December 31, 2005	$10,116	$—	$529	$17,061	$27,706
2006 credit	(50)	(406)	—	(1,974)	(2,430)
Cash (payments) receipts	(8,883)	406	(529)	(5,483)	(14,489)

Balance at December 31, 2006	1,183	—	—	9,604	10,787
2007 (credit) provision	(292)	(906)	—	1,651	453
Cash (payments) receipts	(649)	906	—	(3,488)	(3,231)

Balance at December 31, 2007	242	—	—	7,767	8,009
2008 (credit) provision	(124)	—	—	2,676	2,552
Cash (payments) receipts	(118)	—	—	(1,971)	(2,089)

Balance at December 31, 2008	$—	$—	$—	$8,472	$8,472

For pre-2006 restructuring activity, Teradyne recorded the following activity in 2008:

•	$2.7 million facility related charge in Systems Test Group segment for changes in the estimated amount and timing of sublease income on a facility in Westford, Massachusetts.

N.	RETIREMENT PLANS

Teradyne adopted the funded status recognition provision of SFAS 158 effective December 31, 2006. This standard amends SFAS 87, 88, 106, and 132(R). SFAS 158 requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by SFAS 158. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation at December 31. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation at December 31.

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plan assets and obligations are shown below:

	2008	2007
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$291,387	$297,857
Service cost	4,800	5,664
Interest cost	17,320	16,647
Actuarial gain	14,514	(16,936)
Benefits paid	(13,544)	(13,467)
Curtailment	(433)	(498)
Transfers	—	(810)
Non-U.S. currency movement	(3,117)	2,930

End of year	310,927	291,387

Change in plan assets:
Fair value of plan assets:
Beginning of year	284,201	276,945
Company contributions	4,300	4,808
Plan participants’ contributions	23	54
Actual return	(66,165)	15,208
Benefits paid	(13,544)	(13,467)
Non-U.S. currency movement	(3,070)	653

End of year	205,745	284,201

Funded status	$(105,182)	$(7,186)

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2008	2007
	(in thousands)
Long-term retirement plans assets	$—	$46,396
Accrued employees’ compensation and withholdings	(2,347)	(1,956)
Long-term retirement plans liabilities	(102,835)	(51,626)

	$(105,182)	$(7,186)

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

	2008	2007
	(in thousands)
Net loss	$141,290	$39,365
Prior service cost	3,330	7,736
Net transition asset	—	(27)
Total recognized in other comprehensive loss before tax	144,620	47,074

Deferred tax asset	(3,925)	(1,674)

Total recognized in other comprehensive loss, net of tax	$140,695	$45,400

The estimated portion of net loss and prior service cost remaining in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2009 is $4.7 million, and $0.8 million respectively.

The accumulated benefit obligation for all defined pension plans was $293.5 million and $271.1 million at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2008	2007
	(in millions)
Projected benefit obligation	$298.1	$53.6
Accumulated benefit obligation	$282.4	$43.7
Fair value of plan assets	$193.2	$0.9

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expense

For the years ended December 31, 2008, 2007 and 2006, Teradyne’s net periodic pension costs were comprised of:

	2008	2007	2006
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$4,800	$5,664	$7,042
Interest cost	17,320	16,647	15,723
Expected return on plan assets	(20,400)	(19,545)	(17,694)
Amortization of:
Net transition (asset)/obligation	(27)	(68)	66
Prior service cost	847	847	844
Net loss	1,315	3,614	5,900
Curtailment gain	(433)	—	—

Total net periodic pension cost	$3,422	$7,159	$11,881

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	99,812	(12,895)
Reversal of amortization items:
Net transition asset	27	68
Prior service cost	(847)	(847)
Net loss	(1,315)	(3,614)

Total recognized in other comprehensive income	97,677	(17,288)

Total recognized in net periodic pension cost and other comprehensive income	$101,099	$(10,129)

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1

	United States Plan			Foreign Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.5%	6.0%	5.5%	4.8%	4.1%	4.1%
Expected return on plan assets	7.75	7.75	7.5	4.0	4.0	4.0
Salary progression rate	4.0	4.0	4.0	3.6	3.5	3.5

Weighted Average Assumptions to Determine Pension Obligations at December 31

	United States Plan			Foreign Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.2%	6.5%	6.0%	4.9%	4.8%	4.1%
Salary progression rate	4.0	4.0	4.0	3.4	3.6	3.5

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 7.75% was an appropriate rate to use for fiscal 2008 for the U.S. Qualified Pension Plan.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Teradyne bases its determination of pension expense or benefit on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2008, under the U.S. Qualified Pension Plan, Teradyne had cumulative losses of approximately $62.5 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that we utilized for determining future pension obligations for the U.S. Qualified Pension Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 6.2% at December 31, 2008, down from 6.5% at December 31, 2007.

Plan Assets

Teradyne’s weighted average asset allocation at December 31, 2008 and 2007, by asset category is as follows:

	United States Plan		Foreign Plans
	2008	2007	2008	2007
Equity Securities	37.0%	46.3%	55.1%	53.8%
Debt Securities	63.0	53.7	38.9	40.3
Other	—	—	6.0	5.9

Total	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and index for each asset category for the U.S. Qualified Pension Plan, per policy, for the portfolio is as follows:

Asset Category:	Policy Index:	Target
Equity (Large cap)	S&P 500 Stock Index	22%
Equity (Small cap)	Russell 2000 Index	10
International Equity	MSCI EAFE Index (Net Dividends) and MSCI Emerging Markets Free Index	15
Passive Fixed Income	Barclays Capital Long Government Credit Index	33
High-Yield Fixed Income	Barclays Capital High Yield Index	10
Real Assets	Real Asset Custom Index	10

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

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

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2008, 2007 and 2006, Teradyne contributed $4.3 million, $4.8 million and $30.2 million, respectively, to the plans. Based upon the U.S. Qualified Pension Plan funded status as of December 31, 2008, Teradyne does not expect to make any contributions to this plan in 2009. Contributions that will be made in 2009 to certain Qualified Plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $7.5 million.

Expected Future Pension Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2009	$11,618	$2,227
2010	12,478	1,724
2011	13,078	2,225
2012	14,261	3,012
2013	15,347	2,336
2014-2018	93,983	15,466

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

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the post retirement assets and obligations are shown below:

	2008	2007
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$21,288	$24,208
Service cost	167	254
Interest cost	1,227	1,315
Actuarial gain	(184)	(1,385)
Benefits paid	(2,858)	(3,104)

End of year	19,640	21,288

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	2,858	3,102
Benefits paid	(2,858)	(3,102)

End of year	—	—

Funded status	$(19,640)	$(21,288)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2008	2007
	(in thousands)
Accrued employees’ compensation and withholdings	$(2,790)	$(2,855)
Long-term retirement plans liability	(16,850)	(18,403)

	$(19,640)	$(21,258)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

	2008	2007
	(in thousands)
Net loss	$3,957	$4,281
Prior service credit	(1,995)	(2,229)

Total recognized in other comprehensive loss	$1,962	$2,052

The estimated portion of net loss and prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic post-retirement benefit cost in 2009 is $0.2 million and $(0.2) million, respectively.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Expense

For the years ended December 31, 2008, 2007 and 2006, Teradyne’s net periodic post-retirement benefit cost were comprised of:

	2008	2007	2006
	(in thousands)
Components of Net Periodic Post-Retirement Benefit Cost:
Service cost	$167	$254	$255
Interest cost	1,227	1,315	1,404
Amortization of:
Prior service credit	(234)	(234)	(234)
Net loss	140	285	550

Total net periodic post-retirement benefit cost	1,300	1,620	$1,975

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net gain	(184)	(1,385)
Reversal of amortization items:
Prior service credit	234	234
Net loss	(140)	(285)

Total recognized in other comprehensive income	(90)	(1,436)

Total recognized in net periodic post-retirement benefit cost and other comprehensive income	$1,210	$184

Weighted Average Assumptions to Determine Net Periodic Post-Retirement Benefit Cost as of January 1

	2008	2007	2006
Discount rate	6.5%	6.0%	5.5%
Initial Health Care Cost Trend Rate	9.0	10.0	10.0
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2018	2014	2011

Weighted Average Assumptions to Determine Post Retirement Benefit Obligation as of December 31

	2008	2007	2006
Discount rate	6.1%	6.5%	6.0%
Initial Medical Trend	8.9	9.0	10.0
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2018	2014	2014

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N.	RETIREMENT PLANS—(Continued)

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2008 would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$50	$(47)
Effect on postretirement benefit obligations	$819	$(765)

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

Benefits
(in thousands)
2009	2,790
2010	2,630
2011	2,410
2012	2,170
2013	2,090
2014-2018	8,040

O.	STOCK BASED COMPENSATION

Stock Compensation Plans

Under its stock compensation plans Teradyne granted options to purchase common stock at 100% of the fair market value on the date of grant. Options granted to employees vest in equal installments over four years and have a maximum term of seven years. Options granted to non-employee directors are immediately vested, fully exercisable and have a maximum term of either five or seven years.

Restricted stock unit awards granted to employees in 2006, 2007 and 2008 (excluding executive officers) vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Restricted stock unit awards granted to executive officers, including the CEO, in January 2006, vest over two years. Restricted stock unit awards granted to executive officers, including the CEO, in January 2008 and 2007 vest over four years. A portion of these restricted stock unit awards granted to executive officers, including the CEO, is subject to time-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited. The weighted-average grant-date fair value of the restricted stock units granted in 2008, 2007 and 2006 was $9.39, $15.18, and $16.53, respectively.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Stock compensation plan activity for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	2,199	1,128	1,465
Awarded	3,453	2,101	482
Assumed from acquisitions	1,092	—	—
Vested	(1,213)	(809)	(680)
Forfeited	(384)	(221)	(139)

Non-vested at December 31	5,147	2,199	1,128

Stock Options:
Outstanding at January 1	17,142	19,011	22,950
Options granted	—	—	—
Assumed from acquisitions	6,920	—	—
Options exercised	(1,725)	(691)	(729)
Options forfeited	(25)	(54)	(130)
Options cancelled	(5,521)	(1,124)	(3,080)

Outstanding at December 31	16,791	17,142	19,011

Vested and expected to vest at December 31	16,776	17,139	18,986

Exercisable at December 31	16,067	17,069	18,007

Total shares available for the years 2008, 2007 and 2006:

	2008	2007	2006
	(in thousands)
Shares available:
Available for grant at January 1	9,980	11,901	25,723
Option grants	—	—	—
Options cancellations/forfeitures	—	—	3,080
Restricted stock units granted	(3,453)	(2,102)	(482)
Restricted stock units forfeited	348	181	139
Adjustment to shares available	—	—	(16,559)

Available for grant at December 31	6,875	9,980	11,901

In May 2006, the 1991 Employee Stock Option Plan, the 1996 Non-Employee Director Stock Option Plan and the 1997 Employee Stock Option Plan were terminated and the 2006 Equity and Cash Compensation Incentive Plan was approved by Teradyne’s shareholders. As a result, the number of shares available for future issuance was reduced by 16,559,000 shares from the terminated plans.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Weighted-average restricted stock unit award date fair value information for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
	(in thousands)
Non-vested at January 1	$15.47	$16.00	$15.58
Awarded	9.39	15.18	16.53
Assumed from acquisitions	10.18	—	—
Vested	10.72	15.49	15.58
Forfeited	11.93	15.36	15.62

Non-vested at December 31	$10.55	$15.47	$16.00

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
	(in thousands)
Outstanding	$21,719	$23,541	$16,149
Expected to vest	$19,558	$20,844	$15,393

Restricted stock units weighted average contractual terms (in years) information at December 31, for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
Outstanding	2.79	3.01	0.95
Expected to vest	2.78	3.00	0.92

Weighted average stock options exercise price information for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
Outstanding at January 1	$20.78	$20.66	$20.73
Assumed from acquisitions	3.21	—	—
Exercised	2.74	12.79	12.15
Forfeited	9.91	12.73	12.99
Canceled	22.91	24.08	23.44
Outstanding at December 31	14.66	20.78	20.66
Exercisable at December 31	15.09	20.81	21.15

Stock option aggregate intrinsic value information for the years ended December 31, 2008, 2007 and 2006 follows:

	2008	2007	2006
	(in thousands)
Exercised	$10,829	$2,104	$2,969
Outstanding	$5,506	$6	$10,412
Vested and expected to vest	$5,493	$6	$10,365
Exercisable	$5,122	$6	$7,952

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	STOCK BASED COMPENSATION—(Continued)

Stock options weighted average contractual terms (in years) information at December 31, for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
Outstanding	3.1	1.9	3.0
Vested and Expected to vest	3.1	1.9	3.0
Exercisable	2.9	1.9	2.9

Significant option groups outstanding at December 31, 2008 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
	(options in thousands)
$ 0.01 – $4.66	6.78	4,153	$2.99	3,824	$2.97
$ 4.83 – $14.20	2.96	4,184	10.01	3,807	10.41
$ 14.35 – $21.91	0.90	4,241	17.66	4,223	17.67
$ 21.92 – $124.78	1.91	4,213	27.75	4,213	27.75

Total		16,791	$14.66	16,067	$15.09

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation. Under the plan, the price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of each six month purchase period within each year. In July 2008, 0.8 million shares of common stock were issued to employees who participated in the plan during the first half of 2008, at the weighted average price of $8.55 per share. In January 2009, Teradyne issued 1.2 million shares of common stock to employees who participated in the plan during the second half of 2008, at the weighted average price of $3.59 per share.

P.	SAVINGS PLAN

Teradyne sponsors an employee retirement Savings Plan covering substantially all U.S. employees. Under Teradyne’s Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). On discretionary basis, Teradyne annually matches employee contributions up to 6% of such compensation at rates ranging from 50% to 100% for employees in the defined benefit plan. For all other employees, on discretionary basis, Teradyne annually matches up to 5% of such compensation at rates ranging from 100% to 150%. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to the statement of operations were $7.5 million in 2008, $6.2 million in 2007 and $10.7 million in 2006.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q.	RELATED PARTY TRANSACTION

During 2007, Paul Tufano, a member of Teradyne’s Board of Directors, was Executive Vice President, Chief Financial Officer and Interim Chief Executive Officer of Solectron Corporation until it was acquired by Flextronics in October 2007. Mr. Tufano ceased being an employee of Solectron or Flextronics in October 2007. In the ordinary course of business, Teradyne has for the last ten years purchased printed circuit board assemblies from Solectron, and has also sold in-circuit testers to Solectron which Teradyne refers to as Flextronics. In August 2007, prior to the Flextronics acquisition, Teradyne expanded our contract with Solectron to have it provide additional manufacturing and test services, including areas of final configuration and test for most of Teradyne’s FLEX family of products. In the years ended December 31, 2007 and 2006, Teradyne purchased $207.8 million and $229.9 million, respectively, of printed circuit board assemblies and services from Flextronics. Sales of in-circuit testers to Flextronics for the years ended December 31, 2007 and 2006 were $4.0 million and $5.7 million, respectively. As of December 31, 2007, $19.8 million was included in accounts payable and $17.5 million was included in accounts receivable, representing amounts due to/from Flextronics.

R.	INCOME TAXES

The components of (loss) income from continuing operations before income taxes and the provision for (benefit from) income taxes of continuing operations as shown in the consolidated statements of operations were as follows:

	2008	2007	2006
	(in thousands)
(Loss) income from continuing operations before income taxes:
U.S.	$(421,010)	$208,509	$181,810
Non-U.S.	34,985	(129,266)	54,221

	$(386,025)	$79,243	$236,031

(Benefit) provision for income taxes from continuing operations:
Current:
U.S. Federal	$(1,574)	$(2,513)	$(6,320)
Non-U.S.	9,246	11,180	36,239
State	(109)	(557)	1,958

	7,563	8,110	31,877

Deferred:
U.S. Federal	—	—	—
Non-U.S.	5,014	(750)	(4,008)
State	—	—	—

	5,014	(750)	(4,008)

Total provision for income taxes from continuing operations:	$12,577	$7,360	$27,869

For the year ended December 31, 2008, income tax expense from continuing operations totaled $12.6 million, primarily related to tax provisions for foreign taxes.

For the year ended December 31, 2007, income tax expense from continuing operations totaled $7.4 million, primarily related to tax provisions for foreign taxes as well as benefits related to the utilization of foreign tax credits in the U.S.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

For the year ended December 31, 2006, the income tax expense from continuing operations totaled $27.9 million, primarily related to a tax provision for foreign taxes as well as benefits related to a one-time credit related to pension funding and settlement of the California income tax audit for 1998 through 2000.

The total income tax provision for the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
	(in thousands)
Continuing operations	$12,577	$7,360	$27,869
Discontinued operations	—	518	3,769

Total income tax provision	$12,577	$7,878	$31,638

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(in thousands)
Deferred tax assets:
Tax credits	$79,320	$63,516
Net operating and capital loss carryforwards	77,629	42,411
Intercompany license payments	57,000	57,000
Research and development	46,105	58,864
Inventory valuations	40,864	59,440
Pension liability	40,636	4,665
Accruals	14,989	13,238
Vacation accrual	6,177	8,081
Securities impairment	4,386	—
Equity compensation	4,044	6,348
Deferred revenue	3,161	2,754
Amortization	1,220	1,088

Gross deferred tax assets	375,531	317,405

Less: valuation allowance	(290,137)	(305,178)

Total deferred tax assets	85,394	12,227

Deferred tax liabilities:
Intangible assets	(71,058)	—
Excess of tax over book depreciation	(3,010)	(2,731)
Other	(3,068)	—

Total deferred tax liabilities	(77,136)	(2,731)

Net deferred assets	$8,258	$9,496

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

At December 31, 2008 Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2009	$2,077	$—	$—
2010	511	—	—
2013	—	12,683	—
2016	—	862	—
2017	—	2,910	—
2018	—	11,481	—
2020	50,982	—	—
2023	123,410	—	—
Beyond 2023	16,732	—	160
Non-expiring	—	—	132,112

Total	$193,712	$27,936	$132,272

Of the U.S. Federal operating loss carryforwards, $53.6 million relates to the acquisition of GenRad, Inc. in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986. The net operating loss carryforward of $193.7 million includes $62.5 million of loss related to stock compensation.

Teradyne has approximately $79.3 million of tax credit carryforwards. Business tax credits of approximately $19.0 million expire in the years 2020 through 2028. Foreign tax credits of approximately $24.2 million expire in the years 2012 through 2018 and alternative minimum tax credits of approximately $7.9 million, which do not expire. In addition, there are state tax credits of $28.2 million which expire beginning in 2015.

During 2008, Teradyne’s valuation allowance decreased by $15.0 million due to the increase of the deferred tax liability related to the purchased intangible assets of $71.0 million net of the increase in the deferred tax assets of $56.0 million. The increase of deferred tax assets related to the $86 million growth in tax credits, net operating losses and pension, offset by $30 million reduction in inventory and research and development. During 2007, Teradyne’s valuation allowance decreased by $46.5 million primarily as a result of the utilization of net operating loss carryforwards against current year taxable income. Due to the continued uncertainty of realization, Teradyne maintained its valuation allowance at December 31, 2008 and 2007, for deferred tax assets in the U.S. and Singapore. Teradyne does not expect to significantly reduce its valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not. The valuation allowance includes $51.8 million for net deferred tax assets resulting from the funded status recognition provision of SFAS 158.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

A reconciliation of the effective tax rate for the years 2008, 2007 and 2006 follows:

	2008	2007	2006
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	—	(0.7)	1.0
Foreign taxes	0.2	60.6	17.4
Extraterritorial income exclusion	—	—	(0.8)
Federal income tax audit	—	0.4	(0.1)
Valuation allowance	(6.9)	(75.4)	(38.5)
Goodwill impairment	(30.3)	—	—
Current year tax credits	—	(9.9)	—
Pension	—	—	(2.6)
Other U.S. permanent items	(1.1)	2.8	0.8
Other, net	(0.2)	(3.5)	(0.1)

	(3.3)%	9.3%	12.1%

For 2007 and 2006, the foreign taxes included losses generated in Singapore that were not tax affected at the U.S. federal tax rate. A corresponding valuation allowance has been established in Singapore for these losses.

Teradyne adopted FIN 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) effective January 1, 2007. FIN 48 applies to all income tax positions accounted for under FASB Statement No. 109, “Accounting for Income Taxes”, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. FIN 48 also addressed other aspects of reporting and disclosing uncertain tax positions. Upon adoption of FIN 48, there was no cumulative effect to retained earnings. It is anticipated that within the next twelve months there will be no change in unrecognized tax benefits. As of December 31, 2008, Teradyne has open tax years beginning in 2003 for major jurisdictions including the U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2008 were not material.

Teradyne’s unrecognized tax benefits for the years 2008 and 2007 are as follows (in thousands):

	2008	2007
Beginning balance, as of January 1	$9,780	$10,584
Additions:
Tax positions for current year	112	3,489
Tax positions for prior years	3,745	6,400
Reductions:
Tax positions for prior years	(2,520)	(6,351)
Settlements with tax authorities	—	(4,342)

Ending Balance as of December 31	$11,117	$9,780

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	INCOME TAXES—(Continued)

Current year and prior year additions include assessment of potential transfer pricing issues worldwide. Reductions for tax positions for prior years relate to changes in estimates regarding the limitations of foreign tax credits and acquired net operating losses. Settlements with tax authorities in 2007 relate to the closing of transfer pricing issues with local tax authorities in Europe and Asia. Of the $11.1 million of unrecognized tax benefits as of December 31, 2008, $8.4 million would impact the consolidated income tax rate if ultimately recognized. The remaining $2.7 million would impact the valuation allowance if recognized.

As of December 31, 2008, a deferred tax liability has not been established for approximately $245.7 million of cumulative undistributed earnings of non-U.S. subsidiaries, as Teradyne plans to keep these amounts permanently reinvested overseas. Beginning in 2006, Teradyne received from Singapore tax incentives for earnings from investments and related activities that began in that country in 2005. These incentives extend through 2019. From 2003 through 2006, Teradyne received tax incentives to conduct business in the People’s Republic of China.

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

During the third quarter of 2007, the internal management reporting of Teradyne changed to better align with the company’s operational management structure, resulting in a change in Teradyne’s reportable segments. Segment reporting has been restated for all periods presented to reflect this change. Each reportable segment has one segment president who reports directly to the chief operating decision maker and the segments reporting presented reflects the information reviewed and used by the chief operating decision maker.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies”. Due to the sale on August 1, 2007 of Broadband Test Division, its results have been excluded from segment reporting and included in discontinued operations for all periods presented. Previously, Broadband Test Division and Diagnostic Solutions had been combined to form the Other Test Systems segment. Diagnostic Solutions and Assembly Test are now components of the Systems Test Group segment. Segment information for the years ending December 31, 2008, 2007 and 2006 is as follows (in thousands):

	Semiconductor Test	Systems Test Group	Corporate And Eliminations	Consolidated
2008
Net revenue	$900,292	$206,750	$—	$1,107,042
(Loss) income from continuing operations before taxes (1)(2)	(295,431)	(83,640)	(6,954)	(386,025)
Total assets (3)	708,736	140,262	386,249	1,235,247
Property additions (4)	75,377	6,833	4,992	87,202
Depreciation and intangible amortization expense (4)	78,934	7,807	8,019	94,760
2007
Net revenue	$876,514	$225,766	$—	$1,102,280
Income from continuing operations before taxes (1)(2)	25,093	12,042	42,108	79,243
Total assets (3)	540,939	219,724	794,625	1,555,288
Property additions (4)	75,236	7,850	3,002	86,088
Depreciation and intangible amortization expense (4)	54,080	7,655	5,760	67,495
2006
Net revenue	$1,088,918	$267,331	$—	$1,356,249
Income from continuing operations before taxes (1)(2)	183,126	24,172	28,733	236,031
Total assets—continuing operations (3)	490,319	258,771	967,628	1,716,718
Property additions (4)	97,463	5,011	7,535	110,009
Depreciation and intangible amortization expense (4)	57,376	7,130	8,576	73,082

(1)	Net interest income is included in Corporate and Eliminations.
(2)	Included in income from continuing operations before taxes are charges and credits related to restructuring and other, net, real estate gains (losses), investments, inventory provision recovery and inventory write downs.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support departments, common facilities and certain other assets.
(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support departments and common facilities.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	OPERATING SEGMENT AND GEOGRAPHIC INFORMATION—(Continued)

Included in the Semiconductor Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cost of revenues—inventory charge (1)	$24,923	$492	$11,479
Restructuring and other, net	50,356	(382)	(35,733)

Total	$75,279	$110	$(24,254)

(1)	Included in the cost of revenues for the year ended December 31, 2008 are charges for excess inventory provision recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition.

Included in the Systems Test Group segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cost of revenues—inventory charge	$4,440	$1,343	$1,336
Restructuring and other, net	9,756	2,723	(741)

Total	$14,196	$4,066	$595

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2008	2007	2006
	(in thousands)
Restructuring and other, net charge	$2,663	$(3,000)	$441
Interest and other, net (2)	17,092	(1,832)	—

Total	$19,755	$(4,832)	$441

(2)	Included in interest and other, net for the year ended December 31, 2008 are primarily other-than temporary-impairment charges on marketable securities and realized losses on the sale of marketable securities. The amount included for the year ended December 31, 2007 is an insurance recovery gain.

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2008	2007	2006
	(in thousands)
Revenue to unaffiliated customers (1):
United States	$236,636	$254,379	$315,689
South East Asia	291,861	243,088	325,597
Taiwan	198,508	145,757	190,232
Japan	119,876	131,204	164,680
Singapore	114,301	163,110	142,800
Europe	112,253	129,533	193,802
Rest of the World	33,607	35,209	23,449

	$1,107,042	$1,102,280	$1,356,249

(1)	Revenues are attributable to geographic areas based on location of customer site.

Long-lived assets located outside the United States are less than 10% of total assets.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T.	STOCK REPURCHASE PROGRAM

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. For the year ended December 31, 2008, Teradyne repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20 per share. The cumulative repurchases under this program as of December 31, 2008 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board temporarily suspended the implementation of the stock repurchase program.

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

	2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$232,991	$248,779	$228,854	$125,421
Services	64,324	68,926	68,401	69,346

Total net revenue	297,315	317,705	297,255	194,767
Cost of revenue:
Cost of products	118,307	124,925	130,105	77,889
Cost of services	40,505	38,932	39,220	38,967

Total cost of revenue	158,812	163,857	169,325	116,856

Gross profit	138,503	153,848	127,930	77,911

Operating expenses:
Engineering and development	55,149	56,154	52,969	52,189
Selling and administrative	65,221	65,463	58,614	58,491
Acquired intangible assets amortization	3,863	4,774	5,034	6,962
In-process research and development	1,100	—	—	500
Goodwill impairment	—	—	—	333,281
Restructuring and other, net	11,785	12,726	28,589	9,675

Total operating expenses	137,118	139,117	145,206	461,098

Income (loss) from operations	1,385	14,731	(17,276)	(383,187)
Interest income	4,612	2,932	2,740	2,274
Interest expense and other	470	(484)	(5,851)	(8,370)

(Loss) income from continuing operations before taxes	6,467	17,179	(20,387)	(389,283)
Provision (benefit) for income taxes	4,100	6,100	3,070	(693)

(Loss) income from continuing operations	2,367	11,079	(23,457)	(388,590)

Income (loss) from discontinued operations before taxes	—	—	768	—
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations	—	—	768	—

Net (loss) income	$2,367	$11,079	$(22,689)	$(388,590)

(Loss) income from continuing operations per common share—basic	$0.01	$0.06	$(0.14)	$(2.26)

(Loss) income from continuing operations per common share—diluted	$0.01	$0.06	$(0.14)	$(2.26)

Net (loss) income per common share—basic	$0.01	$0.06	$(0.13)	$(2.26)

Net (loss) income per common share—diluted	$0.01	$0.06	$(0.13)	$(2.26)

(1)	Restructuring and other, net includes $7.4 million of severance charges related to headcount reductions across all segments, $4.5 million of facility charges related to accelerated depreciation of a manufacturing facility in North Reading, Massachusetts, and $0.2 million of facility charges related to an early exit of a facility in Bracknell, UK.
(2)	Restructuring and other, net includes $5.5 million of severance charges related to headcount reductions across all segments, $4.5 million of facility charges related to accelerated depreciation of a manufacturing facility in North Reading, Massachusetts, $1.7 million gain on the sale of real estate in our Semiconductor Test segment for a facility in Agoura Hills, California, $0.7 million of facility charges in our Semiconductor Test segment related to the early exit of a facility in Ontario, Canada, $0.6 million charge in our Semiconductor Test segment for a long-lived asset impairment related to acquired intangible assets, and $0.2 million of facility charges related to the early exit of a facility in Bracknell, UK.
(3)	Restructuring and other, net includes $22.6 million loss on the sale of real estate across both segments for a manufacturing facility in North Reading, Massachusetts, $2.6 million of severance charges related to headcount reductions across all segments, $3.0 million of facility charges related to accelerated depreciation of a manufacturing facility in North Reading, Massachusetts, and $0.3 million of facility charges related to an early exit of a facility in Bracknell, UK.
(4)	Restructuring and other, net includes $8.9 million of severance charges related to headcount reductions across all segments, and $0.8 million charge for acquisition financing costs.

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net Revenue:
Products	$194,632	$229,504	$239,299	$198,148
Services	59,061	59,206	60,162	62,268

Total net revenue	253,693	288,710	299,461	260,416
Cost of revenue:
Cost of products	99,991	112,338	117,268	100,867
Cost of services	40,305	39,152	37,947	40,979

Total cost of revenue	140,296	151,490	155,215	141,846

Gross profit	113,397	137,220	144,246	118,570

Operating expenses:
Engineering and development	49,262	52,417	52,245	50,420
Selling and administrative	62,947	62,182	62,178	60,789
Acquired intangible assets amortization	911	955	954	847
In-process research and development	16,700	—	—	—
Restructuring and other, net	2,247	568	(3,119)	(355)

Total operating expenses	132,067	116,122	112,258	111,701

Income (loss) from operations	(18,670)	21,098	31,988	6,869
Interest income	10,234	10,340	9,780	8,712
Interest expense and other	2,107	(738)	(1,853)	(624)

(Loss) income from continuing operations before taxes	(6,329)	30,700	39,915	14,957
Provision (benefit) for income taxes	1,385	3,454	4,717	(2,196)

(Loss) income from continuing operations	(7,714)	27,246	35,198	17,153

Income (loss) from discontinued operations before taxes	93	618	6,084	(449)
Provision for income taxes	15	210	293	—

Income (loss) from discontinued operations	78	408	5,791	(449)

Net (loss) income	$(7,636)	$27,654	$40,989	$16,704

(Loss) income from continuing operations per common share—basic	$(0.04)	$0.14	$0.19	$0.10

(Loss) income from continuing operations per common share—diluted	$(0.04)	$0.14	$0.19	$0.10

Net (loss) income per common share—basic	$(0.04)	$0.15	$0.22	$0.10

Net (loss) income per common share—diluted	$(0.04)	$0.14	$0.22	$0.10

(1)	Restructuring and other, net includes $2.1 million of severance charges related to headcount reductions across all segments, and $0.1 million of facility charges related to an early exit of a Systems Test Group facility in Poway, California.
(2)	Restructuring and other, net includes $0.9 million credit for earn-out payments received in the Systems Test Group from product line divestitures, $1.7 million of severance charges related to headcount reductions across all segments, and $0.2 million credit for revised estimates on severance charges.
(3)	Restructuring and other, net includes $3.6 million gain on the sale of land and building in Deerfield, Illinois, $1.8 million of cash proceeds recovered from insurance related to a facility fire in Taiwan, and $2.3 million of severance charges related to headcount reductions across all segments.
(4)	Restructuring and other, net includes $2.5 million cash proceeds recovered from insurance related to a facility fire in Taiwan, $0.4 million of severance charges related to headcount reductions across all segments, and $1.7 million facility related charge consisting of revised estimates of losses due to changes in the assumed amount and timing of sublease income on a Systems Test Group facility in Westford, Massachusetts.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The audited consolidated financial statements of Teradyne include the results of Nextest Systems Corporation and Eagle Test Systems, Inc., which Teradyne acquired in the year ended December 31, 2008. Management has excluded Nextest Systems Corporation and Eagle Test Systems from its assessment of internal control over financial reporting as of December 31, 2008 because they were acquired by Teradyne in purchase business combinations during 2008. Nextest Systems Corporation and Eagle Test Systems are wholly-owned subsidiaries whose total assets represent 4% and 6%, respectively, and total revenues represent 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 28, 2009. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 28, 2009. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 28, 2009. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 28, 2009. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 28, 2009. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2008 Allowance for doubtful accounts	$4,493	$52	$531	$364	$4,712

2007 Allowance for doubtful accounts	$4,964	$—	$—	$471	$4,493

2006 Allowance for doubtful accounts	$4,737	$227	$—	$—	$4,964

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Invnetory:
2008 Inventory reserve	$105,620	$29,363	$7,862	$17,918	$124,927

2007 Inventory reserve	$138,427	$1,835	$—	$34,642	$105,620

2006 Inventory reserve	$157,888	$12,815	$—	$32,276	$138,427

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference
3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.1	Credit Agreement dated as of November 14, 2008 among Teradyne, Guarantor Subsidiaries of Teradyne, Bank of America, N.A., RBS Citizens, N.A., KeyBank National Association and other Lender Parties.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed November 20, 2008.

4.2	Security and Pledge Agreement dated as of November 14, 2008 among Teradyne, Nextest Systems Corporation and Bank of America, N.A.	Exhibit 4.2 to Teradyne’s Current Report on Form 8-K filed November 20, 2008.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008.

10.5	Form of Amended Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan*.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 27, 2008.

10.5	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.6	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description	SEC Document Reference
10.7	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed October 4, 2006.

10.8	1997 Employee Stock Option Plan, as amended and restated.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.9	Form of Option Agreement under the 1997 Employee Stock Option Plan.*	Exhibit 10.47 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.10	Form of Restricted Stock Unit Agreement for Executive Officers under the 1997 Employee Stock Option Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.11	Form of Restricted Stock Unit Agreement for Directors under the 1997 Employee Stock Option Plan.*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.12	1996 Non-Employee Director Stock Option Plan, as amended.*

Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.13	Form of Option Agreement under 1996 Non-Employee director Stock Option Plan.*	Exhibit 10.48 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.14	1996 Employee Stock Purchase Plan, as amended.*	Exhibit 10.14 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.15	1991 Employee Stock Option Plan, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2002 and Exhibit 10.2 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.16	Form of Option Agreement under 1991 Employee Stock Option Plan.*	Exhibit 10.46 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.17	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.2 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended September 28, 2008.

10.18	Supplemental Savings Plan, as amended and restated.*	Filed herewith.

10.19	Supplemental Executive Retirement Plan, as restated.*	Filed herewith.

Exhibit No.	Description	SEC Document Reference
10.20	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Michael A. Bradley.*	Exhibit 99.5 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.21	Amended and Restated Agreement Regarding Termination Benefits between Teradyne and Michael A. Bradley.*	Exhibit 99.6 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.22	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley.*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.23	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.24	Employment Agreement dated May 3, 2004 between Teradyne and Eileen Casal.*	Exhibit 10.35 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.25	Employment Agreement dated August 9, 2004 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 10.41 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.26	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.27	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Gregory R. Beecher.*	Exhibit 99.1 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.28	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Eileen Casal*	Exhibit 99.2 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.29	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Jeffrey Hotchkiss*	Exhibit 99.3 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.30	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Mark Jagiela*	Exhibit 99.4 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.31	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended*	Exhibit 99.4 to Teradyne’s Current Report on Form 8-K filed January 29, 2009.

10.32	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

10.33	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended	Filed herewith.

Exhibit No.	Description	SEC Document Reference
10.34	Nextest Systems Corporation 2006 Equity Incentive Plan	Filed herewith.

10.35	Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan	Filed herewith.

10.36	Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan	Filed herewith.

14.1	Standards of Business Conduct, as amended.	Exhibit 14.1 to Teradyne’s Annual Report on Form 10-K for the fiscal year ending December 31, 2006.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

†	- Confidential treatment granted.
*	- Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2 day of March, 2009.

TERADYNE, INC.

By:	/s/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PATRICIA S. WOLPERT Patricia S. Wolpert	Chair of the Board	February 25, 2009

/S/ MICHAEL A. BRADLEY Michael A. Bradley	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 2, 2009

/S/ JAMES W. BAGLEY James W. Bagley	Director	February 25, 2009

/S/ ALBERT CARNESALE Albert Carnesale	Director	February 26, 2009

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 26, 2009

/S/ VINCENT M. O’REILLY Vincent M. O’Reilly	Director	February 26, 2009

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 27, 2009

/S/ ROY A. VALLEE Roy A. Vallee	Director	February 25, 2009