Form 10-Q
period 2009-04-05
TERADYNE, INC
filed 2009-05-15
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

* The registrant has not yet been phased into the interactive data requirements

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 11, 2009 was 173,107,305 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 5, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$279,057	$322,705
Accounts receivable, net of allowance for doubtful accounts of $4,666 and $4,712 at April 5, 2009 and December 31, 2008, respectively	67,259	109,625
Inventories:
Parts	79,392	89,140
Assemblies in process	77,931	65,818
Finished goods	8,026	13,493

	165,349	168,451
Deferred tax assets	17,120	16,988
Warrant receivable	42,956	—
Prepayments and other current assets	61,401	60,884

Total current assets	633,142	678,653
Property, plant, and equipment, at cost	785,346	782,774
Less: accumulated depreciation	502,498	484,325

Net property, plant, and equipment	282,848	298,449
Marketable securities	41,668	51,613
Intangible assets, net	178,759	186,998
Other assets	17,974	19,534

Total assets	$1,154,391	$1,235,247

LIABILITIES
Current liabilities:
Accounts payable	$35,510	$61,164
Current debt	124,514	122,500
Accrued employees’ compensation and withholdings	59,742	73,521
Deferred revenue and customer advances	54,689	58,030
Convertible note hedge payable	64,616	—
Other accrued liabilities	44,183	51,748

Total current liabilities	383,254	366,963
Retirement plans liabilities	132,012	125,877
Deferred tax liabilities	5,203	8,730
Long-term other accrued liabilities	25,547	27,565
Long-term debt	8,056	—

Total liabilities	554,072	529,135

Commitments and contingencies (Note M)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 172,545 shares and 169,651 shares issued and outstanding at April 5, 2009 and December 31, 2008, respectively	21,568	21,206
Additional paid-in capital	1,114,234	1,124,390
Accumulated other comprehensive loss	(153,439)	(148,108)
Accumulated deficit	(382,044)	(291,376)

Total shareholders’ equity	600,319	706,112

Total liabilities and shareholders’ equity	$1,154,391	$1,235,247

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands, except per share data)
Net revenues:
Products	$64,735	$232,991
Services	55,873	64,324

Total net revenues	120,608	297,315
Cost of revenues:
Cost of products	56,160	118,307
Cost of services	31,088	40,505

Total cost of revenues	87,248	158,812

Gross profit	33,360	138,503
Operating expenses:
Engineering and development	47,198	55,149
Selling and administrative	55,373	65,221
Acquired intangible asset amortization	8,239	3,863
In-process research and development	—	1,100
Restructuring and other, net	15,965	11,785

Total operating expenses	126,775	137,118

(Loss) income from operations	(93,415)	1,385
Interest income	777	4,612
Interest expense and other	(5,830)	470

(Loss) income before income taxes	(98,468)	6,467
Income tax (benefit) provision	(7,800)	4,100

Net (loss) income	$(90,668)	$2,367

Net (loss) income per common share:
Basic	$(0.53)	$0.01

Diluted	$(0.53)	$0.01

Weighted average common share—basic	172,130	173,762

Weighted average common share—diluted	172,130	175,722

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(90,668)	$2,367
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	15,395	19,069
Amortization	10,098	4,361
Provision for excess and obsolete inventory	8,597	1,348
Stock-based compensation	6,077	5,155
Loss on sale and impairment of marketable securities	2,563	—
Non-cash charge for the sale of inventories revalued at the date of acquisition	1,238	4,346
In-process research and development charge	—	1,100
Other	(3,241)	(599)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	42,412	15,040
Inventories	(4,140)	78
Other assets	(7,621)	(9,454)
Accounts payable, deferred revenue and accrued expenses	(44,311)	287
Retirement plan contributions	(1,604)	(1,104)
Accrued income taxes	—	(7,573)

Net cash (used for) provided by operating activities	(65,205)	34,421

Cash flows from investing activities:
Investments in property, plant and equipment	(6,087)	(28,984)
Proceeds from life insurance	1,076	—
Proceeds from sales and maturities of available-for-sale marketable securities	9,045	60,530
Acquisition of businesses, net of cash acquired	—	(280,463)

Net cash provided by (used for) investing activities	4,034	(248,917)

Cash flows from financing activities:
Proceeds from long-term debt	10,070	—
Issuance of common stock under employee stock option and stock purchase plans	7,453	8,182
Repurchase of common stock	—	(32,977)

Net cash provided by (used for) financing activities	17,523	(24,795)

Decrease in cash and cash equivalents	(43,648)	(239,291)
Cash and cash equivalents at beginning of period	322,705	562,371

Cash and cash equivalents at end of period	$279,057	$323,080

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems and

•

military/aerospace test (“Mil/Aero”) instrumentation and systems, circuit-board test and inspection (“Commercial Board Test”) systems, automotive diagnostic and test (“Diagnostic Solutions”) systems and hard disk drive test (“HDD”) systems, collectively these products represent “Systems Test Group”.

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission (the “SEC”). See also “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results” and Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008.

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior years’ amounts were reclassified to conform to the current year presentation. The December 31, 2008 condensed consolidated balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on March 2, 2009 for the year ended December 31, 2008.

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for Teradyne on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, Teradyne has determined that the adoption of FSP FAS 132(R)-1 will not have an impact on its financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Teradyne is currently evaluating this new FSP but does not believe that it will have a significant impact on its financial position or results of operations.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Teradyne is currently evaluating this new FSP but does not believe that it will have a significant impact on its financial position or results of operations.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. Teradyne is currently evaluating the disclosure requirements.

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approaches to value its financial instruments and there were no changes in valuation techniques during the quarter ended April 5, 2009. SFAS No. 157, “Fair Value Measurements” requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3: Unobservable inputs that are not corroborated by market data. Unobservable inputs are developed based on the best information available, which might include Teradyne’s own data.

Teradyne has elected fair value treatment for the right (“UBS Put”) to sell its auction rate securities back to UBS, under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 5, 2009 and December 31, 2008. The UBS Put is included in other assets.

	April 5, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$5,853	$10,294	$25,521	$41,668
UBS Put	—	—	3,277	3,277
Derivatives	—	324	—	324

Total	$5,853	$10,618	$28,798	$45,269

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$6,192	$19,453	$25,968	$51,613
UBS Put	—	—	3,330	3,330

Total	$6,192	$19,453	$29,298	$54,943

Liabilities:
Derivatives	$—	$767	$—	$767

Total	$—	$767	$—	$767

Changes in the fair value of Level 3 financial assets for the quarter ended April 5, 2009, were as follows. Teradyne had no Level 3 financial assets for the quarter ended March 30, 2008.

	Level 3 Financial Assets
	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at December 31, 2008	$25,968	$3,330
Change in unrealized loss included in interest expense and other	(447)	(53)

Balance at April 5, 2009	$25,521	$3,277

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne has determined that it does not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.2 million, in the quarter ended April 5, 2009, primarily related to mortgage and asset backed debt securities. During the quarter ended April 5, 2009, Teradyne also recorded a loss of $0.5 million for the decrease in the auction rate securities fair value and $1.9 million of realized losses from sales of marketable securities. Other-than-temporary impairment losses, decreases in auction rate securities fair value and realized losses from sale of marketable securities are included in interest expense and other, net.

Derivatives

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133) and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. Teradyne adopted SFAS 161 during the quarter ended April 5, 2009.

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

The notional amount of foreign exchange contracts hedging foreign currency transactions was $61.5 million and $100.0 million at April 5, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of April 5, 2009.

	Liability Derivatives
	Balance Sheet Location	April 5, 2009
	(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other accrued liabilities	$324

Total derivatives		$324

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three months ended April 5, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended
		April 5, 2009
	(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other, net	$(1,960)

Total derivatives		$(1,960)

See Debt footnote E regarding derivatives related to convertible senior notes.

E. Debt

Revolving Credit Facility

On April 5, 2009 and December 31, 2008, Teradyne had $122.5 million outstanding under its revolving credit facility. Of the outstanding balance, $100 million would have been due on May 14, 2009 and $22.5 million would have been due on June 23, 2009. The weighted average interest rate on the outstanding amount was 5.4% at April 5, 2009 and December 31, 2008. As of April 5, 2009, Teradyne was in compliance with all financial covenants set forth in the revolving credit facility agreement. See Subsequent Events footnote O regarding the termination of the revolving credit facility.

Loan Agreement

On March 31, 2009, Teradyne K. K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10 million. The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1 million payable on September 30 and March 30 each year. At April 5, 2009, approximately $2 million of the outstanding loan principal is included in current debt and approximately $8 million is classified as long–term debt.

Convertible Senior Notes

On March 31, 2009, Teradyne entered into an underwriting agreement regarding a public offering of $175 million aggregate principal amount of 4.50% convertible senior notes due March 15, 2014 (the “Notes”). On April 1, 2009, the underwriters exercised their option to purchase an additional $15 million aggregate principal amount of the Notes for a total aggregate principal amount of $190 million. The Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The Notes will mature on March 15, 2014, unless earlier repurchased by Teradyne or converted. The Notes will be convertible, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of Teradyne’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48, a 25% conversion

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premium based on the last reported sale price of $4.38 per share of Teradyne’s common stock on March 31, 2009. The conversion rate is subject to adjustment in certain circumstances. Upon conversion, holders will receive, at Teradyne’s option, shares of Teradyne common stock, cash or a combination of cash and shares of Teradyne common stock, subject to Teradyne’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the Notes and shares of common stock for any excess.

Teradyne may not redeem the Notes prior to their maturity. Holders of the Notes may require Teradyne to purchase all or a portion of their Notes at a price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, in cash, upon the occurrence of certain fundamental changes involving Teradyne.

Concurrently with the offering of the Notes, Teradyne entered into a convertible note hedge transaction with a strike price equal to the initial conversion price of the Notes, or approximately $5.48. The convertible note hedge allows Teradyne to receive shares of its common stock and/or cash related to the excess conversion value that it would pay to the holders of the Notes upon conversion. The convertible note hedges will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock. Teradyne will pay approximately $64.6 million for the convertible note hedges and has recorded this amount as a convertible note hedge payable and a decrease to additional paid-in capital on the April 5, 2009 balance sheet.

Separately, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which is 75% higher than the closing price of Teradyne’s common stock on March 31, 2009. The warrants will be net share settled and will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock. Teradyne will receive approximately $43.0 million for the warrant and has recorded this amount as a warrant receivable and an increase to additional paid-in capital on the April 5, 2009 balance sheet.

See Subsequent Events footnote O regarding the closing of the Notes offering and related convertible note hedge and warrant transactions.

F. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Balance at beginning of period	$8,372	$9,340
Acquisition	—	492
Accruals for warranties issued during the period	612	4,207
Settlements made during the period	(2,971)	(4,106)

Balance at end of period	$6,013	$9,933

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities.

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Balance at beginning of period	$6,369	$6,610
Deferral of new extended warranty revenue	277	1,194
Recognition of extended warranty deferred revenue	(1,329)	(1,192)

Balance at end of period	$5,317	$6,612

G. Stock-Based Compensation

During the three months ended April 5, 2009, Teradyne granted service based restricted stock units to employees and service based restricted stock units and stock options to executives. The total number of restricted stock units granted was 3.9 million at the weighted average grant date fair value of $4.81. The total number of stock options granted was 1.0 million at the weighted average grant date fair value of $1.91. Restricted stock units awards and stock options vest in equal installments over four years. Stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended
April 5, 2009
Expected life (years)	4.75
Interest rate	1.6%
Volatility-historical	44.6%
Dividend yield	0.0%

During the three months ended March 30, 2008, Teradyne granted restricted stock units to employees, executives and directors. The total number of shares granted was 2.9 million at the weighted average grant date fair value of $10.51. Service based awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. A significant number of awards granted to executive officers were performance-based restricted stock units; however, the performance criteria were not met and the performance-based restricted stock units were forfeited.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Other Comprehensive Loss

Other comprehensive loss is calculated as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Net (loss) income	$(90,668)	$2,367
Foreign currency translation adjustments	379	(822)
Change in unrealized loss on marketable securities, net of applicable tax of $0	1,695	(2,454)
Retirement plans net (loss) gain, net of applicable tax of $219	(7,863)	345
Retirement plans prior service benefit, net of applicable tax of $0	458	153

Other comprehensive loss	$(95,999)	$(411)

I. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible and other assets on the balance sheet:

	April 5, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$32,946	$89,447	6.1 years
Customer relationships and service and software maintenance contracts	92,279	13,830	78,449	8.6 years
Trade names and trademarks	15,000	4,137	10,863	11.5 years

Total intangible assets	$229,672	$50,913	$178,759	7.5 years

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$27,889	$94,504	6.1 years
Customer relationships and service and software maintenance contracts	92,279	11,001	81,278	8.6 years
Tradenames and trademarks	15,000	3,784	11,216	11.5 years

Total intangible assets	$229,672	$42,674	$186,998	7.6 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intangible asset amortization expense was $8.2 million and $3.9 million for the three months ended April 5, 2009 and March 30, 2008, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2009 (remainder)	$24,167
2010	29,717
2011	28,259
2012	26,132
2013	25,066

During the three months ended April 5, 2009, there were no events or changes in circumstances indicating that the carrying amounts of Teradyne’s long-lived assets may not be recoverable.

J. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net (loss) income per common share:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands, except per share amounts)
Net (loss) income	$(90,668)	$2,367

Shares used in net (loss) income per common share—basic	172,130	173,762
Effect of dilutive potential common shares:
Employee and director stock options	—	1,178
Restricted stock units	—	730
Employee stock purchase rights	—	52
Warrants	—	—

Dilutive potential common shares	—	1,960

Shares used in net (loss) income per common share—diluted	172,130	175,722

Net (loss) income per common share—basic	$(0.53)	$0.01

Net (loss) income per common share—diluted	$(0.53)	$0.01

The computation of diluted net loss per common share for the three months ended April 5, 2009 excludes all outstanding stock options, restricted stock units and warrants because Teradyne had a net loss.

The computation of diluted net income per common share for the three months ended March 30, 2008 excludes the effect of the potential exercise of options to purchase approximately 16.9 million shares and restricted stock units of 1.8 million shares because the effect would have been anti-dilutive.

K. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended April 5, 2009. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. All remaining severance and benefits will be paid by the end of the fourth quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. Teradyne expects to pay out approximately $2.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $6.8 million as of April 5, 2009.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2009 Activities

	Severance and Benefits	Other	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—
Charges (credits)	16,332	(713)	15,619
Cash payments	(4,528)	—	(4,528)
Other	—	713	713

Balance at April 5, 2009	$11,804	$—	$11,804

During the three months ended April 5, 2009, Teradyne recorded the following 2009 restructuring activities:

•	$16.3 million of severance charges related to headcount reductions of approximately 500 people across both segments; and

•	($0.7) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2008	$831	$5,342	$6,173
Charges	—	346	346
Cash payments	(10)	(4,672)	(4,682)

Balance at April 5, 2009	$821	$1,016	$1,837

Pre-2008 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2008	$8,472	$81	$8,553
Cash payments	(502)	(56)	(558)

Balance at April 5, 2009	$7,970	$25	$7,995

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three months ended April 5, 2009 and March 30, 2008 are as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Service cost	$1,118	$1,383
Interest cost	4,488	4,438
Expected return on plan assets	(4,870)	(5,178)
Amortization of unrecognized:
Prior service cost	207	292
Net loss	1,074	367
Curtailment gain	(111)	—

Total net periodic pension cost	$1,906	$1,302

In the three months ended April 5, 2009, Teradyne contributed $0.9 million, primarily, to its foreign pension plans.

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

Components of net periodic postretirement cost are as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Service cost	$40	$62
Interest cost	278	323
Amortization of unrecognized:
Prior service cost	(58)	(59)
Net loss	55	53

Total net periodic postretirement cost	$315	$379

In the three months ended April 5, 2009, Teradyne contributed $0.7 million to its postretirement benefit plan.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M. Commitments and Contingencies

Legal Claims

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against Teradyne in the United States District Court in Los Angeles, California alleging that certain of Teradyne disk drive test products infringe one of Xyratex’s patents. The complaint was served on Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, Teradyne filed an answer and counterclaims, denying that Teradyne’s disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. The case is currently in the discovery phase and trial is scheduled to begin in November 2009. On April 14, 2009, Teradyne filed a separate complaint in the United States District Court in Los Angeles alleging that Xyratex’s disk drive test products infringe two of Teradyne’s patents. Teradyne intends to vigorously defend against the Xyratex claim and to vigorously pursue its claims against Xyratex.

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of Teradyne’s then executive officers in the United States District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal. No hearing date has been scheduled for the appeal.

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

In November 2008, Teradyne received a general notice letter from the California Department of Toxic Substances Control (“DTSC”) that informed it of potential liability with respect to contamination at the BKK Corporation Landfill Facility Site in West Covina, California. Similar to the PRP claim discussed above, this claim arose out of Teradyne’s acquisition of Perception Laminates in August 2000. Neither Teradyne nor Perception Laminates have ever conducted any operations at the West Covina site. Teradyne has asked the DTSC and the group of settling defendants to remove it as a PRP for this site.

Teradyne believes that it has meritorious defenses against the above unsettled claims and intends to vigorously contest them. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the potential losses associated with all of these actions are unlikely to have a material adverse effect on its consolidated financial position, but could possibly be material to its consolidated results of operations and of cash flows of any one period.

N. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for: military/aerospace instrumentation test, circuit-board test and inspection, hard disk drive test and automotive diagnostic and test.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008.

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended April 5, 2009:
Net revenues	$78,527	$42,081	$—	$120,608
Loss before income taxes(1)(2)	(86,942)	(5,396)	(6,130)	(98,468)

Three months ended March 30, 2008:
Net revenues	$247,663	$49,652	$—	$297,315
Income (loss) before income taxes(1)(2)	4,559	(2,709)	4,617	6,467

(1)	Interest income and interest expense and other included in Corporate and Eliminations.

(2)	Included in the income before income taxes for each of the segments are charges for the three months ended April 5, 2009 and March 30, 2008 that include restructuring and other, net, in-process research and development charges, inventory step-up amortization and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$5,630	$1,155
Cost of revenues—inventory step-up	1,238	$4,346
Restructuring and other, net	13,347	10,132
In-process research and development	—	1,100

Total	$20,215	$16,733

Included in the Systems Test Group are charges for the following:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Cost of revenues— provision for excess and obsolete inventory	$2,967	$193
Restructuring and other, net	1,977	1,434

Total	$4,944	$1,627

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands)
Restructuring and other, net	$641	$219
Interest expense and other	2,562	—

Total	$3,203	$219

O. Subsequent Events

On April 6, 2009, Teradyne completed its registered underwritten public offering of $190 million aggregate principal amount of its 4.50% convertible senior notes due 2014 pursuant to an underwriting agreement, dated March 31, 2009, and settled the related convertible bond hedge and warrant transactions. On April 6, 2009, Teradyne received net proceeds of approximately $163 million as a result of these financing transactions.

On April 7, 2009, Teradyne terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the financing transactions to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement. Teradyne has also written off the remaining revolving credit facility debt issue costs of approximately $2.5 million.

On April 15, 2009, as part of its ongoing efforts to lower expenses and cost structure in light of the industry wide continued decline in orders for semiconductor production equipment Teradyne implemented a worldwide reduction in workforce of approximately 350 employees. The terminations are expected to be completed in the second quarter of 2009, and to result in an estimated total severance cash charge of approximately $12 million that will be expensed in the second quarter of 2009.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the three months ended April 5, 2009 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 5, 2009	March 30, 2008
Percentage of total net revenues:
Products	54%	78%
Services	46	22

Total net revenues	100	100
Cost of revenues:
Cost of products	46	40
Cost of services	26	14

Total cost of revenues	72	54

Gross profit	28	46
Operating expenses:
Engineering and development	39	19
Selling and administrative	46	22
Acquired intangible asset amortization	7	1
Restructuring and other, net	13	4

Total operating expenses	105	46

(Loss) income from operations	(77)	—
Interest & other	(5)	2

(Loss) income before income taxes	(82)	2
(Benefit) provision for income taxes	(7)	1

Net (loss) income	(75)%	1%

Benefit/provision for income taxes as percentage of (loss) income before income taxes	8%	63%

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

Bookings

Net bookings for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2009	March 30, 2008
	(in millions)
Semiconductor Test(1)	$65.5	$263.8	$(198.3)
Systems Test Group	70.8	47.6	23.2

	$136.3	$311.4	$(175.1)

(1)	Bookings for the three months ended March 30, 2008 include Nextest Systems Corporation (“Nextest”) bookings from January 24, 2008 through March 30, 2008.

Semiconductor Test orders decreased 75% or $198.3 million from the first quarter of 2008 to 2009, primarily due to a decrease in Subcon and IDM orders across all products. The majority of the decrease was across South Asia, Taiwan and Korea, driven primarily by lower demand from our outsource, assembly and test (“OSAT”) customers.

Systems Test Group’s increase in orders of $23.2 million or 49% was primarily due to bookings related to Hard Disk Drive systems, partially offset by a decrease in Mil/Aero service orders.

Cancellations for our two principal reportable segments were as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in millions)
Semiconductor Test	$4.4	$—
Systems Test Group	0.7	—

	$5.1	$—

Customers may delay delivery of products or cancel orders suddenly and without significant notice, subject to possible cancellation penalties. In the first quarter of 2009 there were no significant cancellation penalties received. Due to possible changes in delivery schedules and cancellations of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules and/or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition and results of operations.

Net bookings by region as a percentage of total net bookings were as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
United States	30%	18%
Thailand	24	2
South Asia	15	23
Europe	14	11
Japan	7	9
Korea	6	11
Taiwan	3	25
Rest of World	1	1

	100%	100%

Backlog of unfilled orders for our two reportable segments was as follows:

	As of
	April 5, 2009	March 30, 2008
	(in millions)
Semiconductor Test	$116.2	$273.2
Systems Test Group	135.6	100.4

	$251.8	$373.6

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2009	March 30, 2008
	(in millions)
Semiconductor Test	$78.5	$247.7	$(169.2)
Systems Test Group	42.1	49.6	(7.5)

	$120.6	$297.3	$(176.7)

Semiconductor Test revenue decreased $169.2 million or 68% from the first quarter of 2008 to 2009, primarily due to lower sales across all products primarily in South Asia, Taiwan and Singapore. The decease was due to excess test capacity at our customers as a result of the global economic downturn.

The decrease in Systems Test Group revenue of $7.5 million or 15% from the first quarter of 2008 to 2009 resulted from a decrease in our Diagnostic Solutions and Commercial Board Test business units. The decline was driven primarily by product related revenue while service revenue remained flat.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
United States	39%	20%
South Asia	19	28
Europe	16	8
Japan	11	10
Taiwan	9	19
Singapore	5	10
Rest of the World	1	5

	100%	100%

Gross Margin

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	April 5, 2009	March 30, 2008
	(in millions)
Gross Profit	$33.4	$138.5	$(105.1)
Percent of Total Revenue	27.7%	46.6%	(18.9)

Gross margins as a percentage of revenue decreased from 2008 to 2009 by 18.9 percentage points. This decrease in gross margin is the result of a decrease of 18.0 points from lower sales volume and a decrease of 6.2 points related to inventory provision charges across both segments. These decreases were partially offset by an increase of 5.3 points primarily from lower warranty and freight costs and lower acquired inventory fair value step-up charges.

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

The provisions for excess and obsolete inventory were $8.6 million and $1.3 million for the three months ended April 5, 2009 and March 30, 2008, respectively. During the three months ended April 5, 2009 and March 30, 2008, we scrapped $1.1 million and $7.8 million of inventory, respectively. As of April 5, 2009, we have inventory related reserves for amounts which had been written-down or written-off totaling $136.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2009	March 30, 2008
	(in millions)
Engineering and Development	$47.2	$55.1	$(7.9)
Percent of Total Revenue	39.1%	18.5%

The decrease of $7.9 million in engineering and development expenses is due primarily to an $11.8 million decrease in spending due to workforce reductions, lower project spending and lower variable compensation. This decrease was partially offset by additional costs of $3.9 million related to the acquisition of Eagle Test Systems, Inc. (“Eagle Test”) and Nextest.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2009	March 30, 2008
	(in millions)
Selling and Administrative	$55.4	$65.2	$(9.8)
Percent of Total Revenue	45.9%	21.9%

The decrease of $9.8 million from the first quarter of 2008 to 2009 is due primarily to a $13.1 million decrease from workforce reductions and on-going cost reduction initiatives, $3.3 million related to a decrease in variable compensation, partially offset by an increase of $6.6 million in higher selling and administrative expenses resulting from the acquisition of Eagle Test and Nextest.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended April 5, 2009. The accrual for severance and benefits is reflected in accrued employees’ compensation and withholdings. All remaining severance and benefits will be paid by the end of the year 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid out over the lease terms, the latest of which expires in 2012. We expect to pay out approximately $2.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $6.8 million as of April 5, 2009.

The restructuring actions taken during the three months ended April 5, 2009 are expected to generate quarterly cost savings of approximately $10.9 million across all segments.

2009 Activities

	Severance and Benefits	Other	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—
Charges (credits)	16,332	(713)	15,619
Cash payments	(4,528)	—	(4,528)
Other	—	713	713

Balance at April 5, 2009	$11,804	$—	$11,804

During the three months ended April 5, 2009, we recorded the following 2009 restructuring activities:

•	$16.3 million of severance charges related to headcount reductions of approximately 500 people across both segments; and

•	($0.7) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2008	$831	$5,342	$6,173
Charges	—	346	346
Cash payments	(10)	(4,672)	(4,682)

Balance at April 5, 2009	$821	$1,016	$1,837

Pre-2008 Activities

	Facility Related	Severance and Benefits	Total
	(in thousands)
Balance at December 31, 2008	$8,472	$81	$8,553
Cash payments	(502)	(56)	(558)

Balance at April 5, 2009	$7,970	$25	$7,995

Interest and Other, net

In the three months ended April 5, 2009, interest income decreased by $3.8 million due primarily to lower cash balances as a result of our acquisitions of Nextest and Eagle Test. Interest expense and other increased by $6.3 million due primarily to the following, which occurred in the three months ended April 5, 2009: $2.6 million of realized and other than temporary impairment losses on our marketable securities, $1.7 million of interest expense related to the revolving credit facility and $1.1 million of foreign exchange losses.

Income Taxes

For the three months ended April 5, 2009, we recorded a tax benefit of $7.8 million primarily due to benefiting operating losses in foreign jurisdictions. For the three months ended March 30, 2008, we recorded the tax expense of $4.1 million, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at April 5, 2009 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $53.6 million in the first three months of 2009, to $320.7 million. Cash activity for the first three months of 2009 and 2008 was as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in millions)
Cash (used for) provided by operating activities:
Net (loss) income, adjusted for non-cash items	$(49.9)	$37.1
Change in operating assets and liabilities, net of business acquired	(15.3)	(2.7)

Total cash (used for) provided by operating activities	$(65.2)	$34.4

Total cash provided by (used for) investing activities	$4.1	$(248.9)

Total cash provided by (used for) financing activities	$17.5	$(24.8)

Decrease in cash and cash equivalents	$(43.6)	$(239.3)

Changes in operating assets and liabilities, net of businesses acquired, used cash of $15.3 million in the first three months of 2009. This was due primarily to a decrease in accounts payable, deferred revenue and accrued expenses of $44.3 million due to on-going cost reduction initiatives, an increase in other current assets of $7.6 million, an increase in inventories of $4.1 million, and retirement plan contributions of $1.6 million, partially offset by a decrease in accounts receivable of $42.4 million due to lower sales volume.

Investing activities provided cash of $4.0 million in the three months ended April 5, 2009, due to sales of marketable securities that provided cash of $9.0 million, proceeds from life insurance policies that provided cash of $1.1 million, partially offset by investments in property, plant and equipment of $6.1 million.

During the three months ended April 5, 2009, financing activities provided cash of $17.5 million due to $10 million of long-term debt proceeds from a loan in Japan and $7.5 million from the issuance of common stock under stock option and stock purchase plans.

We believe our cash, cash equivalents and marketable securities balance of $320.7 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Subsequent Events

On April 6, 2009, we completed our registered underwritten public offering of $190 million aggregate principal amount of our 4.50% convertible senior notes due 2014 pursuant to an underwriting agreement, dated March 31, 2009, and settled the related convertible bond hedge and warrant transactions. On April 6, 2009, we received net proceeds of approximately $163 million as a result of these financing transactions.

On April 7, 2009, we terminated our revolving credit facility agreement. We used approximately $123.3 million of the net proceeds of the financing transactions to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement. We have also written off the remaining revolving credit facility debt issue costs of approximately $2.5 million.

On April 15, 2009, as part of our ongoing efforts to lower expenses and cost structure in light of the industry wide continued decline in orders for semiconductor production equipment we implemented a worldwide reduction in workforce of approximately 350 employees. The terminations are expected to be completed in the second quarter of 2009, and to result in an estimated total severance cash charge of approximately $12 million that will be expensed in the second quarter of 2009.

Equity Compensation Plans

Discussed in “Note O: Stock Based Compensation” in our 2008 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”), a cash and equity compensation incentive plan.

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 becomes effective for us on December 31, 2009. As FSP FAS 132(R)-1 only requires enhanced disclosures, we have determined that the adoption of FSP FAS 132(R)-1 will not have an impact on our financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. These FSPs shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009.

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. We are currently evaluating this new FSP but do not believe that it will have a significant impact on its financial position or results of operations.

FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to bring consistency to the timing of impairment recognition, and provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of its financial result

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP relates to fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We are currently evaluating the disclosure requirements.

Certain Factors That May Affect Future Results

Our future results of operations involve a number of risks and uncertainties. These factors include, but are not, limited to the following:

•	Our business is impacted by worldwide economic cycles which are difficult to predict;

•	Our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	We are subject to intense competition;

•	Our operating results are likely to fluctuate significantly;

•	We are subject to risks of operating internationally;

•	If we fail to develop new technologies to adapt to our customers’ needs and if our customers fail to accept our new products, our revenues will be adversely affected;

•	If our suppliers do not meet product or delivery requirements, it could cause a reduction in our revenues and earnings;

•	Our operations may be adversely impacted if our outsourced service providers fail to perform;

•

We may not fully recognize the benefits of our acquisitions of Nextest Systems Corporation and Eagle Test Systems and other businesses that we acquire or strategic alliances that we form in the future;

•	We may need additional financing, which could be difficult to obtain;

•	We may be unable to perform our obligations under the indenture governing our senior convertible notes issuance;

•	We have increased our indebtedness;

•	Our convertible note hedge and warrant transactions could impact the value of our stock;

•	We may not be able to pay our debt and other obligations;

•

We have taken measures to address slowdowns in the market for our products, which could have long-term negative effects on our business or impact our ability to adequately address a rapid increase in customer demand;

•	We may incur significant liabilities if we fail to comply with environmental regulations;

•	We currently are and in the future may be subject to litigation that could have an adverse effect on our business;

•	Third parties may claim we are infringing their intellectual property and we could suffer significant litigation cost, licensing expenses, or be prevented from selling our products;

•	We have significant guarantees and indemnification obligations;

•	If we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights;

•	Our business may suffer if we are unable to attract and retain key employees;

•	Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks may adversely impact our business; and

•	Provisions of our charter and by-laws and Massachusetts law make our takeover more difficult.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures About Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 2, 2009. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2008.

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

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against us in the United States District Court in Los Angeles, California alleging that certain of our disk drive test products infringe one of Xyratex’s patents. The complaint was served on Teradyne on October 29, 2008. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, we filed an answer and counterclaims, denying that our disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. The case is currently in the discovery phase and trial is scheduled to begin in November 2009. On April 14, 2009, we filed a separate complaint in the United States District Court in Los Angeles alleging that Xyratex’s disk drive test products infringe two of our patents. We intend to vigorously defend against the Xyratex claim and to vigorously pursue our claims against Xyratex.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against us and two of our then executive officers in the United States District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal. No hearing date has been scheduled for the appeal.

In 2001, we were designated as a Potentially Responsible Party (“PRP”) at a clean-up site in Los Angeles, California. This claim arose out of our acquisition of Perception Laminates in August 2000. Prior to that date, Perception Laminates had itself acquired certain assets of Alco Industries Inc. under an asset purchase agreement in 1992. Neither we nor Perception Laminates have ever conducted any operations at the Los Angeles site. We have asked the State of California to drop the PRP designation, but California has not yet agreed to do so.

In November 2008, we received a general notice letter from the California Department of Toxic Substances Control (“DTSC”) that informed us of potential liability with respect to contamination at the BKK Corporation Landfill Facility Site in West Covina, California. Similar to the PRP claim discussed above, this claim arose out of our acquisition of Perception Laminates in August 2000. Neither we nor Perception Laminates have ever conducted any operations at the West Covina site. We have asked the DTSC and the group of settling defendants to remove us as a PRP for this site.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business, subject to the changes and the addition of the new risk factors set forth below. The risks described below and in our Annual Report on

Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We Have Increased Our Indebtedness.

On April 6, 2009, we completed a registered underwritten offering of $190 million aggregate principal amount of 4.50% Convertible Senior Notes (the “Notes”) due March 15, 2014 and received net proceeds of approximately $163 million. We used approximately $123.3 million of the net proceeds of this offering to repay all amounts outstanding under our revolving credit facility. Although we are no longer subject to the restrictive covenants under the revolving credit facility, we have incurred approximately $190 million principal amount of new indebtedness that the holders of the Notes may require us to repurchase upon the occurrence of certain fundamental changes involving us. In addition, on March 31, 2009, our wholly-owned subsidiary in Japan, Teradyne K.K., incurred approximately US$10.0 million in indebtedness that we guaranteed. The level of our indebtedness, among other things, could:

•	make it difficult to make payments on our other obligations;

•	make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•

require the dedication of a substantial portion of any cash flow from operations to service for indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete.

Our Convertible Note Hedge and Warrant Transactions Could Impact the Value of Our Stock

Concurrent with the offering of the Notes, we entered into a convertible note hedge transaction with Goldman, Sachs & Co. (the “hedge counterparty”) with a strike price equal to the initial conversion price of the Notes. The convertible note hedges cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of our common stock.

Separately and concurrent with the pricing of the Notes, we entered into a warrant transaction with the hedge counterparty with a strike price of $7.6650 per share, which is 75% higher than the closing price of our common stock on March 31, 2009. The warrants will be net share settled and cover, subject to customary antidilution adjustments, approximately 31,963,470 shares of our common stock. On April 1, 2009, the hedge counterparty exercised its option to purchase warrants covering, subject to customary antidilution adjustments, an additional 2,739,726 shares of our common stock. However, we will not be obligated to deliver to the hedge counterparty more than 34,526,500 shares of common stock upon exercise of the warrants (which amount represents less than 19.99% of our outstanding shares of common stock as March 31, 2009, without giving effect to any shares of common stock issuable pursuant to the warrant transaction), subject to customary antidilution adjustments.

The convertible note hedges are expected to reduce the potential dilution to our common stock upon any conversion of the Notes. However, the warrant transaction could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the applicable strike price of the warrant. The net cost of the convertible note hedge transaction to us, after being partially offset by the proceeds from the sale of the warrants, was approximately $21.7 million.

In connection with establishing its initial hedge of these convertible note hedge and warrant transactions, the hedge counterparty has entered into various derivative transactions with respect to our common stock and/or purchase shares of our common stock or other securities, including the Notes, concurrent with, or shortly after, the pricing of the Notes. In addition, the hedge counterparty may modify its hedge positions by entering into or unwinding various derivative transactions with respect to our common stock or by selling our common stock or other securities, including the Notes, in secondary market transactions (and may do so during any observation period related to the conversion of the Notes). These activities could adversely impact the value of our common stock and the Notes.

We May Not Be Able to Pay Our Debt and Other Obligations.

If our cash flow is inadequate to meet our obligations, we could face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the Notes or certain of our other obligations, we would be in default under the terms thereof, which would permit the holders of those obligations to accelerate their maturity and also could cause defaults under future indebtedness we may incur. Any such default could have a material adverse effect on our business, prospects, financial position and operating results. In addition, we cannot be certain that we would be able to repay amounts due in respect of the Notes if those obligations were to be accelerated following the occurrence of any other event of default as defined in the instruments creating those obligations, or if the holders of the Notes require us to repurchase the Notes upon the occurrence of a fundamental change involving us. Moreover, we cannot be certain that we will have sufficient funds or will be able to arrange for financing to pay the principal amount due on the Notes at maturity.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended April 5, 2009, Teradyne did not repurchase any shares of common stock. The cumulative repurchases as of April 5, 2009 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board temporarily suspended the implementation of the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended April 5, 2009 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2009 – February 1, 2009	—	$—	—	$297,375
February 2, 2009 – March 5, 2009	—	$—	—	$297,375
March 6, 2009 – April 5, 2009	—	$—	—	$297,375

Item 6:	Exhibits

Exhibit Number	Description
10.1	Severance Agreement, dated as of March 11, 2009, by and between Teradyne, Inc. and Eileen Casal.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 15, 2009