Form 10-Q
period 2009-07-05
TERADYNE, INC
filed 2009-08-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☐

* The registrant has not yet been phased in to the interactive data requirements

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 4, 2009 was 174,574,204 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 5, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$334,081	$322,705
Accounts receivable, net of allowance for doubtful accounts of $3,967 and $4,712 at July 5, 2009 and December 31, 2008, respectively	73,914	109,625
Inventories:
Parts	64,961	89,140
Assemblies in process	50,185	65,818
Finished goods	11,543	13,493

	126,689	168,451
Deferred tax assets	17,268	16,988
Prepayments and other current assets	51,781	60,884

Total current assets	603,733	678,653
Property, plant, and equipment, at cost	784,608	782,774
Less: accumulated depreciation	514,239	484,325

Net property, plant, and equipment	270,369	298,449
Marketable securities	38,982	51,613
Intangible assets, net	170,545	186,998
Other assets	18,751	19,534

Total assets	$1,102,380	$1,235,247

LIABILITIES
Current liabilities:
Accounts payable	$47,979	$61,164
Current debt	2,069	122,500
Accrued employees’ compensation and withholdings	54,708	73,521
Deferred revenue and customer advances	49,730	58,030
Other accrued liabilities	42,590	51,748

Total current liabilities	197,076	366,963
Retirement plans liabilities	133,478	125,877
Deferred tax liabilities	3,158	8,730
Long-term other accrued liabilities	22,965	27,565
Long-term debt	137,087	—

Total liabilities	493,764	529,135

Commitments and contingencies (Note M)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 174,324 shares and 169,651 shares issued and outstanding at July 5, 2009 and December 31, 2008, respectively	21,791	21,206
Additional paid-in capital	1,188,153	1,124,390
Accumulated other comprehensive loss	(152,516)	(148,108)
Accumulated deficit	(448,812)	(291,376)

Total shareholders’ equity	608,616	706,112

Total liabilities and shareholders’ equity	$1,102,380	$1,235,247

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands, except per share amounts)
Net revenues:
Products	$115,148	$248,779	$179,884	$481,770
Services	54,432	68,926	110,304	133,250

Net revenues	169,580	317,705	290,188	615,020
Cost of revenues:
Cost of products	92,635	124,925	148,795	243,232
Cost of services	29,816	38,932	60,904	79,437

Total cost of revenues	122,451	163,857	209,699	322,669

Gross profit	47,129	153,848	80,489	292,351
Operating expenses:
Engineering and development	38,451	56,154	85,649	111,303
Selling and administrative	47,257	65,463	102,630	130,684
Acquired intangible asset amortization	8,214	4,774	16,453	8,637
In-process research and development	—	—	—	1,100
Restructuring and other, net	15,270	12,726	31,235	24,511

Operating expenses	109,192	139,117	235,967	276,235

(Loss) income from operations	(62,063)	14,731	(155,478)	16,116
Interest income	1,141	2,932	1,917	7,544
Interest expense and other	(8,046)	(484)	(13,875)	(14)

(Loss) income before income taxes	(68,968)	17,179	(167,436)	23,646
Income tax (benefit) provision	(2,200)	6,100	(10,000)	10,200

Net (loss) income	$(66,768)	$11,079	$(157,436)	$13,446

Net (loss) income per common share:
Basic	$(0.39)	$0.06	$(0.91)	$0.08

Diluted	$(0.39)	$0.06	$(0.91)	$0.08

Weighted average common share—basic	173,022	170,644	172,576	172,203

Weighted average common share—diluted	173,022	174,096	172,576	174,909

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	July 5, 2009	June 29, 2008
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(157,436)	$13,446
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	30,251	39,077
Amortization	21,343	9,720
Provision for excess and obsolete inventory	17,208	3,254
Stock-based compensation	12,109	10,821
Non-cash charge for the sale of inventories revalued at the date of acquisition	5,163	4,346
Loss on sale and impairment of marketable securities	2,532	—
Revolving credit facility issue costs	2,488	—
Deferred taxes	(5,852)	—
In-process research and development charge	—	1,100
Gain on sale of land and building	—	(1,682)
Other	955	764
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	35,757	4,488
Inventories	29,459	(1,223)
Other assets	2,392	(6,195)
Accounts payable, deferred revenue and accrued expenses	(39,154)	10,410
Retirement plans contributions	(3,972)	(3,717)
Income taxes payable	—	(2,608)

Net cash (used for) provided by operating activities	(46,757)	82,001

Cash flows from investing activities:
Investments in property, plant and equipment	(17,428)	(56,702)
Acquisition of business, net of cash acquired	(3,741)	(285,324)
Proceeds from life insurance	1,076	—
Proceeds from sale and maturities of available-for-sale marketable securities	11,946	89,777
Proceeds from sale of land and building	—	17,716
Purchases of available-for-sale marketable securities	—	(40,581)

Net cash used for investing activities	(8,147)	(275,114)

Cash flows from financing activities:
Net proceeds from long-term debt	172,914	—
Repayment of revolving credit facility principal	(122,500)	—
Repurchase of common stock	—	(91,191)
Issuance of common stock under employee stock option and stock purchase plans	14,272	9,082

Net cash provided by (used for) financing activities	64,686	(82,109)

Effect of exchange rate changes on cash and cash equivalents	1,594	(1,055)

Increase (decrease) in cash and cash equivalents	11,376	(276,277)
Cash and cash equivalents at beginning of period	322,705	562,371

Cash and cash equivalents at end of period	$334,081	$286,094

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. is a leading global supplier of automatic test equipment.

Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems, and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, circuit-board test and inspection (“Commercial Board Test”) systems, automotive diagnostic and test (“Diagnostic Solutions”) systems and hard disk drive test (“HDD”) systems, collectively these products represent “Systems Test Group”.

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

C. Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP FAS 132(R)-1”), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for Teradyne’s December 31, 2009 annual financial statements. As FSP FAS 132(R)-1 only requires enhanced disclosures, Teradyne determined that the adoption of FSP FAS 132(R)-1 will not have an impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This new statement will not have an impact on the determination or reporting of Teradyne’s financial position or results of operations.

D. Financial Instruments

Financial Instruments

Teradyne uses the market and income approaches to value its financial instruments and there were no changes in valuation techniques during the quarter and six months ended July 5, 2009. SFAS No. 157, “Fair Value Measurements” requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Teradyne elected fair value treatment for the right to sell its auction rate securities back to UBS (“UBS Put”), under SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.”

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 5, 2009 and December 31, 2008. The UBS Put is included in other assets.

	July 5, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$6,502	$6,294	$26,186	$38,982
UBS Put	—	—	3,070	3,070
Derivatives	—	126	—	126

Total	$6,502	$6,420	$29,256	$42,178

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$6,192	$19,453	$25,968	$51,613
UBS Put	—	—	3,330	3,330

Total	$6,192	$19,453	$29,298	$54,943

Liabilities:
Derivatives	$—	$767	$—	$767

Total	$—	$767	$—	$767

Changes in the fair value of Level 3 financial assets for the three and six months ended July 5, 2009, were as follows.

	Level 3 Financial Assets
	For the Three Months Ended		For the Six Months Ended
	July 5, 2009		July 5, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$25,521	$3,277	$25,968	$3,330
Change in unrealized gain included in interest income	665	—	665	—
Change in unrealized loss included in interest expense and other	—	(207)	(447)	(260)

Balance at end of period	$26,186	$3,070	$26,186	$3,070

Teradyne had no Level 3 financial assets for the six months ended June 29, 2008.

On a quarterly basis Teradyne reviews its investments to identify and evaluate those that have an indication of a potential other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include:

•	The length of time and the extent to which the market value has been less than cost;

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.

Teradyne determined that it does not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.6 million in the six months ended July 5, 2009, primarily related to mortgage and asset backed debt securities. During the six months ended July 5, 2009, Teradyne recorded a net loss of $0.1 million for the change in the auction rate securities and UBS put fair values. During the six months ended July 5, 2009, Teradyne also recorded $1.9 million of realized losses from sales of marketable securities. Other-than-temporary impairment losses, decreases in auction rate securities fair value and realized losses from sale of marketable securities are included in interest expense and other and increases in auction rate securities fair value are included in interest income.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“Fair Value FSP”). The Fair Value FSP requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, the Fair Value FSP requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. The Fair Value FSP does not change the accounting treatment for these financial instruments. Teradyne adopted the Fair Value FSP during the quarter ended July 5, 2009.

The carrying amounts and fair values of financial instruments at July 5, 2009 and December 31, 2008 are as follows:

	July 5, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable securities	$38,982	$38,982	$51,613	$51,613
UBS Put	3,070	3,070	3,277	3,277
Revolving credit facility	—	—	122,500	122,500
Convertible debt (1)	128,815	273,239	—	—
Japan loan	10,340	10,340	—	—

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturies of these instruments.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset backed and corporate debt available-for-sale marketable securities have maturities of one to five years. At July 5, 2009 and December 31, 2008, these investments are reported as follows:

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
July 5, 2009
Long-term marketable securities:
Equity and debt mutual funds	$7,534	$130	$(1,162)	$6,502	$3,352
Asset backed securities	6,294	—	—	6,294	—

	$13,828	$130	$(1,162)	$12,796	$3,352

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
December 31, 2008
Long-term marketable securities:
Equity and debt mutual funds	$8,910	$589	$(3,307)	$6,192	$6,192
Asset backed and corporate debt securities	19,453	—	—	19,453	—

	$28,363	$589	$(3,307)	$25,645	$6,192

As of July 5, 2009, the fair market value of investments with unrealized losses totaled $3.4 million. Of this value, $2.8 million had an unrealized loss for greater than one year and $0.6 million had an unrealized loss for less than one year. These investments are mutual funds related to employee retirement benefits. Teradyne determined that the unrealized losses related to these investments, at July 5, 2009, are temporary.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $45.5 million and $100.0 million at July 5, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of July 5, 2009.

	Asset Derivatives
	Balance Sheet Location	July 5, 2009
	(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other assets	$126

Total derivatives		$126

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and six months ended July 5, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of Losses Recognized in Statement of Operations	For the Three Months Ended	For the Six Months Ended
		July 5, 2009	July 5, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(425)	$(2,386)

Total derivatives		$(425)	$(2,386)

See Debt footnote E regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K. K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1 million payable on September 30 and March 30 each year. At July 5, 2009, approximately $2 million of the outstanding loan principal is included in current debt and approximately $8 million is classified as long-term debt.

Convertible Senior Notes

On March 31, 2009, Teradyne entered into an underwriting agreement regarding a public offering of $175 million aggregate principal amount of 4.50% convertible senior notes due March 15, 2014 (the “Notes”). On April 1, 2009, the underwriters exercised their option to purchase an additional $15 million aggregate principal amount of the Notes for a total aggregate principal amount of $190 million. The Notes bear interest at a rate of 4.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year,

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning on September 15, 2009. The Notes will mature on March 15, 2014, unless earlier repurchased by Teradyne or converted. The Notes are senior unsecured obligations and rank equally with all of Teradyne’s existing and future senior debt and senior to any of Teradyne’s subordinated debt.

The Notes may be converted, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of Teradyne’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48, a 25% conversion premium based on the last reported sale price of $4.38 per share of Teradyne’s common stock on March 31, 2009. The conversion rate is subject to adjustment in certain circumstances.

Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding December 15, 2013, under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of Teradyne’s common stock and the conversion rate for such date; (2) during any calendar quarter, if the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain specified events. Additionally, the Notes are convertible during the last three months prior to the March 15, 2014 maturity date. Upon conversion, holders will receive, at Teradyne’s option, shares of Teradyne common stock, cash or a combination of cash and shares of Teradyne common stock, subject to Teradyne’s option to irrevocably elect to settle all future conversions in cash up to the principal amount of the Notes and shares of common stock for any excess.

Teradyne may not redeem the Notes prior to their maturity. Holders of the Notes may require Teradyne to purchase in cash all or a portion of their Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes involving Teradyne.

Concurrently with the offering of the Notes, Teradyne entered into a convertible note hedge transaction with a strike price equal to the initial conversion price of the Notes, or approximately $5.48. The convertible note hedge allows Teradyne to receive shares of its common stock and/or cash related to the excess conversion value that it would pay to the holders of the Notes upon conversion. The convertible note hedges will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock. Teradyne paid approximately $64.6 million for the convertible note hedges.

Separately, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which is 75% higher than the closing price of Teradyne’s common stock on March 31, 2009. The warrants will be net share settled and will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock. Teradyne received approximately $43.0 million for the warrant.

The convertible note hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of Teradyne’s common stock, representing a 75% conversion premium based upon the closing price of Teradyne’s common stock on March 31, 2009.

On April 6, 2009, Teradyne completed its registered public offering of the $190 million aggregate principal amount convertible senior notes and settled the related convertible bond hedge and warrant transaction and received approximately $163 million as a result of these financing transactions.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne analyzed the convertible note hedge and warrant transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock”, EITF Issue No. 07-5 “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, Teradyne recorded the purchase of the convertible note hedge as a reduction in additional paid-in capital and the proceeds from the warrants as an increase to additional paid-in capital. Teradyne does not recognize subsequent changes in fair value of the convertible note hedge and warrant in its financial statements.

The provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), are applicable to the Notes. FSP APB 14-1 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $63.4 million of the $190.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 14.5%. The Notes are classified as long-term debt in the balance sheet at July 5, 2009 based on their March 15, 2014 maturity date. Debt issuance costs of approximately $4.1 million are being amortized to interest expense over the five year term of the Notes.

The below tables represent the key components of Teradyne’s convertible senior notes:

July 5, 2009
(in thousands)
Debt principal	$190,000
Unamortized discount	61,185

Net carrying amount of the convertible debt	$128,815

For the Three Months Ended
July 5, 2009
(in thousands)
Contractual interest expense on the coupon	$2,161
Amortization of the discount component and debt issue fees recognized as interest expense	2,455

Total interest expense on the convertible debt	$4,616

As of July 5, 2009, the unamortized discount was $61.2 million which will be amortized over approximately 4.75 years and the carrying amount of the equity component was $63.4 million.

As of July 5, 2009, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $234.6 million.

Revolving Credit Facility

On April 7, 2009, Teradyne repaid and terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the convertible senior notes transaction to repay $122.5 million

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement. During the three months ended July 5, 2009, Teradyne expensed the remaining revolving credit facility debt issue costs of approximately $2.5 million.

F. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The following represents the warranty accrual activity and is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Balance at beginning of period	$6,013	$9,933	$8,372	$9,340
Acquisition	—	—	—	492
Accruals for warranties issued during the period	1,777	3,606	3,174	7,209
Accruals related to pre-existing warranties	(212)	577	(997)	1,182
Settlements made during the period	(2,567)	(4,334)	(5,538)	(8,441)

Balance at end of period	$5,011	$9,782	$5,011	$9,782

Revenue for extended warranties beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The following represents the extended warranty accrual activity and is included in short-term deferred revenue and long-term other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Balance at beginning of period	$5,317	$6,612	$6,369	$6,610
Deferral of new extended warranty reserve	600	1,686	877	2,880
Recognition of extended warranty deferred revenue	(1,270)	(1,195)	(2,599)	(2,387)

Balance at end of period	$4,647	$7,103	$4,647	$7,103

G. Stock-Based Compensation

At Teradyne’s annual meeting of stockholders held May 28, 2009, Teradyne’s stockholders approved an amendment to Teradyne’s 2006 Equity and Cash Compensation Incentive Plan to increase the number of shares issuable thereunder by 10 million, for an aggregate of 22 million shares issuable thereunder, and Teradyne’s stockholders also approved an amendment to Teradyne’s 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 5 million, for an aggregate of 25.4 million shares issuable thereunder.

During the six months ended July 5, 2009, Teradyne granted service based restricted stock units to employees and directors, and service based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 4.2 million at the weighted average grant date fair value of $4.90. The total number of stock options granted was 1.1 million at the weighted average grant date fair value of $1.97. These

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

restricted stock units awards and stock options vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. Stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Six Months Ended
July 5, 2009
Expected life (years)	4.75
Interest rate	1.6%
Volatility-historical	44.9%
Dividend yield	0.0%

During the six months ended June 29, 2008, Teradyne granted restricted stock units to employees, executives and directors. The total number of restricted stock units granted was 3.1 million at the weighted average grant date fair value of $10.66. Service based awards granted to employees and executives vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. A significant number of awards granted to executive officers were performance-based restricted stock units; however, the performance criteria were not met for the year ended December 31, 2008 and the performance-based restricted stock units were forfeited.

H. Comprehensive (Loss) Income

Comprehensive (loss) income is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Net (loss) income	$(66,768)	$11,079	$(157,436)	$13,446
Foreign currency translation adjustments	1,214	(233)	1,594	(1,055)
Change in unrealized gain (loss) on marketable securities, net of taxes of $0	12	(672)	1,707	(3,126)
Retirement plans net (loss) gain, net of taxes of $793, $431, $1,012 and $447	(441)	2,643	(8,304)	2,988
Retirement plans prior service benefit, net of taxes of $0	138	137	596	291

Comprehensive (loss) income	$(65,845)	$12,954	$(161,843)	$12,544

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Intangible Assets

Amortizable intangible assets consist of the following:

	July 5, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$38,003	$84,390	6.1 years
Customer relationships and service and software maintenance contracts	92,279	16,659	75,620	8.6 years
Trade names and trademarks	15,000	4,465	10,535	11.5 years

Total intangible assets	$229,672	$59,127	$170,545	7.5 years

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$27,889	$94,504	6.1 years
Customer relationships and service and software maintenance contracts	92,279	11,001	81,278	8.6 years
Tradenames and trademarks	15,000	3,784	11,216	11.5 years

Total intangible assets	$229,672	$42,674	$186,998	7.5 years

Aggregate intangible asset amortization expense was $8.2 million and $16.5 million, respectively, for the three and six months ended July 5, 2009 and $4.8 million and $8.6 million, respectively, for the three and six months ended June 29, 2008. Estimated intangible asset amortization expense for each of the next five fiscal years is as follows:

Year	Amount (in thousands)
2009 (remainder)	$15,934
2010	29,717
2011	28,259
2012	26,132
2013	25,066

During the three and six months ended July 5, 2009, there were no events or changes in circumstances indicating that the carrying amounts of Teradyne’s long-lived assets may not be recoverable.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Net (Loss) Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands, except per share amounts)
Net (loss) income	$(66,768)	$11,079	$(157,436)	$13,446
Shares used in (loss) income per common share—basic	173,022	170,644	172,576	172,203
Effect of potential dilutive common shares:
Employee and director stock options	—	1,986	—	1,582
Restricted stock units	—	1,269	—	999
Employee stock purchase rights	—	197	—	125

Potential dilutive common shares	—	3,452	—	2,706

Shares used in net (loss) income per common share—diluted	173,022	174,096	172,576	174,909

Net (loss) income per common share—basic	$(0.39)	$0.06	$(0.91)	$0.08

Net (loss) income per common share—diluted	$(0.39)	$0.06	$(0.91)	$0.08

The computation of diluted net loss per common share for the three and six months ended July 5, 2009 excludes all outstanding stock options, restricted stock units and warrants, and shares related to the Notes because Teradyne had a net loss.

The computation of diluted net income per common share for the three and six months ended June 29, 2008 excludes the effect of the potential exercise of options to purchase approximately 13.6 million and 14.2 million shares and restricted stock units of 1.2 million and 1.3 million shares, respectively, because the effect would have been anti-dilutive.

K. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended July 5, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the fourth quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $2.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $6.3 million as of July 5, 2009.

2009 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Other	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—	$—
Charges/(Credits)	31,682	1,068	(1,487)	31,263
Cash payments	(18,227)	—	—	(18,227)
Other	—	(1,068)	1,487	419

Balance at July 5, 2009	$13,455	$—	$—	$13,455

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended July 5, 2009, Teradyne recorded the following restructuring activities:

•	$31.7 million of severance charges related to headcount reductions of approximately 800 people across both segments;

•

$1.1 million of long lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, MA;

•	($1.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$5,342	$831	$6,173
Credits	(28)	—	(28)
Cash payments	(5,142)	(288)	(5,430)

Balance at July 5, 2009	$172	$543	$715

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$81	$8,472	$8,553
Cash payments	(62)	(900)	(962)

Balance at July 5, 2009	$19	$7,572	$7,591

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three and six months ended July 5, 2009 and June 29, 2008 are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$877	$1,107	$1,995	$2,490
Interest cost	4,688	4,418	9,176	8,856
Expected return on plan assets	(4,836)	(5,167)	(9,706)	(10,345)
Amortization of unrecognized:
Prior service cost	197	205	404	409
Net loss	1,013	346	2,088	713
Curtailment gain	—	(357)	(111)	(357)
Settlement loss	1,550	—	1,550	—

Total expense	$3,489	$552	$5,396	$1,766

In the six months ended July 5, 2009, Teradyne contributed $2.6 million to its foreign defined benefit pension plans and U.S. supplemental executive defined benefit plan.

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

Components of net periodic postretirement benefits cost are as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$15	$22	$55	$84
Interest cost	268	291	546	613
Amortization of unrecognized:
Prior service benefit	(59)	(59)	(117)	(117)
Net loss	59	17	114	70

Total expense	$283	$271	$598	$650

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the six months ended July 5, 2009, Teradyne contributed $1.4 million to its U.S. Post-Retirement Benefits Plan.

M. Commitments and Contingencies

Legal Claims

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against Teradyne in the United States District Court in Los Angeles, California alleging that certain of Teradyne disk drive test products infringe one of Xyratex’s patents. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, Teradyne filed an answer and counterclaims, denying that Teradyne’s disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. The case is currently in the discovery phase and trial is scheduled to begin in November 2009. On April 14, 2009, Teradyne filed a separate complaint in the United States District Court in Los Angeles alleging that Xyratex’s disk drive test products infringe two of Teradyne’s patents. Teradyne intends to vigorously defend itself against the Xyratex claim.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for: military/aerospace instrumentation test, circuit-board test, hard disk drive test and automotive diagnostic and test.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008. Segment information for the three and six months ended July 5, 2009 and June 29, 2008 is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 5, 2009:
Net revenues	$102,820	$66,760	$—	$169,580
Loss before income taxes(1)(2)	(56,222)	(2,474)	(10,272)	(68,968)

Three months ended June 29, 2008:
Net revenues	$263,588	$54,117	$—	$317,705
Income (loss) before income taxes(1)(2)	18,983	(3,898)	2,094	17,179

Six months ended July 5, 2009:
Net revenues	$181,347	$108,841	$—	$290,188
Loss before income taxes(1)(2)	(143,163)	(7,870)	(16,403)	(167,436)

Six months ended June 29, 2008:
Net revenues	$511,251	$103,769	$—	$615,020
Income (loss) before income taxes(1)(2)	23,542	(6,607)	6,711	23,646

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income (loss) before income taxes for each of the segments for the three and six months ended July 5, 2009 and June 29, 2008 are charges that include restructuring and other, net, in-process research and development and inventory charges.

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Cost of revenues—inventory charges	$8,984	$884	$14,614	$2,039
Cost of revenues—inventory step-up	3,924	—	5,163	4,346
Restructuring and other, net	11,324	8,901	24,671	19,033
In-process research and development	—	—	—	1,100

Total	$24,232	$9,785	$44,448	$26,518

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Cost of revenues—inventory charges	$2,507	$1,022	$5,474	$1,215
Restructuring and other, net	1,486	3,311	3,463	4,745

Total	$3,993	$4,333	$8,937	$5,960

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands)
Restructuring and other, net	$2,460	$514	$3,101	$733
Interest expense and other	4,911	—	7,473	—

Total	$7,371	$514	$10,574	$733

O. Subsequent Events

Teradyne management evaluated activity of Teradyne through August 13, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

We have identified the policies that are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the six months ended July 5, 2009 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
Percentage of total net revenues:
Products	68%	78%	62%	78%
Services	32	22	38	22

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	55	39	51	39
Cost of services	17	13	21	13

Total cost of revenues	72	52	72	52

Gross profit	28	48	28	48
Operating expenses:
Engineering and development	23	18	30	18
Selling and administrative	28	21	35	21
Acquired intangible asset amortization	5	1	5	2
Restructuring and other, net	8	4	11	4

Total operating expenses	64	44	81	45

(Loss) income from operations	(36)	4	(53)	3
Interest & other	(4)	1	(4)	1

(Loss) income before income taxes	(40)	5	(57)	4
(Benefit) provision for income taxes	(1)	2	(3)	2

Net (loss) income	(39)%	3%	(54)%	2%

Benefit/provision for income taxes as a percentage of (loss) income before income taxes	3%	36%	6%	43%

Second Quarter 2009 Compared to Second Quarter 2008

Revenue

For the three months ended July 5, 2009, our book to bill ratio (net bookings divided by net sales) was 1.34 for the total Company, our Semiconductor Test segment and our Systems Test Group segment.

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Semiconductor Test	$102.8	$263.6	$(160.8)
Systems Test Group	66.8	54.1	12.7

	$169.6	$317.7	$(148.1)

Semiconductor Test revenue decreased $160.8 million or 61% from the second quarter of 2008 to 2009, due to lower sales across all products primarily in Taiwan, Japan, Korea and Singapore. The decrease was due to excess test capacity at our customers as a result of the global economic downturn.

The increase in Systems Test Group revenue of $12.7 million or 23% from the second quarter of 2008 to 2009 was primarily due to sales of Hard Disk Drive systems, partially offset by a decrease in Commercial Board Test and Diagnostic Solutions product sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	July 5, 2009	June 29, 2008
United States	27%	19%
Thailand	17	2
South Asia	14	16
Europe	11	10
Taiwan	11	23
Singapore	10	9
Japan	5	11
Korea	3	7
Rest of the World	2	3

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 5, 2009	June 29, 2008
	(in millions)
Gross Profit	$47.1	$153.8	$(106.7)
Percent of Total Revenue	27.8%	48.4%	(20.6)

Gross profit as a percentage of revenue decreased from the second quarter of 2008 to 2009 by 20.6 percentage points. This decrease in gross margin is the result of a decrease of 15.5 points from lower product sales volume, a decrease of 5.0 points related to $26 million of Hard Disk Drive test system revenues at zero gross margin and a decrease of 2.3 points related to inventory charges across both segments. These decreases were partially offset by an increase of 2.2 points primarily from lower spending due to workforce reductions.

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

The provisions for excess and obsolete inventory were $8.6 million and $1.9 million for the three months ended July 5, 2009 and June 29, 2008, respectively. During the three months ended July 5, 2009 and June 29, 2008, we scrapped $0.9 million and $2.3 million of inventory, respectively. As of July 5, 2009, we have inventory related reserves for amounts which had been written-down or written-off totaling $141.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Engineering and Development	$38.5	$56.2	$(17.7)
Percent of Total Revenue	22.7%	17.7%

The decrease of $17.7 million from the second quarter of 2008 to 2009 is due primarily to a $18.0 million decrease in spending due to workforce reductions, lower project spending and lower variable compensation and $2.2 million due to temporary salary reductions. This decrease was partially offset by additional costs of $2.5 million related to the acquisition of Eagle Test Systems, Inc. (“Eagle Test”).

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Selling and Administrative	$47.3	$65.5	$(18.2)
Percent of Total Revenue	27.9%	20.6%

The decrease of $18.2 million from the second quarter of 2008 to 2009 is due primarily to a $18.4 million decrease from workforce reductions and on-going cost reduction initiatives, $3.5 million due to temporary salary reductions and $1.6 million related to a decrease in variable compensation, partially offset by additional costs of $5.3 million related to the acquisition of Eagle Test.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended July 5, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’

compensation and withholdings and is expected to be paid by the end of the fourth quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $2.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $6.3 million as of July 5, 2009.

The restructuring actions taken during the three months ended July 5, 2009 are expected to generate quarterly cost savings of approximately $6.0 million across all segments.

2009 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Other	Total
	(in thousands)
Balance at April 5, 2009	$11,804	$—	$—	$11,804
Charges/(Credits)	15,351	1,068	(774)	15,645
Cash payments	(13,700)	—	—	(13,700)
Other	—	(1,068)	774	(294)

Balance at July 5, 2009	$13,455	$—	$—	$13,455

During the three months ended July 5, 2009, Teradyne recorded the following restructuring activities:

•	$15.4 million of severance charges related to headcount reductions of approximately 300 people across both segments;

•

$1.1 million of long lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, MA;

•	($0.8) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at April 5, 2009	$1,016	$821	$1,837
Credits	(374)	—	(374)
Cash payments	(470)	(278)	(748)

Balance at July 5, 2009	$172	$543	$715

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at April 5, 2009	$25	$7,970	$7,995
Cash payments	(6)	(398)	(404)

Balance at July 5, 2009	$19	$7,572	$7,591

Interest Income

Interest income decreased by $1.8 million from the second quarter of 2008 to 2009, due primarily to lower cash balances as a result of our acquisition of Eagle Test and lower interest rates.

Interest Expense and Other

Interest expense and other increased by $7.6 million due primarily to the following: $4.6 million of interest expense related to our convertible senior notes and $2.5 million related to the write off of the remaining revolving credit facility debt issue costs due to the termination of our revolving credit facility agreement.

Income Taxes

For the three months ended July 5, 2009, we recorded a tax benefit of $2.2 million primarily due to benefiting operating losses in foreign jurisdictions. For the three months ended June 29, 2008, we recorded tax expense of $6.1 million which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 5, 2009 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Six Months of 2009 Compared to Six Months of 2008

Revenue

Net revenues for our two reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Semiconductor Test	$181.4	$511.2	$(329.8)
Systems Test Group	108.8	103.8	5.0

	$290.2	$615.0	$(324.8)

Semiconductor Test revenue decreased $329.8 million or 65% from the first six months of 2008 to 2009, due to lower sales across all products primarily in Taiwan, Japan, Korea and Singapore. The decrease was due to excess test capacity at our customers as a result of the global economic downturn.

The increase in Systems Test Group revenue of $5.0 million or 5% from the first six months of 2008 to 2009 was primarily due to sales of Hard Disk Drive systems, partially offset by a decrease in Commercial Board Test and Diagnostic Solutions service and product sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Six Months Ended
	July 5, 2009	June 29, 2008
United States	30%	19%
South Asia	17	17
Europe	13	9
Taiwan	10	21
Thailand	10	2
Singapore	8	9
Japan	7	11
Korea	3	8
Rest of the World	2	4

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	July 5, 2009	June 29, 2008
	(in millions)
Gross Profit	$80.5	$292.4	$(211.9)
Percent of Total Revenue	27.7%	47.5%	(19.8)

Gross margins as a percentage of revenue decreased from the first six months of 2008 to 2009 by 19.8 percentage points. This decrease in gross margin is the result of a decrease of 17.0 points from lower product sales volume, a decrease of 2.8 points related to $26 million of Hard Disk Drive test system revenues at zero gross margin and a decrease of 2.1 points related to inventory charges across both segments. These decreases were partially offset by an increase of 2.1 points primarily from lower operations spending due to restructuring and lower freight and warranty charges, which were the result of lower product sales.

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

The provisions for excess and obsolete inventory were $17.2 million and $3.3 million for the six months ended July 5, 2009 and June 29, 2008, respectively. During the six months ended July 5, 2009 and June 29, 2008, we scrapped $2.0 million and $10.1 million of inventory, respectively. In the first six months of 2008 we sold $1.3 million of previously written-down or written-off inventory. As of July 5, 2009, we have inventory related reserves for amounts which had been written-down or written-off totaling $141.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Engineering and Development	$85.6	$111.3	$(25.7)
Percent of Total Revenue	29.5%	18.1%

The decrease of $25.7 million from the first six months of 2008 to 2009 is due primarily to a $27.2 million decrease in spending due to workforce reductions, lower project spending and lower variable compensation and $4.4 million due to temporary salary reductions This decrease was partially offset by additional costs of $5.9 million related to the acquisition of Eagle Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 5, 2009	June 29, 2008
	(in millions)
Selling and Administrative	$102.6	$130.7	$(28.1)
Percent of Total Revenue	35.4%	21.2%

The decrease of $28.1 million from the first six months of 2008 to 2009 is due primarily to a $29.6 million decrease from workforce reductions and on-going cost reduction initiatives, $7.0 million due to temporary salary reductions and $4.2 million related to a decrease in variable compensation, partially offset by additional costs of $12.7 million related to the acquisition of Eagle Test.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the six months ended July 5, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the fourth quarter of 2009. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $2.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $6.3 million as of July 5, 2009.

The restructuring actions taken during the six months ended July 5, 2009 are expected to generate quarterly cost savings of approximately $16.9 million across all segments.

2009 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Other	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—	$—
Charges/(Credits)	31,682	1,068	(1,487)	31,263
Cash payments	(18,227)	—	—	(18,227)
Other	—	(1,068)	1,487	419

Balance at July 5, 2009	$13,455	$—	$—	$13,455

During the six months ended July 5, 2009, Teradyne recorded the following restructuring activities:

•	$31.7 million of severance charges related to headcount reductions of approximately 800 people across both segments;

•

$1.1 million of long lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, MA;

•	($1.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$5,342	$831	$6,173
Credits	(28)	—	(28)
Cash payments	(5,142)	(288)	(5,430)

Balance at July 5, 2009	$172	$543	$715

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$81	$8,472	$8,553
Cash payments	(62)	(900)	(962)

Balance at July 5, 2009	$19	$7,572	$7,591

Interest Income

Interest income decreased by $5.6 million in the first six months of 2008 to 2009, due primarily to lower cash balances as a result of our acquisitions of Nextest and Eagle Test and lower interest rates.

Interest Expense and Other

Interest expense and other increased by $13.9 million due primarily to the following: $4.6 million of interest expense related to our convertible senior notes, $2.5 million of realized and other than temporary impairment losses on our marketable securities, $2.5 million related to the write off of the remaining revolving credit facility debt issue costs due to the termination of our revolving credit facility agreement, $2.1 million of interest expense related to the revolving credit facility and $1.1 million of foreign exchange losses.

Income Taxes

The tax benefit of $10.0 million for the first six months of 2009 is due to benefiting operating losses in foreign jurisdictions and tax expense of $10.2 million for the first six months of 2008 primarily consists of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 5, 2009 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient evidence exists, including sustained profitability, that realization is more likely than not.

Contractual Obligations

The following table reflects our contractual obligations as of July 5, 2009:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
2009	$101,341	$10,236	$1,034	$3,944	$3,559	$120,114
2010	3,484	18,091	2,068	8,791	—	32,434
2011	—	15,729	2,068	8,762	—	26,559
2012	—	11,847	2,068	8,734	—	22,649
2013	—	6,281	2,068	8,705	—	17,054
Beyond 2013	—	9,264	191,034	4,329	—	204,627

Total	$104,825	$71,448	$200,340	$43,265	$3,559	$423,437

(1)	Non-cancelable lease payments have not been reduced by sublease income of $6.3 million due in the future under non-cancelable sublease agreements.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $1.3 million in the first six months of 2009, to $373.1 million. Cash and cash equivalents activity for the first six months of 2009 and 2008 were as follows:

	For the Six Months Ended
	July 5, 2009	June 29, 2008
	(in millions)
Cash (used for) provided by operating activities:
Net (loss) income adjusted for non-cash items	$(71.3)	$80.8
Changes in operating assets and liabilities, net of businesses acquired	24.5	1.2

Total cash (used for) provided by operating activities	(46.8)	82.0

Total cash used for investing activities	(8.1)	(275.1)

Total cash provided by (used for) financing activities	64.7	(82.1)

Effects on exchange rate changes on cash and cash equivalents	$1.6	$(1.1)

Increase (decrease) in cash and cash equivalents	$11.4	$(276.3)

In the six months ended July 5, 2009, changes in operating assets and liabilities, net of businesses acquired, provided cash of $24.5 million. This was due primarily to a decrease in operating assets of $67.6 million offset by a decrease in operating liabilities of $43.1 million. The decrease in operating assets consisted mainly of a decrease in accounts receivable of $35.8 million due to lower sales volume and improved collections and a decrease in inventories of $29.5 million. The decrease in operating liabilities consisted primarily of a decrease in accounts payable, deferred revenue and other accrued expenses of $39.2 million due to lower sales volume and on-going cost reduction initiatives and retirement plan contributions of $4.0 million.

Investing activities in the six months ended July 5, 2009 used cash of $8.1 million due to investments in property, plant and equipment of $17.4 million and payment of transaction fees related to the Eagle Test acquisition of $3.7 million partially offset by sales of marketable securities that provided cash of $11.9 million and proceeds from life insurance policies that provided cash of $1.1 million.

During the six months ended July 5, 2009, financing activities provided cash of $64.7 million due to approximately $163 million of net proceeds from the issuance of the senior convertible note, $10 million of long-term debt proceeds from a loan in Japan and $14.3 million from the issuance of common stock under stock option and stock purchase plans. These increases were partially offset by $122.5 million of cash used for the repayment of our revolving credit facility.

In the six months ended June 29, 2008, changes in operating assets and liabilities, net of product lines and businesses sold and acquired, provided cash of $1.2 million due primarily to a decrease in accounts receivable of $4.5 million and an increase in accounts payable, deferred revenue and accrued expenses of $10.4 million. Accounts receivable decreased $4.5 million due to a decrease in days sales outstanding from 66 days as of December 31, 2007 to 61 days as of June 29, 2008 as a result of improved collections. These increases in cash were partially offset by an increase in other assets of $6.2 million and retirement plan contributions of $3.7 million.

Investing activities used cash of $275.1 million in the first six months of 2008, primarily due to $285.3 million of cash used for the acquisition of Nextest, net of cash acquired.

During the six months ended June 29, 2008, we repurchased 7.5 million shares of common stock for $91.2 million.

We believe our cash, cash equivalents and marketable securities balance of $373.1 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

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

At Teradyne’s annual meeting of stockholders held May 28, 2009, our stockholders approved an amendment to the 2006 Equity Plan to increase the number of shares issuable thereunder by 10 million, for an aggregate of 22 million shares issuable thereunder, and our stockholders also approved an amendment to Teradyne’s 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 5 million, for an aggregate of 25.4 million shares issuable thereunder.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (FSP FAS 132(R)-1), which amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 is effective for our December 31, 2009 annual financial statements. As FSP FAS 132(R)-1 only requires enhanced disclosures, we have determined that the adoption of FSP FAS 132(R)-1 will not have an impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “FASB Accounting Standards Codification” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This new statement will not have an impact on our financial position or results of operations.

Certain Factors That May Affect Future Results

Our future results of operations involve a number of risks and uncertainties. These factors include, but are not, limited to the following:

•	Our business is impacted by worldwide economic cycles which are difficult to predict;

•	Our business is dependent on the current and anticipated market for electronics, which historically has been highly cyclical;

•	We are subject to intense competition;

•	Our operating results are likely to fluctuate significantly;

•	We are subject to risks of operating internationally;

•	If we fail to develop new technologies to adapt to our customers’ needs and if our customers fail to accept our new products, our revenues will be adversely affected;

•	If our suppliers do not meet product or delivery requirements, it could cause a reduction in our revenues and earnings;

•	Our operations may be adversely impacted if our outsourced service providers fail to perform;

•	We may not fully recognize the benefits of our acquisitions of Nextest and Eagle Test and other businesses that we acquire or strategic alliances that we form in the future;

•	We may need additional financing, which could be difficult to obtain;

•	We may be unable to perform our obligations under the indenture governing our senior convertible notes issuance;

•	We have increased our indebtedness;

•	Our convertible note hedge and warrant transactions could impact the value of our stock;

•	We may not be able to pay our debt and other obligations;

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

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against us and two of our then executive officers in the United States District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted our motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal. No hearing date has been scheduled for the appeal.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, and in Part II, “Item 1A: Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended April 5, 2009, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q remain applicable to our business. The risks described in our Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended July 5, 2009, Teradyne did not repurchase any shares of common stock. The cumulative repurchases as of July 5, 2009 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board temporarily suspended the implementation of the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended July 5, 2009 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 6, 2009 – May 3, 2009	—	$—	—	$297,375
May 4, 2009 – May 31, 2009	—	$—	—	$297,375
June 1, 2009 – July 5, 2009	—	$—	—	$297,375

Item 4:	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of shareholders was held on May 28, 2009.

(b)	The following nominees were elected as directors to serve until the 2010 annual meeting of shareholders:

Nominee	Total Votes “FOR”	Total Votes “AGAINST”	Total Votes “ABSTAINING”
James W. Bagley	148,647,127	7,345,794	950,376
Michael A. Bradley	148,955,743	6,886,507	1,101,047
Albert Carnesale	148,973,983	7,007,362	961,952
Edwin J. Gillis	153,623,855	2,360,216	959,226
Vincent M. O’Reilly	149,387,171	6,604,768	951,358
Paul J. Tufano	149,918,214	6,049,762	975,321
Roy A. Vallee	148,820,635	6,849,502	1,273,160
Patricia S. Wolpert	148,776,924	7,246,881	919,492

(c)	The other proposals voted upon at the annual meeting were:

1. To approve an amendment to the 2006 Equity and Cash Compensation Incentive Plan to increase the aggregate number of shares of common stock that may be issued pursuant to the plan by 10,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
88,285,955	43,520,160	214,443	24,922,739

2. To approve an amendment to the 1996 Employee Stock Purchase Plan to increase the aggregate number of shares of common stock that may be issued pursuant to the plan by 5,000,000 shares.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
102,801,032	29,034,729	184,797	24,922,739

3. To ratify the selection of PricewaterhouseCoopers LLP as independent auditors for fiscal year ending December 31, 2009.

Total Votes For	Total Votes Against	Total Votes Abstaining	Total Broker Non-Votes
151,794,725	4,818,184	330,388	0

Item 6:	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

August 13, 2009