Form 10-Q
period 2009-10-04
TERADYNE, INC
filed 2009-11-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 2, 2009 was 174,875,651 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 4, 2009	December 31, 2008
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$406,741	$322,705
Marketable securities	5,735	—
Accounts receivable, net of allowance for doubtful accounts of $3,760 and $4,712 at October 4, 2009 and December 31, 2008, respectively	139,693	109,625
Inventories:
Parts	50,351	89,140
Assemblies in process	53,470	65,818
Finished goods	8,149	13,493

	111,970	168,451
Deferred tax assets	17,561	16,988
Prepayments and other current assets	60,348	60,884

Total current assets	742,048	678,653
Property, plant, and equipment, at cost	775,140	782,774
Less: accumulated depreciation	524,989	484,325

Net property, plant, and equipment	250,151	298,449
Marketable securities	55,033	51,613
Intangible assets, net	160,592	186,998
Other assets	18,669	19,534

Total assets	$1,226,493	$1,235,247

LIABILITIES
Current liabilities:
Accounts payable	$70,613	$61,164
Current debt	2,237	122,500
Accrued employees’ compensation and withholdings	52,053	73,521
Deferred revenue and customer advances	127,993	58,030
Other accrued liabilities	50,184	51,748

Total current liabilities	303,080	366,963
Retirement plans liabilities	134,465	125,877
Deferred tax liabilities	3,045	8,730
Long-term other accrued liabilities	23,623	27,565
Long-term debt	138,970	—

Total liabilities	603,183	529,135

Commitments and contingencies (Note M)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 174,647 shares and 169,651 shares issued and outstanding at October 4, 2009 and December 31, 2008, respectively	21,831	21,206
Additional paid-in capital	1,194,913	1,124,390
Accumulated other comprehensive loss	(151,297)	(148,108)
Accumulated deficit	(442,137)	(291,376)

Total shareholders’ equity	623,310	706,112

Total liabilities and shareholders’ equity	$1,226,493	$1,235,247

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands, except per share amounts)
Net revenues:
Products	$205,304	$228,854	$385,187	$710,624
Services	56,858	68,401	167,163	201,651

Net revenues	262,162	297,255	552,350	912,275
Cost of revenues:
Cost of products	125,116	130,105	273,911	373,337
Cost of services	30,291	39,220	91,195	118,657

Total cost of revenues	155,407	169,325	365,106	491,994

Gross profit	106,755	127,930	187,244	420,281
Operating expenses:
Engineering and development	38,266	52,969	123,915	164,272
Selling and administrative	46,314	58,614	148,944	189,298
Acquired intangible asset amortization	8,214	5,034	24,667	13,671
In-process research and development	—	—	—	1,100
Restructuring and other, net	5,189	28,589	36,424	53,100

Operating expenses	97,983	145,206	333,950	421,441

Income (loss) from operations	8,772	(17,276)	(146,706)	(1,160)
Interest income	1,003	2,740	2,920	10,284
Interest expense and other	(4,600)	(5,851)	(18,475)	(5,865)

Income (loss) from continuing operations before income taxes	5,175	(20,387)	(162,261)	3,259
Income tax (benefit) provision	(1,500)	3,070	(11,500)	13,270

Income (loss) from continuing operations	6,675	(23,457)	(150,761)	(10,011)
Income from discontinued operations	—	768	—	768

Net income (loss)	$6,675	$(22,689)	$(150,761)	$(9,243)

Income (loss) from continuing operations per common share:
Basic	$0.04	$(0.14)	$(0.87)	$(0.06)

Diluted	$0.04	$(0.14)	$(0.87)	$(0.06)

Net income (loss) per common share:
Basic	$0.04	$(0.13)	$(0.87)	$(0.05)

Diluted	$0.04	$(0.13)	$(0.87)	$(0.05)

Weighted average common share—basic	174,495	168,769	173,216	171,058

Weighted average common share—diluted	180,792	168,769	173,216	171,058

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008 are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
	(in thousands)
Cash flows from operating activities:
Net loss	$(150,761)	$(9,243)
Income from discontinued operations	—	768

Loss from continuing operations	(150,761)	(10,011)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	45,717	56,580
Amortization	33,249	15,394
Provision for excess and obsolete inventory	23,681	24,969
Stock-based compensation	18,268	15,909
Non-cash charge for the sale of inventories revalued at the date of acquisition	10,863	4,346
Loss on sale and impairment of marketable securities	1,929	8,504
Revolving credit facility issue costs	2,488	—
Deferred taxes	(6,258)	—
In-process research and development charge	—	1,100
Loss on sale of land and building	—	20,883
Other	1,767	(2,147)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(30,022)	23,050
Inventories	45,911	(4,642)
Other assets	(4,685)	(18,496)
Accounts payable, deferred revenue and accrued expenses	69,731	(4,794)
Retirement plans contributions	(5,718)	(5,290)
Income taxes payable	—	(4,736)

Net cash provided by continuing operations	56,160	120,619
Net cash provided by discontinued operations	—	768

Net cash provided by operating activities	56,160	121,387

Cash flows from investing activities:
Investments in property, plant and equipment	(26,583)	(75,528)
Acquisition of business, net of cash acquired	(3,741)	(285,324)
Proceeds from life insurance	1,076	3,049
Proceeds from sale of an equity investment	—	2,811
Proceeds from sale and maturities of available-for-sale marketable securities	23,085	131,800
Proceeds from sale of land and building	—	44,072
Purchases of available-for-sale marketable securities	(31,470)	(135,475)

Net cash used for investing activities	(37,633)	(314,595)

Cash flows from financing activities:
Net proceeds from long-term debt	172,914	—
Repayment of revolving credit facility principal	(122,500)	—
Repayment of long-term debt principal	(1,069)	—
Repurchase of common stock	—	(91,191)
Issuance of common stock under employee stock option and stock purchase plans	15,256	16,294

Net cash provided by (used for) financing activities	64,601	(74,897)

Effect of exchange rate changes on cash and cash equivalents	908	(1,693)

Increase (decrease) in cash and cash equivalents	84,036	(269,798)
Cash and cash equivalents at beginning of period	322,705	562,371

Cash and cash equivalents at end of period	$406,741	$292,573

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

C. Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) amended the guidance in Accounting Standards Codification (“ASC”) 715-20, “Compensation—Retirement Benefits—Defined Benefit Plans” (“ASC 715-20”). This amended guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. ASC 715-20 is effective for Teradyne’s December 31, 2009 annual financial statements. As ASC 715-20 only requires enhanced disclosures, Teradyne determined that the adoption will not have an impact on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. Teradyne is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. Teradyne is currently evaluating this new ASU.

D. Financial Instruments

Financial Instruments

Teradyne uses the market and income approaches to value its financial instruments and there were no changes in valuation techniques during the three and nine months ended October 4, 2009. ASC 820, “Fair Value Measurements and Disclosures” requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Teradyne elected fair value treatment for the right to sell its auction rate securities back to UBS (“UBS Put”), under ASC 825, “Financial Instruments.”

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 4, 2009 and December 31, 2008. The UBS Put is included in other assets.

	October 4, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$7,201	$21,808	$26,024	$55,033
Short-term marketable securities	—	5,735	—	5,735
UBS Put	—	—	2,942	2,942

Total	$7,201	$27,543	$28,966	$63,710

Liabilities:
Derivatives (foreign currency forward contracts)	$—	$462	$—	$462

Total	$—	$462	$—	$462

	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Long-term marketable securities	$6,192	$19,453	$25,968	$51,613
UBS Put	—	—	3,330	3,330

Total	$6,192	$19,453	$29,298	$54,943

Liabilities:
Derivatives (foreign currency forward contracts)	$—	$767	$—	$767

Total	$—	$767	$—	$767

Changes in the fair value of Level 3 financial assets for the three and nine months ended October 4, 2009, were as follows.

	Level 3 Financial Assets
	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009		October 4, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$26,186	$3,070	$25,968	$3,330
Sale of auction rate securities	(550)	—	(550)	—
Change in unrealized gain included in interest income	388	—	1,053	—
Change in unrealized loss included in interest expense and other	—	(128)	(447)	(388)

Balance at end of period	$26,024	$2,942	$26,024	$2,942

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne had no Level 3 financial assets for the nine months ended September 28, 2008.

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

Teradyne determined that it does not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.7 million in the nine months ended October 4, 2009, primarily related to mortgage and asset backed debt securities. During the nine months ended October 4, 2009, Teradyne recorded a net gain of $0.2 million for the change in the auction rate securities and UBS Put fair values. During the nine months ended October 4, 2009, Teradyne also recorded $1.5 million of realized losses from sales of marketable securities. Other-than-temporary impairment losses, decreases in auction rate securities fair value and realized losses from sale of marketable securities are included in interest expense and other and increases in auction rate securities fair value are included in interest income.

ASC 825-10, “Financial Instruments” and ASC 270-10, “Interim Reporting” require interim disclosures regarding the fair values of financial instruments that are within the scope of ASC 825-10. Additionally, ASC 825-10 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. It does not change the accounting treatment for these financial instruments.

The carrying amounts and fair values of financial instruments at October 4, 2009 and December 31, 2008 are as follows:

	October 4, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable securities	$60,768	$60,768	$51,613	$51,613
UBS Put	2,942	2,942	3,330	3,330
Revolving credit facility	—	—	122,500	122,500
Convertible debt(1)	131,144	343,590	—	—
Japan loan	10,063	10,063	—	—

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term available-for-sale marketable securities have maturities of one to three years. At October 4, 2009 and December 31, 2008, these investments are reported as follows:

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
October 4, 2009
Short-term marketable securities:
U.S. Treasury and government agency securities	$1,957	$1	$—	$1,958	$—
Corporate debt securities	3,777	—	—	3,777	—

	$5,734	$1	$—	$5,735	$—

Long-term marketable securities:
Corporate debt	$8,540	$8	$(25)	$8,523	$3,231
Municipal bonds	6,958	1	—	6,959	—
U.S. Treasury and government agency securities	3,320	13	—	3,333	—
Equity and debt mutual funds	7,480	448	(727)	7,201	3,636
Asset backed securities	2,993	—	—	2,993	—

	$29,291	$470	$(752)	$29,009	$6,867

	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
December 31, 2008
Long-term marketable securities:
Equity and debt mutual funds	$8,910	$589	$(3,307)	$6,192	$6,192
Asset backed and corporate debt securities	19,453	—	—	19,453	—

	$28,363	$589	$(3,307)	$25,645	$6,192

As of October 4, 2009, the fair market value of investments with unrealized losses totaled $6.9 million. Of this value, $3.6 million are mutual funds related to employee retirement benefits that had an unrealized loss for greater than one year. Teradyne determined that the unrealized losses related to these investments are temporary.

Derivatives

In March of 2008, the FASB amended ASC 815-10, “Derivatives and Hedging.” ASC 815-10 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. Teradyne adopted ASC 815-10 during the quarter ended April 5, 2009.

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $54.7 million and $100.0 million at October 4, 2009 and December 31, 2008, respectively.

The following table summarizes the fair value of derivative instruments as of October 4, 2009.

	Asset Derivatives
	Balance Sheet Location	October 4, 2009
	(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other accrued liabilities	$462

Total derivatives		$462

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and nine months ended October 4, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended	For the Nine Months Ended
		October 4, 2009	October 4, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(402)	$1,241

Total derivatives		$(402)	$1,241

See Debt footnote E regarding derivatives related to the convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K. K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1 million payable on September 30 and March 30 each year. At October 4, 2009, approximately $2 million of the outstanding loan principal is included in current debt and approximately $8 million is classified as long-term debt.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended October 4, 2009, one of the above described circumstances that allows holders to convert their Notes at their option prior to December 15, 2013 had occurred (the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter). As of November 12, 2009, no holders have exercised their option to convert their Notes.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separately, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which is 75% higher than the closing price of Teradyne’s common stock on March 31, 2009. The warrants will be net share settled and will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock. Teradyne received approximately $43.0 million for the warrants.

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

Teradyne analyzed the convertible note hedge and warrant transactions under ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, Teradyne recorded the purchase of the convertible note hedge as a reduction in additional paid-in capital and the proceeds from the warrants as an increase to additional paid-in capital. Teradyne does not recognize subsequent changes in fair value of the convertible note hedge and warrant in its financial statements.

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $63.4 million of the $190.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 14.5%. The Notes are classified as long-term debt in the balance sheet at October 4, 2009 based on their March 15, 2014 maturity date. Debt issuance costs of approximately $4.1 million are being amortized to interest expense over the five year term of the Notes.

The below tables represent the key components of Teradyne’s convertible senior notes:

October 4, 2009
(in thousands)
Debt principal	$190,000
Unamortized discount	58,856

Net carrying amount of the convertible debt	$131,144

	For the Three Months Ended	For the Nine Months Ended
	October 4, 2009	October 4, 2009
	(in thousands)	(in thousands)
Contractual interest expense on the coupon	$2,090	$4,251
Amortization of the discount component and debt issue fees recognized as interest expense	2,533	4,988

Total interest expense on the convertible debt	$4,623	$9,239

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 4, 2009, the unamortized discount was $58.9 million, which will be amortized over approximately 4.5 years, and the carrying amount of the equity component was $63.4 million. As of October 4, 2009, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $306.4 million.

Revolving Credit Facility

On April 7, 2009, Teradyne repaid and terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the convertible senior notes transaction to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement. During the three months ended July 5, 2009, Teradyne expensed the remaining revolving credit facility debt issue costs of approximately $2.5 million.

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

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Balance at beginning of period	$5,011	$9,782	$8,372	$9,340
Acquisition	—	—	—	492
Accruals for warranties issued during the period	3,793	3,284	6,967	10,493
Accruals related to pre-existing warranties	170	(99)	(827)	1,083
Settlements made during the period	(2,288)	(3,808)	(7,826)	(12,249)

Balance at end of period	$6,686	$9,159	$6,686	$9,159

Revenue for extended warranties beyond one year is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The following represents the extended warranty accrual activity and is included in short-term deferred revenue and long-term other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Balance at beginning of period	$4,647	$7,103	$6,369	$6,610
Deferral of new extended warranty reserve	595	1,144	1,472	4,024
Recognition of extended warranty deferred revenue	(1,210)	(1,118)	(3,809)	(3,505)

Balance at end of period	$4,032	$7,129	$4,032	$7,129

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G. Stock-Based Compensation

At Teradyne’s annual meeting of stockholders held May 28, 2009, Teradyne’s stockholders approved an amendment to Teradyne’s 2006 Equity and Cash Compensation Incentive Plan to increase the number of shares issuable thereunder by 10.0 million, for an aggregate of 22.0 million shares issuable thereunder, and Teradyne’s stockholders also approved an amendment to Teradyne’s 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 5.0 million, for an aggregate of 25.4 million shares issuable thereunder.

During the nine months ended October 4, 2009, Teradyne granted service based restricted stock units to employees and directors, and service based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 4.2 million at the weighted average grant date fair value of $4.91. The total number of stock options granted was 1.1 million at the weighted average grant date fair value of $1.97. These restricted stock unit awards and stock options vest in equal installments over four years. Awards granted to non-employee directors vest on the first anniversary of the grant date. Stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Nine Months Ended
October 4, 2009
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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Net income (loss)	$6,675	$(22,689)	$(150,761)	$(9,243)
Foreign currency translation adjustments	(685)	(638)	908	(1,693)
Change in unrealized gain (loss) on marketable securities, net of taxes of $0	745	2,795	2,452	(331)
Retirement plans net gain (loss), net of taxes of $29, $50, $1,041 and $484	1,021	492	(7,283)	3,480
Retirement plans prior service benefit, net of taxes of $0, $(9), $0, $(1)	139	147	735	438

Comprehensive income (loss)	$7,895	$(19,893)	$(153,949)	$(7,349)

I. Intangible Assets

Amortizable intangible assets consist of the following:

	October 4, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,467	$43,061	$78,406	6.1 years
Customer relationships and service and software maintenance contracts	91,581	19,488	72,093	8.6 years
Trade names and trademarks	14,886	4,793	10,093	11.5 years

Total intangible assets	$227,934	$67,342	$160,592	7.5 years

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$122,393	$27,889	$94,504	6.1 years
Customer relationships and service and software maintenance contracts	92,279	11,001	81,278	8.6 years
Tradenames and trademarks	15,000	3,784	11,216	11.5 years

Total intangible assets	$229,672	$42,674	$186,998	7.5 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intangible asset amortization expense was $8.2 million and $24.7 million, respectively, for the three and nine months ended October 4, 2009 and $5.0 million and $13.7 million, respectively, for the three and nine months ended September 28, 2008. Estimated intangible asset amortization expense for each of the next five fiscal years is as follows:

Year	Amount (in thousands)
2009 (remainder)	$7,631
2010	29,368
2011	27,938
2012	25,849
2013	24,799

During the three and nine months ended October 4, 2009, there were no events or changes in circumstances indicating that the carrying amounts of Teradyne’s long-lived assets may not be recoverable.

J. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$6,675	$(23,457)	$(150,761)	$(10,011)
Income from discontinued operations	—	768	—	768

Net income (loss)	$6,675	$(22,689)	$(150,761)	$(9,243)

Shares used in income (loss) per common share-basic	174,495	168,769	173,216	171,058
Effect of dilutive potential common shares:
Employee and director stock options	2,327	—	—	—
Restricted stock units	2,153	—	—	—
Employee stock purchase rights	48	—	—	—
Convertible note hedge warrant	1,769	—	—	—

Dilutive potential common shares	6,297	—	—	—

Shares used in net income (loss) per common share-diluted	180,792	168,769	173,216	171,058

Net income (loss) per common share-basic
Continuing operations	$0.04	$(0.14)	$(0.87)	$(0.06)
Discontinued operations	—	0.01	—	0.01

	$0.04	$(0.13)	$(0.87)	$(0.05)

Net income (loss) per common share-diluted
Continuing operations	$0.04	$(0.14)	$(0.87)	$(0.06)
Discontinued operations	—	0.01	—	0.01

	$0.04	$(0.13)	$(0.87)	$(0.05)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per common share for the three months ended October 4, 2009 excludes the effect of the potential exercise of options to purchase approximately 7.7 million shares and restricted stock units of 2.3 million because the effect would have been anti-dilutive. In addition, approximately 34.7 million shares of common stock issuable upon conversion of the Notes were excluded from the calculation of net income per share because the effect would have been anti-dilutive.

The computation of diluted net loss per common share for the nine months ended October 4, 2009 excludes all outstanding stock options, restricted stock units and warrants, and shares related to the Notes because Teradyne had a net loss.

The computation of diluted net loss per common share for the three and nine months ended September 28, 2008 excludes the effect of the potential exercise of options to purchase approximately 16.2 million and 16.4 million shares and restricted stock units of 1.4 million and 1.4 million shares, respectively, because the effect would have been anti-dilutive.

K. Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net in the nine months ended October 4, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the first quarter of 2010. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $3.4 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $5.5 million as of October 4, 2009.

2009 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Other	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—	$—	$—
Charges/(Credits)	32,982	1,068	(1,954)	4,419	36,515
Cash payments	(26,781)	—	—	(7)	(26,788)
Other	—	(1,068)	1,954	100	986

Balance at October 4, 2009	$6,201	$—	$—	$4,512	$10,713

During the nine months ended October 4, 2009, Teradyne recorded the following restructuring activities:

•	$33.0 million of severance charges related to headcount reductions of approximately 800 people across both segments;

•	$4.4 million of charges across both segments related to the early exit of leased facilities in North Reading, Massachusetts and Novi, Michigan;

•

$1.1 million of long lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, MA; and

•	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$5,342	$831	$6,173
Credits	(91)	—	(91)
Cash payments	(5,202)	(293)	(5,495)

Balance at October 4, 2009	$49	$538	$587

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$81	$8,472	$8,553
Cash payments	(65)	(1,513)	(1,578)

Balance at October 4, 2009	$16	$6,959	$6,975

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

Components of net periodic pension cost for all plans for the three and nine months ended October 4, 2009 and September 28, 2008 are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$954	$1,167	$3,088	$3,657
Interest cost	4,615	4,386	13,842	13,242
Expected return on plan assets	(4,795)	(5,148)	(14,508)	(15,493)
Amortization of unrecognized:
Prior service cost	197	205	601	614
Net loss	942	332	3,076	1,045
Curtailment gain	—	—	(599)	(357)
Settlement loss	—	—	1,676	—

Total expense	$1,913	$942	$7,176	$2,708

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the nine months ended October 4, 2009, Teradyne contributed $3.6 million to its foreign defined benefit pension plans and U.S. supplemental executive defined benefit plan.

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

Components of net periodic postretirement benefits cost are as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Net Periodic Benefit Cost:
Service cost	$27	$42	$82	$126
Interest cost	273	307	819	920
Amortization of unrecognized:
Prior service benefit	(58)	(59)	(176)	(176)
Net loss	57	35	171	105

Total expense	$299	$325	$896	$975

In the nine months ended October 4, 2009, Teradyne contributed $2.1 million to its U.S. Post-Retirement Benefits Plan.

M. Commitments and Contingencies

Legal Claims

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against Teradyne in the United States District Court in Los Angeles, California alleging that certain of Teradyne disk drive test products infringe one of Xyratex patents. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, Teradyne filed an answer and counterclaims, denying that Teradyne’s disk drive test products infringe the asserted Xyratex patent and asking the court to declare such patent invalid. Discovery has been completed. The parties have filed summary judgment motions which the court has taken under advisement. The trial is scheduled to begin in November 2009. Teradyne has filed separate complaints in the United States District Court in Los Angeles alleging that Xyratex’s disk drive test products infringe two of Teradyne’s patents and that Xyratex has engaged in anti-competitive conduct in violation of the federal antitrust laws. Teradyne intends to vigorously defend against the Xyratex claim.

On September 5, 2001, after Teradyne’s August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against Teradyne and two of

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne’s then executive officers in the United States District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. Teradyne petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted Teradyne’s motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal. In August 2009, the parties agreed to settle the litigation. The settlement had no impact on Teradyne’s financial condition or results of operations.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2008. Segment information for the three and nine months ended October 4, 2009 and September 28, 2008 is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended October 4, 2009:
Net revenues	$173,149	$89,013	$—	$262,162
(Loss) income from continuing operations before income taxes(1)(2)	(3,486)	12,379	(3,718)	5,175

Three months ended September 28, 2008:
Net revenues	$242,500	$54,755	$—	$297,255
Loss from continuing operations before income taxes(1)(2)	(11,671)	(2,452)	(6,264)	(20,387)

Nine months ended October 4, 2009:
Net revenues	$354,495	$197,855	$—	$552,350
(Loss) income from continuing operations before income taxes(1)(2)	(146,649)	4,509	(20,121)	(162,261)

Nine months ended September 28, 2008:
Net revenues	$753,751	$158,524	$—	$912,275
Income (loss) from continuing operations before income taxes(1)(2)	11,871	(9,059)	447	3,259

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments for the three and nine months ended October 4, 2009 and September 28, 2008 are charges that include restructuring and other, net, in-process research and development and inventory charges.

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Cost of revenues—inventory charges	$5,219	$20,190	$16,953	$22,229
Cost of revenues—inventory step-up	5,700	—	10,863	4,346
Restructuring and other, net	4,738	23,772	29,409	42,805
In-process research and development	—	—	—	1,100

Total	$15,657	$43,962	$57,225	$70,480

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Cost of revenues—inventory charges	$757	$1,525	$6,728	$2,740
Restructuring and other, net	377	4,266	3,840	9,011

Total	$1,134	$5,791	$10,568	$11,751

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands)
Restructuring and other, net	$74	$551	$3,175	$1,284

Total	$74	$551	$3,175	$1,284

O. Subsequent Events

Teradyne management evaluated the activity of Teradyne through November 12, 2009 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Critical Accounting Policies and Estimates

We have identified the policies that are critical to understanding our business and our results of operations. Management believes that there have been no significant changes during the nine months ended October 4, 2009 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
Percentage of total net revenues:
Products	78%	77%	70%	78%
Services	22	23	30	22

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	48	44	50	41
Cost of services	11	13	16	13

Total cost of revenues	59	57	66	54

Gross profit	41	43	34	46
Operating expenses:
Engineering and development	15	18	22	18
Selling and administrative	18	20	27	21
Acquired intangible asset amortization	3	2	4	1
In-process research and development	—	—	—	—
Restructuring and other, net	2	9	7	6

Operating expenses	38	49	60	46

Income (loss) from operations	3	(6)	(26)	—
Interest income	1	1	1	1
Interest expense & other	(2)	(2)	(4)	(1)

Income (loss) from continuing operations before income taxes	2	(7)	(29)	—
Income tax (benefit) provision	(1)	1	(2)	1

Income (loss) from continuing operations	3	(8)	(27)	(1)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss)	3%	(8)%	(27)%	(1)%

(Benefit) provision for income taxes as a percentage of income (loss) from continuing operations before income taxes	(29)%	15%	(7)%	407%

Third Quarter 2009 Compared to Third Quarter 2008

Revenue

For the three months ended October 4, 2009, our book to bill ratio (net bookings divided by net sales) was 1.1 for the total Company, 1.3 for our Semiconductor Test segment and 0.6 for our Systems Test Group segment.

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Semiconductor Test	$173.1	$242.5	$(69.4)
Systems Test Group	89.1	54.8	34.3

	$262.2	$297.3	$(35.1)

Semiconductor Test revenue decreased $69.4 million or 28.6% from the third quarter of 2008 to 2009, due to lower sales across all products primarily in Taiwan, United States, Singapore and Japan. The decrease was due to excess test capacity at our customers as a result of the global economic downturn. The Eagle Test acquisition which was completed in November of 2008 added $17.3 million of revenue.

The increase in Systems Test Group revenue of $34.3 million or 62.6% from the third quarter of 2008 to 2009 was primarily due to sales of Hard Disk Drive systems, partially offset by a decrease in Commercial Board Test and Diagnostic Solutions sales, while Mil/Aero product and service sales remained flat.

Our sales by region as a percentage of total net sales were as follows:

	For the Three Months Ended
	October 4, 2009	September 28, 2008
United States	19%	23%
Taiwan	15	19
Malaysia	15	4
Singapore	12	14
Thailand	11	3
South Asia	9	11
Europe	7	9
Japan	6	9
Korea	5	6
Rest of the World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	October 4, 2009	September 28, 2008
	(in millions)
Gross Profit	$106.8	$127.9	$(21.1)
Percent of Total Revenue	40.7%	43.0%	(2.3)

Gross profit as a percentage of revenue decreased from the third quarter of 2008 to 2009 by 2.3 percentage points. This decrease in gross margin is the result of a decrease of 6.3 points related to product mix, which included the growth of Hard Disk Drive test system revenues, a decrease of 2.3 points from lower product sales volume and a decrease of 2.2 points for a charge to adjust Eagle Test inventory to fair value. These decreases were partially offset by an increase of 5.8 points related to lower inventory charges in Semiconductor Test and an increase of 2.8 points primarily from lower spending due to workforce reductions.

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

The provisions for excess and obsolete inventory were $6.0 million and $21.7 million, respectively, for the three months ended October 4, 2009 and September 28, 2008. During the three months ended October 4, 2009 and September 28, 2008, we scrapped $27.0 million and $2.6 million of inventory, respectively and sold $0.6 million and $0.2 million, respectively, of previously written-down or written-off inventory. As of October 4, 2009, we had inventory related reserves for amounts which had been written-down or written-off totaling $124.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Engineering and Development	$38.3	$53.0	$(14.7)
Percent of Total Revenue	14.6%	17.8%

The decrease of $14.7 million from the third quarter of 2008 to 2009 was due primarily to a $17.3 million decrease due to workforce reduction and lower project spending and a $1.8 million decrease due to temporary salary reductions. This decrease was offset by additional costs of $2.6 million related to the acquisition of Eagle Test and higher variable compensation cost of $1.8 million.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Selling and Administrative	$46.3	$58.6	$(12.3)
Percent of Total Revenue	17.7%	19.7%

The decrease of $12.3 million from the third quarter of 2008 to 2009 was due primarily to a $17.8 million decrease from workforce reductions and other cost reduction initiatives and $2.9 million was due to temporary salary reductions. This decrease was offset by additional costs of $5.8 million related to the acquisition of Eagle Test and higher variable compensation cost of $2.6 million.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the three months ended October 4, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the first quarter of 2010. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $3.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $5.5 million as of October 4, 2009.

2009 Activities

	Severance and Benefits	Facility Related	Other	Total
	(in thousands)
Balance at July 5, 2009	$13,455	$—	$—	$13,455
Charges/(Credits)	1,298	4,419	(467)	5,250
Cash payments	(8,552)	(7)	—	(8,559)
Other	—	100	467	567

Balance at October 4, 2009	$6,201	$4,512	$—	$10,713

During the three months ended October 4, 2009, we recorded the following restructuring activities:

•	$4.4 million of charges across both segments related to the early exit of leased facilities in North Reading, Massachusetts and Novi, Michigan;

•	$1.3 million of severance charges related to headcount reductions across both segments; and

•	$(0.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at July 5, 2009	$172	$543	$715
Credits	(61)	—	(61)
Cash payments	(62)	(5)	(67)

Balance at October 4, 2009	$49	$538	$587

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at July 5, 2009	$19	$7,572	$7,591
Cash payments	(3)	(613)	(616)

Balance at October 4, 2009	$16	$6,959	$6,975

Interest Income

Interest income decreased by $1.7 million from the third quarter of 2008 to 2009, due primarily to lower cash balances as a result of our acquisition of Eagle Test and lower interest rates.

Interest Expense and Other

Interest expense and other decreased by $1.3 million from the third quarter of 2008 to 2009 due primarily to a $9.0 million decrease in losses on marketable securities and $4.6 million of interest expense related to our convertible senior notes. In the quarter ended September 28, 2008, interest expense and other also included a $2.8 million gain on sale of equity investment, a $1.4 million gain on life insurance and a $1.2 million charge for acquisition financing fees.

Income Taxes

For the three months ended October 4, 2009, we recorded a tax benefit of $1.5 million primarily due to tax refunds recorded for U.S. loss carrybacks. In the three months ended October 4, 2009, we recorded a $1.3 million adjustment to increase our income tax benefit related to refunds as a result of taxable losses incurred at Nextest and Eagle Test in fiscal year 2008. The adjustment was recorded in the third quarter of fiscal year 2009 due to an error in determining Nextest and Eagle Test’s taxable earnings during the fourth quarter of fiscal year 2008. Management has assessed the impact of this adjustment and does not believe the amount is material to the prior year financial statements and the impact of correcting the error in the third quarter of fiscal year 2009 is not material to the estimated full fiscal year 2009 financial statements. For the three months ended September 28, 2008, we recorded tax expense of $3.1 million which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 4, 2009 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Nine Months of 2009 Compared to Nine Months of 2008

Revenue

Net revenues for our two reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Semiconductor Test	$354.5	$753.8	$(399.3)
Systems Test Group	197.9	158.5	39.4

	$552.4	$912.3	$(359.9)

Semiconductor Test revenue decreased $399.3 million or 53% from the first nine months of 2008 to 2009, due to lower sales across all products primarily in Taiwan, Korea and Japan. The decrease was due to excess test capacity at our customers as a result of the global economic downturn. The Eagle Test acquisition which was completed in November of 2008 added $34.2 million of revenue.

The increase in Systems Test Group revenue of $39.4 million or 25% from the first nine months of 2008 to 2009 was primarily due to sales of Hard Disk Drive systems, partially offset by a decrease in Commercial Board Test and Diagnostic Solutions sales.

Our sales by region as a percentage of total net sales were as follows:

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
United States	26%	21%
Taiwan	13	20
Thailand	11	2
Singapore	10	11
Europe	10	9
Malaysia	9	6
South Asia	8	11
Japan	7	10
Korea	4	7
Rest of the World	2	3

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	October 4, 2009	September 28, 2008
	(in millions)
Gross Profit	$187.2	$420.3	$(233.1)
Percent of Total Revenue	33.9%	46.1%	(12.2)

Gross profit as a percentage of revenue decreased from the first nine months of 2008 to 2009 by 12.2 percentage points. This decrease in gross profit is the result of a decrease of 8.9 points from lower product sales volume, a decrease of 6.1 points related to product mix, which included the growth of Hard Disk Drive test system revenues, and a decrease of 1.5 points for a charge to adjust Eagle Test inventory to fair value. These decreases were partially offset by an increase of 4.4 points primarily from lower operations spending due to restructuring and lower freight and warranty charges, which were the result of lower product sales.

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

The provisions for excess and obsolete inventory were $23.7 million and $25.0 million, respectively for the nine months ended October 4, 2009 and September 28, 2008. During the nine months ended October 4, 2009 and September 28, 2008, we scrapped $29.0 million and $12.7 million of inventory, respectively and sold $0.6 million and $1.5 million, respectively, of previously written-down or written-off inventory. As of October 4, 2009, we had inventory related reserves for amounts which had been written-down or written-off totaling $124.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Engineering and Development	$123.9	$164.3	$(40.4)
Percent of Total Revenue	22.4%	18.0%

The decrease of $40.4 million from the first nine months of 2008 to 2009 is due primarily to a $42.6 million decrease in spending due to workforce reductions, lower project spending and $6.2 million due to temporary salary reductions. This decrease was partially offset by additional costs of $8.4 million related to the acquisition of Eagle Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 4, 2009	September 28, 2008
	(in millions)
Selling and Administrative	$148.9	$189.3	$(40.4)
Percent of Total Revenue	27.0%	20.8%

The decrease of $40.4 million from the first nine months of 2008 to 2009 is due primarily to a $47.6 million decrease from workforce reductions and on-going cost reduction initiatives, $9.9 million due to temporary salary reductions, partially offset by additional costs of $17.1 million related to the acquisition of Eagle Test.

Restructuring and Other, Net

The tables below represent activity related to restructuring and other, net, in the nine months ended October 4, 2009. The accrual for severance payments and employees’ benefits is reflected in accrued employees’ compensation and withholdings and is expected to be paid by the end of the first quarter of 2010. The accrual for lease payments on vacated facilities is reflected in other accrued liabilities and other long-term accrued liabilities and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $3.4 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $5.5 million as of October 4, 2009.

2009 Activities

	Severance and Benefits	Long-Lived Asset Impairment	Other	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$—	$—	$—	$—	$—
Charges/(Credits)	32,982	1,068	(1,954)	4,419	36,515
Cash payments	(26,781)	—	—	(7)	(26,788)
Other	—	(1,068)	1,954	100	986

Balance at October 4, 2009	$6,201	$—	$—	$4,512	$10,713

During the nine months ended October 4, 2009, we recorded the following restructuring activities:

•	$33.0 million of severance charges related to headcount reductions of approximately 800 people across both segments;

•	$4.4 million of charges across both segments related to the early exit of leased facilities in North Reading, Massachusetts and Novi, Michigan;

•

$1.1 million of long lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, MA; and

•	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items.

2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$5,342	$831	$6,173
Credits	(91)	—	(91)
Cash payments	(5,202)	(293)	(5,495)

Balance at October 4, 2009	$49	$538	$587

Pre-2008 Activities

	Severance and Benefits	Facility Related	Total
	(in thousands)
Balance at December 31, 2008	$81	$8,472	$8,553
Cash payments	(65)	(1,513)	(1,578)

Balance at October 4, 2009	$16	$6,959	$6,975

Interest Income

Interest income decreased by $7.4 million in the first nine months of 2008 to 2009, due primarily to lower cash balances as a result of our acquisitions of Nextest and Eagle Test and lower interest rates.

Interest Expense and Other

Interest expense and other increased by $12.6 million in the first nine months of 2008 to 2009, due primarily to the following: $9.2 million of interest expense related to our convertible senior notes, $2.5 million related to the write off of the remaining revolving credit facility debt issue costs due to the termination of our revolving credit facility agreement, $2.1 million of interest expense related to the revolving credit facility and $1.2 million of foreign exchange losses, partially offset by a decrease of $6.6 million in losses on marketable securities.

Income Taxes

The tax benefit of $11.5 million for the first nine months of 2009 is primarily due to benefiting operating losses in foreign jurisdictions and tax expense of $13.3 million for the first nine months of 2008 primarily consists of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 4, 2009 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient evidence exists, including sustained profitability, that realization is more likely than not.

Contractual Obligations

The following table reflects our contractual obligations as of October 4, 2009:

Payments Due by Period	Purchase Obligations	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
2009	$68,000	$4,904	$—	$—	$1,813	$74,717
2010	—	18,091	2,236	8,682	—	29,009
2011	—	15,729	2,236	8,651	—	26,616
2012	—	11,847	2,236	8,620	—	22,703
2013	—	6,281	2,236	8,589	—	17,106
Beyond 2013	—	9,264	191,118	4,781	—	205,163

Total	$68,000	$66,116	$200,062	$39,323	$1,813	$375,314

(1)	Non-cancelable lease payments have not been reduced by sublease income of $5.5 million due in the future under non-cancelable sublease agreements.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $93.2 million in the first nine months of 2009, to $467.5 million. Cash and cash equivalents activity for the first nine months of 2009 and 2008 were as follows:

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
	(in millions)
Cash provided by operating activities:
Net (loss) income adjusted for non-cash items	$(19.1)	$135.5
Changes in operating assets and liabilities, net of businesses acquired	75.2	(14.9)
Cash provided by discontinued operations	—	0.8

Total cash provided by operating activities	56.1	121.4

Total cash used for investing activities	(37.6)	(314.6)

Total cash provided by (used for) financing activities	64.6	(74.9)

Effects on exchange rate changes on cash and cash equivalents	$0.9	$(1.7)

Increase (decrease) in cash and cash equivalents	$84.0	$(269.8)

In the nine months ended October 4, 2009, changes in operating assets and liabilities, net of businesses acquired, provided cash of $75.2 million. This was due to a decrease in operating assets of $11.2 million and an increase in operating liabilities of $64.0 million. The decrease in operating assets consisted mainly of a decrease in inventory of $45.9 million partially offset by an increase of $30.0 million in accounts receivable due to higher sales volume. The increase in operating liabilities consisted of an increase in advanced customer payments, accounts payable, deferred revenue and other accrued expenses of $69.7 million partially offset by retirement plan contributions of $5.7 million.

Investing activities in the nine months ended October 4, 2009 used cash of $37.6 million due to investments in property, plant and equipment of $26.6 million, payment of transaction fees related to the Eagle Test acquisition of $3.7 million and purchases of marketable securities of $31.5 million, partially offset by sales of marketable securities that provided cash of $23.1 million and proceeds from life insurance policies that provided cash of $1.1 million.

During the nine months ended October 4, 2009, financing activities provided cash of $64.6 million due to approximately $163 million of net proceeds from the issuance of the senior convertible notes, $10 million of long-term debt proceeds from a loan in Japan and $15.3 million from the issuance of common stock under stock option and stock purchase plans. These increases were partially offset by $122.5 million of cash used for the repayment of our revolving credit facility and $1.1 million of cash used for principal payment on long-term debt.

In the nine months ended September 28, 2008, changes in operating assets and liabilities, net of businesses sold, used cash of $14.9 million, due primarily to an increase in other assets of $18.5 million, an increase in inventories of $4.6 million, retirement plan contributions of $5.3 million, and a decrease in income taxes payable of $4.7 million. These decreases in cash were offset by a decrease in accounts receivable of $23.1 million due to a decrease in days sales outstanding from 66 days as of December 31, 2007 to 60 days as of September 28, 2008 as a result of improved collections.

In the nine months ended September 28, 2008, investing activities used cash of $314.6 million, primarily due to $285.3 million of cash used for the acquisition of Nextest, net of cash acquired.

During the nine months ended September 28, 2008, we repurchased 7.5 million shares of common stock for $91.2 million at an average price of $12.20.

We believe our cash, cash equivalents and marketable securities balance of $467.5 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

As discussed in “Note O: Stock Based Compensation” in our 2008 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

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

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 715-20, “Compensation—Retirement Benefits—Defined Benefit Plans”, (“ASC 715-20”). This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets; and significant concentrations of risk within plan assets. ASC 715-20 is effective for Teradyne’s December 31, 2009 annual financial statements. As ASC 715-20 only requires enhanced disclosures, we determined that the adoption will not have an impact on our financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating this new ASU.

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

On July 11, 2008, Xyratex Technology, Ltd (“Xyratex”) filed a complaint against us in the United States District Court in Los Angeles, California alleging that certain of our disk drive test products infringe one of Xyratex’s patents. The suit seeks temporary, preliminary and permanent injunctive relief as well as unspecified monetary damages, including treble damages, for patent infringement. On December 17, 2008, we filed an answer and counterclaims, denying that our disk drive test products infringe the asserted Xyratex’s patent and asking the court to declare such patent invalid. Discovery has been completed. The parties have filed summary judgment motions which the court has taken under advisement. The trial is scheduled to begin in November 2009. We have filed separate complaints in the United States District Court in Los Angeles alleging that Xyratex’s disk drive test products infringe two of our patents and that Xyratex has engaged in anti-competitive conduct in violation of the federal antitrust laws. We intend to vigorously defend against the Xyratex claim.

On September 5, 2001, after our August 2000 acquisition of Herco Technology Corp. and Perception Laminates, Inc., the former owners of those companies filed a complaint against us and two of our then executive officers in the United States District Court in San Diego, California, asserting securities fraud and breach of contract related to the acquisition. The District Court dismissed certain of the plaintiffs’ claims, granted partial summary judgment against them with respect to their breach of contract claim and denied their motion for reconsideration. In July 2007, after an appeal by the plaintiffs, the U.S. Court of Appeals for the Ninth Circuit affirmed in part and reversed in part the District Court rulings. We petitioned the Ninth Circuit for rehearing, which was denied, and the case was remanded back to the District Court. On August 29, 2008, the District Court granted us motion for judgment on the pleadings. On September 11, 2008, the plaintiffs filed their notice of appeal. In August 2009, the parties agreed to settle the litigation. The settlement had no impact on our financial condition or results of operations.

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

In November 2008, we received a general notice letter from the California Department of Toxic Substances Control (“DTSC”) that informed it of potential liability with respect to contamination at the BKK Corporation Landfill Facility Site in West Covina, California. Similar to the PRP claim discussed above, this claim arose out of our acquisition of Perception Laminates in August 2000. Neither we nor Perception Laminates have ever conducted any operations at the West Covina site. We have asked the DTSC and the group of settling defendants to remove it as a PRP for this site.

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

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. The cumulative repurchases total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board temporarily suspended the implementation of the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended October 4, 2009 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 6, 2009 – August 2, 2009	—	$—	—	$297,375
August 3, 2009 – August 30, 2009	—	$—	—	$297,375
August 31, 2009 – October 4, 2009	—	$—	—	$297,375

Item 6:	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher
Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

November 12, 2009