Form 10-Q
period 2010-04-04
TERADYNE, INC
filed 2010-05-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 10, 2010 was 180,240,078 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 4, 2010	December 31, 2009
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$342,012	$416,737
Marketable securities	118,461	46,933
Accounts receivable, net of allowance for doubtful accounts of $3,763 and $3,770 at April 4, 2010 and December 31, 2009, respectively	178,740	125,236
Inventories:
Parts	17,150	43,691
Assemblies in process	55,452	37,161
Finished goods	11,593	9,984

	84,195	90,836
Deferred tax assets	19,232	18,944
Prepayments and other current assets	43,893	63,606

Total current assets	786,533	762,292
Property, plant, and equipment, at cost	778,401	782,407
Less: accumulated depreciation	538,144	536,045

Net property, plant, and equipment	240,257	246,362
Long-term marketable securities	72,188	55,130
Intangible assets, net	144,835	152,192
Other assets	17,853	19,361

Total assets	$1,261,666	$1,235,337

LIABILITIES
Current liabilities:
Accounts payable	$71,168	$66,765
Accrued employees’ compensation and withholdings	59,737	55,356
Deferred revenue and customer advances	69,050	104,439
Other accrued liabilities	54,140	54,640
Current debt	2,133	2,157

Total current liabilities	256,228	283,357
Retirement plans liabilities	107,900	115,101
Deferred tax liabilities	8,041	8,041
Long-term other accrued liabilities	21,485	23,159
Long-term debt	142,443	141,100

Total liabilities	536,097	570,758

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 177,282 shares and 174,908 shares issued and outstanding at April 4, 2010 and December 31, 2009, respectively	22,160	21,864
Additional paid-in capital	1,210,631	1,202,426
Accumulated other comprehensive loss	(135,717)	(138,105)
Accumulated deficit	(371,505)	(421,606)

Total shareholders’ equity	725,569	664,579

Total liabilities and shareholders’ equity	$1,261,666	$1,235,337

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands, except per share amounts)
Net revenues:
Products	$268,204	$64,735
Services	61,419	55,873

Total net revenues	329,623	120,608
Cost of revenues:
Cost of products	123,696	56,160
Cost of services	32,383	31,088

Total cost of revenues	156,079	87,248

Gross profit	173,544	33,360
Operating expenses:
Engineering and development	49,052	47,198
Selling and administrative	55,871	55,373
Acquired intangible asset amortization	7,356	8,239
Restructuring and other, net	1,264	15,965

Total operating expenses	113,543	126,775

Income (loss) from operations	60,001	(93,415)
Interest income	842	777
Interest expense and other	(5,913)	(5,830)

Income (loss) before income taxes	54,930	(98,468)
Income tax provision (benefit)	4,830	(7,800)

Net income (loss)	$50,100	$(90,668)

Net income (loss) per common share:
Basic	$0.28	$(0.53)

Diluted	$0.24	$(0.53)

Weighted average common share—basic	176,867	172,130

Weighted average common share—diluted	226,277	172,130

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$50,100	$(90,668)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	13,425	15,395
Amortization	11,975	10,098
Stock-based compensation	8,202	6,077
Provision for excess and obsolete inventory	1,364	8,597
Loss on sale and impairment of marketable securities	323	2,563
Non-cash charge for the sale of inventories revalued at the date of acquisition	—	1,238
Other	624	(3,619)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(53,504)	42,412
Inventories	15,522	(4,140)
Other assets	20,064	(7,621)
Accounts payable, deferred revenue and accrued expenses	(34,749)	(44,311)
Retirement plan contributions	(6,659)	(1,604)

Net cash provided by (used for) operating activities	26,687	(65,583)

Cash flows from investing activities:
Purchases of property, plant and equipment	(17,587)	(6,087)
Purchases of available-for-sale marketable securities	(95,399)	—
Proceeds from sales of available-for-sale marketable securities	7,069	9,045
Proceeds from sales of trading marketable securities	150	—
Proceeds from life insurance	—	1,076

Net cash (used for) provided by investing activities	(105,767)	4,034

Cash flows from financing activities:
Proceeds from long-term debt	—	10,070
Issuance of common stock under employee stock option and stock purchase plans	6,079	7,453
Payments of long-term debt	(1,123)	—

Net cash provided by financing activities	4,956	17,523

Effect of exchange rate changes on cash and cash equivalents	(601)	378

Decrease in cash and cash equivalents	(74,725)	(43,648)
Cash and cash equivalents at beginning of period	416,737	322,705

Cash and cash equivalents at end of period	$342,012	$279,057

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. The Company

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automatic test equipment. Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems; and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, hard disk drive test (“HDD”) systems, circuit-board test and inspection (“Commercial Board Test”) systems, and automotive diagnostic and test (“Diagnostic Solutions”) systems (collectively these products represent “Systems Test Group”).

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on March 1, 2010 for the year ended December 31, 2009.

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, FASB also amended the accounting standards for arrangements with multiple deliverables. Teradyne elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis. Adoption had no material impact on Teradyne’s financial position or results of operations in the three months ended April 4, 2010.

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

Teradyne’s equipment has non-software and software components that function together to deliver the equipment’s essential functionality. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit.

For multiple element arrangements, Teradyne allocates revenue to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis and the delivery or performance of the undelivered item must be considered probable and substantially in the control of Teradyne.

Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. Teradyne defers revenue for the selling price of installation and training.

C. Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. Teradyne is currently evaluating this final consensus.

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the quarters ended April 4, 2010 and April 5, 2009. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value and be classified in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

Level 2: Inputs other than Level 1, that are observable either directly or indirectly as of the reporting date. For example, a common approach for valuing fixed income securities is the use of matrix pricing. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices.

Level 3: Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include Teradyne’s own data.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the right to sell the auction rate securities, held by Teradyne, back to UBS (“UBS Put”), Teradyne elected fair value treatment under ASC 825-10, “Financial Instruments.” The UBS Put is the only instrument of this nature or type that Teradyne holds and for which Teradyne has elected the fair value option under ASC 825-10.

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-6, “Improving Disclosures about Fair Value Measurement”, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. Teradyne adopted the interim disclosure requirements under this ASU during the quarter ended April 4, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

During three months ended April 4, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 4, 2010 and December 31, 2009.

	April 4, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$255,577	$—	$—	$255,577
U.S. government agency securities	—	45,870	—	45,870
U.S. Treasury securities	40,570	—	—	40,570
Corporate debt securities	—	41,517	—	41,517
Commercial paper	—	20,791	—	20,791
Certificates of deposit and time deposits	3,308	13,631	—	16,939
Equity and debt mutual funds	7,604	—	—	7,604
Municipal bonds	—	4,031	—	4,031
Non-U.S. government securities	275	—	—	275

Total	307,334	125,840	—	433,174
Trading securities:
Auction rate securities	—	—	23,697	23,697
UBS Put	—	—	2,687	2,687
Derivatives	—	84	—	84

Total	$307,334	$125,924	$26,384	$459,642

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$255,577	$10,645	$—	$266,222
Short-term marketable securities	31,792	86,669	—	118,461
Long-term marketable securities	19,965	28,526	23,697	72,188
Prepayments and other current assets	—	84	—	84
Other assets	—	—	2,687	2,687

	$307,334	$125,924	$26,384	$459,642

	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$284,236	$—	$—	$284,236
Corporate debt securities	—	21,224	—	21,224
U.S. government agency securities	—	16,418	—	16,418
Certificates of deposit and time deposits	4,136	11,719	—	15,855
U.S. Treasury securities	12,010	—	—	12,010
Commercial paper	—	8,245	—	8,245
Equity and debt mutual funds	7,499	—	—	7,499
Municipal bonds	—	528	—	528
Non-U.S. government securities	287	—	—	287

Total	308,168	58,134	—	366,302
Trading securities:
Auction rate securities	—	—	23,649	23,649
UBS Put	—	—	2,830	2,830

Total	$308,168	$58,134	$26,479	$392,781

Liabilities
Derivatives	$—	$143	$—	$143

Total	$—	$143	$—	$143

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash equivalents	$284,236	$3,652	$—	$287,888
Short-term marketable securities	12,138	34,795	—	46,933
Long-term marketable securities	11,794	19,687	23,649	55,130
Other assets	—		2,830	2,830

	$308,168	$58,134	$26,479	$392,781

Liabilities
Other accrued liabilities	$—	$143	$—	$143

Changes in the fair value of Level 3 financial assets for the quarters ended April 4, 2010 and April 5, 2009 were as follows:

	Level 3 Financial Assets
	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at December 31, 2009	$23,649	$2,830
Sale of auction rate securities	(150)	—
Change in unrealized gain included in interest income	198	—
Change in unrealized loss included in interest expense and other	—	(143)

Balance at April 4, 2010	$23,697	$2,687

	Level 3 Financial Assets
	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at December 31, 2008	$25,968	$3,330
Change in unrealized loss included in interest expense and other	(447)	(53)

Balance at April 5, 2009	$25,521	$3,277

During the quarters ended April 4, 2010 and April 5, 2009, Teradyne recorded a gain of $0.2 million and a loss of $0.4 million, respectively, for the change in the auction rate securities fair value, and $0.3 million and $1.9 million, respectively, for realized losses from sales of marketable securities. Other-than-temporary impairment losses, decreases in auction rate securities fair value and realized losses from sale of marketable securities are included in interest expense and other.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of financial instruments at April 4, 2010 and December 31, 2009 are as follows:

	April 4, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$266,222	$266,222	$287,888	$287,888
Marketable securities	190,649	190,649	102,063	102,063
UBS Put	2,687	2,687	2,830	2,830
Convertible debt(1)	136,047	415,863	133,554	392,113
Japan loan	8,529	8,529	9,703	9,703

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	April 4, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$255,577	$—	$—	$255,577	$—
U.S. government agency securities	45,885	9	(24)	45,870	31,551
U.S. Treasury securities	40,558	21	(9)	40,570	26,027
Corporate debt securities	41,486	63	(32)	41,517	21,735
Commercial paper	20,790	1	—	20,791	—
Certificates of deposit and time deposits	16,939	—	—	16,939	—
Equity and debt mutual funds	6,891	800	(87)	7,604	1,009
Municipal bonds	4,031	—	—	4,031	—
Non-U.S. government securities	257	18	—	275	—

	$432,414	$912	$(152)	$433,174	$80,322

Reported as follows :

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
Cash equivalents	$266,222	$—	$—	$266,222	$—
Short-term marketable securities	118,481	16	(36)	118,461	59,633
Long-term marketable securities	47,711	896	(116)	48,491	20,689

	$432,414	$912	$(152)	$433,174	$80,322

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2009
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$284,236	$—	$—	$284,236	$—
Corporate debt securities	21,243	11	(30)	21,224	11,091
U.S. government agency securities	16,418	5	(5)	16,418	6,155
Certificates of deposit and time deposits	15,854	1	—	15,855	—
U.S. Treasury securities	12,014	—	(4)	12,010	10,508
Commercial paper	8,246	—	(1)	8,245	2,397
Equity and debt mutual funds	7,430	622	(553)	7,499	4,139
Municipal bonds	532	—	(4)	528	528
Non-U.S. government securities	269	18	—	287	—

	$366,242	$657	$(597)	$366,302	$34,818

Reported as follows :

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
Cash equivalents	$287,888	$—	$—	$287,888	$—
Short-term marketable securities	46,928	7	(2)	46,933	16,425
Long-term marketable securities	31,426	650	(595)	31,481	18,393

	$366,242	$657	$(597)	$366,302	$34,818

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

As of April 4, 2010 and December 31, 2009, the fair market value of investments with unrealized losses totaled $80.3 million and $34.8 million, respectively. Teradyne determined that the unrealized losses in the amount of $0.2 million and $0.6 million, respectively, related to these investments are temporary.

Derivatives

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets. Teradyne does not use derivative financial instruments for trading or speculative purposes.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To minimize the effect of exchange rate fluctuations associated with the remeasurement of net monetary assets denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings, and is used to offset the change in fair value of the net monetary assets denominated in foreign currencies.

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $53.3 million and $56.9 million at April 4, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of April 4, 2010 and December 31, 2009.

	Derivatives
	Balance Sheet Location	April 4, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$84
Foreign exchange contracts	Other accrued liabilities		$143

Total derivatives		$84	$143

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three months ended April 4, 2010 and April 5, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of (Losses) Gains Recognized in Statement of Operations	For the Three Months Ended
		April 4, 2010	April 5, 2009
	(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other, net	$(725)	$(1,960)

Total derivatives		$(725)	$(1,960)

See Debt footnote E regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K. K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At April 4, 2010, approximately $2.1 million of the outstanding loan principal is included in current debt and approximately $6.4 million is classified as long–term debt.

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

During the three months ended April 4, 2010, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of May 14, 2010, no holders have exercised their option to convert their Notes.

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

The convertible notes hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of Teradyne’s common stock, representing a 75% conversion premium based upon the closing price of Teradyne’s common stock on March 31, 2009.

The notes are classified as long-term debt in the balance sheet at April 4, 2010 and December 31, 2009. The below tables represent the components of Teradyne’s convertible senior notes:

	April 4, 2010	December 31, 2009
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	53,953	56,446

Net carrying amount of the convertible debt	$136,047	$133,554

For the Three Months Ended
April 4, 2010
(in thousands)
Contractual interest expense on the coupon	$2,233
Amortization of the discount component and debt issue fees recognized as interest expense	2,697

Total interest expense on the convertible debt	$4,930

As of April 4, 2010, the unamortized discount was $54.0 million, which will be amortized over approximately 4.0 years, and the carrying amount of the equity component was $63.4 million. As of April 4, 2010, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $390.1 million.

Revolving Credit Facility

On April 7, 2009, Teradyne terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the Notes offering to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of:

	April 4, 2010	December 31, 2009
	(in thousands)
Customer advances	$38,605	$72,569
Maintenance and training	24,785	22,616
Undelivered elements	3,917	5,551
Acceptance	198	530
Other	1,545	3,173

Total deferred revenue and customer advances	$69,050	$104,439

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Balance at beginning of period	$7,086	$8,372
Accruals for warranties issued during the period	3,698	1,364
Accruals related to pre-existing warranties	578	(752)
Settlements made during the period	(2,511)	(2,971)

Balance at end of period	$8,851	$6,013

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in long-term other accrued liabilities.

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Balance at beginning of period	$4,055	$6,369
Deferral of new extended warranty revenue	1,634	277
Recognition of extended warranty deferred revenue	(1,219)	(1,329)

Balance at end of period	$4,470	$5,317

H. Stock-Based Compensation

During the three months ended April 4, 2010, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officers. The total number of restricted stock units granted was 2.6 million at the weighted average grant date fair value of $9.34. Service-based restricted stock units granted to employees and executive officers vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.3 million at the weighted average grant date fair value of $4.10. These stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the three months ended April 5, 2009, Teradyne granted service-based restricted stock units to employees, and service-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 3.9 million at the weighted average grant date fair value of $4.81. The total number of stock options granted was 1.0 million at the weighted average grant date fair value of $1.91. Restricted stock units and stock options vest in equal installments over four years. These stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Expected life (years)	4.75	4.75
Interest rate	2.4%	1.6%
Volatility-historical	48.8%	44.6%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

I. Other Comprehensive Income (Loss)

Other comprehensive income (loss) is calculated as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Net income (loss)	$50,100	$(90,668)
Foreign currency translation adjustments	(573)	379
Change in unrealized gain on marketable securities, net of applicable tax of $0	697	1,695
Amortization of retirement plans net loss (gain), net of applicable tax of $230 and $219	2,141	(7,863)
Amortization of retirement plans prior service cost, net of applicable tax of $0	123	458

Other comprehensive income (loss)	$52,488	$(95,999)

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	April 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$52,255	$68,800	6.1 years
Customer relationships and service and software maintenance contracts	91,271	24,827	66,444	8.6 years
Tradenames and trademarks	14,840	5,248	9,592	11.5 years

Total intangible assets	$227,166	$82,330	$144,836	7.6 years

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$47,746	$73,309	6.1 years
Customer relationships and service and software maintenance contracts	91,271	22,187	69,084	8.6 years
Trade names and trademarks	14,840	5,041	9,799	11.5 years

Total intangible assets	$227,166	$74,974	$152,192	7.6 years

Aggregate intangible asset amortization expense was $7.4 million and $8.2 million for the three months ended April 4, 2010 and April 5, 2009, respectively. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2010 (remainder)	$21,896
2011	27,821
2012	25,732
2013	24,683
2014	21,598

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

K. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands, except per share amounts)
Net income (loss) for basic net income (loss) per share	$50,100	$(90,668)
Income impact of assumed conversion of convertible notes	4,387	—

Net income (loss) for diluted net income (loss) per share	$54,487	$(90,668)
Shares used in net income (loss) per common share-basic	176,867	172,130
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible note	34,703	—
Warrants	9,123	—
Restricted stock units	2,869	—
Stock options	2,699	—
Stock purchase rights	16	—

Dilutive potential common shares	49,410	—

Shares used in net income (loss) per common share-diluted	226,277	172,130

Net income (loss) per common share-basic	$0.28	$(0.53)

Net income (loss) per common share-diluted	$0.24	$(0.53)

The computation of diluted net income per common share for the three months ended April 4, 2010 excludes the effect of the potential exercise of options to purchase approximately 7.0 million shares and restricted stock units of 0.3 million shares because the effect would have been anti-dilutive.

The computation of diluted net loss per common share for the three months ended April 5, 2009 excludes all outstanding stock options, restricted stock units and warrants because Teradyne had a net loss and inclusion would be anti-dilutive.

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Debt footnote E regarding convertible note hedge transaction.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of the second quarter of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $3.7 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $5.1 million as of April 4, 2010.

	Severance and Benefits	Facility Exit Costs	Total
Pre-2009 Activities:
Balance at December 31, 2008	$82	$9,303	$9,385
Change in estimate	—	(417)	(417)
Cash payments	(82)	(2,645)	(2,727)

Balance at December 31, 2009	—	6,241	6,241
Cash payments	—	(468)	(468)

Balance at April 4, 2010	$—	$5,773	$5,773

Q1 2009 Activity:
Provision	$17,630	$—	$17,630
Cash payments	(17,630)	—	(17,630)

Balance at December 31, 2009	$—	$—	$—

Q2 2009 Activity:
Provision	$15,940	$—	$15,940
Cash payments	(13,035)	—	(13,035)

Balance at December 31, 2009	2,905	—	2,905
Change in estimate	498	—	498
Cash payments	(2,079)	—	(2,079)

Balance at April 4, 2010	$1,324	$—	$1,324

Q3 2009 Activity:
Provision	$—	$4,420	$4,420
Cash payments	—	(285)	(285)
Other	—	100	100

Balance at December 31, 2009	—	4,235	4,235
Cash payments	—	(272)	(272)

Balance at April 4, 2010	$—	$3,963	$3,963

Q1 2010 Activity:
Provision	$766	$—	$766
Cash payments	(573)	—	(573)

Balance at April 4, 2010	$193	$—	$193

Balance at April 4, 2010	$1,517	$9,736	$11,253

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended April 4, 2010, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Activity:

•

$0.8 million of severance charges related to headcount reductions of approximately 14 people, of which $0.4 million and 4 people were in Semiconductor Test and $0.4 million and 10 people were in Systems Test Group.

Q2 2009 Activity:

•	$0.5 million related to a change in the estimated severance benefits related to Q2 2009 headcount reduction activities across both segments.

During the three months ended April 5, 2009, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q1 2009 Activity:

•

$16.7 million of severance charges related to headcount reductions of approximately 518 people, of which $14.0 million and 456 people were in Semiconductor Test, $1.9 million and 37 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Other

During the three months ended April 5, 2009, Teradyne recorded a credit of $0.7 million related to finalization of certain Eagle Test purchase accounting items.

M. Retirement Plans

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code, as well as unfunded foreign plans.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three months ended April 4, 2010 and April 5, 2009 are as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Service cost	$1,077	$1,118
Interest cost	4,585	4,488
Expected return on plan assets	(4,868)	(4,870)
Amortization of unrecognized:
Prior service cost	182	207
Net loss	1,745	1,074
Curtailment gain	—	(111)

Total net periodic pension cost	$2,721	$1,906

In the three months ended April 4, 2010, Teradyne made a $5.0 million discretionary contribution to the U.S. Qualified Pension Plan.

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

Components of net periodic post-retirement cost are as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Service cost	$20	$40
Interest cost	219	278
Amortization of unrecognized:
Prior service benefit	(59)	(58)
Net loss	54	55

Total net periodic post-retirement cost	$234	$315

N. Commitments and Contingencies

Purchase Commitments

As of April 4, 2010, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments are for less than one year and aggregate to approximately $232.9 million.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

O. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for military/aerospace instrumentation test, hard disk drive test, circuit-board test and inspection, and automotive diagnostic and test.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2009. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended April 4, 2010:
Net revenues	$289,677	$39,946	$—	$329,623
Income (loss) before income taxes(1)(2)	66,089	(5,600)	(5,559)	54,930
Three months ended April 5, 2009:
Net revenues	$78,527	$42,081	$—	$120,608
Loss before income taxes(1)(2)	(86,942)	(5,396)	(6,130)	(98,468)

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income before income taxes for each of the segments are charges for the three months ended April 4, 2010 and April 5, 2009 that include restructuring and other, net, inventory step-up amortization and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$492	$5,630
Cost of revenues—inventory step-up	—	1,238
Restructuring and other, net	1,071	13,347

Total	$1,563	$20,215

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Systems Test Group are charges for the following:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$872	$2,967
Restructuring and other, net	193	1,977

Total	$1,065	$4,944

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in thousands)
Restructuring and other, net	$—	$641

Total	$—	$641

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. Teradyne assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

Teradyne is a leading global supplier of automatic test equipment. We design, develop, manufacture, and sell automatic test systems and solutions used to test complex electronics in the consumer electronics, automotive, computing, telecommunications, and aerospace and defense industries. Our automatic test equipment products and services include:

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

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have, a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor industry. Historically, these demand fluctuations have resulted in significant variations in our results of operations. This was particularly relevant beginning in the fourth quarter of fiscal year 2008 where we saw a significant decrease in revenue in our Semiconductor Test business which was impacted by the deteriorating global economy, which negatively impacted the entire semiconductor industry. The sharp swings in the semiconductor industry in recent years have generally affected the semiconductor test equipment and services industry more significantly than the overall capital equipment sector.

In response to the business downturn, we implemented significant permanent and temporary cost reduction measures. We reduced headcount worldwide, cut capital spending, and imposed temporary salary reductions and furloughs on our workforce. Due to the continued improvement in our business, we removed the temporary salary reductions and furloughs by the end of last year. We believe the permanent cost-cutting measures we took in the last two years will be of long term value. In the last two quarters, we have experienced improvement in our business, particularly in our semiconductor test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business in anticipation of a broader recovery in our markets and to expand further our addressable markets while tightly managing our costs. As the last two quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except as stated below, management believes that there have been no significant changes during the three months ended April 4, 2010 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, FASB also amended the accounting standards for arrangements with multiple deliverables. We elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on prospective basis. Adoption had no material impact on our financial position or results of operations in the three months ended April 4, 2010.

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

Our equipment has non-software and software components that function together to deliver the equipment’s essential functionality. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require us to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received. We also defer the portion of the sales price that is not due until acceptance, which represents deferred profit.

For multiple element arrangements, we allocate revenue to all deliverables based on their relative selling prices. In such circumstances, a hierarchy is used to determine the selling price for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of selling price (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“BESP”). For a delivered item to be considered a separate unit, the delivered item must have value to the customer on a standalone basis and the delivery or performance of the undelivered item must be considered probable and substantially in our control.

Our post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customer’s ability to use the product. We defer revenue for the selling price of installation and training.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Percentage of total net revenues
Net revenue:
Products	81%	54%
Services	19	46

Total net revenues	100	100
Cost of revenues:
Cost of products	38	46
Cost of services	10	26

Total cost of revenues	47	72

Gross profit	53	28
Operating expenses:
Engineering and development	15	39
Selling and administrative	17	46
Acquired intangible asset amortization	2	7
Restructuring and other, net	0	13

Total operating expenses	34	105

Income (loss) from operations	18	(77)
Interest & other	(2)	(5)

Income (loss) before income taxes	17	(82)
Provision (benefit) for income taxes	1	(7)

Net income (loss)	15%	(75)%

Provision/benefit for income taxes as percentage of income (loss) before income taxes	9%	8%

Results of Operations

First Quarter 2010 Compared to First Quarter 2009

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Semiconductor Test	1.6	0.8
Systems Test Group	1.8	1.7
Total Company	1.6	1.1

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 4, 2010	April 5, 2009
	(in millions)
Semiconductor Test	$289.7	$78.5	$211.2
Systems Test Group	39.9	42.1	(2.2)

	$329.6	$120.6	$209.0

Semiconductor Test revenue increased $211.2 million or 269% primarily due to higher sales across all System on a Chip products with power management, microcontroller and wireless being the strongest.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Taiwan	24%	9%
United States	18	39
Singapore	12	5
Philippines	11	2
South Asia	9	11
Europe	8	16
Malaysia	7	5
Thailand	6	1
Japan	4	11
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	April 4, 2010	April 5, 2009
	(in millions)
Gross Profit	$173.5	$33.4	$140.1
Percent of Total Revenue	52.6%	27.7%	24.9

Gross profit as a percentage of revenue increased 24.9 percentage points. This increase in gross profit is the result of an increase of 19.9 points from higher sales volume, an increase of 4.5 points related to mix and an increase of 2.2 points from lower inventory provisions. These increases were partially offset by a decrease of 1.6 points primarily due to higher variable compensation.

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

During the three months ended April 4, 2010, we recorded an inventory provision of $1.4 million included in cost of revenues. Of the $1.4 million of total excess and obsolete provisions recorded in the three months ended April 4, 2010, $0.9 million was related to Systems Test Group, and $0.5 million was related to Semiconductor Test.

During the three months ended April 5, 2009, we recorded an inventory provision of $8.6 million included in cost of revenues, due to the following factors:

•

Downward revisions to previously forecasted demand levels as a result of worsening economic conditions experienced in the semiconductor and automotive industries in the first quarter of 2009 resulted in an inventory provision of $5.9 million for inventory not expected to be consumed; and

•

During late 2008, we introduced the next versions of our Nextest Magnum memory test product. At that time, it was anticipated that demand would continue for the existing version of the product within its installed base of customers. An overall decline in the memory market combined with a portion of our customers accelerating their purchasing of the newer version of the product resulted in an inventory provision of $2.7 million.

During the three months ended April 4, 2010 and April 5, 2009, we scrapped $1.0 million and $1.1 million of inventory, respectively. As of April 4, 2010, we had inventory related reserves for amounts which had been written-down or written-off totaling $131.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 4, 2010	April 5, 2009
	(in millions)
Engineering and Development	$49.1	$47.2	$1.9
Percent of Total Revenue	14.9%	39.1%

The increase of $1.9 million in engineering and development expenses is due primarily to a $6.2 million increase in variable compensation spending, partially offset by a $4.3 million reduction in project spending.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 4, 2010	April 5, 2009
	(in millions)
Selling and Administrative	$55.9	$55.4	$0.5
Percent of Total Revenue	17.0%	45.9%

The increase of $0.5 million in selling and administrative expenses is due primarily to a $5.5 million increase in variable compensation, partially offset by a $5.0 million decrease in other spending related to workforce reductions and other cost reduction initiatives taken in 2009.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The table below represents activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of the second quarter of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $3.7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $5.1 million as of April 4, 2010.

	Severance and Benefits	Facility Exit Costs	Total
Pre-2009 Activities:
Balance at December 31, 2008	$82	$9,303	$9,385
Change in estimate	—	(417)	(417)
Cash payments	(82)	(2,645)	(2,727)

Balance at December 31, 2009	—	6,241	6,241
Cash payments	—	(468)	(468)

Balance at April 4, 2010	$—	$5,773	$5,773

Q1 2009 Activity:
Provision	$17,630	$—	$17,630
Cash payments	(17,630)	—	(17,630)

Balance at December 31, 2009	$—	$—	$—

Q2 2009 Activity:
Provision	$15,940	$—	$15,940
Cash payments	(13,035)	—	(13,035)

Balance at December 31, 2009	2,905	—	2,905
Change in estimate	498	—	498
Cash payments	(2,079)	—	(2,079)

Balance at April 4, 2010	$1,324	$—	$1,324

Q3 2009 Activity:
Provision	$—	$4,420	$4,420
Cash payments	—	(285)	(285)
Other	—	100	100

Balance at December 31, 2009	—	4,235	4,235
Cash payments	—	(272)	(272)

Balance at April 4, 2010	$—	$3,963	$3,963

Q1 2010 Activity:
Provision	$766	$—	$766
Cash payments	(573)	—	(573)

Balance at April 4, 2010	$193	$—	$193

Balance at April 4, 2010	$1,517	$9,736	$11,253

During the three months ended April 4, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Activity:

•

$0.8 million of severance charges related to headcount reductions of approximately 14 people, of which $0.4 million and 4 people were in Semiconductor Test and $0.4 million and 10 people were in Systems Test Group.

Q2 2009 Activity:

•	$0.5 million related to a change in the estimated severance benefits related to Q2 2009 headcount reduction activities across both segments.

During the three months ended April 5, 2009, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q1 2009 Activity:

•

$16.7 million of severance charges related to headcount reductions of approximately 518 people, of which $14.0 million and 456 people were in Semiconductor Test, $1.9 million and 37 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Other

During the three months ended April 5, 2009, we recorded a credit of $0.7 million related to finalization of certain Eagle Test purchase accounting items.

Interest and Other

Interest income increased by $0.1 million from the first quarter of 2009 to 2010 due primarily to higher cash balances. Interest expense and other increased by $0.1 million from the first quarter of 2009 to 2010 due primarily to $4.9 million of interest expense related to our convertible note, partially offset by a decrease of $1.8 million in losses on our marketable securities, and a $1.0 million decrease in foreign exchange losses. In addition, the first quarter of 2009 included $2.0 million of interest expense related to our revolving credit facility.

Income Taxes

For the three months ended April 4, 2010, we recorded a tax provision of $4.8 million, which consisted primarily of foreign taxes. For the three months ended April 5, 2009, we recorded a tax benefit of $7.8 million primarily due to benefiting operating losses in foreign jurisdictions. Due to the continued uncertainty of realization, we have maintained our valuation allowance at April 4, 2010 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Contractual Obligations

The following table reflects our contractual obligations as of April 4, 2010:

Payments Due by Period	Purchase Commitments	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
2010	$232,877	$14,564	$1,066	$4,335	$3,175	$256,017
2011	—	16,317	2,132	8,646	—	27,095
2012	—	12,629	2,132	8,617	—	23,378
2013	—	7,395	2,132	8,587	—	18,114
2014	—	5,171	191,066	4,306	—	200,543
Beyond 2014	—	5,672	—	—	—	5,672

Total	$232,877	$61,748	$198,528	$34,491	$3,175	$530,819

(1)	Non-cancelable lease payments have not been reduced by sublease income of $5.1 million due in the future under non-cancelable sublease agreements.

(2)	As of April 4, 2010, the total amount of unrecognized tax benefit for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $9.1 million and $1.2 million, respectively, and was included in current and long-term other accrued liabilities. We are unable to make a reasonably reliable estimate of when a cash settlement will occur with tax authorities as the timing of examinations and ultimate resolutions of those examinations is uncertain.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $13.9 million in the first three months of 2010 to $532.7 million. Cash activity for the first three months of 2010 and 2009 was as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
	(in millions)
Cash provided by (used for) operating activities:
Net income (loss), adjusted for non-cash items	$86.0	$(50.3)
Change in operating assets and liabilities, net of businesses acquired	(59.3)	(15.3)

Total cash provided by (used for) operating activities	26.7	(65.6)

Total cash (used for) provided by investing activities	(105.8)	4.1

Total cash provided by financing activities	5.0	17.5

Effects on exchange rate changes on cash and cash equivalents	(0.6)	0.4

Decrease in cash and cash equivalents	$(74.7)	$(43.6)

In the three months ended April 4, 2010, changes in operating assets and liabilities, net of businesses acquired, used cash of $59.3 million. This was due primarily to a $35.4 million decrease in deferred revenue due to shipments of systems prepaid by customers in 2009, a $6.7 million decrease in pension liabilities due to pension contributions, a $4.3 million decrease in other accrued expenses due to convertible note interest payment, and an increase in accounts receivable of $53.5 million, partially offset by a decrease in inventories of $15.5 million due to increased shipments, a decrease in other current assets of $20.1 million, and an increase in accounts payable of $4.4 due to increased sales volume.

In the three months ended April 4, 2010, investing activities used cash of $105.8 million, due to $95.4 million of purchases of marketable securities and $17.6 million of purchases of property, plant and equipment, partially offset by proceeds from sales of marketable securities that provided cash of $7.1 million.

During the three months ended April 4, 2010, financing activities provided cash of $5.0 million due to $6.1 million from the issuance of common stock under stock option and stock purchase plans, partially offset by a payment on long-term debt related to a loan in Japan, of $1.1 million.

In the three months ended April 5, 2009, changes in operating assets and liabilities, net of businesses acquired, used cash of $15.3 million. This was due primarily to a decrease in accounts payable, deferred revenue and accrued expenses of $44.3 million due to on-going cost reduction initiatives, an increase in other current assets of $7.6 million, an increase in inventories of $4.1 million, and retirement plan contributions of $1.6 million, partially offset by a decrease in accounts receivable of $42.4 million due to lower sales volume.

In the three months ended April 5, 2009, investing activities provided cash of $4.0 million due to sales of marketable securities that provided cash of $9.0 million, proceeds from life insurance policies that provided cash of $1.1 million, partially offset by investments in property, plant and equipment of $6.1 million.

During the three months ended April 5, 2009, financing activities provided cash of $17.5 million due to $10 million of long-term debt proceeds from a loan in Japan and $7.5 million from the issuance of common stock under stock option and stock purchase plans.

We believe our cash, cash equivalents and marketable securities balance of $532.7 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

As discussed in “Note N: Stock Based Compensation” in our 2009 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We are currently evaluating this final consensus.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2010. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2009.

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

We are subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A:	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended April 4, 2010, Teradyne did not repurchase any shares of common stock. The cumulative repurchases as of April 4, 2010 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board suspended stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended April 4, 2010 (in thousands):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	—	$—	—	$297,375
February 1, 2010 – February 28, 2010	—	$—	—	$297,375
March 1, 2010 – April 4, 2010	—	$—	—	$297,375

Item 6:	Exhibits

Exhibit Number	Description
10.1	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray (filed herewith)

10.2	Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 14, 2010