Form 10-Q
period 2010-07-04
TERADYNE, INC
filed 2010-08-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of August 9, 2010 was 181,347,263 shares.

TERADYNE, INC.

PART I

Item	1: Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 4, 2010	December 31, 2009
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$403,996	$416,737
Marketable securities	161,778	46,933
Accounts receivable, net of allowance for doubtful accounts of $3,756 and $3,770 at July 4, 2010 and December 31, 2009, respectively	248,018	125,236
Inventories:
Parts	51,699	43,691
Assemblies in process	22,159	37,161
Finished goods	9,962	9,984

	83,820	90,836
Deferred tax assets	19,711	18,944
Prepayments and other current assets	47,994	63,606

Total current assets	965,317	762,292
Property, plant, and equipment, at cost	777,494	782,407
Less: accumulated depreciation	541,802	536,045

Net property, plant, and equipment	235,692	246,362
Long-term marketable securities	95,487	55,130
Intangible assets, net	137,522	152,192
Other assets	15,307	19,361

Total assets	$1,449,325	$1,235,337

LIABILITIES
Current liabilities:
Accounts payable	$96,044	$66,765
Accrued employees’ compensation and withholdings	80,592	55,356
Deferred revenue and customer advances	41,451	104,439
Other accrued liabilities	62,619	54,640
Accrued income taxes	11,346	—
Current debt	2,291	2,157

Total current liabilities	294,343	283,357
Retirement plans liabilities	69,757	115,101
Deferred tax liabilities	10,136	8,041
Long-term other accrued liabilities	20,836	23,159
Long-term debt	145,497	141,100

Total liabilities	540,569	570,758

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 181,162 shares and 174,908 shares issued and outstanding at July 4, 2010 and December 31, 2009, respectively	22,645	21,864
Additional paid-in capital	1,253,098	1,202,426
Accumulated other comprehensive loss	(117,631)	(138,105)
Accumulated deficit	(249,356)	(421,606)

Total shareholders’ equity	908,756	664,579

Total liabilities and shareholders’ equity	$1,449,325	$1,235,337

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands, except per share amounts)
Net revenues:
Products	$391,148	$115,148	$659,352	$179,884
Services	63,628	54,432	125,047	110,304

Total net revenues	454,776	169,580	784,399	290,188
Cost of revenues:
Cost of products	167,160	92,635	290,856	148,795
Cost of services	33,313	29,816	65,696	60,904

Total cost of revenues	200,473	122,451	356,552	209,699

Gross profit	254,303	47,129	427,847	80,489
Operating expenses:
Engineering and development	50,393	38,451	99,445	85,649
Selling and administrative	58,343	47,257	114,214	102,630
Acquired intangible asset amortization	7,313	8,214	14,669	16,453
Restructuring and other, net	1,700	15,270	2,964	31,235

Total operating expenses	117,749	109,192	231,292	235,967

Income (loss) from operations	136,554	(62,063)	196,555	(155,478)
Interest income	3,681	1,141	4,523	1,917
Interest expense and other	(8,543)	(8,046)	(14,456)	(13,875)

Income (loss) before income taxes	131,692	(68,968)	186,622	(167,436)
Income tax provision (benefit)	9,543	(2,200)	14,373	(10,000)

Net income (loss)	$122,149	$(66,768)	$172,249	$(157,436)

Net income (loss) per common share:
Basic	$0.68	$(0.39)	$0.97	$(0.91)

Diluted	$0.55	$(0.39)	$0.79	$(0.91)

Weighted average common share—basic	179,990	173,022	178,429	172,576

Weighted average common share—diluted	231,541	173,022	228,909	172,576

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 4, 2010	July 5, 2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$172,249	$(157,436)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	26,940	30,251
Amortization	23,191	21,343
Stock-based compensation	15,553	12,109
Provision for excess and obsolete inventory	1,665	17,208
Loss on sale and impairment of marketable securities, net	410	2,532
Non-cash charge for sale of inventories revalued at the date of acquisition	—	5,163
Revolving credit facility issue costs	—	2,488
Deferred taxes	—	(5,852)
Other	1,419	955
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(122,782)	35,757
Inventories	25,079	29,459
Other assets	15,361	2,392
Accounts payable, deferred revenue and accrued expenses	(10,930)	(39,154)
Retirement plan contributions	(24,677)	(3,972)
Accrued income taxes	11,346	—

Net cash provided by (used for) operating activities	134,824	(46,757)

Cash flows from investing activities:
Purchases of property, plant and equipment	(35,706)	(17,428)
Purchases of available-for-sale marketable securities	(223,820)	—
Proceeds from sales of available-for-sale marketable securities	47,267	11,946
Proceeds from sales of trading marketable securities	23,700	—
Proceeds from life insurance	1,091	1,076
Acquisition of businesses, net of cash acquired	—	(3,741)

Net cash used for investing activities	(187,468)	(8,147)

Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	41,873	14,272
Payments of long-term debt	(1,123)	—
Proceeds from long-term debt	—	172,914
Repayment of revolving credit facility principal	—	(122,500)

Net cash provided by financing activities	40,750	64,686

Effect of exchange rate changes on cash and cash equivalents	(847)	1,594

(Decrease) increase in cash and cash equivalents	(12,741)	11,376
Cash and cash equivalents at beginning of period	416,737	322,705

Cash and cash equivalents at end of period	$403,996	$334,081

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. Teradyne elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis. Adoption had no material impact on Teradyne’s financial position or results of operations in the three and six months ended July 4, 2010.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

C. Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update (“ASU”) 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. Teradyne will adopt this final consensus prospectively in January 2011 and the adoption is not expected to have a material impact on Teradyne’s financial position or results of operations.

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the six months ended July 4, 2010 and July 5, 2009. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

For the right to sell the auction rate securities, held by Teradyne, back to UBS (“UBS Put”), Teradyne elected fair value treatment under ASC 825-10, “Financial Instruments.” The UBS Put was the only instrument of this nature or type that Teradyne held and for which Teradyne has elected the fair value option under ASC 825-10. The UBS Put was exercised in June 2010.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurement”, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. Teradyne adopted the interim disclosure requirements under this ASU during the quarter ended April 4, 2010, with the exception of the separate presentation in the Level 3 activity rollforward, which is not effective until fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.

During the six months ended July 4, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 4, 2010 and December 31, 2009.

	July 4, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$292,704	$—	$—	$292,704
U.S. government agency securities	—	102,335	—	102,335
U.S. Treasury securities	71,240	—	—	71,240
Corporate debt securities	—	43,486	—	43,486
Commercial paper	—	25,182	—	25,182
Certificates of deposit and time deposits	4,157	9,683	—	13,840
Equity and debt mutual funds	6,950	—	—	6,950
Municipal bonds	—	5,634	—	5,634
Non-U.S. government securities	260	—	—	260

Total	375,311	186,320	—	561,631
Trading securities:
Auction rate securities	—	—	2,836	2,836
Derivatives	—	409	—	409

Total	$375,311	$186,729	$2,836	$564,876

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$292,704	$14,498	$—	$307,202
Marketable securities	48,454	113,324	—	161,778
Long-term marketable securities	34,153	58,498	2,836	95,487
Prepayments and other current assets	—	409	—	409

	$375,311	$186,729	$2,836	$564,876

	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$284,236	$—	$—	$284,236
Corporate debt securities	—	21,224	—	21,224
U.S. government agency securities	—	16,418	—	16,418
Certificates of deposit and time deposits	4,136	11,719	—	15,855
U.S. Treasury securities	12,010	—	—	12,010
Commercial paper	—	8,245	—	8,245
Equity and debt mutual funds	7,499	—	—	7,499
Municipal bonds	—	528	—	528
Non-U.S. government securities	287	—	—	287

Total	308,168	58,134	—	366,302
Trading securities:
Auction rate securities	—	—	23,649	23,649
UBS Put	—	—	2,830	2,830

Total	$308,168	$58,134	$26,479	$392,781

Liabilities
Derivatives	$—	$143	$—	$143

Total	$—	$143	$—	$143

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$284,237	$3,651	$—	$287,888
Marketable securities	12,137	34,796	—	46,933
Long-term marketable securities	11,794	19,687	23,649	55,130
Other assets	—		2,830	2,830

	$308,168	$58,134	$26,479	$392,781

Liabilities
Other accrued liabilities	$—	$143	$—	$143

The following table represents changes in the fair value of Level 3 financial assets:

	For the Three Months Ended
	July 4, 2010		July 5, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$23,697	$2,687	$25,521	$3,277
Sale of auction rate securities and exercise of UBS Put	(20,863)	(2,687)	—	—
Change in unrealized gain included in interest income	2	—	665	—
Change in unrealized loss included in interest expense and other	—	—	—	(207)

Balance at end of period	$2,836	$—	$26,186	$3,070

	For the Six Months Ended
	July 4, 2010		July 5, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$23,649	$2,830	$25,968	$3,330
Sale of auction rate securities and exercise of UBS Put	(21,013)	(2,687)	—	—
Change in unrealized gain included in interest income	200	—	665	—
Change in unrealized loss included in interest expense and other	—	(143)	(447)	(260)

Balance at end of period	$2,836	$—	$26,186	$3,070

During the three months ended July 4, 2010, Teradyne recorded a net loss of $0.1 million from sales of marketable securities and exercise of UBS Put. During the three months ended July 5, 2009, Teradyne recorded a gain of $0.7 million for the change in the auction rate securities fair value.

During the six months ended July 4, 2010, Teradyne recorded a net loss of $0.4 million from sales of marketable securities and exercise of UBS Put. During the six months ended July 5, 2009, Teradyne recorded a $1.9 million loss from sales of marketable securities.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended July 5, 2009, Teradyne determined that it did not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.4 million and $0.6 million, respectively.

Realized losses from sale of marketable securities, decreases in auction rate securities fair value and other-than-temporary impairment losses are included in interest expense and other. Increases in auction rate securities fair value are included in interest income.

The carrying amounts and fair values of financial instruments at July 4, 2010 and December 31, 2009 are as follows:

	July 4, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$307,202	$307,202	$287,888	$287,888
Marketable securities	257,265	257,265	102,063	102,063
UBS Put	—	—	2,830	2,830
Convertible debt(1)	138,627	367,183	133,554	392,113
Japan loan	9,161	9,161	9,703	9,703

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	July 4, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$292,704	$—	$—	$292,704	$—
U.S. government agency securities	102,207	139	(11)	102,335	7,357
U.S. Treasury securities	71,108	133	(1)	71,240	5,032
Corporate debt securities	43,406	104	(24)	43,486	17,574
Commercial paper	25,184	—	(2)	25,182	3,987
Certificates of deposit and time deposits	13,841	—	(1)	13,840	1,501
Equity and debt mutual funds	6,947	405	(402)	6,950	3,691
Municipal bonds	5,634	—	—	5,634	—
Non-U.S. government securities	244	16	—	260	—

	$561,275	$797	$(441)	$561,631	$39,142

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$307,202	$—	$—	$307,202	$—
Marketable securities	161,715	84	(21)	161,778	22,931
Long-term marketable securities	92,358	713	(420)	92,651	16,211

	$561,275	$797	$(441)	$561,631	$39,142

	December 31, 2009
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$284,236	$—	$—	$284,236	$—
Corporate debt securities	21,243	11	(30)	21,224	11,091
U.S. government agency securities	16,418	5	(5)	16,418	6,155
Certificates of deposit and time deposits	15,854	1	—	15,855	—
U.S. Treasury securities	12,014	—	(4)	12,010	10,508
Commercial paper	8,246	—	(1)	8,245	2,397
Equity and debt mutual funds	7,430	622	(553)	7,499	4,139
Municipal bonds	532	—	(4)	528	528
Non-U.S. government securities	269	18	—	287	—

	$366,242	$657	$(597)	$366,302	$34,818

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$287,888	$—	$—	$287,888	$—
Short-term marketable securities	46,928	7	(2)	46,933	16,425
Long-term marketable securities	31,426	650	(595)	31,481	18,393

	$366,242	$657	$(597)	$366,302	$34,818

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

As of July 4, 2010 and December 31, 2009, the fair market value of investments with unrealized losses totaled $39.1 million and $34.8 million, respectively. Teradyne determined that the unrealized losses in the amount of $0.4 million and $0.6 million, respectively, related to these investments are temporary.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $59.3 million and $56.9 million at July 4, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of July 4, 2010 and December 31, 2009.

	Balance Sheet Location	July 4, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$409	$—
Foreign exchange contracts	Other accrued liabilities	—	143

		$409	$143

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and six months ended July 4, 2010 and July 5, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of Losses Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(538)	$(425)	$(1,263)	$(2,386)

		$(538)	$(425)	$(1,263)	$(2,386)

See Debt footnote E regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At July 4, 2010, approximately $2.3 million of the outstanding loan principal is included in current debt and approximately $6.9 million is classified as long-term debt.

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

During the three months ended July 4, 2010, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of August 12, 2010, no holders have exercised their option to convert their Notes.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notes are classified as long-term debt in the balance sheet at July 4, 2010 and December 31, 2009. The below tables represent the components of Teradyne’s convertible senior notes:

	July 4, 2010	December 31, 2009
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	51,373	56,446

Net carrying amount of the convertible debt	$138,627	$133,554

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Contractual interest expense on the coupon	$2,138	$2,161	$4,371	$2,161
Amortization of the discount component and debt issue fees	2,783	2,455	5,480	2,455

Total interest expense on the convertible debt	$4,921	$4,616	$9,851	$4,616

As of July 4, 2010, the unamortized discount was $51.4 million, which will be amortized over approximately 3.75 years, and the carrying amount of the equity component was $63.4 million. As of July 4, 2010, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $329.0 million.

Revolving Credit Facility

On April 7, 2009, Teradyne terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the Notes offering to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of:

	July 4, 2010	December 31, 2009
	(in thousands)
Customer advances	$6,420	$72,569
Maintenance and training	29,468	22,616
Undelivered elements	2,273	5,551
Acceptance	1,306	530
Other	1,984	3,173

Total deferred revenue and customer advances	$41,451	$104,439

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Balance at beginning of period	$8,851	$6,013	$7,086	$8,372
Accruals for warranties issued during the period	5,276	1,777	8,974	3,174
Accruals related to pre-existing warranties	(241)	(212)	337	(997)
Settlements made during the period	(2,824)	(2,567)	(5,335)	(5,538)

Balance at end of period	$11,062	$5,011	$11,062	$5,011

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Balance at beginning of period	$4,470	$5,317	$4,055	$6,369
Deferral of new extended warranty revenue	1,581	600	3,215	877
Recognition of extended warranty deferred revenue	(408)	(1,270)	(1,627)	(2,599)

Balance at end of period	$5,643	$4,647	$5,643	$4,647

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Stock-Based Compensation

During the six months ended July 4, 2010, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive officers. The total number of restricted stock units granted was 2.6 million at the weighted average grant date fair value of $9.42. Service-based restricted stock units granted to employees and executive officers vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.3 million at the weighted average grant date fair value of $4.10. These stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the six months ended July 5, 2009, Teradyne granted service-based restricted stock units to employees, and service-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 4.2 million at the weighted average grant date fair value of $4.90. The total number of stock options granted was 1.1 million at the weighted average grant date fair value of $1.97. Restricted stock units and stock options vest in equal installments over four years. These stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 4, 2010	July 5, 2009
Expected life (years)	4.75	4.75
Interest rate	2.4%	1.6%
Volatility-historical	48.8%	44.9%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Net income (loss)	$122,149	$(66,768)	$172,249	$(157,436)
Foreign currency translation adjustment	210	1,214	(363)	1,594
Unrealized (loss) gain on investments, net of tax of $0	(401)	12	296	1,707
Actuarial gains (losses) arising during period, net of tax of $1,121, $(984), $1,247 and $(984)	17,202	(1,458)	17,587	(10,095)
Amortization included in net periodic pension and post-retirements costs:
Actuarial losses, net of tax of $45, $55, $90 and $102	952	1,017	2,707	2,100
Prior service costs, net of tax of $0	122	138	246	287

Comprehensive income (loss)	$140,234	$(65,845)	$192,722	$(161,843)

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	July 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$56,722	$64,333	6.1 years
Customer relationships and service and software maintenance contracts	91,271	27,468	63,803	8.6 years
Trade names and trademarks	14,840	5,454	9,386	11.5 years

Total intangible assets	$227,166	$89,644	$137,522	7.6 years

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$47,746	$73,309	6.1 years
Customer relationships and service and software maintenance contracts	91,271	22,187	69,084	8.6 years
Trade names and trademarks	14,840	5,041	9,799	11.5 years

Total intangible assets	$227,166	$74,974	$152,192	7.6 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intangible asset amortization expense was $7.3 million and $14.7 million, respectively, for the three and six months ended July 4, 2010 and $8.2 million and $16.5 million, respectively, for the three and six months ended July 5, 2009. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2010 (remainder)	$14,583
2011	27,821
2012	25,732
2013	24,683
2014	21,598

K. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands, except per share amounts)
Net income (loss) for basic net income (loss) per share	$122,149	$(66,768)	$172,249	$(157,436)
Income impact of assumed conversion of convertible notes	4,379	—	8,766	—

Net income (loss) for diluted net income (loss) per share	$126,528	$(66,768)	$181,015	$(157,436)
Shares used in net income (loss) per common share-basic	179,990	173,022	178,429	172,576
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible note	34,703	—	34,703	—
Warrants	11,225	—	10,174	—
Restricted stock units	2,924	—	2,896	—
Stock options	2,571	—	2,635	—
Stock purchase rights	128	—	72	—

Dilutive potential common shares	51,551	—	50,480	—

Shares used in net income (loss) per common share-diluted	231,541	173,022	228,909	172,576

Net income (loss) per common share-basic	$0.68	$(0.39)	$0.97	$(0.91)

Net income (loss) per common share-diluted	$0.55	$(0.39)	$0.79	$(0.91)

The computation of diluted net income per common share for the three and six months ended July 4, 2010 excludes the effect of the potential exercise of options to purchase approximately 4.5 million and 6.0 million shares and restricted stock units of 0.1 million and 0.4 million shares, respectively, because the effect would have been anti-dilutive.

The computation of diluted net loss per common share for the three and six months ended July 5, 2009 excludes all outstanding stock options, restricted stock units and warrants because Teradyne had a net loss and inclusion would be anti-dilutive.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Debt footnote E regarding convertible note hedge transaction.

L. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $3.7 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $4.5 million as of July 4, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—		(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	2,905
Provision	—	—	—	766	—	766
Change in estimate	—	—	498	—	—	498
Cash payments	—	—	(2,079)	(573)	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	1,517
Provision	—	—	—	—	845	845
Change in estimate	—	—	(96)	(5)	—	(101)
Cash payments	—	—	(695)	(188)	(387)	(1,270)

Balance at July 4, 2010	$—	$—	$533	$—	$458	$991

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)		(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	$5,220	$3,699	$815	$9,734

During the six months ended July 4, 2010, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•

$0.8 million of severance charges related to headcount reductions of approximately 14 people, of which $0.4 million and 10 people were in Systems Test Group and $0.4 million and 4 people were in Semiconductor Test.

Q2 2010 Actions:

•	$0.8 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group; and

•	$0.8 million of facility charges in Systems Test Group related to the early exit of leased facilities in Kontich, Belgium and Stockport, United Kingdom.

Q2 2009 Actions:

•	$0.4 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

During the six months ended July 5, 2009, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q2 2009 Actions:

•

$14.1 million of severance charges related to headcount reductions of approximately 316 people, of which $9.7 million and 267 people were in Semiconductor Test, $2.7 million and 25 people were in Corporate, and $1.7 million and 24 people were in Systems Test Group.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q1 2009 Actions:

•

$17.6 million of severance charges related to headcount reductions of approximately 518 people, of which $14.9 million and 460 people were in Semiconductor Test, $1.9 million and 42 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Other

During the six months ended July 5, 2009, Teradyne recorded the following activity:

•

$1.1 million of long-lived asset impairment charges across both segments primarily related to disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, Massachusetts; and

•	$(1.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

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

Components of net periodic pension cost for all plans for the three and six months ended July 4, 2010 and July 5, 2009 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Service cost	$953	$877	$2,015	$1,995
Interest cost	4,280	4,688	8,840	9,176
Expected return on plan assets	(5,273)	(4,836)	(10,140)	(9,706)
Amortization of unrecognized:
Prior service cost	181	197	363	404
Net loss	1,022	1,013	2,768	2,088
Curtailment gain	—	—	—	(111)
Settlement loss	—	1,550	—	1,550

Total net periodic pension cost	$1,163	$3,489	$3,846	$5,396

In the six months ended July 4, 2010, Teradyne made a $20.0 million discretionary contribution to the U.S. Qualified Pension Plan. On August 4, 2010 Teradyne made an additional $15.0 million discretionary contribution to the U.S. Qualified Pension Plan.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Service cost	$7	$15	$27	$55
Interest cost	174	268	392	546
Amortization of unrecognized:
Prior service benefit	(59)	(59)	(117)	(117)
Net (gain) loss	(25)	59	29	114

Total net periodic post-retirement cost	$97	$283	$331	$598

N. Commitments and Contingencies

Purchase Commitments

As of July 4, 2010, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments are for less than one year and aggregate to approximately $277.3 million.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2009. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 4, 2010:
Net revenues	$413,059	$41,717	$—	$454,776
Income (loss) before income taxes(1)(2)	143,469	(6,994)	(4,783)	131,692
Three months ended July 5, 2009:
Net revenues	$102,820	$66,760	$—	$169,580
Loss before income taxes(1)(2)	(56,222)	(2,474)	(10,272)	(68,968)
Six months ended July 4, 2010:
Net revenues	$702,736	$81,663	$—	$784,399
Income (loss) before income taxes(1)(2)	209,558	(12,593)	(10,343)	186,622
Six months ended July 5, 2009:
Net revenues	$181,347	$108,841	$—	$290,188
Loss before income taxes(1)(2)	(143,163)	(7,870)	(16,403)	(167,436)

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income before income taxes for each of the segments are charges for the three and six months ended July 4, 2010 and July 5, 2009 that include restructuring and other, net, inventory step-up amortization and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$—	$8,984	$496	$14,614
Cost of revenues—sale of previously written down inventory	(4,639)	—	(4,639)	—
Cost of revenues—inventory step-up	—	3,924	—	5,163
Restructuring and other, net	—	11,324	1,082	24,671

Total	$(4,639)	$24,232	$(3,061)	$44,448

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$301	$2,507	$1,169	$5,474
Cost of revenues—sale of previously written down inventory	(593)	—	(593)	—
Restructuring and other, net	1,737	1,486	1,919	3,463

Total	$1,445	$3,993	$2,495	$8,937

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
	(in thousands)
Restructuring and other, net	$(37)	$2,460	$(37)	$3,101

Total	$(37)	$2,460	$(37)	$3,101

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the last three quarters, we have experienced improvement in our semiconductor test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business in anticipation of a broader recovery in our markets and to expand further our addressable markets while tightly managing our costs. As the last three quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except as stated below, management believes that there have been no significant changes during the six months ended July 4, 2010 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis. Adoption had no material impact on our financial position or results of operations in the three and six months ended July 4, 2010.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
Percentage of total net revenues:
Net revenue:
Products	86%	68%	84%	62%
Services	14	32	16	38

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	37	55	37	51
Cost of services	7	17	8	21

Total cost of revenues	44	72	45	72

Gross profit	56	28	55	28
Operating expenses:
Engineering and development	11	23	13	30
Selling and administrative	13	28	15	35
Acquired intangible asset amortization	2	5	2	5
Restructuring and other, net	0	8	0	11

Total operating expenses	26	64	30	81

Income (loss) from operations	30	(36)	25	(53)
Interest & other	(1)	(4)	(1)	(4)

Income (loss) before income taxes	29	(40)	24	(57)
Provision (benefit) for income taxes	2	(1)	2	(3)

Net income (loss)	27%	(39)%	22%	(54)%

Provision/benefit for income taxes as percentage of income (loss) before income taxes	7%	3%	8%	6%

Results of Operations

Second Quarter 2010 Compared to Second Quarter 2009

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 4, 2010	July 5, 2009
Semiconductor Test	1.1	1.3
Systems Test Group	1.1	1.3
Total Company	1.1	1.3

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Semiconductor Test	$413.1	$102.8	$310.3
Systems Test Group	41.7	66.8	(25.1)

	$454.8	$169.6	$285.2

Net revenues increased by $285.2 million or 168%, primarily due to the increase in Semiconductor Test revenue of $310.3 million or 302%, as a result of higher sales across all System on a Chip products with power management, microcontroller and mobile/wireless being the strongest. Systems Test Group revenue was down by $25.1 million or 38%, primarily due to the decrease in sales of HDD test systems, Mil/Aero test instrumentation and Diagnostic Solutions systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	July 4, 2010	July 5, 2009
Taiwan	23%	11%
United States	14	27
Singapore	10	10
Philippines	10	7
Malaysia	10	3
China	9	4
Korea	8	3
Europe	6	11
Thailand	5	17
Japan	4	5
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 4, 2010	July 5, 2009
	(in millions)
Gross Profit	$254.3	$47.1	$207.2
Percent of Total Revenue	55.9%	27.8%	28.1

Gross profit as a percentage of revenue increased 28.1 percentage points. This increase in gross profit was the result of an increase of 18.8 points from higher sales volume, an increase of 11.6 points related to mix and an increase of 2.9 points from lower inventory provisions. These increases were partially offset by a decrease of 1.1 points primarily due to higher variable compensation.

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

During the three months ended July 4, 2010, we recorded an inventory provision of $0.3 million included in cost of revenues in the Systems Test Group.

During the three months ended July 5, 2009, we recorded an inventory provision of $8.6 million included in cost of revenues, due to the following factors:

•

Downward revisions to previously forecasted demand levels as a result of worsening economic conditions experienced in the semiconductor and automotive industries in the second quarter of 2009 resulted in an inventory provision of $5.2 million for inventory not expected to be consumed; and

•

A decline in demand versus forecast for our Liquid Crystal Display (“LCD”) test product due to the global economic downturn, lower product pricing by competitors, the introduction of a new product by a competitor and consolidation among a number of the expected buyers of the product, resulted in an inventory provision of $3.4 million.

During the three months ended July 4, 2010 and July 5, 2009, we scrapped $1.1 million and $0.9 million of inventory, respectively. During the three months ended July 4, 2010, we sold $5.2 million of previously written-down or written-off inventory. As of July 4, 2010, we had inventory related reserves for amounts which had been written-down or written-off totaling $126.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Engineering and Development	$50.4	$38.5	$11.9
Percent of Total Revenue	11.1%	22.7%

The increase of $11.9 million in engineering and development expenses is due primarily to a $7.2 million increase in variable compensation and $1.5 million due to the restoration of temporary pay cuts.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Selling and Administrative	$58.3	$47.3	$11.0
Percent of Total Revenue	12.8%	27.9%

The increase of $11.0 million in selling and administrative expenses is due primarily to a $10.7 million increase in variable compensation, and $3.0 million due to the restoration of temporary pay cuts, partially offset by a $2.7 million decrease in spending related to workforce reductions and other cost reduction initiatives taken in 2009.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The table below represents activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $3.7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $4.5 million as of July 4, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—		(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	2,905
Provision	—	—	—	766	—	766
Change in estimate	—	—	498	—	—	498
Cash payments	—	—	(2,079)	(573)	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	1,517
Provision	—	—	—	—	845	845
Change in estimate	—	—	(96)	(5)	—	(101)
Cash payments	—	—	(695)	(188)	(387)	(1,270)

Balance at July 4, 2010	$—	$—	$533	$—	$458	$991

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)		(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	$5,220	$3,699	$815	$9,734

During the three months ended July 4, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure. The restructuring charges consisted of the following activities:

Q2 2010 Actions:

•	$0.8 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group; and

•	$0.8 million of facility charges in Systems Test Group related to the early exit of leased facilities in Kontich, Belgium and Stockport, United Kingdom.

During the three months ended July 5, 2009, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q2 2009 Actions:

•

$14.1 million of severance charges related to headcount reductions of approximately 316 people, of which $9.7 million and 267 people were in Semiconductor Test, $2.7 million and 25 people were in Corporate, and $1.7 million and 24 people were in Systems Test Group.

Q1 2009 Actions:

•	$0.9 million for a change in the estimated severance benefits related to headcount reduction activities in Semiconductor Test.

Other

During the three months ended July 5, 2009, we recorded the following activity:

•

$1.1 million of long-lived asset impairment charges across both segments primarily related to disposal of fixed assets as a result of the consolidation of our facilities in North Reading, Massachusetts; and

•	$(0.8) million of credits related to finalization of certain Eagle Test purchase accounting items.

Interest and Other

Interest income increased by $2.5 million from the second quarter of 2009 to 2010 due primarily to a gain from the sale of auction rate securities. Interest expense and other increased by $0.5 million from the second quarter of 2009 to 2010. Interest expense and other for the second quarter of 2010 included $4.9 million of interest expense related to our convertible debt and a loss of $2.7 million on the exercise of the auction rate securities related UBS Put. Interest expense and other for the second quarter of 2009 included $4.6 million of interest expense related to our convertible debt and a loss of $2.5 million related to the write off of the remaining debt issue costs due to the termination of our revolving credit facility agreement.

Income Taxes

For the three months ended July 4, 2010, we recorded a tax provision of $9.5 million, which consisted primarily of foreign taxes. For the three months ended July 5, 2009, we recorded a tax benefit of $2.2 million primarily due to benefiting operating losses in foreign jurisdictions. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 4, 2010 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Six Months of 2010 Compared to Six Months of 2009

Revenue

Net revenues for our two reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Semiconductor Test	$702.7	$181.4	$521.3
Systems Test Group	81.7	108.8	(27.1)

	$784.4	$290.2	$494.2

Net revenues increased by $494.2 million or 170%, primarily due to the increase in Semiconductor Test revenue of $521.3 million or 287%, as a result of higher sales across all System on a Chip products with power management, microcontroller and mobile/wireless being the strongest. System Test Group revenue was down by $27.1 million or 25%, primarily due to the decrease in sales of HDD test systems and Mil/Aero test instrumentation.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Six Months Ended
	July 4, 2010	July 5, 2009
Taiwan	24%	10%
United States	16	32
Singapore	11	8
Philippines	10	5
Malaysia	9	4
China	8	5
Europe	6	13
Thailand	6	10
Korea	5	3
Japan	4	7
Rest of World	1	3

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	July 4, 2010	July 5, 2009
	(in millions)
Gross Profit	$427.8	$80.5	$347.3
Percent of Total Revenue	54.5%	27.7%	26.8

Gross profit as a percentage of revenue increased 26.8 percentage points. This increase in gross profit was the result of an increase of 19.3 points from higher sales volume, an increase of 8.6 points related to mix and an increase of 2.6 points from lower inventory provisions. These increases were partially offset by a decrease of 1.3 points primarily due to higher variable compensation.

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

During the six months ended July 4, 2010, we recorded an inventory provision of $1.7 million included in cost of revenues, of which $1.2 million was related to Systems Test Group and $0.5 million was related to Semiconductor Test.

During the six months ended July 5, 2009, we recorded an inventory provision of $17.2 million included in cost of revenues, due to the following factors:

•

Downward revisions to previously forecasted demand levels as a result of worsening economic conditions experienced in the semiconductor and automotive industries in the second quarter of 2009 resulted in an inventory provision of $11.1 million for inventory not expected to be consumed; and

•

A decline in demand versus forecast for our Liquid Crystal Display (“LCD”) test product due to the global economic downturn, lower product pricing by competitors, the introduction of a new product by a competitor and consolidation among a number of the expected buyers of the product, resulted in an inventory provision of $3.4 million; and

•

During late 2008, we introduced the next versions of our Nextest Magnum memory test product. At that time, it was anticipated that demand would continue for the existing version of the product within its installed base of customers. An overall decline in the memory market combined with a portion of our customers accelerating their purchasing of the newer version of the product resulted in an inventory provision of $2.7 million.

During the six months ended July 4, 2010 and July 5, 2009, we scrapped $2.1 million and $2.0 million of inventory, respectively. During the six months ended July 4, 2010 we sold $5.2 million of previously written-down or written-off inventory. As of July 4, 2010, we had inventory related reserves for amounts which had been written-down or written-off totaling $126.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Engineering and Development	$99.4	$85.6	$13.8
Percent of Total Revenue	12.7%	29.5%

The increase of $13.8 million in engineering and development expenses is due primarily to an $11.9 million increase in variable compensation and $2.5 million increase due to the restoration of temporary pay cuts.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 4, 2010	July 5, 2009
	(in millions)
Selling and Administrative	$114.2	$102.6	$11.6
Percent of Total Revenue	14.6%	35.4%

The increase of $11.6 million in selling and administrative expenses is due primarily to a $17.6 million increase in variable compensation and $5.1 million due to the restoration of temporary pay cuts, offset by an $11.1 million decrease in other spending related to workforce reductions and other cost reduction initiatives taken in 2009.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $3.7 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $4.5 million as of July 4, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—		(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	2,905
Provision	—	—	—	766	—	766
Change in estimate	—	—	498	—	—	498
Cash payments	—	—	(2,079)	(573)	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	1,517
Provision	—	—	—	—	845	845
Change in estimate	—	—	(96)	(5)	—	(101)
Cash payments	—	—	(695)	(188)	(387)	(1,270)

Balance at July 4, 2010	$—	$—	$533	$—	$458	$991

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)		(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	$5,220	$3,699	$815	$9,734

During the six months ended July 4, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•

$0.8 million of severance charges related to headcount reductions of approximately 14 people, of which $0.4 million and 10 people were in Systems Test Group and $0.4 million and 4 people were in Semiconductor Test.

Q2 2010 Actions:

•	$0.8 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group; and

•	$0.8 million of facility charges in Systems Test Group related to the early exit of leased facilities in Kontich, Belgium and Stockport, United Kingdom.

Q2 2009 Actions:

•	$0.4 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

During the six months ended July 5, 2009, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q2 2009 Actions:

•

$14.1 million of severance charges related to headcount reductions of approximately 316 people, of which $9.7 million and 267 people were in Semiconductor Test, $2.7 million and 25 people were in Corporate, and $1.7 million and 24 people were in Systems Test Group.

Q1 2009 Actions:

•

$17.6 million of severance charges related to headcount reductions of approximately 518 people, of which $14.9 million and 460 people were in Semiconductor Test, $1.9 million and 42 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Other

During the six months ended July 5, 2009, we recorded the following activity:

•

$1.1 million of long-lived asset impairment charges across both segments primarily related to disposal of fixed assets as a result of the consolidation of our facilities in North Reading, Massachusetts; and

•	$(1.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

Interest and Other

Interest income increased by $2.6 million from the first six months of 2009 to 2010 due primarily to a gain from the sale of auction rate securities. Interest expense and other increased by $0.6 million from the first six months of 2009 to 2010 due primarily to a loss of $2.7 million on the exercise of the auction rate securities related UBS Put and $5.2 million increase in interest expense related to our convertible note, partially offset by a $1.8 million decrease in realized and other–than-temporary impairment losses on our marketable securities and $1.2 million decrease in foreign exchange losses. In addition, the first six months of 2009 included $2.1 million of interest expense related to the revolving credit facility and $2.5 million other expense related to the write off of the remaining debt issue costs due to the termination of our revolving credit facility agreement.

Income Taxes

For the six months ended July 4, 2010, we recorded a tax provision of $14.4 million, which consisted primarily of foreign taxes. For the six months ended July 5, 2009, we recorded a tax benefit of $10.0 million primarily due to benefiting operating losses in foreign jurisdictions. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 4, 2010 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Contractual Obligations

The following table reflects our contractual obligations as of July 4, 2010:

Payments Due by Period	Purchase Commitments	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
	(in thousands)
2010	$277,332	$9,220	$1,145	$4,339	$2,426	$294,462
2011	—	16,227	2,290	8,653	—	27,170
2012	—	12,594	2,290	8,622	—	23,506
2013	—	7,279	2,290	8,590	—	18,159
2014	—	5,087	191,145	4,306	—	200,538
Beyond 2014	—	5,789	—	—	—	5,789

Total	$277,332	$56,196	$199,160	$34,510	$2,426	$569,624

(1)	Non-cancelable lease payments have not been reduced by sublease income of $4.5 million due in the future under non-cancelable sublease agreements.

As of July 4, 2010, the total amount of unrecognized tax benefit for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $9.1 million and $1.3 million, respectively, and was included in current and long-term other accrued liabilities. We are unable to make a reasonably reliable estimate of when a cash settlement will occur with tax authorities as the timing of examinations and ultimate resolutions of those examinations is uncertain.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $142.5 million in the first six months of 2010 to $661.3 million. Cash activity for the first six months of 2010 and 2009 was as follows:

	For the six Months Ended
	July 4, 2010	July 5, 2009
	(in millions)
Cash provided by (used for) operating activities:
Net income (loss), adjusted for non-cash items	$241.4	$(71.3)
Change in operating assets and liabilities, net of businesses acquired	(106.6)	24.5

Total cash provided by (used for) operating activities	134.8	(46.8)

Total cash (used for) provided by investing activities	(187.5)	(8.1)

Total cash provided by financing activities	40.8	64.7

Effects on exchange rate changes on cash and cash equivalents	(0.8)	1.6

(Decrease) increase in cash and cash equivalents	$(12.7)	$11.4

In the six months ended July 4, 2010, changes in operating assets and liabilities, net of businesses acquired, used cash of $106.6 million. This was due to an $82.3 million increase in operating assets and a $24.3 million decrease in operating liabilities. The increase in operating assets was due to an increase in accounts receivable of $122.8 million partially offset by a $25.1 million decrease in inventories due to higher sales volume, and a decrease in other current assets of $15.4 million. The decrease in operating liabilities consisted mainly of a $63.0 million decrease in deferred revenue due to shipments of systems prepaid by customers in 2009, a $24.7 million decrease in pension liabilities due to pension contributions, a $4.3 million decrease in other accrued expenses due to convertible note interest payment, partially offset by a $29.3 million increase in accounts payable, a $19.3 million increase in accrued employee compensation, an $11.3 million increase in accrued income taxes, and an $8.0 million increase in other accrued liabilities.

Investing activities during the six months ended July 4, 2010 used cash of $187.5 million, due to $223.8 million used for purchases of marketable securities and $35.7 million used for purchases of property, plant and equipment, partially offset by proceeds from sales of marketable securities that provided cash of $71.0 million, and proceeds from life insurance that provided cash of $1.1 million.

Financing activities during the six months ended July 4, 2010 provided cash of $40.8 million, $41.9 million was from the issuance of common stock under stock option and stock purchase plans which was offset by $1.1 million of cash used for a payment on a long-term debt related to the Japan loan.

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

Investing activities in the six months ended July 5, 2009 used cash of $8.1 million, $17.4 million for purchases of property, plant and equipment and $3.7 million for payment of transaction fees related to the Eagle Test acquisition, partially offset by sales of marketable securities that provided cash of $11.9 million and proceeds from life insurance policies that provided cash of $1.1 million.

Financing activities during the six months ended July 5, 2009 provided cash of $64.7 million due to approximately $163 million of net proceeds from the issuance of the senior convertible note, $10 million of long-term debt proceeds from a loan in Japan and $14.3 million from the issuance of common stock under stock option and stock purchase plans. These increases were partially offset by $122.5 million of cash used for the repayment of our revolving credit facility.

We believe our cash, cash equivalents and marketable securities balance of $661.3 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We will adopt this final consensus prospectively in January 2011 and the adoption is not expected to have a material impact on our financial position or results of operations.

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

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended July 4, 2010, Teradyne did not repurchase any shares of common stock. The cumulative repurchases as of July 4, 2010 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board suspended the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended July 4, 2010 (in thousands):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 5, 2010 – May 2, 2010	—	$—	—	$297,375
May 3, 2010 – May 30, 2010	—	$—	—	$297,375
May 31, 2010 – July 4, 2010	—	$—	—	$297,375

Item 6:	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 12, 2010