Form 10-Q
period 2010-10-03
TERADYNE, INC
filed 2010-11-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 8, 2010 was 181,400,000 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 3, 2010	December 31, 2009
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$433,915	$416,737
Marketable securities	263,881	46,933
Accounts receivable, net of allowance for doubtful accounts of $3,754 and $3,770 at October 3, 2010 and December 31, 2009, respectively	306,522	125,236
Inventories:
Parts	67,748	43,691
Assemblies in process	24,426	37,161
Finished goods	10,674	9,984

	102,848	90,836
Deferred tax assets	20,017	18,944
Prepayments and other current assets	60,920	63,606

Total current assets	1,188,103	762,292
Property, plant, and equipment, at cost	779,616	782,407
Less: accumulated depreciation	547,268	536,045

Net property, plant, and equipment	232,348	246,362
Long-term marketable securities	201,486	55,130
Intangible assets, net	130,231	152,192
Retirement Plan assets	23,405	—
Other assets	16,038	19,361

Total assets	$1,791,611	$1,235,337

LIABILITIES
Current liabilities:
Accounts payable	$133,330	$66,765
Accrued employees’ compensation and withholdings	91,780	55,356
Deferred revenue and customer advances	101,584	104,439
Other accrued liabilities	57,566	54,640
Accrued income taxes	14,625	—
Current debt	2,397	2,157

Total current liabilities	401,282	283,357
Long-term deferred revenue and customer advances	80,818	2,318
Retirement plans liabilities	68,663	115,101
Deferred tax liabilities	10,271	8,041
Long-term other accrued liabilities	15,954	20,841
Long-term debt	147,287	141,100

Total liabilities	724,275	570,758

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 181,327 shares and 174,908 shares issued and outstanding at October 3, 2010 and December 31, 2009, respectively	22,666	21,864
Additional paid-in capital	1,260,911	1,202,426
Accumulated other comprehensive loss	(114,225)	(138,105)
Accumulated deficit	(102,016)	(421,606)

Total shareholders’ equity	1,067,336	664,579

Total liabilities and shareholders’ equity	$1,791,611	$1,235,337

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands, except per share amounts)
Net revenues:
Products	$436,274	$205,304	$1,095,625	$385,187
Services	65,812	56,858	190,860	167,163

Total net revenues	502,086	262,162	1,286,485	552,350
Cost of revenues:
Cost of products	191,860	125,116	482,715	273,911
Cost of services	34,451	30,291	100,148	91,195

Total cost of revenues	226,311	155,407	582,863	365,106

Gross profit	275,775	106,755	703,622	187,244
Operating expenses:
Engineering and development	50,122	38,266	149,567	123,915
Selling and administrative	61,109	46,314	175,323	148,944
Acquired intangible asset amortization	7,291	8,214	21,960	24,667
Restructuring and other, net	(859)	5,189	2,105	36,424

Total operating expenses	117,663	97,983	348,955	333,950

Income (loss) from operations	158,112	8,772	354,667	(146,706)
Interest income	1,466	1,003	5,990	2,920
Interest expense and other	(5,562)	(4,600)	(20,019)	(18,475)

Income (loss) before income taxes	154,016	5,175	340,638	(162,261)
Income tax provision (benefit)	6,676	(1,500)	21,049	(11,500)

Net income (loss)	$147,340	$6,675	$319,589	$(150,761)

Net income (loss) per common share:
Basic	$0.81	$0.04	$1.78	$(0.87)

Diluted	$0.66	$0.04	$1.45	$(0.87)

Weighted average common share—basic	181,239	174,495	179,365	173,216

Weighted average common share—diluted	229,389	180,792	229,069	173,216

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2009, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$319,589	$(150,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	40,055	45,717
Amortization	34,740	33,249
Stock-based compensation	23,365	18,268
Provision for excess and obsolete inventory	5,403	23,681
Loss on sale and impairment of marketable securities, net	398	2,000
Non-cash charge for sale of inventories revalued at the date of acquisition	—	10,863
Revolving credit facility issue costs	—	2,488
Deferred taxes	(460)	(6,258)
Other	1,643	1,696
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(181,286)	(30,022)
Inventories	10,794	45,911
Other assets	896	(4,685)
Deferred revenue and customer advances	75,645	67,921
Accounts payable and accrued expenses	95,460	1,810
Retirement plan contributions	(50,849)	(5,718)
Accrued income taxes	14,625	—

Net cash provided by operating activities	390,018	56,160

Cash flows from investing activities:
Purchases of property, plant and equipment	(53,959)	(26,583)
Purchases of available-for-sale marketable securities	(478,260)	(31,470)
Proceeds from sales of available-for-sale marketable securities	94,846	23,085
Proceeds from sales of trading marketable securities	23,750	—
Proceeds from life insurance	1,091	1,076
Acquisition of businesses, net of cash acquired	—	(3,741)

Net cash used for investing activities	(412,532)	(37,633)

Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	42,225	15,256
Payments of long-term debt	(2,305)	(1,069)
Proceeds from long-term debt	—	172,914
Repayment of revolving credit facility principal	—	(122,500)

Net cash provided by financing activities	39,920	64,601

Effect of exchange rate changes on cash and cash equivalents	(228)	908

Increase in cash and cash equivalents	17,178	84,036
Cash and cash equivalents at beginning of period	416,737	322,705

Cash and cash equivalents at end of period	$433,915	$406,741

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

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. Teradyne elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis. Adoption had no material impact on Teradyne’s financial position or results of operations in the three and nine months ended October 3, 2010.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customers’ ability to use the product. Teradyne defers revenue for the selling price of installation and training.

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

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the nine months ended October 3, 2010 and October 4, 2009. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

During the nine months ended October 3, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 3, 2010 and December 31, 2009.

	October 3, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$247,596	$—	$—	$247,596
U.S. government agency securities	—	216,668	—	216,668
U.S. Treasury securities	110,260	—	—	110,260
Corporate debt securities	—	70,456	—	70,456
Municipal bonds	—	55,368	—	55,368
Commercial paper	—	51,564	—	51,564
Certificates of deposit and time deposits	—	11,683	—	11,683
Equity and debt mutual funds	7,423	—	—	7,423
Non-U.S. government securities	283	—	—	283

Total	365,562	405,739	—	771,301
Trading securities:
Auction rate securities	—	—	2,786	2,786
Derivatives	—	280	—	280

Total	$365,562	$406,019	$2,786	$774,367

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$247,596	$61,124	$—	$308,720
Marketable securities	57,740	206,141	—	263,881
Long-term marketable securities	60,226	138,474	2,786	201,486
Prepayments and other current assets	—	280	—	280

	$365,562	$406,019	$2,786	$774,367

	December 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$284,236	$—	$—	$284,236
Corporate debt securities	—	21,224	—	21,224
U.S. government agency securities	—	16,418	—	16,418
Certificates of deposit and time deposits	—	15,855	—	15,855
U.S. Treasury securities	12,010	—	—	12,010
Commercial paper	—	8,245	—	8,245
Equity and debt mutual funds	7,499	—	—	7,499
Municipal bonds	—	528	—	528
Non-U.S. government securities	287	—	—	287

Total	304,032	62,270	—	366,302
Trading securities:
Auction rate securities	—	—	23,649	23,649
UBS Put	—	—	2,830	2,830

Total	$304,032	$62,270	$26,479	$392,781

Liabilities
Derivatives	$—	$143	$—	$143

Total	$—	$143	$—	$143

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$284,237	$3,651	$—	$287,888
Marketable securities	8,001	38,932	—	46,933
Long-term marketable securities	11,794	19,687	23,649	55,130
Other assets	—	—	2,830	2,830

	$304,032	$62,270	$26,479	$392,781

Liabilities
Other accrued liabilities	$—	$143	$—	$143

The following table represents changes in the fair value of Level 3 financial assets:

	For the Three Months Ended
	October 3, 2010		October 4, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$2,836	$—	$26,186	$3,070
Sale of auction rate securities	(50)	—	(550)	—
Change in unrealized gain included in interest income	—	—	388	—
Change in unrealized loss included in interest expense and other	—	—	—	(128)

Balance at end of period	$2,786	$—	$26,024	$2,942

	For the Nine Months Ended
	October 3, 2010		October 4, 2009
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$23,649	$2,830	$25,968	$3,330
Sale of auction rate securities and exercise of UBS Put	(21,063)	(2,687)	(550)	—
Change in unrealized gain included in interest income	200	—	1,053	—
Change in unrealized loss included in interest expense and other	—	(143)	(447)	(388)

Balance at end of period	$2,786	$—	$26,024	$2,942

During the nine months ended October 3, 2010, Teradyne recorded a net loss of $0.4 million from sales of marketable securities and exercise of UBS Put. During the nine months ended October 4, 2009, Teradyne recorded a net loss of $1.3 million from sales of marketable securities.

During the nine months ended October 4, 2009, Teradyne determined that it did not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.7 million.

Realized losses from sale of marketable securities, decreases in auction rate securities fair value and other-than-temporary impairment losses are included in interest expense and other. Increases in auction rate securities fair value are included in interest income.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of financial instruments at October 3, 2010 and December 31, 2009 are as follows:

	October 3, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$308,720	$308,720	$287,888	$287,888
Marketable securities	465,367	465,367	102,063	102,063
UBS Put	—	—	2,830	2,830
Convertible debt(1)	141,297	412,063	133,554	392,113
Japan loan	8,387	8,387	9,703	9,703

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	October 3, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$247,596	$—	$—	$247,596	$—
U.S. government agency securities	216,128	548	(8)	216,668	22,064
U.S. Treasury securities	109,995	265	—	110,260	—
Corporate debt securities	70,188	271	(3)	70,456	4,976
Municipal bonds	55,368	2	(2)	55,368	13,836
Commercial paper	51,576	—	(12)	51,564	9,975
Certificates of deposit and time deposits	11,675	8	—	11,683	—
Equity and debt mutual funds	6,715	801	(93)	7,423	874
Non-U.S. government securities	266	17	—	283	—

	$769,507	$1,912	$(118)	$771,301	$51,725

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$308,721	$1	$(2)	$308,720	$13,836
Marketable securities	263,702	193	(14)	263,881	19,537
Long-term marketable securities	197,084	1,718	(102)	198,700	18,352

	$769,507	$1,912	$(118)	$771,301	$51,725

	December 31, 2009
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$284,236	$—	$—	$284,236	$—
Corporate debt securities	21,243	11	(30)	21,224	11,091
U.S. government agency securities	16,418	5	(5)	16,418	6,155
Certificates of deposit and time deposits	15,854	1	—	15,855	—
U.S. Treasury securities	12,014	—	(4)	12,010	10,508
Commercial paper	8,246	—	(1)	8,245	2,397
Equity and debt mutual funds	7,430	622	(553)	7,499	4,139
Municipal bonds	532	—	(4)	528	528
Non-U.S. government securities	269	18	—	287	—

	$366,242	$657	$(597)	$366,302	$34,818

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$287,888	$—	$—	$287,888	$—
Short-term marketable securities	46,928	7	(2)	46,933	16,425
Long-term marketable securities	31,426	650	(595)	31,481	18,393

	$366,242	$657	$(597)	$366,302	$34,818

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

As of October 3, 2010 and December 31, 2009, the fair market value of investments with unrealized losses totaled $51.7 million and $34.8 million, respectively. Teradyne determined that the unrealized losses in the amount of $0.1 million and $0.6 million, respectively, related to these investments are temporary.

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $59.6 million and $56.9 million at October 3, 2010 and December 31, 2009, respectively.

The following table summarizes the fair value of derivative instruments as of October 3, 2010 and December 31, 2009.

	Balance Sheet Location	October 3, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$280	$—
Foreign exchange contracts	Other accrued liabilities	—	143

		$280	$143

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and nine months ended October 3, 2010 and October 4, 2009. The table does not reflect the corresponding gain (loss) from the hedged balance sheet.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$209	$(402)	$(1,054)	$1,241

		$209	$(402)	$(1,054)	$1,241

See Debt footnote E regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a fixed interest rate of 1.4%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At October 3, 2010, approximately $2.4 million of the outstanding loan principal is included in current debt and approximately $6.0 million is classified as long-term debt.

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

During the three months ended October 3, 2010, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of November 10, 2010, no holders have exercised their option to convert their Notes.

Teradyne may not redeem the Notes prior to their maturity. Holders of the Notes may require Teradyne to purchase in cash all or a portion of their Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes involving Teradyne (which include, among

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The notes are classified as long-term debt in the balance sheet at October 3, 2010 and December 31, 2009. The below tables represent the components of Teradyne’s convertible senior notes:

	October 3, 2010	December 31, 2009
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	48,703	56,446

Net carrying amount of the convertible debt	$141,297	$133,554

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Contractual interest expense on the coupon	$2,138	$2,090	$6,509	$4,251
Amortization of the discount component and debt issue fees	2,783	2,533	8,263	4,988

Total interest expense on the convertible debt	$4,921	$4,623	$14,772	$9,239

As of October 3, 2010, the unamortized discount was $48.7 million, which will be amortized over approximately 3.5 years, and the carrying amount of the equity component was $63.4 million. As of October 3, 2010, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $385.2 million.

Revolving Credit Facility

On April 7, 2009, Teradyne terminated its revolving credit facility agreement. Teradyne used approximately $123.3 million of the net proceeds of the Notes offering to repay $122.5 million of principal and $0.8 million of accrued interest outstanding under the revolving credit facility agreement.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	October 3, 2010	December 31, 2009
	(in thousands)
Customer advances	$140,980	$74,887
Maintenance, training and extended warranty	34,960	22,616
Undelivered elements	884	5,551
Acceptance	2,654	530
Other	2,924	3,173

Total deferred revenue and customer advances	$182,402	$106,757

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Balance at beginning of period	$11,062	$5,011	$7,086	$8,372
Accruals for warranties issued during the period	5,299	3,793	14,273	6,967
Accruals related to pre-existing warranties	(360)	170	(23)	(827)
Settlements made during the period	(3,595)	(2,288)	(8,930)	(7,826)

Balance at end of period	$12,406	$6,686	$12,406	$6,686

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Balance at beginning of period	$5,643	$4,647	$4,055	$6,369
Deferral of new extended warranty revenue	2,193	595	5,408	1,472
Recognition of extended warranty deferred revenue	(800)	(1,210)	(2,427)	(3,809)

Balance at end of period	$7,036	$4,032	$7,036	$4,032

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

H. Stock-Based Compensation

During the nine months ended October 3, 2010, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive officers. The total number of restricted stock units granted was 2.6 million at the weighted average grant date fair value of $9.42. Service-based restricted stock units granted to employees and executive officers vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.3 million at the weighted average grant date fair value of $4.10. These stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the nine months ended October 4, 2009, Teradyne granted service-based restricted stock units to employees, and service-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 4.2 million at the weighted average grant date fair value of $4.91. The total number of stock options granted was 1.1 million at the weighted average grant date fair value of $1.97. Restricted stock units and stock options vest in equal installments over four years. These stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
Expected life (years)	4.75	4.75
Interest rate	2.4%	1.6%
Volatility-historical	48.8%	44.9%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Comprehensive Income (Loss)

Comprehensive income (loss) is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Net income (loss)	$147,340	$6,675	$319,589	$(150,761)
Foreign currency translation adjustment	264	(685)	(99)	909
Unrealized gain on investments, net of tax of $0	1,435	745	1,731	2,452
Actuarial gains (losses) arising during period, net of tax of $293, $0, $1,540 and $(984)	342	51	17,929	(10,044)
Amortization included in net periodic pension and post-retirements costs:
Actuarial losses, net of tax of $21, $29, $109 and $176	1,333	970	4,040	3,070
Prior service costs, net of tax of $0	32	139	278	426

Comprehensive income (loss)	$150,746	$7,895	$343,468	$(153,948)

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	October 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$61,166	$59,889	6.1 years
Customer relationships and service and software maintenance contracts	91,271	30,109	61,162	8.6 years
Trade names and trademarks	14,840	5,660	9,180	11.5 years

Total intangible assets	$227,166	$96,935	$130,231	7.6 years

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$47,746	$73,309	6.1 years
Customer relationships and service and software maintenance contracts	91,271	22,187	69,084	8.6 years
Trade names and trademarks	14,840	5,041	9,799	11.5 years

Total intangible assets	$227,166	$74,974	$152,192	7.6 years

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate intangible asset amortization expense was $7.3 million and $22.0 million, respectively, for the three and nine months ended October 3, 2010 and $8.2 million and $24.7 million, respectively, for the three and nine months ended October 4, 2009. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2010 (remainder)	$7,291
2011	27,821
2012	25,732
2013	24,683
2014	21,598

K. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands, except per share amounts)
Net income (loss) for basic net income (loss) per share	$147,340	$6,675	$319,589	$(150,761)
Income impact of assumed conversion of convertible notes	4,438	—	13,203	—

Net income (loss) for diluted net income (loss) per share	$151,778	$6,675	$332,792	$(150,761)
Shares used in net income (loss) per common share-basic	181,239	174,495	179,365	173,216
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible note	34,703	—	34,703	—
Warrants	8,506	1,769	9,618	—
Restricted stock units	2,848	2,153	2,880	—
Stock options	2,044	2,327	2,439	—
Stock purchase rights	49	48	64	—

Dilutive potential common shares	48,150	6,297	49,704	—

Shares used in net income (loss) per common share-diluted	229,389	180,792	229,069	173,216

Net income (loss) per common share-basic	$0.81	$0.04	$1.78	$(0.87)

Net income (loss) per common share-diluted	$0.66	$0.04	$1.45	$(0.87)

The computation of diluted net income per common share for the three and nine months ended October 3, 2010 excludes the effect of the potential exercise of options to purchase approximately 4.4 million and 5.5 million shares and restricted stock units of 0.1 million and 0.1 million shares, respectively, because the effect would have been anti-dilutive.

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

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net loss per common share for the nine months ended October 4, 2009 excludes all outstanding stock options, restricted stock units and warrants because Teradyne had a net loss and inclusion would be anti-dilutive.

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Debt footnote E regarding convertible note hedge transaction.

L. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $2.2 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $1.6 million as of October 3, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Q3 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—	—	—	(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	—	2,905
Provision	—	—	—	766	—	—	766
Change in estimate	—	—	498	—	—	—	498
Cash payments	—	—	(2,079)	(573)	—	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	—	1,517
Provision	—	—	—	—	845	—	845
Change in estimate	—	—	(96)	(5)	—	—	(101)
Cash payments	—	—	(695)	(188)	(387)	—	(1,270)

Balance at July 4, 2010	—	—	533	—	458	—	991
Provision	—	—	—	—	209	1,400	1,609
Change in estimate	—	—	(118)	—	—	—	(118)
Cash payments	—	—	(284)	—	(177)	(187)	(648)

Balance at October 3, 2010	$—	$—	$131	$—	$490	$1,213	$1,834

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)	—	(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	5,220	3,699	815	9,734
Change in estimate	(2,367)	—	—	(2,367)
Cash payments	(1,881)	(493)	—	(2,374)

Balance at October 3, 2010	$972	$3,206	$815	$4,993

During the nine months ended October 3, 2010, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•	$0.8 million of severance charges related to headcount reductions of 14 people, of which $0.4 million and 10 people were in Systems Test Group and $0.4 million and 4 people were in Semiconductor Test.

Q2 2010 Actions:

•	$1.1 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group; and

•	$0.8 million of facility charges in Systems Test Group related to the early exit of leased facilities in Kontich, Belgium and Stockport, United Kingdom.

Q3 2010 Actions:

•	$1.4 million of severance charges related to headcount reductions of 22 people in Systems Test Group.

Q2 2009 Actions:

•	$0.3 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended October 4, 2009, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q3 2009 Actions:

•	$4.4 million of charges across both segments related to the early exit of a leased facility in North Reading, Massachusetts and Novi, Michigan.

Q2 2009 Actions:

•

$14.1 million of severance charges related to headcount reductions of 316 people, of which $9.7 million and 267 people were in Semiconductor Test, $2.7 million and 25 people were in Corporate, and $1.7 million and 24 people were in Systems Test Group.

Q1 2009 Actions:

•

$17.6 million of severance charges related to headcount reductions of 518 people, of which $14.9 million and 460 people were in Semiconductor Test, $1.9 million and 42 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Other

During the nine months ended October 4, 2009, Teradyne recorded the following activity:

•

$1.1 million of long-lived asset impairment charges across both segments primarily related to disposal of fixed assets as a result of the consolidation of Teradyne’s facilities in North Reading, Massachusetts; and

•	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items.

M. Retirement Plans

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of equity and fixed income securities. In addition, Teradyne has foreign unfunded defined benefit pension plans and an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act and the Internal Revenue Code.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of net periodic pension cost for all plans for the three and nine months ended October 3, 2010 and October 4, 2009 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Service cost	$792	$954	$2,782	$3,088
Interest cost	4,422	4,615	13,227	13,842
Expected return on plan assets	(5,020)	(4,795)	(15,153)	(14,508)
Amortization of unrecognized:
Prior service cost	182	197	545	601
Net loss	1,325	942	4,091	3,076
Curtailment gain	—	—	—	(599)
Settlement loss	442	—	442	1,676

Total net periodic pension cost	$2,143	$1,913	$5,934	$7,176

In the nine months ended October 3, 2010, Teradyne made $45.0 million of discretionary contributions to the U.S. Qualified Pension Plan.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Service cost	$15	$27	$42	$82
Interest cost	138	273	530	819
Amortization of unrecognized:
Prior service benefit	(150)	(58)	(267)	(176)
Net loss	29	57	58	171

Total net periodic post-retirement cost	$32	$299	$363	$896

N. Commitments and Contingencies

Purchase Commitments

As of October 3, 2010, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments are for less than one year and aggregate to approximately $233.0 million.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2009. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended October 3, 2010:
Net revenues	$448,273	$53,813	$—	$502,086
Income (loss) before income taxes(1)(2)	158,066	627	(4,677)	154,016
Three months ended October 4, 2009:
Net revenues	$173,149	$89,013	$—	$262,162
Loss (income) before income taxes(1)(2)	(3,486)	12,379	(3,718)	5,175
Nine months ended October 3, 2010:
Net revenues	$1,151,010	$135,475	$—	$1,286,485
Income (loss) before income taxes(1)(2)	367,623	(11,966)	(15,019)	340,638
Nine months ended October 4, 2009:
Net revenues	$354,495	$197,855	$—	$552,350
Loss (income) before income taxes(1)(2)	(146,649)	4,509	(20,121)	(162,261)

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income before income taxes for each of the segments are charges for the three and nine months ended October 3, 2010 and October 4, 2009 that include restructuring and other, net, inventory step-up amortization and provision for excess and obsolete inventory, as follows:

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$3,500	$5,219	$3,996	$16,953
Cost of revenues—sale of previously written down inventory	(871)	—	(5,510)	—
Cost of revenues—inventory step-up	—	5,700	—	10,863
Restructuring and other, net	91	4,738	1,172	29,409

Total	$2,720	$15,657	$(342)	$57,225

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$238	$757	$1,407	$6,728
Cost of revenues—sale of previously written down inventory	(441)	—	(1,034)	—
Restructuring and other, net	(866)	377	1,053	3,840

Total	$(1,069)	$1,134	$1,426	$10,568

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
	(in thousands)
Restructuring and other, net	$(84)	$74	$(120)	$3,175

Total	$(84)	$74	$(120)	$3,175

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commencing in the fourth quarter of 2009, we have experienced improvement in our Semiconductor Test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs. As the last four quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except as stated below, management believes that there have been no significant changes during the nine months ended October 3, 2010 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis. Adoption had no material impact on our financial position or results of operations in the three and nine months ended October 3, 2010.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
Percentage of total net revenues:
Net revenue:
Products	87%	78%	85%	70%
Services	13	22	15	30

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	38	48	38	50
Cost of services	7	11	8	16

Total cost of revenues	45	59	45	66

Gross profit	55	41	55	34
Operating expenses:
Engineering and development	10	15	12	22
Selling and administrative	12	18	14	27
Acquired intangible asset amortization	1	3	2	4
Restructuring and other, net	0	2	0	7

Total operating expenses	23	38	27	60

Income (loss) from operations	31	3	28	(26)
Interest & other	(1)	(1)	(1)	(3)

Income (loss) before income taxes	31	2	26	(29)
Provision (benefit) for income taxes	1	(1)	2	(2)

Net income (loss)	29%	3%	25%	(27)%

Provision/benefit for income taxes as percentage of income (loss) before income taxes	4%	(29)%	6%	(7)%

Results of Operations

Third Quarter 2010 Compared to Third Quarter 2009

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	October 3, 2010	October 4, 2009
Semiconductor Test	0.6	1.3
Systems Test Group	1.7	0.6
Total Company	0.7	1.1

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	October 3, 2010	October 4, 2009
	(in millions)
Semiconductor Test	$448.3	$173.1	$275.2
Systems Test Group	53.8	89.1	(35.3)

	$502.1	$262.2	$239.9

Net revenues increased by $239.9 million or 92%, primarily due to the increase in Semiconductor Test revenue of $275.2 million or 159%, as a result of higher sales across all System-on-Chip products with power management, microcontroller and mobile/wireless being the strongest. Systems Test Group revenue was down by $35.3 million or 40%, primarily due to the decrease in sales of HDD test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	October 3, 2010	October 4 2009
Malaysia	21%	15%
Taiwan	15	15
United States	13	19
China	11	7
Philippines	11	2
Singapore	9	12
Korea	8	5
Europe	6	7
Japan	5	6
Thailand	—	11
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	October 3, 2010	October 4, 2009
	(in millions)
Gross Profit	$275.8	$106.8	$169.0
Percent of Total Revenue	54.9%	40.7%	14.2

Gross profit as a percentage of revenue increased 14.2 percentage points. This increase was the result of an increase of 8.3 points from higher sales volume and an increase of 7.7 points related to product mix. These increases were partially offset by a decrease of 1.8 points primarily due to higher variable compensation.

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

During the three months ended October 3, 2010, we recorded an inventory provision of $3.7 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $3.7 million of total excess and obsolete provisions recorded in the three months ended October 3, 2010, $3.5 million was related to Semiconductor Test and $0.2 million was related to Systems Test Group.

During the three months ended October 4, 2009, we recorded an inventory provision of $6.0 million included in cost of revenues, due to the following factors:

•

Downward revisions to previously forecasted demand levels as a result of economic conditions experienced in the semiconductor industry in the third quarter of 2009 resulted in an inventory provision of $3.5 million for inventory not expected to be consumed; and

•

A decline in demand versus forecast for our Liquid Crystal Display (“LCD”) test product due to the global economic downturn, lower product pricing by competitors, the introduction of a new product by a competitor and consolidation among a number of the expected buyers of the product, resulted in an inventory provision of $2.5 million.

Of the $6.0 million of total excess and obsolete provisions recorded in the three months ended October 4, 2009, $5.2 million was related to Semiconductor Test and $0.8 million was related to Systems Test Group.

During the three months ended October 3, 2010 and October 4, 2009, we scrapped $1.6 million and $27.0 million of inventory, respectively. During the three months ended October 3, 2010 and October 4, 2009, we sold $1.3 million and $0.6 million, respectively, of previously written-down or written-off inventory. As of October 3, 2010, we had inventory related reserves for amounts which had been written-down or written-off totaling $127.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 3, 2010	October 4 2009
	(in millions)
Engineering and Development	$50.1	$38.3	$11.8
Percent of Total Revenue	10.0%	14.6%

The increase of $11.8 million in engineering and development expenses is due primarily to an $8.5 million increase in variable compensation, $1.5 million due to increased project spending and $1.8 million from the restoration of temporary pay cuts.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 3, 2010	October 4, 2009
	(in millions)
Selling and Administrative	$61.1	$46.3	$14.8
Percent of Total Revenue	12.2%	17.7%

The increase of $14.8 million in selling and administrative expenses is due primarily to a $13.0 million increase in variable compensation, and $2.9 million from the restoration of temporary pay cuts, partially offset by a $1.1 million decrease in spending related to cost reduction initiatives taken in 2009.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activities related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $2.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $1.6 million as of October 3, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Q3 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—	—	—	(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	—	2,905
Provision	—	—	—	766	—	—	766
Change in estimate	—	—	498	—	—	—	498
Cash payments	—	—	(2,079)	(573)	—	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	—	1,517
Provision	—	—	—	—	845	—	845
Change in estimate	—	—	(96)	(5)	—	—	(101)
Cash payments	—	—	(695)	(188)	(387)	—	(1,270)

Balance at July 4, 2010	—	—	533	—	458	—	991
Provision	—	—	—	—	209	1,400	1,609
Change in estimate	—	—	(118)	—	—	—	(118)
Cash payments	—	—	(284)	—	(177)	(187)	(648)

Balance at October 3, 2010	$—	$—	$131	$—	$490	$1,213	$1,834

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)	—	(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	5,220	3,699	815	9,734
Change in estimate	(2,367)	—	—	(2,367)
Cash payments	(1,881)	(493)	—	(2,374)

Balance at October 3, 2010	$972	$3,206	$815	$4,993

During the three months ended October 3, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure and credits related to an early exit of previously impaired facilities. The restructuring activity consisted of the following:

Q3 2010 Actions:

•	$1.4 million of severance charges related to headcount reductions of approximately 22 people in Systems Test Group.

Q2 2010 Actions:

•	$0.2 million of additional severance charges related to headcount reductions in Systems Test Group.

Q2 2009 Actions:

•	$(0.1) million credits related to a change in the estimated severance benefits related to headcount reduction activities across both segments. Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

During the three months ended October 4, 2009, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q3 2009 Actions:

•	$4.4 million of charges across both segments related to the early exit of leased facilities in North Reading, Massachusetts and Novi, Michigan.

Q2 2009 Actions:

•	$1.3 million of additional severance charges related to headcount reductions across both segments.

Other

During the three months ended October 4, 2009, Teradyne recorded $(0.5) million of credits related to finalization of certain Eagle Test purchase accounting items.

Interest and Other

Interest income increased by $0.5 million from the third quarter of 2009 to 2010. Interest expense and other increased by $1.0 million from the third quarter of 2009 to 2010. Interest expense and other for the third quarter of 2010 included $4.9 million of interest expense related to our convertible debt. Interest expense and other for the third quarter of 2009 included $4.3 million of interest expense related to our convertible debt.

Income Taxes

For the three months ended October 3, 2010, we recorded a tax provision of $6.7 million, which consisted primarily of foreign taxes. For the three months ended October 4, 2009, we recorded a tax benefit of $1.5 million primarily due to tax refunds recorded for U.S. loss carrybacks. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 3, 2010 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Nine Months of 2010 Compared to Nine Months of 2009

Revenue

Net revenues for our two reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	October 3, 2010	October 4, 2009
	(in millions)
Semiconductor Test	$1,151.0	$354.5	$796.5
Systems Test Group	135.5	197.9	(62.4)

	$1,286.5	$552.4	$734.1

Net revenues increased by $734.1 million or 133%, primarily due to the increase in Semiconductor Test revenue of $796.5 million or 225%, as a result of higher sales across all System-on-Chip products with power management, microcontroller and mobile/wireless being the strongest. System Test Group revenue was down by $62.4 million or 32%, primarily due to the decrease in sales of HDD test systems and Mil/Aero test instrumentation.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
Taiwan	20%	13%
United States	14	26
Malaysia	13	9
Philippines	11	3
Singapore	10	10
China	9	5
Europe	7	10
Korea	7	4
Japan	5	7
Thailand	3	11
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	October 3, 2010	October 4, 2009
	(in millions)
Gross Profit	$703.6	$187.2	$516.4
Percent of Total Revenue	54.7%	33.9%	20.8

Gross profit as a percentage of revenue increased 20.8 percentage points. This increase was the result of an increase of 13.9 points from higher sales volume and an increase of 8.2 points related to product mix. These increases were partially offset by a decrease of 1.3 points primarily due to higher variable compensation.

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

During the nine months ended October 3, 2010, we recorded an inventory provision of $5.4 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $5.4 million of total excess and obsolete provisions recorded in the nine months ended October 3, 2010, $4.0 million was related to Semiconductor Test and $1.4 million was related to Systems Test Group.

During the nine months ended October 4, 2009, we recorded an inventory provision of $23.7 million included in cost of revenues, due to the following factors:

•

Downward revisions to previously forecasted demand levels as a result of worsening economic conditions experienced in the semiconductor and automotive industries in the first nine months of 2009 resulted in an inventory provision of $15.1 million for inventory not expected to be consumed; and

•

A decline in demand versus forecast for our Liquid Crystal Display (“LCD”) test product due to the global economic downturn, lower product pricing by competitors, the introduction of a new product by a competitor and consolidation among a number of the expected buyers of the product, resulted in an inventory provision of $5.9 million; and

•

During late 2008, we introduced the next versions of our Nextest Magnum memory test product. At that time, it was anticipated that demand would continue for the existing version of the product within its installed base of customers. An overall decline in the memory market combined with a portion of our customers accelerating their purchasing of the newer version of the product resulted in an inventory provision of $2.7 million.

Of the $23.7 million of total excess and obsolete provisions recorded in the nine months ended October 4, 2009, $17.0 million was related to Semiconductor Test and $6.7 million was related to Systems Test Group.

During the nine months ended October 3, 2010 and October 4, 2009, we scrapped $3.7 million and $29.0 million of inventory, respectively. During the nine months ended October 3, 2010, we sold $6.5 million of previously written-down or written-off inventory. As of October 3, 2010, we had inventory related reserves for amounts which had been written-down or written-off totaling $127.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 3, 2010	October 4, 2009
	(in millions)
Engineering and Development	$149.6	$123.9	$25.7
Percent of Total Revenue	11.6%	22.4%

The increase of $25.7 million in engineering and development expenses is due primarily to a $19.5 million increase in variable compensation and $6.2 million increase from the restoration of temporary pay cuts.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 3, 2010	October 4, 2009
	(in millions)
Selling and Administrative	$175.3	$148.9	$26.4
Percent of Total Revenue	13.6%	27.0%

The increase of $26.4 million in selling and administrative expenses is due primarily to a $27.6 million increase in variable compensation and $9.9 million from the restoration of temporary pay cuts, offset by an $11.1 million decrease in other spending related to workforce reductions and other cost reduction initiatives taken in 2009.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by the end of 2010. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $2.2 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $1.6 million as of October 3, 2010.

Severance and Benefits:

	Pre-2009 Actions	Q1 2009 Actions	Q2 2009 Actions	Q1 2010 Actions	Q2 2010 Actions	Q3 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$5,423	$—	$—	$—	$—	$—	$5,423
Provision	—	17,630	15,940	—	—	—	33,570
Cash payments	(5,423)	(17,630)	(13,035)	—	—	—	(36,088)

Balance at December 31, 2009	—	—	2,905	—	—	—	2,905
Provision	—	—	—	766	—	—	766
Change in estimate	—	—	498	—	—	—	498
Cash payments	—	—	(2,079)	(573)	—	—	(2,652)

Balance at April 4, 2010	—	—	1,324	193	—	—	1,517
Provision	—	—	—	—	845	—	845
Change in estimate	—	—	(96)	(5)	—	—	(101)
Cash payments	—	—	(695)	(188)	(387)	—	(1,270)

Balance at July 4, 2010	—	—	533	—	458	—	991
Provision	—	—	—	—	209	1,400	1,609
Change in estimate	—	—	(118)	—	—	—	(118)
Cash payments	—	—	(284)	—	(177)	(187)	(648)

Balance at October 3, 2010	$—	$—	$131	$—	$490	$1,213	$1,834

Facility Exit Costs:

	Pre-2009 Actions	Q3 2009 Actions	Q2 2010 Actions	Total
	(in thousands)
Balance at December 31, 2008	$9,303	$—	$—	$9,303
Provision	—	4,420	—	4,420
Change in estimate	(417)	—	—	(417)
Cash payments	(2,645)	(285)	—	(2,930)
Other	—	100	—	100

Balance at December 31, 2009	6,241	4,235	—	10,476
Cash payments	(468)	(272)	—	(740)

Balance at April 4, 2010	5,773	3,963	—	9,736
Provision	—	—	815	815
Cash payments	(553)	(264)	—	(817)

Balance at July 4, 2010	5,220	3,699	815	9,734
Change in estimate	(2,367)	—	—	(2,367)
Cash payments	(1,881)	(493)	—	(2,374)

Balance at October 3, 2010	$972	$3,206	$815	$4,993

During the nine months ended October 3, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•

$0.8 million of severance charges related to headcount reductions of approximately 14 people, of which $0.4 million and 10 people were in Systems Test Group and $0.4 million and 4 people were in Semiconductor Test.

Q2 2010 Actions:

•	$1.0 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group; and

•	$0.8 million of facility charges in Systems Test Group related to the early exit of leased facilities in Kontich, Belgium and Stockport, United Kingdom.

Q3 2010 Actions:

•	$1.4 million of severance charges related to headcount reductions of approximately 22 people in Systems Test Group.

Q2 2009 Actions:

•	$0.3 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

During the nine months ended October 4, 2009, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure in light of the industry wide decline in orders for semiconductor equipment. The restructuring charges consisted of the following activities:

Q3 2009 Actions:

•	$4.4 million of charges across both segments related to the early exit of a leased facilities in North Reading, Massachusetts and Novi, Michigan.

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

Other

During the nine months ended October 4, 2009, we recorded the following activity:

•

$1.1 million of long-lived asset impairment charges across both segments primarily related to disposal of fixed assets as a result of the consolidation of our facilities in North Reading, Massachusetts; and

•	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items.

Interest and Other

Interest income increased by $3.1 million from the first nine months of 2009 to 2010 due primarily to a gain from the sale of auction rate securities of $2.7 million. Interest expense and other increased by $1.5 million from the first nine months of 2009 to 2010 due primarily to a loss of $2.7 million on the exercise of the auction rate securities related UBS Put and $5.4 million increase in interest expense related to our convertible note, partially offset by a $0.7 million decrease in realized and other–than-temporary impairment losses on our marketable securities and $1.4 million decrease in foreign exchange losses. In addition, the first nine months of 2009 included $2.1 million of interest expense related to the revolving credit facility and $2.5 million other expense related to the write off of the remaining debt issue costs due to the termination of our revolving credit facility agreement.

Income Taxes

For the nine months ended October 3, 2010, we recorded a tax provision of $21.0 million, which consisted primarily of foreign taxes. For the nine months ended October 4, 2009, we recorded a tax benefit of $11.5 million primarily due to benefiting operating losses in foreign jurisdictions. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 3, 2010 for deferred tax assets in the U.S. and Singapore. We do not expect to significantly reduce our valuation allowance until sufficient positive evidence exists, including sustained profitability, that realization is more likely than not.

Contractual Obligations

The following table reflects our contractual obligations as of October 3, 2010:

Payments Due by Period	Purchase Commitments	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
	(in thousands)
2010	$232,900	$4,035	$—	$—	$1,172	$238,107
2011	—	11,556	2,396	8,658	—	22,610
2012	—	9,632	2,396	8,625	—	20,653
2013	—	6,324	2,396	8,592	—	17,312
2014	—	4,889	191,198	4,307	—	200,394
Beyond 2014	—	4,811	—	—	—	4,811

Total	$232,900	$41,247	$198,386	$30,182	$1,172	$503,887

(1)	Non-cancelable lease payments have not been reduced by sublease income of $1.6 million due in the future under non-cancelable sublease agreements.

As of October 3, 2010, the total amount of unrecognized tax benefit for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $9.1 million and $1.4 million, respectively, and was included in long-term other accrued liabilities. We are unable to make a reasonably reliable estimate of when a cash settlement will occur with tax authorities as the timing of examinations and ultimate resolutions of those examinations is uncertain.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased by $380.5 million in the first nine months of 2010 to $899.3 million. Cash activity for the first nine months of 2010 and 2009 was as follows:

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
	(in millions)
Cash provided by operating activities:
Net income (loss), adjusted for non-cash items	$424.7	$(19.1)
Change in operating assets and liabilities, net of businesses acquired	(34.7)	75.2

Total cash provided by operating activities	390.0	56.1

Total cash used for investing activities	(412.5)	(37.6)

Total cash provided by financing activities	39.9	64.6

Effects on exchange rate changes on cash and cash equivalents	(0.2)	0.9

Increase in cash and cash equivalents	$17.2	$84.0

In the nine months ended October 3, 2010, changes in operating assets and liabilities, net of businesses acquired, used cash of $34.7 million. This was due to a $169.6 million increase in operating assets and a $134.9 million increase in operating liabilities. The increase in operating assets was due to an increase in accounts receivable of $181.3 million due to higher sales volume, partially offset by a $10.8 million decrease in inventories, and a decrease in other current assets of $0.9 million. The increase in operating liabilities was due to a $68.4 million increase in customer advance payments, a $7.2 million increase in deferred revenue, a $50.8 million decrease in pension liabilities due to pension contributions, a $4.3 million decrease in other accrued expenses due to convertible note interest payments, partially offset by a $66.6 million increase in accounts payable, a $30.1 million increase in accrued employee compensation due to higher variable compensation, a $14.6 million increase in accrued income taxes, and a $6.6 million increase in other accrued liabilities.

Investing activities during the nine months ended October 3, 2010 used cash of $412.5 million, due to $478.3 million used for purchases of marketable securities and $54.0 million used for purchases of property, plant and equipment, partially offset by proceeds from sales of marketable securities that provided cash of $118.6 million, and proceeds from life insurance that provided cash of $1.1 million.

Financing activities during the nine months ended October 3, 2010 provided cash of $39.9 million, $42.2 million was from the issuance of common stock under stock option and stock purchase plans which was offset by $2.3 million of cash used for a payment on a long-term debt related to the Japan loan.

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

During the nine months ended October 4, 2009, financing activities provided cash of $64.6 million due to approximately $163.0 million of net proceeds from the issuance of the senior convertible notes, $10.0 million of long-term debt proceeds from a loan in Japan and $15.3 million from the issuance of common stock under stock option and stock purchase plans. These increases were partially offset by $122.5 million of cash used for the repayment of our revolving credit facility and $1.1 million of cash used for principal payment on long-term debt.

We believe our cash, cash equivalents and marketable securities balance of $899.3 million will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

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

In November 2007, Teradyne’s Board of Directors (the “Board”) authorized a $400 million stock repurchase program. During the three months ended October 3, 2010, Teradyne did not repurchase any shares of common stock. The cumulative repurchases as of October 3, 2010 total 8.5 million shares of common stock for $102.6 million at an average price of $12.14 per share. As of November 4, 2008, the Board suspended the stock repurchase program.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended October 3, 2010 (in thousands):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 5, 2010 – August 1, 2010	—	$—	—	$297,375
August 2, 2010 – August 29, 2010	—	$—	—	$297,375
August 30, 2010 – October 3, 2010	—	$—	—	$297,375

Item 6:	Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

November 10, 2010