Form 10-Q
period 2011-04-03
TERADYNE, INC
filed 2011-05-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 9, 2011 was 185,438,574 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 3, 2011	December 31, 2010
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$420,267	$397,737
Marketable securities	435,575	409,061
Accounts receivable, net of allowance for doubtful accounts of $4,182 and $3,752 at April 3, 2011 and December 31, 2010, respectively	186,254	168,756
Inventories:
Parts	91,294	90,982
Assemblies in process	22,382	16,359
Finished goods	16,016	9,500

	129,692	116,841
Deferred tax assets	22,634	22,730
Prepayments and other current assets	56,375	52,780
Current assets from discontinued operations	—	8,713

Total current assets	1,250,797	1,176,618
Property, plant and equipment, at cost	789,553	773,374
Less: accumulated depreciation	556,584	542,266

Net property, plant and equipment	232,969	231,108
Long-term marketable securities	244,466	248,696
Retirement plan assets	14,345	13,981
Intangible assets, net	115,649	122,941
Other assets	16,472	16,542
Long-term assets from discontinued operations	—	469

Total assets	$1,874,698	$1,810,355

LIABILITIES
Current liabilities:
Accounts payable	$109,988	$81,142
Accrued employees’ compensation and withholdings	62,036	105,374
Deferred revenue and customer advances	94,216	105,568
Other accrued liabilities	56,613	57,145
Accrued income taxes	8,199	8,465
Current debt	2,417	2,450
Current liabilities from discontinued operations	—	3,560

Total current liabilities	333,469	363,704
Long-term deferred revenue and customer advances	58,357	71,558
Retirement plan liabilities	74,435	72,071
Deferred tax liabilities	9,756	9,849
Long-term other accrued liabilities	19,501	19,448
Long-term debt	151,748	150,182
Long-term liabilities of discontinued operations	—	1,355

Total liabilities	647,266	688,167

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 185,250 shares and 182,035 shares issued and outstanding at April 3, 2011 and December 31, 2010, respectively	23,156	22,755
Additional paid-in capital	1,275,122	1,269,525
Accumulated other comprehensive loss	(123,842)	(128,216)
Retained earnings (accumulated deficit)	52,996	(41,876)

Total shareholders’ equity	1,227,432	1,122,188

Total liabilities and shareholders’ equity	$1,874,698	$1,810,355

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands, except per share amounts)
Net revenues:
Products	$315,719	$263,486
Services	61,442	55,852

Total net revenues	377,161	319,338
Cost of revenues:
Cost of products	153,363	120,872
Cost of services	31,389	28,589

Total cost of revenues	184,752	149,461

Gross profit	192,409	169,877
Operating expenses:
Engineering and development	47,977	47,937
Selling and administrative	58,229	54,686
Acquired intangible asset amortization	7,291	7,356
Restructuring and other, net	413	904

Total operating expenses	113,910	110,883

Income from operations	78,499	58,994
Interest income	1,287	502
Interest expense and other	(6,176)	(5,567)

Income from continuing operations before income taxes	73,610	53,929
Income tax provision	5,486	4,830

Income from continuing operations	68,124	49,099
Income from discontinued operations before income taxes	1,278	1,001
Income tax benefit	(267)	—

Income from discontinued operations	1,545	1,001
Gain on disposal of discontinued operations (net of income tax provision of $4,578)	25,203	—

Net income	$94,872	$50,100

Net income per common share from continuing operations:
Basic	$0.37	$0.28

Diluted	$0.29	$0.24

Net income per common share:
Basic	$0.51	$0.28

Diluted	$0.41	$0.24

Weighted average common share—basic	184,720	176,867

Weighted average common share—diluted	232,080	226,277

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$94,872	$50,100
Less: income from discontinued operations	1,545	1,001
Less: gain on disposal of discontinued operations	25,203	—

Income from continuing operations	68,124	49,099
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	13,057	13,195
Amortization	12,442	11,935
Stock-based compensation	7,464	7,973
Provision for excess and obsolete inventory	4,627	1,177
Other	619	709
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(17,498)	(53,865)
Inventories	(10,709)	16,384
Other assets	(2,540)	20,066
Deferred revenue and customer advances	(24,553)	(35,414)
Accounts payable and accrued expenses	(26,014)	243
Retirement plan contributions	(1,176)	(6,659)

Net cash provided by operating activities from continuing operations	23,843	24,843
Net cash (used for) provided by operating activities from discontinued operations	(4,225)	1,243

Net cash provided by operating activities	19,618	26,086
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,131)	(17,587)
Purchases of available-for-sale marketable securities	(211,289)	(95,399)
Proceeds from sales and maturities of available-for-sale marketable securities	188,448	7,069
Proceeds from sales of trading marketable securities	—	150

Net cash used for investing activities from continuing operations	(44,972)	(105,767)
Net cash provided by investing activities from discontinued operations	39,030	—

Net cash used for investing activities	(5,942)	(105,767)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	10,076	6,079
Payments of long-term debt	(1,222)	(1,123)

Net cash provided by financing activities	8,854	4,956

Increase (decrease) in cash and cash equivalents	22,530	(74,725)
Cash and cash equivalents at beginning of period	397,737	416,737

Cash and cash equivalents at end of period	$420,267	$342,012

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. The Company

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automatic test equipment. Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems; and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, hard disk drive test (“HDD”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “Systems Test Group”).

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on March 1, 2011 for the year ended December 31, 2010.

On March 21, 2011, Teradyne completed the sale of Diagnostic Solutions, its automotive diagnostic and test business unit. The results of operations of Diagnostic Solutions as well as balance sheet and cash flow amounts pertaining to this business have been classified as discontinued operations in the condensed consolidated financial statements (see Note D “Discontinued Operations”).

Preparation of Financial Statements

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update (“ASU”) 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. Teradyne adopted this final consensus prospectively in January 2011. Adoption had no material impact on Teradyne’s financial position, cash flows or results of operations.

D. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.6 million in cash, subject to a post closing working capital adjustment. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the three months ended April 3, 2011 and April 4, 2010 were as follows:

	April 3, 2011	April 4, 2010
	(in thousands)
Net revenues	$9,086	$10,285

Income from discontinued operations before income taxes	$1,278	$1,001
Gain from disposal of discontinued operations before income taxes	29,781	—
Income tax provision	4,311	—

Income from discontinued operations	$26,748	$1,001

E. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three months ended April 3, 2011 and April 4, 2010. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

During the three months ended April 3, 2011and April 4, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 3, 2011 and December 31, 2010.

	April 3, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
U.S. government agency securities	$—	$281,885	$—	$281,885
Money market funds	248,916	—	—	248,916
Commercial paper	—	172,330	—	172,330
U.S. Treasury securities	141,118	—	—	141,118
Corporate debt securities	—	97,635	—	97,635
Certificates of deposit and time deposits	—	15,234	—	15,234
Equity and debt mutual funds	8,685	—	—	8,685
Non-U.S. government securities	293	—	—	293

Total	399,012	567,084	—	966,096
Derivatives	—	377	—	377

Total	$399,012	$567,461	$—	$966,473

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$248,916	$37,139	$—	$286,055
Marketable securities	71,411	364,164	—	435,575
Long-term marketable securities	78,685	165,781	—	244,466
Prepayments and other current assets	—	377	—	377

	$399,012	$567,461	$—	$966,473

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
U.S. government agency securities	$—	$341,510	$—	$341,510
Money market funds	238,607	—	—	238,607
U.S. Treasury securities	138,707	—	—	138,707
Commercial paper	—	103,448	—	103,448
Corporate debt securities	—	92,578	—	92,578
Certificates of deposit and time deposits	—	11,076	—	11,076
Equity and debt mutual funds	8,003	—	—	8,003
Non-U.S. government securities	278	—	—	278

Total	$385,595	$548,612	$—	$934,207

Liabilities
Derivatives	$—	$157	$—	$157

Total	$—	$157	$—	$157

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$238,607	$37,843	$—	$276,450
Marketable securities	62,294	346,767	—	409,061
Long-term marketable securities	84,694	164,002	—	248,696

	$385,595	$548,612	$—	$934,207

Liabilities
Other accrued liabilities	$—	$157	$—	$157

The following table represents changes in the fair value of Level 3 financial assets:

	For the Three Months Ended
	April 3, 2011		April 4, 2010
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$—	$—	$23,649	$2,830
Sale of auction rate securities	—	—	(150)	—
Change in unrealized gain included in interest income	—	—	198	—
Change in unrealized loss included in interest expense and other	—	—	—	(143)

Balance at end of period	$—	$—	$23,697	$2,687

During the three months ended April 3, 2011 and April 4, 2010, Teradyne recorded a loss of $0.2 million and $0.3 million, respectively, from sale of marketable securities. During the three months ended April 4, 2010, Teradyne recorded a gain of $0.2 million for the change in the auction rate securities fair value.

Realized losses from sale of marketable securities, decreases in auction rate securities fair value and other-than-temporary impairment losses are included in interest expense and other. Increases in auction rate securities fair value are included in interest income.

The carrying amounts and fair values of financial instruments at April 3, 2011 and December 31, 2010 are as follows:

	April 3, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable securities	$680,041	$680,041	$657,757	$657,757
Cash equivalents	286,055	286,055	276,450	276,450
Convertible debt(1)	146,916	634,363	144,059	506,350
Japan loan	7,249	7,249	8,573	8,573

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	April 3, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$281,914	$243	$(272)	$281,885	$71,819
Money market funds	248,916	—	—	248,916	—
Commercial paper	172,357	10	(37)	172,330	41,173
U.S. Treasury securities	140,959	191	(32)	141,118	43,466
Corporate debt securities	97,441	302	(108)	97,635	18,968
Certificates of deposit and time deposits	15,219	16	(1)	15,234	2,000
Equity and debt mutual funds	7,455	1,239	(9)	8,685	696
Non-U.S. government securities	293	—	—	293	—

	$964,554	$2,001	$(459)	$966,096	$178,122

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$286,054	$1	$—	$286,055	$—
Marketable securities	435,291	324	(40)	435,575	67,654
Long-term marketable securities	243,209	1,676	(419)	244,466	110,468

	$964,554	$2,001	$(459)	$966,096	$178,122

	December 31, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$341,349	$334	$(173)	$341,510	$97,542
Money market funds	238,607	—	—	238,607	—
U.S. Treasury securities	138,354	360	(7)	138,707	10,030
Commercial paper	103,472	1	(25)	103,448	33,210
Corporate debt securities	92,464	170	(56)	92,578	43,434
Certificates of deposit and time deposits	11,068	8	—	11,076	—
Equity and debt mutual funds	7,056	1,378	(431)	8,003	1,088
Non-U.S. government securities	261	17	—	278	—

	$932,631	$2,268	$(692)	$934,207	$185,304

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$276,447	$3	$—	$276,450	$—
Short-term marketable securities	408,934	178	(51)	409,061	103,761
Long-term marketable securities	247,250	2,087	(641)	248,696	81,543

	$932,631	$2,268	$(692)	$934,207	$185,304

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

As of April 3, 2011, the fair market value of investments with unrealized losses totaled $178.1 million. There were no unrealized losses greater than one year.

As of December 31, 2010, the fair market value of investments with unrealized losses totaled $185.3 million. Of this value, $5.0 million had unrealized losses for greater than one year and $180.3 million had unrealized losses less than one year.

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $38.3 million and $48.3 million at April 3, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments as of April 3, 2011 and December 31, 2010.

	Balance Sheet Location	April 3, 2011	December 31, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$377	$—
Foreign exchange contracts	Other accrued liabilities	—	157

		$377	$157

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three months ended April 3, 2011 and April 4, 2010. The table does not reflect the corresponding gain (loss) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended
		April 3, 2011	April 4, 2010
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$827	$(686)

		$827	$(686)

See Note F “Debt” regarding derivatives related to convertible senior notes.

F. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At April 3, 2011, approximately $2.4 million of the outstanding loan principal is included in current debt and approximately $4.8 million is classified as long-term debt.

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

During the three months ended April 3, 2011, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of May 13, 2011, no holders have exercised their option to convert their Notes.

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

The Notes are classified as long-term debt in the balance sheet at April 3, 2011 and December 31, 2010. The tables below represent the components of Teradyne’s convertible senior notes:

	April 3, 2011	December 31, 2010
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	43,084	45,941

Net carrying amount of the convertible debt	$146,916	$144,059

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Contractual interest expense	$2,209	$2,233
Amortization of the discount component and debt issue fees	3,061	2,697

Total interest expense on the convertible debt	$5,270	$4,930

As of April 3, 2011, the unamortized discount was $43.1 million, which will be amortized over approximately 3.0 years, and the carrying amount of the equity component was $63.4 million. As of April 3, 2011, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $619.1 million.

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	April 3, 2011	December 31, 2010
	(in thousands)
Customer advances	$108,309	$132,559
Maintenance, training and extended warranty	35,636	36,626
Undelivered elements	1,076	1,839
Acceptance	774	2,083
Other	6,778	4,019

Total deferred revenue and customer advances	$152,573	$177,126

H. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Balance at beginning of period	$9,886	$6,435
Accruals for warranties issued during the period	3,577	3,655
Adjustments related to pre-existing warranties	(956)	587
Settlements made during the period	(3,005)	(2,338)

Balance at end of period	$9,502	$8,339

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Balance at beginning of period	$8,972	$4,055
Deferral of new extended warranty revenue	1,939	1,634
Recognition of extended warranty deferred revenue	(1,041)	(1,219)

Balance at end of period	$9,870	$4,470

I. Stock-Based Compensation

During the three months ended April 3, 2011, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive officers. The total number of restricted stock units granted was 1.5 million at a weighted average grant date fair value of $16.23. Restricted stock units vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.1 million at a weighted average grant date fair value of $6.74. The stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the three months ended April 4, 2010, Teradyne granted service-based restricted stock units to employees, and service and performance-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 2.6 million at a weighted average grant date fair value of $9.34. The total number of stock options granted was 0.3 million at a weighted average grant date fair value of $4.10. Restricted stock units and stock options vest in equal installments over four years. The stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Expected life (years)	4.00	4.75
Interest rate	1.5%	2.4%
Volatility-historical	52.1%	48.8%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

J. Comprehensive Income

Comprehensive income is calculated as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Net income	$94,872	$50,100
Foreign currency translation adjustment	2,266	(573)
Unrealized gain on investments, net of tax of $0 and $0	15	697
Actuarial (gains) losses arising during period, net of tax of ($15) and $60	(51)	161
Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $11 and $44	2,078	1,755
Prior service costs, net of tax of $0 and $0	6	123
Settlement loss net of tax of $35 and $140	60	225

Comprehensive income	$99,246	$52,488

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$70,054	$51,001	6.1 years
Customer relationships and service and software maintenance contracts	91,271	35,390	55,881	8.6 years
Trade names and trademarks	14,840	6,073	8,767	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$111,817	$115,649	7.6 years

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$65,610	$55,445	6.1 years
Customer relationships and service and software maintenance contracts	91,271	32,749	58,522	8.6 years
Trade names and trademarks	14,840	5,866	8,974	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$104,525	$122,941	7.6 years

Aggregate intangible asset amortization expense was $7.3 million and $7.4 million, respectively, for the three months ended April 3, 2011 and April 4, 2010. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2011 (remainder)	$20,530
2012	25,732
2013	24,683
2014	21,598
2015	4,575

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands, except per share amounts)
Income from continuing operations	$68,124	$49,099
Income from discontinued operations	1,545	1,001
Gain on disposal of discontinued operations	25,203	—

Net income for basic net income per share	$94,872	$50,100

Income impact of assumed conversion of convertible notes	—	4,387

Net income for diluted net income per share	$94,872	$54,487
Weighted average common shares-basic	184,720	176,867
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes	23,360	34,703
Convertible note hedge warrant shares	18,822	9,123
Restricted stock units	3,512	2,869
Stock options	1,605	2,699
Employee stock purchase rights	61	16

Dilutive potential common shares	47,360	49,410

Weighted average common shares-diluted	232,080	226,277

Net income per common share-basic
Continuing operations	$0.37	$0.28
Discontinued operations	0.14	—

	$0.51	$0.28

Net income per common share-diluted
Continuing operations	$0.29	$0.24
Discontinued operations	0.12	—

	$0.41	$0.24

The computation of diluted net income per common share for the three months ended April 3, 2011 excludes the effect of the potential exercise of stock options to purchase approximately 1.6 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended April 4, 2010 excludes the effect of the potential exercise of stock options to purchase approximately 7.0 million shares and restricted stock units of 0.3 million, because the effect would have been anti-dilutive.

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

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Note F “Debt” regarding convertible note hedge transaction.

M. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $1.0 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $1.0 million as of April 3, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	$—	$2,627	$2,627

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	$331	$—	$331

Balance at April 3, 2011	$331	$2,627	$2,958

During the three months ended April 3, 2011, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure, additional charges for severance benefits related to prior period actions, and changes in estimates related to facility exit costs. The restructuring charges consisted of the following activities:

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test segment.

Pre-2010 Actions:

•

($0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

Q2 2010 Actions:

•	$0.2 million related to additional charges for severance benefits related to headcount reduction activities in Semiconductor Test segment.

Q4 2010 Actions:

•	$0.1 million related to additional charges for severance benefits related to headcount reduction activities in Semiconductor Test segment.

During the three months ended April 4, 2010, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test segment.

Q2 2009 Actions:

•	$0.5 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

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

Components of net periodic pension cost for all plans for the three months ended April 3, 2011 and April 4, 2010 were as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Service cost	$688	$1,045
Interest cost	4,348	4,573
Expected return on plan assets	(4,189)	(4,868)
Amortization of unrecognized:
Prior service cost	155	182
Net loss	2,044	1,745

Total net periodic pension cost	$3,046	$2,677

In the three months ended April 3, 2011, Teradyne contributed $1.2 million, primarily, to its foreign pension plans.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Service cost	$16	$20
Interest cost	136	219
Amortization of unrecognized:
Prior service benefit	(150)	(59)
Net loss	45	54

Total net periodic post-retirement cost	$47	$234

O. Commitments and Contingencies

Purchase Commitments

As of April 3, 2011, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments are for less than one year and aggregate to approximately $239.5 million.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Segment Information

Teradyne’s two reportable segments are Semiconductor Test and Systems Test Group. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for military/aerospace instrumentation test, hard disk drive test and circuit-board test and inspection.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2010. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended April 3, 2011:
Net revenues	$319,250	$57,911	$—	$377,161
Income (loss) from continuing operations before income taxes(1)(2)	75,415	5,188	(6,993)	73,610

Three months ended April 4, 2010:
Net revenues	$289,677	$29,661	$—	$319,338
Income (loss) from continuing operations before income taxes(1)(2)	66,089	(5,451)	(6,709)	53,929

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges for the three months ended April 3, 2011 and April 4, 2010 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$4,442	$492
Restructuring and other, net	891	1,071

Total	$5,333	$1,563

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$185	$685
Restructuring and other, net	(246)	(167)

Total	$(61)	$518

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in thousands)
Restructuring and other, net	$(232)	$—

Total	$(232)	$—

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, hard disk drive test (“HDD”) systems and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “Systems Test Group”).

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), manufacturers of circuit boards, HDD manufacturers, aerospace and military contractors as well as the United States Department of Defense.

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

Commencing in the fourth quarter of 2009, we experienced improvement in our Semiconductor Test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs. As the last five quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

On March 21, 2011, we completed the sale of our Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.6 million in cash, subject to a post closing working capital adjustment. We sold this business as its growth potential as a stand-alone business was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 3, 2011 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We are evaluating changing our method of recognizing actuarial gains and losses for all of our pension plans. Historically, we have amortized actuarial gains and losses into our operating results over the remaining service period of the plan participants, to the extent such gains and losses were outside of a corridor. We are evaluating changing our method to immediately recognize actuarial gains and losses into our operating results.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Percentage of total net revenues:
Net revenue:
Products	84%	83%
Services	16	17

Total net revenues	100	100
Cost of revenues:
Cost of products	41	38
Cost of services	8	9

Total cost of revenues	49	47

Gross profit	51	53
Operating expenses:
Engineering and development	13	15
Selling and administrative	15	17
Acquired intangible asset amortization	2	2
Restructuring and other, net	—	—

Total operating expenses	30	35

Income from operations	21	18
Interest & other	(1)	(2)

Income from continuing operations before income taxes	20	17
Income tax provision	2	2

Income from continuing operations	18	15
Income from discontinued operations before income taxes	—	—
Income tax benefit	—	—

Income from discontinued operations	—	—
Gain on disposal of discontinued operations	7	—

Net income	25%	16%

Results of Operations

First Quarter 2011 Compared to First Quarter 2010

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Semiconductor Test	1.1	1.6
Systems Test Group	1.3	2.1
Total Company	1.2	1.6

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 3, 2011	April 4, 2010
	(in millions)
Semiconductor Test	$319.3	$289.7	$29.6
Systems Test Group	57.9	29.6	28.3

	$377.2	$319.3	$57.9

Net revenues increased by $57.9 million or 18%, primarily due to the increase of $29.6 million or 10% across all Semiconductor Test products, and an increase in Systems Test Group revenue of $28.3 million or 96%, primarily due to the increase in sales of Hard Disk Drive test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	April 3, 2011	April 4 2010
Malaysia	15%	8%
Taiwan	14	25
United States	14	17
Philippines	13	11
Korea	11	2
China	8	7
Japan	8	4
Europe	7	6
Singapore	6	12
Thailand	3	7
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	April 3, 2011	April 4, 2010
	(in millions)
Gross Profit	$192.4	$169.9	$22.5
Percent of Total Revenue	51.0%	53.2%	(2.2)

Gross profit as a percentage of revenue decreased 2.2 percentage points from the first three months of 2010 to 2011. This decrease in gross profit was the result of a decrease of 2.9 points related to product mix and a decrease of 1.1 points due to higher inventory provisions. These decreases were partially offset by an increase of 1.0 points due to higher sales volume, and an increase of 0.8 points due to higher cost absorption.

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

During the three months ended April 3, 2011, we recorded an inventory provision of $4.6 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $4.6 million of total excess and obsolete provisions recorded in the three months ended April 3, 2011, $4.4 million was related to Semiconductor Test and $0.2 million was related to Systems Test Group.

During the three months ended April 4, 2010, we recorded an inventory provision of $1.2 million included in cost of revenues. Of the $1.2 million of total excess and obsolete provisions recorded in the three months ended April 4, 2010, $0.7 million was related to Systems Test Group and $0.5 million was related to Semiconductor Test.

During the three months ended April 3, 2011 and April 4, 2010, we scrapped $0.3 million and $0.9 million of inventory, respectively. During the three months ended April 3, 2011 and April 4, 2010, we sold $3.0 million and $0.0 million, respectively, of previously written-down or written-off inventory. As of April 3, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $125.0 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 3, 2011	April 4 2010
	(in millions)
Engineering and Development	$48.0	$47.9	$0.1
Percent of Total Revenue	12.7%	15.0%

The increase of $0.1 million in engineering and development expenses is due to a net increase in spending for engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 3, 2011	April 4, 2010
	(in millions)
Selling and Administrative	$58.2	$54.7	$3.5
Percent of Total Revenue	15.4%	17.1%

The increase of $3.5 million in selling and administrative expenses is due primarily to an increase in marketing and selling expenses for new products and customers.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $1.0 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $1.0 million as of April 3, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	$—	$2,627	$2,627

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	$331	$—	$331

Balance at April 3, 2011	$331	$2,627	$2,958

During the three months ended April 3, 2011, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure, additional charges for severance benefits related to prior period actions, and changes in estimates related to facility exit costs. The restructuring charges consisted of the following activities:

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Pre-2010 Actions:

•

($0.4) million related to a change in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

Q2 2010 Actions:

•	$0.2 million related to additional charges for severance benefits related to headcount reduction activities in Semiconductor Test segment.

Q4 2010 Actions:

•	$0.1 million related to a change in the estimated severance benefits related to headcount reduction activities in Semiconductor Test segment.

During the three months ended April 4, 2010, Teradyne recorded restructuring charges related to ongoing efforts to lower expenses and its cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test segment.

Q2 2009 Actions:

•	$0.5 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Interest and Other

Interest income increased by $0.8 million, from the first three months of 2010 to 2011, due to an increase in marketable securities. Interest expense and other increased by $0.6 million, from the first three months of 2010 to 2011, primarily due to an increase in interest expense related to our convertible senior notes.

Income Taxes

For the three months ended April 3, 2011 and April 4, 2010, we recorded a tax provision of $5.5 million and $4.8 million, respectively, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at April 3, 2011 for deferred tax assets in the U.S. and Singapore. We will assess the level of the valuation allowance required in the future period. Should more positive than negative evidence regarding the realizability of tax attributes exist in a future period, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Contractual Obligations

The following table reflects our contractual obligations as of April 3, 2011:

Payments Due by Period	Purchase Commitments	Non-cancelable Lease Commitments(1)	Debt	Interest on Debt	Pension Contributions	Total
	(in thousands)
2011	$239,500	$8,517	$1,208	$4,326	$3,524	$257,075
2012	—	10,655	2,416	8,626	—	21,697
2013	—	7,138	2,416	8,592	—	18,146
2014	—	5,313	191,209	4,307	—	200,829
2015	—	3,152	—	—	—	3,152
Beyond 2015	—	1,914	—	—	—	1,914

Total	$239,500	$36,689	$197,249	$25,851	$3,524	$502,813

(1)	Non-cancelable lease payments have not been reduced by sublease income of $1.0 million due in the future under non-cancelable sublease agreements.

As of April 3, 2011, the total amount of unrecognized tax benefit for uncertain tax positions and the accrual for the related interest, net of the federal benefit, was $7.1 million and $1.0 million, respectively, and was included in long-term other accrued liabilities. We are unable to make a reasonably reliable estimate of when a cash settlement will occur with tax authorities as the timing of examinations and ultimate resolutions of those examinations is uncertain.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased by $44.8 million in the first three months of 2011 to $1.1 billion. Cash activity for the first three months of 2011 and 2010 was as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$106.3	$84.1
Change in operating assets and liabilities, net of businesses sold	(82.5)	(59.2)
Cash (used for) provided by discontinued operations	(4.2)	1.2

Total cash provided by operating activities	19.6	26.1

Cash used by investing activities from continuing operations	(45.0)	(105.8)
Cash provided by investing activities from discontinued operations	39.0	—

Total cash used for investing activities	(6.0)	(105.8)

Total cash provided by financing activities	8.9	5.0

Increase (decrease) in cash and cash equivalents	$22.5	$(74.7)

In the three months ended April 3, 2011, changes in operating assets and liabilities, net of businesses sold, used cash of $82.5 million. This was due to a $30.8 million increase in operating assets and a $51.7 million decrease in operating liabilities.

The increase in operating assets was due to a $17.5 million increase in accounts receivable and a $10.7 million increase in inventories due to higher sales volume, and a $2.5 million increase in other current assets. The decrease in operating liabilities was due to a $56.8 million decrease in accrued employee compensation due primarily to profit sharing and variable compensation payments, a $27.1 million decrease in customer advance payments due to shipments of systems prepaid by customers in 2010 and $1.2 million of retirement plan contributions, partially offset by a $28.0 million increase in accounts payable due to increased sales volume, a $2.9 million increase in other accrued liabilities and a $2.5 million increase in deferred revenue.

Investing activities during the three months ended April 3, 2011 used cash of $45.0 million, due to $211.3 million used for purchases of marketable securities and $22.1 million used for purchases of property, plant and equipment, offset by proceeds from sales and maturities of marketable securities that provided cash of $188.4 million.

Investing activities of discontinued operations during the three months ended April 3, 2011, provided cash of $39.0 million. Included in this balance is the net proceeds received for the sale of our Diagnostic Solutions business unit to SPX Corporation on March 21, 2011.

Financing activities during the three months ended April 3, 2011 provided cash of $8.9 million, $10.1 million was from the issuance of common stock under stock option and stock purchase plans which was partially offset by $1.2 million of cash used for a payment on a long-term debt related to the Japan loan.

In the three months ended April 4, 2010, changes in operating assets and liabilities, net of businesses sold, used cash of $59.2 million. This was due primarily to a $35.4 million decrease in customer advances and deferred revenue due to shipments of systems prepaid by customers in 2009, $6.7 million of retirement plan contributions, a $4.0 million decrease in other accrued liabilities due to convertible notes interest payment, and an increase in accounts receivable of $53.9 million, partially offset by a decrease in inventories of $16.4 million due to increased shipments, a decrease in other current assets of $20.1 million, and an increase in accounts payable of $4.3 million due to increased sales volume.

In the three months ended April 4, 2010, investing activities used cash of $105.8 million, due to $95.4 million of purchases of marketable securities and $17.6 million of purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $7.2 million.

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

Equity Compensation Plans

As discussed in Note M “Stock Based Compensation” in our 2010 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Early application and retrospective application are permitted. We adopted this final consensus prospectively in January 2011 and the adoption had no material impact on our financial position or results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2011. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2010.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business with the addition of new risk factors set forth below.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The recent natural disaster in Japan could disrupt our operations and those of our customers and adversely affect our results of operations.

The recent events in Japan, including earthquakes, tsunamis and the related damage, have created economic uncertainty in that country. The combined effect of these events could impact short-term, end-user demand, disrupt our global supply chain for components manufactured in Japan, increase the cost of components that we acquire due to reduced supply, as well as cause other unforeseen effects to our business. As a result of the events in Japan, we purchased buffer inventory for certain components that are sourced in Japan and we may make additional inventory purchases in the future. Based on a review of our global supply chain and the customers’ test facilities we serve in Japan, we do not expect a significant impact on our long-term ability to manufacture and sell our products, however, this situation remains uncertain and there can be no assurance that an adverse effect on our business, financial condition and operating results will not result from these events.

Our operations and the operations of our customers and suppliers are subject to risks of natural catastrophic events, widespread health epidemics, acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations.

Our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Our operations and those of our customers and suppliers are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial conditions and results of operations.

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

In November 2010, the Board cancelled the November 2007 stock repurchase program and authorized a new stock repurchase program for up to $200 million. During the three months ended April 3, 2011, Teradyne did not repurchase any shares of common stock.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended April 3, 2011 (in thousands):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	—	$—	—	$200,000
February 1, 2011 – February 27, 2011	—	$—	—	$200,000
February 28, 2011 – April 3, 2011	—	$—	—	$200,000

Item 6:	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 13, 2011