Form 10-Q
period 2011-07-03
TERADYNE, INC
filed 2011-08-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 201 1

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 8, 2011 was 186,184,101 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2011	December 31, 2010
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455,398	$397,737
Marketable securities	453,942	409,061
Accounts receivable, net of allowance for doubtful accounts of $4,097 and $3,752 at July 3, 2011 and December 31, 2010, respectively	207,823	168,756
Inventories:
Parts	90,964	78,109
Assemblies in process	21,039	16,013
Finished goods	29,515	22,719

	141,518	116,841
Deferred tax assets	22,801	22,730
Prepayments and other current assets	61,946	52,780
Current assets from discontinued operations	—	8,713

Total current assets	1,343,428	1,176,618
Property, plant and equipment, at cost	795,778	773,374
Less: accumulated depreciation	562,346	542,266

Net property, plant and equipment	233,432	231,108
Long-term marketable securities	281,978	248,696
Retirement plan assets	14,456	13,981
Intangible assets, net	108,357	122,941
Other assets	16,644	16,542
Long-term assets from discontinued operations	—	469

Total assets	$1,998,295	$1,810,355

LIABILITIES
Current liabilities:
Accounts payable	$106,993	$81,142
Accrued employees’ compensation and withholdings	75,018	105,374
Deferred revenue and customer advances	98,723	105,568
Other accrued liabilities	59,889	57,145
Accrued income taxes	9,888	8,465
Current debt	2,475	2,450
Current liabilities from discontinued operations	—	3,560

Total current liabilities	352,986	363,704
Long-term deferred revenue and customer advances	50,064	71,558
Retirement plan liabilities	77,154	72,071
Deferred tax liabilities	9,973	9,849
Long-term other accrued liabilities	19,359	19,448
Long-term debt	154,821	150,182
Long-term liabilities of discontinued operations	—	1,355

Total liabilities	664,357	688,167

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 186,002 shares and 182,035 shares issued and outstanding at July 3, 2011 and December 31, 2010, respectively	23,250	22,755
Additional paid-in capital	1,292,727	1,269,525
Accumulated other comprehensive loss	(124,094)	(128,216)
Retained earnings (accumulated deficit)	142,055	(41,876)

Total shareholders’ equity	1,333,938	1,122,188

Total liabilities and shareholders’ equity	$1,998,295	$1,810,355

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands, except per share amounts)
Net revenues:
Products	$341,316	$386,734	$657,035	$650,220
Services	69,203	58,537	130,645	114,389

Total net revenues	410,519	445,271	787,680	764,609
Cost of revenues:
Cost of products	159,995	164,421	313,358	285,294
Cost of services	35,438	29,948	66,827	58,537

Total cost of revenues	195,433	194,369	380,185	343,831

Gross profit	215,086	250,902	407,495	420,778
Operating expenses:
Engineering and development	47,393	49,341	95,370	97,278
Selling and administrative	57,481	57,730	115,710	112,417
Acquired intangible asset amortization	7,291	7,313	14,582	14,668
Restructuring and other, net	1,279	371	1,692	1,274

Total operating expenses	113,444	114,755	227,354	225,637

Income from operations	101,642	136,147	180,141	195,141
Interest income	1,403	3,681	2,690	4,523
Interest expense and other	(5,316)	(7,755)	(11,492)	(13,662)

Income from continuing operations before income taxes	97,729	132,073	171,339	186,002
Income tax provision	7,839	9,543	13,325	14,373

Income from continuing operations	89,890	122,530	158,014	171,629
(Loss) Income from discontinued operations before income taxes	—	(381)	1,278	620
Income tax benefit	—	—	(267)	—

(Loss) Income from discontinued operations	—	(381)	1,545	620
(Loss) Gain on disposal of discontinued operations (net of income tax of $0, $0, $4,578, $0, respectively)	(832)	—	24,371	—

Net income	$89,058	$122,149	$183,930	$172,249

Income per common share from continuing operations:
Basic	$0.48	$0.68	$0.85	$0.97

Diluted	$0.39	$0.55	$0.68	$0.79

Net income per common share:
Basic	$0.48	$0.68	$0.99	$0.97

Diluted	$0.39	$0.55	$0.80	$0.79

Weighted average common share—basic	185,367	179,990	185,044	178,429

Weighted average common share—diluted	230,452	231,541	231,266	228,909

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 3, 2011	July 4, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$183,930	$172,249
Less: income from discontinued operations	1,545	620
Less: gain on disposal of discontinued operations	24,371	—

Income from continuing operations	158,014	171,629
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	25,645	26,403
Amortization	25,291	23,105
Stock-based compensation	14,682	15,141
Provision for excess and obsolete inventory	6,343	1,454
Tax benefit related to stock options and restricted stock units	(3,717)	—
Other	1,424	1,659
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(39,067)	(123,184)
Inventories	(15,006)	24,231
Prepayments and other assets	(10,348)	15,544
Deferred revenue and customer advances	(28,339)	(62,901)
Accounts payable and accrued expenses	(9,279)	52,377
Retirement plan contributions	(5,241)	(24,677)
Accrued income taxes	5,406	11,346

Net cash provided by operating activities from continuing operations	125,808	132,127
Net cash (used for) provided by operating activities from discontinued operations	(4,225)	1,850

Net cash provided by operating activities	121,583	133,977
Cash flows from investing activities:
Purchases of property, plant and equipment	(44,467)	(35,706)
Purchases of available-for-sale marketable securities	(498,541)	(223,820)
Proceeds from sales and maturities of available-for-sale marketable securities	420,477	47,267
Proceeds from sales of trading marketable securities	—	23,700
Proceeds from life insurance	—	1,091

Net cash used for investing activities from continuing operations	(122,531)	(187,468)
Net cash provided by investing activities from discontinued operations	39,062	—

Net cash used for investing activities	(83,469)	(187,468)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	17,052	41,873
Tax benefit related to stock options and restricted stock units	3,717	—
Payments of long-term debt	(1,222)	(1,123)

Net cash provided by financing activities	19,547	40,750

Increase (decrease) in cash and cash equivalents	57,661	(12,741)
Cash and cash equivalents at beginning of period	397,737	416,737

Cash and cash equivalents at end of period	$455,398	$403,996

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

C. Recently Issued Accounting Pronouncements

In March 2010, FASB issued an Accounting Standards Update (“ASU”) 2010-17, “Milestone Method of Revenue Recognition”, to Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” The guidance in this consensus allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. The guidance provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. The scope of this consensus is limited to the transactions involving milestones relating to research and development deliverables. The guidance includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. The consensus is effective prospectively to milestones achieved in fiscal years, and interim periods within those years, after June 15, 2010. Teradyne adopted this final consensus prospectively in January 2011. This adoption had no material impact on Teradyne’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU requires changes in presentation only and Teradyne does not expect it will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. Teradyne is currently evaluating the impact of this new ASU.

D. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and (loss) income from discontinued operations for the three and six months ended July 3, 2011 and July 4, 2010 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Net revenues	$—	$9,505	$9,086	$19,790

(Loss) Income from discontinued operations before income taxes	$—	$(381)	$1,278	$620
(Loss) Gain from disposal of discontinued operations before income taxes	(832)	—	28,949	—
Income tax provision	—	—	4,311	—

(Loss) Income from discontinued operations	$(832)	$(381)	$25,916	$620

E. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the six months ended July 3, 2011 and July 4, 2010. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

During the six months ended July 3, 2011 and July 4, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 3, 2011 and December 31, 2010.

	July 3, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$288,944	$—	$—	$288,944
U.S. government agency securities	—	240,102	—	240,102
Commercial paper	—	235,540	—	235,540
U.S. Treasury securities	138,455	—	—	138,455
Corporate debt securities	—	129,084	—	129,084
Equity and debt mutual funds	8,754	—	—	8,754
Certificates of deposit and time deposits	—	8,381	—	8,381
Non-U.S. government securities	298	—	—	298

Total	436,451	613,107	—	1,049,558
Derivatives	—	135	—	135

Total	$436,451	$613,242	$—	$1,049,693

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$288,944	$24,694	$—	$313,638
Marketable securities	64,529	389,413	—	453,942
Long-term marketable securities	82,978	199,000	—	281,978
Prepayments and other current assets	—	135	—	135

	$436,451	$613,242	$—	$1,049,693

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
U.S. government agency securities	$—	$341,510	$—	$341,510
Money market funds	238,607	—	—	238,607
U.S. Treasury securities	138,707	—	—	138,707
Commercial paper	—	103,448	—	103,448
Corporate debt securities	—	92,578	—	92,578
Certificates of deposit and time deposits	—	11,076	—	11,076
Equity and debt mutual funds	8,003	—	—	8,003
Non-U.S. government securities	278	—	—	278

Total	$385,595	$548,612	$—	$934,207

Liabilities
Derivatives	$—	$157	$—	$157

Total	$—	$157	$—	$157

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$238,607	$37,843	$—	$276,450
Marketable securities	62,294	346,767	—	409,061
Long-term marketable securities	84,694	164,002	—	248,696

	$385,595	$548,612	$—	$934,207

Liabilities
Other accrued liabilities	$—	$157	$—	$157

The following table represents changes in the fair value of Level 3 financial assets:

	For the Three Months Ended
	July 3, 2011		July 4, 2010
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$—	$—	$23,697	$2,687
Sale of auction rate securities and exercise of UBS Put	—	—	(20,863)	(2,687)
Change in unrealized gain included in interest income	—	—	2	—

Balance at end of period	$—	$—	$2,836	$—

	For the Six Months Ended
	July 3, 2011		July 4, 2010
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$—	$—	$23,649	$2,830
Sale of auction rate securities and exercise of UBS Put	—	—	(21,013)	(2,687)
Change in unrealized gain included in interest income	—	—	200	—
Change in unrealized loss included in interest expense and other	—	—	—	(143)

Balance at end of period	$—	$—	$2,836	$—

During the three and six months ended July 3, 2011, Teradyne recorded a net gain of $0.1 million and a net loss $0.1 million, respectively, from sales of marketable securities. During the three and six months ended July 4, 2010, Teradyne recorded a loss of $0.1 million and $0.4 million, respectively, from sales of marketable securities and exercise of UBS Put.

Realized losses from sales of marketable securities, decreases in auction rate securities fair value and other-than-temporary impairment losses are included in interest expense and other. Realized gains from sales of marketable securities and increases in auction rate securities fair value are included in interest income.

The carrying amounts and fair values of financial instruments at July 3, 2011 and December 31, 2010 were as follows:

	July 3, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Marketable securities	$735,920	$735,920	$657,757	$657,757
Cash equivalents	313,638	313,638	276,450	276,450
Convertible debt(1)	149,873	542,213	144,059	506,350
Japan loan	7,423	7,423	8,573	8,573

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	July 3, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$288,944	$—	$—	$288,944	$—
U.S. government agency securities	239,366	764	(28)	240,102	30,074
Commercial paper	235,556	17	(33)	235,540	48,880
U.S. Treasury securities	137,934	533	(12)	138,455	28,665
Corporate debt securities	128,664	497	(77)	129,084	37,248
Equity and debt mutual funds	7,518	1,236	—	8,754	—
Certificates of deposit and time deposits	8,365	16	—	8,381	—
Non-U.S. government securities	298	—	—	298	—

	$1,046,645	$3,063	$(150)	$1,049,558	$144,867

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$313,639	$—	$(1)	$313,638	$10,946
Marketable securities	453,619	367	(44)	453,942	61,468
Long-term marketable securities	279,387	2,696	(105)	281,978	72,453

	$1,046,645	$3,063	$(150)	$1,049,558	$144,867

	December 31, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$341,349	$334	$(173)	$341,510	$97,542
Money market funds	238,607	—	—	238,607	—
U.S. Treasury securities	138,354	360	(7)	138,707	10,030
Commercial paper	103,472	1	(25)	103,448	33,210
Corporate debt securities	92,464	170	(56)	92,578	43,434
Certificates of deposit and time deposits	11,068	8	—	11,076	—
Equity and debt mutual funds	7,056	1,378	(431)	8,003	1,088
Non-U.S. government securities	261	17	—	278	—

	$932,631	$2,268	$(692)	$934,207	$185,304

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$276,447	$3	$—	$276,450	$—
Marketable securities	408,934	178	(51)	409,061	103,761
Long-term marketable securities	247,250	2,087	(641)	248,696	81,543

	$932,631	$2,268	$(692)	$934,207	$185,304

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

As of July 3, 2011, the fair market value of investments with unrealized losses less than one year totaled $144.9 million. There were no unrealized losses greater than one year. As of December 31, 2010, the fair market value of investments with unrealized losses totaled $185.3 million. Of this value, $5.0 million had unrealized losses greater than one year and $180.3 million had unrealized losses less than one year.

Derivatives

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign denominated net monetary assets. Teradyne does not use derivative financial instruments for trading or speculative purposes.

To minimize the effect of exchange rate fluctuations associated with the remeasurement of net monetary assets and liabilities denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings, and is used to offset the change in fair value of the net monetary assets and liabilities denominated in foreign currencies.

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $49.5 million and $48.3 million at July 3, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments at July 3, 2011 and December 31, 2010.

	Balance Sheet Location	July 3, 2011	December 31, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$135	$—
Foreign exchange contracts	Other accrued liabilities	—	157

		$135	$157

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and six months ended July 3, 2011 and July 4, 2010. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(166)	$(574)	$660	$(1,260)

		$(166)	$(574)	$660	$(1,260)

See Note F “Debt” regarding derivatives related to convertible senior notes.

F. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At July 3, 2011, approximately $2.5 million of the outstanding loan principal is included in current debt and approximately $4.9 million is classified as long-term debt.

Convertible Senior Notes

In April 2009, Teradyne issued 4.50% convertible senior notes (the “Notes”) at an aggregate principal amount of $190 million. The Notes will mature on March 15, 2014, unless earlier repurchased by Teradyne or converted. The Notes are senior unsecured obligations and rank equally with all of Teradyne’s existing and future senior debt and senior to any of Teradyne’s subordinated debt.

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

During the three months ended July 3, 2011, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of August 9, 2011, no holders have exercised their option to convert their Notes.

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

The Notes are classified as long-term debt in the balance sheet at July 3, 2011 and December 31, 2010. The tables below represent the components of Teradyne’s convertible senior notes:

	July 3, 2011	December 31, 2010
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	40,127	45,941

Net carrying amount of the convertible debt	$149,873	$144,059

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Contractual interest expense	$2,138	$2,138	$4,346	$4,371
Amortization of the discount component and debt issue fees	3,160	2,783	6,221	5,480

Total interest expense on the convertible debt	$5,298	$4,921	$10,567	$9,851

As of July 3, 2011, the unamortized discount was $40.1 million, which will be amortized over approximately 2.75 years, and the carrying amount of the equity component was $63.4 million. As of July 3, 2011, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $526.8 million.

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	July 3, 2011	December 31, 2010
	(in thousands)
Customer advances	$105,696	$132,559
Maintenance, training and extended warranty	34,739	36,626
Undelivered elements	7,401	5,858
Acceptance	951	2,083

Total deferred revenue and customer advances	$148,787	$177,126

H. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Balance at beginning of period	$9,502	$8,339	$9,886	$6,435
Accruals for warranties issued during the period	3,976	5,202	7,553	8,857
Adjustments related to pre-existing warranties	(1,116)	(234)	(2,072)	354
Settlements made during the period	(3,100)	(2,671)	(6,105)	(5,010)

Balance at end of period	$9,262	$10,636	$9,262	$10,636

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Balance at beginning of period	$9,870	$4,470	$8,972	$4,055
Deferral of new extended warranty revenue	1,861	1,581	3,798	3,215
Recognition of extended warranty deferred revenue	(1,423)	(408)	(2,462)	(1,627)

Balance at end of period	$10,308	$5,643	$10,308	$5,643

I. Stock-Based Compensation

During the six months ended July 3, 2011, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive officers. The total number of restricted stock units granted was 1.7 million at a weighted average grant date fair value of $16.20. Restricted stock units vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.1 million at a weighted average grant date fair value of $6.74. The stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the six months ended July 4, 2010, Teradyne granted service-based restricted stock units to employees, and service and performance-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 2.6 million at a weighted average grant date fair value of $9.42. The total number of stock options granted was 0.3 million at a weighted average grant date fair value of $4.10. Restricted stock units and stock options vest in equal installments over four years. The stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Expected life (years)	4.00	4.75
Interest rate	1.5%	2.4%
Volatility-historical	52.1%	48.8%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted in the first six months of 2011 and 2010 was $3.66 and $3.05, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Expected life (years)	0.5	0.5
Interest rate	0.19%	0.18%
Volatility-historical	41.5%	45.5%
Dividend yield	0.0%	0.0%

J. Comprehensive Income

Comprehensive income is calculated as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Net income	$89,058	$122,149	$183,930	$172,249
Foreign currency translation adjustment	—	210	2,266	(363)
Unrealized gains (losses) on investments, net of tax of $0, $0, $0 and $0	1,298	(401)	1,313	296
Actuarial (losses) gains arising during period, net of tax of $10, $1,121, ($5) and $1,247	(4,150)	17,202	(4,201)	17,587
Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $8, $44, $20 and $90	2,377	953	4,455	2,707
Prior service costs, net of tax of $0, $0, $0 and $0	6	122	12	246
Settlement loss net of tax of $38, $0, $73 and $0	217	—	277	—

Comprehensive income	$88,806	$140,235	$188,052	$192,722

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	July 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$74,500	$46,555	6.1 years
Customer relationships and service and software maintenance contracts	91,271	38,030	53,241	8.6 years
Trade names and trademarks	14,840	6,279	8,561	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$119,109	$108,357	7.6 years

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$65,610	$55,445	6.1 years
Customer relationships and service and software maintenance contracts	91,271	32,749	58,522	8.6 years
Trade names and trademarks	14,840	5,866	8,974	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$104,525	$122,941	7.6 years

Aggregate intangible asset amortization expense was $7.3 million and $14.6 million, respectively, for the three and six months ended July 3, 2011 and $7.3 million and $14.7 million, respectively, for the three and six months ended July 4, 2010. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2011 (remainder)	$13,238
2012	25,732
2013	24,683
2014	21,598
2015	4,575

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands, except per share amounts)
Income from continuing operations	$89,890	$122,530	$158,014	$171,629
(Loss) Income from discontinued operations	—	(381)	1,545	620
(Loss) Gain on disposal of discontinued operations	(832)	—	24,371	—

Net income for basic net income per share	$89,058	$122,149	$183,930	$172,249

Income impact of assumed conversion of convertible notes	—	4,379	—	8,766

Net income for diluted net income per share	$89,058	$126,528	$183,930	$181,015

Weighted average common shares-basic	185,367	179,990	185,044	178,429
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes	22,711	34,703	23,036	34,703
Convertible note hedge warrant shares	17,914	11,225	18,368	10,174
Restricted stock units	3,877	2,924	4,222	2,896
Stock options	469	2,571	508	2,635
Employee stock purchase rights	114	128	88	72

Dilutive potential common shares	45,085	51,551	46,222	50,480

Weighted average common shares-diluted	230,452	231,541	231,266	228,909

Net income per common share-basic
Continuing operations	$0.48	$0.68	$0.85	$0.97
Discontinued operations	—	—	0.14	—

	$0.48	$0.68	$0.99	$0.97

Net income per common share-diluted
Continuing operations	$0.39	$0.55	$0.68	$0.79
Discontinued operations	—	—	0.12	—

	$0.39	$0.55	$0.80	$0.79

The computation of diluted net income per common share for the three and six months ended July 3, 2011 excludes the effect of the potential exercise of stock options to purchase approximately 0.5 million and 1.0 million shares, respectively, because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 4, 2010 excludes the effect of the potential exercise of stock options to purchase approximately 4.5 million and 6.0 million shares and restricted stock units of 0.1 million and 0.4 million shares, respectively, because the effect would have been anti-dilutive.

With respect to the Teradyne’s convertible debt, Teradyne intends to settle its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounts for its conversion spread using the treasury stock method. In the fourth quarter of 2010, Teradyne determined that it had the ability and intent to settle the principal amount of the convertible debt in cash, accordingly as of the fourth quarter of 2010, the principal amount has been excluded from the determination of diluted earnings per share.

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Note F “Debt” regarding convertible note hedge transaction.

M. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $0.9 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $0.8 million as of July 3, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	$—	$2,326	$2,326

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	$177	$—	$177

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	$344	$—	$344

Balance at July 3, 2011	$521	$2,326	$2,847

During the six months ended July 3, 2011, Teradyne recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test segment.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test segment.

Pre-2010 Actions:

•

($0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

Q2 2010 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Q3 2010 Actions:

•	$0.1 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

During the six months ended July 4, 2010, Teradyne recorded the following restructuring charges:

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test segment.

Q2 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 6 people in Systems Test Group segment.

Q2 2009 Actions:

•	$0.5 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Other

During the six months ended July 3, 2011, Teradyne recorded a $0.9 million charge related to a non-U.S. pension settlement.

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

Components of net periodic pension cost for all plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Service cost	$668	$921	$1,493	$1,952
Interest cost	4,459	4,268	8,849	8,816
Expected return on plan assets	(4,187)	(5,273)	(8,375)	(10,140)
Amortization of unrecognized:
Prior service cost	155	181	310	363
Net loss	2,341	1,022	4,386	2,768
Settlement	935	—	935	—

Total net periodic pension cost	$4,371	$1,119	$7,598	$3,759

In the six months ended July 3, 2011, Teradyne contributed $4.4 million primarily to its foreign pension plans.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Service cost	$14	$7	$30	$27
Interest cost	134	174	269	392
Amortization of unrecognized:
Prior service benefit	(150)	(59)	(299)	(117)
Net loss	45	(25)	90	29

Total net periodic post-retirement cost	$43	$97	$90	$331

O. Commitments and Contingencies

Purchase Commitments

As of July 3, 2011, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments are for less than one year and aggregate to approximately $190.7 million.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2010. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 3, 2011:
Net revenues	$343,096	$67,423	$—	$410,519
Income (loss) from continuing operations before income taxes(1)(2)	92,477	9,125	(3,873)	97,729

Three months ended July 4, 2010:
Net revenues	$413,059	$32,212	$—	$445,271
Income (loss) from continuing operations before income taxes(1)(2)	141,911	(5,845)	(3,993)	132,073

Six months ended July 3, 2011:
Net revenues	$662,346	$125,334	$—	$787,680
Income (loss) from continuing operations before income taxes(1)(2)	167,893	14,313	(10,867)	171,339

Six months ended July 4, 2010:
Net revenues	$702,736	$61,873	$—	$764,609
Income (loss) from continuing operations before income taxes(1)(2)	206,997	(11,472)	(9,523)	186,002

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges for the three months and six months ended July 3, 2011 and July 4, 2010 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$1,500	$—	$5,942	$496
Restructuring and other, net	1,279	—	2,170	1,082

Total	$2,779	$—	$8,112	$1,578

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$216	$276	$401	$958
Restructuring and other, net	—	408	(246)	229

Total	$216	$684	$155	$1,187

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(in thousands)
Restructuring and other, net	$—	$(37)	$(232)	$(37)

Total	$—	$(37)	$(232)	$(37)

Q. Subsequent Event

During the period from July 4, 2011 to August 9, 2011, Teradyne repurchased 1.5 million shares of common stock for $17.8 million at an average price of $12.30.

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

Commencing in the fourth quarter of 2009, we experienced improvement in our Semiconductor Test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs. As the last six quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

We regularly face price competition in each of our businesses. More recently, we have been subject to greater price competition in the Semiconductor Test segment. We intend to respond to competitive pricing moves as necessary, which may adversely impact our gross margins. Longer term, we will continue to invest in engineering to lower the cost of test which should help mitigate the impacts from aggressive pricing actions.

On March 21, 2011, we completed the sale of our Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. We sold this business as its growth potential as a stand-alone business was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended July 3, 2011 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Percentage of total net revenues:
Net revenue:
Products	83%	87%	83%	85%
Services	17	13	17	15

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	39	37	40	37
Cost of services	9	7	8	8

Total cost of revenues	48	44	48	45

Gross profit	52	56	52	55
Operating expenses:
Engineering and development	12	11	12	13
Selling and administrative	14	13	15	15
Acquired intangible asset amortization	2	2	2	2
Restructuring and other, net	—	—	—	—

Total operating expenses	28	26	29	30

Income from operations	25	31	23	25
Interest & other	(1)	(1)	(1)	(1)

Income from continuing operations before income taxes	24	30	22	24
Income tax provision	2	2	2	2

Income from continuing operations	22	28	20	22
(Loss) Income from discontinued operations before income taxes	—	—	—	—
Income tax benefit	—	—	—	—

(Loss) Income from discontinued operations	—	—	—	—
(Loss) Gain on disposal of discontinued operations	—	—	3	—

Net income	22%	28%	23%	22%

Results of Operations

Second Quarter 2011 Compared to Second Quarter 2010

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 3, 2011	July 4, 2010
Semiconductor Test	0.8	1.1
Systems Test Group	1.1	1.2
Total Company	0.8	1.1

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2011	July 4, 2010
	(in millions)
Semiconductor Test	$343.1	$413.1	$(70.0)
Systems Test Group	67.4	32.2	35.2

	$410.5	$445.3	$(34.8)

The decrease of $70.0 million or 17% in Semiconductor Test revenue was due to a decrease in System on a Chip product sales partially offset by an increase in memory product sales. The increase in Systems Test Group revenue of $35.2 million or 109% was primarily due to the increase in sales of Hard Disk Drive test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	July 3, 2011	July 4 , 2010
United States	15%	14%
Korea	15	8
Taiwan	12	24
Philippines	11	10
China	11	9
Europe	8	5
Thailand	8	5
Japan	7	4
Malaysia	6	10
Singapore	6	10
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 3, 2011	July 4, 2010
	(in millions)
Gross Profit	$215.1	$250.9	$(35.8)
Percent of Total Revenue	52.4%	56.3%	(3.9)

The decrease in gross profit of 3.9 points was the result of a decrease of 2.0 points related to product mix primarily from higher Hard Disk Drive test system sales, a decrease of 1.3 points due to lower sales of previously written down inventory and higher inventory provisions, and a decrease of 0.3 points due to lower volume.

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

During the three months ended July 3, 2011, we recorded an inventory provision of $1.7 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $1.7 million of total excess and obsolete provisions recorded in the three months ended July 3, 2011, $1.5 million was related to Semiconductor Test and $0.2 million was related to Systems Test Group.

During the three months ended July 4, 2010, we recorded an inventory provision of $0.3 million included in cost of revenues related to Systems Test Group.

During the three months ended July 3, 2011 and July 4, 2010, we scrapped $2.2 million and $1.0 million of inventory, respectively. During the three months ended July 3, 2011 and July 4, 2010, we sold $0.8 million and $5.2 million, respectively, of previously written-down or written-off inventory. As of July 3, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $124.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2011	July 4, 2010
	(in millions)
Engineering and Development	$47.4	$49.3	$(1.9)
Percent of Total Revenue	11.5%	11.1%

The decrease of $1.9 million in engineering and development expenses is due to a decrease in spending for engineering projects and lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2011	July 4, 2010
	(in millions)
Selling and Administrative	$57.5	$57.7	$(0.2)
Percent of Total Revenue	14.0%	13.0%

The decrease of $0.2 million in selling and administrative expenses is due primarily to lower variable compensation, partially offset by an increase in marketing and selling expenses for new products and customers.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.8 million as of July 3, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	$—	$2,326	$2,326

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	$177	$—	$177

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	$344	$—	$344

Balance at July 3, 2011	$521	$2,326	$2,847

During the three months ended July 3, 2011, we recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test segment.

During the three months ended July 4, 2010, we recorded the following restructuring charges:

Q2 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 6 people in Systems Test Group segment.

Other

During the three months ended July 3, 2011, Teradyne recorded a $0.9 million charge related to a non-U.S. pension settlement.

Interest and Other

Interest income decreased by $2.3 million, from the second quarter of 2010 to 2011, due primarily to a gain from the sale of auction rate securities recorded in the second quarter of 2010. Interest expense and other decreased by $2.4 million, from the second quarter of 2010 to 2011, primarily due to a loss on the exercise of the auction rate securities related UBS Put recorded in the second quarter of 2010.

Income Taxes

For the three months ended July 3, 2011, we recorded a tax provision of $7.8 million from continuing operations, which consisted of U.S. federal, state and foreign taxes. For the three months ended July 4, 2010, we recorded a tax provision of $9.5 million from continuing operations, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 3, 2011 for deferred tax assets in the U.S. and Singapore. We will assess the level of the valuation allowance required in the future period. Should more positive than negative evidence regarding the realizability of tax attributes exist in a future period, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Six Months of 2011 Compared to Six Months of 2010

Revenue

Net revenues for our two reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2011	July 4, 2010
	(in millions)
Semiconductor Test	$662.3	$702.7	$(40.4)
Systems Test Group	125.4	61.9	63.5

	$787.7	$764.6	$23.1

The decrease of $40.4 million or 6% in Semiconductor Test revenue was due to a decrease in System on a Chip product sales, partially offset by an increase in memory product sales. The increase of $63.5 million or 103% in Systems Test Group revenue was primarily due to the increase in sales of Hard Disk Drive test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
United States	14%	15%
Taiwan	13	24
Korea	13	6
Philippines	12	10
Malaysia	11	9
China	9	8
Europe	7	5
Japan	7	4
Singapore	6	11
Thailand	6	6
Rest of World	2	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	July 3, 2011	July 4, 2010
	(in millions)
Gross Profit	$407.5	$420.8	$(13.3)
Percent of Total Revenue	51.7%	55.0%	(3.3)

The decrease of 3.3 points was the result of a decrease of 2.4 points related to product mix primarily from higher Hard Disk Drive test system sales and a decrease of 0.8 points due to higher inventory provisions and lower sales of previously written down inventory.

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

During the six months ended July 3, 2011, we recorded an inventory provision of $6.3 million included in cost of revenues due to the downward revisions to previously forecasted demand levels. Of the $6.3 million of total excess and obsolete provisions recorded in the six months ended July 3, 2011, $5.9 million was related to Semiconductor Test and $0.4 million was related to Systems Test Group.

During the six months ended July 4, 2010, we recorded an inventory provision of $1.5 million included in cost of revenues. Of the $1.5 million of total excess and obsolete provisions recorded in the six months ended July 4, 2010, $1.0 million was related to Systems Test Group and $0.5 million was related to Semiconductor Test.

During the six months ended July 3, 2011 and July 4, 2010, we scrapped $2.6 million and $2.0 million of inventory, respectively. During the six months ended July 3, 2011 and July 4, 2010, we sold $3.8 million and $5.2 million, respectively, of previously written-down or written-off inventory. As of July 3, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $124.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2011	July 4 , 2010
	(in millions)
Engineering and Development	$95.4	$97.3	$(1.9)
Percent of Total Revenue	12.1%	12.7%

The decrease of $1.9 million in engineering and development expenses is due to lower spending for engineering projects and lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2011	July 4, 2010
	(in millions)
Selling and Administrative	$115.7	$112.4	$3.3
Percent of Total Revenue	14.7%	14.7%

The increase of $3.3 million in selling and administrative expenses is due primarily to an increase in marketing and selling expenses for new products and customers, partially offset by lower variable compensation.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.8 million as of July 3, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	$—	$2,326	$2,326

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	$177	$—	$177

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	$344	$—	$344

Balance at July 3, 2011	$521	$2,326	$2,847

During the six months ended July 3, 2011, we recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test segment.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test segment.

Pre-2010 Actions:

•

($0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

Q2 2010 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Q3 2010 Actions:

•	$0.1 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

During the six months ended July 4, 2010, we recorded the following restructuring charges:

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test segment.

Q2 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 6 people in Systems Test Group segment.

Q2 2009 Actions:

•	$0.5 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Other

During the six months ended July 3, 2011, we recorded a $0.9 million charge related to a non-U.S. pension settlement

Interest and Other

Interest income decreased by $1.8 million, from the first six months of 2010 to 2011, due primarily to a gain from the sale of auction rate securities recorded in the second quarter of 2010, partially offset by higher interest income due to an increase in our marketable securities balance in 2011. Interest expense and other decreased by $2.2 million, from the first six months of 2010 to 2011, primarily due to a loss on the exercise of the auction rate securities related UBS Put recorded in the second quarter of 2010.

Income Taxes

For the six months ended July 3, 2011, we recorded a tax provision of $13.3 million from continuing operations, which consisted of U.S. federal, state and foreign taxes. For the six months ended July 4, 2010, we recorded a tax provision of $14.4 million, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at July 3, 2011 for deferred tax assets in the U.S. and Singapore. We will assess the level of the valuation allowance required in the future period. Should more positive than negative evidence regarding the realizability of tax attributes exist in a future period, the valuation allowance may be reduced or eliminated altogether. Reduction of the valuation allowance, in whole or in part, would result in a non-cash income tax benefit during the period of reduction.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased by $135.8 million in the first six months of 2011 to $1.2 billion. Cash activity for the first six months of 2011 and 2010 was as follows:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$227.7	$239.4
Change in operating assets and liabilities, net of businesses sold	(101.9)	(107.3)
Cash (used for) provided by discontinued operations	(4.2)	1.9

Total cash provided by operating activities	121.6	134.0

Cash used for investing activities from continuing operations	(122.5)	(187.5)
Cash provided by investing activities from discontinued operations	39.1	—

Total cash used for investing activities	(83.4)	(187.5)

Total cash provided by financing activities	19.5	40.8

Increase (decrease) in cash and cash equivalents	$57.7	$(12.7)

In the six months ended July 3, 2011, changes in operating assets and liabilities, net of businesses sold, used cash of $101.9 million. This was due to a $64.4 million increase in operating assets and a $37.5 million decrease in operating liabilities.

The increase in operating assets was due to a $39.1 million increase in accounts receivable and a $15.0 million increase in inventories due to higher sales volume, and a $10.3 million increase in prepayments and other assets. The decrease in operating liabilities was due to a $44.0 million decrease in accrued employee compensation due primarily to variable compensation payments, a $26.9 million decrease in customer advance payments due to shipments of systems prepaid by customers, $5.2 million of retirement plan contributions, and a $1.4 million decrease in deferred revenue, partially offset by a $25.9 million increase in accounts payable due to increased sales volume and an $8.7 million increase in other accrued liabilities, and a $5.4 million increase in accrued income taxes.

Investing activities during the six months ended July 3, 2011 used cash of $122.5 million, due to $498.5 million used for purchases of marketable securities and $44.5 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $420.5 million.

Financing activities during the six months ended July 3, 2011 provided cash of $19.5 million, $17.0 million from the issuance of common stock under stock option and stock purchase plans, and $3.7 million from the tax benefit related to stock options and restricted stock units, partially offset by $1.2 million of cash used for a payment on long-term debt.

In the six months ended July 4, 2010, changes in operating assets and liabilities, net of businesses sold, used cash of $107.3 million. This was due to an $83.4 million increase in operating assets and a $23.9 million decrease in operating liabilities. The increase in operating assets was due to an increase in accounts receivable of $123.2 million partially offset by a $24.2 million decrease in inventories due to higher sales volume, and a decrease in prepayments and other assets of $15.6 million. The decrease in operating liabilities consisted mainly of a $62.9 million decrease in deferred revenue due to shipments of systems prepaid by customers in 2009, $24.7 million of retirement plan contributions, a $4.3 million decrease in other accrued expenses due to convertible note interest payment, partially offset by a $29.3 million increase in accounts payable, a $19.3 million increase in accrued employee compensation, an $11.3 million increase in accrued income taxes, and an $8.1 million increase in other accrued liabilities.

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

Financing activities during the six months ended July 4, 2010 provided cash of $40.8 million, $41.9 million was from the issuance of common stock under stock option and stock purchase plans which was partially offset by $1.1 million of cash used for a payment on long-term debt.

We believe our cash, cash equivalents and marketable securities balance of $1.2 billion will be sufficient to meet working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings.

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

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU requires changes in presentation only and we do not expect it will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of this new ASU.

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

In November 2010, the Board cancelled the November 2007 stock repurchase program and authorized a new stock repurchase program for up to $200 million. During the three months ended July 3, 2011, Teradyne did not repurchase any shares of common stock.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended July 3, 2011 (in thousands):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 4, 2011 – May 1, 2011	—	$—	—	$200,000
May 2, 2011 – May 29, 2011	—	$—	—	$200,000
May 30, 2011 – July 3, 2011	—	$—	—	$200,000

During the period from July 4, 2011 to August 9, 2011, we repurchased 1.5 million shares of our common stock for $17.8 million at an average price of $12.30.

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

August 12, 2011