Form 10-Q
period 2011-10-02
TERADYNE, INC
filed 2011-11-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 7, 2011 was 184,056,173 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2011	December 31, 2010
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,095,163	$397,737
Marketable securities	96,536	409,061
Accounts receivable, net of allowance for doubtful accounts of $4,106 and $3,752 at October 2, 2011 and December 31, 2010, respectively	143,523	168,756
Inventories:
Parts	91,934	78,109
Assemblies in process	23,403	16,013
Finished goods	18,002	22,719

	133,339	116,841
Deferred tax assets	23,176	22,730
Prepayments and other current assets	64,087	52,780
Current assets from discontinued operations	—	8,713

Total current assets	1,555,824	1,176,618
Property, plant and equipment, at cost	800,959	773,374
Less: accumulated depreciation	568,383	542,266

Net property, plant and equipment	232,576	231,108
Long-term marketable securities	40,712	248,696
Retirement plan assets	14,684	13,981
Intangible assets, net	101,604	122,941
Other assets	17,277	16,542
Long-term assets from discontinued operations	—	469

Total assets	$1,962,677	$1,810,355

LIABILITIES
Current liabilities:
Accounts payable	$77,768	$81,142
Accrued employees’ compensation and withholdings	75,495	105,374
Deferred revenue and customer advances	79,464	105,568
Other accrued liabilities	52,554	57,145
Accrued income taxes	5,135	8,465
Current debt	2,605	2,450
Current liabilities from discontinued operations	—	3,560

Total current liabilities	293,021	363,704
Long-term deferred revenue and customer advances	39,358	71,558
Retirement plan liabilities	74,718	72,071
Deferred tax liabilities	9,946	9,849
Long-term other accrued liabilities	18,908	19,448
Long-term debt	156,839	150,182
Long-term liabilities of discontinued operations	—	1,355

Total liabilities	592,790	688,167

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 184,122 shares and 182,035 shares issued and outstanding at October 2, 2011 and December 31, 2010, respectively	23,015	22,754
Additional paid-in capital	1,283,266	1,269,526
Accumulated other comprehensive loss	(122,925)	(128,216)
Retained earnings (accumulated deficit)	186,531	(41,876)

Total shareholders’ equity	1,369,887	1,122,188

Total liabilities and shareholders’ equity	$1,962,677	$1,810,355

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands, except per share amounts)
Net revenues:
Products	$274,944	$432,030	$931,979	$1,082,250
Services	69,445	59,361	200,090	173,750

Total net revenues	344,389	491,391	1,132,069	1,256,000
Cost of revenues:
Cost of products	138,617	188,758	451,975	474,052
Cost of services	35,927	30,834	102,754	89,371

Total cost of revenues	174,544	219,592	554,729	563,423

Gross profit	169,845	271,799	577,340	692,577
Operating expenses:
Engineering and development	46,799	49,048	142,169	146,326
Selling and administrative	55,304	60,560	171,014	172,977
Acquired intangible asset amortization	6,754	7,291	21,336	21,959
Restructuring and other, net	1,465	(1,977)	3,157	(703)

Total operating expenses	110,322	114,922	337,676	340,559

Income from operations	59,523	156,877	239,664	352,018
Interest income	3,049	1,466	5,739	5,989
Interest expense and other	(6,068)	(6,033)	(17,560)	(19,695)

Income from continuing operations before income taxes	56,504	152,310	227,843	338,312
Income tax provision	1,759	6,606	15,084	20,909

Income from continuing operations	54,745	145,704	212,759	317,403
Income from discontinued operations before income taxes	—	1,706	1,278	2,326
Income tax provision (benefit)	—	70	(267)	140

Income from discontinued operations	—	1,636	1,545	2,186
Gain on disposal of discontinued operations (net of income tax of $0, $0, $4,578, $0, respectively)	—	—	24,371	—

Net income	$54,745	$147,340	$238,675	$319,589

Income per common share from continuing operations:
Basic	$0.30	$0.80	$1.15	$1.77

Diluted	$0.25	$0.65	$0.93	$1.44

Net income per common share:
Basic	$0.30	$0.81	$1.29	$1.78

Diluted	$0.25	$0.66	$1.05	$1.45

Weighted average common share—basic	185,102	181,239	185,063	179,365

Weighted average common share—diluted	221,892	229,389	228,141	229,069

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2010, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
	(in thousands)
Cash flows from operating activities:
Net income	$238,675	$319,589
Less: income from discontinued operations	1,545	2,186
Less: gain on disposal of discontinued operations	24,371	—

Income from continuing operations	212,759	317,403
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	38,426	39,469
Amortization	37,547	34,610
Stock-based compensation	22,514	22,758
Provision for excess and obsolete inventory	10,756	5,181
Other	1,379	1,852
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	25,233	(181,052)
Inventories	(1,034)	9,696
Prepayments and other assets	(13,553)	1,031
Deferred revenue and customer advances	(58,304)	76,020
Accounts payable and accrued expenses	(47,483)	95,289
Retirement plan contributions	(6,393)	(50,849)
Accrued income taxes	(3,064)	14,625

Net cash provided by operating activities from continuing operations	218,783	386,033
Net cash (used for) provided by operating activities from discontinued operations	(4,225)	3,757

Net cash provided by operating activities	214,558	389,790
Cash flows from investing activities:
Purchases of property, plant and equipment	(66,623)	(53,959)
Purchases of available-for-sale marketable securities	(593,261)	(478,260)
Proceeds from sales and maturities of available-for-sale marketable securities	1,112,855	94,846
Proceeds from sales of trading marketable securities	—	23,750
Proceeds from life insurance	—	1,091

Net cash provided by (used for) investing activities from continuing operations	452,971	(412,532)
Net cash provided by investing activities from discontinued operations	39,062	—

Net cash provided by (used for) investing activities	492,033	(412,532)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	17,216	42,225
Payments of long-term debt	(2,518)	(2,305)
Repurchase of common stock	(23,863)	—

Net cash (used for) provided by financing activities	(9,165)	39,920

Increase in cash and cash equivalents	697,426	17,178
Cash and cash equivalents at beginning of period	397,737	416,737

Cash and cash equivalents at end of period	$1,095,163	$433,915

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

Prior to the fourth quarter of 2010, net income for diluted net income (loss) per share includes an impact of convertible notes that represents interest expense that would have not been recorded if the notes converted at the beginning of the period. Dilutive potential common shares include incremental shares from assumed conversion of the convertible notes and the convertible notes hedge warrant shares. Incremental shares from assumed conversion of the convertible notes are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period. Convertible notes hedge warrant shares are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This new guidance is intended to simplify goodwill impairment testing by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. This new guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. Teradyne does not expect this guidance to have a material impact on its consolidated financial statements.

D. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the three and nine months ended October 2, 2011 and October 3, 2010 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Net revenues	$—	$10,695	$9,086	$30,485

Income from discontinued operations before income taxes	$—	$1,706	$1,278	$2,326
Gain from disposal of discontinued operations before income taxes	—	—	28,949	—
Income tax provision	—	70	4,311	140

Income from discontinued operations	$—	$1,636	$25,916	$2,186

E. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the nine months ended October 2, 2011 and October 3, 2010. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

During the nine months ended October 2, 2011 and October 3, 2010, there were no significant transfers in and out of Level 1 and Level 2.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 2, 2011 and December 31, 2010.

	October 2, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$840,816	$—	$—	$840,816
Corporate debt securities	—	41,436	—	41,436
Commercial paper	—	37,774	—	37,774
U.S. government agency securities	—	34,046	—	34,046
U.S. Treasury securities	10,997	—	—	10,997
Equity and debt mutual funds	7,554	—	—	7,554
Certificates of deposit and time deposits	—	5,154	—	5,154
Non-U.S. government securities	287	—	—	287

Total	859,654	118,410	—	978,064
Derivatives	—	109	—	109

Total	$859,654	$118,519	$—	$978,173

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$840,816	$—	$—	$840,816
Marketable securities	9,040	87,496	—	96,536
Long-term marketable securities	9,798	30,914	—	40,712
Prepayments and other current assets	—	109	—	109

	$859,654	$118,519	$—	$978,173

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
U.S. government agency securities	$—	$341,510	$—	$341,510
Money market funds	238,607	—	—	238,607
U.S. Treasury securities	138,707	—	—	138,707
Commercial paper	—	103,448	—	103,448
Corporate debt securities	—	92,578	—	92,578
Certificates of deposit and time deposits	—	11,076	—	11,076
Equity and debt mutual funds	8,003	—	—	8,003
Non-U.S. government securities	278	—	—	278

Total	$385,595	$548,612	$—	$934,207

Liabilities
Derivatives	$—	$632	$—	$632

Total	$—	$632	$—	$632

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$238,607	$37,843	$—	$276,450
Marketable securities	62,294	346,767	—	409,061
Long-term marketable securities	84,694	164,002	—	248,696

	$385,595	$548,612	$—	$934,207

Liabilities
Other accrued liabilities	$—	$632	$—	$632

The following table represents changes in the fair value of Level 3 financial assets:

	For the Three Months Ended
	October 2, 2011	October 3, 2010
	Long-Term Auction Rate Securities	Long-Term Auction Rate Securities
	(in thousands)
Balance at beginning of period	$—	$2,836
Sale of auction rate securities	—	(50)

Balance at end of period	$—	$2,786

	For the Nine Months Ended
	October 2, 2011		October 3, 2010
	Long-Term Auction Rate Securities	UBS Put	Long-Term Auction Rate Securities	UBS Put
	(in thousands)
Balance at beginning of period	$—	$—	$23,649	$2,830
Sale of auction rate securities and exercise of UBS Put	—	—	(21,063)	(2,687)
Change in unrealized gain included in interest income	—	—	200	—
Change in unrealized loss included in interest expense and other	—	—	—	(143)

Balance at end of period	$—	$—	$2,786	$—

During the three and nine months ended October 2, 2011, Teradyne recorded a net gain of $2.2 million from sales of marketable securities. During the nine months ended October 3, 2010, Teradyne recorded a net loss of $0.4 million from sales of marketable securities and exercise of UBS Put.

Realized losses from sales of marketable securities, decreases in auction rate securities fair value and other-than-temporary impairment losses are included in interest expense and other. Realized gains from sales of marketable securities and increases in auction rate securities fair value are included in interest income.

The carrying amounts and fair values of financial instruments at October 2, 2011 and December 31, 2010 were as follows:

	October 2, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$840,816	$840,816	$276,450	$276,450
Marketable securities	137,248	137,248	657,757	657,757
Convertible debt(1)	152,933	402,800	144,059	506,350
Japan loan	6,511	6,511	8,573	8,573

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

The following table summarizes available-for-sale marketable securities which are recorded at fair value:

	October 2, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$840,816	$—	$—	$840,816	$—
Corporate debt securities	39,850	1,756	(170)	41,436	19,535
Commercial paper	37,776	3	(5)	37,774	17,980
U.S. government agency securities	33,888	158	—	34,046	—
U.S. Treasury securities	10,920	77	—	10,997	—
Equity and debt mutual funds	7,511	330	(287)	7,554	4,239
Certificates of deposit and time deposits	5,154	—	—	5,154	—
Non-U.S. government securities	287	—	—	287	—

	$976,202	$2,324	$(462)	$978,064	$41,754

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$840,816	$—	$—	$840,816	$—
Marketable securities	96,529	35	(28)	96,536	34,497
Long-term marketable securities	38,857	2,289	(434)	40,712	7,257

	$976,202	$2,324	$(462)	$978,064	$41,754

	December 31, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$341,349	$334	$(173)	$341,510	$97,542
Money market funds	238,607	—	—	238,607	—
U.S. Treasury securities	138,354	360	(7)	138,707	10,030
Commercial paper	103,472	1	(25)	103,448	33,210
Corporate debt securities	92,464	170	(56)	92,578	43,434
Certificates of deposit and time deposits	11,068	8	—	11,076	—
Equity and debt mutual funds	7,056	1,378	(431)	8,003	1,088
Non-U.S. government securities	261	17	—	278	—

	$932,631	$2,268	$(692)	$934,207	$185,304

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$276,447	$3	$—	$276,450	$—
Marketable securities	408,934	178	(51)	409,061	103,761
Long-term marketable securities	247,250	2,087	(641)	248,696	81,543

	$932,631	$2,268	$(692)	$934,207	$185,304

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

As of October 2, 2011, the fair market value of investments with unrealized losses totaled $41.8 million. Of this value, $0.1 million had unrealized losses greater than one year and $41.7 million had unrealized losses less than one year. As of December 31, 2010, the fair market value of investments with unrealized losses totaled $185.3 million. Of this value, $5.0 million had unrealized losses greater than one year and $180.3 million had unrealized losses less than one year.

Derivatives

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign currency denominated net monetary assets. Teradyne does not use derivative financial instruments for trading or speculative purposes.

To minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings, and is used to offset the change in fair value of the monetary assets and liabilities denominated in foreign currencies.

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $72.2 million and $82.6 million at October 2, 2011 and December 31, 2010, respectively.

The following table summarizes the fair value of derivative instruments at October 2, 2011 and December 31, 2010.

	Balance Sheet Location	October 2, 2011	December 31, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$109	$—
Foreign exchange contracts	Other accrued liabilities	—	632

		$109	$632

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and nine months ended October 2, 2011 and October 3, 2010. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of (Losses) Gains Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(1,429)	$209	$(858)	$(1,054)

		$(1,429)	$209	$(858)	$(1,054)

See Note F “Debt” regarding derivatives related to convertible senior notes.

F. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At October 2, 2011, approximately $2.6 million of the outstanding loan principal is included in current debt and approximately $3.9 million is classified as long-term debt.

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

During the three months ended October 2, 2011, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of November 14, 2011, no holders have exercised their option to convert their Notes.

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

The Notes are classified as long-term debt in the balance sheet at October 2, 2011 and December 31, 2010. The tables below represent the components of Teradyne’s convertible senior notes:

	October 2, 2011	December 31, 2010
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	37,067	45,941

Net carrying amount of the convertible debt	$152,933	$144,059

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Contractual interest expense	$2,114	$2,138	$6,460	$6,509
Amortization of the discount component and debt issue fees	3,263	2,783	9,484	8,263

Total interest expense on the convertible debt	$5,377	$4,921	$15,944	$14,772

As of October 2, 2011, the unamortized discount was $37.1 million, which will be amortized over approximately 2.5 years, and the carrying amount of the equity component was $63.4 million. As of October 2, 2011, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $382.1 million.

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	October 2, 2011	December 31, 2010
	(in thousands)
Customer advances	$79,299	$132,559
Maintenance, training and extended warranty	31,320	36,626
Undelivered elements	7,351	5,858
Acceptance	852	2,083

Total deferred revenue and customer advances	$118,822	$177,126

H. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Balance at beginning of period	$9,262	$10,636	$9,886	$6,435
Accruals for warranties issued during the period	3,502	5,212	11,056	14,069
Adjustments related to pre-existing warranties	(491)	(391)	(2,563)	(37)
Settlements made during the period	(3,220)	(3,464)	(9,326)	(8,474)

Balance at end of period	$9,053	$11,993	$9,053	$11,993

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Balance at beginning of period	$10,308	$5,643	$8,972	$4,055
Deferral of new extended warranty revenue	1,324	2,193	5,123	5,408
Recognition of extended warranty deferred revenue	(2,194)	(800)	(4,657)	(2,427)

Balance at end of period	$9,438	$7,036	$9,438	$7,036

I. Stock-Based Compensation

During the nine months ended October 2, 2011, Teradyne granted service-based restricted stock units to employees, and service-based stock options and service and performance-based restricted stock units to executive officers. The total number of restricted stock units granted was 1.7 million at a weighted average grant date fair value of $16.20. Restricted stock units vest in equal installments over four years. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. The total number of stock options granted to executive officers was 0.1 million at a weighted average grant date fair value of $6.74. The stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the nine months ended October 3, 2010, Teradyne granted service-based restricted stock units to employees, and service and performance-based restricted stock units and stock options to executive officers. The total number of restricted stock units granted was 2.6 million at a weighted average grant date fair value of $9.42. The total number of stock options granted was 0.3 million at a weighted average grant date fair value of $4.10. Restricted stock units and stock options vest in equal installments over four years. The stock options have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Expected life (years)	4.00	4.75
Interest rate	1.5%	2.4%
Volatility-historical	52.1%	48.8%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted in the first and last six months of 2011 was $3.66 and $4.01, respectively, and the first and last six months of 2010 was $3.05 and $2.77, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Expected life (years)	0.5	0.5
Interest rate	0.14%	0.20%
Volatility-historical	41.0%	48.0%
Dividend yield	0.0%	0.0%

J. Comprehensive Income

Comprehensive income is calculated as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Net income	$54,745	$147,340	$238,675	$319,589
Foreign currency translation adjustment	—	264	2,266	(99)
Unrealized (losses) gains on investments, net of tax of $0, $0, $0 and $0	(1,057)	1,435	256	1,731
Actuarial (losses) gains arising during period, net of tax of $0, $293, $(5) and $1,540	(5)	342	(4,206)	17,929
Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $11, $21, $30 and $109	2,226	1,333	6,681	4,040
Prior service costs, net of tax of $0, $0, $0 and $0	5	32	17	278
Settlement loss net of tax of $0, $0, $73 and $0	—	—	277	—

Comprehensive income	$55,914	$150,746	$243,966	$343,468

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$78,406	$42,649	6.1 years
Customer relationships and service and software maintenance contracts	91,271	40,671	50,600	8.6 years
Trade names and trademarks	14,840	6,485	8,355	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$125,862	$101,604	7.6 years

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$65,610	$55,445	6.1 years
Customer relationships and service and software maintenance contracts	91,271	32,749	58,522	8.6 years
Trade names and trademarks	14,840	5,866	8,974	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$104,525	$122,941	7.6 years

Aggregate intangible asset amortization expense was $6.8 million and $21.3 million, respectively, for the three and nine months ended October 2, 2011 and $7.3 million and $22.0 million, respectively, for the three and nine months ended October 3, 2010. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount (in thousands)
2011 (remainder)	$6,485
2012	25,732
2013	24,683
2014	21,598
2015	4,575

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands, except per share amounts)
Income from continuing operations	$54,745	$145,704	$212,759	$317,403
Income from discontinued operations	—	1,636	1,545	2,186
Gain on disposal of discontinued operations	—	—	24,371	—

Net income for basic net income per share	$54,745	$147,340	$238,675	$319,589
Income impact of assumed conversion of convertible notes(1)	—	4,438	—	13,203

Net income for diluted net income per share	$54,745	$151,778	$238,675	$332,792

Weighted average common shares-basic	185,102	181,239	185,063	179,365
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes(2)	19,540	34,703	21,870	34,703
Convertible notes hedge warrant shares(3)	13,475	8,506	16,737	9,618
Restricted stock units	3,377	2,848	3,942	2,880
Stock options	346	2,044	454	2,439
Employee stock purchase rights	52	49	75	64

Dilutive potential common shares	36,790	48,150	43,078	49,704

Weighted average common shares-diluted	221,892	229,389	228,141	229,069

Net income per common share-basic
Continuing operations	$0.30	$0.80	$1.15	$1.77
Discontinued operations	—	0.01	0.14	0.01

	$0.30	$0.81	$1.29	$1.78

Net income per common share-diluted
Continuing operations	$0.25	$0.65	$0.93	$1.44
Discontinued operations	—	0.01	0.12	0.01

	$0.25	$0.66	$1.05	$1.45

(1)	Income impact of convertible notes for the three and nine months ended October 3, 2010 represents interest expense that would have not been recorded if the notes converted at the beginning of the period.
(2)	Incremental shares from assumed conversion of the convertible notes for the three and nine months ended October 2, 2011 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period. For the three and nine months ended October 3, 2010, incremental shares from assumed conversion of the convertible notes represent the 34.7 million of shares that will be issued upon conversion.

(3)	Convertible notes hedge warrant shares for the three and nine months ended October 2, 2011 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended October 2, 2011 excludes the effect of the potential exercise of stock options to purchase approximately 0.5 million and 0.8 million shares and restricted stock units of 1.4 million and 0.5 million, respectively, because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 3, 2010 excludes the effect of the potential exercise of stock options to purchase approximately 4.4 million and 5.5 million shares and restricted stock units of 0.1 million and 0.1 million shares, respectively, because the effect would have been anti-dilutive.

With respect to the Teradyne’s convertible debt, Teradyne intends to settle its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounts for its conversion spread using the treasury stock method. In the fourth quarter of 2010, Teradyne determined that it had the ability and intent to settle the principal amount of the convertible debt in cash, accordingly as of the fourth quarter of 2010; the principal amount has been excluded from the determination of diluted earnings per share.

Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Note F “Debt” regarding convertible note hedge transaction.

M. Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $0.9 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $0.6 million as of October 2, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	—	2,326	2,326
Cash payments	—	(211)	(211)

Balance at October 2, 2011	$—	$2,115	$2,115

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	177	—	177
Change in estimate	(9)	—	(9)
Cash payments	(43)	—	(43)

Balance at October 2, 2011	$125	$—	$125

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	344	—	344
Cash payments	(57)	—	(57)

Balance at October 2, 2011	$287	$—	$287

Balance at October 2, 2011	$412	$2,115	$2,527

During the nine months ended October 2, 2011, Teradyne recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test segment.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test segment.

Pre-2010 Actions:

•

$(0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

Q2 2010 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Q3 2010 Actions:

•	$0.1 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

During the nine months ended October 3, 2010, Teradyne recorded the following restructuring charges:

Q3 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 10 people in Systems Test Group.

Q2 2010 Actions:

•	$0.7 million of severance charges related to headcount reductions of approximately 6 people in Systems Test Group.

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test.

Q2 2009 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

Other

During the nine months ended October 2, 2011, Teradyne recorded $1.3 million of acquisition costs, and $0.9 million charge related to a non-U.S. pension settlement.

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

Components of net periodic pension cost for all plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Service cost	$656	$760	$2,117	$2,687
Interest cost	4,380	4,410	13,180	13,192
Expected return on plan assets	(4,178)	(5,020)	(12,545)	(15,153)
Amortization of unrecognized:
Prior service cost	155	182	466	545
Net loss	2,192	1,325	6,576	4,091
Settlement	—	442	850	442

Total net periodic pension cost	$3,205	$2,099	$10,644	$5,804

In the nine months ended October 2, 2011, Teradyne contributed $5.1 million primarily to its foreign pension plans.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Service cost	$15	$15	$44	$42
Interest cost	135	138	404	530
Amortization of unrecognized:
Prior service benefit	(150)	(150)	(449)	(267)
Net loss	45	29	135	58

Total net periodic post-retirement cost	$45	$32	$134	$363

O. Commitments and Contingencies

Purchase Commitments

As of October 2, 2011, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $132.2 million, of which $127.3 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Segment Information

Teradyne has two operating segments (Semiconductor Test and Systems Test Group) which are its reportable segments. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for military/aerospace instrumentation test, hard disk drive test and circuit-board test and inspection.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2010. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended October 2, 2011:
Net revenues	$241,394	$102,995	$—	$344,389
Income (loss) from continuing operations before income taxes(1)(2)	35,608	25,238	(4,342)	56,504
Three months ended October 3, 2010:
Net revenues	$448,273	$43,118	$—	$491,391
Income (loss) from continuing operations before income taxes(1)(2)	156,303	1,149	(5,142)	152,310
Nine months ended October 2, 2011:
Net revenues	$903,740	$228,329	$—	$1,132,069
Income (loss) from continuing operations before income taxes(1)(2)	203,501	39,551	(15,209)	227,843
Nine months ended October 3, 2010:
Net revenues	$1,151,010	$104,990	$—	$1,256,000
Income (loss) from continuing operations before income taxes(1)(2)	363,300	(10,325)	(14,663)	338,312

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges for the three months and nine months ended October 2, 2011 and October 3, 2010 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$4,202	$3,500	$10,144	$3,996
Restructuring and other, net	137	91	2,307	1,172

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$211	$227	$612	$1,185
Restructuring and other, net	—	(1,984)	(246)	(1,755)

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(in thousands)
Restructuring and other, net	$1,328	$(84)	$1,096	$(120)

Q. Stock Repurchase Program

In November 2010, the Board authorized a stock repurchase program for up to $200 million. For the three months ended October 2, 2011, and cumulatively as of October 2, 2011, Teradyne repurchased 2.0 million shares of common stock for $23.9 million at an average price of $12.06.

R. Subsequent Event

On October 5, 2011, Teradyne completed its acquisition of LitePoint Corporation (“LitePoint”) located in Sunnyvale, California, for approximately $510 million, net of LitePoint’s cash and tax benefits, and up to $70 million payable upon achievement of certain performance targets through 2012. The acquisition was completed by acquiring all of the outstanding common and preferred stock of LitePoint. The fair value of assets and liabilities acquired has not been disclosed because Teradyne has not completed the valuation.

LitePoint designs, develops, and supports advanced wireless test solutions for developers of wireless devices and consumer electronics, contract manufacturers, and wireless integrated circuit designers. The acquisition will allow Teradyne to expand its served market into wireless product testing.

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

Commencing in the fourth quarter of 2009, we experienced improvement in our Semiconductor Test business. We believe our acquisitions of Nextest and Eagle Test and our entry into the high speed memory and HDD markets have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs. As the last seven quarters have demonstrated, with our current cost structure, we can achieve significantly higher profitability than we achieved at comparable revenue levels in the past.

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

On October 5, 2011, we completed our acquisition of LitePoint Corporation (“LitePoint”) for approximately $510 million, net of LitePoint’s cash and tax benefits, and up to $70 million payable upon achievement of certain performance targets through 2012. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi enabled devices.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended October 2, 2011 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Percentage of total net revenues:
Net revenue:
Products	80%	88%	82%	86%
Services	20	12	18	14

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	40	38	40	38
Cost of services	10	6	9	7

Total cost of revenues	50	44	49	45

Gross profit	50	56	51	55
Operating expenses:
Engineering and development	14	10	13	12
Selling and administrative	16	12	15	14
Acquired intangible asset amortization	2	1	2	2
Restructuring and other, net	—	—	—	—

Total operating expenses	32	23	30	27

Income from operations	17	32	21	28
Interest & other	(1)	(1)	(1)	(1)

Income from continuing operations before income taxes	16	31	20	27
Income tax provision	1	1	1	2

Income from continuing operations	16	30	19	25
Income from discontinued operations before income taxes	—	—	—	—
Income tax benefit	—	—	—	—

Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	2	—

Net income	16%	30%	21%	25%

Results of Operations

Third Quarter 2011 Compared to Third Quarter 2010

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	October 2, 2011	October 3, 2010
Semiconductor Test	0.8	0.6
Systems Test Group	0.4	1.9
Total Company	0.7	0.7

Revenue

Net revenues for our two reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Semiconductor Test	$241.4	$448.3	$(206.9)
Systems Test Group	103.0	43.1	59.9

	$344.4	$491.4	$(147.0)

The decrease of $206.9 million or 46% in Semiconductor Test revenue was due to a decrease across all System-on-Chip and memory product sales partially offset by an increase in System-on-Chip service revenue. The increase in Systems Test Group revenue of $59.9 million or 139% was primarily due to the increase in sales of Hard Disk Drive test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	October 2, 2011	October 3, 2010
United States	16%	12%
China	13	12
Japan	12	5
Malaysia	11	21
Taiwan	10	15
Singapore	8	9
Korea	8	8
Thailand	8	0
Europe	7	6
Philippines	6	11
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	October 2, 2011	October 3, 2010
	(in millions)
Gross Profit	$169.8	$271.8	$(102.0)
Percent of Total Revenue	49.3%	55.3%	(6.0)

The decrease in gross profit of 6.0 points was the result of a decrease of 4.5 points related to product mix primarily from higher Hard Disk Drive test system sales, a decrease of 2.9 points due to lower volume. These decreases were partially offset by an increase of 1.4 points primarily due to lower variable compensation.

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

During the three months ended October 2, 2011, we recorded an inventory provision of $4.4 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $4.4 million of total excess and obsolete provisions recorded in the three months ended October 2, 2011, $4.2 million was related to Semiconductor Test and $0.2 million was related to Systems Test Group.

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

During the three months ended October 2, 2011 and October 3, 2010, we scrapped $4.2 million and $1.6 million of inventory, respectively. During the three months ended October 2, 2011 and October 3, 2010, we sold $1.5 million and $1.3 million, respectively, of previously written-down or written-off inventory. As of October 2, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $125.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Engineering and Development	$46.8	$49.0	$(2.2)
Percent of Total Revenue	13.6%	10.0%

The decrease of $2.2 million in engineering and development expenses is due primarily to lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Selling and Administrative	$55.3	$60.6	$(5.3)
Percent of Total Revenue	16.1%	12.3%

The decrease of $5.3 million in selling and administrative expenses is due primarily to lower variable compensation, partially offset by an increase in marketing and selling expenses for new products and customers.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.6 million as of October 2, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	—	2,326	2,326
Cash payments	—	(211)	(211)

Balance at October 2, 2011	$—	$2,115	$2,115

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	177	—	177
Change in estimate	(9)	—	(9)
Cash payments	(43)	—	(43)

Balance at October 2, 2011	$125	$—	$125

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	344	—	344
Cash payments	(57)	—	(57)

Balance at October 2, 2011	$287	$—	$287

Balance at October 2, 2011	$412	$2,115	$2,527

During the three months ended October 2, 2011, we did not record any restructuring charges.

During the three months ended October 3, 2010, we recorded the following restructuring charges:

Q3 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group.

Q2 2010 Actions:

•	$0.1 million of additional severance charges related to headcount reductions in Semiconductor Test.

Q2 2009 Actions:

•	$(0.1) million related to a change in the estimated severance benefits related to headcount reduction activities in Semiconductor Test.

Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

Other

During the three months ended October 2, 2011, Teradyne recorded a $1.3 million of acquisition costs.

Interest and Other

Interest income increased by $1.6 million, from the third quarter of 2010 to 2011, due primarily to a gain from sales of marketable securities.

Income Taxes

For the three months ended October 2, 2011, we recorded a tax provision of $1.8 million from continuing operations, which consisted of U.S. state and foreign taxes. For the three months ended October 3, 2010, we recorded a tax provision of $6.6 million from continuing operations, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 2, 2011 for deferred tax assets in the U.S. and Singapore. We will continue to assess the level of the valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax attributes exist in a future period, the valuation allowance may be reduced or eliminated altogether. The factors and evidence being considered include, but are not limited to, the cumulative profit or loss position, the amount and extent of future projected earnings, changes in our business (including mergers and acquisitions) and volatility of the industries we operate in, primarily the semiconductor industry. We may have sufficient positive evidence in the near term that may result in the reduction of the valuation allowance. Reduction of the valuation allowance, in whole or in part, would result in a significant non-cash income tax benefit during the period of reduction.

Nine Months of 2011 Compared to Nine Months of 2010

Revenue

Net revenues for our two reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Semiconductor Test	$903.8	$1,151.0	$(247.2)
Systems Test Group	228.3	105.0	123.3

	$1,132.1	$1,256.0	$(123.9)

The decrease of $247.2 million or 21% in Semiconductor Test revenue was due to a decrease in System-on-Chip product sales, partially offset by an increase in memory product sales and service revenue. The increase of $123.3 million or 117% in Systems Test Group revenue was primarily due to the increase in sales of Hard Disk Drive test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
United States	15%	14%
Taiwan	12	21
Korea	12	7
Malaysia	11	14
China	11	9
Philippines	10	11
Japan	8	5
Europe	7	5
Thailand	7	3
Singapore	6	10
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	October 2, 2011	October 3, 2010
	(in millions)
Gross Profit	$577.3	$692.6	$(115.3)
Percent of Total Revenue	51.0%	55.1%	(4.1)

The decrease of 4.1 points was the result of a decrease of 3.1 points related to product mix primarily from higher Hard Disk Drive test system sales, a decrease of 0.6 points due to higher inventory provisions and a decrease of 0.4 points due to lower volume.

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

During the nine months ended October 2, 2011, we recorded an inventory provision of $10.8 million included in cost of revenues due to the downward revisions to previously forecasted demand levels. Of the $10.8 million of total excess and obsolete provisions recorded in the nine months ended October 2, 2011, $10.2 million was related to Semiconductor Test and $0.6 million was related to Systems Test Group.

During the nine months ended October 3, 2010, we recorded an inventory provision of $5.2 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $5.2 million of total excess and obsolete provisions recorded in the nine months ended October 3, 2010, $4.0 million was related to Semiconductor Test and $1.2 million was related to Systems Test Group.

During the nine months ended October 2, 2011 and October 3, 2010, we scrapped $6.8 million and $3.6 million of inventory, respectively. During the nine months ended October 2, 2011 and October 3, 2010, we sold $5.2 million and $6.5 million, respectively, of previously written-down or written-off inventory. As of October 2, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $125.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Engineering and Development	$142.2	$146.3	$(4.1)
Percent of Total Revenue	12.6%	11.6%

The decrease of $4.1 million in engineering and development expenses is due primarily to lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2011	October 3, 2010
	(in millions)
Selling and Administrative	$171.0	$173.0	$(2.0)
Percent of Total Revenue	15.1%	13.8%

The decrease of $2.0 million in selling and administrative expenses is due primarily to lower variable compensation, partially offset by an increase in marketing and selling expenses for new products and customers.

Restructuring and Other, Net

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The tables below represent activity related to these actions. The remaining accrual for severance and benefits is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.6 million as of October 2, 2011.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2010 Activities
Balance at December 31, 2009	$2,905	$10,166	$13,071
Change in estimate	240	(2,672)	(2,432)
Cash payments	(3,124)	(4,193)	(7,317)

Balance at December 31, 2010	21	3,301	3,322
Change in estimate	—	(432)	(432)
Cash payments	(21)	(242)	(263)

Balance at April 3, 2011	—	2,627	2,627
Cash payments	—	(301)	(301)

Balance at July 3, 2011	—	2,326	2,326
Cash payments	—	(211)	(211)

Balance at October 2, 2011	$—	$2,115	$2,115

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activity:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488
Provision	202	—	202
Cash payments	(690)	—	(690)

Balance at April 3, 2011	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at April 3, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at April 3, 2011	$—	$—	$—

2011 Activity
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(241)	—	(241)

Balance at April 3, 2011	331	—	331
Cash payments	(154)	—	(154)

Balance at July 3, 2011	177	—	177
Change in estimate	(9)	—	(9)
Cash payments	(43)	—	(43)

Balance at October 2, 2011	$125	$—	$125

Q2 2011 Activity:
Provision	$344	$—	$344

Balance at July 3, 2011	344	—	344
Cash payments	(57)	—	(57)

Balance at October 2, 2011	$287	$—	$287

Balance at October 2, 2011	$412	$2,115	$2,527

During the nine months ended October 2, 2011, we recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test segment.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test segment.

Pre-2010 Actions:

•

$(0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group segment, and the North Reading, MA facility across both segments.

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

During the nine months ended October 3, 2010, we recorded restructuring charges related to ongoing efforts to lower expenses and our cost structure and an additional charge due to a change in estimated severance benefits related to a prior period activity. The restructuring charges consisted of the following activities:

Q3 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 10 people in Systems Test Group.

Q2 2010 Actions:

•	$0.7 million of severance charges related to headcount reductions of approximately 6 people in Systems Test Group

Q1 2010 Actions:

•	$0.4 million of severance charges related to headcount reductions of 4 people in Semiconductor Test.

Q2 2009 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reduction activities across both segments.

Pre-2009 Actions:

•	$(2.4) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

Other

During the nine months ended October 2, 2011, we recorded $1.3 million of acquisition costs, and $0.9 million charge related to a non-U.S. pension settlement.

Interest and Other

Interest expense and other decreased by $2.1 million, from the first nine months of 2010 to 2011, primarily due to a loss on the exercise of the auction rate securities related UBS Put recorded in the second quarter of 2010, partially offset by higher convertible debt discount amortization in 2011.

Income Taxes

For the nine months ended October 2, 2011, we recorded a tax provision of $15.1 million from continuing operations, which consisted of U.S. state and foreign taxes. For the nine months ended October 3, 2010, we recorded a tax provision of $20.9 million from continuing operations, which consisted primarily of foreign taxes. Due to the continued uncertainty of realization, we have maintained our valuation allowance at October 2, 2011 for deferred tax assets in the U.S. and Singapore. We will continue to assess the level of the valuation allowance required in future periods. Should more positive than negative evidence regarding the realizability of tax attributes exist in a future period, the valuation allowance may be reduced or eliminated altogether. The factors and evidence being considered include, but are not limited to, the cumulative profit or loss position, the amount and extent of future projected earnings, changes in our business (including mergers and acquisitions) and volatility of the industries we operate in, primarily the semiconductor industry. We may have sufficient positive evidence in the near term that may result in the reduction of the valuation allowance. Reduction of the valuation allowance, in whole or in part, would result in a significant non-cash income tax benefit during the period of reduction.

Contractual Obligations

The following table reflects our contractual obligations as of October 2, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
Long-Term Debt Obligations (1)	$196,510	$2,605	$193,905	$—	$—	$—
Interest on Debt	21,478	8,598	12,880	—	—	—
Operating Lease Obligations	32,429	11,657	13,902	6,316	554	—
Purchase Obligations	132,200	127,300	4,900	—	—	—
Retirement Plan Contributions	78,805	3,291	8,435	8,973	58,106	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (2)	68,212	—	40,669	—	—	27,543

Total	$529,634	$153,451	$274,691	$15,289	$58,660	$27,543

(1)	Long-Term Debt Obligations include current maturities
(2)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased by $176.9 million in the first nine months of 2011, to $1.2 billion. Cash activity for the nine months ended October 2, 2011 and October 3, 2010 was as follows:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$323.4	$421.3
Change in operating assets and liabilities, net of businesses sold	(104.6)	(35.2)
Cash (used for) provided by discontinued operations	(4.2)	3.7

Total cash provided by operating activities	214.6	389.8

Cash provided by (used for) investing activities from continuing operations	452.9	(412.5)
Cash provided by investing activities from discontinued operations	39.1	—

Total cash provided by (used for) investing activities	492.0	(412.5)

Total cash (used for) provided by financing activities	(9.2)	39.9

Increase in cash and cash equivalents	$697.4	$17.2

In the nine months ended October 2, 2011, changes in operating assets and liabilities, net of businesses sold, used cash of $104.6 million. This was due to a $10.6 million decrease in operating assets and a $115.2 million decrease in operating liabilities.

The decrease in operating assets was due to a $25.2 million decrease in accounts receivable resulting from increased collections, partially offset by a $13.6 million increase in prepayments due primarily to supplier prepayments and a $1.0 million increase in inventories. The decrease in operating liabilities was due to a $53.3 million decrease in customer advance payments due to shipments of systems prepaid by customers, a $43.9 million decrease in accrued employee compensation due primarily to variable compensation payments, $6.4 million of retirement plan contributions, a $5.0 million decrease in deferred revenue, a $3.4 million decrease in accounts payable due to decreased sales volume, and a $3.1 million decrease in accrued income taxes.

Investing activities during the nine months ended October 2, 2011 provided cash of $452.9 million, due to $1,112.8 million proceeds from sales and maturities of marketable securities, partially offset by $593.3 million used for purchases of marketable securities and $66.6 million used for purchases of property, plant and equipment.

Financing activities during the nine months ended October 2, 2011 used cash of $9.2 million, due to the repurchase of 2.0 million shares of common stock for $23.9 million at an average price of $12.06 per share, $2.5 million for payments on long-term debt, partially offset by $17.2 million from the issuance of common stock under stock option and stock purchase plans.

In the nine months ended October 3, 2010, changes in operating assets and liabilities, net of businesses sold, used cash of $35.2 million. This was due to a $170.3 million increase in operating assets and a $135.1 million increase in operating liabilities. The increase in operating assets was due to an increase in accounts receivable of $181.0 million due to higher sales volume, partially offset by a $9.7 million decrease in inventories due to higher sales volume, and a decrease in prepayments and other assets of $1.0 million. The increase in operating liabilities was due to a $68.5 million increase in customer advance payments, a $66.6 million increase in accounts payable, a $30.1 million increase in accrued employee compensation due to higher variable compensation, a $14.6 million increase in accrued income taxes, and a $7.5 million increase in deferred revenue, partially offset by $50.8 million of retirement plan contributions and a 1.4 million decrease in other accrued liabilities.

Investing activities during the nine months ended October 3, 2010 used cash of $412.5 million, due to $478.2 million used for purchases of marketable securities and $54.0 million used for purchases of property, plant and equipment, partially offset by proceeds from sales of marketable securities that provided cash of $118.6 million, and proceeds from life insurance that provided cash of $1.1 million.

Financing activities during the nine months ended October 3, 2010 provided cash of $39.9 million, $42.2 million was from the issuance of common stock under stock option and stock purchase plans which was partially offset by $2.3 million of cash used for payments on long-term debt.

On October 5, 2011, Teradyne completed its acquisition of LitePoint for approximately $510 million, net of LitePoint’s cash and tax benefits, and up to $70 million payable upon achievement of certain performance targets through 2012. The $510 million was paid in cash. The $70 million performance payment, if earned, may be paid in cash or in stock.

We believe our cash, cash equivalents and marketable securities balance following the acquisition of LitePoint will be sufficient to meet working capital and expenditure needs for at least the next twelve months. We do not have significant cash outside the U.S. that if repatriated would incur additional taxes. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on earnings.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This new guidance is intended to simplify goodwill impairment testing by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. This new guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not expect this guidance to have a material impact on our consolidated financial statements.

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

In October 2011, we acquired LitePoint Corporation (“LitePoint”). We may not be able to realize the benefit of acquiring LitePoint or successfully grow LitePoint’s business. We may continue to acquire additional businesses, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, raising debt, issuing shares of our common stock, or by other means.

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

In November 2010, the Board cancelled the November 2007 stock repurchase program and authorized a new stock repurchase program for up to $200 million. The cumulative repurchases as of October 2, 2011 totaled 2.0 million shares of common stock for $23.9 million at an average price of $12.06.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended October 2, 2011 (in thousands except per share price):

Period	(a) Total Number of Shares (or units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 4, 2011 – July 31, 2011	4	$12.92	4	$199,943
August 1, 2011 – August 28, 2011	1,524	$12.26	1,528	$181,261
August 29, 2011 – October 2, 2011	450	$11.38	1,978	$176,138

	1,978	$12.06	1,978	$176,138

We satisfy the minimum withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the withholding amount due.

Item 6:	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger by and among Teradyne, Inc., Lager Acquisition Corp., and LitePoint Corporation, dated as of September 14, 2011 filed as Exhibit 2.1 to Teradyne’s Current Report on Form 8-K filed October 6, 2011

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

November 14, 2011