Form 10-K
period 2011-12-30
TERADYNE, INC
filed 2012-02-29
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2011 was approximately $2.2 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 22, 2012 was 186,457,258 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2012 annual meeting of shareholders are incorporated by reference into Part III.

TERADYNE, INC.

FORM 10-K

PART I

Item 1:	Business

Teradyne, Inc. (the “Company” or “Teradyne”) was founded in 1960 and is a leading global supplier of automatic test equipment.

We design, develop, manufacture and sell automatic test systems and solutions used to test complex electronics in the consumer electronics, automotive, computing, telecommunications, wireless, and aerospace and defense industries. Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems,

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “Systems Test Group”), and

•	wireless test (“Wireless Test”) systems.

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive companies, wireless product manufacturers, storage device manufacturers, aerospace and military contractors as well as the United States Department of Defense.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi enabled devices. LitePoint is our Wireless Test segment.

In 2009, we entered the High Speed dynamic random access memory (“DRAM”) testing market with our UltraFlex-M product. High speed DRAM memory devices are used for high-end graphics applications in personal computer and gaming consoles.

In 2009, we also entered the market for hard disk drive test systems with our Neptune product. The Neptune product line currently is used to test 2.5 inch hard disk drives for laptops, notebooks and consumer electronic storage devices.

In 2008, we acquired Nextest Systems Corporation (“Nextest”) and Eagle Test Systems, Inc. (“Eagle Test”) to expand our product portfolio of automatic test equipment for the semiconductor industry. Nextest develops systems to test integrated circuits such as microcontrollers, image sensors, smart cards and field programmable logic devices for the flash memory, flash card and flash memory based system-on-a-chip (“SOC”) markets. Eagle Test develops systems to test analog, mixed-signal and radio frequency semiconductors used in digital cameras, MP3 players, cellular telephones, video/multimedia products, automotive electronics and notebook and desktop computers. Nextest and Eagle Test are included within our Semiconductor Test segment.

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

You can access financial and other information, including the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines and Code of Conduct, by clicking the Investors link on our web site at www.teradyne.com. We make available, free of charge, copies of our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act through our web site as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

FLEX Test Platform purchases are being made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs and test houses by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include smart phones, cell phones, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The FLEX Test Platform has an installed base of more than 3,000 customer systems to date and it continues to grow. The introduction of the UltraFLEX-M tester in 2009 extends the FLEX Test Platform into the High Speed DRAM testing market.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices such as microcontrollers that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products. We continue to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to critical new devices that include high end microcontrollers and the latest generation of cameras. The J750 platform has an installed base of over 3,700 systems and it continues to grow.

Our acquisition of Nextest in January of 2008 expanded our product offerings to include the Magnum test platform. The Magnum products address the requirements of mass production test of memory devices such as flash memory and DRAM. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum II is the newest member of the family. With test rates up to 800 megabits per second and a versatile architecture designed for maximal throughput, Magnum II tests flash and DRAM devices, an important advantage for large memory producers that manufacture both types of memory. The Magnum platform has an installed base of over 1,200 systems and it continues to grow.

Our acquisition of Eagle Test in November of 2008 expanded our product offerings to include the ETS platform. The ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Eagle Test’s proprietary SmartPin™ technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by Eagle Test’s systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cell phones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. The ETS platform has an installed base of over 2,300 systems and it continues to grow.

Systems Test Group

Our Systems Test Group segment is comprised of three business units: Mil/Aero, Storage Test and Commercial Board Test.

Mil/Aero

Our expertise in the test and diagnosis of printed circuit boards (“PCB”) and subsystems has proven to be essential in supporting the ever-demanding military, defense and aerospace markets. Our test solutions for these markets include high-performance systems, instruments and software solutions that manufacturers and repair depots depend on to ensure the readiness of military and commercial electronic systems.

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

Storage Test

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

Wireless Test

Our acquisition of LitePoint in October of 2011 expanded our product offerings in the wireless test industry. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi enabled devices. LitePoint collaborates with developers, component manufacturers, and industry leaders to create agile systems capable of analyzing the entire wireless landscape. Using easy-to-deploy, innovative test methodologies running on software-controlled module design, LitePoint’s IQ product line is designed for high-volume, low-cost product test. LitePoint’s products fall into two categories: cellular and connectivity.

Cellular

The LitePoint IQxstream™ is a multi-DUT cellular communication solution for verification and calibration of 2G/3G/4G mobile devices including smart phones, tablets and data cards. The IQxstream’s non-signaling technology delivers test speeds which allow for superior test coverage and increased throughput over traditional cellular test methods, thus avoiding economic vs. test quality tradeoffs common with slower, traditional approaches.

Connectivity

LitePoint offers a suite of products for connectivity testing. The LitePoint IQ2010™ is a comprehensive one-box solution for multi-com connectivity needs including WiFi, Bluetooth, GPS, FM, WiMax and ZigBee. When combined with the IQxstream, the IQ2010 creates a system for testing smart phones, tablets, and other multi-radio™ devices that include cellular technology. The LitePoint IQflex® is a testing solution focused on wireless LAN and Bluetooth manufacturing test. LitePoint IQnxnPlus™ and IQnxn® are testing solutions for complex WiFi and WiMAX devices that utilize multiple input and multiple output RF configurations commonly called MIMO, used in R&D environments. The LitePoint IQview® helps simplify WiFi and Bluetooth device development. The IQview offers compatibility with the IQflex manufacturing solution enabling test software developed on the IQview to run on the IQflex platform deployed in manufacturing environments.

LitePoint IQfact™ and IQfactPlus™ are turnkey, chipset specific, solutions enabling rapid volume manufacturing with a minimum of engineering effort. IQfact solutions can be customized for a specific end product and then deployed on LitePoint test equipment.

Discontinued Operations

On March 21, 2011, our Diagnostic Solutions business unit was sold to SPX Corporation. This business provided electronic test and diagnostic systems to the automotive OEMs and their major subcontractors. This business unit was in our Systems Test Group segment.

On August 1, 2007, our Broadband Test Division business was sold to Tollgrade Communications, Inc. This business provided test systems for testing lines and qualifying lines for DSL telephone networks. This business unit was in our Other Test Systems segment.

Diagnostic Solutions and Broadband Test Division have been reflected as discontinued operations in the accompanying financial statements.

Summary of Net Revenue by Reportable Segment

Our three reportable segments accounted for the following percentages of consolidated net revenue for each of last three years:

	2011	2010	2009
Semiconductor Test	77%	90%	71%
Systems Test Group	21	10	29
Wireless Test	2	—	—

	100%	100%	100%

Sales and Distribution

In fiscal years 2011 and 2010, no single customer accounted for more than 10% of our consolidated net revenue. In 2009, revenues from Western Digital Corporation accounted for more than 10% of our consolidated net revenue. Western Digital Corporation is a customer of our Systems Test Group segment. In each of the years 2011, 2010 and 2009, our three largest customers in aggregate accounted for 19%, 21% and 27% of our consolidated net revenue, respectively.

Direct sales to United States government agencies accounted for 2%, 1% and 4% of our consolidated net revenue in 2011, 2010 and 2009, respectively. Approximately 8%, 8% and 14% of Systems Test Group’s revenue in 2011, 2010 and 2009, respectively, was to United States government agencies and 17%, 35% and 21% of Systems Test Group’s revenue in 2011, 2010 and 2009, respectively, was to government contractor customers.

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

Sales to customers outside the United States accounted for 84%, 85% and 75% of our consolidated net revenue in 2011, 2010 and 2009, respectively. Sales to customers located in China were 13%, 9% and 5% of consolidated net revenue in 2011, 2010 and 2009, respectively. Sales to customers located in Taiwan were 12%, 18% and 14% of consolidated net revenue in 2011, 2010 and 2009, respectively. Sales to customers located in Japan were 10%, 5% and 6% of our consolidated net revenue in 2011, 2010 and 2009, respectively. Sales to customers located in Malaysia were 10%, 13% and 12% of our consolidated net revenues in 2011, 2010 and 2009, respectively. Sales to customers located in Korea were 10%, 8% and 5% of our consolidated net revenues in 2011, 2010 and 2009, respectively. Sales are attributed to geographic areas based on the location of the customer site.

See also “Item 1A: Risk Factors” and Note Q: “Operating Segment, Geographic and Significant Customer Information” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. Competitors in the Semiconductor Test segment include, among others, Advantest Corporation (“Advantest”) and LTX–Credence Corporation (“LTX”). The merger between Advantest and Verigy may result in a combined company that may be a stronger competitor in certain markets. Competitors in the Systems Test Group include, among others, Agilent Technologies, Inc. and Xyratex Ltd. Competitors in our Wireless Test segment include Agilent, Aeroflex, Inc., Anritsu Company and Rohde & Schwarz GmbH & Co. KG, among others.

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

Backlog

At December 31, 2011 and 2010, our backlog of unfilled orders in our three reportable segments was as follows:

	2011	2010
	(in millions)
Semiconductor Test	$274.8	$334.2
Systems Test Group	175.3	152.0
Wireless Test	4.4	—

	$454.5	$486.2

Of the backlog at December 31, 2011, approximately 99% of the Semiconductor Test backlog, 91% of Systems Test Group backlog, and 100% of Wireless Test backlog, is expected to be delivered in 2012.

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

Employees

As of December 31, 2011, we employed approximately 3,200 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2011, 2010 and 2009 were $195.6 million, $193.0 million, and $161.3 million, respectively. These expenditures amounted to approximately 14%, 12%, and 21% of consolidated net revenue in 2011, 2010, and 2009, respectively.

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

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Michael A. Bradley	63	Chief Executive Officer and President	Chief Executive Officer since 2004; President of Teradyne since 2003; President of Semiconductor Test from 2001 to 2003.

Gregory R. Beecher	54	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001 and Treasurer of Teradyne from 2003 to 2005 and since 2006.

Charles J. Gray	50	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009; Vice President and General Counsel of Sonus Networks, Inc. from 2002 to 2008.

Jeffrey R. Hotchkiss	64	President of Systems Test Group	President of Systems Test Group since 2007; President of Assembly Test Systems from 2004 to 2007, and President of Diagnostic Solutions from 2005 to 2007.

Mark E. Jagiela	51	President of Semiconductor Test	President of Semiconductor Test since 2003; Vice President of Teradyne since 2001.

Item 1A:	Risk Factors

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

The global economy and financial markets experienced disruption in 2009 and 2008, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. We are unable to predict the likely duration and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers and vendors in a number of ways that could result in unfavorable consequences to us. Disruption and deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse decline in economic conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, increased risk in potential reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We have taken actions to address the effects of the economic crisis, including implementing cost control and reduction measures. If our business has another downturn, we may need to take further cost control and reduction measures.

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

We believe that our technological position depends primarily on the technical competence and creative ability of our engineers. In a rapidly evolving market, such as ours, the development or acquisition of new technologies, commercialization of those technologies into products and market acceptance and customer demand for those products are critical to our success. Successful product development or acquisition, introduction and acceptance depend upon a number of factors, including:

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

We depend on Flextronics International Ltd. (“Flextronics”) to manufacture and test our FLEX and J750 family of products from its facility in China and on other contract manufacturers to manufacture other products. If for any reason these contract manufacturers cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer. If we experience a problem with our supply of products from Flextronics or our other contract manufacturers, it may take us significant time to either manufacture the product or find an alternate contract manufacturer, which could result in substantial expense and disruption to our business.

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

Separately and concurrent with the pricing of the Notes, we entered into a warrant transaction with the hedge counterparty with a strike price of $7.67 per share, which was 75% higher than the closing price of our common stock on March 31, 2009. The warrants will be net share settled and cover, subject to customary antidilution adjustments, approximately 31,963,470 shares of our common stock. On April 1, 2009, the hedge counterparty exercised its option to purchase warrants covering, subject to customary antidilution adjustments, an additional 2,739,726 shares of our common stock. However, we will not be obligated to deliver to the hedge counterparty more than 34,526,500 shares of common stock upon exercise of the warrants (which amount represented less than 19.99% of our outstanding shares of common stock as of March 31, 2009, without giving effect to any shares of common stock issuable pursuant to the warrant transaction), subject to customary antidilution adjustments.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in California, Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2011, we have not incurred material costs as result of the monitoring and remediation steps taken at the California, Massachusetts and New Hampshire sites.

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

From time to time, we make guarantees to customers regarding the performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition and operating results. For additional information see Note J: “Commitments and Contingencies—Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

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

Competition for employees with skills we require is intense in the high technology industry. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.

We may have additional pension funding obligations as a result of the weak performance of financial markets and its effect on plan assets.

Our future funding obligations for our U.S. defined benefit pension plan qualified with the Internal Revenue Service (“IRS”) depend upon the future performance of assets for this plan, the level of interest rates used to determine funding levels, the level of benefits provided for by the plan and any changes in government laws and regulations. Our U.S. qualified defined benefit pension plan currently holds a significant amount of fixed income securities. As of December 31, 2011, our U.S. qualified defined benefit pension plan had a funded status of approximately 102%. Due to significant declines in financial markets and deterioration in the value of our plan assets in 2008, we made additional discretionary contributions to our U.S. qualified defined benefit pension plan in 2009 and 2010 and may have to make additional contributions in future reporting periods, which may negatively affect our cash flow.

The natural disasters in Japan and the Philippines could disrupt our operations and those of our customers and adversely affect our results of operations.

The recent events in Japan and the Philippines, including earthquakes, tsunamis, flooding and the related damage, created economic uncertainty in those countries. Based on a review of our global supply chain and the customers’ test facilities we serve in Japan and the Philippines, we do not expect a significant impact on our ability to manufacture and sell our products, however, there can be no assurance that an adverse effect on our business, financial condition and operating results will not result from these events.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following table provides certain information as to our principal general offices and manufacturing facilities.

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, Systems Test Group & Corporate	1-2-3-4-5-6	413,000
Agoura Hills, California	Semiconductor Test	3-5	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	79,000

Subtotal of Owned Properties			612,000

Properties Leased:
Cebu, Philippines	Semiconductor Test	2-6	135,000
San Jose, California	Semiconductor Test (Nextest business unit)	2-3-4-5	128,000
Buffalo Grove, Illinois	Semiconductor Test (Eagle Test business unit)	2-3-4-5	95,000
Sunnyvale, California	Wireless Test	2-3-4-5-6	75,000
North Reading, Massachusetts	Corporate	1	60,000
Shanghai, China	Semiconductor Test & Systems Test Group	2-5-6	44,000
Tai Yuan, Taiwan	Semiconductor Test & Systems Test Group	5	43,000
Heredia, Costa Rica	Semiconductor Test	2-6	42,000
San Jose, California	Semiconductor Test	4-5	36,000

Subtotal of Leased Properties			658,000

Total Square Feet of Floor Space			1,270,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Sales Support and Manufacturing, 3. Engineering and Development, 4. Marketing, 5. Sales and Administration, 6. Storage and Distribution.

Item 3:	Legal Proceedings

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

Item 4:	Mine Safety Disclosure: Not Applicable

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sales price on the New York Stock Exchange.

Period	High	Low
2010
First Quarter	$11.57	$8.95
Second Quarter	13.37	9.25
Third Quarter	11.64	8.84
Fourth Quarter	14.44	10.51
2011
First Quarter	$19.19	$13.38
Second Quarter	18.68	13.51
Third Quarter	15.30	10.76
Fourth Quarter	15.05	10.37

The number of record holders of our common stock at February 22, 2012 was 2,478.

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

In November 2010, the Board cancelled the November 2007 stock repurchase program and authorized a new stock repurchase program for up to $200 million. The cumulative repurchases as of December 31, 2011 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2011 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 3, 2011 – October 30, 2011	654	$11.18	2,633	$168,825
October 31, 2011 – November 27, 2011	—	$—	—	$168,825
November 28, 2011 – December 31, 2011	—	$—	—	$168,825

We satisfy the minimum withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the withholding amount due.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1)(2)(3)(4)(5)(6):
Net revenues	$1,429,061	$1,566,162	$777,425	$1,047,917	$1,037,706

Income (loss) from continuing operations	347,893	374,602	(135,363)	(400,985)	74,852

Net income (loss)	373,809	379,730	(133,837)	(394,227)	77,711

Income (loss) from continuing operations per common share—basic	1.88	2.08	(0.78)	(2.35)	0.41

Income (loss) from continuing operations per common share—diluted	1.53	1.71	(0.78)	(2.35)	0.40

Net income (loss) per common share—basic	2.02	2.11	(0.77)	(2.31)	0.42

Net income (loss) per common share—diluted	1.65	1.73	(0.77)	(2.31)	0.42

Consolidated Balance Sheet Data:
Total assets	2,188,639	1,810,355	1,235,337	1,241,655	1,555,288

Long-term debt obligations	159,956	150,182	141,100	—	—

(1)	As a result of the divestiture of Diagnostic Test Solutions in 2011 and Broadband Test Division in 2007, we are reporting both business units as discontinued operations for all periods presented.
(2)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes the results of operations of LitePoint from October 5, 2011, and for the year ended December 31, 2008 includes the results of operations of Nextest from January 24, 2008 and the results of operations of Eagle Test from November 15, 2008.
(3)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes a tax benefit of $129.3 million due primarily to the release of the deferred tax valuation allowance.
(4)	The Consolidated Statement of Operations Data for the year ended December 31, 2009 includes $32.6 million of severance charges and $3.7 million of facilities charges related to the early exit of leased facilities.
(5)	The Consolidated Statement of Operations Data for the year ended December 31, 2008 includes a $329.7 million goodwill impairment charge.
(6)	The Consolidated Statement of Operations Data for the year ended December 31, 2008 includes $27.3 million of restructuring charges, primarily related to severance, $20.9 million of costs related to loss on sale of land and buildings and $12.0 million of facility charges related to accelerated depreciation.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global supplier of automatic test equipment. We design, develop, manufacture, and sell automatic test systems and solutions used to test complex electronics in the consumer electronics, automotive, computing, telecommunications, wireless, and aerospace and defense industries. Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems; and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test systems (“Storage Test”), circuit-board test and inspection (“Commercial Board Test”) systems, collectively these products represent “Systems Test Group”; and

•	wireless test (“Wireless Test”) systems.

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive companies, wireless product manufacturers, storage device manufacturers, aerospace and military contractors as well as the United States Department of Defense.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi enabled devices. LitePoint is our Wireless Test segment.

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

We believe our acquisitions of Nextest, Eagle Test and LitePoint, and our entry into the high speed memory and storage test markets have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs.

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

Revenue Recognition

In October 2009, FASB amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. We elected to early adopt this accounting guidance at the beginning of our first quarter of 2010 on a prospective basis. Adoption had no material impact on our financial position or results of operations in 2010 and 2011.

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

Equity Incentive and Stock Purchase Plans

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10 “Compensation—Stock Compensation”. As required by ASC 718-10, we have made an estimate of expected forfeitures and are recognizing compensation costs only for those stock-based compensation awards expected to vest.

Income Taxes

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. As a result of this review, undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. At December 31, 2011, we reassessed this judgment and concluded that it is more likely than not that a substantial majority of our deferred tax assets will be realized through consideration of both the positive and negative evidence. The evidence consisted primarily of our three year U.S. historical cumulative profitability, projected future taxable income, forecasted utilization of the deferred tax assets and the fourth quarter of 2011 acquisition of LitePoint offset by the volatility of the industries we operate in, primarily the semiconductor industry. As such, we reduced the valuation allowance by $190.2 million, which was recorded as a tax benefit in the year ended December 31, 2011. We maintain a valuation allowance for certain deferred tax assets of $51.1 million, primarily related to excess stock compensation deductions associated with pre-2006 activity, state net operating losses and state tax credit carryforwards, due to uncertainty regarding their realization. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.

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

Goodwill, Intangible and Long-Lived Assets

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This new guidance is intended to simplify goodwill impairment testing by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. We adopted this guidance in the fourth quarter of 2011 and determined that it is not more likely than not that the fair value of our reporting unit is less than its carrying value.

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

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Percentage of net revenues:
Net revenues:
Products	81.2%	85.0%	74.2%
Services	18.8	15.0	25.8

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of products	40.4	37.8	47.7
Cost of services	9.7	7.6	13.8

Total cost of revenues	50.1	45.3	61.5
Gross profit	49.9	54.7	38.5
Operating expenses:
Engineering and development	13.7	12.3	20.8
Selling and administrative	16.4	14.5	25.1
Acquired intangible assets amortization	2.8	1.9	4.2
Restructuring and other	0.6	(0.1)	4.5

Total operating expenses	33.4	28.6	54.6
Income (loss) from operations	16.5	26.0	(16.1)
Interest and other, net	(1.2)	(1.2)	(2.4)

Income (loss) from continuing operations before income taxes	15.3	24.8	(18.5)
(Benefit) provision for income taxes	(9.0)	0.9	(1.1)

Income (loss) from continuing operations	24.3	23.9	(17.4)
Income from discontinued operations before income taxes	0.1	0.3	0.2
(Benefit) provision for income taxes	0.0	0.0	0.0

Income from discontinued operations	0.1	0.3	0.2
Gain on disposal of discontinued operations (net of taxes)	1.7	0.0	0.0

Net income (loss)	26.2%	24.2%	(17.2)%

Results of Operations

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	Three months ended December 31,
	2011	2010	2009
Semiconductor Test	1.2	1.1	1.3
Systems Test Group	1.9	1.0	0.4
Wireless Test	0.7	—	—
Total Company	1.3	1.1	1.1

Revenues

Net revenues for our three reportable segments were as follows:

	2011	2010	2009	2010-2011 Dollar Change	2009-2010 Dollar Change
	(in millions)
Semiconductor Test	$1,106.2	$1,413.3	$552.4	$(307.1)	$860.9
Systems Test Group	294.5	152.9	225.0	141.6	(72.1)
Wireless Test	28.4	—	—	28.4	—

	$1,429.1	$1,566.2	$777.4	$(137.1)	$788.8

Semiconductor Test revenue decreased $307.1 million or approximately 22% from 2010 to 2011, due to a decrease in system-on-a-chip (“SOC”) product sales. Semiconductor Test product demand can fluctuate significantly from year to year based upon semiconductor device unit growth and installed base utilization. The 2011 decrease was due to lower volume from reduced demand.

Semiconductor Test revenue increased $860.9 million or approximately 156% from 2009 to 2010, due to a strong recovery in the semiconductor market, particularly in SOC test, and due to our strong market share in the higher growth Semiconductor Test segments such as power management, wireless and microcontroller.

The increase in Systems Test Group revenue of $141.6 million or approximately 93% from 2010 to 2011 was primarily due to the increase in sales of Storage Test systems, which was driven by new customers and new product applications.

The decrease in Systems Test Group revenue of $72.1 million or approximately 32% from 2009 to 2010 was primarily due to the decrease in sales of Storage Test systems and Mil/Aero systems and instruments, partially offset by an increase in Commercial Board Test sales.

The acquisition of LitePoint which was completed in October of 2011 added $28.4 million of revenue in 2011. Litepoint is our Wireless Test segment.

Our three reportable segments accounted for the following percentages of consolidated net revenue for each of the last three years:

	2011	2010	2009
Semiconductor Test	77%	90%	71%
Systems Test Group	21	10	29
Wireless Test	2	—	—

	100%	100%	100%

Net revenue by region as a percentage of total revenue was as follows:

	2011	2010	2009
United States	16%	15%	25%
China	13	9	5
Taiwan	12	18	14
Malaysia	10	13	12
Korea	10	8	5
Japan	10	5	6
Philippines	9	12	6
Europe	7	6	7
Singapore	6	9	9
Thailand	6	4	9
Rest of the World	1	1	2

	100%	100%	100%

The breakout of product and service revenue for the past three years was as follows:

	2011	2010	2009	2010-2011 Dollar Change	2009-2010 Dollar Change
	(in millions)
Product Revenue	$1,160.2	$1,331.0	$576.5	$(170.8)	$754.5
Service Revenue	268.9	235.2	200.9	33.7	34.3

	$1,429.1	$1,566.2	$777.4	$(137.1)	$788.8

Our product revenue decreased $170.8 million or 13% in 2011 from 2010 primarily due to lower sales of SOC Semiconductor Test products. Semiconductor Test product sales demand can fluctuate significantly from year to year based upon semiconductor device unit growth and installed base utilization. The 2011 decrease was due to lower volume from reduced demand. The decrease was partially offset by an increase in sales of Storage Test systems, which was driven by new customers and new product applications. The LitePoint acquisition which was completed in October of 2011 added $27.8 million of product revenue in 2011. Service revenue, which is derived from the servicing of our installed base of products and includes maintenance contracts, repairs, extended warranties, parts sales, and applications support, increased $33.7 million or 14% due to higher volume.

Our product revenue increased $754.5 million or 131% in 2010 from 2009 primarily due to higher sales across all Semiconductor Test products. The increase was partially offset by a decrease in sales of Storage Test systems and Mil/Aero systems and instruments. Service revenue increased $34.3 million or 17%, due to higher volume.

In fiscal year 2011 and 2010, no single customer accounted for more than 10% of our consolidated net revenue. In 2009, revenues from one customer accounted for 13% of our consolidated net revenue. In each of the years 2011, 2010 and 2009, our three largest customers in aggregate accounted for 19%, 21% and 27% of our consolidated net revenue, respectively.

Gross Profit

	2011	2010	2009	2010-2011 Dollar / Point Change	2009-2010 Dollar / Point Change
	(dollars in millions)
Gross Profit	$713.7	$856.0	$299.4	$(142.3)	$556.6
Percent of Total Revenue	49.9%	54.7%	38.5%	(4.8)	16.2

Gross profit as a percentage of revenue decreased from 2010 to 2011 by 4.8 percentage points. This decrease was the result of a decrease of 2.9 points related to product mix primarily from higher Storage Test system sales, a decrease of 0.9 points for a charge to adjust LitePoint acquired inventory to fair value, a decrease of 0.5 points due to lower volume, and a decrease of 0.3 points due to higher inventory provisions.

Gross profit as a percentage of revenue increased from 2009 to 2010 by 16.2 percentage points. This increase in gross profit was the result of an increase of 8.9 points due to higher product sales volume, an increase of 6.6 points related to product mix and an increase of 1.8 points due to lower inventory provisions. These increases were partially offset by a decrease of 1.2 points primarily due to higher variable compensation.

The breakout of product and service gross profit was as follows:

	2011	2010	2009	2010-2011 Dollar / Point Change	2009-2010 Dollar / Point Change
	(dollars in millions)
Product Gross Profit	$583.1	$739.5	$205.6	$(156.4)	$533.9
Percent of Product Revenue	50.3%	55.6%	35.7%	(5.3)	19.9

Service Gross Profit	$130.6	$116.5	$93.8	$14.1	$22.7
Percent of Service Revenue	48.6%	49.5%	46.7%	(0.9)	2.8

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

During the year ended December 31, 2011, we recorded an inventory provision of $11.6 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $11.6 million of total excess and obsolete provisions recorded in 2011, $10.4 million was related to Semiconductor Test primarily due to product transition, $1.1 million was related to Systems Test Group, and $0.1 million was related to Wireless Test.

During the year ended December 31, 2010, we recorded an inventory provision of $6.0 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $6.0 million of total excess and obsolete provisions recorded in 2010, $4.5 million was related to Semiconductor Test and $1.5 million was related to Systems Test Group.

During the year ended December 31, 2009, we recorded an inventory provision of $24.8 million included in cost of revenues, due to the following factors:

—	Downward revisions to previously forecasted demand levels as a result of worsening economic conditions experienced in the semiconductor and automotive industries primarily in the first half of 2009 resulted in an inventory provision of $13.5 million for inventory not expected to be consumed;

—	A decline in demand versus forecast for our Liquid Crystal Display (“LCD”) test product due to the global economic downturn, lower product pricing by competitors, the introduction of a new product by a competitor and consolidation among a number of the expected buyers of the product, resulted in an inventory provision of $8.6 million; and

—	During late 2008, we introduced the next versions of our Nextest Magnum memory test product. At that time, it was anticipated that demand would continue for the existing version of the product within its installed base of customers. An overall decline in the memory market combined with a portion of our customers accelerating their purchasing of the newer version of the product resulted in an inventory provision of $2.7 million.

Of the $24.8 million of total excess and obsolete provisions recorded in 2009, $20.3 million was related to Semiconductor Test and $4.5 million was related to Systems Test Group.

During the year ended December 31, 2011, 2010 and 2009, we scrapped $9.2 million, $4.7 million and $29.6 million of inventory, respectively, and sold $8.1 million, $8.3 million and $4.3 million of previously written-down or written-off inventory, respectively. As of December 31, 2011, we had inventory related reserves for amounts which had been written-down or written-off totaling $123.5 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(dollars in millions)
Engineering and Development	$195.6	$193.0	$161.3	$2.6	$31.7
Percent of Total Revenue	13.7%	12.3%	20.8%

The increase of $2.6 million in engineering and development expenses from 2010 to 2011 was due primarily to additional costs of $6.0 million related to the acquisition of LitePoint in October 2011, partially offset by lower variable compensation.

The increase of $31.7 million in engineering and development expenses from 2009 to 2010 was due primarily to an $18.6 million increase in variable compensation and $6.2 million increase from the restoration of temporary salary reductions.

Selling and Administrative

Selling and administrative expenses were as follows:

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(dollars in millions)
Selling and Administrative	$233.7	$226.8	$195.4	$6.9	$31.4
Percent of Total Revenue	16.4%	14.5%	25.1%

The increase of $6.9 million in selling and administrative expenses from 2010 to 2011 was due primarily to additional costs of $9.7 million related to the acquisition of LitePoint in October 2011, partially offset by lower variable compensation.

The increase of $31.4 million in selling and administrative expenses from 2009 to 2010 was due primarily to a $25.1 million increase in variable compensation and $9.9 million from the restoration of temporary salary reductions, partially offset by a $5.3 million decrease in other spending related to workforce reductions and other cost reduction initiatives taken in 2009.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(dollars in millions)
Acquired Intangible Assets Amortization	$40.5	$29.3	$32.3	$11.2	$(3.0)
Percent of Total Revenue	2.8%	1.9%	4.2%

Acquired intangible assets amortization expense increased from 2010 to 2011 due to the LitePoint acquisition which was completed in October of 2011.

Acquired intangible assets amortization expense decreased from 2009 to 2010 because intangible assets related to the 2001 GenRad acquisition were fully amortized in 2009.

Restructuring and Other

Restructuring

In response to a downturn in the industry in 2008 and 2009, we implemented restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for severance and benefits of $0.3 million is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities of $1.9 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account, and is expected to be paid out over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments, as of December 31, 2011, are net of expected sublease income of $0.5 million. As of December 31, 2011, we have subleased approximately 37% of our unoccupied space.

During the year ended December 31, 2011, we recorded the following restructuring activities:

Q1 2011 Actions:

–	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Q2 2011 Actions:

–	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test.

Q2 2010 Actions:

–	$0.2 million related to a change in the estimated severance benefits related to headcount reductions in Semiconductor Test.

Q4 2010 Actions:

–	$0.1 million of severance charges related to headcount reductions in Semiconductor Test.

Pre-2009 Actions:

–	$(0.5) million credit related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group, and the North Reading, MA facility in Semiconductor Test and System Test Group.

During the year ended December 31, 2010, we recorded the following restructuring activities:

Q1 2010 Actions:

–	$0.4 million of severance charges related to headcount reductions of approximately 4 people in Semiconductor Test.

Q2 2010 Actions:

–	$0.9 million of severance charges related to headcount reductions of approximately 6 people in Systems Test Group.

Q3 2010 Actions:

–	$0.4 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group.

Q4 2010 Actions:

–	$0.1 million of severance charges related to the headcount reduction of 1 person in Systems Test Group.

Q2 2009 Actions:

–	$0.3 million related to a change in the estimated severance benefits related to headcount reduction activities in Semiconductor Test and System Test Group.

Pre-2009 Actions:

–	$(2.7) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

During the year ended December 31, 2009, we recorded the following restructuring activities:

Q1 2009 Activity:

–	$17.2 million of severance charges related to headcount reductions of approximately 515 people, of which $14.9 million and 460 people were in Semiconductor Test, $1.5 million and 39 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Q2 2009 Activity:

–	$15.4 million of severance charges related to headcount reductions of approximately 304 people, of which $11.4 million and 267 people were in Semiconductor Test, $3.0 million and 25 people were in Corporate, and $1.0 million and 12 people were in Systems Test Group.

Q3 2009 Activity:

–	$4.1 million of charges in Corporate related to the early exit of a leased facility in North Reading.

Pre-2009 Activity:

–	$(0.4) million credit in Semiconductor Test for a revision in estimated sublease income at an exited leased facility in Ontario, Canada.

Other

During the year ended December 31, 2011, we recorded $7.3 million of other charges related to the following:

–	$4.6 million related to LitePoint acquisition costs; and

–	$2.7 million related to non-U.S pension settlements.

During the year ended December 31, 2009, we recorded $(1.0) million of other net credits related to the following:

–	$1.1 million of long-lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of facilities in North Reading, Massachusetts;

–	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items; and

–	$(0.1) million related to other miscellaneous.

Interest and Other

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(in millions)
Interest income	$6.6	$5.9	$3.4	$0.7	$2.5
Interest expense and other, net	$(23.7)	$(24.5)	$(22.4)	$0.8	$(2.1)

Interest income increased by $0.7 million, from $5.9 million in 2010 to $6.6 million in 2011, due primarily to higher cash and marketable securities balances in 2011.

Interest income increased by $2.5 million, from $3.4 million in 2009 to $5.9 million in 2010, due primarily to a gain on sale of auction rate securities.

Interest expense and other decreased by $0.8 million, from $24.5 million in 2010 to $23.7 million in 2011, due primarily to a loss on the exercise of the auction rate securities related UBS Put recorded in 2010, partially offset by higher convertible debt discount amortization in 2011.

Interest expense and other increased by $2.1 million, from $22.4 million in 2009 to $24.5 million in 2010, due primarily to a $6.0 million increase in interest expense related to our convertible senior notes and a loss of $2.7 million on the exercise of the auction rate security related UBS Put. In 2009, interest expense and other included $2.5 million for the write off of the remaining revolving credit facility issue costs due to the termination of our revolving credit facility agreement, $2.1 million in interest expense related to the revolving credit facility, and $2.8 million realized loss on sale and impairment of marketable securities.

Income (Loss) from Continuing Operations before Income Taxes

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(in millions)
Semiconductor Test	$213.0	$417.1	$(131.5)	$(204.1)	$548.6
Systems Test Group	52.0	(8.4)	11.6	60.4	(20.0)
Wireless Test	(20.6)	—	—	(20.6)	—
Corporate	(25.8)	(19.6)	(24.0)	(6.2)	4.4

	$218.6	$389.1	$(143.9)	$(170.5)	$533.0

The decrease in income from continuing operations before income taxes from 2010 to 2011 was primarily due to lower revenue in 2011 compared to 2010, an $11.2 million increase in intangible assets amortization, a $12.2 million charge to adjust LitePoint acquired inventory to fair value and a $9.0 million increase in restructuring and other costs.

The increase in income from continuing operations before income taxes from 2009 to 2010 was primarily due to higher revenue in 2010 compared to 2009 and lower restructuring and other costs in 2010.

Income Taxes

The income tax benefit from continuing operations for 2011 totaled $129.3 million, primarily attributable to the reduction of our deferred income tax valuation allowance. We considered the weight of both the positive and negative evidence as of December 31, 2011 and concluded that a substantial majority of the deferred tax assets will be realized. The income tax expense from continuing operations of $14.5 million for 2010 was related primarily to tax provisions for foreign taxes. The income tax benefit from continuing operations of $8.5 million for 2009 was primarily due to federal net operating loss carryback claims.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Long-Term Debt Obligations (1)	$196,430	$2,573	$193,857	$—	$—	$—
Interest on Debt	21,533	8,631	12,902	—	—	—
Contingent Consideration	68,892	68,892	—	—	—	—
Operating Lease Obligations	48,949	13,822	15,973	9,675	9,479	—
Purchase Obligations	199,300	196,600	2,700	—	—	—
Retirement Plan Contributions	55,422	4,993	10,491	11,074	28,864	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (2)	73,301	—	34,481	—	—	38,820

Total	$663,827	$295,511	$270,404	$20,749	$38,343	$38,820

(1)	Long-Term Debt Obligations include current maturities.
(2)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $300.8 million in 2011 from 2010 to $754.6 million. Cash activity for 2011, 2010 and 2009 was as follows:

	2011	2010	2009	2010-2011 Change	2009-2010 Change
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non cash items	$372.6	$508.6	$35.5	$(136.0)	$473.1
Change in operating assets and liabilities, net of businesses sold and acquired	(94.0)	52.7	78.9	(146.7)	(26.2)
Cash (used for) provided by discontinued operations	(4.8)	5.0	7.4	(9.8)	(2.4)

Total cash provided by operating activities	$273.8	$566.3	$121.8	$(292.5)	$444.5

Cash used for investing activities from continuing operations	(120.5)	(627.7)	(93.3)	507.2	(534.4)
Cash provided by (used for) investing activities from discontinued operations	39.0	—	(0.6)	39.0	0.6

Total cash used for investing activities	$(81.5)	$(627.7)	$(93.9)	$546.2	$(533.8)

Total cash (used for) provided by financing activities	$(16.3)	$42.4	$66.1	$(58.7)	$(23.7)

Total increase (decrease) of cash and cash equivalents	$176.0	$(19.0)	$94.0	$195.0	$(113.0)

In 2011, changes in operating assets and liabilities, net of businesses sold and acquired, used cash of $94.0 million. This was due to a $43.2 million decrease in operating assets and a $137.2 million decrease in operating liabilities.

The decrease in operating assets was due to a $66.4 million decrease in accounts receivable resulting from increased collections, partially offset by a $22.6 million increase in prepayments due primarily to supplier prepayments and a $0.6 million increase in inventories. The decrease in operating liabilities was due to a $62.6 million decrease in customer advance payments due to shipments of systems prepaid by customers, a $28.3 million decrease in accrued employee compensation due primarily to variable compensation payments, a $19.9 million decrease in accounts payable due to decreased sales volume, $11.9 million of retirement plan contributions, a $8.7 million decrease in accrued income taxes, and a $5.8 million decrease in deferred revenue.

Investing activities during 2011 used cash of $120.5 million. In October 2011, we completed the acquisition of LitePoint for an initial cash purchase price, net of cash acquired, of $537.5 million. Capital expenditures were $86.1 million. Proceeds from sales and maturities of marketable securities were $1,194.9 million, partially offset by $691.8 million used for purchase of marketable securities. The net proceeds were used to acquire LitePoint.

Financing activities during 2011 used cash of $16.3 million, due to the repurchase of 2.6 million shares of common stock for $31.2 million at an average price of $11.84 per share and $2.5 million for payments on long-term debt, partially offset by $17.4 million from the issuance of common stock under stock option and stock purchase plans.

In 2010, changes in operating assets and liabilities, net of businesses sold and acquired, provided cash of $52.7 million. This was due to a $38.2 million increase in operating assets and a $90.9 million increase in operating liabilities. The increase in operating assets was due to an increase in accounts receivable of $50.4 million due to higher sales volume, partially offset by a $3.7 million decrease in inventories, and a decrease in other current assets of $8.5 million. The increase in operating liabilities was due to a $57.7 million increase in customer advance payments due primarily to an advanced payment received from one of our Semiconductor Test customers, a $44.5 million increase in accrued employee compensation due to higher variable compensation, a $15.0 million increase in accounts payable, a $15.0 million increase in deferred revenue, an $8.5 million increase in accrued income taxes, and a $2.7 million increase in other accrued liabilities, partially offset by $52.5 million of retirement plan contributions.

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

In 2009, changes in operating assets and liabilities, net of businesses sold and acquired, provided cash of $78.9 million. This was due to a decrease in operating assets of $42.7 million and an increase in operating liabilities of $36.2 million. The decrease in operating assets consisted mainly of a decrease in inventory of $63.2 million partially offset by an increase of $19.3 million in accounts receivable due to higher sales volume. The increase in operating liabilities consisted of an increase in advanced customer payments, accounts payable, deferred revenue and other accrued expenses of $51.5 million partially offset by retirement plan contributions of $15.3 million. The $43.3 million increase in deferred revenue and customer advances in 2009 is due to an advanced payment of approximately $68.2 million received from one of our Semiconductor Test customers. The customer received an incremental discount and also wanted to secure its position in our manufacturing slot plan. This increase in customer advances was partially offset by a $24.9 million decrease in deferred revenue.

Investing activities in 2009 used cash of $93.3 million due to investments in property, plant and equipment of $41.3 million, payment of transaction fees related to the Eagle Test acquisition of $3.7 million, and purchases of marketable securities of $90.4 million, partially offset by sales and maturities of marketable securities that provided cash of $41.0 million, and proceeds from life insurance policies that provided cash of $1.1 million.

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

On April 6, 2009, we completed a registered public offering of $190.0 million aggregate principal amount convertible senior notes (“Notes”) and settled the related convertible bond hedge and warrant transaction and received approximately $163.0 million as a result of these financing transactions. The Notes bear interest at a rate of 4.50% per annum, payable semi- annually in arrears on March 15 and September 15 of each year. The first interest payment was on September 15, 2009. The Notes will mature on March 15, 2014, unless earlier repurchased by us or converted. The Notes may be converted, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48. The convertible note hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of our common stock, representing a 75% conversion premium based upon the closing price of our common stock on March 31, 2009. We may not redeem the Notes prior to their maturity. Holders of the Notes may require us to purchase in cash all or a portion of their Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes involving the Company.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. We do not have significant cash outside the U.S. that if repatriated would incur additional taxes. In addition, the amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. Inflation has not had a significant long-term impact on earnings.

Retirement Plans

ASC 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715-20. The pension asset or liability represents the difference between the fair value of the pension plan’s assets and the projected benefit obligation as of December 31. For other postretirement benefit plans, the liability is the difference between the fair value of the plan’s assets and the accumulated postretirement benefit obligation as of December 31.

Our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $15.0 million for the year ended December 31, 2011. The largest portion of our 2011 pension expense was $7.0 million for our U.S. Plan. Pension expense is calculated based upon a number of actuarial assumptions, a significant input to the actuarial models that measure pension benefit obligations. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense and asset/liability measurement. We evaluate these critical assumptions at least annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment managers and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 5.5% was an appropriate rate to use for 2011. We will continue to evaluate the expected return on plan assets at least annually, and will adjust the rate as necessary. The December 31, 2011 asset allocation for our U.S. Plan is 87% invested in fixed income securities, 12% invested in equity securities, and 1% invested in other securities. Our investment managers regularly review the actual asset allocation and periodically rebalance the portfolio to ensure alignment with our targeted allocations.

We base our determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2011, under the U.S. Plan, we had cumulative gains of approximately $23.3 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the Citigroup Pension Index adjusted for the U.S. Plan’s expected cash flows and was 4.2% at December 31, 2011, down from 5.3% at December 31, 2010. We estimate that in 2012 we will recognize approximately $12.4 million of pension expense for the U.S. Plan. The U.S. Plan related pension expense estimate for 2012 is based on a 4.2% discount rate, and 5.0% return on U.S. Plan assets. Future pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans. As of December 31, 2011, we had unrecognized pension losses and prior service costs of $134.1 million, of which $117.7 million is for the U.S. Plan.

We performed a sensitivity analysis, which expresses the potential U.S. Plan expense for the year ending December 31, 2012, that would result from changes to either the discount rate or the expected return on plan assets.

	Discount Rate
Return on Plan Assets	3.7%	4.2%	4.7%
	(in millions)
4.5%	$15.2	$13.8	$12.4
5.0%	13.8	12.4	11.0
5.5%	12.3	10.9	9.5

The assets of the U.S. Plan consist primarily of fixed income and equity securities. The value of our U.S. Plan assets has increased from $275.7 million at December 31, 2010 to $319.1 million at December 31, 2011. Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2011, we made a contribution of $1.7 million to the U.S. Supplemental Executive Defined Benefit Pension Plan and $8.5 million contribution to certain qualified plans for non-U.S. subsidiaries. We expect to contribute approximately $1.8 million to the U.S. Supplemental Executive Defined Benefit Pension Plan in 2012. Contributions that will be made in 2012 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $1.7 million. We do not expect to make any contributions to the U.S. Plan in 2012.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in Note N: “Stock Based Compensation” in Notes to Consolidated Financial Statements, we have the 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was approved by stockholders on May 25, 2006. The 2006 Equity Plan replaced our 1996 Non-Employee Director Stock Option Plan, our 1997 Employee Stock Option Plan, and our 1991 Employee Stock Option Plan, each of which were terminated upon the shareholders approval of the 2006 Equity Plan. We may not issue any additional option grants or awards under the terminated plans, but the options and awards previously granted and currently outstanding under these plans will remain in effect until the earlier of the date of their exercise, vesting or expiration, as applicable.

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

The following table presents information about these plans as of December 31, 2011 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	6,892	(1)	$7.57	12,161	(3)
Equity plans not approved by shareholders(4,5,6)	4,282	(2)	$3.24	—

Total	11,174		$4.12	12,161

(1)	Includes 5,809,270 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Includes 29,230 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(3)	Consists of 8,205,367 securities available for issuance under the 2006 Equity Plan and 3,955,578 of securities available for issuance under the Employee Stock Purchase Plan.
(4)	In connection with the acquisition of Nextest (the “Nextest Acquisition”), we assumed the options and restricted stock units granted under the Nextest Systems Corporation 1998 Equity Incentive Plan, as amended, and the Nextest Systems Corporation 2006 Equity Incentive Plan (collectively, the “Nextest Plans”). Upon the consummation of the Nextest Acquisition, these options and restricted stock units were converted automatically into, respectively, options to purchase and restricted stock units representing, an aggregate of 4,417,594 shares of our common stock. No additional awards will be granted under the Nextest Plans. As of December 31, 2011, there were outstanding options exercisable for an aggregate of 1,036,584 shares of our common stock pursuant to the Nextest Plans, with a weighted average exercise price of $3.05 per share. As of December 31, 2011, there were outstanding restricted stock units covering an aggregate of 29,230 shares of our common stock, none of which are included in the calculation of the weighted average exercise price.
(5)	In connection with the acquisition of Eagle Test (the “Eagle Acquisition”), we assumed the options granted under the Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan and the Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan (collectively, the “Eagle Plans”). Upon the consummation of the Eagle Acquisition, these options were converted automatically into options to purchase an aggregate of 3,594,916 shares of our common stock. No additional awards will be granted under the Eagle Plans. As of December 31, 2011, there were outstanding options exercisable for an aggregate of 257,879 shares of our common stock pursuant to the Eagle Plans, with a weighted average exercise price of $3.65 per share.
(6)	In connection with the acquisition of LitePoint Corporation (the “LitePoint Acquisition”), we assumed the options granted under the LitePoint Corporation 2002 Stock Plan (the “LitePoint Plan”). Upon the consummation of the LitePoint Acquisition, these options were converted automatically into options to purchase an aggregate of 2,828,344 shares of our common stock. No additional awards will be granted under the LitePoint Plan. As of December 31, 2011, there were outstanding options exercisable for an aggregate of 2,771,821 shares of our common stock pursuant to the LitePoint Plan, with a weighted average exercise price of $2.71 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers, directors, consultants and advisors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2011 was 12,160,945 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016.

As of December 31, 2011, total unrecognized compensation expense related to non-vested awards and options totaled $60.3 million, and is expected to be recognized over a weighted average period of 2.6 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with each of (i) the Standard & Poor’s 500 Index and (ii) the Morningstar Semiconductor Equipment & Materials Industry Group. The comparison assumes $100.00 was invested on December 31, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

	Annual Rate of Return
	2007	2008	2009	2010	2011
Teradyne, Inc.	-31%	-59%	154%	31%	-3%
Morningstar Semiconductor Equipment & Materials	4%	-57%	67%	12%	-14%
S&P 500 Index	5%	-37%	26%	15%	2%

(1)	This graph is not “soliciting material,” is not deemed filed with the SEC and is not to be incorporated by reference in any other filing under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
(2)	The stock price performance shown on the graph is not necessarily indicative of future price performance. Information used on the graph was obtained from Aon Hewitt Associates, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareowners’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. This ASU requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareowners’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. This ASU requires changes in presentation only and we do not expect it will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This new guidance is intended to simplify goodwill impairment testing by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. This new guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted and we adopted the standard in the fourth quarter of 2011. The adoption did not have a material impact on our financial position or results of operations.

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

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2011, 2010 and 2009, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential loss due to changes in interest rates. Our interest rate exposure is primarily in the United States in short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a 10% fluctuation in interest rates was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in fair value from changes in interest rates is immaterial as of December 31, 2011 and 2010.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc. (the “Company”):

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A, management has excluded LitePoint Corporation from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination on October 5, 2011. We have also excluded LitePoint Corporation from our audit of internal control over financial reporting. LitePoint Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2012

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$573,736	$397,737
Marketable securities	96,502	409,061
Accounts receivable, less allowance for doubtful accounts of $4,102 and $3,752 in 2011 and 2010, respectively	129,330	168,756
Inventories:
Parts	109,315	78,109
Assemblies in process	33,856	16,013
Finished goods	16,892	22,719

	160,063	116,841
Deferred tax assets	53,948	22,730
Prepayments and other current assets	86,308	52,780
Current assets from discontinued operations	—	8,713

Total current assets	1,099,887	1,176,618
Property, plant and equipment:
Land	16,561	16,561
Buildings and improvements	131,743	130,091
Machinery and equipment	648,610	625,649
Construction in progress	1,280	1,073

Total property, plant and equipment	798,194	773,374

Less: Accumulated depreciation	565,987	542,266

Net property, plant and equipment	232,207	231,108
Marketable securities	84,407	248,696
Retirement plans assets	8,840	13,981
Intangible assets, net	392,975	122,941
Goodwill	352,778	—
Other assets	17,545	16,542
Long-term assets from discontinued operations	—	469

Total assets	$2,188,639	$1,810,355

LIABILITIES
Current liabilities:
Accounts payable	69,842	81,142
Accrued employees’ compensation and withholdings	90,427	105,374
Deferred revenue and customer advances	78,670	105,568
Contingent consideration	68,892	—
Other accrued liabilities	62,420	57,145
Accrued income taxes	860	8,465
Current debt	2,573	2,450
Current liabilities from discontinued operations	—	3,560

Total current liabilities	373,684	363,704
Long-term deferred revenue and customer advances	33,541	71,558
Retirement plans liabilities	76,638	72,071
Deferred tax liabilities	16,049	9,849
Long-term other accrued liabilities	23,711	19,448
Long-term debt	159,956	150,182
Long-term liabilities of discontinued operations	—	1,355

Total liabilities	683,579	688,167

Commitments and contingencies (Note J)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 183,587 and 182,035 shares issued and outstanding at December 31, 2011 and 2010, respectively	22,948	22,755
Additional paid-in capital	1,293,130	1,269,525
Accumulated other comprehensive loss	(129,875)	(128,216)
Retained earnings (accumulated deficit)	318,857	(41,876)

Total shareholders’ equity	1,505,060	1,122,188

Total liabilities and shareholders’ equity	$2,188,639	$1,810,355

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Net revenues:
Products	$1,160,191	$1,330,942	$576,547
Services	268,870	235,220	200,878

Total net revenues	1,429,061	1,566,162	777,425
Cost of revenues:
Cost of products	577,066	591,508	370,907
Cost of services	138,302	118,688	107,072

Total cost of revenues	715,368	710,196	477,979

Gross profit	713,693	855,966	299,446
Operating expenses:
Engineering and development	195,600	193,017	161,342
Selling and administrative	233,711	226,820	195,353
Acquired intangible assets amortization	40,465	29,250	32,296
Restructuring and other	8,203	(817)	35,309

Total operating expenses	477,979	448,270	424,300

Income (loss) from operations	235,714	407,696	(124,854)
Interest income	6,617	5,861	3,417
Interest expense and other, net	(23,694)	(24,451)	(22,447)

Income (loss) from continuing operations before income taxes	218,637	389,106	(143,884)
(Benefit) provision for income taxes	(129,256)	14,504	(8,521)

Income (loss) from continuing operations	347,893	374,602	(135,363)

Income from discontinued operations before income taxes	1,278	5,406	1,247
(Benefit) provision for income taxes	(267)	278	(279)

Income from discontinued operations	1,545	5,128	1,526

Gain on disposal of discontinued operations (net of tax $4,578)	24,371	—	—

Net income (loss)	$373,809	$379,730	$(133,837)

Income (loss) from continuing operations per common share:
Basic	$1.88	$2.08	$(0.78)

Diluted	$1.53	$1.71	$(0.78)

Net income (loss) per common share:
Basic	$2.02	$2.11	$(0.77)

Diluted	$1.65	$1.73	$(0.77)

Weighted average common shares—basic	184,683	179,924	173,604

Weighted average common shares—diluted	226,820	226,807	173,604

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2011, 2010 and 2009

	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Compre- hensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity	Compre- hensive Income (Loss)
	(in thousands)
Balance, December 31, 2008	169,651	$21,206	$1,124,390	$(148,108)	$(287,769)	$709,719
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $2,433	5,257	658	12,612			13,270
Convertible note hedge			39,736			39,736
Stock-based compensation expense			24,639			24,639
Tax benefit related to stock options and restricted stock units			1,049			1,049
Comprehensive income:
Net loss					(133,837)	(133,837)	$(133,837)
Unrealized gain on investments, net of tax of $0				2,779		2,779	2,779
Foreign currency translation adjustment				816		816	816
Actuarial gains arising during period, net of tax of $589				1,836		1,836	1,836
Amortization included in net periodic pension and postretirement costs:
Actuarial losses, net of tax of $221				4,007		4,007	4,007
Prior service costs, net of tax of $0				565		565	565

Total comprehensive loss							$(123,834)

Balance, December 31, 2009	174,908	21,864	1,202,426	(138,105)	(421,606)	664,579
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $7,269	7,127	891	36,519			37,410
Stock-based compensation expense			30,580			30,580
Comprehensive income:
Net income					379,730	379,730	$379,730
Unrealized gain on investments, net of tax of $0				1,559		1,559	1,559
Foreign currency translation adjustment				(349)		(349)	(349)
Actuarial gains arising during period, net of tax of $1,826				2,991		2,991	2,991
Amortization included in net periodic pension and postretirement costs:
Actuarial losses, net of tax of $133				5,378		5,378	5,378
Prior service costs, net of tax of $0				310		310	310

Total comprehensive income							$389,619

Balance, December 31, 2010	182,035	22,755	1,269,525	(128,216)	(41,876)	1,122,188
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,297	4,185	522	4,566			5,088
Stock-based compensation expense			32,337			32,337
Repurchase of common stock	(2,633)	(329)	(17,770)		(13,076)	(31,175)
Stock options issued in purchase acquisition			4,472			4,472
Comprehensive income:
Net income					373,809	373,809	$373,809
Unrealized gain on investments, net of tax of $666				(3)		(3)	(3)
Foreign currency translation adjustment				2,266		2,266	2,266
Actuarial losses arising during period, net of tax of $(3,427)				(9,496)		(9,496)	(9,496)
Amortization included in net periodic pension and postretirement costs:
Actuarial losses, net of tax of $3,385				5,560		5,560	5,560
Prior service costs, net of tax of $9				14		14	14

Total comprehensive income							$372,150

Balance, December 31, 2011	183,587	$22,948	$1,293,130	$(129,875)	$318,857	$1,505,060

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$373,809	$379,730	$(133,837)
Less: Income from discontinued operations	1,545	5,128	1,526
Less: Gain on disposal of discontinued operations	24,371	—	—

Income (loss) from continuing operations	347,893	374,602	(135,363)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	51,040	52,810	58,594
Amortization	62,284	46,217	45,817
Provision for excess and obsolete inventory	11,601	5,971	24,812
Stock-based compensation	32,337	29,777	24,354
Non cash charge for the sale of inventories revalued at the date of acquisition	12,178	—	15,413
Revolving credit facility issue cost charge	—	—	2,488
Tax benefit related to stock options and restricted stock units	—	—	(1,049)
Deferred taxes	(146,669)	(3,670)	(2,745)
Other	1,911	2,907	3,225
Changes in operating assets and liabilities, net of businesses sold and acquired:
Accounts receivable	66,367	(50,418)	(19,312)
Inventories	(615)	3,715	63,185
Other assets	(22,600)	8,460	(1,196)
Deferred revenue and customer advances	(68,359)	72,744	43,306
Accounts payable and other accrued expenses	(48,222)	62,201	7,928
Retirement plan contributions	(11,851)	(52,452)	(15,291)
Accrued income taxes	(8,727)	8,465	271

Net cash provided by continuing operations	278,568	561,329	114,437
Net cash (used for) provided by discontinued operations	(4,804)	4,957	7,428

Net cash provided by operating activities	273,764	566,286	121,865

Cash flows from investing activities:
Investments in property, plant and equipment	(86,097)	(76,044)	(41,306)
Purchases of available-for-sale marketable securities	(691,802)	(870,777)	(90,369)
Proceeds from sales and maturities of available-for-sale marketable securities	1,194,869	291,740	38,036
Proceeds from sales of trading marketable securities	—	26,330	3,000
Proceeds from life insurance	—	1,091	1,076
Acquisition of businesses, net of cash acquired	(537,489)	—	(3,741)

Net cash used for continuing operations	(120,519)	(627,660)	(93,304)
Net cash provided by (used for) discontinued operations	39,062	—	(626)

Net cash used for investing activities	(81,457)	(627,660)	(93,930)

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	17,385	44,679	15,703
Payments of long-term debt	(2,518)	(2,305)	(1,069)
Net proceeds from long-term debt	—	—	172,914
Repayment of revolving credit facility	—	—	(122,500)
Tax benefit related to stock options and restricted stock units	—	—	1,049
Repurchase of common stock	(31,175)	—	—

Net cash (used for) provided by financing activities	(16,308)	42,374	66,097

Increase (decrease) in cash and cash equivalents	175,999	(19,000)	94,032
Cash and cash equivalents at beginning of year	397,737	416,737	322,705

Cash and cash equivalents at end of year	$573,736	$397,737	$416,737

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,094	$9,745	$7,106
Income taxes payments (refunds)	$36,043	$(2,091)	$(5,838)

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    THE COMPANY

Teradyne, Inc. is a leading global supplier of automatic test equipment. Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems,

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “Systems Test Group”), and

•	wireless test (“Wireless Test”) systems.

B.    ACCOUNTING POLICIES

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

Revenue Recognition

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing non-software and software components that function together to deliver the product’s essential functionality from the scope of industry-specific software revenue recognition guidance. In October 2009, the FASB also amended the accounting standards for arrangements with multiple deliverables. Teradyne elected to early adopt this accounting guidance at the beginning of its first quarter of 2010 on a prospective basis. Adoption had no material impact on its financial position or results of operations in 2011 or 2010.

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

For certain contracts eligible for contract accounting under ASC 605-35, “Revenue Recognition Construction-Type and Production-Type Contracts,” revenue is recognized using the percentage-of-completion accounting method based upon the percentage of incurred costs to estimated total costs. These arrangements require significant production, modification or customization. In all cases, changes to total estimated costs and anticipated losses, if any, are recognized in the period in which they are determined. With respect to contract change orders, claims or similar items, judgment must be used in estimating related amounts and assessing the potential for realization. Such amounts are only included in the contract value when they can be reliably estimated and realization is reasonably assured, generally upon receipt of a customer approved change order. As of December 31, 2011 and 2010, Teradyne had $1.1 million and $0.1 million, respectively, in unbilled amounts on long-term contracts included in accounts receivable. These amounts will be billed on a milestone basis in accordance with contractual terms.

As of December 31, 2011 and 2010, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2011	2010
	(in thousands)
Customer advances	$70,001	$132,559
Maintenance, training and extended warranty	33,953	36,626
Undelivered elements	7,939	5,858
Acceptance	318	2,083

Total deferred revenue and customer advances	$112,211	$177,126

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Amount
(in thousands)
Balance at December 31, 2008	$7,552
Accruals for warranties issued during the period	7,950
Accruals related to pre-existing warranties	(769)
Settlements made during the period	(8,298)

Balance at December 31, 2009	6,435
Accruals for warranties issued during the period	17,084
Accruals related to pre-existing warranties	(1,338)
Settlements made during the period	(12,295)

Balance at December 31, 2010	9,886
Acquisition	327
Accruals for warranties issued during the period	13,167
Accruals related to pre-existing warranties	(2,689)
Settlements made during the period	(12,538)

Balance at December 31, 2011	$8,153

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

Amount
(in thousands)
Balance at December 31, 2008	$6,604
Deferral of new extended warranty revenue	2,552
Recognition of extended warranty deferred revenue	(4,694)

Balance at December 31, 2009	4,462
Deferral of new extended warranty revenue	7,696
Recognition of extended warranty deferred revenue	(3,186)

Balance at December 31, 2010	8,972
Acquisition	3,151
Deferral of new extended warranty revenue	8,659
Recognition of extended warranty deferred revenue	(8,040)

Balance at December 31, 2011	$12,742

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

As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the years ended December 31, 2011, 2010 and 2009. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

In accordance with ASC 820-10, Teradyne measures its debt and equity investments at fair value. Teradyne’s debt and equity investments are primarily classified within Level 2 with the exception of Teradyne’s investments in auction rate securities and contingent consideration, which were classified within Level 3.

Teradyne’s investments in auction rate securities were classified within Level 3 because there were no active markets for the auction rate securities and therefore Teradyne was unable to obtain independent valuations from market sources. The valuation technique used under Level 3 consisted of a discounted cash flow analysis which included numerous factors, such as type of security, tax status, credit quality, duration, insurance and the portfolio composition as well as observable market data including yield or spreads of trading instruments. Teradyne determines the fair value of acquisition-related contingent consideration based on assessment of the probability that it would be required to make such payment.

Goodwill, Intangible and Long-Lived Assets

Teradyne accounts for goodwill and intangible assets in accordance with ASC 350-10, “Intangibles- Goodwill and Other.” Intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In September 2011, the FASB issued new guidance which provides an entity with the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If an entity determines this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If an entity determines that this is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required. This new guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. Teradyne adopted this guidance as of the fourth quarter of 2011.

Applying this new accounting guidance, Teradyne performed a qualitative assessment of its reporting unit and determined that is was not more-likely-than-not that the fair value of its reporting unit was less than its carrying amount.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2011, 2010 and 2009 was $7.8 million, $12.2 million and $14.5 million, respectively.

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

Stock Compensation Plans and Employee Stock Purchase Plan

Equity Plans and Employee Stock Purchase Plan

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10 “Compensation—Stock Compensation.” As required by ASC 718-10, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

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

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. A portion of restricted stock unit awards granted to executive officers is subject to time-based vesting and a portion of the 2011 and 2010 awards are subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited. Restricted stock units do not have common stock voting rights, and the shares underlying the restricted stock units are not considered issued and outstanding until they become vested. Teradyne expenses the cost of the restricted stock unit awards subject to time-based vesting, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

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

The effect to income (loss) from continuing operations for recording stock-based compensation for the years ended December 31 was as follows:

	2011	2010	2009
	(in thousands)
Cost of revenue	$7,097	$6,536	$4,138
Engineering and development	10,001	9,209	7,648
Selling and administrative	15,239	14,032	12,568

Stock-based compensation	32,337	29,777	24,354
Income tax benefit	—	—	(1,049)

Total stock-based compensation expense after income taxes	$32,337	$29,777	$23,305

Valuation Assumptions

The total number of stock options granted in 2011, 2010 and 2009 were 0.1 million, 0.3 million and 1.1 million, respectively, at the weighted average grant date fair value of $6.74, $4.10 and $1.97, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Expected life (years)	4.00	4.75	4.75
Interest rate	1.5%	2.4%	1.6%
Volatility-historical	52.1%	48.8%	44.9%
Dividend yield	0.0%	0.0%	0.0%

Teradyne determined the stock option’s expected life based upon historical exercise data for executive officers, the age of executives and the terms of the stock option award. Volatility was determined using historical volatility for a period equal to the expected life. The interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted pursuant to the ESPP in the first and last six months of 2011 was $3.66 and $4.01, respectively, the first and last six months of 2010 was $3.05 and $2.77, respectively, and the first and last six months of 2009 was $1.66 and $2.49, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2011	2010	2009
Expected life (years)	0.5	0.5	0.5
Interest rate	0.1%	0.2%	0.3%
Volatility-historical	41.0%	48.0%	73.6%
Dividend yield	0.0%	0.0%	0.0%

As of December 31, 2011, there were 4.0 million shares available for grant under the ESPP.

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $1.0 million, $0.6 million and $0.7 million in 2011, 2010 and 2009, respectively.

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar. All foreign currency denominated monetary assets and liabilities are re-measured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are re-measured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from re-measurement are included in interest expense and other and were a gain of $0.9 million, a gain of $2.5 million and a loss of $1.3 million, respectively, for the years ended December 31, 2011, 2010 and 2009. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note F: “Financial Instruments” regarding foreign exchange contracts. Revenue and expense amounts are translated using an average of exchange rates in effect during the period.

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

Prior to the fourth quarter of 2010, net income for diluted net income (loss) per share includes an impact of convertible notes that represents interest expense that would have not been recorded if the notes converted at the beginning of the period. Dilutive potential common shares include incremental shares from assumed conversion of the convertible notes and the convertible notes hedge warrant shares. Incremental shares from assumed conversion of the convertible notes are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period. Convertible notes hedge warrant shares are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period. Teradyne’s call option for 34.7 million shares at an exercise price of $5.48 is not used in the GAAP earnings per share calculation as its effect would be anti-dilutive.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This new guidance is intended to simplify goodwill impairment testing by allowing companies to first assess qualitative factors to determine if it is more likely than not that goodwill might be impaired and whether it is necessary to perform the current two-step goodwill impairment test. This new guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011. Early adoption is permitted and Teradyne adopted the standard in the fourth quarter of 2011. The adoption did not have a material impact on Teradyne’s financial position or results of operations.

D.    Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Net revenues	$9,086	$42,488	$41,982

Income from discontinued operation before income taxes	$1,278	$5,406	$1,247
Gain from disposal of discontinued operation before income taxes	28,949	—	—
Income tax provision (benefit)	4,311	278	(279)

Income from discontinued operations	$25,916	$5,128	$1,526

E.    ACQUISITIONS

Business

LitePoint Corporation

On October 5, 2011, Teradyne completed its acquisition of LitePoint Corporation (“LitePoint”) located in Sunnyvale, California. The total purchase price of $646.0 million consisted of $572.7 million of cash paid to acquire the outstanding common and preferred stock of LitePoint, $68.9 million in fair value of contingent consideration payable upon achievement of certain revenue targets through 2012 (the estimated undiscounted range of outcomes for the contingent consideration is $62.0 million to $74.0 million) and $4.5 million in fair value of assumed vested stock options, which were converted into stock options to purchase Teradyne’s common stock. The fair value of stock options was estimated using the following weighted average assumptions:

Expected life (years)	6.2
Expected volatility	49.1%
Risk-free interest rate	1.3%
Dividend yield	0.0%

The liability of $68.9 million arising from the contingent consideration is recorded as of December 31, 2011 and there has been no change to the acquisition date amount recognized, nor any change in the range of outcomes or assumptions used to develop the fair value. Teradyne expects the majority of this liability to be paid over the next twelve months.

LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi enabled devices. LitePoint’s IQ product line consists of cellular and connectivity test solutions used by developers and manufacturers of wireless devices and consumer electronics. LitePoint is Teradyne’s Wireless Test operating and reportable segment.

The LitePoint acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of LitePoint net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $352.8 million was allocated to goodwill, which is not deductible for tax purposes. The purchase price allocation below reflects this adjustment. The following represents the allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$352,778
Other intangible assets	310,500
Tangible assets acquired and liabilities assumed:
Cash, cash equivalents and short term marketable securities	61,250
Other current assets	72,109
Non-current assets	5,838
Accounts payable and current liabilities	(37,177)
Long-term deferred tax liabilities	(115,463)
Other long-term liabilities	(3,788)

Total purchase price	$646,047

Teradyne estimated the fair value of other intangible assets using the income and cost approach. Acquired other intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table represents components of these other intangible assets and their estimated useful lives at the acquisition date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$237,100	6.4
Customer relationships	53,700	7.0
Tradenames	19,000	7.0
Customer backlog	700	0.3

Total intangible assets	$310,500	6.5

For the period from October 5, 2011 to December 31, 2011, LitePoint contributed $28.4 million of revenues and had a $(20.6) million loss from continuing operations before taxes.

The following unaudited pro forma information gives effect to the acquisition of LitePoint as if the acquisition occurred on January 1, 2010. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the periods presented:

	For the Year Ended
	December 31, 2011	December 31, 2010
	(in thousands, except per share amounts)
Revenue	$1,527,044	$1,652,153
Income from continuing operations	$329,461	$304,459
Net income	$355,377	$309,882
Income from continuing operations per common share:
Basic	$1.78	$1.69

Diluted	$1.44	$1.40

Net income per common share:
Basic	$1.92	$1.72

Diluted	$1.55	$1.42

The pro forma results above include non recurring expenses related to acquired inventory fair value adjustment of $18.3 million and $13.3 million of transaction fees incurred by both, Teradyne & LitePoint.

During the year ended December 31, 2011, Teradyne recorded $4.6 million of charges related to acquisition costs. These charges are included in restructuring and other.

F.     FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classification. There were no securities classified as held-to-maturity or trading at December 31, 2011 or 2010. At December 31, 2011 and 2010, Teradyne’s investments in equity and debt mutual funds, commercial paper, corporate debt securities and U.S. Treasury and government agency securities were classified as available-for-sale securities. Securities classified as available-for-sale are reported at fair value. Realized gains are recorded in interest income. Realized losses and other-than-temporary unrealized losses on available-for-sale securities are included in interest expense and other. For the year ended December 31, 2009, Teradyne recorded realized losses of $2.1 million on the sale of its marketable securities. There were no realized losses recorded in 2011 and 2010. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

As a result of Teradyne’s November 14, 2008 acquisition of Eagle Test, Teradyne acquired $26.5 million of auction rate securities (“ARS”) at fair value ($30.0 million par value). In addition, Teradyne acquired (1) the right (“UBS Put”) to sell its ARS back to UBS at par plus interest, at its sole discretion, during a two-year period beginning on June 30, 2010, and (2) received an option to borrow up to 75% of the fair value of the ARS at no cost. The ARS portfolio was repurchased by UBS in 2010 and Teradyne no longer owns any ARS securities. During 2009, Teradyne recorded a net gain of $0.7 million in interest income in its consolidated statement of operations for the changes in the ARS fair value. During 2009, Teradyne recorded a $0.5 million loss in interest expense for a decrease in the fair value of the UBS Put, which was subsequently exercised in June 2010.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2011 and 2010.

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$396,329	$—	$—	$396,329
U.S. government agency securities	—	83,197	—	83,197
Corporate debt securities	—	44,829	—	44,829
Commercial paper	—	29,924	—	29,924
Certificates of deposit and time deposits	—	16,432	—	16,432
U.S. Treasury securities	14,180	—	—	14,180
Equity and debt mutual funds	8,237	—	—	8,237
Non-U.S. government securities	274	—	—	274

Total	$419,020	$174,382	$—	$593,402

Liabilities
Derivatives	$—	$314	$—	$314
Contingent consideration	—	—	68,892	68,892

Total	$—	$314	$68,892	$69,206

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$396,329	$16,164	$—	$412,493
Marketable securities	9,044	87,458	—	96,502
Long-term marketable securities	13,647	70,760	—	84,407

	$419,020	$174,382	$—	$593,402

Liabilities
Other accrued liabilities	$—	$314	$—	$314
Contingent consideration	—	—	68,892	68,892

	—	$314	$68,892	$69,206

	December 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
U.S. government agency securities	$—	$341,510	$—	$341,510
Money market funds	238,607	—	—	238,607
U.S. Treasury securities	138,707	—	—	138,707
Commercial paper	—	103,448	—	103,448
Corporate debt securities	—	92,578	—	92,578
Certificates of deposit and time deposits	—	11,076	—	11,076
Equity and debt mutual funds	8,003	—	—	8,003
Non-U.S. government securities	278	—	—	278

Total	$385,595	$548,612	$—	$934,207

Liabilities
Derivatives	$—	$632	$—	$632

Total	$—	$632	$—	$632

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$238,607	$37,843	$—	$276,450
Marketable securities	62,294	346,767	—	409,061
Long-term marketable securities	84,694	164,002	—	248,696

	$385,595	$548,612	$—	$934,207

Liabilities
Other accrued liabilities	$—	$632	$—	$632

Changes in the fair value of Level 3 financial assets for the year ended December 31, 2011 and 2010 were as follows:

	Long-Term Auction Rate Securities	Long-Term UBS Put
	(in thousands)
Balance at December 31, 2009	$23,649	$2,830
Sale of auction rate securities and exercise of UBS Put	(23,849)	(2,687)
Change in unrealized gain included in earnings	200	—
Change in unrealized loss included in earnings	—	(143)

Balance at December 31, 2010 and 2011	$—	$—

Changes in the fair value of Level 3 contingent consideration for the year ended December 31, 2011 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2010	$—
Acquisition of LitePoint	68,892

Balance at December 31, 2011	$68,892

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

Teradyne determined that it did not intend to hold certain marketable securities for a period of time sufficient to allow for recovery in market value and recognized an other-than-temporary impairment loss in the amount of $0.7 million in the years ended December 31, 2009 primarily related to mortgage and asset backed debt securities.

The carrying amounts and fair values of financial instruments at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$412,493	$412,493	$276,450	$276,450
Marketable securities	180,909	180,909	657,757	657,757
Convertible debt (1)	156,098	485,925	144,059	506,350
Japan loan	6,431	6,431	8,573	8,573

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short term maturities of these instruments.

At December 31, 2011 and 2010, these investments are reported as follows:

	December 31, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$396,329	$—	$—	$396,329	$—
U.S. government agency securities	83,070	152	(25)	83,197	28,510
Corporate debt securities	43,077	1,893	(141)	44,829	17,033
Commercial paper	29,932	2	(10)	29,924	9,479
Certificates of deposit and time deposits	16,437	—	(5)	16,432	5,800
U.S. Treasury securities	14,141	39	—	14,180	—
Equity and debt mutual funds	7,876	477	(116)	8,237	3,749
Non-U.S. government securities	274	—	—	274	—

	$591,136	$2,563	$(297)	$593,402	$64,571

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$412,493	$—	$—	$412,493	$—
Marketable securities	96,518	24	(40)	96,502	35,595
Long-term marketable securities	82,125	2,539	(257)	84,407	28,976

	$591,136	$2,563	$(297)	$593,402	$64,571

	December 31, 2010
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$341,349	$334	$(173)	$341,510	$97,542
Money market funds	238,607	—	—	238,607	—
U.S. Treasury securities	138,354	360	(7)	138,707	10,030
Commercial paper	103,472	1	(25)	103,448	33,210
Corporate debt securities	92,464	170	(56)	92,578	43,434
Certificates of deposit and time deposits	11,068	8	—	11,076	—
Equity and debt mutual funds	7,056	1,378	(431)	8,003	1,088
Non-U.S. government securities	261	17	—	278	—

	$932,631	$2,268	$(692)	$934,207	$185,304

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$276,447	$3	$—	$276,450	$—
Short-term marketable securities	408,934	178	(51)	409,061	103,761
Long-term marketable securities	247,250	2,087	(641)	248,696	81,543

	$932,631	$2,268	$(692)	$934,207	$185,304

The contractual maturities of investments held at December 31, 2011 were as follows:

Fair Value
(in thousands)
Due within one year	$508,995
Due after 1 year through 5 years	64,320
Due after 5 years through 10 years	3,526
Due after 10 years	16,561

Total	$593,402

As of December 31, 2011, the fair market value of investments with unrealized losses totaled $64.6 million. Of this value, $2.4 million had unrealized losses for greater than one year and $62.2 million had unrealized losses for less than one year. As of December 31, 2010, the fair market value of investments with unrealized losses totaled $185.3 million. Of this value, $5.0 million had unrealized losses for greater than one year and $180.3 million had unrealized losses for less than one year. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at December 31, 2011 and 2010, were temporary.

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

At December 31, 2011 and 2010, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2011			December 31, 2010
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$50.8	$50.8	$—	$10.6	$10.6
Taiwan Dollar	(0.8)	6.3	5.5	(1.4)	8.6	7.2
British Pound Sterling	—	10.1	10.1	(11.6)	7.6	(4.0)
Euro	(15.2)	2.1	(13.1)	(22.7)	20.1	(2.6)

Total	$(16.0)	$69.3	$53.3	$(35.7)	$46.9	$11.2

The fair value of the outstanding contracts was $0.3 million and $0.6 million at December 31, 2011 and 2010, respectively, which represented unrealized losses on the outstanding contracts.

In 2011 and 2010, Teradyne recorded net realized losses of $1.3 million and $2.3 million, respectively, related to foreign currency forward contracts hedging net monetary positions. In 2009, Teradyne recorded net realized gains of $1.6 million related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in interest expense and other.

The following table summarizes the fair value of derivative instruments as of December 31, 2011 and 2010:

	Balance Sheet Location	December 31, 2011	December 31, 2010
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other accrued liabilities	$314	$632

Total derivatives		$314	$632

The following table summarizes the effect of derivative instruments in the statement of operations recognized for the years ended December 31, 2011, 2010 and 2009 (the table does not reflect the corresponding (loss) gain from the remeasurement of the balance sheet):

	Location of (Losses) Gains Recognized in Statement of Operations	December 31, 2011	December 31, 2010	December 31, 2009
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(1,327)	$(2,289)	$1,590

Total derivatives		$(1,327)	$(2,289)	$1,590

See Note G: “Debt” regarding derivatives related to the convertible senior notes.

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

G.    DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010
	(in thousands)
Convertible senior notes	$156,098	$144,059
Japan loan	6,431	8,573

Total debt	162,529	152,632
Current portion of long-term debt	2,573	2,450

Long-term debt	$159,956	$150,182

The debt principal payments for the next 5 years and thereafter are as follows:

Payments Due by Period	Debt Principal Payment
(in thousands)
2012	$2,573
2013	2,571
2014	191,286
2015	—
2016	—
Beyond 2016	—

Total	$196,430

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 1.4%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan (which had a net book value of $11.1 million as of December 31, 2011) and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semi-annual principal payments of approximately $1 million payable on September 30 and March 30 each year. At December 31, 2011, approximately $2.6 million of the outstanding loan principal is included in current debt and approximately $3.8 million is classified as long-term debt.

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

During each calendar quarter of 2011 and 2010, one of the above described circumstances that allows holders to convert their Notes at their option prior to December 15, 2013 had occurred (the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter). As of February 29, 2012, no holders have exercised the option to convert their Notes.

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

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $63.4 million of the $190.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 14.5%. The Notes are classified as long-term debt in the balance sheet based on their March 15, 2014 maturity date. Debt issuance costs of approximately $4.1 million are being amortized to interest expense over the five year term of the Notes. As of December 31, 2011, debt issuance costs were approximately $1.8 million.

The below tables represent the key components of Teradyne’s convertible senior notes:

	December 31, 2011	December 31, 2010
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized discount	33,902	45,941

Net carrying amount of the convertible debt	$156,098	$144,059

	For the year ended
	December 31, 2011	December 31, 2010
	(in thousands)
Contractual interest expense on the coupon	$8,550	$8,550
Amortization of the discount component and debt issue fees recognized as interest expense	12,853	11,319

Total interest expense on the convertible debt	$21,403	$19,869

As of December 31, 2011, the unamortized discount was $33.9 million, which will be amortized over approximately 2.25 years, and the carrying amount of the equity component was $63.4 million. As of December 31, 2011, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $473.0 million.

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

H.    ACCUMULATED OTHER COMPREHENSIVE LOSS

At December 31, 2011 and 2010, the accumulated other comprehensive loss balances were as follows:

	2011	2010
	(in thousands)
Retirement plans net actuarial loss, net of tax of $(2,662) and $(811)	$(134,621)	$(130,685)
Retirement plans prior service cost, net of tax of $9 and $0	3,128	3,115
Unrealized gain on investments, net of tax of $666 and $0	1,618	1,620
Foreign currency translation adjustments	—	(2,266)

Total accumulated other comprehensive loss	$(129,875)	$(128,216)

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

Teradyne performed its 2011 annual goodwill impairment test at the Wireless Test reporting unit level which is an operating and reportable segment and the only operating and reportable segment that has goodwill.

In performing the annual goodwill impairment test, in accordance with ASU 2011-08, Teradyne assessed qualitative factors to determine whether it was more likely than not that the fair value of the Wireless Test reporting unit was less than its carrying amount, including goodwill. Teradyne assessed the following events and circumstances with respect to the Wireless Test reporting unit: macroeconomic conditions; industry and market considerations; overall financial performance compared with actual and projected results from prior periods and changes in management, strategy or customers. After assessing the totality of these events and circumstances, Teradyne determined that it is not more likely than not that the fair value of the Wireless Test reporting unit is less than its carrying amount. Therefore remaining steps were not required to be performed and there was no resulting impairment.

The changes in the carrying amount of goodwill by reporting units for the years ended December 31, 2011 and 2010 are as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Total
	(in thousands)
Balance at December 31, 2009:
Goodwill	$260,540	$148,183	$—	$408,723
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	—	—
Activity during the year	—	—	—	—

Balance at December 31, 2010:
Goodwill	260,540	148,183	—	408,723
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	—	—
Activity during the year	—	—	352,778	352,778

Balance at December 31, 2011:
Goodwill	260,540	148,183	352,778	761,501
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	$—	$—	$352,778	$352,778

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$91,391	$266,764	6.3 years
Customer relationships and service and software maintenance contracts	144,971	45,230	99,741	8.0 years
Tradenames and trademarks	33,840	7,370	26,470	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$144,991	$392,975	7.0 years

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$121,055	$65,610	$55,445	6.1 years
Customer relationships and service and software maintenance contracts	91,271	32,749	58,522	8.6 years
Tradenames and trademarks	14,840	5,866	8,974	11.5 years
Customer backlog	300	300	—	0.5 years

Total intangible assets	$227,466	$104,525	$122,941	7.6 years

During the year ended December 31, 2009, Teradyne reduced the gross amount of intangible assets by $2.5 million for the excess tax benefit realized due to the exercise of stock options vested as of the Nextest and Eagle Test acquisition dates.

Aggregate intangible assets amortization expense for the years ended December 31, 2011, 2010 and 2009 was $40.5 million, $29.3 million, and $32.3 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2012	$73,508
2013	72,459
2014	69,374
2015	52,351
2016	52,351

J.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2011, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $199.3 million.

Lease Commitments

Rental expense for the years ended December 31, 2011, 2010 and 2009 was $14.8 million, $14.3 million and $16.7 million, respectively.

Teradyne leases portions of its office and operating facilities under various operating lease arrangements. The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments (1)
(in thousands)
2012	$13,822
2013	9,716
2014	6,257
2015	5,422
2016	4,253
Beyond 2016	9,479

Total	$48,949

(1)	Lease payments have not been reduced by sublease income of $0.5 million due in the future under non-cancelable subleases.

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

As a matter of ordinary business course, Teradyne warrants that its products, including software products, will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2011 and 2010, Teradyne had a product warranty accrual of $8.2 million and $9.9 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $12.7 million and $9.0 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of December 31, 2011 and 2010, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2011 and 2010 because the amount would be immaterial.

K.    NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share from continuing and discontinued operations:

	2011	2010	2009
	(in thousands, except per share amounts)
Income (loss) from continuing operations	$347,893	$374,602	$(135,363)
Income from discontinued operations, net	1,545	5,128	1,526
Gain on disposal of discontinued operations	24,371	—	—

Net income (loss) for basic net income (loss) per share	373,809	379,730	(133,837)
Income impact of assumed conversion of convertible notes (1)	—	13,203	—

Net income (loss) for diluted net income (loss) per share	$373,809	$392,933	$(133,837)

Weighted average common shares-basic	184,683	179,924	173,604
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (2)	21,504	30,848	—
Convertible note hedge warrant shares (3)	16,224	10,492	—
Restricted stock units	3,773	5,001	—
Stock options	566	443	—
Employee stock purchase rights	70	99	—

Dilutive potential common shares	42,137	46,883	—

Weighted average commons shares-diluted	226,820	226,807	173,604

Net income (loss) per common shares-basic:
Continuing operations	$1.88	$2.08	$(0.78)
Discontinued operations	0.14	0.03	0.01

	$2.02	$2.11	$(0.77)

Net income (loss) per common shares-diluted:
Continuing operations	$1.53	$1.71	$(0.78)
Discontinued operations	0.12	0.02	0.01

	$1.65	$1.73	$(0.77)

(1)	Income impact of convertible notes for 2010 represents interest expense that would have not been recorded if the notes converted at the beginning of the period.
(2)	Incremental shares from assumed conversion of the convertible notes for 2011 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period. For 2010, incremental shares from assumed conversion of the convertible notes represent the 34.7 million of shares that will be issued upon conversion.
(3)

Convertible notes hedge warrant shares for 2011 and 2010 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Note G: “Debt” regarding convertible note hedge transaction.

The computation of diluted net income per common share for 2011 excludes the effect of the potential exercise of stock options to purchase approximately 0.7 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for 2010 excludes the effect of the potential exercise of stock options to purchase approximately 5.3 million shares because the effect would have been anti-dilutive.

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

L.    RESTRUCTURING AND OTHER

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne implemented restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for severance and benefits of $0.3 million is reflected in the accrued employees’ compensation and withholdings account on the balance sheet and is expected to be paid by July 2012. The remaining accrual for lease payments on vacated facilities of $1.9 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account, and is expected to be paid out over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $0.9 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments, as of December 31, 2011, are net of expected sublease income of $0.5 million. As of December 31, 2011, Teradyne has subleased approximately 37% of its unoccupied space.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2009 Activities
Balance at December 31, 2008	$82	$8,472	$8,554
Cash payments	(82)	(2,341)	(2,423)

Balance at December 31, 2009	—	6,131	6,131
Change in estimate	—	(2,672)	(2,672)
Cash payments	—	(3,038)	(3,038)

Balance at December 31, 2010	—	421	421

Change in estimate	—	(254)	(254)
Cash payments	—	(167)	(167)

Balance at December 31, 2011	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2009 Activities
Q1 2009 Activity:
Provision	$17,257	$—	$17,257
Cash payments	(17,257)	—	(17,257)

Balance at December 31, 2009	$—	$—	$—

Q2 2009 Activity:
Provision	$15,454	$—	$15,454
Cash payments	(12,549)	—	(12,549)

Balance at December 31, 2009	2,905	—	2,905
Change in estimate	240	—	240
Cash payments	(3,145)	—	(3,145)

Balance at December 31, 2010	$—	$—	$—

Q3 2009 Activity:
Provision	$—	$4,071	$4,071
Cash payments	—	(246)	(246)
Other	—	100	100

Balance at December 31, 2009	—	3,925	3,925
Cash payments	—	(1,083)	(1,083)

Balance at December 31, 2010	—	2,842	2,842
Change in estimate	—	(231)	(231)
Cash payments	—	(749)	(749)

Balance at December 31, 2011	$—	$1,862	$1,862

2010 Activities
Q1 2010 Activity:
Provision	$405	$—	$405
Cash payments	(405)	—	(405)

Balance at December 31, 2010	$—	$—	$—

Q2 2010 Activities:
Provision	$890	$—	$890
Cash payments	(402)	—	(402)

Balance at December 31, 2010	488	—	488

Change in estimate	202	—	202
Cash payments	(690)	—	(690)

Balance at December 31, 2011	$—	$—	$—

Q3 2010 Activity:
Provision	$382	$—	$382
Cash payments	(72)	—	(72)
Other	(184)	—	(184)

Balance at December 31, 2010	126	—	126
Change in estimate	(47)	—	(47)
Cash payments	(79)	—	(79)

Balance at December 31, 2011	$—	$—	$—

Q4 2010 Activity:
Provision	$98	$—	$98

Balance at December 31, 2010	98	—	98
Provision	117	—	117
Cash payments	(215)	—	(215)

Balance at December 31, 2011	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	$96	$—	$96

Q2 2011 Activities:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	$229	$—	$229

Balance at December 31, 2011	$325	$1,862	$2,187

During the year ended December 31, 2011, Teradyne recorded the following restructuring activities:

Q1 2011 Actions:

–	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Q2 2011 Actions:

–	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test.

Q2 2010 Actions:

–	$0.2 million related to a change in the estimated severance benefits related to headcount reductions in Semiconductor Test.

Q4 2010 Actions:

–	$0.1 million of severance charges related to headcount reductions in Semiconductor Test.

Pre-2009 Actions:

–	$(0.5) million credit related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group, and the North Reading, MA facility in Semiconductor Test and System Test Group.

During the year ended December 31, 2010, Teradyne recorded the following restructuring activities:

Q1 2010 Actions:

–	$0.4 million of severance charges related to headcount reductions of approximately 4 people in Semiconductor Test.

Q2 2010 Actions:

–	$0.9 million of severance charges related to headcount reductions of approximately 6 people in Systems Test Group.

Q3 2010 Actions:

–	$0.4 million of severance charges related to headcount reductions of approximately 10 people in Systems Test Group.

Q4 2010 Actions:

–	$0.1 million of severance charges related to the headcount reduction of 1 person in Systems Test Group.

Q2 2009 Actions:

–	$0.3 million related to a change in the estimated severance benefits related to headcount reduction activities in Semiconductor Test and System Test Group.

Pre-2009 Actions:

–	$(2.7) million credit related to the early exit of previously impaired leased facilities in Westford, Massachusetts.

During the year ended December 31, 2009, Teradyne recorded the following restructuring activities:

Q1 2009 Activity:

–	$17.2 million of severance charges related to headcount reductions of approximately 515 people, of which $14.9 million and 460 people were in Semiconductor Test, $1.5 million and 39 people were in Systems Test Group, and $0.8 million and 16 people were in Corporate.

Q2 2009 Activity:

–	$15.4 million of severance charges related to headcount reductions of approximately 304 people, of which $11.4 million and 267 people were in Semiconductor Test, $3.0 million and 25 people were in Corporate, and $1.0 million and 12 people were in Systems Test Group.

Q3 2009 Activity:

–	$4.1 million of charges in Corporate related to the early exit of a leased facility in North Reading.

Pre-2009 Activity:

–	$(0.4) million credit in Semiconductor Test for a revision in estimated sublease income at an exited leased facility in Ontario, Canada.

Other

During the year ended December 31, 2011, Teradyne recorded $7.3 million of other charges related to the following:

–	$4.6 million related to acquisition costs; and

–	$2.7 million related to a non-U.S pension settlement.

During the year ended December 31, 2009, Teradyne recorded $(1.0) million of other net credits related to the following:

–	$1.1 million of long-lived asset impairment charges across both segments primarily related to the disposal of fixed assets as a result of the consolidation of facilities in North Reading, Massachusetts;

–	$(2.0) million of credits related to finalization of certain Eagle Test purchase accounting items; and

–	$(0.1) million related to other miscellaneous.

M.    RETIREMENT PLANS

ASC 715, “Compensation — Retirement Benefits” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation at December 31.

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2011	2010
Assets and Obligations	(in thousands)
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$337,796	$333,663
Service cost	2,735	3,655
Interest cost	17,466	17,716
Actuarial loss	54,248	7,937
Benefits paid	(13,260)	(13,129)
Curtailment	210	(3,113)
Settlement	(7,637)	(8,580)
Transfers	(564)	—
Non-U.S. currency movement	(716)	(353)

End of year	390,278	337,796

Change in plan assets:
Fair value of plan assets:
Beginning of year	294,988	239,797
Company contributions	10,169	50,526
Plan participants’ contributions	51	23
Actual return on plan assets	55,345	25,608
Benefits paid	(13,260)	(13,129)
Settlement	(7,637)	(8,580)
Non-U.S. currency movement	(76)	743

End of year	339,580	294,988

Funded status	$(50,698)	$(42,808)

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2011	2010
	(in thousands)
Retirement plans assets	$8,840	$13,981
Accrued employees’ compensation and withholdings	(2,524)	(2,658)
Retirement plans liabilities	(57,014)	(54,131)

Funded status	$(50,698)	$(42,808)

The following table provides amounts recognized in accumulated other comprehensive loss as of December 31:

	2011	2010
	(in thousands)
Net actuarial loss	$132,990	$128,004
Prior service cost	888	1,509

Total recognized in other comprehensive loss, before tax	133,878	129,513

Deferred tax asset	(2,137)	(811)

Total recognized in other comprehensive loss, net of tax	$131,741	$128,702

The estimated portion of net actuarial loss and prior service cost remaining in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic pension cost in 2012 is $13.8 million, and $0.2 million, respectively.

The accumulated benefit obligation for all defined benefit pension plans was $370.1 million and $324.0 million at December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets as of December 31, 2011:

	2011	2010
	(in millions)
Projected benefit obligation	$60.2	$58.2
Accumulated benefit obligation	52.2	50.1
Fair value of plan assets	0.7	1.4

Expense

For the years ended December 31, 2011, 2010 and 2009, Teradyne’s net periodic pension costs were comprised of the following:

	2011	2010	2009
	(in thousands)
Components of Net Periodic Pension Cost:
Service cost	$2,735	$3,655	$3,993
Interest cost	17,466	17,716	18,442
Expected return on plan assets	(16,705)	(20,189)	(19,300)
Amortization of:
Prior service cost	621	726	799
Net actuarial loss	8,766	5,425	4,000
Settlement loss	2,099	452	1,616
Curtailment gain	—	—	(550)

Total net periodic pension cost	$14,982	$7,785	$9,000

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain) arising during period	13,753	(1,001)	(3,156)
Reversal of amortization items:
Prior service cost	(621)	(726)	(799)
Net actuarial loss	(8,766)	(5,425)	(4,000)

Total recognized in other comprehensive income	4,366	(7,152)	(7,955)

Total recognized in net periodic pension cost and other comprehensive income	$19,348	$633	$1,045

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1

	United States Plans			Foreign Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.2%	5.8%	6.2%	4.5%	5.4%	4.9%
Expected return on plan assets	5.5	7.5	7.75	3.2	2.8	3.7
Salary progression rate	4.0	4.0	4.0	3.1	3.4	3.4

Weighted Average Assumptions to Determine Pension Obligations at December 31

	United States Plans		Foreign Plans
	2011	2010	2011	2010
Discount rate	4.1%	5.2%	4.4%	4.8%
Salary progression rate	3.0	4.0	2.9	3.4

In developing the expected return on plan assets assumption, Teradyne evaluated input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 5.5% was an appropriate rate to use for fiscal 2011 for the U.S. Qualified Pension Plan (“U.S. Plan”).

Teradyne bases its determination of pension expense on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return on assets. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recognized. As of December 31, 2011, under the U.S. Plan, Teradyne had cumulative gains of approximately $23.3 million, which remain to be recognized in the calculation of the market-related value of assets. The discount rate utilized to determine future pension obligations for the U.S. Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 4.2% at December 31, 2011, down from 5.3% at December 31, 2010.

Plan Assets

As of December 31, 2011, the fair value of Teradyne’s pension plans’ assets totaled $339.6 million of which $319.1 million was related to the U.S. Plan, $19.8 million was related to the U.K. Defined Benefit Pension Plan, and $0.7 million was related to other foreign defined benefit pension plans. Teradyne’s pension plans’ assets consisted primarily of investments in fixed-income and equity securities. Included in other pension plan assets for the U.S. Plan at December 31, 2010 is a real assets common trust fund with underlying investments in REITs (real estate investment trusts), TIPS (U.S. Treasury Inflation-Protected Securities), equity securities of natural resource companies, and commodities. Substantially all our pension plan assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

Teradyne’s weighted average pension asset allocation at December 31, 2011 and 2010, by asset category is as follows:

	United States Plan		Foreign Plans
	2011	2010	2011	2010
Fixed Income Securities	86.7%	56.8%	49.7%	46.1%
Equity Securities	12.3	37.0	48.3	45.3
Other	1.0	6.2	2.0	8.6

	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, is as follows:

		Target Allocation
Asset Category:	Policy Index:
Passive and Active Fixed Income	Barclays Capital Long Government Credit Index	85%
Equity (Large cap)	S&P 500 Stock Index	10
International Equity	MSCI EAFE Index (Net Dividends)	5

The assets of Teradyne’s foreign pension plans are invested in funds which seek to combine long-term growth potential offered through equity exposure with the relative security provided by bonds and cash, and are governed locally by local management in accordance with specific jurisdictional requirements. Investments in the non-U.S. plans consist primarily of fixed-income and equity securities. These investments are valued using significant observable inputs (Level 2). The fair market value of assets for the international pension plans was $20.5 million as of December 31, 2011. There were no investments with significant unobservable inputs (Level 3) in the non-U.S. pension plans.

Teradyne’s U.S. Plan invests primarily in common trust funds. Units held in the common trust funds are valued at the unit price as reported by the investment managers based on the asset value of the underlying investments; underlying investments in equity securities are valued at the last reported sales price, and underlying investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. These investments are valued using significant observable inputs (Level 2). The fair market value of assets for the U.S. Plan was $319.1 million as of December 31, 2011. There were no investments with significant unobservable inputs (Level 3) in the U.S. Plan as of December 31, 2011.

The fair value of pension plan assets by asset category and by level at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
		(in thousands)
Fixed income securities:
Corporate debt securities	$—	$172,401	$—	$172,401
U.S. government securities	—	102,027	—	102,027
U.K. government securities	—	7,553	—	7,553
Asset backed securities	—	4,604	—	4,604
U.S. equity (large cap)	—	27,725	—	27,725
International equity	—	21,285	—	21,285
Guarantee annuity contract	—	2,863	—	2,863
Other	—	711	—	711
Cash and cash equivalents	—	412	—	412

Total	$—	$339,581	$—	$339,581

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$98,922	$—	$98,922
U.S. government securities	—	56,138	—	56,138
U.K. government securities	—	6,675	—	6,675
Asset backed securities	—	3,636	—	3,636
U.S. equity (large cap)	—	63,718	—	63,718
International equity	—	37,453	—	37,453
Real assets	—	13,790	—	13,790
U.S. equity (small cap)	—	9,721	—	9,721
Guarantee annuity contract	—	2,843	—	2,843
Other	—	1,419	—	1,419
Cash and cash equivalents	—	673	—	673

Total	$—	$294,988	$—	$294,988

Changes in the fair value of Level 3 pension plan assets for the year ended December 31, 2011 and December 31, 2010 were as follows:

	Level 3 Pension Plans’ Assets
	(in thousands)
	Fixed income – corporate bonds	U.S. equity (small cap)	International equity	Total
Balance at December 31, 2009	$40,195	$15,905	$19,415	$75,515
Realized gains	10,912	1,721	4,129	16,762
Change in unrealized losses	(5,749)	(1,417)	(5,054)	(12,220)
Sales and purchases, net	(45,358)	(16,209)	(18,490)	(80,057)

Balance at December 31, 2010 and 2011	$—	$—	$—	$—

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2011, Teradyne contributed $1.7 million to the U.S. Supplemental Executive Defined Benefit Pension Plan and $8.5 million to certain qualified plans for non-U.S. subsidiaries. During 2010, Teradyne contributed $50.5 million, which included a $45.0 million discretionary contribution to the U.S. Plan. During 2009, Teradyne contributed $12.4 million, which included a $7.5 million discretionary contribution to the U.S. Plan. 2012 contributions to certain Qualified Plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $1.7 million. 2012 contributions to the U.S. Supplemental Executive Defined Benefit Pension Plan will be approximately $1.8 million. Teradyne does not expect to make any contributions to the U.S. Plan in 2012.

Expected Future Pension Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2012	$13,793	$1,685
2013	14,840	905
2014	15,846	1,401
2015	16,858	1,368
2016	18,094	2,016
2017-2021	103,454	12,215

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

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the postretirement assets and obligations are shown below:

	2011	2010
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$12,896	$18,699
Service cost	59	57
Interest cost	539	668
Actuarial loss (gain)	981	(882)
Benefits paid	(1,682)	(2,367)
Plan amendment	—	(3,279)

End of year	12,793	12,896

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	1,682	2,367
Benefits paid	(1,682)	(2,367)

End of year	—	—

Funded status	$(12,793)	$(12,896)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2011	2010
	(in thousands)
Accrued employees’ compensation and withholdings	$(1,484)	$(1,720)
Retirement plans liability	(11,309)	(11,176)

Funded status	$(12,793)	$(12,896)

The following table provides amounts recognized in accumulated other comprehensive loss (income) as of December 31:

	2011	2010
	(in thousands)
Net actuarial loss	$4,293	$3,492
Prior service credit	(4,025)	(4,623)

Total recognized in other comprehensive loss (income) before tax	268	(1,131)

Deferred tax asset	(516)	—

Total recognized in other comprehensive loss (income), net of tax	$(248)	$(1,131)

The estimated portion of net actuarial loss and prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic postretirement benefit cost in 2012 is $0.3 million and $(0.6) million, respectively.

Expense

For the years ended December 31, 2011, 2010 and 2009, Teradyne’s net periodic postretirement benefit costs were comprised of the following:

	2011	2010	2009
	(in thousands)
Components of Net Periodic Postretirement Benefit Cost:
Service cost	$59	$57	$109
Interest cost	539	668	1,092
Amortization of:
Prior service credit	(598)	(416)	(234)
Net actuarial loss	179	86	228

Total net periodic postretirement benefit cost	179	395	1,195

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net actuarial loss (gain) arising during period	981	(882)	731
Net prior service credit arising during period	—	(3,279)	—
Reversal of amortization items:
Prior service credit	598	416	234
Net actuarial loss	(179)	(86)	(228)

Total recognized in other comprehensive income	1,400	(3,831)	737

Total recognized in net periodic postretirement benefit cost and other comprehensive income	$1,579	$(3,436)	$1,932

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Cost as of January 1

	2011	2010	2009
Discount rate	4.5%	5.1%	6.1%
Initial Health Care Cost Trend Rate	8.5	8.5	8.9
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2018	2018	2018

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31

	2011	2010	2009
Discount rate	3.7%	4.5%	5.1%
Initial Medical Trend	9.0	8.5	8.5
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2018	2018	2018

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2011, would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$20	$(19)
Effect on postretirement benefit obligations	349	(326)

Expected Future Benefits Payments

The following benefit payments, which reflect future service, as appropriate, are expected to be paid:

Benefits Payments
(in thousands)
2012	$1,484
2013	1,452
2014	1,309
2015	1,204
2016	1,167
2017-2021	4,338

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

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. A portion of the restricted stock unit awards granted to executive officers is subject to time-based vesting and a portion of the 2011 and 2010 awards was subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting will be forfeited.

In 2011, 2010 and 2009, Teradyne granted service based stock options to executive officers. These stock options vest in equal installments over four years and have a term of seven years.

Stock compensation plan activity for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	6,963	6,896	5,147
Awarded	1,936	2,626	4,074
Vested	(2,624)	(2,406)	(1,381)
Forfeited	(435)	(153)	(944)

Non-vested at December 31	5,840	6,963	6,896

Stock Options:
Outstanding at January 1	7,194	11,238	16,791
Granted	145	329	1,071
Assumed from acquisition	2,828	—	—
Exercised	(965)	(4,031)	(1,848)
Forfeited	—	—	(17)
Cancelled	(3,867)	(342)	(4,759)

Outstanding at December 31	5,335	7,194	11,238

Vested and expected to vest at December 31	4,904	7,193	11,234

Exercisable at December 31	1,844	6,046	9,865

Total shares available for the years 2011, 2010 and 2009:

	2011	2010	2009
	(in thousands)
Shares available:
Available for grant at January 1	9,851	12,653	6,875
Options granted	(145)	(329)	(1,071)
Restricted stock units granted	(1,936)	(2,626)	(4,074)
Restricted stock units forfeited	435	153	923
Additional shares reserved	—	—	10,000

Available for grant at December 31	8,205	9,851	12,653

Weighted-average restricted stock unit award date fair value information for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
Non-vested at January 1	$7.92	$7.31	$10.55
Awarded	15.77	9.39	4.93
Vested	8.56	7.73	10.87
Forfeited	9.24	8.11	8.02
Non-vested at December 31	$10.01	$7.92	$7.31

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
	(in thousands)
Outstanding	$79,598	$97,762	$73,990
Expected to vest	75,860	90,283	67,476

Restricted stock units weighted average contractual terms (in years) information at December 31, for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
Outstanding	1.04	1.13	1.31
Expected to vest	1.03	1.12	1.30

Weighted average stock options exercise price information for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
Outstanding at January 1	$16.32	$13.87	$14.66
Options granted	16.23	9.34	4.92
Assumed from acquisition	2.69	—	—
Options exercised	4.38	8.65	3.52
Options forfeited	—	—	5.35
Options cancelled	26.38	19.54	18.73
Outstanding at December 31	4.12	16.32	13.87
Exercisable at December 31	4.10	18.24	15.10

Stock option aggregate intrinsic value information for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
	(in thousands)
Exercised	$11,307	$15,096	$5,126
Outstanding	51,306	30,871	30,533
Vested and expected to vest	46,655	30,868	30,510
Exercisable	17,766	21,872	22,726

Stock options weighted average contractual terms (in years) information at December 31, for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
Outstanding	6.4	2.3	2.9
Vested and Expected to vest	7.5	5.4	3.4
Exercisable	4.0	1.7	2.4

Significant option groups outstanding at December 31, 2011 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$ 0.47 – $2.21	6.76	1,493	$1.60	505	$1.00
$ 2.34 – $2.67	8.79	1,324	2.66	41	2.56
$2.74 – $4.81	4.54	1,466	3.98	864	3.59
$5.80 – $16.78	5.34	1,052	9.73	434	8.85

		5,335	$4.12	1,844	$4.10

As of December 31, 2011, total unrecognized expense related to non-vested restricted stock unit awards and stock options totaled $60.3 million, and are expected to be recognized over a weighted average period of 2.6 years.

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees (including executive officers) may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation, to a maximum of shares with a fair market value of $25,000 per calendar year, not to exceed 6,000 shares. Under the plan, the price paid for the common stock is equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of each six month purchase period within each year. In July 2011, 0.6 million shares of common stock were issued to employees who participated in the plan during the first half of 2011, at the price of $11.65 per share. In January 2012, Teradyne issued 0.6 million shares of common stock to employees who participated in the plan during the second half of 2011, at the price of $11.59 per share.

O.    SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement Savings Plan covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). In January 2009, Teradyne amended the Savings Plan to eliminate a fixed formula used to calculate the match and provide for a variable discretionary match to be determined each year. In 2011 and 2010, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. In 2009, Teradyne matched 100% of eligible employee contributions up to 2% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan.

Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately. Teradyne also has established an unfunded Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Under Teradyne’s savings plans, amounts charged to the statement of operations were $4.5 million in 2011, $4.9 million in 2010, and $1.7 million in 2009.

P.    INCOME TAXES

The components of income (loss) from continuing operations before income taxes and the provision (benefit) for income taxes from continuing operations as shown in the consolidated statements of operations were as follows:

	2011	2010	2009
	(in thousands)
Income (loss) from continuing operations before income taxes:
U.S.	$73,618	$118,185	$(17,674)
Non-U.S.	145,019	270,921	(126,210)

	$218,637	$389,106	$(143,884)

Provision (benefit) for income taxes from continuing operations:
Current:
U.S. Federal	$3,668	$(1,555)	$(6,612)
Non-U.S.	23,994	16,547	2,131
State	760	553	716

	28,422	15,545	(3,765)

Deferred:
U.S. Federal	(139,929)	—	—
Non-U.S.	(10,269)	(1,041)	(4,756)
State	(7,480)	—	—

	(157,678)	(1,041)	(4,756)

Total (benefit) provision for income taxes from continuing operations:	$(129,256)	$14,504	$(8,521)

For the year ended December 31, 2011, income tax benefit from continuing operations totaled $129.3 million, primarily attributable to the reduction of Teradyne’s deferred income tax valuation allowance. As of December 31, 2011 Teradyne evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. The evidence consisted primarily of its three year U.S. historical cumulative profitability, projected future taxable income, forecasted utilization of the deferred tax assets and the fourth quarter of 2011 acquisition of LitePoint, offset by the volatility of the industries Teradyne operates in, primarily the semiconductor industry. As such, Teradyne reduced the valuation allowance by $190.2 million, which was recorded as a tax benefit in the year ended December 31, 2011. Teradyne maintains a valuation allowance for certain deferred tax assets of $51.1 million, primarily related to excess stock compensation deductions associated with pre-2006 activity, state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if its estimate that the amount of deferred tax assets to be realized is more or less than the net amount Teradyne has recorded.

For the year ended December 31, 2010, income tax expense from continuing operations totaled $14.5 million, primarily related to tax provisions for foreign taxes. For the year ended December 31, 2009, income tax benefit from continuing operations totaled $8.5 million, primarily related to Federal net operating loss carryback claims. The Federal carryback refund claims are the result of losses incurred by Nextest and Eagle Test since their acquisition by Teradyne and for income taxes paid by Nextest and Eagle Test prior to their acquisition by Teradyne. The claims are due to the change in tax law enacted in November 2009 which extended the carryback period for operating losses from two years to five years.

The total income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(in thousands)
Continuing operations	$(129,256)	$14,504	$(8,521)
Discontinued operations	4,311	278	(279)

Total income tax provision (benefit)	$(124,945)	$14,782	$(8,800)

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2011 and 2010 were as follows:

	2011	2010
	(in thousands)
Deferred tax assets:
Net operating and capital loss carryforwards	$37,899	$75,375
Tax credits	76,248	81,324
Inventory valuations	42,760	47,203
Pension liability	21,119	17,029
Research and development	10,028	20,586
Accruals	13,817	19,806
Equity compensation	8,729	8,139
Vacation accrual	6,267	6,322
Other	398	1,814
Deferred revenue	35,869	31,339

Gross deferred tax assets	253,134	308,937

Less: valuation allowance	(51,066)	(241,261)

Total deferred tax assets	202,068	67,676

Deferred tax liabilities:
Marketable securities	(827)	—
Intangible assets	(144,925)	(46,717)
Excess of tax over book depreciation	(18,417)	(8,078)

Total deferred tax liabilities	(164,169)	(54,795)

Net deferred assets	$37,899	$12,881

At December 31, 2011, Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2012	$—	$49	$—
2013	—	408	—
2014	—	72	—
2015	—	8	—
2016	—	69	—
2017-2022	28,182	3,729	—
2023-2025	—	1,066	—
Beyond 2025	65,403	3,927	475
Non-expiring	—	—	8,801

Total	$93,585	$9,328	$9,276

Of the U.S. Federal operating loss carryforwards, $28.2 million relates to the acquisition of GenRad, Inc. in 2001. The GenRad losses are limited in the amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986. The net operating loss carryforward includes $2.2 million of excess tax deduction related to stock based compensation which has not been recognized for financial statement purposes.

Teradyne has approximately $110.8 million of tax credit carry forwards. Federal business tax credits of approximately $27.5 million expire in the years 2019 through 2031. Teradyne has foreign tax credits of approximately $30.1 million expiring in the years 2013 through 2021 and alternative minimum tax credits of approximately $6.6 million, which do not expire. In addition, there are state tax credits of $46.6 million which begin to expire in 2012.

During 2011, Teradyne’s beginning of the year valuation allowance decreased by $190.2 million due to release of valuation allowance. During 2010 Teradyne’s valuation allowance decreased by $60.0 million primarily due to the reduction in the deferred tax assets related to the decrease in net operating loss carryovers used in 2010. During 2009, Teradyne’s valuation allowance increased by $10.9 million primarily due to the reduction in the deferred tax liability related to purchased intangibles.

A reconciliation of the effective tax rate for the years 2011, 2010 and 2009 follows:

	2011	2010	2009
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	—	0.4	(0.4)
Foreign taxes	(11.3)	(14.3)	(25.9)
Valuation allowance	(87.7)	(17.4)	(5.9)
Current year tax credits	—	—	0.8
Prior year refund claims	—	0.1	1.6
Other U.S. permanent items	5.7	—	0.3
Other, net	(0.8)	—	0.7

	(59.1)%	3.8%	6.2%

As of December 31, 2011, Teradyne has open tax years beginning in 2006 for major jurisdictions including the U.S., Japan, Singapore and the United Kingdom. Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2011 were not material.

Teradyne’s unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
	(in thousands)
Beginning balance, as of January 1	$12,028	$12,767	$13,918
Additions:
Tax positions for current year	6,131	106	—
Tax positions for prior years	1,296	2,435	396
Acquired tax positions	1,388	—	—
Reductions:
Tax positions for prior years	(1,165)	(3,280)	(1,547)
Settlements with tax authorities	—	—	—

Ending Balance as of December 31	$19,678	$12,028	$12,767

Current year and prior year additions include assessment of potential transfer pricing issues worldwide, federal tax credits, and state tax credits. Acquired tax positions include federal tax credits, state tax credits and domestic production activities deduction. Reductions for tax positions for prior years relate to statute expiration. Of the $19.7 million of unrecognized tax benefits as of December 31, 2011, $17.9 million would impact the consolidated income tax rate if ultimately recognized. The remaining $1.8 million would impact the valuation allowance if recognized.

As of December 31, 2011, a deferred tax liability has not been established for approximately $276.1 million of cumulative undistributed earnings of non-U.S. subsidiaries, as Teradyne plans to keep these amounts permanently reinvested overseas. Beginning in 2006, Teradyne received from Singapore tax incentives for earnings from investments and related activities that began in that country in 2005. These incentives extend through 2015.

Q.    OPERATING SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Teradyne has three operating segments (Semiconductor Test, Systems Test Group and Wireless Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to the design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies”.

Segment information for the years ending December 31, 2011, 2010 and 2009 is as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Corporate And Eliminations	Consolidated
	(in thousands)
2011
Net revenue	$1,106,191	$294,480	$28,390	$—	$1,429,061
Income (loss) from continuing operations before taxes (1)(2)	213,082	51,979	(20,579)	(25,845)	218,637
Total assets from continuing operations (3)	581,026	77,277	725,940	804,396	2,188,639
Property additions (4)	76,164	4,043	794	5,096	86,097
Depreciation and amortization expense (4)	68,435	3,353	13,057	28,479	113,324
2010
Net revenue	$1,413,295	$152,867	$—	$—	$1,566,162
(Loss) income from continuing operations before taxes (1)(2)	417,154	(8,433)	—	(19,615)	389,106
Total assets from continuing operations (3)	611,694	95,402	—	1,094,077	1,801,173
Property additions (4)	69,935	3,142	—	2,967	76,044
Depreciation and amortization expense (4)	71,280	2,794	—	24,953	99,027
2009
Net revenue	$552,402	$225,023	$—	$—	$777,425
Loss from continuing operations before taxes (1)(2)	(131,520)	11,589	—	(23,953)	(143,884)
Total assets from continuing operations (3)	602,841	89,248	—	533,371	1,225,460
Property additions (4)	38,502	2,460	—	344	41,306
Depreciation and amortization expense (4)	82,434	4,256	—	17,721	104,411

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in income from continuing operations before taxes are charges and credits related to restructuring and other, net, real estate gains (losses), investments, inventory provision recovery and inventory write downs.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities, unallocated fixed assets of support departments, common facilities and certain other assets.
(4)	Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support departments and common facilities.

Included in the Semiconductor Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenues—inventory charge (1)	$10,370	$4,521	$20,317
Cost of revenues—inventory step-up (2)	—	—	15,413
Restructuring and other, net	2,142	1,437	29,512

(1)	Included in the cost of revenues for the year ended December 31, 2011 are charges for excess inventory provision recorded primarily as a result of product transition. Included in the cost of revenues for the year ended December 31, 2009 are charges for excess inventory provision recorded as a result of the significant decrease in forecasted semiconductor demand coupled with a product transition.
(2)	Included in the cost of revenues for the year ended December 31, 2009 is the cost for purchase accounting inventory step-up.

Included in the Systems Test Group segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenues—inventory charge	$1,090	$1,450	$4,495
Restructuring and other, net	(300)	(2,133)	2,555

Included in the Wireless Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of revenues—inventory charge	$141	$—	$—
Cost of revenues—inventory step-up (1)	12,178	—	—

(1)	Included in the cost of revenues for the year ended December 31, 2011 is the cost for purchase accounting inventory step-up.

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Restructuring and other, net charge	$6,361	$(121)	$3,242

Information as to Teradyne’s revenue in different geographical areas is as follows:

	2011	2010	2009
	(in thousands)
Revenue to unaffiliated customers (1):
United States	$221,895	$235,171	$196,073
China	180,441	136,628	42,343
Taiwan	172,700	286,138	111,838
Japan	148,699	77,518	42,879
Korea	145,958	124,738	40,242
Malaysia	138,107	207,471	91,526
Philippines	130,484	185,533	43,723
Europe	101,208	99,580	57,257
Singapore	90,622	145,543	67,211
Thailand	80,539	56,978	73,013
Rest of the World	18,408	10,864	11,320

	$1,429,061	$1,566,162	$777,425

(1)	Revenues are attributable to geographic areas based on location of customer site.

In 2011 and 2010, no customer accounted for more than 10% of total consolidated revenue. For the year ended December 31, 2009, one Systems Test Group customer accounted for approximately 13% of total consolidated revenue.

Long-lived assets by geographic area:

	United States	Foreign Countries	Total
	(in thousands)
December 31, 2011	$192,336	$39,871	$232,207
December 31, 2010	196,683	34,425	231,108

R.    STOCK REPURCHASE PROGRAM

In November 2010, the Board cancelled the November 2007 stock repurchase program and authorized a new stock repurchase program for up to $200 million. The cumulative repurchases under the new program as of December 31, 2011 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

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

	2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net revenues:
Products	$315,719	$341,316	$274,944	$228,212
Services	61,442	69,203	69,445	68,780

Total net revenues	377,161	410,519	344,389	296,992
Cost of revenues:
Cost of products	153,363	159,995	138,617	125,091
Cost of services	31,389	35,438	35,927	35,548

Total cost of revenues	184,752	195,433	174,544	160,639

Gross profit	192,409	215,086	169,845	136,353

Operating expenses:
Engineering and development	47,977	47,393	46,799	53,431
Selling and administrative	58,229	57,481	55,304	62,697
Acquired intangible assets amortization	7,291	7,291	6,754	19,129
Restructuring and other, net	413	1,279	1,465	5,046

Total operating expenses	113,910	113,444	110,322	140,303

Income from operations	78,499	101,642	59,523	(3,950)
Interest income	1,287	1,403	3,049	878
Interest expense and other	(6,176)	(5,316)	(6,068)	(6,134)

Income from continuing operations before taxes	73,610	97,729	56,504	(9,206)
Provision (benefit) for income taxes	5,486	7,839	1,759	(144,340)

Income from continuing operations	68,124	89,890	54,745	135,134
Income from discontinued operations before income taxes	1,278	—	—	—
Income tax benefit	(267)	—	—	—

Income from discontinued operations	1,545	—	—	—
Gain (Loss) on disposal of discontinued operations (net of income tax provision of $4,578)	25,203	(832)	—	—

Net income	$94,872	$89,058	$54,745	$135,134

Income per common share from continuing operation—basic	$0.37	$0.48	$0.30	$0.74

Income per common share from continuing operation—diluted	$0.29	$0.39	$0.25	$0.61

Net income per common share—basic	$0.51	$0.48	$0.30	$0.74

Net income per common share—diluted	$0.41	$0.39	$0.25	$0.61

(1)	Restructuring and other, net includes $0.8 million of severance charges related to headcount reductions of approximately 5 people in Semiconductor Test Group and $(0.4) million credit related to early exit of previously impaired leased facilities in Westford and North Reading, Massachusetts.

(2)	Restructuring and other, net includes $0.3 million of severance charges related to headcount reductions of approximately 2 people in Semiconductor Test Group and $0.9 million related to pension settlement charges.
(3)	Restructuring and other, net includes $1.4 million of charges related to the acquisition of LitePoint.
(4)	Restructuring and other, net includes $1.7 million of charges related to Pension Settlement and $3.3 million to the acquisition of LitePoint.

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)	(3)	(4)
	(in thousands, except per share amounts)
Net revenues:
Products	$263,486	$386,734	$432,030	$248,692
Services	55,852	58,537	59,361	61,470

Total net revenues	319,338	445,271	491,391	310,162
Cost of revenues:
Cost of products	120,872	164,421	188,758	117,457
Cost of services	28,589	29,948	30,834	29,317

Total cost of revenues	149,461	194,369	219,592	146,774

Gross profit	169,877	250,902	271,799	163,388

Operating expenses:
Engineering and development	47,937	49,341	49,048	46,691
Selling and administrative	54,686	57,730	60,560	53,844
Acquired intangible assets amortization	7,356	7,313	7,291	7,290
Restructuring and other, net	904	371	(1,977)	(115)

Total operating expenses	110,883	114,755	114,922	107,710

Income from operations	58,994	136,147	156,877	55,678
Interest income	502	3,361	758	1,240
Interest expense and other	(5,567)	(7,435)	(5,325)	(6,124)

Income from continuing operations before taxes	53,929	132,073	152,310	50,794
Provision (benefit) for income taxes	4,830	9,473	6,606	(6,405)

Income from continuing operations	49,099	122,600	145,704	57,199
Income (loss) from discontinued operations before income taxes	1,001	(381)	1,706	3,080
Income tax provision	—	70	70	138

Income (loss) from discontinued operations	1,001	(451)	1,636	2,942

Net income	$50,100	$122,149	$147,340	$60,141

Income per common share from continuing operation—basic	$0.28	$0.68	$0.80	$0.31

Income per common share from continuing operation—diluted	$0.24	$0.55	$0.65	$0.26

Net income per common share—basic	$0.28	$0.68	$0.81	$0.33

Net income per common share—diluted	$0.24	$0.55	$0.66	$0.27

(1)	Restructuring and other, net includes $0.9 million of severance charges related to headcount reductions of approximately 5 people in Semiconductor Test Group.
(2)	Restructuring and other, net includes $0.4 million of severance charges related to headcount reductions of approximately 7 people in System Test Group.

(3)	Restructuring and other, net includes $0.5 million of severance charges related to headcount reduction of approximately 10 people in System Test Group and $(2.5) million credit related to early exit of previously impaired leased facilities in Westford, Massachusetts.
(4)	Restructuring and other, net includes $0.2 million of severance charges related to headcount reductions of approximately 2 people in Semiconductor Test Group and $(0.2) million credit related to early exit of previously impaired leased facilities in Westford, Massachusetts.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with SEC responses to frequently asked questions regarding the evaluation of internal control of entities subject to a business combination, we have excluded LitePoint Corporation from our assessment of internal control over financial reporting as of December 31, 2011. As previously announced, we acquired LitePoint Corporation on October 5, 2011 pursuant to an Agreement and Plan of Merger, dated as of September 14, 2011. The total assets and total revenues of LitePoint Corporation represent 3% and 2%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2011.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2012. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2012. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2012. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2012. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 22, 2012. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2011 Allowance for doubtful accounts	$3,752	$—	$429	$79	$4,102

2010 Allowance for doubtful accounts	$3,770	$—	$—	$18	$3,752

2009 Allowance for doubtful accounts	$4,712	$—	$—	$942	$3,770

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2011 Inventory reserve	$122,434	$11,601	$6,815	$17,338	$123,512

2010 Inventory reserve	$125,320	$5,971	$4,111	$12,967	$122,434

2009 Inventory reserve	$125,130	$24,812	$9,286	$33,908	$125,320

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

2.1	Agreement and Plan of Merger by and among Teradyne, Inc., Lager Acquisition Corp., LitePoint Corporation and Michael Goguen as the Stockholder Representative dated September 14, 2011.	Exhibit 2.1 to Teradyne’s Current Report on Form 8-K filed October 6, 2011.

3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.1	Indenture dated as of April 6, 2009 between Teradyne and U.S. Bank National Association as trustee, together with form of Note.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed April 6, 2009.

4.2	Form of Note.	Included in Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed April 6, 2009.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	Fifth Amendment to Standard Manufacturing Agreement, dated as of July 17, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.5†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement) – Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Exhibit No.	Description	SEC Document Reference

10.7	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.8	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.9	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.9 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.10	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.11	1997 Employee Stock Option Plan, as amended and restated.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.12	Form of Option Agreement under the 1997 Employee Stock Option Plan.*	Exhibit 10.47 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.13	Form of Restricted Stock Unit Agreement for Executive Officers under the 1997 Employee Stock Option Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.14	Form of Restricted Stock Unit Agreement for Directors under the 1997 Employee Stock Option Plan.*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.15	1996 Non-Employee Director Stock Option Plan, as amended.*

Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.16	Form of Option Agreement under 1996 Non-Employee director Stock Option Plan.*	Exhibit 10.48 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.17	1996 Employee Stock Purchase Plan, as amended.*	Exhibit 10.17 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.18	1991 Employee Stock Option Plan, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 2, 2002 and Exhibit 10.2 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description	SEC Document Reference

10.19	Form of Option Agreement under 1991 Employee Stock Option Plan.*	Exhibit 10.46 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.20	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.2 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended September 28, 2008.

10.21	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.22	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.23	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Michael A. Bradley.*	Exhibit 99.5 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.24	Amended and Restated Agreement Regarding Termination Benefits between Teradyne and Michael A. Bradley.*	Exhibit 99.6 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.25	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley.*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.26	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.27	Employment Agreement dated August 9, 2004 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 10.41 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.28	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.29	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Gregory R. Beecher.*	Exhibit 99.1 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.30	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 99.3 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

10.31	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Mark Jagiela.*	Exhibit 99.4 to Teradyne’s Current Report on Form 8-K filed January 6, 2009.

Exhibit No.	Description	SEC Document Reference

10.32	Change in Control Agreement dated May 29, 2009 between Teradyne and Charles J. Gray.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.33	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.34	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended.*	Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.35	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.36	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended.	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.37	Nextest Systems Corporation 2006 Equity Incentive Plan.	Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.38	Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan.	Exhibit 10.35 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.39	Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan.	Exhibit 10.36 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.40	Convertible Note Hedge Transaction Confirmation dated as of March 31, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.1 to Current Report on Form 8-K filed April 6, 2009.

10.41	Warrant Transaction Confirmation dated as of March 31, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.2 to Current Report on Form 8-K filed April 6, 2009.

10.42	Amendment to Warrant Transaction Confirmation dated as of April 1, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.3 to Current Report on Form 8-K filed April 6, 2009.

10.43	LitePoint Corporation 2002 Stock Plan	Filed herewith.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

Exhibit No.	Description	SEC Document Reference

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2012.

TERADYNE, INC.

By:	/S/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CARNESALE Albert Carnesale	Chair of the Board	February 29, 2012

/S/ MICHAEL A. BRADLEY Michael A. Bradley	President and Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2012

/S/ JAMES W. BAGLEY James W. Bagley	Director	February 29, 2012

/S/ DANIEL W. CHRISTMAN Daniel W. Christman	Director	February 29, 2012

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 29, 2012

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	Director	February 29, 2012

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 29, 2012

/S/ ROY A. VALLEE Roy A. Vallee	Director	February 29, 2012