Form 10-Q
period 2012-04-01
TERADYNE, INC
filed 2012-05-11
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 7, 2012 was 186,671,490 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2012	December 31, 2011
	(in thousands, except per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$533,396	$573,736
Marketable securities	87,223	96,502
Accounts receivable, less allowance for doubtful accounts of $4,102 at April 1, 2012 and December 31, 2011	221,547	129,330
Inventories:
Parts	89,125	109,315
Assemblies in process	28,576	33,856
Finished goods	20,529	16,892

	138,230	160,063
Deferred tax assets	56,601	53,948
Prepayments and other current assets	83,994	86,308

Total current assets	1,120,991	1,099,887
Property, plant and equipment	809,249	798,194
Less: Accumulated depreciation	570,632	565,987

Net property, plant and equipment	238,617	232,207
Long-term marketable securities	121,512	84,407
Retirement plan assets	9,244	8,840
Intangible assets, net	374,546	392,975
Goodwill	352,778	352,778
Other assets	20,460	17,545

Total assets	$2,238,148	$2,188,639

LIABILITIES

Current liabilities:
Accounts payable	$106,381	$69,842
Accrued employees’ compensation and withholdings	59,321	90,427
Deferred revenue and customer advances	86,622	78,670
Contingent consideration	61,210	68,892
Other accrued liabilities	59,857	63,280
Current debt	2,431	2,573

Total current liabilities	375,822	373,684
Long-term deferred revenue and customer advances	23,885	33,541
Retirement plan liabilities	78,251	76,638
Deferred tax liabilities	29,395	16,049
Long-term other accrued liabilities	20,299	23,711
Long-term debt	161,803	159,956

Total liabilities	689,455	683,579

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 186,418 shares and 183,587 shares issued and outstanding at April 1, 2012 and December 31, 2011, respectively	23,302	22,948
Additional paid-in capital	1,302,660	1,293,130
Accumulated other comprehensive income	4,933	4,746
Retained earnings	217,798	184,236

Total shareholders’ equity	1,548,693	1,505,060

Total liabilities and shareholders’ equity	$2,238,148	$2,188,639

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands, except per share amounts)
Net revenues:
Products	$330,891	$315,719
Services	65,777	61,442

Total net revenues	396,668	377,161
Cost of revenues:
Cost of products	174,001	152,880
Cost of services	31,741	31,389

Total cost of revenues	205,742	184,269

Gross profit	190,926	192,892
Operating expenses:
Engineering and development	60,135	47,144
Selling and administrative	67,777	57,731
Acquired intangible asset amortization	18,429	7,291
Restructuring and other	(1,825)	413

Total operating expenses	144,516	112,579

Income from operations	46,410	80,313
Interest income	893	1,287
Interest expense and other, net	(6,059)	(6,176)

Income from continuing operations before income taxes	41,244	75,424
Provision for income taxes	7,680	5,486

Income from continuing operations	33,564	69,938
Income from discontinued operations before income taxes	—	1,436
Benefit from income taxes	—	(267)

Income from discontinued operations	—	1,703
Gain on disposal of discontinued operations (net of tax of $4,578)	—	25,203

Net income	$33,564	$96,844

Net income per common share from continuing operations:
Basic	$0.18	$0.38

Diluted	$0.15	$0.30

Net income per common share:
Basic	$0.18	$0.52

Diluted	$0.15	$0.42

Weighted average common share—basic	185,838	184,720

Weighted average common share—diluted	231,153	232,080

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Net income	$33,564	$96,844

Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustment included in net income	—	2,266
Unrealized gains on investments:
Unrealized gains on investments arising during period	744	199
Less: Reclassification adjustment for gains included in net income	(466)	(184)

	278	15
Defined benefit pension and post-retirement plans:
Amortization of prior service (benefit) cost included in net periodic pension and post-retirement costs	(92)	6

Other comprehensive income	186	2,287

Comprehensive income	$33,750	$99,131

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$33,564	$96,844
Less: Income from discontinued operations	—	1,703
Less: Gain on disposal of discontinued operations	—	25,203

Income from continuing operations	33,564	69,938
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	12,288	13,057
Amortization	21,815	10,355
Stock-based compensation	10,766	7,464
Provision for excess and obsolete inventory	1,574	4,627
Non cash charge for the sale of inventories revalued at the date of acquisition	4,871	—
Contingent consideration adjustment	(1,858)	—
Deferred taxes	7,699	—
Other	(454)	618
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(92,217)	(17,498)
Inventories	23,636	(10,709)
Other assets	1,885	(2,266)
Deferred revenue and customer advances	(1,704)	(24,553)
Accounts payable and other accrued expenses	(9,635)	(26,014)
Retirement plan contributions	(1,061)	(1,176)

Net cash provided by continuing operations	11,169	23,843
Net cash used for discontinued operations	—	(4,225)

Net cash provided by operating activities	11,169	19,618
Cash flows from investing activities:
Investments in property, plant and equipment	(27,074)	(22,131)
Purchases of available-for-sale marketable securities	(80,095)	(211,289)
Proceeds from sales and maturities of available-for-sale marketable securities	52,805	188,448

Net cash used for continuing operations	(54,364)	(44,972)
Net cash provided by discontinued operations	—	39,030

Net cash used for investing activities	(54,364)	(5,942)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	9,925	10,076
Payments of contingent consideration	(5,824)	—
Payments of long-term debt	(1,246)	(1,222)

Net cash provided by financing activities	2,855	8,854

(Decrease) Increase in cash and cash equivalents	(40,340)	22,530
Cash and cash equivalents at beginning of period	573,736	397,737

Cash and cash equivalents at end of period	$533,396	$420,267

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed

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

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2011 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the SEC on February 29, 2012 for the year ended December 31, 2011.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Change in Accounting Principle

Effective January 1, 2012, Teradyne changed the method of recognizing actuarial gains and losses for its defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for its defined benefit pension plans. Historically, Teradyne recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheets on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a corridor. In addition, Teradyne, historically, calculated the expected return on plan assets using a calculated market-related value of plan assets. Teradyne has elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. Teradyne has also elected to calculate the expected return on plan assets using the fair value of the plan assets.

While the previous method of recognizing pension and other postretirement benefit expense was considered acceptable, Teradyne believes that this new method is preferable as it eliminates the delay in recognizing gains and losses in its operating results and it will improve the transparency by faster recognition of the effects of economic and interest rate trends on plan obligations and investments. These actuarial gains and losses are generally measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year or upon any interim remeasurement of the plans. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new accounting method retrospectively. This accounting change did not impact the financial position of the reportable segments.

Had these changes not been made, net income for the three months ended April 1, 2012 would have been $29.7 million compared to the $33.6 million actually recorded. Diluted earnings per share would have been $0.13 compared to $0.15.

The effects of the change in accounting principle on the condensed consolidated financial statements for 2011 are presented below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Balance Sheets

	December 31, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Assets:

Total assets	$2,188,639	—	$2,188,639

Liabilities:

Total liabilities	683,579	—	683,579

Shareholders’ Equity:
Common stock	22,948	—	22,948
Additional paid-in capital	1,293,130	—	1,293,130
Accumulated other comprehensive (loss) income	(129,875)	134,621	4,746
Retained earnings	318,857	(134,621)	184,236

Total shareholders’ equity	1,505,060	—	1,505,060

Total liabilities and shareholders’ equity	$2,188,639	—	$2,188,639

Condensed Consolidated Statements of Operations

	For the Three Months Ended April 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands, except per share amounts)
Net revenues	377,161	—	377,161
Cost of revenues	184,752	(483)	184,269

Gross profit	192,409	483	192,892
Operating expenses:
Engineering and development	47,977	(833)	47,144
Selling and administrative	58,229	(498)	57,731
Acquired intangible asset amortization	7,291	—	7,291
Restructuring and other	413	—	413

Total operating expenses	113,910	(1,331)	112,579

Income from operations	78,499	1,814	80,313
Interest income	1,287	—	1,287
Interest expense and other, net	(6,176)	—	(6,176)

Income from continuing operations before income taxes	73,610	1,814	75,424
Provision for income taxes	5,486	—	5,486

Income from continuing operations	68,124	1,814	69,938
Income from discontinued operations before income taxes	1,278	158	1,436
Benefit from income taxes	(267)	—	(267)

Income from discontinued operations	1,545	158	1,703
Gain on disposal of discontinued operations (net of tax of $4,578)	25,203	—	25,203

Net income	$94,872	$1,972	$96,844

Net income per common share from continuing operations:
Basic	$0.37	$0.01	$0.38

Diluted	$0.29	$0.01	$0.30

Net income per common share:
Basic	$0.51	$0.01	$0.52

Diluted	$0.41	$0.01	$0.42

Weighted average common share—basic	184,720		184,720

Weighted average common share—diluted	232,080		232,080

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended April 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net income	$94,872	$1,972	$96,844

Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustment included in net income	2,266	—	2,266
Unrealized gains on investments	15	—	15
Defined benefit pension and post-retirement plans:
Actuarial losses arising during period, net of tax of ($15), $15	(51)	51	—
Settlement gain, net of tax of $35, ($35)	60	(60)	—
Less Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $11, ($11)	2,078	(2,078)	—
Prior service costs, net of tax of $0	6	—	6

	2,093	(2,087)	6

Other comprehensive income	4,374	(2,087)	2,287

Comprehensive income	$99,246	$(115)	$99,131

Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended April 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$94,872	$1,972	$96,844
Less: Income from discontinued operations	1,545	158	1,703
Less: Gain on disposal of discontinued operations	25,203	—	25,203

Income from continuing operations	68,124	1,814	69,938
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	13,057	—	13,057
Amortization	12,442	(2,087)	10,355
Stock-based compensation	7,464	—	7,464
Provision for excess and obsolete inventory	4,627	—	4,627
Other	618	—	618
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(17,498)	—	(17,498)
Inventories	(10,709)	—	(10,709)
Other assets	(2,539)	273	(2,266)
Deferred revenue and customer advances	(24,553)	—	(24,553)
Accounts payable and other accrued expenses	(26,014)	—	(26,014)
Retirement plan contributions	(1,176)	—	(1,176)

	For the Three Months Ended April 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net cash provided by continuing operations	23,843	—	23,843
Net cash used for discontinued operations	(4,225)	—	(4,225)

Net cash provided by operating activities	19,618	—	19,618
Net cash used for investing activities	(5,942)	—	(5,942)
Net cash provided by financing activities	8,854	—	8,854

Increase in cash and cash equivalents	22,530	—	22,530
Cash and cash equivalents at beginning of period	397,737	—	397,737

Cash and cash equivalents at end of period	$420,267	$—	$420,267

D. Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. Teradyne is currently evaluating the impact of this new ASU.

E. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the three months ended April 3, 2011 were as follows:

April 3, 2011
(in thousands)
Net revenues	$9,086

Income from discontinued operations before income taxes	$1,436
Gain from disposal of discontinued operations before income taxes	29,781
Income tax provision	4,311

Income from discontinued operations	$26,906

F. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three months ended April 1, 2012 and April 3, 2011. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

During the three months ended April 1, 2012 and April 3, 2011, there were no significant transfers in and out of Level 1, Level 2 and Level 3.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 1, 2012 and December 31, 2011.

	April 1, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$350,544	$—	$—	$350,544
U.S government agency securities	—	91,293	—	91,293
Corporate debt securities	—	46,069	—	46,069
Commercial paper	—	33,539	—	33,539
U.S Treasury securities	23,600	—	—	23,600
Certificates of deposit and time deposits	—	16,183	—	16,183
Equity and debt mutual funds	9,167	—	—	9,167
Non-U.S. government securities	282	—	—	282

Total	383,593	187,084	—	570,677
Derivatives	—	146	—	146

Total	$383,593	$187,230	$—	$570,823

Liabilities
Contingent consideration	$—	$—	$61,210	$61,210

Total	$—	$—	$61,210	$61,210

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$350,544	$11,398	$—	$361,942
Marketable securities	4,011	83,212	—	87,223
Long-term marketable securities	29,038	92,474	—	121,512
Prepayments and other current assets	—	146	—	146

	$383,593	$187,230	$—	$570,823

Liabilities
Contingent consideration	$—	$—	$61,210	$61,210

	$—	$—	$61,210	$61,210

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Available for sale securities:
Money market funds	$396,329	$—	$—	$396,329
U.S government agency securities	—	83,197	—	83,197
Corporate debt securities	—	44,829	—	44,829
Commercial paper	—	29,924	—	29,924
Certificates of deposit and time deposits	—	16,432	—	16,432
U.S Treasury securities	14,180	—	—	14,180
Equity and debt mutual funds	8,237	—	—	8,237
Non-U.S. government securities	274	—	—	274

Total	$419,020	$174,382	$—	$593,402

Liabilities
Derivatives	$—	$314	$—	$314
Contingent consideration	—	—	68,892	68,892

Total	$—	$314	$68,892	$69,206

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$396,329	$16,164	$—	$412,493
Marketable securities	9,044	87,458	—	96,502
Long-term marketable securities	13,647	70,760	—	84,407

	$419,020	$174,382	$—	$593,402

Liabilities
Other accrued liabilities	$—	$314	$—	$314
Contingent consideration	—	—	68,892	68,892

	$—	$314	$68,892	$69,206

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes for the contingent consideration. Teradyne assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations.

The following table provides quantitative information associated with the fair value measurement of the Teradyne’s Level 3 inputs:

Liability	Fair Value (Thousands)	Valuation Technique	Unobservable Inputs	Weighted Average
Contingent consideration	$61,210	Income approach— discounted cash flow	Revenue earn-out—probability of low case (scenario) for calendar year 2012 revenue.	70%
			Revenue earn-out—probability of high case (scenario) for calendar year 2012 revenue.	30%
			Discount rate for revenue earn-out	3.5%
			Discount rate for cellular earn-out	3.5%

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2012 revenues, the quarterly period in which the revenues are expected to be achieved and a discount rate. Increases or decreases in any of the probabilities of success would result in a higher or lower fair value measurement. Increases or decreases in the period in which milestones will be achieved would result in a lower or higher fair value measurement, respectively.

The following table represents changes in the fair value of Level 3 contingent consideration:

Contingent consideration
(in thousands)
Balance at December 31, 2011	$68,892
Fair value adjustment	(1,858)
Payment	(5,824)

Balance at April 1, 2012	$61,210

During the three months ended April 1, 2012, Teradyne recorded a net gain of $0.3 million from sales of marketable securities. During the three months ended April 3, 2011, Teradyne recorded a net loss of $0.2 million from sales of marketable securities.

Realized losses from sales of marketable securities are included in interest expense and other. Realized gains from sales of marketable securities are included in interest income.

The carrying amounts and fair values of financial instruments at April 1, 2012 and December 31, 2011 were as follows:

	April 1, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash equivalents	$361,942	$361,942	$412,493	$412,493
Marketable securities	208,735	208,735	180,909	180,909
Convertible debt(1)	159,373	595,175	156,098	485,925
Japan loan	4,861	4,861	6,431	6,431

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

At April 1, 2012 and December 31, 2011, these investments were reported as follows:

	April 1, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$350,544	$—	$—	$350,544	$—
U.S. government agency securities	91,178	163	(48)	91,293	26,014
Corporate debt securities	44,602	1,514	(47)	46,069	13,295
Commercial paper	33,542	6	(9)	33,539	9,482
U.S. Treasury securities	23,568	50	(18)	23,600	6,968
Certificates of deposit and time deposits	16,186	—	(3)	16,183	5,810
Equity and debt mutual funds	8,230	939	(2)	9,167	135
Non-U.S. government securities	265	17	—	282	—

	$568,115	$2,689	$(127)	$570,677	$61,704

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$361,942	$—	$—	$361,942	$—
Marketable securities	87,222	19	(18)	87,223	28,698
Long-term marketable securities	118,951	2,670	(109)	121,512	33,006

	$568,115	$2,689	$(127)	$570,677	$61,704

	December 31, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
Money market funds	$396,329	$—	$—	$396,329	$—
U.S. government agency securities	83,070	152	(25)	83,197	28,510
Corporate debt securities	43,077	1,893	(141)	44,829	17,033
Commercial paper	29,932	2	(10)	29,924	9,479
Certificates of deposit and time deposits	16,437	—	(5)	16,432	5,800
U.S. Treasury securities	14,141	39	—	14,180	—
Equity and debt mutual funds	7,876	477	(116)	8,237	3,749
Non-U.S. government securities	256	18	—	274	—

	$591,118	$2,581	$(297)	$593,402	$64,571

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Cash and cash equivalents	$412,493	$—	$—	$412,493	$—
Marketable securities	96,518	24	(40)	96,502	35,595
Long-term marketable securities	82,107	2,557	(257)	84,407	28,976

	$591,118	$2,581	$(297)	$593,402	$64,571

As of April 1, 2012, the fair market value of investments with unrealized losses totaled $61.7 million. Of this value, $1.1 million had unrealized losses greater than one year and $60.6 million had unrealized losses less than one year. As of December 31, 2011, the fair market value of investments with unrealized losses totaled $64.6 million. Of this value, $2.4 million had unrealized losses greater than one year and $62.2 million had unrealized losses less than one year.

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $71.4 million and $85.4 million at April 1, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments at April 1, 2012 and December 31, 2011.

	Balance Sheet Location	April 1, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$146	$—
Foreign exchange contracts	Other accrued liabilities	—	314

		$146	$314

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three months ended April 1, 2012 and April 3, 2011. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains Recognized in Statement of Operations	For the Three Months Ended
		April 1, 2012	April 3, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other, net	$2,880	$827

		$2,880	$827

See Note G “Debt” regarding derivatives related to convertible senior notes.

G. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At April 1, 2012, approximately $2.4 million of the outstanding loan principal is included in current debt and approximately $2.4 million is classified as long-term debt.

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

During the three months ended April 1, 2012, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of May 11, 2012, no holders have exercised their option to convert their Notes.

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

Separately, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which was 75% higher than the closing price of Teradyne’s common stock on March 31, 2009. Teradyne received approximately $43.0 million for the warrants.

The convertible note hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of Teradyne’s common stock, representing a 75% conversion premium based upon the closing price of Teradyne’s common stock on March 31, 2009.

The Notes are classified as long-term debt in the balance sheet at April 1, 2012 and December 31, 2011. The tables below represent the components of Teradyne’s convertible senior notes:

	April 1, 2012	December 31, 2011
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	30,627	33,902

Net carrying amount of the convertible debt	$159,373	$156,098

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Contractual interest expense	$2,161	$2,209
Amortization of the discount component and debt issue fees	3,479	3,061

Total interest expense on the convertible debt	$5,640	$5,270

As of April 1, 2012, the unamortized discount was $30.6 million, which will be amortized over approximately 2.0 years, and the carrying amount of the equity component was $63.4 million. As of April 1, 2012, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $586.1 million.

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	April 1, 2012	December 31, 2011
	(in thousands)
Customer advances	$65,789	$70,001
Maintenance, training and extended warranty	37,408	33,953
Undelivered elements	7,211	7,939
Acceptance	99	318

Total deferred revenue and customer advances	$110,507	$112,211

I. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Balance at beginning of period	$8,153	$9,886
Accruals for warranties issued during the period	3,776	3,577
Adjustments related to pre-existing warranties	(260)	(956)
Settlements made during the period	(2,947)	(3,005)

Balance at end of period	$8,722	$9,502

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Balance at beginning of period	$12,742	$8,972
Deferral of new extended warranty revenue	2,347	1,939
Recognition of extended warranty deferred revenue	(2,162)	(1,041)

Balance at end of period	$12,927	$9,870

J. Stock-Based Compensation

Restricted stock unit awards granted to employees vest in equal installments over four years. A portion of the restricted stock unit awards granted to executive officers is subject to service-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. Service-based stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the three months ended April 1, 2012, Teradyne granted 1.5 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.88 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

During the three months ended April 3, 2011, Teradyne granted 1.5 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.23 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.74.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Expected life (years)	3.50	4.00
Interest rate	0.4%	1.5%
Volatility-historical	56.0%	52.1%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted in the first three months of 2012 and 2011 was $4.09 and $3.66, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Expected life (years)	0.5	0.5
Interest rate	0.06%	0.14%
Volatility-historical	52.6%	41.0%
Dividend yield	0.0%	0.0%

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$104,378	$253,777	6.3 years
Customer relationships and service and software maintenance contracts	144,971	49,788	95,183	8.0 years
Trade names and trademarks	33,840	8,254	25,586	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$163,420	$374,546	7.0 years

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$91,391	$266,764	6.3 years
Customer relationships and service and software maintenance contracts	144,971	45,230	99,741	8.0 years
Trade names and trademarks	33,840	7,370	26,470	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$144,991	$392,975	7.0 years

Aggregate intangible asset amortization expense was $18.4 million and $7.3 million, respectively, for the three months ended April 1, 2012 and April 3, 2011. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2012 (remainder)	$55,079
2013	72,459
2014	69,374
2015	52,351
2016	52,351

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands, except per share amounts)
Income from continuing operations	$33,564	$69,938
Income from discontinued operations	—	1,703
Gain on disposal of discontinued operations	—	25,203

Net income for basic and diluted net income per share	$33,564	$96,844

Weighted average common shares-basic	185,838	184,720

Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	23,000	23,360
Convertible notes hedge warrant shares (2)	18,319	18,822
Restricted stock units	1,647	3,512
Stock options	2,325	1,605
Employee stock purchase rights	24	61

Dilutive potential common shares	45,315	47,360

Weighted average common shares-diluted	231,153	232,080

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands, except per share amounts)
Net income per common share-basic:
Continuing operations	$0.18	$0.38
Discontinued operations	—	0.14

	$0.18	$0.52

Net income per common share-diluted:
Continuing operations	$0.15	$0.30
Discontinued operations	—	0.12

	$0.15	$0.42

(1)	Incremental shares from assumed conversion of the convertible notes for the three months ended April 1, 2012 and April 3, 2011 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible notes hedge warrant shares for the three months ended April 1, 2012 and April 3, 2011 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended April 1, 2012 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares and restricted stock units of 1.0 million because the effect would have been anti-dilutive.

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

M. Restructuring and Other, Net

Other

During the three months ended April 1, 2012, Teradyne recorded a $1.9 million fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of April 1, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $54.0 million to $66.0 million. The decrease in the range from December 31, 2011 is due to the $5.8 million contingent consideration payment during the three months ended April 1, 2012 and the $1.9 million fair value decrease.

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.7 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $0.8 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $0.4 million as of April 1, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	$—	$1,673	$1,673

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

Balance at April 1, 2012	$—	$1,673	$1,673

During the three months ended April 3, 2011, Teradyne recorded the following restructuring charges:

Q1 2011 Actions:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Q2 2010 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reductions in Semiconductor Test.

Q4 2010 Actions:

•	$0.1 million of severance charges related to headcount reductions in Semiconductor Test.

Pre-2011 Actions:

•

$(0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group, and the North Reading, MA facility in Semiconductor Test and System Test Group.

N. Retirement Plans

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded foreign plans.

Components of net periodic pension cost for all plans were as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Service cost	$722	$769
Interest cost	4,083	4,327
Expected return on plan assets	(4,087)	(3,913)
Amortization of unrecognized:
Prior service cost	58	155

Total net periodic pension cost	$776	$1,338

In the three months ended April 1, 2012, Teradyne contributed $0.7 million, primarily to its foreign pension plans.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Service cost	$19	$16
Interest cost	110	136
Amortization of unrecognized:
Prior service benefit	(150)	(149)

Total net periodic post-retirement (benefit) cost	$(21)	$3

O. Commitments and Contingencies

Purchase Commitments

As of April 1, 2012, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $273.2 million, of which $272.8 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Segment Information

Teradyne has three operating segments (Semiconductor Test, Systems Test Group and Wireless Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Systems Test Group segment includes operations related to design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. The Wireless Test segment includes operations related to design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2011. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Corporate And Eliminations	Consolidated
	(in thousands)
Three months ended April 1, 2012:
Net revenues	$267,588	$97,752	$31,328	$—	$396,668
Income (loss) from continuing operations before income taxes (1)(2)	34,998	21,978	(12,312)	(3,420)	41,244
Three months ended April 3, 2011:
Net revenues	$319,250	$57,911	$—	$—	$377,161
Income (loss) from continuing operations before income taxes (1)(2)	76,926	5,491	—	(6,993)	75,424

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges for the three months ended April 1, 2012 and April 3, 2011 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$212	$4,442
Restructuring and other, net	—	891

Total	$212	$5,333

Included in the Systems Test Group segment are charges for the following:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$889	$185
Restructuring and other, net	—	(246)

Total	$889	$(61)

Included in the Wireless Test segment are charges and credits in the following accounts:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Cost of revenues—inventory step-up	$4,871	$—
Cost of revenues—provision for excess and obsolete inventory	473	—

Total	$5,344	$—

Included in the Corporate and Eliminations segment are charges for the following:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in thousands)
Restructuring and other, net	$(1,825)	$(232)

Total	$(1,825)	$(232)

Q. Stock Repurchase Program

In November 2010, the Board authorized a stock repurchase program for up to $200 million. In the three months ended April 1, 2012 and April 3, 2011, Teradyne did not repurchase any shares. Cumulatively, as of April 1, 2012, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in Teradyne’s filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, aerospace and military contractors as well as the United States Department of Defense.

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

We believe our acquisitions of Nextest, Eagle Test and LitePoint, and our entry into the high speed memory and storage test markets have enhanced our opportunities for growth. We will continue to invest in our businesses to expand further our addressable markets while tightly managing our costs.

We regularly face price competition in each of our businesses. We intend to respond to competitive pricing moves as necessary, which may adversely impact our gross margins. Longer term, we will continue to invest in engineering to lower the cost of test which should help mitigate the impacts from aggressive pricing actions.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 1, 2012 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effective January 1, 2012, we changed the method of recognizing actuarial gains and losses for our defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for our defined benefit pension plans. Historically, we recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a corridor. In addition, we, historically, calculated the expected return on plan assets using a calculated market-related value of plan assets. We have elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. We have also elected to calculate the expected return on plan assets using the fair value of the plan assets.

While the previous method of recognizing pension and other postretirement benefit expense was considered acceptable, we believe that this new method is preferable as it eliminates the delay in recognizing gains and losses in our operating results and it will improve the transparency by faster recognition of the effects of economic and interest rate trends on plan obligations and investments. These actuarial gains and losses are generally measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year or upon any interim remeasurement of the plans. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 250, Accounting Changes and Error Corrections, all prior periods presented in this Quarterly Report on Form 10-Q have been adjusted to apply the new accounting method retrospectively. This accounting change did not impact the financial position of the reportable segments.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Percentage of total net revenues:
Net revenues:
Products	83%	84%
Services	17	16

Total net revenues	100	100
Cost of revenues:
Cost of products	44	41
Cost of services	8	8

Total cost of revenues	52	49

Gross profit	48	51
Operating expenses:
Engineering and development	15	12
Selling and administrative	17	15
Acquired intangible asset amortization	5	2
Restructuring and other	—	—

Total operating expenses	36	30

Income from operations	12	21
Interest income	—	—
Interest expense and other, net	(2)	(2)

Income from continuing operations before income taxes	10	20
Provision for income taxes	2	1

Income from continuing operations	8	19
Income from discontinued operations before income taxes	—	—
Benefit from income taxes	—	—

Income from discontinued operations	—	—
Gain on disposal of discontinued operations	—	7

Net income	8%	26%

Results of Operations

First Quarter 2012 Compared to First Quarter 2011

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Semiconductor Test	1.4	1.1
Systems Test Group	0.5	1.3
Wireless Test	1.3	—
Total Company	1.2	1.2

Revenue

Net revenues by reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 1, 2012	April 3, 2011
	(in millions)
Semiconductor Test	$267.6	$319.3	$(51.7)
Systems Test Group	97.8	57.9	39.9
Wireless Test	31.3	—	31.3

	$396.7	$377.2	$19.5

The decrease of $51.7 million or 16% in Semiconductor Test revenue was due to a decrease across all System-on-a-Chip and memory product sales revenue. The increase in Systems Test Group revenue of $39.9 million or 69% was primarily due to the increase in sales of Storage Test systems. The acquisition of LitePoint, which is our Wireless Test segment, completed in October of 2011, added $31.3 million of revenue in the three months ended April 1, 2012.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Korea	16%	11%
Taiwan	14	14
Thailand	14	3
United States	12	14
China	11	8
Japan	8	8
Philippines	7	13
Europe	6	7
Singapore	6	6
Malaysia	5	15
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	April 1, 2012	April 3, 2011
	(in millions)
Gross Profit	$190.9	$192.9	$(2.0)
Percent of Total Revenue	48.1%	51.1%	(3.0)

Gross profit as a percent of revenue decreased by 3.0 percentage points. This decrease was the result of a decrease of 5.5 points related to System-on-a-Chip product mix and higher Storage Test systems sales. This decrease was partially offset by an increase of 1.8 points due to the addition of LitePoint, and an increase of 0.7 points due to lower inventory provisions.

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

During the three months ended April 1, 2012, we recorded an inventory provision of $1.6 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $1.6 million of total excess and obsolete provisions recorded in the three months ended April 1, 2012, $0.9 million was related to Systems Test Group, and $0.5 million was related to Wireless Test, and $0.2 million was related to Semiconductor Test.

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

During the three months ended April 1, 2012 and April 3, 2011, we scrapped $4.1 million and $0.3 million of inventory, respectively. During the three months ended April 1, 2012 and April 3, 2011, we sold $1.3 million and $3.0 million, respectively, of previously written-down or written-off inventory. As of April 1, 2012, we had inventory related reserves for amounts which had been written-down or written-off totaling $120.7 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 1, 2012	April 3, 2011
	(in millions)
Engineering and Development	$60.1	$47.1	$13.0
Percent of Total Revenue	15.2%	12.5%

The increase of $13.0 million in engineering and development expenses is due primarily to additional costs of $8.6 million related to LitePoint which was acquired in October 2011 and increased spending on engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 1, 2012	April 3, 2011
	(in millions)
Selling and Administrative	$67.8	$57.7	$10.1
Percent of Total Revenue	17.1%	15.3%

The increase of $10.1 million in selling and administrative expenses is due primarily to additional costs of $10.7 million related to LitePoint.

Restructuring and Other, Net

Other

During the three months ended April 1, 2012, we recorded a $1.9 million fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of April 1, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $54.0 million to $66.0 million. The decrease in the range from December 31, 2011 is due to the $5.8 million contingent consideration payment during the three months ended April 1, 2012 and the $1.9 million fair value decrease.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.7 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.8 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.4 million as of April 1, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	$—	$1,673	$1,673

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

Balance at April 1, 2012	$—	$1,673	$1,673

During the three months ended April 3, 2011, we recorded the following restructuring charges:

Q1 2011 Actions:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Q2 2010 Actions:

•	$0.2 million related to a change in the estimated severance benefits related to headcount reductions in Semiconductor Test.

Q4 2010 Actions:

•	$0.1 million of severance charges related to headcount reductions in Semiconductor Test.

Pre-2011 Actions:

•

$(0.4) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in System Test Group, and the North Reading, MA facility in Semiconductor Test and System Test Group.

Interest and Other

Interest income decreased by $0.4 million, from the first quarter of 2011 to 2012, due to a decrease in marketable securities due to the LitePoint acquisition.

Income Taxes

For the three months ended April 1, 2012, we recorded a tax provision of $7.7 million from continuing operations, which consisted of foreign taxes and U.S. deferred tax provision. For the three months ended April 1, 2011, we recorded a tax provision of $5.5 million which consisted primarily of foreign taxes.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At April 1, 2012, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations as of April 1, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Long-Term Debt Obligations (1)	$194,861	$2,431	$192,430	$—	$—	$—
Interest on Debt	17,232	8,633	8,599	—	—	—
Contingent Acquisition Payments	61,210	61,210	—	—	—	—
Operating Lease Obligations	52,875	13,944	18,548	11,449	8,934	—
Purchase Obligations	273,212	272,784	428	—	—	—
Retirement Plan Contributions	54,176	5,083	10,531	11,141	27,421	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (2)	73,579	—	24,475	—	—	49,104

Total	$727,145	$364,085	$255,011	$22,590	$36,355	$49,104

(1)	Long-Term Debt Obligations include current maturities.
(2)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased by $12.5 million in the three months ended April 1, 2012, to $742.1 million. Cash activity for the three months ended April 1, 2012 and April 3, 2011 was as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$90.3	$106.0
Change in operating assets and liabilities, net of businesses sold	(79.1)	(82.2)
Cash used for discontinued operations	—	(4.2)

Total cash provided by operating activities	11.2	19.6

Cash used for investing activities from continuing operations	(54.4)	(45.0)
Cash provided by investing activities from discontinued operations	—	39.0

Total cash used for investing activities	(54.4)	(6.0)

Total cash provided by financing activities	2.9	8.9

(Decrease) Increase in cash and cash equivalents	$(40.3)	$22.5

In the three months ended April 1, 2012, changes in operating assets and liabilities used cash of $79.1 million. This was due to a $66.7 million increase in operating assets and a $12.4 million decrease in operating liabilities.

The increase in operating assets from December 31, 2011 was due to a $92.2 million increase in accounts receivable due to higher sales volume, partially offset by a $23.6 million decrease in inventories and a $1.9 million decrease in prepayments. The decrease in operating liabilities from December 31, 2011 was due to a $46.1 million decrease in accrued employee compensation due primarily to variable compensation payments, a $4.2 million decrease in customer advance payments due to shipments of systems prepaid by customers, $1.1 million of retirement plans contributions, partially offset by a $36.5 million increase in accounts payable due to increased sales volume, and a $2.5 million increase in deferred revenue.

Investing activities during the three months ended April 1, 2012 used cash of $54.4 million, due to $80.1 million used for purchases of marketable securities and $27.1 million used for capital expenditures, partially offset by $52.8 million of proceeds from sales and maturities of marketable securities.

Financing activities during the three months ended April 1, 2012 provided cash of $2.9 million, $9.9 million was from the issuance of common stock under stock option and stock purchase plans, partially offset by $5.8 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.2 million of cash used for payments on long-term debt related to the Japan loan.

In the three months ended April 3, 2011, changes in operating assets and liabilities, net of businesses sold, used cash of $82.2 million. This was due to a $30.5 million increase in operating assets and a $51.7 million decrease in operating liabilities.

The increase in operating assets from December 31, 2010 was due to a $17.5 million increase in accounts receivable and a $10.7 million increase in inventories due to higher sales volume, and a $2.3 million increase in other current assets. The decrease in operating liabilities from December 31, 2010 was due to a $56.8 million decrease in accrued employee compensation due primarily to variable compensation payments, a $27.1 million decrease in customer advance payments due to shipments of systems prepaid by customers in 2010 and $1.2 million of retirement plans contributions, partially offset by a $28.0 million increase in accounts payable due to increased sales volume, a $2.9 million increase in other accrued liabilities and a $2.5 million increase in deferred revenue.

Investing activities during the three months ended April 3, 2011 used cash of $45.0 million, due to $211.3 million used for purchases of marketable securities and $22.1 million used for capital expenditures, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $188.4 million.

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

Equity Compensation Plans

As discussed in Note N “Stock Based Compensation” in our 2011 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This ASU includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. We are currently evaluating the impact of this new ASU.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a. “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2011.

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

You should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, the Board authorized a stock repurchase program for up to $200 million. Cumulatively, as of April 1, 2012, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended April 1, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 29, 2012	—	$—	—	$168,825
January 30, 2012 – February 26, 2012	—	$—	—	$168,825
February 27, 2012 – April 1, 2012	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the minimum withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the withholding amount due.

The following table includes information with respect to our common stock shares withheld to satisfy withholding tax obligations during the three months ended April 1, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 29, 2012	401	$16.38	—	—
January 30, 2012 – February 26, 2012	248	$16.52	—	—
February 27, 2012 – April 1, 2012	9	$16.21	—	—

	658	$16.43	—	—

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

18.1	Letter on Change in Accounting Principle

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 11, 2012