Form 10-Q
period 2012-07-01
TERADYNE, INC
filed 2012-08-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 6, 2012 was 187,592,476 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1, 2012	December 31, 2011
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$589,056	$573,736
Marketable securities	105,947	96,502
Accounts receivable, less allowance for doubtful accounts of $4,160 and $4,102 at July 1, 2012 and December 31, 2011, respectively	346,124	129,330
Inventories:
Raw materials	92,994	109,315
Assemblies in process	27,078	33,856
Finished goods	17,826	16,892

	137,898	160,063
Deferred tax assets	56,888	53,948
Prepayments and other current assets	80,895	86,308

Total current assets	1,316,808	1,099,887
Property, plant and equipment	827,608	798,194
Less: Accumulated depreciation	579,608	565,987

Net property, plant and equipment	248,000	232,207
Long-term marketable securities	133,750	84,407
Retirement plan assets	7,182	8,840
Intangible assets, net	356,117	392,975
Goodwill	352,778	352,778
Other assets	20,035	17,545

Total assets	$2,434,670	$2,188,639

LIABILITIES
Current liabilities:
Accounts payable	$117,343	$69,842
Accrued employees’ compensation and withholdings	80,118	90,427
Deferred revenue and customer advances	83,710	78,670
Contingent consideration	54,662	68,892
Other accrued liabilities	64,298	62,420
Accrued income taxes	23,218	860
Current debt	2,522	2,573

Total current liabilities	425,871	373,684
Long-term deferred revenue and customer advances	22,303	33,541
Retirement plan liabilities	77,295	76,638
Deferred tax liabilities	37,915	16,049
Long-term other accrued liabilities	20,573	23,711
Long-term debt	165,283	159,956

Total liabilities	749,240	683,579

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 187,213 shares and 183,587 shares issued and outstanding at July 1, 2012 and December 31, 2011, respectively	23,402	22,948
Additional paid-in capital	1,327,574	1,293,130
Accumulated other comprehensive income	5,267	4,746
Retained earnings	329,187	184,236

Total shareholders’ equity	1,685,430	1,505,060

Total liabilities and shareholders’ equity	$2,434,670	$2,188,639

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands, except per share amount)
Net revenues:
Products	$480,578	$341,316	$811,469	$657,035
Services	67,706	69,203	133,483	130,645

Total net revenues	548,284	410,519	944,952	787,680
Cost of revenues:
Cost of products	206,498	160,403	380,499	313,283
Cost of services	32,280	35,438	64,021	66,827

Total cost of revenues	238,778	195,841	444,520	380,110

Gross profit	309,506	214,678	500,432	407,570
Operating expenses:
Engineering and development	66,532	48,392	126,667	95,536
Selling and administrative	73,366	57,880	141,143	115,611
Acquired intangible asset amortization	18,429	7,291	36,858	14,582
Restructuring and other, net	(6,262)	1,279	(8,087)	1,692

Total operating expenses	152,065	114,842	296,581	227,421

Income from operations	157,441	99,836	203,851	180,149
Interest income	874	1,403	1,767	2,690
Interest expense and other	(6,323)	(5,316)	(12,382)	(11,492)

Income from continuing operations before income taxes	151,992	95,923	193,236	171,347
Income tax provision	40,605	7,839	48,285	13,325

Income from continuing operations	111,387	88,084	144,951	158,022
Income from discontinued operations before income taxes	—	—	—	1,436
Income tax benefit	—	—	—	(267)

Income from discontinued operations	—	—	—	1,703
(Loss) Gain on disposal of discontinued operations (net of income tax of $0, $0, $0, $4,578, respectively)	—	(832)	—	24,371

Net income	$111,387	$87,252	$144,951	$184,096

Income per common share from continuing operations:
Basic	$0.60	$0.48	$0.78	$0.85

Diluted	$0.49	$0.38	$0.63	$0.68

Net income per common share:
Basic	$0.60	$0.47	$0.78	$0.99

Diluted	$0.49	$0.38	$0.63	$0.80

Weighted average common share—basic	186,573	185,367	186,205	185,044

Weighted average common share—diluted	229,646	230,452	230,399	231,266

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Net income	$111,387	$87,252	$144,951	$184,096

Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustment included in net income	—	—	—	2,266
Unrealized gains on marketable securities:
Unrealized gains on marketable securities arising during period	452	1,421	1,196	1,620
Less: Reclassification adjustment for gains included in net income	(24)	(126)	(490)	(310)

	428	1,295	706	1,310
Defined benefit pension and post-retirement plans:
Amortization of prior service (benefit) cost included in net periodic pension and post-retirement costs	(92)	5	(183)	11

Other comprehensive income	336	1,300	523	3,587

Comprehensive income	$111,723	$88,552	$145,474	$187,683

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 1, 2012	July 3, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$144,951	$184,096
Less: Income from discontinued operations	—	1,703
Less: Gain on disposal of discontinued operations	—	24,371

Income from continuing operations	144,951	158,022
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	25,578	25,645
Amortization	43,744	20,816
Stock-based compensation	21,396	14,682
Deferred taxes	15,937	—
Provision for excess and obsolete inventory	10,927	6,343
Non cash charge for the sale of inventories revalued at the date of acquisition	6,089	—
Contingent consideration adjustment	(8,406)	—
Tax benefit related to stock options and restricted stock units	(7,600)	(3,717)
Retirement plans actuarial losses	3,054	4,203
Other	(438)	1,684
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(216,794)	(39,067)
Inventories	21,446	(15,006)
Other assets	5,027	(10,344)
Deferred revenue and customer advances	(6,198)	(28,339)
Accounts payable and other accrued expenses	27,140	(9,275)
Retirement plans contributions	(2,550)	(5,245)
Accrued income taxes	29,958	5,406

Net cash provided by continuing operations	113,261	125,808
Net cash used for discontinued operations	—	(4,225)

Net cash provided by operating activities	113,261	121,583
Cash flows from investing activities:
Purchases of property, plant and equipment	(57,804)	(44,467)
Purchases of available-for-sale marketable securities	(156,771)	(498,541)
Proceeds from maturities of available-for-sale marketable securities	59,405	366,144
Proceed from sales of available-for-sale marketable securities	39,715	54,333

Net cash used for continuing operations	(115,455)	(122,531)
Net cash provided by discontinued operations	—	39,062

Net cash used for investing activities	(115,455)	(83,469)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	16,984	17,052
Tax benefit related to stock options and restricted stock units	7,600	3,717
Payments of long-term debt	(1,246)	(1,222)
Payments of contingent consideration	(5,824)	—

Net cash provided by financing activities	17,514	19,547

Increase in cash and cash equivalents	15,320	57,661
Cash and cash equivalents at beginning of period	573,736	397,737

Cash and cash equivalents at end of period	$589,056	$455,398

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

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Security and Exchange Commission (“SEC”) on February 29, 2012, for the year ended December 31, 2011.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Change in Accounting Principle

Effective January 1, 2012, Teradyne changed the method of recognizing actuarial gains and losses for its defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for its defined benefit pension plans. Historically, Teradyne recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on the consolidated balance sheets on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a range (“corridor”). Teradyne has elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, Teradyne used to calculate the expected return on plan assets using a calculated market-related value of plan assets. Teradyne has also elected to calculate the expected return on plan assets using the fair value of the plan assets.

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

Had these changes not been made, net income for the three months and six months ended July 1, 2012 would have been $110.4 million and $140.3 million, respectively, compared to the $111.4 million and $145.0 million actually recorded. Diluted earnings per share would have been $0.48 and $0.61 compared to $0.49 and $0.63 for the three months and six months ended July 1, 2012, respectively.

The effects of the change in accounting principle on the condensed consolidated financial statements for 2011 are presented below. We have condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Balance Sheets

	December 31, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Assets:

Total assets	$2,188,639	$—	$2,188,639

Liabilities:

Total liabilities	683,579	—	683,579

Shareholders’ Equity:
Common stock	22,948	—	22,948
Additional paid-in capital	1,293,130	—	1,293,130
Accumulated other comprehensive (loss) income	(129,875)	134,621	4,746
Retained earnings	318,857	(134,621)	184,236

Total shareholders’ equity	1,505,060	—	1,505,060

Total liabilities and shareholders’ equity	$2,188,639	$—	$2,188,639

Condensed Consolidated Statements of Operations

	For the Three Months Ended July 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands, except per share amounts)
Net revenues	$410,519	$—	$410,519
Cost of revenues	195,433	408	195,841

Gross profit	215,086	(408)	214,678
Operating expenses:
Engineering and development	47,393	999	48,392
Selling and administrative	57,481	399	57,880
Acquired intangible asset amortization	7,291	—	7,291
Restructuring and other	1,279	—	1,279

Total operating expenses	113,444	1,398	114,842

Income from operations	101,642	(1,806)	99,836
Interest income	1,403	—	1,403
Interest expense and other, net	(5,316)	—	(5,316)

Income from continuing operations before income taxes	97,729	(1,806)	95,923
Provision for income taxes	7,839	—	7,839

Income from continuing operations	89,890	(1,806)	88,084
Loss on disposal of discontinued operations	(832)	—	(832)

Net income	$89,058	$(1,806)	$87,252

Net income per common share from continuing operations:
Basic	$0.48	$—	$0.48

Diluted	$0.39	$(0.01)	$0.38

Net income per common share:
Basic	$0.48	$(0.01)	$0.47

Diluted	$0.39	$(0.01)	$0.38

Weighted average common share—basic	185,367		185,367

Weighted average common share—diluted	230,452		230,452

	For the Six Months Ended July 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands, except per share amounts)
Net revenues	$787,680	$—	$787,680
Cost of revenues	380,185	(75)	380,110

Gross profit	407,495	75	407,570
Operating expenses:
Engineering and development	95,370	166	95,536
Selling and administrative	115,710	(99)	115,611
Acquired intangible asset amortization	14,582	—	14,582
Restructuring and other	1,692	—	1,692

Total operating expenses	227,354	67	227,421

Income from operations	180,141	8	180,149
Interest income	2,690	—	2,690
Interest expense and other, net	(11,492)	—	(11,492)

Income from continuing operations before income taxes	171,339	8	171,347
Provision for income taxes	13,325	—	13,325

Income from continuing operations	158,014	8	158,022
Income from discontinued operations before income taxes	1,278	158	1,436
Benefit from income taxes	(267)	—	(267)

Income from discontinued operations	1,545	158	1,703
Gain on disposal of discontinued operations (net of tax of $4,578)	24,371	—	24,371

Net income	$183,930	$166	$184,096

Net income per common share from continuing operations:
Basic	$0.85	$—	$0.85

Diluted	$0.68	$—	$0.68

Net income per common share:
Basic	$0.99	$—	$0.99

Diluted	$0.80	$—	$0.80

Weighted average common share—basic	185,044		185,044

Weighted average common share—diluted	231,266		231,266

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended July 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net income	$89,058	$(1,806)	$87,252

Other comprehensive income, net of tax:
Unrealized gains on marketable securities	1,295	—	1,295
Defined benefit pension and post-retirement plans:
Actuarial losses arising during period, net of tax of ($10), $10	(4,150)	4,150	—
Settlement gain, net of tax of $38, ($38)	217	(217)	—
Less: Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $8, ($8)	2,377	(2,377)	—
Prior service costs, net of tax of $0	5	—	5

	2,382	(2,377)	5

Other comprehensive income	(256)	1,556	1,300

Comprehensive income	$88,802	$(250)	$88,552

	For the Six Months Ended July 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net income	$183,930	$166	$184,096

Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustment included in net income	2,266	—	2,266
Unrealized gains on marketable securities	1,310	—	1,310
Defined benefit pension and post-retirement plans:
Actuarial losses arising during period, net of tax of ($5), $5	(4,201)	4,201	—
Settlement gain, net of tax of $73, ($73)	277	(277)	—
Less: Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $20, ($20)	4,455	(4,455)	—
Prior service costs, net of tax of $0	11	—	11

	4,466	(4,455)	11

Other comprehensive income	4,118	(531)	3,587

Comprehensive income	$188,048	$(365)	$187,683

Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended July 3, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$183,930	$166	$184,096
Less: Income from discontinued operations	1,545	158	1,703
Less: Gain on disposal of discontinued operations	24,371	—	24,371

Income from continuing operations	158,014	8	158,022
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	25,645	—	25,645
Amortization	25,289	(4,473)	20,816
Stock-based compensation	14,682	—	14,682
Provision for excess and obsolete inventory	6,343	—	6,343
Tax benefit related to stock options and restricted stock units	(3,717)	—	(3,717)
Other	1,422	4,465	5,887
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(39,067)	—	(39,067)
Inventories	(15,006)	—	(15,006)
Other assets	(10,344)	—	(10,344)
Deferred revenue and customer advances	(28,339)	—	(28,339)
Accounts payable and other accrued expenses	(9,275)	—	(9,275)
Retirement plan contributions	(5,245)	—	(5,245)
Accrued income taxes	5,406	—	5,406

Net cash provided by continuing operations	125,808	—	125,808
Net cash used for discontinued operations	(4,225)	—	(4,225)

Net cash provided by operating activities	121,583	—	121,583
Net cash used for investing activities	(83,469)	—	(83,469)
Net cash provided by financing activities	19,547	—	19,547

Increase in cash and cash equivalents	57,661	—	57,661
Cash and cash equivalents at beginning of period	397,737	—	397,737

Cash and cash equivalents at end of period	$455,398	$—	$455,398

D. Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013.

E. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the three and six months ended July 3, 2011 were as follows:

	For the Three Months Ended July 3, 2011	For the Six Months Ended July 3, 2011
	(in thousands)
Net revenues	$—	$9,086

Income from discontinued operations before income taxes	$—	$1,436
(Loss) Gain from disposal of discontinued operations before income taxes	(832)	28,949
Income tax provision	—	4,311

(Loss) Income from discontinued operations	$(832)	$26,074

F. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three and six months ended July 1, 2012 and July 3, 2011. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

Most of Teradyne’s fixed income securities are classified as Level 2, with the exception of U.S. Treasury securities and investments in equity and debt mutual funds, which are classified as Level 1, and contingent consideration, which is classified as Level 3. As of July 1, 2012, the majority of Level 2 securities were priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

During the six months ended July 1, 2012 and July 3, 2011, there were no transfers in and out of Level 1, Level 2 and Level 3.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 1, 2012 and December 31, 2011.

	July 1, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$214,948	$—	$—	$214,948
Cash equivalents	363,877	10,231	—	374,108
Available for sale securities:
U.S. government agency securities	—	112,315	—	112,315
Corporate debt securities	—	48,891	—	48,891
Commercial paper	—	30,990	—	30,990
U.S. Treasury securities	28,673	—	—	28,673
Certificates of deposit and time deposits	—	9,500	—	9,500
Equity and debt mutual funds	9,058	—	—	9,058
Non-U.S. government securities	270	—	—	270

Total	$616,826	$211,927	$—	$828,753

Liabilities
Contingent consideration	$—	$—	$54,662	$54,662
Derivatives	—	81	—	81

Total	$—	$81	$54,662	$54,743

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$578,825	$10,231	$—	$589,056
Marketable securities	5,431	100,516	—	105,947
Long-term marketable securities	32,570	101,180	—	133,750

	$616,826	$211,927	$—	$828,753

Liabilities
Contingent consideration	$—	$—	$54,662	$54,662
Other accrued liabilities	—	81	—	81

	$—	$81	$54,662	$54,743

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$161,243	$—	$—	$161,243
Cash equivalents	396,329	16,164	—	412,493
Available for sale securities:
U.S. government agency securities	—	83,197	—	83,197
Corporate debt securities	—	44,829	—	44,829
Commercial paper	—	22,075	—	22,075
U.S. Treasury securities	14,180	—	—	14,180
Equity and debt mutual funds	8,237	—	—	8,237
Certificates of deposit and time deposits	—	8,117	—	8,117
Non-U.S. government securities	274	—	—	274

Total	$580,263	$174,382	$—	$754,645

Liabilities
Contingent consideration	$—	$—	$68,892	$68,892
Derivatives	—	314	—	314

Total	$—	$314	$68,892	$69,206

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$557,572	$16,164	$—	$573,736
Marketable securities	9,044	87,458	—	96,502
Long-term marketable securities	13,647	70,760	—	84,407

	$580,263	$174,382	$—	$754,645

Liabilities
Contingent consideration	$—	$—	$68,892	$68,892
Other accrued liabilities	—	314	—	314

	$—	$314	$68,892	$69,206

Contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The valuation of contingent consideration uses assumptions and estimates to forecast a range of outcomes. Teradyne assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the condensed consolidated statements of operations.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instrument:

	July 1, 2012			Weighted Average
Liability	Fair Value	Valuation Technique	Unobservable Inputs
	(in thousands)
Contingent consideration	$54,662	Income approach— discounted cash flow	Revenue earn-out—probability of low case (scenario) for calendar year 2012 revenue.	70%
			Revenue earn-out—probability of high case (scenario) for calendar year 2012 revenue.	30%
			Discount rate for revenue earn-out	3.5%
			Discount rate for new product earn-out	3.5%

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2012 revenues, the quarterly period in which the revenues are expected to be achieved and a discount rate. Increases or decreases in the revenue probabilities and the period in which revenues will be achieved would result in a higher or lower fair value measurement.

The following table represents changes in the fair value of Level 3 contingent consideration:

Contingent consideration
(in thousands)
Balance at December 31, 2011	$68,892
Fair value adjustment	(1,858)
Payment	(5,824)

Balance at April 1, 2012	61,210
Fair value adjustment	(6,548)

Balance at July 1, 2012	$54,662

Proceeds from sales of available-for-sale marketable securities were $39.7 million and $54.3 million, respectively, for the six months ended July 1, 2012 and July 3, 2011.

During the three and six months ended July 1, 2012, Teradyne recorded a net gain of $0.3 million and $0.6 million, respectively, from sales of marketable securities. During the three and six months ended July 3, 2011, Teradyne recorded a net gain of $0.1 million and a net loss $0.1 million, respectively, from sales of marketable securities.

Realized losses from sales of marketable securities are included in interest expense and other. Realized gains from sales of marketable securities are included in interest income.

The carrying amounts and fair values of financial instruments at July 1, 2012 and December 31, 2011 were as follows:

	July 1, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$589,056	$589,056	$573,736	$573,736
Marketable securities	239,697	239,697	180,909	180,909
Convertible debt(1)	162,762	496,138	156,098	485,925
Japan loan	5,043	5,043	6,431	6,431

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

At July 1, 2012 and December 31, 2011, available-for-sale marketable securities were reported as follows:

	July 1, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$112,162	$168	$(15)	$112,315	$49,867
Corporate debt securities	46,890	2,071	(70)	48,891	18,236
Commercial paper	30,994	5	(9)	30,990	13,234
U.S. Treasury securities	28,564	109	—	28,673	—
Certificates of deposit and time deposits	9,501	—	(1)	9,500	5,822
Equity and debt mutual funds	8,345	726	(13)	9,058	332
Non-U.S. government securities	270	—	—	270	—

	$236,726	$3,079	$(108)	$239,697	$87,491

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$105,954	$12	$(19)	$105,947	$47,572
Long-term marketable securities	130,772	3,067	(89)	133,750	39,919

	$236,726	$3,079	$(108)	$239,697	$87,491

	December 31, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$83,070	$152	$(25)	$83,197	$28,510
Corporate debt securities	43,077	1,893	(141)	44,829	17,033
Commercial paper	22,083	2	(10)	22,075	9,479
U.S. Treasury securities	14,141	39	—	14,180	—
Equity and debt mutual funds	7,876	477	(116)	8,237	3,749
Certificates of deposit and time deposits	8,122	—	(5)	8,117	5,800
Non-U.S. government securities	256	18	—	274	—

	$178,625	$2,581	$(297)	$180,909	$64,571

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$96,518	$24	$(40)	$96,502	$35,595
Long-term marketable securities	82,107	2,557	(257)	84,407	28,976

	$178,625	$2,581	$(297)	$180,909	$64,571

As of July 1, 2012, the fair market value of marketable securities with unrealized losses totaled $87.5 million. Of this value, $7.1 million had unrealized losses greater than one year and $80.4 million had unrealized losses less than one year. As of December 31, 2011, the fair market value of marketable securities with unrealized losses totaled $64.6 million. Of this value, $2.4 million had unrealized losses greater than one year and $62.2 million had unrealized losses less than one year.

The contractual maturities of available-for-sale marketable securities as of July 1, 2012 were as follows:

	July 1, 2012
	Cost	Fair Market Value
Due within one year	$107,961	$107,954
Due after 1 year through 5 years	110,388	111,299
Due after 5 years through 10 years	2,662	2,836
Due after 10 years	15,715	17,608

Total	$236,726	$239,697

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $74.4 million and $85.4 million at July 1, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments at July 1, 2012 and December 31, 2011.

	Balance Sheet Location	July 1, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other accrued liabilities	$81	$314

		$81	$314

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and six months ended July 1, 2012 and July 3, 2011. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(2,360)	$(166)	$520	$661

		$(2,360)	$(166)	$520	$661

See Note G “Debt” regarding derivatives related to convertible senior notes.

G. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At July 1, 2012, approximately $2.5 million of the outstanding loan principal is included in current debt and approximately $2.5 million is classified as long-term debt.

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

The Notes may be converted, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of Teradyne’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48, a 25% conversion premium based on the last reported sale price of $4.38 per share of Teradyne’s common stock on March 31, 2009. The conversion rate is subject to adjustment in certain circumstances including but not limited to Teradyne issuing a cash or stock dividend or effecting a stock split.

During the three months ended July 1, 2012, the following circumstance that allows holders to convert their Notes at their option prior to December 15, 2013 occurred: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of August 10, 2012, no holders have exercised their option to convert their Notes.

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

On March 31, 2009, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which was 75% higher than the closing price of Teradyne’s common stock. Teradyne received approximately $43.0 million for the warrants.

The convertible note hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of Teradyne’s common stock, representing a 75% conversion premium based upon the closing price of Teradyne’s common stock on March 31, 2009.

The Notes are classified as long-term debt in the balance sheet at July 1, 2012 and December 31, 2011. The tables below represent the components of Teradyne’s convertible senior notes:

	July 1, 2012	December 31, 2011
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	27,238	33,902

Net carrying amount of the convertible debt	$162,762	$156,098

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Contractual interest expense	$2,138	$2,138	$4,299	$4,347
Amortization of the discount component and debt issue fees	3,592	3,160	7,071	6,221

Total interest expense on the convertible debt	$5,730	$5,298	$11,370	$10,568

As of July 1, 2012, the unamortized discount was $27.2 million, which will be amortized over approximately 1.75 years, and the carrying amount of the equity component was $63.4 million. As of July 1, 2012, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $487.9 million.

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	July 1, 2012	December 31, 2011
	(in thousands)
Customer advances	$54,149	$70,001
Maintenance, training and extended warranty	45,826	33,953
Undelivered elements	5,314	7,939
Acceptance	724	318

Total deferred revenue and customer advances	$106,013	$112,211

I. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Balance at beginning of period	$8,722	$9,502	$8,154	$9,886
Accruals for warranties issued during the period	5,649	3,976	9,425	7,553
Adjustments related to pre-existing warranties	403	(1,116)	143	(2,072)
Settlements made during the period	(3,727)	(3,100)	(6,675)	(6,105)

Balance at end of period	$11,047	$9,262	$11,047	$9,262

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Balance at beginning of period	$12,927	$9,870	$12,742	$8,972
Deferral of new extended warranty revenue	9,935	1,861	12,282	3,798
Recognition of extended warranty deferred revenue	(2,108)	(1,423)	(4,270)	(2,462)

Balance at end of period	$20,754	$10,308	$20,754	$10,308

J. Stock-Based Compensation

Restricted stock unit awards granted to employees vest in equal installments over four years. A portion of restricted stock unit awards granted to executive officers is subject to service-based vesting and a portion of the awards is subject to performance-based vesting. The percentage level of performance satisfied for performance-based grants is assessed on or near the anniversary of the grant date and, in turn, that percentage level determines the number of performance-based restricted stock units available for vesting over the vesting period; portions of the performance-based grants not available for vesting are forfeited. Service-based stock options vest in equal installments over four years, and have a term of seven years from the date of grant.

During the six months ended July 1, 2012, Teradyne granted 1.6 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.83 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

During the six months ended July 3, 2011, Teradyne granted 1.7 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.20 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.74.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Expected life (years)	3.50	4.00
Interest rate	0.4%	1.5%
Volatility-historical	56.0%	52.1%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted in the first six months of 2012 and 2011 was $4.09 and $3.66, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Expected life (years)	0.5	0.5
Interest rate	0.06%	0.19%
Volatility-historical	52.6%	41.5%
Dividend yield	0.0%	0.0%

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	July 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$117,363	$240,792	6.3 years
Customer relationships and service and software maintenance contracts	144,971	54,347	90,624	8.0 years
Trade names and trademarks	33,840	9,139	24,701	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$181,849	$356,117	7.0 years

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$91,391	$266,764	6.3 years
Customer relationships and service and software maintenance contracts	144,971	45,230	99,741	8.0 years
Trade names and trademarks	33,840	7,370	26,470	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$144,991	$392,975	7.0 years

Aggregate intangible asset amortization expense was $18.4 million and $36.9 million, respectively, for the three and six months ended July 1, 2012 and $7.3 million and $14.6 million, respectively, for the three and six months ended July 3, 2011. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2012 (remainder)	$36,650
2013	72,459
2014	69,374
2015	52,351
2016	52,351

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands, except per share amounts)
Income from continuing operations	$111,387	$88,084	$144,951	$158,022
Income from discontinued operations	—	—	—	1,703
(Loss) Gain on disposal of discontinued operations	—	(832)	—	24,371

Net income for basic net income per share	$111,387	$87,252	$144,951	$184,096

Weighted average common shares-basic	186,573	185,367	186,205	185,044
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes(1)	22,301	22,711	22,651	23,036
Convertible note hedge warrant shares(2)	17,340	17,914	17,829	18,368
Restricted stock units	1,171	3,877	1,405	4,222
Stock options	2,160	469	2,247	508
Employee stock purchase rights	101	114	62	88

Dilutive potential common shares	43,073	45,085	44,194	46,222

Weighted average common shares-diluted	229,646	230,452	230,399	231,266

Net income per common share-basic
Continuing operations	$0.60	$0.48	$0.78	$0.85
Discontinued operations	—	(0.01)	—	0.14

	$0.60	$0.47	$0.78	$0.99

Net income per common share-diluted
Continuing operations	$0.49	$0.38	$0.63	$0.68
Discontinued operations	—	—	—	0.12

	$0.49	$0.38	$0.63	$0.80

(1)	Incremental shares from assumed conversion of the convertible notes for the three and six months ended July 1, 2012 and July 3, 2011 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three and six months ended July 1, 2012 and July 3, 2011 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended July 1, 2012 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares, and the computation of diluted net income per common share for the three and six months ended July 1, 2012 excludes the effect of the potential exercise of restricted stock units of 0.1 million, because the effect would have been anti-dilutive.

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

M. Restructuring and Other, Net

Other

During the three and six months ended July 1, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, Teradyne recorded a $6.5 million and $8.4 million, respectively, fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of July 1, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $56.0 million to $58.0 million. The decrease in the range from December 31, 2011 is due to the $5.8 million contingent consideration payment during the six months ended July 1, 2012 and the $8.4 million fair value decrease.

During the six months ended July 3, 2011, Teradyne recorded a $0.7 million charge related to a non-U.S. pension settlement.

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.5 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. Teradyne expects to pay approximately $0.9 million against the lease accruals over the next twelve months. Teradyne’s future lease commitments are net of expected sublease income of $0.3 million as of July 1, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	$—	$1,464	$1,464

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	$286	$—	$286

Balance at July 1, 2012	$286	$1,464	$1,750

During the six months ended July 1, 2012, Teradyne recorded the following restructuring charges:

Q2 2012 Action:

•	$0.3 million of severance charges related to headcount reductions of 10 people in Semiconductor Test.

During the six months ended July 3, 2011, Teradyne recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Pre-2011 Actions:

•

$(0.5) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in Systems Test Group, and the North Reading, MA facility in Semiconductor Test and Systems Test Group.

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

Components of net periodic pension cost for all plans were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Service cost	$643	$668	$1,357	$1,436
Interest cost	4,125	4,457	8,185	8,784
Expected return on plan assets	(4,082)	(3,906)	(8,164)	(7,818)
Amortization of unrecognized prior service cost	58	155	116	310
Settlement	—	680	—	680
Actuarial loss	3,146	4,279	3,146	4,279

Total net periodic pension cost	$3,890	$6,333	$4,640	$7,671

In the six months ended July 1, 2012, Teradyne contributed $1.8 million to its defined benefit pension plans.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Service cost	$15	$14	$34	$30
Interest cost	108	134	219	270
Amortization of unrecognized prior service benefit	(150)	(150)	(299)	(299)
Actuarial gain	(92)	(76)	(92)	(76)

Total net periodic post-retirement cost	$(119)	$(78)	$(138)	$(75)

O. Commitments and Contingencies

Purchase Commitments

As of July 1, 2012, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $281.4 million, of which $280.0 million is for less than one year.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2011. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 1, 2012:
Net revenues	$365,058	$71,298	$111,928	$—	$548,284
Income (loss) from continuing operations before income taxes(1)(2)	91,249	11,628	51,139	(2,024)	151,992
Three months ended July 3, 2011:
Net revenues	$343,096	$67,423	$—	$—	$410,519
Income (loss) from continuing operations before income taxes(1)(2)	90,973	8,823	—	(3,873)	95,923
Six months ended July 1, 2012:
Net revenues	$632,646	$169,050	$143,256	$—	$944,952
Income (loss) from continuing operations before income taxes(1)(2)	126,247	33,606	38,827	(5,444)	193,236
Six months ended July 3, 2011:
Net revenues	$662,346	$125,334	$—	$—	$787,680
Income (loss) from continuing operations before income taxes(1)(2)	167,900	14,314	—	(10,867)	171,347

(1)	Pension and post retirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges and credits for the three and six months ended July 1, 2012 and July 3, 2011 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$5,957	$1,500	$6,169	$5,942
Restructuring and other, net	286	1,279	286	2,170

Total	$6,243	$2,779	$6,455	$8,112

Included in the Systems Test Group segment are charges and credits for the following:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$1,753	$216	$2,642	$401
Restructuring and other, net	—	—	—	(246)

Total	$1,753	$216	$2,642	$155

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Cost of revenues—inventory step-up	$1,218	$—	$6,089	$—
Cost of revenues—provision for excess and obsolete inventory	1,643	—	2,116	—

Total	$2,861	$—	$8,205	$—

Included in Corporate and Eliminations are credits for the following:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(in thousands)
Restructuring and other, net	$(6,548)	$—	$(8,406)	$(232)

Total	$(6,548)	$—	$(8,406)	$(232)

Q. Stock Repurchase Program

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. In the three and six months ended July 1, 2012 and July 3, 2011, Teradyne did not repurchase any shares. Cumulatively, as of July 1, 2012, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

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

The sales of our products and services are dependent, to a large degree, on customers who are subject to fluctuating and seasonal demand for their products. This market dynamic has had, and will continue to have, a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor and electronics industries.

We believe our acquisitions of Nextest, Eagle Test and LitePoint, and our entry into the high speed memory and storage test markets have enhanced our opportunities for growth. We will continue to invest in our businesses to expand further our addressable markets while tightly managing our costs.

We regularly face price competition in each of our businesses from competitors. We intend to respond to competitive pricing moves as necessary, which may adversely impact our gross margins. Longer term, we will continue to invest in engineering to lower the cost of test which should help mitigate the impacts from aggressive pricing actions.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except as noted below, there have been no significant changes during the six months ended July 1, 2012 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Effective January 1, 2012, we changed the method of recognizing actuarial gains and losses for our defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for our defined benefit pension plans. Historically, we recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheets on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, we used to calculate the expected return on plan assets using a calculated market-related value of plan assets. We have also elected to calculate the expected return on plan assets using the fair value of the plan assets.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Percentage of total net revenues:
Net revenues:
Products	88%	83%	86%	83%
Services	12	17	14	17

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	38	39	40	40
Cost of services	6	9	7	8

Total cost of revenues	44	48	47	48

Gross profit	56	52	53	52
Operating expenses:
Engineering and development	12	12	13	12
Selling and administrative	13	14	15	15
Acquired intangible asset amortization	3	2	4	2
Restructuring and other, net	(1)	—	(1)	—

Total operating expenses	28	28	31	29

Income from operations	29	24	22	23
Interest income	—	—	—	—
Interest expense and other	(1)	(1)	(1)	(1)

Income from continuing operations before income taxes	28	23	20	22
Income tax provision	7	2	5	2

Income from continuing operations	20	21	15	20
Income from discontinued operations before income taxes	—	—	—	—
Income tax benefit	—	—	—	—

Income from discontinued operations	—	—	—	—
(Loss) Gain on disposal of discontinued operations	—	—	—	3

Net income	20%	21%	15%	23%

Results of Operations

Second Quarter 2012 Compared to Second Quarter 2011

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 1, 2012	July 3, 2011
Semiconductor Test	1.0	0.8
Systems Test Group	0.6	1.1
Wireless Test	1.7	—
Total Company	1.1	0.8

Revenues

Net revenues by reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Semiconductor Test	$365.1	$343.1	$22.0
Systems Test Group	71.3	67.4	3.9
Wireless Test	111.9	—	111.9

	$548.3	$410.5	$137.8

The increase of $22.0 million or 6% in Semiconductor Test revenue was due to an increase in System-on-a-Chip product revenue partially offset by a decrease in memory product revenue. The increase in Systems Test Group revenue of $3.9 million or 6% was primarily due to an increase in sales of Mil/Aero test instrumentation, systems and services. The acquisition of LitePoint, which is our Wireless Test segment, completed in October of 2011, added $111.9 million of revenue in the three months ended July 1, 2012.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	July 1, 2012	July 3, 2011
Taiwan	23%	12%
China	18	11
United States	12	15
Korea	12	15
Philippines	8	11
Hong Kong	6	—
Malaysia	5	6
Singapore	5	6
Europe	4	8
Japan	4	7
Thailand	3	8
Rest of World	—	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 1, 2012	July 3, 2011
	(in millions)
Gross Profit	$309.5	$214.7	$94.8
Percent of Total Revenue	56.4%	52.3%	4.1

Gross profit as a percent of revenue increased by 4.1 percentage points as a result of an increase of 5.0 points due to the addition of LitePoint, which had its highest quarterly revenue in its history, partially offset by a decrease of 1.5 points due to higher inventory provisions.

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

During the three months ended July 1, 2012, we recorded an inventory provision of $9.4 million included in cost of revenues, due to the following factors:

•	A decline in demand versus previously forecasted demand levels for a prior generation Nextest Magnum resulted in an inventory provision of $3.2 million.

•	A $2.6 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•

The remainder of the charge of $3.6 million primarily reflects downward revisions to previously forecasted demand levels, of which $1.8 million was related to Systems Test Group, $1.6 million was related to Wireless Test and $0.2 million was related to Semiconductor Test.

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

During the three months ended July 1, 2012 and July 3, 2011, we scrapped $2.8 million and $2.2 million of inventory, respectively. During the three months ended July 3, 2011, we sold $0.8 million of previously written-down or written-off inventory. As of July 1, 2012, we had inventory related reserves for amounts which had been written-down or written-off totaling $128.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Engineering and Development	$66.5	$48.4	$18.1
Percent of Total Revenue	12.1%	11.8%

The increase of $18.1 million in engineering and development expenses is due primarily to additional costs of $9.6 million related to LitePoint which was acquired in October 2011 and increased spending on engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Selling and Administrative	$73.4	$57.9	$15.5
Percent of Total Revenue	13.4%	14.1%

The increase of $15.5 million in selling and administrative expenses is due primarily to additional costs of $12.3 million related to LitePoint.

Restructuring and Other, Net

Other

During the three months ended July 1, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earnout period end date, we recorded a $6.5 million fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of July 1, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $56.0 million to $58.0 million.

During the three months ended July 3, 2011, Teradyne recorded a $0.7 million charge related to a non-U.S. pension settlement.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.5 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.3 million as of July 1, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	$—	$1,464	$1,464

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	$286	$—	$286

Balance at July 1, 2012	$286	$1,464	$1,750

During the three months ended July 1, 2012, we recorded the following restructuring charges:

Q2 2012 Action:

•	$0.3 million of severance charges related to headcount reductions of 10 people in Semiconductor Test.

During the three months ended July 3, 2011, we recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Pre-2011 Actions:

•

$(0.5) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in Systems Test Group, and the North Reading, MA facility in Semiconductor Test and Systems Test Group.

Interest and Other

Interest income decreased by $0.5 million, from the second quarter of 2011 to 2012, due to a decrease in marketable securities due to the LitePoint acquisition. Interest expense and other increased by $1.0 million from second quarter of 2011 to 2012, due primarily to an increase in interest expense related to our convertible note.

Income Taxes

For the three months ended July 1, 2012, we recorded a tax provision of $40.6 million from continuing operations, which consisted of foreign taxes and U.S. deferred tax provision. For the three months ended July 3, 2011, we recorded a tax provision of $7.8 million from continuing operations, which consisted primarily of foreign taxes.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At July 1, 2012, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Six Months of 2012 Compared to Six Months of 2011

Revenues

Net revenues by reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Semiconductor Test	$632.6	$662.3	$(29.7)
Systems Test Group	169.1	125.4	43.7
Wireless Test	143.3	—	143.3

	$945.0	$787.7	$157.3

The decrease of $29.7 million or 4% in Semiconductor Test revenue was primarily due to a decrease in memory product revenue, partially offset by an increase in System-on-a-Chip product revenue. The increase in Systems Test Group revenue of $43.7 million or 35% was primarily due to an increase in sales of Storage Test systems. The acquisition of LitePoint, which is our Wireless Test segment, completed in October of 2011, added $143.3 million of revenue in the six months ended July 1, 2012.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Taiwan	19%	13%
China	15	9
Korea	13	13
United States	12	14
Philippines	7	12
Thailand	7	6
Japan	6	7
Malaysia	5	11
Europe	5	7
Singapore	5	6
Hong Kong	5	—
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	July 1, 2012	July 3, 2011
	(in millions)
Gross Profit	$500.4	$407.6	$92.8
Percent of Total Revenue	53.0%	51.7%	1.3

Gross profit as a percent of revenue increased by 1.3 percentage points a result of an increase of 3.5 points related to the addition of LitePoint, which had its highest six month revenue in its history, partially offset by a decrease of 2.2 points due to System-on-a-Chip product mix and higher Storage Test system sales.

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

During the six months ended July 1, 2012, we recorded an inventory provision of $10.9 million included in cost of revenues, due to the following factors:

•	A decline in demand versus previously forecasted demand levels for a prior generation Nextest Magnum resulted in an inventory provision of $3.2 million.

•	A $2.6 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•

The remainder of the charge of $5.1 million primarily reflects downward revisions to previously forecasted demand levels, of which $2.6 million was related to Systems Test Group, $2.1 million was related to Wireless Test and $0.4 million was related to Semiconductor Test.

During the six months ended July 3, 2011, we recorded an inventory provision of $6.3 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $6.3 million of total excess and obsolete provisions recorded in the six months ended July 3, 2011, $5.9 million was related to Semiconductor Test and $0.4 million was related to Systems Test Group.

During the six months ended July 1, 2012 and July 3, 2011, we scrapped $6.9 million and $2.6 million of inventory, respectively. During the six months ended July 1, 2012 and July 3, 2011, we sold $1.3 million and $3.8 million, respectively, of previously written-down or written-off inventory. As of July 1, 2012, we had inventory related reserves for amounts which had been written-down or written-off totaling $128.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Engineering and Development	$126.7	$95.5	$31.2
Percent of Total Revenue	13.4%	12.1%

The increase of $31.2 million in engineering and development expenses is due primarily to additional costs of $18.2 million related to LitePoint which was acquired in October 2011 and increased spending on engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 1, 2012	July 3, 2011
	(in millions)
Selling and Administrative	$141.1	$115.6	$25.5
Percent of Total Revenue	14.9%	14.7%

The increase of $25.5 million in selling and administrative expenses is due primarily to additional costs of $23.0 million related to LitePoint.

Restructuring and Other, Net

Other

During the six months ended July 1, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded an $8.4 million fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of July 1, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $56.0 million to $58.0 million. The decrease in the range from December 31, 2011 is due to the $5.8 million contingent consideration payment during the six months ended July 1, 2012 and the $8.4 million fair value decrease.

During the six months ended July 3, 2011, Teradyne recorded a $0.7 million charge related to a non-U.S. pension settlement.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.5 million is reflected in the other accrued liabilities account and the long-term other accrued liabilities account and is expected to be paid over the lease terms, the latest of which expires in 2013. We expect to pay approximately $0.9 million against the lease accruals over the next twelve months. Our future lease commitments are net of expected sublease income of $0.3 million as of July 1, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	$—	$1,464	$1,464

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	$286	$—	$286

Balance at July 1, 2012	$286	$1,464	$1,750

During the six months ended July 1, 2012, we recorded the following restructuring charges:

Q2 2012 Action:

•	$0.3 million of severance charges related to headcount reductions of 10 people in Semiconductor Test.

During the six months ended July 3, 2011, we recorded the following restructuring charges:

Q2 2011 Action:

•	$0.3 million of severance charges related to headcount reductions of 2 people in Semiconductor Test.

Q1 2011 Action:

•	$0.6 million of severance charges related to headcount reductions of 5 people in Semiconductor Test.

Pre-2011 Actions:

•

$(0.5) million related to changes in the estimated exit costs related to the Westford, MA and Poway, CA facilities in Systems Test Group, and the North Reading, MA facility in Semiconductor Test and Systems Test Group.

Interest and Other

Interest income decreased by $0.9 million, from the first six months of 2011 to 2012, due to a decrease in marketable securities due to the LitePoint acquisition. Interest expense and other increased by $0.9 million for the first six months of 2011 to 2012, due primarily to an increase in interest expense related to our convertible note.

Income Taxes

For the six months ended July 1, 2012, we recorded a tax provision of $48.3 million, from continuing operations, which consisted of foreign taxes and U.S. deferred tax provision. For the six months ended July 3, 2011, we recorded a tax provision of $13.3 million from continuing operations, which consisted primarily of foreign taxes.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At July 1, 2012, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations as of July 1, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Long-Term Debt Obligations (1)	$195,043	$2,522	$192,521	$—	$—	$—
Interest on Debt	17,235	8,635	8,600	—	—	—
Contingent Acquisition Payments	54,662	54,662	—	—	—	—
Operating Lease Obligations	52,221	13,998	19,574	10,117	8,532	—
Purchase Obligations	281,360	279,760	1,600	—	—	—
Retirement Plan Contributions	52,928	5,174	10,570	11,206	25,978	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (2)	80,496	—	22,303	—	—	58,193

Total	$733,945	$364,751	$255,168	$21,323	$34,510	$58,193

(1)	Long-Term Debt Obligations include current maturities.
(2)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased by $74.1 million in the six months ended July 1, 2012, to $828.8 million. Cash activity for the six months ended July 1, 2012 and July 3, 2011 was as follows:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$255.2	$227.7
Change in operating assets and liabilities, net of businesses sold	(141.9)	(101.9)
Cash used for discontinued operations	—	(4.2)

Total cash provided by operating activities	113.3	121.6

Cash used for investing activities from continuing operations	(115.5)	(122.5)
Cash provided by investing activities from discontinued operations	—	39.1

Total cash used for investing activities	(115.5)	(83.4)

Total cash provided by financing activities	17.5	19.5

Increase in cash and cash equivalents	$15.3	$57.7

In the six months ended July 1, 2012, changes in operating assets and liabilities, net of businesses sold, used cash of $141.9 million. This was due to a $190.3 million increase in operating assets, partially offset by a $48.4 million increase in operating liabilities.

The increase in operating assets was due to a $216.8 million increase in accounts receivable due to higher sales volume, partially offset by a $21.4 million decrease in inventories, and $5.0 million decrease in other assets mainly due to a decrease in prepayments. The increase in operating liabilities was due to a $47.5 million increase in accounts payable due to increased sales volume, a $30.0 million increase in accrued income taxes, and $1.1 million increase in other accrued liabilities, partially offset by $21.4 million decrease in accrued employee compensation due primarily to variable compensation payments, a $6.2 million decrease in customer advance payments and deferred revenue and $2.6 million of retirement plan contributions.

Investing activities during the six months ended July 1, 2012 used cash of $115.5 million, due to $156.8 million used for purchases of marketable securities and $57.8 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $39.7 million and $59.4 million, respectively.

Financing activities during the six months ended July 1, 2012 provided cash of $17.5 million, $16.9 million was from the issuance of common stock under stock option and stock purchase plans, and $7.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $5.8 million of cash used for a payments related to LitePoint acquisition contingent consideration and $1.2 million of cash used for a payment on long-term debt.

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

Investing activities during the six months ended July 3, 2011 used cash of $122.5 million, due to $498.5 million used for purchases of marketable securities and $44.5 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $54.3 million and $366.2 million, respectively.

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

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013.

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

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of July 1, 2012, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended July 1, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 2, 2012 – April 29, 2012	—	$—	—	$168,825
April 30, 2012 –May 27, 2012	—	$—	—	$168,825
May 28, 2012 – July 1, 2012	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the minimum withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the withholding amount due.

The following table includes information with respect to our common stock shares withheld to satisfy withholding tax obligations during the three months ended July 1, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 2, 2012 – April 29, 2012	3	$16.99	—	—
April 30, 2012 –May 27, 2012	14	$15.21	—	—
May 28, 2012 – July 1, 2012	1	$13.61	—	—

	18	$15.43	—	—

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

10.1	Executive Officer Agreement dated June 29, 2012 between Teradyne, Inc. and Jeffrey Hotchkiss (filed herewith)

10.2	Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne, Inc. and Walter Vahey (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 10, 2012