Form 10-Q
period 2012-09-30
TERADYNE, INC
filed 2012-11-09
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 5, 2012 was 187,852,103 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$485,692	$573,736
Marketable securities	344,850	96,502
Accounts receivable, less allowance for doubtful accounts of $4,149 and $4,102 at September 30, 2012 and December 31, 2011, respectively	205,464	129,330
Inventories:
Raw materials	94,833	102,307
Assemblies in process	25,926	24,283
Finished goods	13,998	33,473

	134,757	160,063
Deferred tax assets	58,517	53,948
Prepayments and other current assets	81,987	86,308

Total current assets	1,311,267	1,099,887
Property, plant and equipment	847,711	798,194
Less: Accumulated depreciation	586,593	565,987

Net property, plant and equipment	261,118	232,207
Long-term marketable securities	178,281	84,407
Retirement plan assets	7,711	8,840
Intangible assets, net	337,688	392,975
Goodwill	349,373	352,778
Other assets	17,853	17,545

Total assets	$2,463,291	$2,188,639

LIABILITIES
Current liabilities:
Accounts payable	$74,187	$69,842
Accrued employees’ compensation and withholdings	78,929	90,427
Deferred revenue and customer advances	70,968	78,670
Contingent consideration	16,513	68,892
Other accrued liabilities	61,220	62,420
Accrued income taxes	43,573	860
Current debt	3,863	2,573

Total current liabilities	349,253	373,684
Long-term deferred revenue and customer advances	30,592	33,541
Retirement plan liabilities	80,504	76,638
Deferred tax liabilities	30,932	16,049
Long-term other accrued liabilities	19,211	23,711
Long-term debt	167,556	159,956

Total liabilities	678,048	683,579

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 187,651 shares and 183,587 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	23,456	22,948
Additional paid-in capital	1,337,616	1,293,130
Accumulated other comprehensive income	6,343	4,746
Retained earnings	417,828	184,236

Total shareholders’ equity	1,785,243	1,505,060

Total liabilities and shareholders’ equity	$2,463,291	$2,188,639

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands, except per share amount)
Net revenues:
Products	$393,037	$274,944	$1,204,506	$931,979
Services	70,357	69,445	203,840	200,090

Total net revenues	463,394	344,389	1,408,346	1,132,069
Cost of revenues:
Cost of products	169,782	138,088	550,282	451,371
Cost of services	33,412	35,927	97,432	102,754

Total cost of revenues	203,194	174,015	647,714	554,125

Gross profit	260,200	170,374	760,632	577,944
Operating expenses:
Engineering and development	63,055	45,896	189,722	141,432
Selling and administrative	69,921	54,775	211,064	170,386
Acquired intangible asset amortization	18,429	6,754	55,287	21,336
Restructuring and other, net	683	1,465	(7,404)	3,157

Total operating expenses	152,088	108,890	448,669	336,311

Income from operations	108,112	61,484	311,963	241,633
Interest income	1,067	3,049	2,834	5,739
Interest expense and other	(6,154)	(6,068)	(18,536)	(17,560)

Income from continuing operations before income taxes	103,025	58,465	296,261	229,812
Income tax provision	14,384	1,759	62,669	15,084

Income from continuing operations	88,641	56,706	233,592	214,728
Income from discontinued operations before income taxes	—	—	—	1,436
Income tax benefit	—	—	—	(267)

Income from discontinued operations	—	—	—	1,703
Gain on disposal of discontinued operations (net of income tax provision of $4,578)	—	—	—	24,371

Net income	$88,641	$56,706	$233,592	$240,802

Income per common share from continuing operations:
Basic	$0.47	$0.31	$1.25	$1.16

Diluted	$0.39	$0.26	$1.02	$0.94

Net income per common share:
Basic	$0.47	$0.31	$1.25	$1.30

Diluted	$0.39	$0.26	$1.02	$1.06

Weighted average common share—basic	187,364	185,102	186,592	185,063

Weighted average common share—diluted	229,210	221,892	230,003	228,141

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Net income	$88,641	$56,706	$233,592	$240,802

Other comprehensive income (loss), net of tax:
Foreign currency translation reclassification adjustment included in net income	—	—	—	2,266
Unrealized gains on marketable securities:
Unrealized gains on marketable securities arising during period	1,259	436	2,455	2,058
Less: Reclassification adjustment for gains included in net income	(93)	(1,493)	(583)	(1,802)

	1,166	(1,057)	1,872	256
Defined benefit pension and post-retirement plans:
Amortization of prior service (benefit) cost included in net periodic pension and post-retirement costs	(92)	5	(275)	17

Other comprehensive income (loss)	1,074	(1,052)	1,597	2,539

Comprehensive income	$89,715	$55,654	$235,189	$243,341

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2011, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
	(in thousands)
Cash flows from operating activities:
Net income	$233,592	$240,802
Less: Income from discontinued operations	—	1,703
Less: Gain on disposal of discontinued operations	—	24,371

Income from continuing operations	233,592	214,728
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	39,812	38,426
Amortization	65,790	30,838
Stock-based compensation	30,634	22,514
Deferred taxes	7,076	(412)
Provision for excess and obsolete inventory	16,408	10,756
Non cash charge for the sale of inventories revalued at the date of acquisition	6,089	—
Contingent consideration adjustment	(8,406)	—
Tax benefit related to stock options and restricted stock units	(7,600)	—
Retirement plans actuarial losses	4,991	4,203
Other	(750)	2,328
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(76,134)	25,233
Inventories	25,070	(1,034)
Other assets	7,278	(13,553)
Accounts payable and other accrued expenses	(17,600)	(47,483)
Deferred revenue and customer advances	(10,651)	(58,304)
Retirement plans contributions	(3,679)	(6,393)
Accrued income taxes	50,313	(3,064)

Net cash provided by continuing operations	362,233	218,783
Net cash used for discontinued operations	—	(4,225)

Net cash provided by operating activities	362,233	214,558
Cash flows from investing activities:
Purchases of property, plant and equipment	(91,132)	(66,623)
Purchases of available-for-sale marketable securities	(513,057)	(593,261)
Proceeds from maturities of available-for-sale marketable securities	102,635	485,416
Proceed from sales of available-for-sale marketable securities	70,937	627,439

Net cash (used for) provided by continuing operations	(430,617)	452,971
Net cash provided by discontinued operations	—	39,062

Net cash (used for) provided by investing activities	(430,617)	492,033
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	17,959	17,216
Tax benefit related to stock options and restricted stock units	7,600	—
Payments of long-term debt	(1,246)	(2,518)
Payments of contingent consideration	(43,973)	—
Repurchase of common stock	—	(23,863)

Net cash used for financing activities	(19,660)	(9,165)

(Decrease) Increase in cash and cash equivalents	(88,044)	697,426
Cash and cash equivalents at beginning of period	573,736	397,737

Cash and cash equivalents at end of period	$485,692	$1,095,163

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, except Japan, which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, Teradyne first utilizes non-equity related tax attributes, such as net operating losses and credit carryforwards and then equity-related tax attributes.

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

Had these changes not been made, net income for the three and nine months ended September 30, 2012 would have been $73.2 million and $213.4 million, respectively, compared to $88.6 million and $233.6 million actually recorded. Diluted earnings per share would have been $0.32 and $0.93 compared to $0.39 and $1.02 for the three and nine months ended September 30, 2012, respectively.

The effects of the change in accounting principle on the condensed consolidated financial statements for 2011 are presented below. Teradyne has condensed the comparative financial statements for financial statement line items that were not affected by the change in accounting principle.

Condensed Consolidated Balance Sheets

	December 31, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Assets:

Total assets	$2,188,639	$—	$2,188,639

Liabilities:

Total liabilities	683,579	—	683,579

Shareholders’ Equity:
Common stock	22,948	—	22,948
Additional paid-in capital	1,293,130	—	1,293,130
Accumulated other comprehensive (loss) income	(129,875)	134,621	4,746
Retained earnings	318,857	(134,621)	184,236

Total shareholders’ equity	1,505,060	—	1,505,060

Total liabilities and shareholders’ equity	$2,188,639	$—	$2,188,639

Condensed Consolidated Statements of Operations

	For the Three Months Ended October 2, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands, except per share amounts)
Net revenues	$344,389	$—	$344,389
Cost of revenues	174,544	(529)	174,015

Gross profit	169,845	529	170,374
Operating expenses:
Engineering and development	46,799	(903)	45,896
Selling and administrative	55,304	(529)	54,775
Acquired intangible asset amortization	6,754	—	6,754
Restructuring and other	1,465	—	1,465

Total operating expenses	110,322	(1,432)	108,890

Income from operations	59,523	1,961	61,484
Interest income	3,049	—	3,049
Interest expense and other, net	(6,068)	—	(6,068)

Income before income taxes	56,504	1,961	58,465
Provision for income taxes	1,759	—	1,759

Net income	$54,745	$1,961	$56,706

Net income per common share:
Basic	$0.30	$0.01	$0.31

Diluted	$0.25	$0.01	$0.26

Weighted average common share—basic	185,102		185,102

Weighted average common share—diluted	221,892		221,892

	For the Nine Months Ended October 2, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands, except per share amounts)
Net revenues	$1,132,069	$—	$1,132,069
Cost of revenues	554,729	(604)	554,125

Gross profit	577,340	604	577,944
Operating expenses:
Engineering and development	142,169	(737)	141,432
Selling and administrative	171,014	(628)	170,386
Acquired intangible asset amortization	21,336	—	21,336
Restructuring and other	3,157	—	3,157

Total operating expenses	337,676	(1,365)	336,311

Income from operations	239,664	1,969	241,633
Interest income	5,739	—	5,739
Interest expense and other, net	(17,560)	—	(17,560)

Income from continuing operations before income taxes	227,843	1,969	229,812
Provision for income taxes	15,084	—	15,084

Income from continuing operations	212,759	1,969	214,728
Income from discontinued operations before income taxes	1,278	158	1,436
Benefit from income taxes	(267)	—	(267)

Income from discontinued operations	1,545	158	1,703
Gain on disposal of discontinued operations (net of tax of $4,578)	24,371	—	24,371

Net income	$238,675	$2,127	$240,802

Net income per common share from continuing operations:
Basic	$1.15	$0.01	$1.16

Diluted	$0.93	$0.01	$0.94

Net income per common share:
Basic	$1.29	$0.01	$1.30

Diluted	$1.05	$0.01	$1.06

Weighted average common share—basic	185,063		185,063

Weighted average common share—diluted	228,141		228,141

Condensed Consolidated Statements of Comprehensive Income

	For the Three Months Ended October 2, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net income	$54,745	$1,961	$56,706

Other comprehensive income (loss), net of tax:
Unrealized gains on marketable securities	(1,057)	—	(1,057)
Defined benefit pension and post-retirement plans:
Actuarial losses arising during period, net of tax of ($0), $0	(5)	5	—
Less: Amortization included in net periodic pension and post- retirement costs:
Actuarial losses, net of tax of $11, ($11)	2,226	(2,226)	—
Prior service costs, net of tax of $0	5	—	5

	2,231	(2,226)	5

Other comprehensive income (loss)	1,169	(2,221)	(1,052)

Comprehensive income	$55,914	$(260)	$55,654

	For the Nine Months Ended October 2, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Net income	$238,675	$2,127	$240,802

Other comprehensive income, net of tax:
Foreign currency translation reclassification adjustment included in net income	2,266	—	2,266
Unrealized gains on marketable securities	256	—	256
Defined benefit pension and post-retirement plans:
Actuarial losses arising during period, net of tax of ($5), $5	(4,206)	4,206	—
Settlement loss, net of tax of $73, ($73)	277	(277)	—
Less: Amortization included in net periodic pension and post-retirement costs:
Actuarial losses, net of tax of $30, ($30)	6,681	(6,681)	—
Prior service costs, net of tax of $0	17	—	17

	6,698	(6,681)	17

Other comprehensive income	5,291	(2,752)	2,539

Comprehensive income	$243,966	$(625)	$243,341

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended October 2, 2011
	Originally Reported	Effect of Accounting Change	As Adjusted
	(in thousands)
Cash flows from operating activities:
Net income	$238,675	$2,127	$240,802
Less: Income from discontinued operations	1,545	158	1,703
Less: Gain on disposal of discontinued operations	24,371	—	24,371

Income from continuing operations	212,759	1,969	214,728
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	38,426	—	38,426
Amortization	37,547	(6,709)	30,838
Stock-based compensation	22,514	—	22,514
Provision for excess and obsolete inventory	10,756	—	10,756
Other	1,379	4,740	6,119
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	25,233	—	25,233
Inventories	(1,034)	—	(1,034)
Other assets	(13,553)	—	(13,553)
Deferred revenue and customer advances	(58,304)	—	(58,304)
Accounts payable and other accrued expenses	(47,483)	—	(47,483)
Retirement plan contributions	(6,393)	—	(6,393)
Accrued income taxes	(3,064)	—	(3,064)

Net cash provided by continuing operations	218,783	—	218,783
Net cash used for discontinued operations	(4,225)	—	(4,225)

Net cash provided by operating activities	214,558	—	214,558
Net cash provided by investing activities	492,033	—	492,033
Net cash used for financing activities	(9,165)	—	(9,165)

Increase in cash and cash equivalents	697,426	—	697,426
Cash and cash equivalents at beginning of period	397,737	—	397,737

Cash and cash equivalents at end of period	$1,095,163	$—	$1,095,163

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

E. Discontinued Operations

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the Systems Test Group segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the three and nine months ended October 2, 2011 were as follows:

	For the Three Months Ended October 2, 2011	For the Nine Months Ended October 2, 2011
	(in thousands)
Net revenues	$—	$9,086

Income from discontinued operations before income taxes	$—	$1,436
Gain from disposal of discontinued operations before income taxes	—	28,949
Income tax provision	—	4,311

Income from discontinued operations	$—	$26,074

F. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three and nine months ended September 30, 2012 and October 2, 2011. As defined in ASC 820-10, “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

Most of Teradyne’s fixed income securities are classified as Level 2, with the exception of U.S. Treasury securities and investments in equity and debt mutual funds, which are classified as Level 1, and contingent consideration, which is classified as Level 3. As of September 30, 2012, the majority of Level 2 securities were priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

During the nine months ended September 30, 2012 and October 2, 2011, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$194,724	$—	$—	$194,724
Cash equivalents	275,546	15,422	—	290,968
Available for sale securities:
U.S. Treasury securities	268,020	—	—	268,020
U.S. government agency securities	—	146,655	—	146,655
Corporate debt securities	—	47,490	—	47,490
Commercial paper	—	44,476	—	44,476
Equity and debt mutual funds	9,552	—	—	9,552
Certificates of deposit and time deposits	—	6,660	—	6,660
Non-U.S. government securities	278	—	—	278

Total	$748,120	$260,703	$—	$1,008,823

Liabilities
Contingent consideration	$—	$—	$16,513	$16,513
Derivatives	—	106	—	106

Total	$—	$106	$16,513	$16,619

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$470,270	$15,422	$—	$485,692
Marketable securities	198,289	146,561	—	344,850
Long-term marketable securities	79,561	98,720	—	178,281

	$748,120	$260,703	$—	$1,008,823

Liabilities
Contingent consideration	$—	$—	$16,513	$16,513
Other accrued liabilities	—	106	—	106

	$—	$106	$16,513	$16,619

	December 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$161,243	$—	$—	$161,243
Cash equivalents	396,329	16,164	—	412,493
Available for sale securities:
U.S. government agency securities	—	83,197	—	83,197
Corporate debt securities	—	44,829	—	44,829
Commercial paper	—	22,075	—	22,075
U.S. Treasury securities	14,180	—	—	14,180
Equity and debt mutual funds	8,237	—	—	8,237
Certificates of deposit and time deposits	—	8,117	—	8,117
Non-U.S. government securities	274	—	—	274

Total	$580,263	$174,382	$—	$754,645

Liabilities
Contingent consideration	$—	$—	$68,892	$68,892
Derivatives	—	314	—	314

Total	$—	$314	$68,892	$69,206

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$557,572	$16,164	$—	$573,736
Marketable securities	9,044	87,458	—	96,502
Long-term marketable securities	13,647	70,760	—	84,407

	$580,263	$174,382	$—	$754,645

Liabilities
Contingent consideration	$—	$—	$68,892	$68,892
Other accrued liabilities	—	314	—	314

	$—	$314	$68,892	$69,206

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

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instrument:

	September 30, 2012			Weighted Average
Liability	Fair Value	Valuation Technique	Unobservable Inputs
	(in thousands)
Contingent consideration	$16,513	Income approach—discounted cash flow	Discount rate for revenue earn-out	3.5%
			Discount rate for new product earn-out	3.5%

The following table represents changes in the fair value of Level 3 contingent consideration:

Contingent consideration
(in thousands)
Balance at December 31, 2011	$68,892
Fair value adjustment	(1,858)
Payment	(5,824)

Balance at April 1, 2012	61,210
Fair value adjustment	(6,548)

Balance at July 1, 2012	54,662
Payment	(38,149)

Balance at September 30, 2012	$16,513

On October 24, 2012 Teradyne paid $14.4 million of the contingent consideration.

For the nine months ended September 30, 2012 and October 2, 2011, proceeds from sales of available-for-sale marketable securities were $70.9 million and $627.4 million, respectively. The proceeds from the sales of marketable securities during the nine months ended October 2, 2011 were used to fund Teradyne’s acquisition of LitePoint.

During the three and nine months ended September 30, 2012, Teradyne recorded a net gain of $0.3 million and $0.9 million, respectively, from sales of marketable securities. During the three and nine months ended October 2, 2011, Teradyne recorded a net gain of $2.2 million from sales of marketable securities.

Realized losses from sales of marketable securities are included in interest expense and other. Realized gains from sales of marketable securities are included in interest income.

The carrying amounts and fair values of financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$485,692	$485,692	$573,736	$573,736
Marketable securities	523,131	523,131	180,909	180,909
Convertible debt(1)	166,268	499,225	156,098	485,925
Japan loan	5,151	5,151	6,431	6,431

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

The following tables summarize the composition of available for sale marketable securities at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$267,831	$190	$(1)	$268,020	$175
U.S. government agency securities	146,418	237	—	146,655	—
Corporate debt securities	44,858	2,689	(57)	47,490	872
Commercial paper	44,474	6	(4)	44,476	10,235
Equity and debt mutual funds	8,471	1,084	(3)	9,552	148
Certificates of deposit and time deposits	6,658	2	—	6,660	—
Non-U.S. government securities	278	—	—	278	—

	$518,988	$4,208	$(65)	$523,131	$11,430

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$344,777	$77	$(4)	$344,850	$10,235
Long-term marketable securities	174,211	4,131	(61)	178,281	1,195

	$518,988	$4,208	$(65)	$523,131	$11,430

	December 31, 2011
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$83,070	$152	$(25)	$83,197	$28,510
Corporate debt securities	43,077	1,893	(141)	44,829	17,033
Commercial paper	22,083	2	(10)	22,075	9,479
U.S. Treasury securities	14,141	39	—	14,180	—
Equity and debt mutual funds	7,876	477	(116)	8,237	3,749
Certificates of deposit and time deposits	8,122	—	(5)	8,117	5,800
Non-U.S. government securities	256	18	—	274	—

	$178,625	$2,581	$(297)	$180,909	$64,571

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$96,518	$24	$(40)	$96,502	$35,595
Long-term marketable securities	82,107	2,557	(257)	84,407	28,976

	$178,625	$2,581	$(297)	$180,909	$64,571

As of September 30, 2012, the fair market value of marketable securities with unrealized losses totaled $11.4 million. There were no unrealized losses greater than one year. As of December 31, 2011, the fair market value of marketable securities with unrealized losses totaled $64.6 million. Of this value, $2.4 million had unrealized losses greater than one year and $62.2 million had unrealized losses less than one year.

The contractual maturities of available-for-sale marketable securities as of September 30, 2012 were as follows:

	September 30, 2012
	Cost	Fair Market Value
Due within one year	$344,777	$344,850
Due after 1 year through 5 years	155,621	157,028
Due after 5 years through 10 years	2,819	3,025
Due after 10 years	15,771	18,228

Total	$518,988	$523,131

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $84.5 million and $85.4 million at September 30, 2012 and December 31, 2011, respectively.

The following table summarizes the fair value of derivative instruments at September 30, 2012 and December 31, 2011.

	Balance Sheet Location	September 30, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other accrued liabilities	$106	$314

		$106	$314

The following table summarizes the effect of derivative instruments in the statement of operations recognized during the three and nine months ended September 30, 2012 and October 2, 2011. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(1,197)	$(1,429)	$(677)	$(858)

		$(1,197)	$(1,429)	$(677)	$(858)

See Note G “Debt” regarding derivatives related to convertible senior notes.

G. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million. The loan has a term of 5 years and a fixed interest rate of 0.81%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At September 30, 2012, approximately $3.9 million of the outstanding loan principal is included in current debt and approximately $1.3 million is classified as long-term debt.

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

The Notes may be converted, at the option of the holder, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of Teradyne’s common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48, a 25% conversion premium based on the last reported sale price of $4.38 per share of Teradyne’s common stock on March 31, 2009. The conversion rate is subject to adjustment in certain circumstances including but not limited to Teradyne issuing a cash or stock dividend or effecting a stock split.

During the three months ended September 30, 2012, the following circumstance occurred that allows holders to convert their Notes at their option prior to December 15, 2013: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of November 9, 2012, no holders have exercised their option to convert their Notes into shares of common stock.

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

The Notes are classified as long-term debt in the balance sheet at September 30, 2012 and December 31, 2011. The tables below represent the components of Teradyne’s convertible senior notes:

	September 30, 2012	December 31, 2011
	(in thousands)
Debt principal	$190,000	$190,000
Unamortized debt discount	23,732	33,902

Net carrying amount of the convertible debt	$166,268	$156,098

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Contractual interest expense	$2,114	$2,114	$6,413	$6,460
Amortization of the discount component and debt issue fees	3,710	3,263	10,781	9,484

Total interest expense on the convertible debt	$5,824	$5,377	$17,194	$15,944

As of September 30, 2012, the unamortized discount was $23.7 million, which will be amortized over approximately 1.50 years, and the carrying amount of the equity component was $63.4 million. As of September 30, 2012, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $493.5 million.

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	September 30, 2012	December 31, 2011
	(in thousands)
Customer advances	$44,152	$70,001
Maintenance, training and extended warranty	50,208	33,953
Undelivered elements	7,200	7,939
Acceptance	—	318

Total deferred revenue and customer advances	$101,560	$112,211

I. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Balance at beginning of period	$11,047	$9,262	$8,154	$9,886
Accruals for warranties issued during the period	4,118	3,502	13,543	11,056
Adjustments related to pre-existing warranties	1,226	(491)	1,369	(2,563)
Settlements made during the period	(3,813)	(3,220)	(10,488)	(9,326)

Balance at end of period	$12,578	$9,053	$12,578	$9,053

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Balance at beginning of period	$20,754	$10,308	$12,742	$8,972
Deferral of new extended warranty revenue	8,733	1,324	21,015	5,123
Recognition of extended warranty deferred revenue	(2,007)	(2,194)	(6,277)	(4,657)

Balance at end of period	$27,480	$9,438	$27,480	$9,438

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

During the nine months ended September 30, 2012, Teradyne granted 1.7 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.73 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

During the nine months ended October 2, 2011, Teradyne granted 1.7 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.20 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.74.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Expected life (years)	3.50	4.00
Interest rate	0.4%	1.5%
Volatility-historical	56.0%	52.1%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted in the nine months ended September 30, 2012 and October 2, 2011 was $3.75 and $3.66, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Expected life (years)	0.5	0.5
Interest rate	0.11%	0.14%
Volatility-historical	42.7%	41.0%
Dividend yield	0.0%	0.0%

K. Goodwill and Intangible Assets

Goodwill

On October 5, 2011, Teradyne completed its acquisition of LitePoint Corporation (“LitePoint”) located in Sunnyvale, California. During the three months ended September 30, 2012, Teradyne recorded a decrease in goodwill by $3.4 million and recorded a $3.4 million income tax receivable.

The changes in the carrying amount of goodwill by reporting units are as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Total
	(in thousands)
Balance at December 31, 2010:
Goodwill	$260,540	$148,183	$—	$408,723
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	—	—
Activity during the year	—	—	352,778	352,778

Balance at December 31, 2011:
Goodwill	260,540	148,183	352,778	761,501
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	352,778	352,778
Activity during the year	—	—	(3,405)	(3,405)

Balance at September 30, 2012:
Goodwill	260,540	148,183	349,373	758,096
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	$—	$—	$349,373	$349,373

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$130,349	$227,806	6.3 years
Customer relationships and service and software maintenance contracts	144,971	58,905	86,066	8.0 years
Trade names and trademarks	33,840	10,024	23,816	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$200,278	$337,688	7.0 years

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,155	$91,391	$266,764	6.3 years
Customer relationships and service and software maintenance contracts	144,971	45,230	99,741	8.0 years
Trade names and trademarks	33,840	7,370	26,470	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,966	$144,991	$392,975	7.0 years

Aggregate intangible asset amortization expense was $18.4 million and $55.3 million, respectively, for the three and nine months ended September 30, 2012 and $6.8 million and $21.3 million, respectively, for the three and nine months ended October 2, 2011. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2012 (remainder)	$18,221
2013	72,459
2014	69,374
2015	52,351
2016	52,351

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands, except per share amounts)
Income from continuing operations	$88,641	$56,706	$233,592	$214,728
Income from discontinued operations	—	—	—	1,703
Gain on disposal of discontinued operations	—	—	—	24,371

Net income for basic net income per share	$88,641	$56,706	$233,592	$240,802

Weighted average common shares-basic	187,364	185,102	186,592	185,063
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible Note(1)	21,890	19,540	22,397	21,870
Convertible note hedge warrant shares(2)	16,765	13,475	17,474	16,737
Restricted stock units	1,423	3,377	1,413	3,942
Stock options	1,735	346	2,075	454
Employee stock purchase rights	33	52	52	75

Dilutive potential common shares	41,846	36,790	43,411	43,078

Weighted average common shares-diluted	229,210	221,892	230,003	228,141

Net income per common share-basic
Continuing operations	$0.47	$0.31	$1.25	$1.16
Discontinued operations	—	—	—	0.14

	$0.47	$0.31	$1.25	$1.30

Net income per common share-diluted
Continuing operations	$0.39	$0.26	$1.02	$0.94
Discontinued operations	—	—	—	0.12

	$0.39	$0.26	$1.02	$1.06

(1)	Incremental shares from assumed conversion of the convertible notes for the three and nine months ended September 30, 2012 and October 2, 2011 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.

(2)	Convertible note hedge warrant shares for the three and nine months ended September 30, 2012 and October 2, 2011 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended September 30, 2012 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares, and the computation of the three and nine months ended September 30, 2012 excludes the effect of the potential exercise of restricted stock units of 0.1 million and 0.4 million, because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 2, 2011 excludes the effect of the potential exercise of stock options to purchase approximately 0.5 million and 0.8 million shares and restricted stock units of 1.4 million and 0.5 million, respectively, because the effect would have been anti-dilutive.

With respect to Teradyne’s convertible debt, Teradyne intends to settle its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounts for its conversion spread using the treasury stock method.

M. Restructuring and Other, Net

Other

During the nine months ended September 30, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, Teradyne recorded an $8.4 million fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of September 30, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $16.0 million to $17.0 million. The decrease in the range from December 31, 2011 is due to $44.0 million of contingent consideration payments and the $8.4 million fair value decrease.

During the nine months ended October 2, 2011, Teradyne recorded $1.3 million of acquisition costs related to its LitePoint acquisition and a $0.7 million charge related to a non-U.S. pension settlement.

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across its Semiconductor Test and Systems Test Group segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.3 million is reflected in the other accrued liabilities and is expected to be paid over the next twelve months, which expires in 2013. Teradyne’s future lease commitments are net of expected sublease income of $0.2 million as of September 30, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	—	1,464	1,464
Cash payments	—	(175)	(175)

Balance at September 30, 2012	$—	$1,289	$1,289

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	286	—	286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at September 30, 2012	$—	$—	$—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(327)	—	(327)

Balance at September 30, 2012	$360	$—	$360

Balance at September 30, 2012	$360	$1,289	$1,649

During the nine months ended September 30, 2012, Teradyne recorded the following restructuring charges:

Q3 2012 Action:

•	$0.7 million of severance charges related to headcount reductions of 9 people, of which $0.5 million and 7 people were in Systems Test Group, $0.2 million and 2 people in Wireless Test.

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

Components of net periodic pension cost for all plans were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Service cost	$685	$656	$2,054	$2,092
Interest cost	4,111	4,380	12,333	13,164
Expected return on plan assets	(4,090)	(3,902)	(12,269)	(11,720)
Amortization of unrecognized prior service cost	58	155	174	466
Settlement loss	—	—	—	680
Actuarial loss	1,937	—	5,083	4,279

Total net periodic pension cost	$2,701	$1,289	$7,375	$8,961

In the nine months ended September 30, 2012, Teradyne contributed $2.6 million to its defined benefit pension plans.

During the three months ended September 30, 2012, Teradyne offered to certain U.S. employees the option to receive their vested pension benefit as a one-time lump sum payment. Approximately 2,000 former employees selected to receive a one-time lump sum payment. Total one-time lump sum payments are expected to be approximately $52.0 million, of which $39.5 million was paid in the three months ended September 30, 2012, and the remainder is expected to be paid before December 31, 2012.

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

Components of net periodic post-retirement cost were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Service cost	$17	$15	$50	$45
Interest cost	109	135	328	405
Amortization of unrecognized prior service benefit	(150)	(150)	(449)	(449)
Actuarial gain	—	—	(92)	(76)

Total net periodic post-retirement cost	$(24)	$—	$(163)	$(75)

O. Commitments and Contingencies

Purchase Commitments

As of September 30, 2012, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $217.6 million, of which $214.4 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Income Taxes

Teradyne’s effective tax rate for the three and nine months ended September 30, 2012 was 13.96% and 21.15%, respectively. Teradyne’s effective tax rate for the three and nine months ended October 2, 2011 was 3.01% and 6.56%, respectively. Teradyne’s effective tax rate is usually less than the 35 percent U.S. statutory tax rate primarily due to the geographic mix of income and profits earned by Teradyne’s international subsidiaries being taxed at rates lower than the U.S. statutory rate. The effective tax rate for the three and nine months ended September 30, 2012, and the related income tax expense included approximately $13 million of a deferred income tax benefit recorded in connection with Teradyne’s plan to repatriate unremitted earnings of its Japanese subsidiary. The effective tax rate for the three and nine months ended October 2, 2011, included the effect of a full valuation allowance on Teradyne’s deferred tax assets in the U.S. and Singapore.

Q. Segment Information

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2011. Segment information is as follows:

	Semiconductor Test	Systems Test Group	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 30, 2012:
Net revenues	$310,979	$33,844	$118,571	$—	$463,394
Income (loss) from continuing operations before income taxes(1)(2)	55,348	(2,642)	58,902	(8,583)	103,025
Three months ended October 2, 2011:
Net revenues	$241,394	$102,995	$—	$—	$344,389
Income (loss) from continuing operations before income taxes(1)(2)	37,244	25,563	—	(4,342)	58,465
Nine months ended September 30, 2012:
Net revenues	$943,625	$202,894	$261,827	$—	$1,408,346
Income (loss) from continuing operations before income taxes(1)(2)	181,594	30,964	97,729	(14,026)	296,261
Nine months ended October 2, 2011:
Net revenues	$903,740	$228,329	$—	$—	$1,132,069
Income (loss) from continuing operations before income taxes(1)(2)	205,144	39,877	—	(15,209)	229,812

(1)	Pension and post retirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) from continuing operations before income taxes for each of the segments are charges and credits for the three and nine months ended September 30, 2012 and October 2, 2011 that include restructuring and other, net, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$3,085	$4,202	$9,254	$10,144
Restructuring and other, net	(4)	137	315	2,307

Total	$3,081	$4,339	$9,569	$12,451

Included in the Systems Test Group segment are charges and credits for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$378	$211	$3,020	$612
Restructuring and other, net	451	—	451	(246)

Total	$829	$211	$3,471	$366

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Cost of revenues—inventory step-up	$—	$—	$6,089	$—
Cost of revenues—provision for excess and obsolete inventory	2,018	—	4,134	—
Restructuring and other, net	236	—	236	—

Total	$2,254	$—	$10,459	$—

Included in Corporate and Eliminations are charges and credits for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(in thousands)
Restructuring and other, net	$—	$1,328	$(8,406)	$1,096

Total	$—	$1,328	$(8,406)	$1,096

R. Stock Repurchase Program

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. In the three and nine months ended September 30, 2012, Teradyne did not repurchase any shares. In the three and nine months ended October 2, 2011, Teradyne repurchased 2.0 million shares of common stock for $23.9 million at an average price of $12.06. Cumulatively, as of September 30, 2012, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

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

We believe our acquisitions of Nextest, Eagle Test and LitePoint, and our entry into the storage test market have enhanced our opportunities for growth. We will continue to invest in our businesses to expand further our addressable markets while tightly managing our costs.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except as noted below, there have been no significant changes during the nine months ended September 30, 2012 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Percentage of total net revenues:
Net revenues:
Products	85%	80%	86%	82%
Services	15	20	14	18

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	37	40	39	40
Cost of services	7	10	7	9

Total cost of revenues	44	51	46	49

Gross profit	56	49	54	51
Operating expenses:
Engineering and development	14	13	13	12
Selling and administrative	15	16	15	15
Acquired intangible asset amortization	4	2	4	2
Restructuring and other, net	—	—	(1)	—

Total operating expenses	33	32	32	30

Income from operations	23	18	22	21
Interest income	—	1	—	1
Interest expense and other	(1)	(2)	(1)	(2)

Income from continuing operations before income taxes	22	17	21	20
Income tax provision	3	1	4	1

Income from continuing operations	19	16	17	19
Income from discontinued operations before income taxes	—	—	—	—
Income tax benefit	—	—	—	—

Income from discontinued operations	—	—	—	—
Gain on disposal of discontinued operations	—	—	—	2

Net income	19%	16%	17%	21%

Results of Operations

Third Quarter 2012 Compared to Third Quarter 2011

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	September 30, 2012	October 2, 2011
Semiconductor Test	0.5	0.8
Systems Test Group	0.7	0.4
Wireless Test	0.4	—
Total Company	0.5	0.7

Revenues

Net revenues by reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Semiconductor Test	$311.0	$241.4	$69.6
Systems Test Group	33.8	103.0	(69.2)
Wireless Test	118.6	—	118.6

	$463.4	$344.4	$119.0

The increase of $69.6 million or 29% in Semiconductor Test revenues was due to an increase in System-on-a-Chip product revenue partially offset by a decrease in memory product revenue. The decrease in Systems Test Group revenue of $69.2 million or 67% was primarily due to a decrease in sales of Storage Test systems. The acquisition of LitePoint, which is our Wireless Test segment, completed in October of 2011, added $118.6 million of revenue in the three months ended September 30, 2012.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	September 30, 2012	October 2, 2011
China	29%	13%
Korea	19	8
Taiwan	17	10
United States	12	16
Japan	7	12
Europe	5	7
Malaysia	3	11
Singapore	3	8
Philippines	3	6
Thailand	1	8
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	September 30, 2012	October 2, 2011
	(in millions)
Gross Profit	$260.2	$170.4	$89.8
Percent of Total Revenue	56.2%	49.5%	6.7

Gross profit as a percent of revenue increased by 6.7 percentage points primarily due to the addition of LitePoint, which had its highest quarterly revenue in its history.

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

During the three months ended September 30, 2012, we recorded an inventory provision of $5.5 million included in cost of revenues, due to the following factors:

•	A $3.1 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•	A $2.0 million inventory write-down as a result of product transition in Wireless Test.

•	The remainder of the charge of $0.4 million reflects downward revisions to previously forecasted demand levels in Systems Test Group.

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

During the three months ended September 30, 2012 and October 2, 2011, we scrapped $1.1 million and $4.2 million of inventory, respectively. During the three months ended September 30, 2012 and October 2, 2011, we sold $0.7 million and 1.5 million, respectively, of previously written-down or written-off inventory. As of September 30, 2012, we had inventory related reserves for amounts which had been written-down or written-off totaling $132.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Engineering and Development	$63.1	$45.9	$17.2
Percent of Total Revenue	13.6%	13.3%

The increase of $17.2 million in engineering and development expenses is due primarily to additional costs of $9.6 million related to LitePoint which was acquired in October 2011 and increased spending on engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Selling and Administrative	$69.9	$54.8	$15.1
Percent of Total Revenue	15.1%	15.9%

The increase of $15.1 million in selling and administrative expenses is due primarily to additional costs of $13.2 million related to LitePoint.

Restructuring and Other, Net

Other

As of September 30, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $16.0 million to $17.0 million. The decrease in the range from July 1, 2012 is due to the $38.1 million contingent consideration payment during the three months ended September 30, 2012.

During the three months ended October 2, 2011, we recorded $1.3 million of acquisition costs.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across all segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.3 million is reflected in the other accrued liabilities and is expected to be paid over the next twelve months, which expires in 2013. Our future lease commitments are net of expected sublease income of $0.2 million as of September 30, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	—	1,464	1,464
Cash payments	—	(175)	(175)

Balance at September 30, 2012	$—	$1,289	$1,289

2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	286	—	286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at September 30, 2012	$—	$—	$—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(327)	—	(327)

Balance at September 30, 2012	$360	$—	$360

Balance at September 30, 2012	$360	$1,289	$1,649

During the three months ended September 30, 2012, we recorded the following restructuring charges:

Q3 2012 Action:

•	$0.7 million of severance charges related to headcount reductions of 9 people, of which $0.5 million and 7 people were in Systems Test Group, $0.2 million and 2 people were in Wireless Test.

During the three months ended October 2, 2011, we did not record any restructuring charges.

Interest and Other

Interest income decreased by $2.0 million from the three months ended October 2, 2011 to the three months ended September 30, 2012, due to a decrease in marketable securities as a result of the LitePoint acquisition.

Income Taxes

For the three months ended September 30, 2012, we recorded a tax provision of $14.4 million which consisted of foreign taxes and U.S. deferred tax provision. The tax provision of $14.4 million is net of a deferred income tax benefit of approximately $13 million recorded in connection with our plan to repatriate unremitted earnings of our Japanese subsidiary. For the three months ended October 2, 2011, we recorded a tax provision of $1.8 million, which consisted primarily of foreign taxes.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At September 30, 2012, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Nine Months of 2012 Compared to Nine Months of 2011

Revenues

Net revenues by reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Semiconductor Test	$943.6	$903.8	$39.8
Systems Test Group	202.9	228.3	(25.4)
Wireless Test	261.8	—	261.8

	$1,408.3	$1,132.1	$276.2

The increase of $39.8 million or 4% in Semiconductor Test revenue was primarily due to an increase in System-on-a-Chip product revenue, partially offset by a decrease in memory product revenue. The decrease in Systems Test Group revenue of $25.4 million or 11% was primarily due to a decrease in sales of Storage Test systems. The acquisition of LitePoint, which is our Wireless Test segment, completed in October of 2011, added $261.8 million of revenue in the nine months ended September 30, 2012.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
China	23%	11%
Taiwan	18	12
Korea	15	12
United States	12	15
Philippines	6	10
Japan	6	8
Thailand	5	7
Europe	5	7
Malaysia	4	11
Singapore	4	6
Rest of World	2	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	September 30, 2012	October 2, 2011
	(in millions)
Gross Profit	$760.6	$577.9	$182.7
Percent of Total Revenue	54.0%	51.1%	2.9

Gross profit as a percent of revenue increased by 2.9 percentage points a result of an increase of 5.0 points related to the addition of LitePoint, which had its highest nine month revenue in its history, partially offset by a decrease of 1.5 points due to System-on-a-Chip product mix.

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

During the nine months ended September 30, 2012, we recorded an inventory provision of $16.4 million included in cost of revenues, due to the following factors:

•	A $5.7 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•	A decline in demand versus previously forecasted demand levels for a prior generation Nextest Magnum resulted in an inventory provision of $3.2 million.

•	A $2.0 million inventory write-down as a result of product transition in Wireless Test.

•

The remainder of the charge of $5.5 million primarily reflects downward revisions to previously forecasted demand levels, of which $3.0 million was related to Systems Test Group, $2.1 million was related to Wireless Test and $0.4 million was related to Semiconductor Test.

During the nine months ended October 2, 2011, we recorded an inventory provision of $10.8 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $10.8 million of total excess and obsolete provisions recorded, $10.2 million was related to Semiconductor Test and $0.6 million was related to Systems Test Group.

During the nine months ended September 30, 2012 and October 2, 2011, we scrapped $8.0 million and $6.8 million of inventory, respectively. During the nine months ended September 30, 2012 and October 2, 2011, we sold $3.2 million and $5.2 million, respectively, of previously written-down or written-off inventory. As of September 30, 2012, we had inventory related reserves for amounts which had been written-down or written-off totaling $132.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Engineering and Development	$189.7	$141.4	$48.3
Percent of Total Revenue	13.5%	12.5%

The increase of $48.3 million in engineering and development expenses is due primarily to additional costs of $27.8 million related to LitePoint which was acquired in October 2011 and increased spending on engineering projects.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 30, 2012	October 2, 2011
	(in millions)
Selling and Administrative	$211.1	$170.4	$40.7
Percent of Total Revenue	15.0%	15.1%

The increase of $40.7 million in selling and administrative expenses is due primarily to additional costs of $36.2 million related to LitePoint.

Restructuring and Other, Net

Other

During the nine months ended September 30, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded an $8.4 million of fair value adjustment to decrease the LitePoint acquisition contingent consideration. As of September 30, 2012, the estimated undiscounted range of outcomes for the contingent consideration is $16.0 million to $17.0 million. The decrease in the range from December 31, 2011 is due to $44.0 million of contingent consideration payments and the $8.4 million fair value decrease.

During the nine months ended October 2, 2011, we recorded $1.3 million of acquisition costs related to our LitePoint acquisition, and $0.7 million charge related to a non-U.S. pension settlement.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across our Semiconductor Test and Systems Test Group segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for lease payments on vacated facilities of $1.3 million is reflected in the other accrued liabilities and is expected to be paid over the next twelve months, which expires in 2013. Our future lease commitments are net of expected sublease income of $0.2 million as of September 30, 2012. The table below represents activity related to these actions.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(189)	(189)

Balance at April 1, 2012	—	1,673	1,673
Cash payments	—	(209)	(209)

Balance at July 1, 2012	—	1,464	1,464
Cash payments	—	(175)	(175)

Balance at September 30, 2012	$—	$1,289	$1,289

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at April 1, 2012	$—	$—	$—

Q2 2011 Activity:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at April 1, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286

Balance at July 1, 2012	286	—	286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at September 30, 2012	$—	$—	—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(327)	—	(327)

Balance at September 30, 2012	$360	$—	$360

Balance at September 30, 2012	$360	$1,289	$1,649

During the nine months ended September 30, 2012, we recorded the following restructuring charges:

Q3 2012 Action:

•	$0.7 million of severance charges related to headcount reductions of 9 people, of which $0.5 million and 7 people were in Systems Test Group and $0.2 million and 2 people in Wireless Test.

Interest and Other

Interest income decreased by $2.9 million from the nine months ended October 2, 2011 to the nine months ended September 30, 2012, due to a decrease in marketable securities due to the LitePoint acquisition. Interest expense and other increased by $1.0 million from the nine months ended October 2, 2011 to the nine months ended September 30, 2012, due primarily to an increase in interest expense related to our convertible note.

Income Taxes

For the nine months ended September 30, 2012, we recorded a tax provision of $62.7 million, from continuing operations, which consisted of foreign taxes and U.S. deferred tax provision. The tax provision of $62.7 million is net of a deferred income tax benefit of approximately $13 million recorded in connection with our plan to repatriate unremitted earnings of our Japanese subsidiary. For the nine months ended October 2, 2011, we recorded a tax provision of $15.1 million from continuing operations, which consisted primarily of foreign taxes.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At September 30, 2012, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations as of September 30, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Long-Term Debt Obligations(1)	$195,151	$3,863	$191,288	$—	$—	$—
Interest on Debt	12,938	8,631	4,307	—	—	—
Contingent Acquisition Payments	16,513	16,513	—	—	—	—
Operating Lease Obligations	51,393	13,689	19,560	9,837	8,307	—
Purchase Obligations	217,622	214,429	3,193	—	—	—
Retirement Plan Contributions	51,680	5,265	10,609	11,271	24,535	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(2)	80,735	—	30,592	—	—	50,143

Total	$626,032	$262,390	$259,549	$21,108	$32,842	$50,143

(1)	Long-Term Debt Obligations include current maturities.
(2)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $254.2 million in the nine months ended September 30, 2012, to $1.0 billion. Cash activity for the nine months ended September 30, 2012 and October 2, 2011 was as follows:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non-cash items	$387.6	$323.4
Change in operating assets and liabilities, net of businesses sold	(25.4)	(104.6)
Cash used for discontinued operations	—	(4.2)

Total cash provided by operating activities	362.2	214.6

Cash (used for) provided by investing activities from continuing operations	(430.6)	452.9
Cash provided by investing activities from discontinued operations	—	39.1

Total cash (used for) provided by investing activities	(430.6)	492.0

Total cash used for financing activities	(19.7)	(9.2)

(Decrease) Increase in cash and cash equivalents	$(88.0)	$697.4

In the nine months ended September 30, 2012, changes in operating assets and liabilities, net of businesses sold, used cash of $25.4 million. This was due to a $43.8 million increase in operating assets, partially offset by an $18.4 million increase in operating liabilities.

The increase in operating assets was due to a $76.1 million increase in accounts receivable due to higher sales volume, partially offset by a $25.1 million decrease in inventories, and a $7.3 million decrease in other assets mainly due to a decrease in prepayments.

The increase in operating liabilities was due to a $50.3 million increase in accrued income taxes, a $4.3 million increase in accounts payable due to increased sales volume, and a $0.8 million increase in other accrued liabilities, partially offset by a $22.7 million decrease in accrued employee compensation due primarily to variable compensation payments, a $10.7 million decrease in customer advance payments and deferred revenue and $3.7 million of retirement plan contributions.

Investing activities during the nine months ended September 30, 2012 used cash of $430.6 million, due to $513.0 million used for purchases of marketable securities and $91.1 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $70.9 million and $102.6 million, respectively.

Financing activities during the nine months ended September 30, 2012 used cash of $19.7 million, $17.9 million was from the issuance of common stock under stock option and stock purchase plans, and $7.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $44.0 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.2 million of cash used for a payment on long-term debt.

In the nine months ended October 2, 2011, changes in operating assets and liabilities, net of businesses sold, used cash of $104.6 million. This was due to a $10.6 million decrease in operating assets and a $115.2 million decrease in operating liabilities.

The increase in operating assets was due to a $25.2 million decrease in accounts receivable resulting from increased collections, partially offset by $13.6 million increase in prepayments due primarily to supplier prepayments and a $1.0 million increase in inventories. The decrease in operating liabilities was due to a $53.3. million decrease in customer advance payments due to shipments of systems prepaid by customers, a $43.9 million decrease in accrued employee compensation due primarily to variable compensation payments, $6.4 million of retirement plan contributions, and a $5.0 million decrease in deferred revenue, a $3.4 million decrease in accounts payable due to decreased sales volume, and $3.1 million decrease in accrued income taxes.

Investing activities during the nine months ended October 2, 2011 provided cash of $452.9 million, due to $593.3 million used for purchases of marketable securities and $66.6 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $627.4 million and $485.4 million, respectively.

Financing activities during the nine months ended October 2, 2011 used cash of $9.2 million, due to repurchase of 2.0 million shares of common stock for $23.9 million at an average price of $12.06 per share, $2.5 million for payment on long-term debt, partially offset by $17.2 million from the issuance of common stock under stock option and stock purchase plans.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $300 million of cash outside the U.S. that if repatriated would incur additional taxes. Inflation has not had a significant long-term impact on earnings.

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

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 29, 2012. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2011.

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

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of September 30, 2012, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 30, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 2, 2012 – July 29, 2012	—	$—	—	$168,825
July 30, 2012 – August 26, 2012	—	$—	—	$168,825
August 27, 2012 – September 30, 2012	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the minimum withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the withholding amount due.

The following table includes information with respect to our common stock shares withheld to satisfy withholding tax obligations during the three months ended September 30, 2012 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 2, 2012 – July 29, 2012	2	$14.01	—	—
July 30, 2012 – August 26, 2012	4	$15.41	—	—
August 27, 2012 – September 30, 2012	2	$15.63	—	—

	8	$15.15	—	—

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

November 9, 2012