Form 10-Q
period 2013-03-31
TERADYNE, INC
filed 2013-05-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 3, 2013 was 190,641,051 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$305,219	$338,920
Marketable securities	404,781	431,516
Accounts receivable, less allowance for doubtful accounts of $4,180 and $4,118 at March 31, 2013 and December 31, 2012, respectively	166,614	153,423
Inventories:
Parts	85,502	89,598
Assemblies in process	29,208	32,303
Finished goods	34,348	17,509

	149,058	139,410
Deferred tax assets	83,869	77,305
Prepayments and other current assets	97,909	95,487

Total current assets	1,207,450	1,236,061
Net property, plant and equipment	264,043	265,782
Marketable securities	246,253	235,872
Other assets	18,583	20,209
Retirement plans assets	3,106	3,282
Intangible assets, net	300,831	318,867
Goodwill	349,272	349,272

Total assets	$2,389,538	$2,429,345

LIABILITIES
Current liabilities:
Accounts payable	$59,100	$58,324
Accrued employees’ compensation and withholdings	54,555	86,264
Deferred revenue and customer advances	71,816	81,357
Other accrued liabilities	51,918	57,249
Accrued income taxes	3,221	12,306
Current debt	176,835	2,328

Total current liabilities	417,445	297,828
Long-term deferred revenue and customer advances	15,622	16,227
Retirement plans liabilities	94,592	94,373
Deferred tax liabilities	50,201	50,201
Long-term other accrued liabilities	20,413	21,302
Long-term debt	—	171,059

Total liabilities	598,273	650,990

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 190,422 shares and 187,908 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	23,803	23,488
Additional paid-in capital	1,353,789	1,347,762
Accumulated other comprehensive income	5,799	5,820
Retained earnings	407,874	401,285

Total shareholders’ equity	1,791,265	1,778,355

Total liabilities and shareholders’ equity	$2,389,538	$2,429,345

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands except per share amounts)
Net revenues:
Products	$214,300	$330,891
Services	66,067	65,777

Total net revenues	280,367	396,668
Cost of revenues:
Cost of products	96,793	174,001
Cost of services	30,157	31,741

Total cost of revenues	126,950	205,742

Gross profit	153,417	190,926
Operating expenses:
Engineering and development	62,751	61,279
Selling and administrative	67,890	66,633
Acquired intangible assets amortization	18,036	18,429
Restructuring and other	332	(1,825)

Total operating expenses	149,009	144,516

Income from operations	4,408	46,410
Interest income	1,072	893
Interest expense and other	(6,906)	(6,059)

(Loss) income before income taxes	(1,426)	41,244
Income tax (benefit) provision	(8,015)	7,680

Net income	$6,589	$33,564

Net income per common share:
Basic	$0.03	$0.18

Diluted	$0.03	$0.15

Weighted average common share—basic	189,686	185,838

Weighted average common share—diluted	234,757	231,153

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Net income	$6,589	$33,564

Other comprehensive (loss) income:
Available-for-sale marketable securities:
Net unrealized gains on marketable securities arising during period	363	744
Less: Reclassification adjustment for net gains included in net income	(275)	(466)

Net change	88	278
Defined benefit pension and postretirement plans:
Amortization of prior service benefit included in net periodic pension and postretirement cost	(109)	(92)

Other comprehensive (loss) income	(21)	186

Comprehensive income	$6,568	$33,750

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$6,589	$33,564
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Depreciation	14,115	12,288
Amortization	21,884	21,815
Stock-based compensation	9,023	10,766
Provision for excess and obsolete inventory	3,800	1,574
Deferred taxes	(6,183)	7,699
Non cash charge for the sale of inventories revalued at the date of acquisition	—	4,871
Contingent consideration adjustment	—	(1,825)
Other	131	(487)
Changes in operating assets and liabilities:
Accounts receivable	(13,191)	(92,217)
Inventories	(4,040)	23,636
Prepayments and other assets	(1,070)	1,885
Accounts payable and other accrued expenses	(47,258)	(9,259)
Deferred revenue and customer advances	(10,146)	(1,704)
Retirement plans contributions	(1,063)	(1,061)
Accrued income taxes	(9,085)	(376)

Net cash (used for) provided by operating activities	(36,494)	11,169
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,547)	(27,074)
Purchases of marketable securities	(124,514)	(80,095)
Proceeds from maturities of marketable securities	119,552	46,549
Proceeds from sales of marketable securities	21,694	6,256

Net cash used for investing activities	(5,815)	(54,364)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	8,921	9,925
Payments of long-term debt	—	(1,246)
Payments of contingent consideration	(313)	(5,824)

Net cash provided by financing activities	8,608	2,855

Decrease in cash and cash equivalents	(33,701)	(40,340)
Cash and cash equivalents at beginning of period	338,920	573,736

Cash and cash equivalents at end of period	$305,219	$533,396

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. The Company

Teradyne, Inc. (the “Company” or “Teradyne”) is a leading global supplier of automatic test equipment. Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems; and

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “Systems Test”).

B. Accounting Policies

Basis of Presentation

The condensed consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2012 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Security and Exchange Commission (“SEC”) on March 1, 2013, for the year ended December 31, 2012.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. Teradyne adopted this ASU effective January 1, 2013. See Note D “Financial Instruments and Derivatives.”

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” amending the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. Teradyne adopted this amendment effective January 1, 2013. See Note I “Accumulated Other Comprehensive Income.”

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three months ended March 31, 2013 and April 1, 2012. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

There were no realized losses recorded in the three months ended March 31, 2013 and April 1, 2012. Realized gains recorded in the three months ended March 31, 2013 and April 1, 2012 were $0.3 million and $0.3 million, respectively. Realized gains are included in interest income.

During the three months ended March 31, 2013 and April 1, 2012, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$118,176	$—	$—	$118,176
Cash equivalents	179,798	7,245	—	187,043
Available-for-sale securities:
U.S. Treasury securities	315,107	—	—	315,107
U.S. government agency securities	—	211,341	—	211,341
Commercial paper	—	65,349	—	65,349
Corporate debt securities	—	47,704	—	47,704
Equity and debt mutual funds	11,189	—	—	11,189
Certificates of deposit and time deposits	—	259	—	259
Non-U.S. government securities	—	85	—	85

Total	$624,270	$331,983	$—	$956,253

Liabilities
Contingent consideration	$—	$—	$75	$75
Derivatives	—	475	—	475

Total	$—	$475	$75	$550

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$297,974	$7,245	$—	$305,219
Marketable securities	232,452	172,329	—	404,781
Long-term marketable securities	93,844	152,409	—	246,253

	$624,270	$331,983	$—	$956,253

Liabilities
Other accrued liabilities	$—	$475	$75	$550

	$—	$475	$75	$550

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$139,354	$—	$—	$139,354
Cash equivalents	183,039	16,527	—	199,566
Available-for-sale securities:
U.S. Treasury securities	312,116	—	—	312,116
U.S. government agency securities	—	217,655	—	217,655
Commercial paper	—	70,434	—	70,434
Corporate debt securities	—	55,755	—	55,755
Equity and debt mutual funds	9,717	—	—	9,717
Certificates of deposit and time deposits	—	1,627	—	1,627
Non-U.S. government securities	—	84	—	84

Total	644,226	362,082	—	1,006,308
Derivatives	—	121	—	121

Total	$644,226	$362,203	$—	$1,006,429

Liabilities
Contingent consideration	$—	$—	$388	$388

Total	$—	$—	$388	$388

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$322,393	$16,527	$—	$338,920
Marketable securities	239,192	192,324	—	431,516
Long-term marketable securities	82,641	153,231	—	235,872
Prepayments and other current assets	—	121	—	121

	$644,226	$362,203	$—	$1,006,429

Liabilities
Other accrued liabilities	$—	$—	$388	$388

	$—	$—	$388	$388

Changes in the fair value of Level 3 contingent consideration for the three months ended March 31, 2013 were as follows:

Contingent consideration
(in thousands)
Balance at December 31, 2012	$388
Payments	(313)

Balance at March 31, 2013	$75

The carrying amounts and fair values of financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$305,219	$305,219	$338,920	$338,920
Marketable securities	651,034	651,034	667,388	667,388
Convertible debt(1)	173,648	564,294	169,896	589,000
Japan loan	3,187	3,187	3,491	3,491

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$314,902	$231	$(26)	$315,107	$2,827
U.S. government agency securities	211,108	235	(2)	211,341	8,013
Commercial paper	65,341	13	(5)	65,349	15,484
Corporate debt securities	45,867	1,937	(100)	47,704	16,307
Equity and debt mutual funds	9,626	1,577	(14)	11,189	726
Certificates of deposit and time deposits	259	—	—	259	—
Non-U.S. government securities	85	—	—	85	—

	$647,188	$3,993	$(147)	$651,034	$43,357

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$404,576	$212	$(7)	$404,781	$23,651
Long-term marketable securities	242,612	3,781	(140)	246,253	19,706

	$647,l88	$3,993	$(147)	$651,034	$43,357

	December 31, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$311,915	$216	$(15)	$312,116	$1,018
U.S. government agency securities	217,396	262	(3)	$217,655	9,018
Commercial paper	70,431	9	(6)	70,434	25,209
Corporate debt securities	53,405	2,414	(64)	55,755	23,255
Equity and debt mutual funds	8,767	961	(11)	9,717	600
Certificates of deposit and time deposits	1,627	—	—	1,627	—
Non-U.S. government securities	84	—	—	84	—

	$663,625	$3,862	$(99)	$667,388	$59,100

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$431,324	$203	$(11)	$431,516	$41,110
Long-term marketable securities	232,301	3,659	(88)	235,872	17,990

	$663,625	$3,862	$(99)	$667,388	$59,100

As of March 31, 2013, the fair market value of marketable securities with unrealized losses totaled $43.4 million. Of this value, $0.3 million had unrealized losses greater than one year and $43.1 million had unrealized losses less than one year. As of December 31, 2012, the fair market value of marketable securities with unrealized losses totaled $59.1 million. There were no unrealized losses greater than one year.

The contractual maturities of available-for-sale marketable securities at March 31, 2013 were as follows:

	March 31, 2013
	Cost	Fair Market Value
	(in thousands)
Due within one year	$404,576	$404,781
Due after 1 year through 5 years	221,440	223,236
Due after 5 years through 10 years	2,684	2,895
Due after 10 years	18,488	20,122

Total	$647,188	$651,034

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $69.0 million and $64.1 million at March 31, 2013 and December 31, 2012, respectively.

The following table summarizes the fair value of derivative instruments at March 31, 2013 and December 31, 2012.

	Balance Sheet Location	March 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$—	$121
Foreign exchange contracts	Other accrued liabilities	475	—

		$475	$121

Teradyne had no offsetting foreign exchange contracts at March 31, 2013 and December 31, 2012.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three months ended March 31, 2013 and April 1, 2012. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.

	Location of Gains Recognized in Statement of Operations	For the Three Months Ended
		March 31, 2013	April 1, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$2,248	$2,880

		$2,248	$2,880

See Note E “Debt” regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At March 31, 2013, the outstanding loan principal of approximately $3.2 million is included in current debt.

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

During the three months ended March 31, 2013, the following circumstance occurred that allows holders to convert their Notes at their option prior to December 15, 2013: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of May 10, 2013, one holder exercised the option to convert two thousand dollars worth of Notes.

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

The Notes are classified as current debt in the balance sheet at March 31, 2013. The tables below represent the components of Teradyne’s convertible senior notes:

	March 31, 2013	December 31, 2012
	(in thousands)
Debt principal	$189,998	$190,000
Unamortized debt discount	16,350	20,104

Net carrying amount of the convertible debt	$173,648	$169,896

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Contractual interest expense	$2,137	$2,161
Amortization of the discount component and debt issue fees	3,957	3,479

Total interest expense on the convertible debt	$6,094	$5,640

As of March 31, 2013, the unamortized discount was $16.4 million, which will be amortized over the next twelve months, and the carrying amount of the equity component was $63.4 million. As of March 31, 2013, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $562.9 million.

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short- and long-term deferred revenue and customer advances.

	March 31, 2013	December 31, 2012
	(in thousands)
Customer advances	$29,951	$39,613
Maintenance, training and extended warranty	50,021	51,198
Undelivered elements	7,466	6,773

Total deferred revenue and customer advances	$87,438	$97,584

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Balance at beginning of period	$9,786	$8,153
Accruals for warranties issued during the period	1,423	3,776
Adjustments related to pre-existing warranties	(929)	(260)
Settlements made during the period	(3,205)	(2,947)

Balance at end of period	$7,075	$8,722

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in deferred revenue and customer advances and long-term other accrued liabilities.

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Balance at beginning of period	$26,987	$12,742
Deferral of new extended warranty revenue	3,471	2,347
Recognition of extended warranty deferred revenue	(1,859)	(2,162)

Balance at end of period	$28,599	$12,927

H. Stock-Based Compensation

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

During the three months ended March 31, 2013, Teradyne granted 1.8 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.57 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

During the three months ended April 1, 2012, Teradyne granted 1.5 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.88 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Expected life (years)	4.0	3.5
Interest rate	0.6%	0.4%
Volatility-historical	46.8%	56.0%
Dividend yield	0.0%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

Effective January 1, 2013, the price paid by employees for Teradyne’s common stock purchased through the employee stock purchase plan is equal to 85% of the stock price on the last business day of the purchase period.

During 2012, the price paid by employees for Teradyne’s common stock purchased through the employee stock purchase plan was equal to 85% of the lower of the stock price on the first or last business day of the purchase period.

The weighted-average fair value of employee stock purchase rights granted in the three months ended April 1, 2012 was $4.09. The fair value of the employees’ purchase rights granted in the three months ended April 1, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Three Months Ended April 1, 2012
Expected life (years)	0.5
Interest rate	0.06%
Volatility-historical	52.6%
Dividend yield	0.0%

I. Accumulated Other Comprehensive Income

At March 31, 2013 and December 31, 2012, the accumulated other comprehensive income balances were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Retirement plans prior service benefit, net of tax of $(125) and $(125)	$2,786	$2,895
Unrealized gains on marketable securities, net of tax of $835 and $835	3,013	2,925

Total accumulated other comprehensive income	$5,799	$5,820

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three months ended March 31, 2013 and April 1, 2012, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 31, 2013	April 1, 2012
	(in thousands)
Available-for-Sale Marketable Securities
Unrealized gains	$275	$466	Interest income

	$275	$466	Net income
Amortization of Defined Benefit Pension and Postretirement Plans
Prior service benefit	$109	$92	(a)

	$109	$92	(a)

Total Reclassifications	$384	$558	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension and postretirement benefit costs; see Note M “Retirement Plans.”

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets on the balance sheet:

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$357,555	$155,720	$201,835	6.3 years
Customer relationships and service and software maintenance contracts	144,971	68,022	76,949	8.0 years
Trade names and trademarks	33,840	11,793	22,047	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,366	$236,535	$300,831	7.0 years

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$357,555	$143,126	$214,429	6.3 years
Customer relationships and service and software maintenance contracts	144,971	63,464	81,507	8.0 years
Trade names and trademarks	33,840	10,909	22,931	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,366	$218,499	$318,867	7.0 years

Aggregate intangible asset amortization expense was $18.0 million and $18.4 million, respectively, for the three months ended March 31, 2013 and April 1, 2012. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2013 (remainder)	$54,096
2014	69,102
2015	52,351
2016	52,351
2017	46,193

K. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands except per share amounts)
Net income for basic net income per share	$6,589	$33,564

Weighted average common shares-basic	189,686	185,838

Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible Note(1)	23,386	23,000
Convertible note hedge warrant shares(2)	18,859	18,319
Restricted stock units	1,123	1,647
Stock options	1,676	2,325
Employee stock purchase rights	27	24

Dilutive potential common shares	45,071	45,315

Weighted average common shares-diluted	234,757	231,153

Net income per common share-basic	$0.03	$0.18

Net income per common share-diluted	$0.03	$0.15

(1)	Incremental shares from assumed conversion of the convertible notes for the three months ended March 31, 2013 and April 1, 2012 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three months ended March 31, 2013 and April 1, 2012 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended March 31, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

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

L. Restructuring and Other

Other

During the three months ended April 1, 2012, Teradyne recorded a $1.9 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across its Semiconductor Test and Systems Test segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for severance and benefits of $0.2 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by October 2013. The remaining accrual for lease payments on vacated facilities of $0.8 million is reflected in the other accrued liabilities and is expected to be paid by October 2013. As of March 31, 2013, Teradyne subleased approximately 20% of its unoccupied space.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2012 Activities
Balance at December 31, 2011	$325	$1,862	$2,187
Cash payments	(325)	(778)	(1,103)

Balance at December 31, 2012	—	1,084	1,084
Change in estimate	—	(105)	(105)
Cash payments	—	(183)	(183)

Balance at March 31, 2013	$—	$796	$796

2012 Activities
Q2 2012 Activity:
Provision	$286	$—	$286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at December 31, 2012	$—	$—	$—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(444)	—	(444)

Balance at December 31, 2012	243	—	243
Cash payments	(243)	—	(243)

Balance at March 31, 2013	$—	$—	$—

2013 Activities
Q1 2013 Activity:
Provision	$437	$—	$437
Cash payments	(194)	—	(194)

Balance at March 31, 2013	$243	$—	$243

Balance at March 31, 2013	$243	$796	$1,039

During the three months ended March 31, 2013, Teradyne recorded a $0.4 million of severance charges related to headcount reductions of 2 people in Systems Test and 2 people in Semiconductor Test.

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

Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Service cost	$834	$722
Interest cost	3,294	4,083
Expected return on plan assets	(3,630)	(4,087)
Amortization of unrecognized prior service cost	41	58
Settlement loss	76	—

Total net periodic pension cost	$615	$776

In the three months ended March 31, 2013, Teradyne contributed $0.4 million to the U.S. supplemental executive defined benefit pension plan and $0.3 million to certain qualified plans for non-U.S. subsidiaries.

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

Teradyne’s net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended
	March 31, 2013	April, 2012
	(in thousands)
Service cost	$16	$19
Interest cost	87	110
Amortization of unrecognized prior service benefit	(150)	(150)

Total net periodic postretirement benefit	$(47)	$(21)

N. Commitments and Contingencies

Purchase Commitments

As of March 31, 2013, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $192.6 million, of which $190.2 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

O. Income Taxes

The income tax benefit of $8.0 million for the three months ended March 31, 2013, included approximately a $6.7 million of discrete tax benefit related to 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act of 2012. The income tax expense for the three months ended April 1, 2012, of $7.7 million included a $3.2 million of discrete tax benefit resulting from reductions in uncertain tax positions related to statute expirations of transfer pricing issues.

P. Segment Information

Teradyne has three operating segments (Semiconductor Test, Wireless Test, and Systems Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to design, manufacturing and marketing of wireless test products and services. The Systems Test segment includes operations related to design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012. Segment information is as follows:

	Semiconductor Test	Wireless Test	Systems Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended March 31, 2013:
Net revenues	$211,506	$33,598	$35,263	$—	$280,367
Income (loss) before income taxes(1)(2)	13,766	(9,997)	1,530	(6,725)	(1,426)
Three months ended April 1, 2012:
Net revenues	$267,588	$31,328	$97,752	$—	$396,668
Income (loss) before income taxes(1)(2)	34,998	(12,312)	21,978	(3,420)	41,244

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three months ended March 31, 2013 and April 1, 2012 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$213	$212

Total	$213	$212

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Cost of revenues—inventory step-up	$—	$4,871
Cost of revenues—provision for excess and obsolete inventory	2,668	473

Total	$2,668	$5,344

Included in the Systems Test segment are charges for the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$919	$889
Restructuring and other	244	—

Total	$1,163	$889

Included in Corporate and Eliminations are credits for the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in thousands)
Restructuring and other	$—	$(1,825)

Total	$—	$(1,825)

Q. Stock Repurchase Program

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. In the three months ended March 31, 2013 and April 1, 2012, Teradyne did not repurchase any shares. Cumulatively, as of March 31, 2013, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems, collectively these products represent “Systems Test”.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended March 31, 2013 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Percentage of total net revenues:
Net revenues:
Products	76%	83%
Services	24	17

Total net revenues	100	100
Cost of revenues:
Cost of products	35	44
Cost of services	11	8

Total cost of revenues	45	52

Gross profit	55	48
Operating expenses:
Engineering and development	22	15
Selling and administrative	24	17
Acquired intangible asset amortization	6	5
Restructuring and other	—	—

Total operating expenses	53	36

Income from operations	2	12
Interest income	—	—
Interest expense and other	(2)	(2)

(Loss) income before income taxes	(1)	10
Income tax (benefit) provision	(3)	2

Net income	2%	8%

Results of Operations

First Quarter 2013 Compared to First Quarter 2012

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Semiconductor Test	1.2	1.4
Wireless Test	3.3	1.3
Systems Test	0.9	0.5
Total Company	1.4	1.2

Revenues

Net revenues by reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	March 31, 2013	April 1, 2012
	(in millions)
Semiconductor Test	$211.5	$267.6	$(56.1)
Wireless Test	33.6	31.3	2.3
Systems Test	35.3	97.8	(62.5)

	$280.4	$396.7	$(116.3)

The decrease of $56.1 million or 21% in Semiconductor Test revenues from the three months ended April 1, 2012 to the three months ended March 31, 2013, was primarily due to a decrease in system-on-a-chip (“SOC”) test product sales. The decrease in Systems Test revenue of $62.5 million or 64% was primarily due to a decrease in sales due to lower product volume in Storage Test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
United States	21%	12%
China	17	14
Taiwan	15	14
Korea	8	16
Europe	8	6
Singapore	8	6
Malaysia	7	4
Japan	6	8
Philippines	5	7
Thailand	4	13
Rest of World	1	—

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	March 31, 2013	April 1, 2012
	(in millions)
Gross Profit	$153.4	$190.9	$(37.5)
Percent of Total Revenue	54.7%	48.1%	6.6

Gross profit as a percent of revenue increased by 6.6 percentage points from the three months ended April 1, 2012 to the three months ended March 31, 2013, primarily due to a favorable product mix in SOC Semiconductor Test products and lower Storage Test systems sales.

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

During the three months ended March 31, 2013, we recorded an inventory provision of $3.8 million due to the downward revisions to previously forecasted demand levels. Of the $3.8 million of total excess and obsolete provisions, $2.7 million was related to Wireless Test, $0.9 million was related to Systems Test, and $0.2 million was related to Semiconductor Test.

During the three months ended April 1, 2012, we recorded an inventory provision of $1.6 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $1.6 million of total excess and obsolete provisions recorded in the three months ended April 1, 2012, $0.9 million was related to Systems Test, $0.5 million was related to Wireless Test, and $0.2 million was related to Semiconductor Test.

During the three months ended March 31, 2013 and April 1, 2012, we scrapped $0.6 million and $4.1 million of inventory, respectively. During the three months ended March 31, 2013 and April 1, 2012, we sold $1.8 million and $1.3 million, respectively, of previously written-down or written-off inventory. As of March 31, 2013, we had inventory related reserves for amounts which had been written-down or written-off totaling $143.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	March 31, 2013	April 1, 2012
	(in millions)
Engineering and Development	$62.8	$61.3	$1.5
Percent of Total Revenue	22.4%	15.4%

The increase of $1.5 million in engineering and development expenses from the three months ended April 1, 2012 to the three months ended March 31, 2013, was due primarily to increased spending in Semiconductor Test, partially offset by lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	March 31, 2013	April 1, 2012
	(in millions)
Selling and Administrative	$67.9	$66.6	$1.3
Percent of Total Revenue	24.2%	16.8%

The increase of $1.3 million in selling and administrative expenses from the three months ended April 1, 2012 to the three months ended March 31, 2013, was due primarily to increased sales and marketing spending in Wireless Test and Semiconductor Test, partially offset by lower variable compensation.

Restructuring and Other

Other

During the three months ended April 1, 2012, we recorded a $1.9 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Restructuring

In response to a downturn in the industry in 2008 and 2009, we initiated restructuring activities across our Semiconductor Test and Systems Test segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for severance and benefits of $0.2 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by October 2013. The remaining accrual for lease payments on vacated facilities of $0.8 million is reflected in the other accrued liabilities and is expected to be paid by October 2013. As of March 31, 2013, we subleased approximately 20% of our unoccupied space.

During the three months ended March 31, 2013, we recorded $0.4 million of severance charges related to headcount reductions of 2 people in Systems Test and 2 people in Semiconductor Test.

Interest and Other

Interest income increased by $0.2 million from the three months ended April 1, 2012 to the three months ended March 31, 2013, due primarily to higher cash and marketable securities balances in the first quarter of 2013. Interest expense and other increased by $0.8 million from the three months ended April 1, 2012 to the three months ended March 31, 2013, due primarily to higher interest expense from increased convertible debt discount amortization.

Income Taxes

For the three months ended March 31, 2013, we recorded a tax benefit of $8.0 million which consisted primarily of foreign tax provisions and a U.S. deferred tax benefit. The tax benefit of $8.0 million included approximately $6.7 million of a discrete tax benefit related to a 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act of 2012. For the three months ended April 1, 2012, we recorded a tax provision of $7.7 million, which primarily consisted of foreign taxes and a U.S. deferred tax provision.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At March 31, 2013, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations at March 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Debt Obligations	$193,185	$193,185	$—	$—	$—	$—
Interest on Debt	8,572	8,572	—	—	—	—
Contingent Acquisition Payments	75	75	—	—	—	—
Operating Lease Obligations	51,706	13,938	20,635	10,313	6,820	—
Purchase Obligations	192,624	190,155	2,469	—	—	—
Retirement Plan Contributions	53,333	5,130	10,574	10,762	26,867	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(1)	86,236	—	15,622	—	—	70,614

Total	$585,731	$411,055	$49,300	$21,075	$33,687	$70,614

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $50.1 million in the three months ended March 31, 2013, to $956.3 million. Cash activity for the three months ended March 31, 2013 and April 1, 2012 was as follows:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$49.4	$90.3
Change in operating assets and liabilities	(85.9)	(79.1)

Total cash (used for) provided by operating activities	(36.5)	11.2

Total cash used for investing activities	(5.8)	(54.4)

Total cash provided by financing activities	8.6	2.9

Decrease in cash and cash equivalents	$(33.7)	$(40.3)

In the three months ended March 31, 2013, changes in operating assets and liabilities used cash of $85.9 million. This was due to an $18.3 million increase in operating assets and a $67.6 million decrease in operating liabilities.

The increase in operating assets was due to a $13.2 million increase in accounts receivable due to higher sales volume, a $4.0 million increase in inventories, and $1.1 million increase in other assets primarily due to an increase in prepayments. The decrease in operating liabilities was due to a $43.3 million decrease in accrued employee compensation due primarily to variable compensation and employee stock awards payroll taxes payments, a $10.1 million decrease in customer advance payments and deferred revenue, a $9.1 million decrease in accrued income taxes, a $4.8 million decrease in other accrued liabilities and a $1.1 million of retirement plan contributions, partially offset by a $0.8 million increase in accounts payable due to increased sales volume.

Investing activities during the three months ended March 31, 2013 used cash of $5.8 million, due to $124.5 million used for purchases of marketable securities and $22.5 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $119.5 million and $21.7 million, respectively.

Financing activities during the three months ended March 31, 2013 provided cash of $8.6 million, $8.9 million was from the issuance of common stock under stock option and stock purchase plans, partially offset by $0.3 million of cash used for payments related to LitePoint acquisition contingent consideration.

In the three months ended April 1, 2012, changes in operating assets and liabilities used cash of $79.1 million. This was due to a $66.7 million increase in operating assets and a $12.4 million decrease in operating liabilities.

The increase in operating assets was due to a $92.2 million increase in accounts receivable resulting from higher sales volume, partially offset by $23.6 million decrease in inventories and a $1.9 million decrease in prepayments. The decrease in operating liabilities was due to a $46.1 million decrease in accrued employee compensation due primarily to variable compensation payments, a $4.2 million decrease in customer advance payments due to shipments of systems prepaid by customers, $1.1 million of retirement plan contributions, partially offset by a $36.5 million increase in accounts payable due to increase sales volume, and a $2.5 million increase in deferred revenue.

Investing activities during the three months ended April 1, 2012 used cash of $54.4 million, due to $80.1 million used for purchases of marketable securities and $27.1 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $46.5 million and $6.3 million, respectively.

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

Equity Compensation Plans

As discussed in Note P “Stock Based Compensation” in our 2012 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. We adopted this ASU effective January 1, 2013. See Note D “Financial Instruments and Derivatives.”

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” amending the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related net income line items. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. We adopted this amendment effective January 1, 2013. See Note I “Accumulated Other Comprehensive Income.”

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2013. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2012.

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

You should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of March 31, 2013, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 31, 2013 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 27, 2013	—	$—	—	$168,825
January 28, 2013 – February 24, 2013	—	$—	—	$168,825
February 25, 2013 – March 31, 2013	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the U.S. minimum statutory withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

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

May 10, 2013