Form 10-Q
period 2013-06-30
TERADYNE, INC
filed 2013-08-09
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 2, 2013 was 191,459,202 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$227,601	$338,920
Marketable securities	501,148	431,516
Accounts receivable, less allowance for doubtful accounts of $3,664 and $4,118 at June 30, 2013 and December 31, 2012, respectively	228,208	153,423
Inventories:
Parts	71,552	89,598
Assemblies in process	25,124	32,303
Finished goods	31,528	17,509

	128,204	139,410
Deferred tax assets	83,789	77,305
Prepayments and other current assets	113,253	95,487

Total current assets	1,282,203	1,236,061
Net property, plant and equipment	264,876	265,782
Long-term marketable securities	302,846	235,872
Other assets	19,051	20,209
Retirement plans assets	4,194	3,282
Intangible assets, net	283,728	318,867
Goodwill	349,272	349,272

Total assets	$2,506,170	$2,429,345

LIABILITIES
Current liabilities:
Accounts payable	$67,125	$58,324
Accrued employees’ compensation and withholdings	73,756	86,264
Deferred revenue and customer advances	76,254	81,357
Other accrued liabilities	54,684	57,249
Accrued income taxes	13,686	12,306
Current debt	179,565	2,328

Total current liabilities	465,070	297,828
Long-term deferred revenue and customer advances	18,240	16,227
Retirement plans liabilities	94,004	94,373
Deferred tax liabilities	41,429	50,201
Long-term other accrued liabilities	20,934	21,302
Long-term debt	—	171,059

Total liabilities	639,677	650,990

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 190,721 shares and 187,908 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,840	23,488
Additional paid-in capital	1,364,944	1,347,762
Accumulated other comprehensive income	3,279	5,820
Retained earnings	474,430	401,285

Total shareholders’ equity	1,866,493	1,778,355

Total liabilities and shareholders’ equity	$2,506,170	$2,429,345

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands, except per share amount)
Net revenues:
Products	$363,087	$480,578	$577,387	$811,469
Services	65,802	67,706	131,869	133,483

Total net revenues	428,889	548,284	709,256	944,952
Cost of revenues:
Cost of products	158,411	206,498	255,204	380,499
Cost of services	29,245	32,280	59,402	64,021

Total cost of revenues	187,656	238,778	314,606	444,520

Gross profit	241,233	309,506	394,650	500,432
Operating expenses:
Engineering and development	67,773	67,834	130,524	129,113
Selling and administrative	69,230	72,064	137,120	138,697
Acquired intangible assets amortization	18,063	18,429	36,099	36,858
Restructuring and other	259	(6,262)	591	(8,087)

Total operating expenses	155,325	152,065	304,334	296,581

Income from operations	85,908	157,441	90,316	203,851
Interest income	903	874	1,975	1,767
Interest expense and other	(6,454)	(6,323)	(13,360)	(12,382)

Income before income taxes	80,357	151,992	78,931	193,236
Income tax provision	13,801	40,605	5,786	48,285

Net income	$66,556	$111,387	$73,145	$144,951

Net income per common share:
Basic	$0.35	$0.60	$0.38	$0.78

Diluted	$0.28	$0.49	$0.31	$0.63

Weighted average common share—basic	190,569	186,573	190,128	186,205

Weighted average common share—diluted	234,909	229,646	234,833	230,399

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Net income	$66,556	$111,387	$73,145	$144,951

Other comprehensive income:
Available-for-sale marketable securities:
Net unrealized (losses) gains on marketable securities arising during period	(2,268)	452	(1,905)	1,196
Less: Reclassification adjustment for net gains included in net income	(143)	(24)	(419)	(490)

Net change	(2,411)	428	(2,324)	706
Defined benefit pension and post-retirement plans:
Amortization of prior service net benefit included in net periodic pension and post-retirement (benefit) costs	(109)	(92)	(217)	(183)

Other comprehensive (loss) income	(2,520)	336	(2,541)	523

Comprehensive income	$64,036	$111,723	$70,604	$145,474

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2013	July 1, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$73,145	$144,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,552	25,578
Amortization	43,925	43,744
Stock-based compensation	18,077	21,396
Provision for excess and obsolete inventory	5,775	10,927
Deferred taxes	(15,230)	15,937
Non cash charge for the sale of inventories revalued at the date of acquisition	—	6,089
Contingent consideration adjustment	—	(8,373)
Tax benefit related to stock options and restricted stock units	(1,584)	(7,600)
Retirement plans actuarial (gains) losses	(1,359)	3,054
Impairment loss on property, plant and equipment	1,074	—
Other	1,077	(471)
Changes in operating assets and liabilities:
Accounts receivable	(74,785)	(216,794)
Inventories	26,373	21,446
Prepayments and other assets	(17,277)	5,027
Accounts payable and other accrued expenses	(15,149)	27,140
Deferred revenue and customer advances	(3,090)	(6,198)
Retirement plans contributions	(2,511)	(2,550)
Accrued income taxes	2,964	29,958

Net cash provided by operating activities	68,977	113,261
Cash flows from investing activities:
Purchases of property, plant and equipment	(50,798)	(57,804)
Purchases of marketable securities	(458,070)	(153,871)
Proceeds from maturities of marketable securities	268,546	86,192
Proceeds from sales of marketable securities	50,255	10,028

Net cash used for investing activities	(190,067)	(115,455)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	9,638	16,984
Tax benefit related to stock options and restricted stock units	1,584	7,600
Payments of long-term debt	(1,063)	(1,246)
Payments of contingent consideration	(388)	(5,824)

Net cash provided by financing activities	9,771	17,514

(Decrease) increase in cash and cash equivalents	(111,319)	15,320
Cash and cash equivalents at beginning of period	338,920	573,736

Cash and cash equivalents at end of period	$227,601	$589,056

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

C. Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities.” This ASU is intended to enhance the understanding of the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to a master netting arrangement. The scope of this ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. Teradyne adopted this ASU effective January 1, 2013. See Note D “Financial Instruments and Derivatives.”

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” amending the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related statement of operations line items. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. Teradyne adopted this amendment effective January 1, 2013. See Note I “Accumulated Other Comprehensive Income.”

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Teradyne does not expect this ASU to have a material impact on its financial position or results of operations.

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three and six months ended June 30, 2013 and July 1, 2012. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

There were no realized losses recorded in the three and six months ended June 30, 2013 and July 1, 2012. Realized gains recorded in the three and six months ended June 30, 2013 were $0.1 million and $0.3 million, respectively. Realized gains recorded in the three and six months ended July 1, 2012 were $0.3 million and $0.6 million, respectively. Realized gains are included in interest income.

During the six months ended June 30, 2013 and July 1, 2012, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$115,442	$—	$—	$115,442
Cash equivalents	107,988	4,171	—	112,159
Available-for-sale securities:
U.S. Treasury securities	382,871	—	—	382,871
U.S. government agency securities	—	261,598	—	261,598
Commercial paper	—	97,667	—	97,667
Corporate debt securities	—	50,161	—	50,161
Equity and debt mutual funds	11,360	—	—	11,360
Certificates of deposit and time deposits	—	257	—	257
Non-U.S. government securities	—	80	—	80

Total	617,661	413,934	—	1,031,595
Derivatives	—	7	—	7

Total	$617,661	$413,941	$—	$1,031,602

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$223,430	$4,171	$—	$227,601
Marketable securities	289,230	211,918	—	501,148
Long-term marketable securities	105,001	197,845	—	302,846
Prepayments and other current assets	—	7	—	7

	$617,661	$413,941	$—	$1,031,602

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$139,354	$—	$—	$139,354
Cash equivalents	183,039	16,527	—	199,566
Available-for-sale securities:
U.S. Treasury securities	312,116	—	—	312,116
U.S. government agency securities	—	217,655	—	217,655
Commercial paper	—	70,434	—	70,434
Corporate debt securities	—	55,755	—	55,755
Equity and debt mutual funds	9,717	—	—	9,717
Certificates of deposit and time deposits	—	1,627	—	1,627
Non-U.S. government securities	—	84	—	84

Total	644,226	362,082	—	1,006,308
Derivatives	—	121	—	121

Total	$644,226	$362,203	$—	$1,006,429

Liabilities
Contingent consideration	$—	$—	$388	$388

Total	$—	$—	$388	$388

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$322,393	$16,527	$—	$338,920
Marketable securities	239,192	192,324	—	431,516
Long-term marketable securities	82,641	153,231	—	235,872
Prepayments and other current assets	—	121	—	121

	$644,226	$362,203	$—	$1,006,429

Liabilities
Other accrued liabilities	$—	$—	$388	$388

	$—	$—	$388	$388

Changes in the fair value of Level 3 contingent consideration for the three and six months ended June 30, 2013 were as follows:

Contingent consideration
(in thousands)
Balance at December 31, 2012	$388
Payments	(313)

Balance at March 31, 2013	75
Payments	(75)

Balance at June 30, 2013	$—

The carrying amounts and fair values of financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$227,601	$227,601	$338,920	$338,920
Marketable securities	803,994	803,994	667,388	667,388
Convertible debt(1)	177,532	610,726	169,896	589,000
Japan loan	2,033	2,033	3,491	3,491

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term maturities of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$382,884	$144	$(157)	$382,871	$166,301
U.S. government agency securities	261,870	129	(401)	261,598	130,310
Commercial paper	97,660	14	(7)	97,667	18,722
Corporate debt securities	50,043	1,032	(914)	50,161	11,926
Equity and debt mutual funds	9,761	1,647	(48)	11,360	892
Certificates of deposit and time deposits	257	—	—	257	—
Non-U.S. government securities	80	—	—	80	—

	$802,555	$2,966	$(1,527)	$803,994	$328,151

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$501,007	$170	$(29)	$501,148	$135,029
Long-term marketable securities	301,548	2,796	(1,498)	302,846	193,122

	$802,555	$2,966	$(1,527)	$803,994	$328,151

	December 31, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$311,915	$216	$(15)	$312,116	$1,018
U.S. government agency securities	217,396	262	(3)	217,655	9,018
Commercial paper	70,431	9	(6)	70,434	25,209
Corporate debt securities	53,405	2,414	(64)	55,755	23,255
Equity and debt mutual funds	8,767	961	(11)	9,717	600
Certificates of deposit and time deposits	1,627	—	—	1,627	—
Non-U.S. government securities	84	—	—	84	—

	$663,625	$3,862	$(99)	$667,388	$59,100

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$431,324	$203	$(11)	$431,516	$41,110
Long-term marketable securities	232,301	3,659	(88)	235,872	17,990

	$663,625	$3,862	$(99)	$667,388	$59,100

As of June 30, 2013, the fair market value of marketable securities with unrealized losses totaled $328.2 million. Of this value, $2.1 million had unrealized losses greater than one year and $326.1 million had unrealized losses less than one year. As of December 31, 2012, the fair market value of marketable securities with unrealized losses totaled $59.1 million. There were no unrealized losses greater than one year.

The contractual maturities of available-for-sale marketable securities at June 30, 2013 were as follows:

	June 30, 2013
	Cost	Fair Market Value
	(in thousands)
Due within one year	$501,007	$501,148
Due after 1 year through 5 years	275,543	276,815
Due after 5 years through 10 years	2,968	3,024
Due after 10 years	23,037	23,007

Total	$802,555	$803,994

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $54.0 million and $64.1 million at June 30, 2013 and December 31, 2012, respectively.

The following table summarizes the fair value of derivative instruments at June 30, 2013 and December 31, 2012.

	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments and other current assets	$7	$121

		$7	$121

Teradyne had no offsetting foreign exchange contracts at June 30, 2013 and December 31, 2012.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and six months ended June 30, 2013 and July 1, 2012. The table does not reflect the corresponding (losses) gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies, which were $(1.8) million, $2.5 million, $(4.6) million, and $(0.4) million, respectively for the three and six months ended June 30, 2013 and July 1, 2012.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$1,818	$(2,360)	$4,067	$520

		$1,818	$(2,360)	$4,067	$520

See Note E “Debt” regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At June 30, 2013, the outstanding loan principal of approximately $2.0 million is included in current debt.

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

During the three months ended June 30, 2013, the following circumstance occurred that allows holders to convert their Notes at their option prior to December 15, 2013: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of August 9, 2013, one holder exercised the option to convert two thousand dollars worth of Notes which Teradyne settled in cash.

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

The Notes are classified as current debt in the balance sheet at June 30, 2013. The tables below represent the components of Teradyne’s convertible senior notes:

	June 30, 2013	December 31, 2012
	(in thousands)
Debt principal	$189,998	$190,000
Unamortized debt discount	12,466	20,104

Net carrying amount of the convertible debt	$177,532	$169,896

The interest expense on Teradyne’s convertible senior notes for the three and six months ended June 30, 2013 and July 1, 2012 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Contractual interest expense	$2,137	$2,138	$4,274	$4,299
Amortization of the discount component and debt issue fees	4,087	3,592	8,044	7,071

Total interest expense on the convertible debt	$6,224	$5,730	$12,318	$11,370

As of June 30, 2013, the unamortized discount was $12.5 million, which will be amortized over the next nine months, and the carrying amount of the equity component was $63.4 million. As of June 30, 2013, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $609.7 million.

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short- and long-term deferred revenue and customer advances.

	June 30, 2013	December 31, 2012
	(in thousands)
Maintenance, training and extended warranty	$56,499	$51,198
Customer advances	29,025	39,613
Undelivered elements	8,970	6,773

Total deferred revenue and customer advances	$94,494	$97,584

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The warranty balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Balance at beginning of period	$7,075	$8,722	$9,786	$8,154
Accruals for warranties issued during the period	3,684	5,649	5,107	9,425
Adjustments related to pre-existing warranties	(869)	403	(1,798)	143
Settlements made during the period	(2,539)	(3,727)	(5,744)	(6,675)

Balance at end of period	$7,351	$11,047	$7,351	$11,047

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short- and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Balance at beginning of period	$28,599	$12,927	$26,987	$12,742
Deferral of new extended warranty revenue	8,734	9,935	12,205	12,282
Recognition of extended warranty deferred revenue	(2,479)	(2,108)	(4,338)	(4,270)

Balance at end of period	$34,854	$20,754	$34,854	$20,754

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

During the six months ended June 30, 2013, Teradyne granted 1.9 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.60 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

During the six months ended July 1, 2012, Teradyne granted 1.6 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.83 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Expected life (years)	4.0	3.5
Interest rate	0.6%	0.4%
Volatility-historical	46.8%	56.0%
Dividend yield	0.0%	0.0%

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

The weighted-average fair value of employee stock purchase rights granted in the six months ended July 1, 2012 was $4.09. The fair value of the employees’ purchase rights granted in the six months ended July 1, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Six Months Ended July 1, 2012
Expected life (years)	0.5
Interest rate	0.06%
Volatility-historical	52.6%
Dividend yield	0.0%

I. Accumulated Other Comprehensive Income

At June 30, 2013 and December 31, 2012, the accumulated other comprehensive income balances were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Retirement plans prior service benefit, net of tax of $(125) and $(125)	$2,678	$2,895
Unrealized gains on marketable securities, net of tax of $835 and $835	601	2,925

Total accumulated other comprehensive income	$3,279	$5,820

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and six months ended June 30, 2013 and July 1, 2012, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)		(in thousands)
Available-for-sale marketable securities
Unrealized gains	$143	$24	$419	$490	Interest income

	$143	$24	$419	$490	Net income
Amortization of defined benefit pension and postretirement plans
Prior service benefit	$109	$92	$217	$183	(a)

	$109	$92	$217	$183	(a)

Total reclassifications	$252	$116	$636	$673	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension and postretirement benefit costs; see Note M “Retirement Plans.”

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,515	$168,339	$190,176	6.3 years
Customer relationships and service and software maintenance contracts	144,971	72,581	72,390	8.0 years
Trade names and trademarks	33,840	12,678	21,162	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$538,326	$254,598	$283,728	7.0 years

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$357,555	$143,126	$214,429	6.3 years
Customer relationships and service and software maintenance contracts	144,971	63,464	81,507	8.0 years
Trade names and trademarks	33,840	10,909	22,931	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,366	$218,499	$318,867	7.0 years

Aggregate intangible asset amortization expense was $18.1 million and $36.1 million, respectively, for the three and six months ended June 30, 2013 and $18.4 million and $36.9 million, respectively, for the three and six months ended July 1, 2012. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2013 (remainder)	$36,113
2014	69,208
2015	52,458
2016	52,458
2017	46,299

K. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$66,556	$111,387	$73,145	$144,951

Weighted average common shares-basic	190,569	186,573	190,128	186,205

Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes(1)	23,266	22,301	23,326	22,651
Convertible note hedge warrant shares(2)	18,689	17,340	18,774	17,829
Restricted stock units	772	1,171	947	1,405
Stock options	1,554	2,160	1,615	2,247
Employee stock purchase rights	59	101	43	62

Dilutive potential common shares	44,340	43,073	44,705	44,194

Weighted average common shares-diluted	234,909	229,646	234,833	230,399

Net income per common share-basic	$0.35	$0.60	$0.38	$0.78

Net income per common share-diluted	$0.28	$0.49	$0.31	$0.63

(1)	Incremental shares from assumed conversion of the convertible notes for the three and six months ended June 30, 2013 and July 1, 2012 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three and six months ended June 30, 2013 and July 1, 2012 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended June 30, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.5 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 1, 2012 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares and restricted stock units of 0.1 million because the effect would have been anti-dilutive.

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

Restructuring

In response to a downturn in the industry in 2008 and 2009, Teradyne initiated restructuring activities across its Semiconductor Test and Systems Test segments to reduce costs, principally through headcount reductions and facility consolidations. The remaining accrual for facility consolidations of $0.6 million is reflected in the other accrued liabilities on the balance sheet and is expected to be paid by October 2013.

Facility Exit Costs
(in thousands)
Pre-2012 Activities
Balance at December 31, 2011	$1,862
Cash payments	(778)

Balance at December 31, 2012	1,084
Change in estimate	(105)
Cash payments	(183)

Balance at March 31, 2013	796
Cash payments	(199)

Balance at June 30, 2013	$597

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

Net periodic pension (benefit) cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Service cost	$852	$643	$1,686	$1,357
Interest cost	3,281	4,125	6,575	8,185
Expected return on plan assets	(3,631)	(4,082)	(7,261)	(8,164)
Amortization of unrecognized prior service cost	41	58	82	116
Actuarial (gain) loss	(1,123)	3,146	(1,047)	3,146

Total net periodic pension (benefit) cost	$(580)	$3,890	$35	$4,640

In the six months ended June 30, 2013, Teradyne contributed $0.9 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries.

Postretirement Benefit Plan

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

Teradyne’s net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Service cost	$21	$15	$37	$34
Interest cost	84	108	171	219
Amortization of unrecognized prior service benefit	(150)	(150)	(299)	(299)
Actuarial gain	(236)	(92)	(236)	(92)

Total net periodic post-retirement benefit	$(281)	$(119)	$(327)	$(138)

N. Commitments and Contingencies

Purchase Commitments

As of June 30, 2013, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $265.0 million, of which $261.7 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, other than set forth herein, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against Teradyne for antitrust violations and unfair business practices alleging that Teradyne is excluding BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE seeks unspecified damages and an injunction. Teradyne has filed a motion to dismiss the complaint. Teradyne believes it has meritorious defenses against this claim and intends to vigorously defend against it. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, Teradyne believes the potential losses associated with this action are unlikely to have a material adverse effect on its consolidated financial position, but could possibly be material to its consolidated results of operations and of cash flows of any one period.

O. Income Taxes

The effective tax rate for the three months ended June 30, 2013 and July 1, 2012 was 17% and 27%, respectively. The decrease in Teradyne’s tax rate for the three months ended June 30, 2013 compared to the three months ended July 1, 2012, was primarily the result of the 2013 U.S. federal research and development tax credit and utilization of foreign tax credits.

The effective tax rate for the six months ended June 30, 2013 and July 1, 2012 was 7% and 25%, retrospectively. The decrease in Teradyne’s tax rate for the six months ended June 30, 2013 compared to the six months ended July 1, 2012, was primarily the result of recognizing the tax benefit attributable to the 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act of 2012, 2013 U.S. federal research and development tax credit and utilization of foreign tax credits.

The effective tax rate for the three months and six months ended June 30, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate

P. Segment Information

Teradyne has three operating segments (Semiconductor Test, Wireless Test and Systems Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to design, manufacturing and marketing of wireless test products and services. The Systems Test segment includes operations related to design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012. Segment information is as follows:

	Semiconductor Test	Wireless Test	Systems Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended June 30, 2013:
Net revenues	$292,431	$99,386	$37,072	$—	$428,889
Income (loss) before income taxes(1)(2)	58,606	23,913	779	(2,941)	80,357
Three months ended July 1, 2012:
Net revenues	$365,058	$111,928	$71,298	$—	$548,284
Income (loss) before income taxes(1)(2)	91,249	51,139	11,628	(2,024)	151,992
Six months ended June 30, 2013:
Net revenues	$503,937	$132,984	$72,335	$—	$709,256
Income (loss) before income taxes(1)(2)	72,372	13,916	2,309	(9,666)	78,931
Six months ended July 1, 2012:
Net revenues	$632,646	$143,256	$169,050	$—	$944,952
Income (loss) before income taxes(1)(2)	126,247	38,827	33,606	(5,444)	193,236

(1)	Pension and post retirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.

(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three and six months ended June 30, 2013 and July 1, 2012 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$287	$5,957	$500	$6,169
Restructuring and other	—	286	—	286

Total	$287	$6,243	$500	$6,455

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$1,398	$1,643	$4,066	$2,116
Cost of revenues—inventory step-up	—	1,218	—	6,089

Total	$1,398	$2,861	$4,066	$8,205

Included in the Systems Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$290	$1,753	$1,209	$2,642
Restructuring and other	131	—	375	—

Total	$421	$1,753	$1,584	$2,642

Included in Corporate and Eliminations are credits for the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(in thousands)
Restructuring and other	$—	$(6,548)	$—	$(8,406)

Total	$—	$(6,548)	$—	$(8,406)

Q. Stock Repurchase Program

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. In the three and six months ended June 30, 2013 and July 1, 2012, Teradyne did not repurchase any shares. Cumulatively, as of June 30, 2013, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended June 30, 2013 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Percentage of total net revenues:
Net revenues:
Products	85%	88%	81%	86%
Services	15	12	19	14

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	37	38	36	40
Cost of services	7	6	8	7

Total cost of revenues	44	44	44	47

Gross profit	56	56	56	53
Operating expenses:
Engineering and development	16	12	18	14
Selling and administrative	16	13	19	15
Acquired intangible asset amortization	4	3	5	4
Restructuring and other	—	(1)	—	(1)

Total operating expenses	36	28	43	31

Income from operations	20	29	13	22
Interest income	—	—	—	—
Interest expense and other	(2)	(1)	(2)	(1)

Income before income taxes	19	28	11	20
Income tax provision	3	7	1	5

Net income	16%	20%	10%	15%

Results of Operations

Second Quarter 2013 Compared to Second Quarter 2012

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	June 30, 2013	July 1, 2012
Semiconductor Test	1.2	1.0
Wireless Test	0.9	1.7
Systems Test	0.7	0.6
Total Company	1.1	1.1

Revenues

Net revenues by reportable segment were as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Semiconductor Test	$292.4	$365.1	$(72.7)
Wireless Test	99.4	111.9	(12.5)
Systems Test	37.1	71.3	(34.2)

	$428.9	$548.3	$(119.4)

The decrease in Semiconductor Test revenues of $72.7 million or 20% from the three months ended July 1, 2012 to the three months ended June 30, 2013, was primarily due to a decrease in system-on-a-chip (“SOC”) test product sales. The decrease in Systems Test revenue of $34.2 million or 48% was primarily due to a decrease in sales due to lower product volume in Storage Test systems. The decrease in Storage Test systems sales was due to lower hard disk drive demand primarily from lower shipments of personal computers, a trend which is expected to continue. The decrease in Wireless Test revenue of $12.5 million or 11% was primarily due to lower volume.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	June 30, 2013	July 1, 2012
China	28%	24%
Taiwan	19	23
United States	12	12
Singapore	11	5
Korea	8	12
Europe	6	4
Malaysia	6	5
Japan	5	4
Philippines	2	8
Thailand	1	3
Rest of World	2	—

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	June 30, 2013	July 1, 2012
	(in millions)
Gross Profit	$241.2	$309.5	$(68.3)
Percent of Total Revenue	56.2%	56.4%	(0.2)

Gross profit as a percent of revenue decreased by 0.2 percentage points from the three months ended July 1, 2012 to the three months ended June 30, 2013. This decrease was the result of a decrease of 2.3 points due to lower sales volume, a decrease of 1.5 points related to product mix primarily from lower Wireless Test systems sales, partially offset by lower excess and obsolete inventory provisions.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next twelve quarters, is written-down to estimated net realizable value.

During the three months ended June 30, 2013, we recorded an inventory provision of $2.0 million included in cost of revenues, due to downward revisions to previously forecasted demand levels. Of the $2.0 million of total excess and obsolete provisions, $1.4 million was related to Wireless Test, $0.3 million was related to Systems Test, and $0.3 million was related to Semiconductor Test.

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

•

The remainder of the charge of $3.6 million primarily reflects downward revisions to previously forecasted demand levels, of which $1.8 million was related to Systems Test, $1.6 million was related to Wireless Test and $0.2 million was related to Semiconductor Test.

During the three months ended June 30, 2013 and July 1, 2012, we scrapped $2.3 million and $2.8 million of inventory, respectively. During the three months ended June 30, 2013, we sold $3.1 million of previously written-down or written-off inventory. As of June 30, 2013, we had inventory related reserves for inventory which had been written-down or written-off totaling $140.0 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Engineering and Development	$67.8	$67.8	$—
Percent of Total Revenue	15.8%	12.4%

Engineering and development expenses remained flat as higher spending in Semiconductor Test was offset by lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Selling and Administrative	$69.2	$72.1	$(2.9)
Percent of Total Revenue	16.1%	13.1%

The decrease of $2.9 million in selling and administrative expenses from the three months ended July 1, 2012 to the three months ended June 30, 2013, was due primarily to lower variable compensation, partially offset by increased sales and marketing spending in Semiconductor Test and Wireless Test.

Restructuring and Other

During the three months ended July 1, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded a $6.5 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Interest and Other

Interest expense and other increased by $0.1 million from the three months ended July 1, 2012 to the three months ended June 30, 2013, due primarily to higher interest expense from increased convertible debt discount amortization.

Income Taxes

The effective tax rate for the three months ended June 30, 2013 and July 1, 2012 was 17% and 27%, respectively. The decrease in our tax rate for the three months ended June 30, 2013 compared to the three months ended July 1, 2012, was primarily the result of the 2013 U.S. federal research and development tax credit and utilization of foreign tax credits.

The effective tax rate for the three months ended June 30, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At June 30, 2013, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Six Months of 2013 Compared to Six Months of 2012

Revenues

Net revenues by reportable segment were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Semiconductor Test	$504.0	$632.6	$(128.6)
Wireless Test	133.0	143.3	(10.3)
Systems Test	72.3	169.1	(96.8)

	$709.3	$945.0	$(235.7)

The decrease of $128.6 million or 20% in Semiconductor Test revenues from the six months ended July 1, 2012 to the six months ended June 30, 2013, was primarily due to a decrease in system-on-a-chip (“SOC”) test product sales. The decrease in Systems Test revenue of $96.8 million or 57% was primarily due to a decrease in sales due to lower product volume in Storage Test systems. The decrease in Storage Test systems sales was due to lower hard disk drive demand primarily from lower shipments of personal computers, a trend which is expected to continue. The decrease in Wireless Test revenue of $10.3 million or 7% was primarily due to lower volume.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Six Months Ended
	June 30, 2013	July 1, 2012
China	24%	20%
Taiwan	18	19
United States	15	12
Singapore	10	5
Korea	8	13
Europe	7	5
Malaysia	6	5
Japan	5	6
Philippines	3	7
Thailand	2	7
Rest of World	2	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	June 30, 2013	July 1, 2012
	(in millions)
Gross Profit	$394.7	$500.4	$(105.7)
Percent of Total Revenue	55.6%	53.0%	2.6

Gross profit as a percent of revenue increased by 2.6 percentage points from the six months ended July 1, 2012 to the six months ended June 30, 2013, primarily due to a favorable product mix in SOC Semiconductor Test and lower Storage Test systems sales.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next twelve quarters, is written-down to estimated net realizable value.

During the six months ended June 30, 2013, we recorded an inventory provision of $5.8 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $5.8 million of total excess and obsolete provisions, $4.1 million was related to Wireless Test, $1.2 million was related to Systems Test, and $0.5 million was related to Semiconductor Test.

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

•

The remainder of the charge of $5.1 million primarily reflects downward revisions to previously forecasted demand levels, of which $2.6 million was related to Systems Test, $2.1 million was related to Wireless Test and $0.4 million was related to Semiconductor Test.

During the six months ended June 30, 2013 and July 1, 2012, we scrapped $2.9 million and $6.9 million of inventory, respectively. During the six months ended June 30, 2013 and July 1, 2012, we sold $4.8 million and $1.3 million, respectively, of previously written-down or written-off inventory. As of June 30, 2013, we had inventory related reserves for inventory which had been written-down or written-off totaling $140.0 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Engineering and Development	$130.5	$129.1	$1.4
Percent of Total Revenue	18.4%	13.7%

The increase of $1.4 million in engineering and development expenses from the six months ended July 1, 2012 to the six months ended June 30, 2013, was due primarily to increased spending in Semiconductor Test, partially offset by lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2013	July 1, 2012
	(in millions)
Selling and Administrative	$137.1	$138.7	$(1.6)
Percent of Total Revenue	19.3%	14.7%

The decrease of $1.6 million in selling and administrative expenses from the six months ended July 1, 2012 to the six months ended June 30, 2013, was due primarily to lower variable compensation, partially offset by increased sales and marketing spending in Semiconductor Test and Wireless Test.

Restructuring and Other

During the six months ended July 1, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded an $8.4 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Interest and Other

Interest income increased by $0.2 million from the six months ended July 1, 2012 to the six months ended June 30, 2013, due primarily to higher cash and marketable securities balances in the first six months of 2013. Interest expense and other increased by $1.0 million from the six months ended July 1, 2012 to the six months ended June 30, 2013, due primarily to higher interest expense from increased convertible debt discount amortization.

Income Taxes

The effective tax rate for the six months ended June 30, 2013 and July 1, 2012 was 7% and 25%, retrospectively. The decrease in our tax rate for the six months ended June 30, 2013 compared to the six months ended July 1, 2012, was primarily the result of recognizing the tax benefit attributable to the 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act of 2012, 2013 U.S. federal research and development tax credit and utilization of foreign tax credits.

The effective tax rate for the six months ended June 30, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At June 30, 2013, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations at June 30, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$265,022	$261,701	$3,321	$—	$—	$—
Debt Obligations	192,031	192,031	—	—	—	—
Retirement Plan Contributions	52,041	5,092	10,648	10,848	25,453	—
Operating Lease Obligations	49,461	13,748	20,079	9,098	6,536	—
Interest on Debt	8,571	8,571	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(1)	80,602	—	18,240	—	—	62,362

Total	$647,728	$481,143	$52,288	$19,946	$31,989	$62,362

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $25.3 million in the six months ended June 30, 2013, to $1,032 million. Cash activity for the six months ended June 30, 2013 and July 1, 2012 was as follows:

	For the Six Months Ended
	June 30, 2013	July 1, 2012
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$152.5	$255.2
Change in operating assets and liabilities	(83.5)	(141.9)

Total cash provided by operating activities	69.0	113.3

Total cash used for investing activities	(190.1)	(115.5)

Total cash provided by financing activities	9.8	17.5

(Decrease) increase in cash and cash equivalents	$(111.3)	$15.3

In the six months ended June 30, 2013, changes in operating assets and liabilities used cash of $83.5 million. This was due to a $65.7 million increase in operating assets and an $17.8 million decrease in operating liabilities.

The increase in operating assets was due to a $74.8 million increase in accounts receivable due to higher sales volume, a $17.3 million increase in other assets primarily due to an increase in prepayments, partially offset by a $26.4 million decrease in inventories. The decrease in operating liabilities was due to a $24.0 million decrease in accrued employee compensation due primarily to variable compensation and employee stock awards payroll taxes payments, a $3.1 million decrease in customer advance payments and deferred revenue, and $2.5 million of retirement plan contributions, partially offset by a $8.8 million increase in accounts payable due to increased sales volume and a $3.0 million increase in accrued income taxes.

Investing activities during the six months ended June 30, 2013 used cash of $190.1 million, due to $458.1 million used for purchases of marketable securities and $50.8 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $268.5 million and $50.3 million, respectively.

Financing activities during the six months ended June 30, 2013 provided cash of $9.8 million, $9.6 million was from the issuance of common stock under stock option and stock purchase plans and $1.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.1 million of cash used for payments on long-term debt related to the Japan loan.

In the six months ended July 1, 2012, changes in operating assets and liabilities used cash of $141.9 million. This was due to a $190.3 million increase in operating assets, partially offset by a $48.4 million increase in operating liabilities.

The increase in operating assets was due to a $216.8 million increase in accounts receivable resulting from higher sales volume, partially offset by a $21.4 million decrease in inventories and a $5.0 million decrease in other assets primarily due to a decrease in prepayments. The increase in operating liabilities was due to a $47.5 million increase in accounts payable due to increased sales volume, a $30.0 million increase in accrues income taxes, and a $1.1 million increase in other accrued liabilities, partially offset by a $21.4 million decrease in accrued employee compensation due primarily to variable compensation and employee stock awards payroll taxes payments, a $6.2 million decrease in customer advance payments and deferred revenue and $2.6 million of retirement plan contributions.

Investing activities during the six months ended July 1, 2012 used cash of $115.5 million, due to $153.9 million used for purchases of marketable securities and $57.8 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $86.2 million and $10.0 million, respectively.

Financing activities during the six months ended July 1, 2012 provided cash of $17.5 million, $17.0 million was from the issuance of common stock under stock option and stock purchase plans, and $7.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $5.8 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.2 million of cash used for payments on long-term debt related to the Japan loan.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $330 million of cash outside the U.S. that if repatriated would incur additional taxes. Inflation has not had a significant long-term impact on earnings.

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

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” amending the disclosure requirements regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The amendment does not change the current requirement for reporting net income or other comprehensive income, but requires additional disclosures about significant amounts reclassified out of accumulated other comprehensive income including the effect of the reclassification on the related statement of operations line items. The provisions of this ASU are effective for interim and annual periods beginning on or after January 1, 2013. We adopted this amendment effective January 1, 2013. See Note I “Accumulated Other Comprehensive Income.”

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. We do not expect this ASU to have a material impact on our financial position or results of operations.

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

We are subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, other than as set forth herein, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against us for antitrust violations and unfair business practices alleging that we are excluding BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE seeks unspecified damages and an injunction. We filed a motion to dismiss the complaint. We believe we have meritorious defenses against this claim and intend to vigorously defend against it. While it is not possible to predict or determine the outcomes of the unsettled claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with this action is unlikely to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations and of cash flows of any one period.

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

A breach of our operational or security systems could negatively affect our business and results of operations.

A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of June 30, 2013, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended June 30, 2013 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 28, 2013	—	$—	—	$168,825
April 29, 2013 – May 26, 2013	—	$—	—	$168,825
May 27, 2013 – June 30, 2013	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the U.S. minimum statutory withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

10.1	2006 Equity and Cash Compensation Incentive Plan, as amended (filed as Appendix A to Teradyne’s Notice and Proxy Statement on Schedule 14A filed with the Commission on April 11, 2013 (File No.001-06462) and incorporated herein by reference). *

10.2	1996 Employee Stock Purchase Plan, as amended (filed as Appendix B to Teradyne’s Notice and Proxy Statement on Schedule 14A filed with the Commission on April 11, 2013 (File No.001-06462) and incorporated herein by reference). *

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 9, 2013