Form 10-Q
period 2013-09-29
TERADYNE, INC
filed 2013-11-08
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 1, 2013 was 191,611,017 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2013	December 31, 2012
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$572,868	$338,920
Marketable securities	384,334	431,516
Accounts receivable, less allowance for doubtful accounts of $3,562 and $4,118 at September 29, 2013 and December 31, 2012, respectively	209,386	153,423
Inventories:
Parts	70,620	89,598
Assemblies in process	25,923	32,303
Finished goods	26,489	17,509

	123,032	139,410
Deferred tax assets	83,780	77,305
Prepayments	109,107	90,931
Other current assets	11,873	4,556

Total current assets	1,494,380	1,236,061
Net property, plant and equipment	275,421	265,782
Long-term marketable securities	202,087	235,872
Other assets	19,763	20,209
Retirement plans assets	5,020	3,282
Intangible assets, net	265,705	318,867
Goodwill	349,272	349,272

Total assets	$2,611,648	$2,429,345

LIABILITIES
Current liabilities:
Accounts payable	$67,734	$58,324
Accrued employees’ compensation and withholdings	78,616	86,264
Deferred revenue and customer advances	70,367	81,357
Other accrued liabilities	62,184	57,249
Accrued income taxes	25,249	12,306
Current debt	183,573	2,328

Total current liabilities	487,723	297,828
Long-term deferred revenue and customer advances	17,455	16,227
Retirement plans liabilities	95,982	94,373
Deferred tax liabilities	37,632	50,201
Long-term other accrued liabilities	21,355	21,302
Long-term debt	—	171,059

Total liabilities	660,147	650,990

Commitments and contingencies (Note N)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 191,399 shares and 187,908 shares issued and outstanding at September 29, 2013 and December 31, 2012, respectively	23,925	23,488
Additional paid-in capital	1,379,832	1,347,762
Accumulated other comprehensive income	3,855	5,820
Retained earnings	543,889	401,285

Total shareholders’ equity	1,951,501	1,778,355

Total liabilities and shareholders’ equity	$2,611,648	$2,429,345

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share amount)
Net revenues:
Products	$365,825	$393,037	$943,212	$1,204,506
Services	67,551	70,357	199,420	203,840

Total net revenues	433,376	463,394	1,142,632	1,408,346
Cost of revenues:
Cost of products	150,365	169,782	405,569	550,282
Cost of services	28,717	33,412	88,119	97,432

Total cost of revenues	179,082	203,194	493,688	647,714

Gross profit	254,294	260,200	648,944	760,632
Operating expenses:
Engineering and development	68,918	63,946	199,442	193,059
Selling and administrative	72,917	69,030	210,037	207,727
Acquired intangible assets amortization	18,064	18,429	54,163	55,287
Restructuring and other	889	683	1,480	(7,404)

Total operating expenses	160,788	152,088	465,122	448,669

Income from operations	93,506	108,112	183,822	311,963
Interest income	948	1,067	2,923	2,834
Interest expense and other	(6,902)	(6,154)	(20,262)	(18,536)

Income before income taxes	87,552	103,025	166,483	296,261
Income tax provision	18,093	14,384	23,879	62,669

Net income	$69,459	$88,641	$142,604	$233,592

Net income per common share:
Basic	$0.36	$0.47	$0.75	$1.25

Diluted	$0.29	$0.39	$0.61	$1.02

Weighted average common shares—basic	191,307	187,364	190,521	186,592

Weighted average common shares—diluted	235,828	229,210	235,165	230,003

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Net income	$69,459	$88,641	$142,604	$233,592

Other comprehensive income:
Available-for-sale marketable securities:
Net unrealized gains (losses) on marketable securities arising during period	887	1,259	(1,019)	2,455
Less: Reclassification adjustment for net gains included in net income	(202)	(93)	(621)	(583)

Net change	685	1,166	(1,640)	1,872
Defined benefit pension and post-retirement plans:
Amortization of prior service net benefit included in net periodic pension cost and post-retirement benefit	(109)	(92)	(325)	(275)

Other comprehensive income (loss)	576	1,074	(1,965)	1,597

Comprehensive income	$70,035	$89,715	$140,639	$235,189

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
	(in thousands)
Cash flows from operating activities:
Net income	$142,604	$233,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,873	39,812
Amortization	69,495	67,366
Stock-based compensation	27,227	30,634
Provision for excess and obsolete inventory	9,616	16,408
Deferred taxes	(19,211)	7,076
Non cash charge for the sale of inventories revalued at the date of acquisition	—	6,089
Contingent consideration adjustment	—	(8,373)
Tax benefit related to stock options and restricted stock units	(807)	(7,600)
Retirement plans actuarial (gains) losses	(1,359)	4,991
Impairment loss on property, plant and equipment	1,074	—
Other	83	(2,359)
Changes in operating assets and liabilities:
Accounts receivable	(55,963)	(76,134)
Inventories	34,194	25,070
Prepayments and other assets	(26,312)	7,278
Accounts payable and other accrued expenses	496	(17,600)
Deferred revenue and customer advances	(9,762)	(10,651)
Retirement plans contributions	(3,569)	(3,679)
Accrued income taxes	13,750	50,313

Net cash provided by operating activities	223,429	362,233
Cash flows from investing activities:
Purchases of property, plant and equipment	(82,925)	(91,132)
Purchases of marketable securities	(657,188)	(510,157)
Proceeds from maturities of marketable securities	401,901	156,422
Proceeds from sales of marketable securities	332,597	14,250

Net cash used for investing activities	(5,615)	(430,617)
Cash flows from financing activities:
Issuance of common stock under employee stock option and stock purchase plans	16,778	17,959
Tax benefit related to stock options and restricted stock units	807	7,600
Payments of long-term debt	(1,063)	(1,246)
Payments of contingent consideration	(388)	(43,973)

Net cash provided by (used) for financing activities	16,134	(19,660)

Increase (decrease) in cash and cash equivalents	233,948	(88,044)
Cash and cash equivalents at beginning of period	338,920	573,736

Cash and cash equivalents at end of period	$572,868	$485,692

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems, collectively these products represent “System Test”.

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

D. Financial Instruments and Derivatives

Financial Instruments

Teradyne uses the market and income approach to value its financial instruments and there was no change in valuation techniques used by Teradyne during the three and nine months ended September 29, 2013 and September 30, 2012. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities are carried at fair value and are classified in one of the following three categories:

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

There were no realized losses recorded in the three and nine months ended September 29, 2013 and September 30, 2012. Realized gains recorded in the three and nine months ended September 29, 2013, were $0.2 million and $0.5 million, respectively. Realized gains recorded in the three and nine months ended September 30, 2012, were $0.3 million and $0.9 million, respectively. Realized gains are included in interest income.

During the nine months ended September 29, 2013 and September 30, 2012, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 29, 2013 and December 31, 2012.

	September 29, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$147,819	$—	$—	$147,819
Cash equivalents	417,823	7,226	—	425,049
Available-for-sale securities:
U.S. government agency securities	—	229,129	—	229,129
U.S. Treasury securities	211,956	—	—	211,956
Commercial paper	—	88,891	—	88,891
Corporate debt securities	—	43,982	—	43,982
Equity and debt mutual funds	12,122	—	—	12,122
Certificates of deposit and time deposits	—	261	—	261
Non-U.S. government securities	—	80	—	80

Total	789,720	369,569	—	1,159,289
Derivatives	—	276	—	276

Total	$789,720	$369,845	$—	$1,159,565

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$565,642	$7,226	$—	$572,868
Marketable securities	185,085	199,249	—	384,334
Long-term marketable securities	38,993	163,094	—	202,087
Other current assets	—	276	—	276

	$789,720	$369,845	$—	$1,159,565

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$139,354	$—	$—	$139,354
Cash equivalents	183,039	16,527	—	199,566
Available-for-sale securities:
U.S. Treasury securities	312,116	—	—	312,116
U.S. government agency securities	—	217,655	—	217,655
Commercial paper	—	70,434	—	70,434
Corporate debt securities	—	55,755	—	55,755
Equity and debt mutual funds	9,717	—	—	9,717
Certificates of deposit and time deposits	—	1,627	—	1,627
Non-U.S. government securities	—	84	—	84

Total	644,226	362,082	—	1,006,308
Derivatives	—	121	—	121

Total	$644,226	$362,203	$—	$1,006,429

Liabilities
Contingent consideration	$—	$—	$388	$388

Total	$—	$—	$388	$388

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$322,393	$16,527	$—	$338,920
Marketable securities	239,192	192,324	—	431,516
Long-term marketable securities	82,641	153,231	—	235,872
Other current assets	—	121	—	121

	$644,226	$362,203	$—	$1,006,429

Liabilities
Other accrued liabilities	$—	$—	$388	$388

	$—	$—	$388	$388

During the nine months ended September 29, 2013, Teradyne made the final payment for Level 3 contingent consideration of $0.4 million.

The carrying amounts and fair values of financial instruments at September 29, 2013 and December 31, 2012 were as follows:

	September 29, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$572,868	$572,868	$338,920	$338,920
Marketable securities	586,421	586,421	667,388	667,388
Convertible debt(1)	181,550	580,206	169,896	589,000
Japan loan	2,023	2,023	3,491	3,491

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at September 29, 2013 and December 31, 2012:

	September 29, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. government agency securities	$229,133	$142	$(146)	$229,129	$103,165
U.S. Treasury securities	211,966	140	(150)	211,956	5,605
Commercial paper	88,884	12	(5)	88,891	25,169
Corporate debt securities	44,132	905	(1,055)	43,982	16,439
Equity and debt mutual funds	9,843	2,315	(36)	12,122	595
Certificates of deposit and time deposits	261	—	—	261	—
Non-U.S. government securities	80	—	—	80	—

	$584,299	$3,514	$(1,392)	$586,421	$150,973

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$384,180	$168	$(14)	$384,334	$37,823
Long-term marketable securities	200,119	3,346	(1,378)	202,087	113,150

	$584,299	$3,514	$(1,392)	$586,421	$150,973

	December 31, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$311,915	$216	$(15)	$312,116	$1,018
U.S. government agency securities	217,396	262	(3)	217,655	9,018
Commercial paper	70,431	9	(6)	70,434	25,209
Corporate debt securities	53,405	2,414	(64)	55,755	23,255
Equity and debt mutual funds	8,767	961	(11)	9,717	600
Certificates of deposit and time deposits	1,627	—	—	1,627	—
Non-U.S. government securities	84	—	—	84	—

	$663,625	$3,862	$(99)	$667,388	$59,100

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$431,324	$203	$(11)	$431,516	$41,110
Long-term marketable securities	232,301	3,659	(88)	235,872	17,990

	$663,625	$3,862	$(99)	$667,388	$59,100

As of September 29, 2013, the fair market value of marketable securities with unrealized losses totaled $151.0 million. Of this value, $0.5 million had unrealized losses greater than one year and $150.5 million had unrealized losses less than one year. As of December 31, 2012, the fair market value of marketable securities with unrealized losses totaled $59.1 million and none of the unrealized losses were greater than one year.

The contractual maturities of available-for-sale marketable securities at September 29, 2013 were as follows:

	September 29, 2013
	Cost	Fair Market Value
	(in thousands)
Due within one year	$384,180	$384,334
Due after 1 year through 5 years	173,407	175,657
Due after 5 years through 10 years	3,131	3,188
Due after 10 years	23,581	23,242

Total	$584,299	$586,421

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

The notional amount of foreign exchange contracts hedging monetary assets and liabilities denominated in foreign currencies was $64.1 million and $64.1 million at September 29, 2013 and December 31, 2012, respectively.

The following table summarizes the fair value of derivative instruments at September 29, 2013 and December 31, 2012:

	Balance Sheet Location	September 29, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$276	$121

		$276	$121

Teradyne had no offsetting foreign exchange contracts at September 29, 2013 and December 31, 2012.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and nine months ended September 29, 2013 and September 30, 2012. The table does not reflect the corresponding (losses) gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended September 29, 2013, losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(0.4) million and $(5.0) million, respectively. For the three and nine months ended September 30, 2012, gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $1.2 million and $0.8 million, respectively.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$1	$(1,197)	$4,068	$(677)

		$1	$(1,197)	$4,068	$(677)

See Note E “Debt” regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan is collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million is unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The loan is amortized over the term of the loan with semiannual principal payments of approximately $1.0 million payable on September 30 and March 30 each year. At September 29, 2013, the outstanding loan principal of approximately $2.0 million is included in current debt.

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

During the three months ended September 29, 2013, the following circumstance occurred that allows holders to convert their Notes at their option prior to December 15, 2013: the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of November 8, 2013, one holder exercised the option to convert two thousand dollars worth of Notes which Teradyne settled in cash.

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

The Notes are classified as current debt in the balance sheet at September 29, 2013. The tables below represent the components of Teradyne’s convertible senior notes:

	September 29, 2013	December 31, 2012
	(in thousands)
Debt principal	$189,998	$190,000
Unamortized debt discount	8,448	20,104

Net carrying amount of the convertible debt	$181,550	$169,896

The interest expense on Teradyne’s convertible senior notes for the three and nine months ended September 29, 2013 and September 30, 2012 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Contractual interest expense	$2,114	$2,114	$6,388	$6,413
Amortization of the discount component and debt issue fees	4,221	3,710	12,266	10,781

Total interest expense on the convertible debt	$6,335	$5,824	$18,654	$17,194

As of September 29, 2013, the unamortized discount was $8.4 million, which will be amortized over the next six months, and the carrying amount of the equity component was $63.4 million. As of September 29, 2013, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $579.9 million.

F. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances.

	September 29, 2013	December 31, 2012
	(in thousands)
Maintenance, training and extended warranty	$56,481	$51,198
Customer advances	22,287	39,613
Undelivered elements	9,054	6,773

Total deferred revenue and customer advances	$87,822	$97,584

G. Product Warranty

Teradyne generally provides a one-year warranty on its products commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The warranty balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$7,351	$11,047	$9,786	$8,154
Accruals for warranties issued during the period	3,674	4,118	8,781	13,543
Adjustments related to pre-existing warranties	(524)	1,226	(2,323)	1,369
Settlements made during the period	(2,470)	(3,813)	(8,213)	(10,488)

Balance at end of period	$8,031	$12,578	$8,031	$12,578

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Balance at beginning of period	$34,854	$20,754	$26,987	$12,742
Deferral of new extended warranty revenue	5,586	8,733	17,791	21,015
Recognition of extended warranty deferred revenue	(4,120)	(2,007)	(8,458)	(6,277)

Balance at end of period	$36,320	$27,480	$36,320	$27,480

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

During the nine months ended September 29, 2013, Teradyne granted 1.9 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.60 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

During the nine months ended September 30, 2012, Teradyne granted 1.7 million of restricted stock unit awards to employees at a weighted average grant date fair value of $16.73 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.85.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Expected life (years)	4.0	3.5
Interest rate	0.6%	0.4%
Volatility-historical	46.8%	56.0%
Dividend yield	0.0%	0.0%

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

The weighted-average fair value of employee stock purchase rights granted in the nine months ended September 30, 2012 was $3.75. The fair value of the employees’ purchase rights granted in the nine months ended September 30, 2012 was estimated using the Black-Scholes option-pricing model with the following assumptions:

For the Nine Months Ended September 30, 2012
Expected life (years)	0.5
Interest rate	0.11%
Volatility-historical	42.7%
Dividend yield	0.0%

I. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2012 (a)	$2,925	$2,895	$5,820
Other comprehensive income before reclassifications	(1,019)	—	(1,019)
Amounts reclassified from accumulated other comprehensive income	(621)	(325)	(946)

Net current period other comprehensive income	(1,640)	(325)	(1,965)

Balance at September 29, 2013 (a)	$1,285	$2,570	$3,855

(a)	Net of tax of $835 for unrealized gains on marketable securities and $(125) for retirement plans prior service credit.

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and nine months ended September 29, 2013 and September 30, 2012, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
		(in thousands)
Available-for-sale marketable securities
Unrealized gains	$202	$93	$621	$583	Interest income

	$202	$93	$621	$583
Amortization of defined benefit pension and postretirement plans Prior service benefit
	$109	$92	$325	$275	(a)

	$109	$92	$325	$275

Total reclassifications	$311	$185	$946	$858	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note M “Retirement Plans.”

J. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$358,555	$180,960	$177,595	6.3 years
Customer relationships and service and software maintenance contracts	144,971	77,139	67,832	8.0 years
Trade names and trademarks	33,840	13,562	20,278	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$538,366	$272,661	$265,705	7.0 years

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$357,555	$143,126	$214,429	6.3 years
Customer relationships and service and software maintenance contracts	144,971	63,464	81,507	8.0 years
Trade names and trademarks	33,840	10,909	22,931	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,366	$218,499	$318,867	7.0 years

Aggregate intangible asset amortization expense was $18.1 million and $54.2 million, respectively, for the three and nine months ended September 29, 2013 and $18.4 million and $55.3 million, respectively, for the three and nine months ended September 30, 2012. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2013 (remainder)	$18,052
2014	69,213
2015	52,462
2016	52,462
2017	46,304

K. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$69,459	$88,641	$142,604	$233,592

Weighted average common shares-basic	191,307	187,364	190,521	186,592
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes(1)	23,257	21,890	23,303	22,397
Convertible note hedge warrant shares(2)	18,678	16,765	18,742	17,474
Restricted stock units	1,102	1,423	1,000	1,413
Stock options	1,465	1,735	1,564	2,075
Employee stock purchase rights	19	33	35	52

Dilutive potential common shares	44,521	41,846	44,644	43,411

Weighted average common shares-diluted	235,828	229,210	235,165	230,003

Net income per common share-basic	$0.36	$0.47	$0.75	$1.25

Net income per common share-diluted	$0.29	$0.39	$0.61	$1.02

(1)	Incremental shares from assumed conversion of the convertible notes for the three and nine months ended September 29, 2013 and September 30, 2012 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three and nine months ended September 29, 2013 and September 30, 2012 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended September 29, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

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

L. Restructuring and Other

Restructuring

During the nine months ended September 29, 2013, Teradyne recorded $1.3 million of severance charges related to headcount reductions of 40 people, of which $1.0 million was in System Test and $0.3 million was in Semiconductor Test, and a $(0.4) million credit in Corporate for a change in the estimated exit costs related to a leased facility.

During the nine months ended September 30, 2012, Teradyne recorded $0.7 million of severance charges related to headcount reductions of 9 people, of which $0.5 million and 7 people were in System Test, $0.2 million and 2 people were in Wireless Test.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2012 Activities
Balance at December 31, 2011	$325	$1,862	$2,187
Cash payments	(325)	(778)	(1,103)

Balance at December 31, 2012	—	1,084	1,084
Change in estimate	—	(105)	(105)
Cash payments	—	(183)	(183)

Balance at March 31, 2013	—	796	796
Cash payments	—	(199)	(199)

Balance at June 30, 2013	—	597	597
Change in estimate	—	(448)	(448)
Cash payments	—	(149)	(149)

Balance at September 29, 2013	$—	$—	$—

2012 Activities
Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(444)	—	(444)

Balance at December 31, 2012	243	—	243
Cash payments	(243)	—	(243)

Balance at March 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(884)	—	(884)

Balance at September 29, 2013	$453	$—	$453

Balance at September 29, 2013	$453	$—	$453

The remaining accrual for severance and benefits of $0.5 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2014.

Other

During the nine months ended September 30, 2012, due to a decrease in specified new product revenue through December 31, 2012 earn-out period end date, Teradyne recorded an $8.4 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

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

Net periodic pension cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Service cost	$871	$685	$2,557	$2,054
Interest cost	3,350	4,111	10,001	12,333
Expected return on plan assets	(3,664)	(4,090)	(10,925)	(12,269)
Amortization of unrecognized prior service cost	41	58	123	174
Actuarial loss (gain)	—	1,937	(1,122)	5,083

Total net periodic pension cost	$598	$2,701	$634	$7,375

In the nine months ended September 29, 2013, Teradyne contributed $1.3 million to the U.S. supplemental executive defined benefit pension plan and $1.3 million to certain qualified plans for non-U.S. subsidiaries.

During the three months ended September 30, 2012, Teradyne offered to certain former U.S. employees the option to receive their vested pension benefit as a one-time lump sum payment. Approximately 2,000 former employees selected to receive a one-time lump sum payment. Total one-time lump sum payments were approximately $52.0 million.

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

Net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Service cost	$19	$17	$56	$50
Interest cost	86	109	257	328
Amortization of unrecognized prior service benefit	(150)	(150)	(449)	(449)
Actuarial gain	—	—	(236)	(92)

Total net periodic post-retirement benefit	$(45)	$(24)	$(372)	$(163)

N. Commitments and Contingencies

Purchase Commitments

As of September 29, 2013, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments aggregate to approximately $243.3 million, of which $231.5 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, other than set forth herein, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against Teradyne for antitrust violations and unfair business practices alleging that Teradyne excluded BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE sought unspecified damages and an injunction. Teradyne filed a motion to dismiss the complaint. On October 18, 2013, the parties settled the litigation. The settlement included no monetary consideration. The settlement did not and will not have a material impact on Teradyne’s consolidated financial results.

O. Income Taxes

The effective tax rate for the three months ended September 29, 2013 and September 30, 2012 was 21% and 14%, respectively. The increase in Teradyne’s tax rate for the three months ended September 29, 2013 compared to the three months ended September 30, 2012, was primarily attributable to the reduction to deferred income tax benefit recognized discretely in 2012 in connection with Teradyne’s plan to repatriate the unremitted earnings of its Japanese subsidiary.

The effective tax rate for the nine months ended September 29, 2013 and September 30, 2012 was 14% and 21%, respectively. The decrease in Teradyne’s tax rate for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012, was primarily the result of recognizing the tax benefit attributable to the retroactive reinstatement of the U.S. research and development credit and the mix of income by jurisdiction.

The effective tax rate for the three months and nine months ended September 29, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate.

P. Segment Information

Teradyne has three operating segments (Semiconductor Test, Wireless Test and System Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to design, manufacturing and marketing of wireless test products and services. The System Test segment includes operations related to design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2012. Segment information is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 29, 2013:
Net revenues	$304,131	$93,132	$36,113	$—	$433,376
Income (loss) before income taxes(1)(2)	68,932	27,575	(2,462)	(6,493)	87,552
Three months ended September 30, 2012:
Net revenues	$310,979	$118,571	$33,844	$—	$463,394
Income (loss) before income taxes(1)(2)	55,348	58,902	(2,642)	(8,583)	103,025
Nine months ended September 29, 2013:
Net revenues	$808,068	$226,116	$108,448	$—	$1,142,632
Income (loss) before income taxes(1)(2)	141,304	41,491	(153)	(16,159)	166,483
Nine months ended September 30, 2012:
Net revenues	$943,625	$261,827	$202,894	$—	$1,408,346
Income (loss) before income taxes(1)(2)	181,594	97,729	30,964	(14,026)	296,261

(1)	Pension and post retirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three and nine months ended September 29, 2013 and September 30, 2012 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$1,378	$3,085	$1,878	$9,254
Restructuring and other	282	(4)	416	315

Total	$1,660	$3,081	$2,294	$9,569

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$2,059	$2,018	$6,125	$4,134
Cost of revenues—inventory step-up	—	—	—	6,089
Restructuring and other	—	236	82	236

Total	$2,059	$2,254	$6,207	$10,459

Included in the System Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$404	$378	$1,613	$3,020
Restructuring and other	1,055	451	1,430	451

Total	$1,459	$829	$3,043	$3,471

Included in Corporate and Eliminations are credits for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(in thousands)
Restructuring and other	$(448)	$—	$(448)	$(8,406)

Total	$(448)	$—	$(448)	$(8,406)

Q. Stock Repurchase Program

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. In the three and nine months ended September 29, 2013 and September 30, 2012, Teradyne did not repurchase any shares. Cumulatively, as of September 29, 2013, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

R. Subsequent Events

On October 25, 2013, Teradyne completed its acquisition of ZTEC Instruments, Inc. (“ZTEC”) located in Albuquerque, New Mexico. The acquisition was completed by acquiring all of the common and preferred stock of ZTEC for approximately $15 million and up to $5 million payable upon achievement of certain performance targets through December 31, 2015. The fair value of assets and liabilities acquired has not been disclosed because Teradyne has not completed the valuation. ZTEC is a supplier of modular wireless test instruments. The acquisition of ZTEC expands Teradyne’s wireless segment into the design verification test of wireless components and chipsets.

On November 1, 2013, Teradyne sold its equity interest in Empirix Inc. and received proceeds of $34.2 million. An additional $5.2 million of proceeds will be held in escrow for 15 months, for potential indemnifications to the buyer. Teradyne will record a gain of $34.2 million in the fourth quarter of 2013.

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems, collectively these products represent “System Test”.

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

In October 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our wireless segment into the design verification test of wireless components and chipsets.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi and cellular enabled devices. LitePoint and the design verification test business from ZTEC constitute our Wireless Test segment.

We believe our acquisitions of LitePoint and ZTEC, have enhanced our opportunities for growth. We will continue to invest in our business to further expand our addressable markets while tightly managing our costs.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 29, 2013 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Percentage of total net revenues:
Net revenues:
Products	84%	85%	83%	86%
Services	16	15	17	14

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	35	37	35	39
Cost of services	7	7	8	7

Total cost of revenues	41	44	43	46

Gross profit	59	56	57	54
Operating expenses:
Engineering and development	16	14	17	14
Selling and administrative	17	15	18	15
Acquired intangible assets amortization	4	4	5	4
Restructuring and other	—	—	—	(1)

Total operating expenses	37	33	41	32

Income from operations	22	23	16	22
Interest income	—	—	—	—
Interest expense and other	(2)	(1)	(2)	(1)

Income before income taxes	20	22	15	21
Income tax provision	4	3	2	4

Net income	16%	19%	12%	17%

Results of Operations

Third Quarter 2013 Compared to Third Quarter 2012

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	September 29, 2013	September 30, 2012
Semiconductor Test	0.7	0.5
Wireless Test	0.4	0.4
System Test	0.7	0.7
Total Company	0.6	0.5

Revenues

Net revenues by reportable segment were as follows:

	For the Three Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Semiconductor Test	$304.2	$311.0	$(6.8)
Wireless Test	93.1	118.6	(25.5)
System Test	36.1	33.8	2.3

	$433.4	$463.4	$(30.0)

The decrease in Semiconductor Test revenues of $6.8 million or 2% from the three months ended September 30, 2012 to the three months ended September 29, 2013, was primarily due to a decrease in system-on-a-chip (“SOC”) service revenue. The decrease in Wireless Test revenue of $25.5 million or 22% was primarily due to lower volume. The increase in System Test revenue of $2.3 million or 7% was primarily due to an increase in sales due to higher product volume in Storage Test systems, partially offset by lower Mil/Aero product sales.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	September 29, 2013	September 30, 2012
China	27%	29%
Taiwan	25	17
United States	11	12
Korea	9	19
Singapore	7	3
Malaysia	6	3
Europe	4	5
Japan	4	7
Philippines	4	3
Thailand	2	1
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	September 29, 2013	September 30, 2012
	(in millions)
Gross Profit	$254.3	$260.2	$(5.9)
Percent of Total Revenue	58.7%	56.2%	2.5

Gross profit as a percent of revenue increased by 2.5 percentage points from the three months ended September 30, 2012 to the three months ended September 29, 2013. This increase was a result of an increase of

1.7 points due to lower warranty and material cost, an increase of 1.1 points due to lower excess and obsolete inventory provisions and increased sales of previously reserved inventory, partially offset by a decrease of 0.6 points due to lower sales volume across the Wireless Test and Semiconductor Test segments.

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

During the three months ended September 29, 2013, we recorded an inventory provision of $3.8 million included in cost of revenues, due to the following factors:

•	A $2.0 million inventory write-down as a result of product transition in Wireless Test.

•

The remainder of the charge of $1.8 million primarily reflects downward revisions to previously forecasted demand levels, of which $1.4 million was related to Semiconductor Test and $0.4 million was related to System Test.

During the three months ended September 30, 2012, we recorded an inventory provision of $5.5 million included in cost of revenues, due to the following factors:

•	A $3.1 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•	A $2.0 million inventory write-down as a result of product transition in Wireless Test.

•	The remainder of the charge of $0.4 million reflects downward revisions to previously forecasted demand levels in System Test.

During the three months ended September 29, 2013 and September 30, 2012, we scrapped $13.9 million and $1.1 million of inventory, respectively. During the three months ended September 29, 2013 and September 30, 2012, we sold $4.1 million and $0.7 million of previously written-down or written-off inventory. As of September 29, 2013, we had inventory related reserves for inventory which had been written-down or written-off totaling $127.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Engineering and Development	$68.9	$63.9	$5.0
Percent of Total Revenue	15.9%	13.8%

The increase of $5.0 million in engineering and development expenses from the three months ended September 30, 2012 to the three months ended September 29, 2013, was due primarily to increased spending in Semiconductor Test and Wireless Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Selling and Administrative	$72.9	$69.0	$3.9
Percent of Total Revenue	16.8%	14.9%

The increase of $3.9 million in selling and administrative expenses from the three months ended September 30, 2012 to the three months ended September 29, 2013, was due primarily to increased sales and marketing spending in Semiconductor Test and Wireless Test.

Restructuring and Other

Restructuring

During the three months ended September 29, 2013, we recorded $1.3 million of severance charges related to headcount reductions of 40 people, of which $1.0 million was in System Test and $0.3 million in Semiconductor Test, and a $(0.4) million credit related to a change in the estimated exit costs related to a leased facility, in Corporate.

During the three months ended September 30, 2012, Teradyne recorded $0.7 million of severance charges related to headcount reductions of 9 people, of which $0.5 million and 7 people were in System Test, and $0.2 million and 2 people were in Wireless Test.

Interest and Other

Interest expense and other increased by $0.7 million from the three months ended September 30, 2012 to the three months ended September 29, 2013, due primarily to higher interest expense from increased convertible debt discount amortization.

Income Taxes

The effective tax rate for the three months ended September 29, 2013 and September 30, 2012 was 21% and 14%, respectively. The increase in our tax rate for the three months ended September 29, 2013 compared to the three months ended September 30, 2012, was primarily attributable to the reduction to deferred income tax benefit recognized discretely in 2012 in connection with our plan to repatriate the unremitted earnings of our Japanese subsidiary.

The effective tax rate for the three months ended September 29, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At September 29, 2013, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Nine Months of 2013 Compared to Nine Months of 2012

Revenues

Net revenues by reportable segment were as follows:

	For the Nine Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Semiconductor Test	$808.1	$943.6	$(135.5)
Wireless Test	226.1	261.8	(35.7)
System Test	108.4	202.9	(94.5)

	$1,142.6	$1,408.3	$(265.7)

The decrease of $135.5 million or 14% in Semiconductor Test revenues from the nine months ended September 30, 2012 to the nine months ended September 29, 2013, was primarily due to a decrease in system-on-a-chip (“SOC”) test product sales because of a lower application processor market in 2013 compared to 2012. The decrease in System Test revenue of $94.5 million or 47% was primarily due to a decrease in sales due to lower product volume in Storage Test systems. The decrease in Storage Test systems sales was due to lower hard disk drive demand primarily from lower shipments of personal computers, a trend which is expected to continue. The decrease in Wireless Test revenue of $35.7 million or 14% was primarily due to lower volume.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
China	25%	23%
Taiwan	21	18
United States	13	12
Singapore	9	4
Korea	9	15
Europe	6	5
Malaysia	6	4
Japan	5	6
Philippines	3	6
Thailand	2	5
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	September 29, 2013	September 30, 2012
	(in millions)
Gross Profit	$648.9	$760.6	$(111.7)
Percent of Total Revenue	56.8%	54.0%	2.8

Gross profit as a percent of revenue increased by 2.8 percentage points from the nine months ended September 30, 2012 to the nine months ended September 29, 2013. This increase was a result of an increase of 1.9 points related to a favorable product mix in SOC Semiconductor Test and lower Storage Test system sales, an increase of 1.3 points due to lower variable compensation and warranty cost, and an increase of 1.1 points due to lower excess and obsolete inventory provisions and increased sales of previously reserved inventory, partially offset by a decrease of 1.9 points due to lower sales volume across all segments.

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

During the nine months ended September 29, 2013, we recorded an inventory provision of $9.6 million included in cost of revenues, due to the following factors:

•	A $4.1 million inventory write-down as a result of product transition in Wireless Test.

•

The remainder of the charge of $5.5 million primarily reflects downward revisions to previously forecasted demand levels, of which $2.0 million was related to Wireless Test, $1.9 million was related to Semiconductor Test and $1.6 million was related to System Test.

During the nine months ended September 30, 2012, we recorded an inventory provision of $16.4 million included in cost of revenues, due to the following factors:

•	A $5.7 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test.

•	A $3.2 million inventory provision due to a decline in demand versus previously forecasted demand levels for a prior generation Nextest Magnum.

•	A $2.0 million inventory write-down as a result of product transition in Wireless Test.

•

The remainder of the charge of $5.5 million primarily reflects downward revisions to previously forecasted demand levels, of which $3.0 million was related to System Test, $2.1 million was related to Wireless Test and $0.4 million was related to Semiconductor Test.

During the nine months ended September 29, 2013 and September 30, 2012, we scrapped $16.8 million and $8.0 million of inventory, respectively. During the nine months ended September 29, 2013 and September 30, 2012, we sold $8.9 million and $3.2 million, respectively, of previously written-down or written-off inventory. As of September 29, 2013, we had inventory related reserves for inventory which had been written-down or written-off totaling $127.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Engineering and Development	$199.4	$193.1	$6.3
Percent of Total Revenue	17.5%	13.7%

The increase of $6.3 million in engineering and development expenses from the nine months ended September 30, 2012 to the nine months ended September 29, 2013, was due primarily to increased spending in Semiconductor Test, partially offset by lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 29, 2013	September 30, 2012
	(in millions)
Selling and Administrative	$210.0	$207.7	$2.3
Percent of Total Revenue	18.4%	14.7%

The increase of $2.3 million in selling and administrative expenses from the nine months ended September 30, 2012 to the nine months ended September 29, 2013, was due primarily to increased sales and marketing spending in Semiconductor Test and Wireless Test, partially offset by lower variable compensation.

Restructuring and Other

Restructuring

During the nine months ended September 29, 2013, we recorded $1.3 million of severance charges related to headcount reductions of 40 people primarily in System Test and a $(0.4) million credit in Corporate related to the change in the estimated exit costs related to a leased facility.

During the nine months ended September 30, 2012, we recorded $0.7 million of severance charges related to headcount reductions of 9 people primarily in System Test.

Other

During the nine months ended September 30, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded an $8.4 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Interest and Other

Interest expense and other increased by $1.7 million from the nine months ended September 30, 2012 to the nine months ended September 29, 2013, due primarily to higher interest expense from increased convertible debt discount amortization.

Income Taxes

The effective tax rate for the nine months ended September 29, 2013 and September 30, 2012 was 14% and 21%, respectively. The decrease in our tax rate for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012, was primarily the result of recognizing the tax benefit attributable to the retroactive reinstatement of the U.S. research and development credit and the mix of income by jurisdiction.

The effective tax rate for the nine months ended September 29, 2013 is lower than the 35% U.S. statutory federal tax rate primarily due to the research and development credit and the effect of foreign income taxed at a rate lower than the U.S. statutory rate.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At September 29, 2013, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations at September 29, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$243,264	$231,507	$11,757	$—	$—	$—
Debt Obligations	192,021	192,021	—	—	—	—
Retirement Plan Contributions	50,749	5,054	10,722	10,934	24,039	—
Operating Lease Obligations	46,184	13,273	19,209	7,576	6,126	—
Interest on Debt	8,571	8,571	—	—	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(1)	76,442	—	17,455	—	—	58,987

Total	$617,231	$450,426	$59,143	$18,510	$30,165	$58,987

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $153.0 million in the nine months ended September 29, 2013, to $1,159 million. Cash activity for the nine months ended September 29, 2013 and September 30, 2012 was as follows:

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$270.6	$387.6
Change in operating assets and liabilities	(47.2)	(25.4)

Net cash provided by operating activities	223.4	362.2

Net cash used for investing activities	(5.6)	(430.6)

Net cash provided (used) by financing activities	16.1	(19.7)

Increase (decrease) in cash and cash equivalents	$233.9	$(88.0)

In the nine months ended September 29, 2013, changes in operating assets and liabilities used cash of $47.2 million. This was due to a $48.1 million increase in operating assets and a $0.9 million increase in operating liabilities.

The increase in operating assets was due to a $56.0 million increase in accounts receivable and a $26.3 million increase in other assets primarily due to an increase in prepayments, partially offset by a $34.2 million decrease in inventories. The increase in operating liabilities was due to a $9.4 million increase in accounts payable, a $13.8 million increase in accrued income taxes and a $10.5 million increase in other accrued liabilities, partially offset by a $19.2 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $9.8 million decrease in customer advance payments and deferred revenue, and $3.6 million of retirement plan contributions.

Investing activities during the nine months ended September 29, 2013 used cash of $5.6 million, due to $657.2 million used for purchases of marketable securities and $82.9 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $401.9 million and $332.6 million, respectively.

Financing activities during the nine months ended September 29, 2013 provided cash of $16.1 million. $16.8 million was due to the issuance of common stock under stock option and stock purchase plans and $0.8 million from a tax benefit related to stock options and restricted stock units, partially offset by $1.1 million of cash used for payments on long-term debt related to the Japan loan and $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration.

In the nine months ended September 30, 2012, changes in operating assets and liabilities used cash of $25.4 million. This was due to a $43.8 million increase in operating assets, and a $18.4 million increase in operating liabilities.

The increase in operating assets was due to a $76.1 million increase in accounts receivable resulting from higher sales volume, partially offset by a $25.1 million decrease in inventories and a $7.3 million decrease in other assets primarily due to a decrease in prepayments. The increase in operating liabilities was due to a $50.3 million increase in accrued income taxes, a $4.3 million increase in accounts payable due to increased sales volume and a $0.8 million increase in other accrued liabilities, partially offset by a $22.7 million decrease in accrued employee compensation due primarily to variable compensation and employee stock awards payroll taxes payments, a $10.7 million decrease in customer advance payments and deferred revenue and $3.7 million of retirement plan contributions.

Investing activities during the nine months ended September 30, 2012 used cash of $430.6 million, due to $510.2 million used for purchases of marketable securities and $91.1 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $156.4 million and $14.3 million, respectively.

Financing activities during the nine months ended September 30, 2012 used cash of $19.7 million due to $44.0 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.2 million of cash used for payments on long-term debt related to the Japan loan, partially offset by $17.9 million in proceeds from the issuance of common stock under stock option and stock purchase plans, and $7.6 million from the tax benefit related to stock options and restricted stock units.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $360 million of cash outside the U.S. that if repatriated would incur additional taxes. Inflation has not had a significant long-term impact on earnings.

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

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against us for antitrust violations and unfair business practices alleging that we excluded BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE sought unspecified damages and an injunction. We filed a motion to dismiss the complaint. On October 18, 2013, the parties settled the litigation. The settlement included no monetary consideration.The settlement did not and will not have a material impact on our consolidated financial results.

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

We have significant guarantee, indemnification and customer confidentiality obligations.

From time to time, we make guarantees to customers regarding the delivery, price and performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. Additionally, we have confidentiality obligations to certain customers. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition or operating results.

We may take actions in response to slowdowns in the markets for our products which may adversely affect our operating results.

During the third quarter of 2013, in response to the slowdown in the hard disk drive test market, we implemented a headcount reduction in our storage test business unit. It is possible that we may need to take further cost control and reduction measures including shifting more of our operations to lower cost regions, divesting of certain businesses, reducing the number of our employees, and reducing planned capital expenditures and expense budgets. We cannot predict whether these measures will be sufficient to offset certain of the negative trends that might affect our storage test business.

In addition, slowdowns in the markets for our products and deterioration in economic conditions may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, asset write-offs and restructuring charges that adversely affect our operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, Teradyne’s board of directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of September 29, 2013, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 29, 2013 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 1, 2013 – July 28, 2013	—	$—	—	$168,825
July 29, 2013 – August 25, 2013	—	$—	—	$168,825
August 26, 2013 – September 29, 2013	—	$—	—	$168,825

	—	$—	—	$168,825

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

November 8, 2013