Form 10-K
period 2013-12-31
TERADYNE, INC
filed 2014-02-28
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $3.0 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 21, 2014 was 193,977,544 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2014 annual meeting of shareholders are incorporated by reference into Part III.

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “System Test”).

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, and aerospace and military contractors.

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks, laptops, personal computer peripherals, and other Wi-Fi, Bluetooth and cellular enabled devices. LitePoint and ZTEC represent our Wireless Test segment.

In 2009, we entered the High Speed dynamic random access memory (“DRAM”) testing market with our UltraFlex-M product. High speed DRAM memory devices are used for data storage and high-end graphics applications in personal computer and gaming consoles.

In 2009, we also entered the market for hard disk drive test systems with our Neptune product. The Neptune product line is used to test 2.5 inch hard disk drives for laptops, notebooks and consumer electronic storage devices. In 2013, we expanded our product line to include 3.5 inch hard disk drives which are used in cloud computing and other applications.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a worldwide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, industrial, communications, consumer, and computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, microprocessors and high-density as well as high speed memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and outsourced semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

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

FLEX Test Platform purchases are being made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs and test houses by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include smart phones, cell phones, tablets, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The introduction of the UltraFLEX-M tester in 2009 extended the FLEX Test Platform into the High Speed DRAM testing market. The FLEX Test Platform has an installed base of more than 3,800 systems.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices, such as microcontrollers, that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products. We continue to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to new devices that include high end microcontrollers and the latest generation of cameras. In 2013, we introduced the J750 Ex-HD which includes system enhancements and new high density instruments that enable the J750 test platform to provide higher test cell productivity. The J750 platform has an installed base of over 4,200 systems.

Our acquisition of Nextest Systems Corporation (“Nextest”) in January of 2008 expanded our product offerings to include the Magnum test platform. The Magnum products address the requirements of mass production test of memory devices such as flash memory and DRAM. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum II is the newest member of the family. With test rates up to 800 megabits per second and a versatile architecture designed for maximal throughput, Magnum II tests flash and DRAM devices, an important advantage for large memory producers that manufacture both types of memory. The Magnum platform has an installed base of over 1,500 systems.

Our acquisition of Eagle Test Systems, Inc. (“Eagle Test”) in November of 2008 expanded our product offerings to include the ETS platform. The ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Eagle Test’s proprietary SmartPin™ technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by Eagle Test’s systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cell phones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. In 2013, we introduced ETS-88, a high performance multiside production test system designed to test a wide variety of high volume commodity and precision devices. The ETS platform has an installed base of over 3,200 systems.

Wireless Test

Our acquisition of LitePoint in October of 2011 and ZTEC in October of 2013 expanded our product offerings in the wireless test industry. LitePoint designs, develops, and supports advanced wireless test equipment for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi, Bluetooth and cellular enabled devices. LitePoint collaborates with developers, component manufacturers, and industry leaders to create agile systems capable of analyzing the entire wireless landscape. Using easy-to-deploy, innovative test methodologies running on software-controlled module designs, LitePoint’s IQ product line is designed for high-volume, low-cost production test. LitePoint’s products fall into two categories: cellular and connectivity. ZTEC is a supplier of modular wireless test instruments for the design verification test of wireless components and chipsets.

Cellular

The LitePoint IQxstream™ is an optimized solution for high-speed testing of GSM, EDGE, W-CDMA, HSPA+, CDMA2000, and LTE technologies—used for calibration and verification of smartphones, tablets, and embedded cellular modules. As the industry’s first “multi-DUT” test solution, it greatly increases production output through the implementation of parallel test methods of multiple devices. IQxstream is complemented by LitePoint’s IQvector™, a turnkey production-optimized testing package that supports the leading cellular chipset solutions, which allows manufacturers to ramp volume production in a matter of weeks, rather than months.

Connectivity

LitePoint offers a comprehensive range of test equipment for connectivity testing. The IQxel™ test systems enable testing of the latest Wi-Fi standard—802.11ac—taking wireless data rates beyond the gigabit per second barrier. The IQxel supports multiple bandwidths and channel configurations, MIMO antenna arrangements, Bluetooth™ 1.0-4.0, as well as legacy 802.11 a/b/g/n/p modes. It is targeted at manufacturers of networking equipment, Internet access devices, and embedded modules used in smartphones, tablets, and PCs. The LitePoint IQ2015™ is a one-box solution for multi-connectivity needs, including Wi-Fi (a/b/g/n), Bluetooth (1.0-4.0), GPS/GLONASS, FM, WiMAX and ZigBee. It is a preferred choice by manufacturers of smartphones and tablets. LitePoint continues to deliver and support its legacy products, including IQflex™, IQnxn™, IQ2010™, IQnav™, and IQview™.

LitePoint IQfactPlus™ is a turnkey, chipset specific testing package, enabling rapid volume manufacturing with a minimum of engineering effort. IQfact solution can be customized for a specific end product and then deployed on LitePoint test equipment.

System Test

Our System Test segment is comprised of three business units: Mil/Aero, Storage Test and Commercial Board Test.

Mil/Aero

We are a leading provider of high-performance test systems, subsystems, instruments and service for the defense and aerospace markets. Our test products are used to ensure the readiness of military and commercial aerospace electronics systems. New programs, such as tactical aircraft and missile systems, as well as upgrade programs, continue to fuel the demand for high performance test systems in this market. Our test products are well-suited to the demands of defense/aerospace electronics manufacturers and repair depots worldwide. Our leadership in this market is underscored by our success with major Department of Defense programs across all U.S. military service branches and many allied defense services worldwide.

Storage Test

The Storage Test business unit addresses the high throughput, automated manufacturing test requirement of hard disk drive (HDD) manufacturers. Our products address the 2.5 inch and 3.5 inch HDD markets. The 2.5 inch market is driven by the needs of laptop, ultrabook and enterprise storage products. The 3.5 inch HDD market is driven by the needs of data centers and cloud storage. Our products lead in addressing customer requirements related to factory density, thermal performance and vibration isolation.

Commercial Board Test

Our test systems are used by electronics manufacturers worldwide to verify that printed circuit boards are assembled correctly and operational. Fast, accurate and cost-effective test capabilities are hallmark features of our In-Circuit-Test (ICT) systems, including the TestStation™ and Spectrum™ product families. In 2013, we introduced new products to address the growing requirements to deliver increased throughput for high volume applications.

Discontinued Operations

On March 21, 2011, our Diagnostic Solutions business unit was sold to SPX Corporation for $40.2 million in cash. This business provided electronic test and diagnostic systems to the automotive OEMs and their major subcontractors. This business unit was in our System Test segment. Diagnostic Solutions has been reflected as discontinued operations in the accompanying financial statements.

Summary of Net Revenues by Reportable Segment

Our three reportable segments accounted for the following percentages of consolidated net revenues for each of the last three years:

	2013	2012	2011
Semiconductor Test	71%	68%	77%
Wireless Test	18	17	2
System Test	11	15	21

	100%	100%	100%

Sales and Distribution

In 2013 and 2012, revenues from Apple Inc. accounted for 12% and 10%, respectively, of our consolidated net revenues. Apple Inc. is a customer of our Semiconductor Test and Wireless Test segments. In 2011, no single customer accounted for 10% or more of our consolidated net revenues. In each of the years 2013, 2012 and 2011, our three largest customers in aggregate accounted for 26%, 29% and 19% of our consolidated net revenues, respectively.

Direct sales to United States government agencies accounted for 3%, 2% and 2% of our consolidated net revenues in 2013, 2012 and 2011, respectively. Approximately 32%, 15% and 8% of System Test’s revenues in 2013, 2012 and 2011, respectively, were to United States government agencies and 24%, 20% and 17% of System Test’s revenues in 2013, 2012 and 2011, respectively, were to government contractor customers.

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

Sales to customers outside the United States were 84%, 86% and 84% of our consolidated net revenues in 2013, 2012 and 2011, respectively. Sales are attributed to geographic areas based on the location of the customer site.

Sales to customers outside of the United States that accounted for 10% or more of our consolidated net revenues in any of the previous three years were as follows:

	2013	2012	2011
China	23%	21%	13%
Taiwan	19	18	12
Korea	8	13	10
Japan	6	6	10
Malaysia	6	4	10

See also “Item 1A: Risk Factors” and Note R: “Operating Segment, Geographic and Significant Customer Information” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. Competitors in the Semiconductor Test segment include, among others, Advantest Corporation and LTX–Credence Corporation. Competitors in the System Test segment include, among others, Agilent Technologies, Inc. and Xyratex Ltd, which announced on December 23, 2013 that it has agreed to be acquired by Seagate Technology plc.

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

Backlog

At December 31, 2013 and 2012, our backlog of unfilled orders in our three reportable segments was as follows:

	2013	2012
	(in millions)
Semiconductor Test	$233.8	$204.2
Wireless Test	31.2	29.8
System Test	96.6	120.0

	$361.6	$354.0

Of the backlog at December 31, 2013, approximately 98% of the Semiconductor Test backlog, 94% of System Test backlog, and 65% of Wireless Test backlog, is expected to be delivered in 2014.

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

Employees

As of December 31, 2013, we employed approximately 3,800 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. Engineering and development expenditures for the years ended December 31, 2013, 2012 and 2011 were $264.1 million, $255.9 million, and $201.0 million, respectively. These expenditures accounted for approximately 18.5%, 15.4%, and 14.1% of our consolidated net revenues in 2013, 2012, and 2011, respectively.

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

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Mark E. Jagiela	53	Chief Executive Officer, President and President of Semiconductor Test	Chief Executive Officer since February 2014; President of Teradyne since January 2013; President of Semiconductor Test since 2003; Vice President of Teradyne from 2001 to 2013.

Gregory R. Beecher	56	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001; Treasurer of Teradyne from 2003 to 2005 and since 2006.

Charles J. Gray	52	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009; Vice President and General Counsel of Sonus Networks, Inc. from 2002 to 2008.

Walter G. Vahey	49	President of System Test	President of System Test since July 2012; Vice President of Teradyne since 2008; General Manager of Storage Test since 2008; General Manager of Commercial Board Test since April 2013; General Manager of Mil/Aero from 2004 to July 2012.

Item 1A:	Risk Factors

Risks Associated with Our Business

The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business is impacted by global and industry-specific economic cycles, which are difficult to predict, and actions we have taken or may take to offset these cycles may not be sufficient.

Capital equipment providers in the electronics and semiconductor industries, such as Teradyne, have, in the past, been negatively impacted by both sudden slowdowns in the global economies and recurring cyclicality within those industries. These cycles have resulted in periods of over-supply; a trend we believe will continue to occur for newer generations of electronic products. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers of semiconductors and other electronics, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for doubtful accounts and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world, and we cannot ensure that the level of revenues or new orders for a fiscal quarter will be sustained in subsequent quarters. We have taken actions to address the effects of general economic variability and recurring industry cyclicality, including implementing cost control and reduction measures. If our businesses experience further downturns, whether due to a deterioration in global economic conditions or slowdowns in specific markets we serve, we may need to take further cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset global or market-specific disruptions that might affect our test businesses.

In 2013, revenue from our Storage Test business unit was significantly lower than 2012 due to lower hard disk drive demand from lower shipments of personal computers, a trend which is expected to continue. In response to this lower demand, during the third quarter of 2013, we implemented a headcount reduction in the Storage Test business unit. It is possible that we may need to take further cost control and reduction measures including reducing the number of employees and reducing manufacturing capacity. A prolonged slowdown in hard disk drive demand may result in increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

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

The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years 2013, 2012 and 2011, our three largest customers in aggregate accounted for 26%, 29% and 19% of consolidated net revenues, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated net revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our products will continue to be concentrated with a limited number of significant customers for the foreseeable future. The loss of a significant customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition or results of operations.

Failure to realize the estimated sales value of equipment leased to our customers may adversely affect our results of operations.

We occasionally lease equipment to our customers, typically for a term of one year. We expect that the volume of leasing transactions and the value of equipment under leases to significantly increase in the near term. In connection with these equipment leases, the cost of the equipment is recorded as an asset on our balance sheet and depreciated over an estimated useful life of four years. Realization of the leased equipment’s value depends on numerous factors including: the technological obsolescence of the leased equipment; the general market conditions at the time of expiration of the lease; the customer’s election to renew the lease; and the cost of comparable new equipment. Our inability to realize the leased equipment’s value could cause a decrease in revenue and an increase in asset write-offs which would in each case reduce our operating income.

Our operating results are likely to fluctuate significantly.

Our operating results are affected by a wide variety of factors that could materially adversely affect revenues or profitability. The following factors could impact future operations:

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

•	engineering and development investments relating to new product introductions, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived and intangible assets and goodwill;

•	the leasing of our products to significant customers;

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products; and

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases.

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

Certain components, including semiconductor chips, may be in short supply from time to time because of high industry demand or the inability of some vendors to consistently meet our quality or delivery requirements. Approximately 25% of material purchases require some custom work where having multiple suppliers would be cost prohibitive. If any of our suppliers were to cancel contracts or commitments or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have significantly decreased revenues and earnings and be subject to contractual penalties, which would have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on contract manufacturers for certain subsystems used in our products, and our ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom we do not exercise any control.

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

The value of our common stock may be impacted by settlement of our convertible notes and exercise of the warrants issued to the convertible note hedge counterparty.

Upon maturity on March 15, 2014 of our 4.50% Convertible Senior Notes (the “Notes”), the Notes will be “net share settled,” meaning that holders will receive, for each $1,000 in principal amount of Notes, $1,000 in cash and a number of shares of our common stock equal to 182.65 (subject to anti-dilution adjustment under certain circumstances) less a number of shares having $1,000 of value, as determined based on the average trading price of our common stock over a 25-day trading period from February 5, 2014 to March 12, 2014. We intend to satisfy this obligation through use of cash and by exercise of our call option agreement we entered into with Goldman, Sachs & Co. (the “hedge counterparty”) at the time of issuance of the Notes. The hedge counterparty will subsequently be able to exercise warrants with a strike price of $7.67 (an amount 75% higher than the closing price of our common stock on March 31, 2009). These warrants will be net share settled, with approximately 534,000 warrants settled on a daily basis over a 65-day trading period from June 17, 2014 to September 17, 2014. However, we are not obligated to issue more than 34,526,500 shares of our common stock upon exercise of the warrants (which amount represented less than 19.99% of our outstanding shares of common stock as of March 31, 2009, without giving effect to any shares of common stock issuable pursuant to the warrant transaction). While the convertible note hedge is expected to reduce the potential dilution to our common stock upon settlement of the Notes, the warrant transaction will separately have a dilutive effect to the extent that the market value per share of our common stock upon exercise of the warrants exceeds the applicable strike price of the warrants, which could impact the value of our stock. The value of our stock may be further impacted by actions of the hedge counterparty, including derivative transactions it may have entered into with respect to our common stock, purchases it may have made of shares of our common stock or other securities, including the Notes, the settlement of these derivative transactions with respect to our common stock, and/or by selling our common stock or other securities, including the Notes, in secondary market transactions.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2013, we have not incurred material costs as result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.

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

We currently are, and in the future may be, subject to litigation that could have an adverse effect on our business.

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

We have been sued for patent infringement in the past and receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products or it could force us to seek a license to the intellectual property rights of others or alter such products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation could require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse effect on our financial condition or operating results and cash flows.

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

From time to time, we make guarantees to customers regarding the delivery, price and performance of our products and guarantee certain indebtedness, performance obligations or lease commitments of our subsidiary and affiliate companies. We also have agreed to provide indemnification to our officers, directors, employees and agents, to the extent permitted by law, arising from certain events or occurrences while the officer, director, employee or agent, is or was serving at our request in such capacity. Additionally, we have confidentiality obligations to certain customers and if breached would require the payment of significant penalties. If we become liable under any of these obligations, it could materially and adversely affect our business, financial condition or operating results. For additional information see Note K: “Commitments and Contingencies—Guarantees and Indemnification Obligations” in Notes to Consolidated Financial Statements.

We may discontinue or reduce our quarterly cash dividend.

In January 2014, our Board of Directors initiated a quarterly dividend program and declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to shareholders of record as of May 9, 2014. Holders of our Common Stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have declared a quarterly cash dividend on our Common Stock, we are not required to do so and may reduce or eliminate our cash dividend in the future. The reduction or elimination of our cash dividend could adversely affect the market price of our Common Stock.

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

Our operations, and the operations of our customers and suppliers, are subject to risks of natural catastrophic events, widespread health epidemics, acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations.

Our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Our operations, and those of our customers and suppliers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial conditions or results of operations.

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following table provides information as to our principal facilities:

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, System Test & Corporate	1-2-3-4-5-6	422,000
Agoura Hills, California	Semiconductor Test	3-5	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	79,000

			621,000
Properties Leased:
Cebu, Philippines	Semiconductor Test & Corporate	1-2-6	135,000
San Jose, California	Semiconductor Test	2-3-4-5	128,000
Buffalo Grove, Illinois	Semiconductor Test	2-3-4-5	95,000
Sunnyvale, California	Wireless Test	2-3-4-5-6	75,000
Shanghai, China	Semiconductor Test & System Test	2-5-6	44,000
Hsinchu, Taiwan	Semiconductor Test & System Test	5	43,000
Heredia, Costa Rica	Semiconductor Test	2-6	42,000
Seoul, Korea	Semiconductor Test	5	28,000
Singapore, Singapore	Semiconductor Test & Corporate	2-3-5	23,000

			613,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Sales Support and Manufacturing, 3. Engineering and Development, 4. Marketing, 5. Sales and Administration, 6. Storage and Distribution.

Item 3:	Legal Proceedings

We are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. We believe that we have meritorious defenses against all pending claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of any pending claims or to provide possible ranges of losses that may arise, we believe, other than as set forth herein, the potential losses associated with all of these actions are unlikely to have a material adverse effect on our business, financial position or results of operations.

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against us for antitrust violations and unfair business practices alleging that we excluded BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE sought unspecified damages and an injunction. We filed a motion to dismiss the complaint. On October 18, 2013, the parties settled the litigation. The settlement included no monetary consideration. The settlement did not and will not have a material impact on our consolidated financial results.

Item 4:	Mine Safety Disclosure: Not Applicable

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sales price on the New York Stock Exchange.

Period	High	Low
2012
First Quarter	$17.50	$13.53
Second Quarter	18.01	13.18
Third Quarter	16.49	12.95
Fourth Quarter	16.90	13.40
2013
First Quarter	$17.66	$15.44
Second Quarter	18.57	14.05
Third Quarter	18.73	15.22
Fourth Quarter	17.90	15.75

The number of record holders of our common stock at February 21, 2014 was 2,340.

In January 2014, our Board of Directors initiated a quarterly dividend program and declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to shareholders of record as of May 9, 2014.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on our equity compensation plans and our performance graph.

In November 2010, the Board of Directors authorized a stock repurchase program for up to $200 million. The cumulative repurchases as of December 31, 2013 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84 per share.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2013 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 30, 2013 – October 27, 2013	—	$—	—	$168,825
October 28, 2013 – November 24, 2013	—	$—	—	$168,825
November 25, 2013 – December 31, 2013	—	$—	—	$168,825

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1)(2)(3)(4)(5):
Net revenues	$1,427,933	$1,656,750	$1,429,061	$1,566,162	$777,425

Income (loss) from continuing operations	164,947	217,049	343,957	379,692	(129,520)

Net income (loss)	$164,947	$217,049	$369,873	$384,820	$(127,994)

Income (loss) from continuing operations per common share—basic	$0.86	$1.16	$1.86	$2.11	$(0.75)

Income (loss) from continuing operations per common share—diluted	$0.70	$0.94	$1.52	$1.73	$(0.75)

Net income (loss) per common share—basic	$0.86	$1.16	$2.00	$2.14	$(0.74)

Net income (loss) per common share—diluted	$0.70	$0.94	$1.63	$1.75	$(0.74)

Consolidated Balance Sheet Data:
Total assets	$2,629,824	$2,429,345	$2,188,639	$1,810,355	$1,235,337

Short-term debt obligations	186,663	2,328	2,573	2,450	2,157

Long-term debt obligations	$—	$171,059	$159,956	$150,182	$141,100

(1)	The Consolidated Statement of Operations Data for the year ended December 31, 2013 includes $34.2 million of a gain from the sale of an equity investment.
(2)	As a result of the divestiture of Diagnostic Test Solutions in 2011, we are reporting this business unit as discontinued operations for all periods presented.
(3)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes the results of operations of LitePoint from October 5, 2011.
(4)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes a tax benefit of $129.5 million due primarily to the release of the deferred tax valuation allowance.
(5)	The Consolidated Statement of Operations Data for the year ended December 31, 2009 includes $32.6 million of severance charges and $3.7 million of facilities charges related to the early exit of leased facilities.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “System Test”).

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

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks, laptops, personal computer peripherals, and other Wi-Fi, Bluetooth and cellular enabled devices. LitePoint and ZTEC represent our Wireless Test segment.

We believe our acquisitions of LitePoint and ZTEC have enhanced our opportunities for growth. We will continue to invest in our business to expand further our addressable markets while tightly managing our costs.

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have, a significant effect on our business since our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor and electronics industries. Historically, these demand fluctuations have resulted in significant variations in our results of operations. The sharp swings in the semiconductor and electronics industries in recent years have generally affected the semiconductor and electronics test equipment and services industries more significantly than the overall capital equipment sector.

In 2013, revenue from our Storage Test business unit was significantly lower than 2012 due to lower hard disk drive demand from lower shipments of personal computers, a trend which is expected to continue. In response to this lower demand, during the third quarter of 2013, we implemented a headcount reduction in the Storage Test business unit. It is possible that we may need to take further cost control and reduction measures including reducing the number of employees and reducing manufacturing capacity. A prolonged slowdown in hard disk drive demand may result in increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

On March 21, 2011, we completed the sale of our Diagnostic Solutions business unit, which was included in the System Test segment, to SPX Corporation for $40.2 million in cash. We sold this business as its growth potential as a stand-alone business was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations.

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

Our equipment has non-software and embedded software components that function together to deliver the equipment’s essential functionality. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require us to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received. We also defer the portion of the sales price that is not due until acceptance, which represents deferred profit.

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

We do not provide our customers with contractual rights of return for any of our products.

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

Income Taxes

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the realizability of our deferred tax assets. As a result of this review, undertaken at December 31, 2002, we concluded under applicable accounting criteria that it was more likely than not that our deferred tax assets would not be realized and established a valuation allowance in several jurisdictions, most notably the United States. At December 31, 2011, we reassessed this judgment and concluded that it is more likely than not that a substantial majority of our deferred tax assets will be realized through consideration of both the positive and negative evidence. The evidence consisted primarily of our three year U.S. historical cumulative profitability, projected future taxable income, forecasted utilization of the deferred tax assets and the fourth quarter of 2011 acquisition of LitePoint offset by the volatility of the industries we operate in, primarily the semiconductor industry. As such, we reduced the valuation allowance by $190.2 million, which was recorded as a tax benefit in the year ended December 31, 2011. At December 31, 2013 and 2012, we maintained a valuation allowance for certain deferred tax assets of $40.4 million and $55.4 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to uncertainty regarding their realization. Adjustments could be required in the future if we estimate that the amount of deferred tax assets to be realized is more or less than the net amount we have recorded.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retrospectively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013. As a result, in the first quarter of 2013, we recorded a discrete benefit related to 2012 U.S. federal research and development tax credit of approximately $6.7 million.

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

Goodwill, Intangible and Long-Lived Assets

We assess the impairment of intangible and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important in the determination of an impairment include significant underperformance relative to historical or projected future operating results, significant changes in the manner that we use the acquired asset and significant negative industry or economic trends. There were no events or circumstances indicating that the carrying value may not be recoverable in 2013, 2012 or 2011. When we determine that the carrying value of intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks. We assess goodwill for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded in an amount equal to that excess. No goodwill impairment was identified in 2013, 2012 or 2011.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Percentage of net revenues:
Net revenues:
Products	80.9%	83.5%	81.2%
Services	19.1	16.5	18.8

Total net revenues	100.0	100.0	100.0
Cost of revenues:
Cost of products	34.9	38.8	40.5
Cost of services	8.4	7.7	9.7

Total cost of revenues	43.4	46.5	50.2
Gross profit	56.6	53.5	49.8
Operating expenses:
Engineering and development	18.5	15.4	14.1
Selling and administrative	19.6	16.7	16.2
Acquired intangible assets amortization	5.1	4.4	2.8
Restructuring and other	0.1	(0.5)	0.5

Total operating expenses	43.3	36.1	33.6
Income from operations	13.4	17.3	16.2
Interest income	0.3	0.2	0.5
Interest expense and other	(0.5)	1.5	1.7

Income from continuing operations before income taxes	14.1	16.1	15.0
Provision (benefit) for income taxes	2.6	3.0	(9.1)

Income from continuing operations	11.6	13.1	24.1
Income from discontinued operations before income taxes	—	—	0.1
Benefit for income taxes	—	—	0.0

Income from discontinued operations	—	—	0.1
Gain on disposal of discontinued operations (net of tax)	—	—	1.7

Net income	11.6%	13.1%	25.9%

Results of Operations

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	Three months ended December 31,
	2013	2012	2011
Semiconductor Test	1.0	1.0	1.2
Wireless Test	0.7	1.1	0.7
System Test	1.0	1.6	1.9
Total Company	1.0	1.1	1.3

Revenues

Net revenues for our three reportable segments were as follows:

	2013	2012	2011	2012-2013 Dollar Change	2011-2012 Dollar Change
	(in millions)
Semiconductor Test	$1,023.0	$1,127.7	$1,106.2	$(104.7)	$21.5
Wireless Test	251.9	286.4	28.4	(34.5)	258.0
System Test	153.0	242.7	294.5	(89.7)	(51.8)

	$1,427.9	$1,656.8	$1,429.1	$(228.9)	$227.7

The decrease in Semiconductor Test revenues of $104.7 million or approximately 9% from 2012 to 2013 was primarily due to a decrease in system-on-a-chip (“SOC”) test product sales because of a lower application processor market, which is a key sector of the mobility applications market, in 2013 compared to 2012, partially offset by higher memory system sales.

The increase in Semiconductor Test revenues of $21.5 million or approximately 2% from 2011 to 2012 was primarily due to an increase in SOC test product sales for mobility applications, partially offset by a decrease in memory system sales.

The decrease in Wireless Test revenues of $34.5 million or approximately 12% from 2012 to 2013 was primarily due to lower connectivity volume, partially offset by higher cellular volume.

The acquisition of ZTEC, which was completed in October of 2013, added $0.4 million of revenues in 2013. The acquisition of LitePoint, which was completed in October of 2011, added $286.4 million and $28.4 million of revenues in 2012 and 2011, respectively. LitePoint and ZTEC represent our Wireless Test segment.

The decrease in System Test revenues of $89.7 million or approximately 37% from 2012 to 2013 was primarily due to lower product volume in Storage Test systems. The decrease in Storage Test system sales was due to lower hard disk drive demand primarily from lower shipments of personal computers, a trend which is expected to continue.

The decrease in System Test revenues of $51.8 million or approximately 18% from 2011 to 2012 was primarily due to lower product volume in both Storage Test systems and Commercial Board Test systems, partially offset by an increase in Mil/Aero system and instrument sales.

Our three reportable segments accounted for the following percentages of consolidated net revenues for each of the last three years:

	2013	2012	2011
Semiconductor Test	71%	68%	77%
Wireless Test	18	17	2
System Test	11	15	21

	100%	100%	100%

Net revenues by country as a percentage of total revenues were as follows (1):

	2013	2012	2011
China	23%	21%	13%
Taiwan	19	18	12
United States	16	14	16
Korea	8	13	10
Singapore	8	6	6
Europe	6	5	7
Malaysia	6	4	10
Japan	6	6	10
Philippines	4	7	9
Thailand	2	5	6
Rest of the World	2	1	1

	100%	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

The breakout of product and service revenues for the past three years was as follows:

	2013	2012	2011	2012-2013 Dollar Change	2011-2012 Dollar Change
	(in millions)
Product Revenues	$1,154.9	$1,383.6	$1,160.2	$(228.7)	$223.4
Service Revenues	273.0	273.2	268.9	(0.2)	4.3

	$1,427.9	$1,656.8	$1,429.1	$(228.9)	$227.7

Our product revenues decreased $228.7 million or 17% in 2013 from 2012 primarily due to a decrease in SOC test product sales because of a lower application processor market and due to lower volume in Storage Test systems.

Service revenues, which are derived from the servicing of our installed base of products and includes equipment maintenance contracts, repairs, extended warranties, parts sales, and applications support, decreased $0.2 million or 0.1%.

Our product revenues increased $223.4 million or 19% in 2012 from 2011 primarily due to $254.6 million of product revenues from the addition of LitePoint, an increase in SOC Semiconductor Test products for mobility applications and an increase in Mil/Aero systems and instruments. The increase was partially offset by a decrease in sales in our memory test and Storage Test systems. Service revenues increased $4.3 million or 2%.

In 2013 and 2012, revenues from one customer accounted for 12% and 10%, respectively, of our consolidated net revenues. In 2011, no single customer accounted for 10% or more of our consolidated net revenues. In each of the years 2013, 2012 and 2011, our three largest customers in aggregate accounted for 26%, 29% and 19% of our consolidated net revenues, respectively.

Gross Profit

	2013	2012	2011	2012-2013 Dollar / Point Change	2011-2012 Dollar / Point Change
	(dollars in millions)
Gross Profit	$808.8	$886.0	$711.8	$(77.2)	$174.2
Percent of Total Net Revenues	56.6%	53.5%	49.8%	3.1	3.7

Gross profit as a percent of revenue increased from 2012 to 2013 by 3.1 percentage points. This increase was a result of an increase of 1.7 points related to a favorable product mix in SOC Semiconductor Test and lower Storage Test system sales compared to 2012, an increase of 1.1 points due to pension income in 2013 compared to pension expense in 2012, an increase of 1.1 points due to lower excess and obsolete inventory provisions and increased sales of previously reserved inventory, and an increase of 0.4 points as a result of no purchase accounting inventory step-up in 2013, partially offset by a decrease of 1.4 points due to lower sales volume across all segments.

Gross profit as a percentage of revenues increased from 2011 to 2012 by 3.7 percentage points. This increase was a result of an increase of 4.6 points primarily due to the addition of LitePoint, partially offset by a decrease of 1.2 points due to higher inventory provisions.

The breakout of product and service gross profit was as follows:

	2013	2012	2011	2012-2013 Dollar / Point Change	2011-2012 Dollar / Point Change
	(dollars in millions)
Product Gross Profit	$655.9	$740.7	$581.2	$(84.8)	$159.5
Percent of Product Revenues	56.8%	53.5%	50.1%	3.3	3.4

Service Gross Profit	$152.9	$145.3	$130.6	$7.6	$14.7
Percent of Service Revenues	56.0%	53.2%	48.6%	2.8	4.6

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

During the year ended December 31, 2013, we recorded an inventory provision of $16.6 million included in cost of revenues, due to the following factors:

—	A charge of $12.2 million due to downward revisions to previously forecasted demand levels, of which $5.2 million was in Semiconductor Test, $4.2 million was in System Test and $2.8 million was in Wireless Test; and

—	A $4.4 million inventory write-down as a result of product transition in Wireless Test.

During the year ended December 31, 2012, we recorded an inventory provision of $26.8 million included in cost of revenues, due to the following factors:

—	A decline in demand compared to previously forecasted demand levels for prior generation Nextest Magnum testers resulted in an inventory provision of $12.0 million in Semiconductor Test;

—	A $5.3 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test;

—	A $3.9 million inventory write-down as a result of product transition in Wireless Test.; and

—	The remainder of the charge of $5.6 million primarily reflects downward revisions to previously forecasted demand levels, of which $4.3 million was in System Test, $0.2 million in Wireless Test and $1.1 million in Semiconductor Test.

During the year ended December 31, 2011, we recorded an inventory provision of $11.6 million included in cost of revenues, due to the downward revisions to previously forecasted demand levels. Of the $11.6 million of total excess and obsolete provisions recorded in 2011, $10.4 million was related to Semiconductor Test primarily due to product transition, $1.1 million was in System Test, and $0.1 million was in Wireless Test.

During the years ended December 31, 2013, 2012 and 2011, we scrapped $35.3 million, $9.6 million and $9.2 million of inventory, respectively, and sold $9.8 million, $4.3 million and $8.1 million of previously written-down or written-off inventory, respectively. As of December 31, 2013, we had inventory related reserves for amounts which had been written-down or written-off totaling $115.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(dollars in millions)
Engineering and Development	$264.1	$255.9	$201.0	$8.2	$54.9
Percent of Total Net Revenues	18.5%	15.4%	14.1%

The increase of $8.2 million in engineering and development expenses from 2012 to 2013 was due primarily to increased spending in Semiconductor Test and Wireless Test, partially offset by pension income in 2013 compared to pension expense in 2012 and lower variable compensation in 2013.

The increase of $54.9 million in engineering and development expenses from 2011 to 2012 was due primarily to additional costs of $37.1 million related to LitePoint and increased spending in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(dollars in millions)
Selling and Administrative	$279.6	$277.0	$232.1	$2.6	$44.9
Percent of Total Net Revenues	19.6%	16.7%	16.2%

The increase of $2.6 million in selling and administrative expenses from 2012 to 2013 was due primarily to increased sales and marketing spending in Semiconductor Test and Wireless Test, partially offset by pension income in 2013 compared to pension expense in 2012.

The increase of $44.9 million in selling and administrative expenses from 2011 to 2012 was due primarily to additional costs of $49.7 million related to LitePoint.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(dollars in millions)
Acquired Intangible Assets Amortization	$72.4	$73.5	$40.5	$(1.1)	$33.0
Percent of Total Net Revenues	5.1%	4.4%	2.8%

Acquired intangible assets amortization expense decreased from 2012 to 2013 due to intangible assets that became fully amortized during the year, partially offset by increased amortization expense due to the ZTEC acquisition. The increase of $33.0 million from 2011 to 2012 was due to the LitePoint acquisition.

Restructuring and Other

Restructuring

The remaining accrual for severance and benefits of $0.5 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2014.

During the year ended December 31, 2013, we recorded $1.9 million of severance charges related to headcount reductions of 48 people primarily in System Test and Semiconductor Test and a $(0.4) million credit in Corporate related to a change in the estimated exit costs related to a leased facility.

During the year ended December 31, 2012, we recorded $1.0 million of severance charges related to headcount reductions of 19 people primarily in System Test and Semiconductor Test.

During the year ended December 31, 2011, we recorded $1.2 million of charges related to headcount reductions of 7 people in Semiconductor Test and a $(0.5) million credit primarily in System Test related to a change in the estimated exit costs related to leased facilities.

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

Interest and Other

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(in millions)
Interest Income	$4.1	$4.1	$6.6	$—	$(2.5)
Interest Expense and Other	$(7.1)	$25.5	$23.7	$(32.6)	$1.8

Interest income decreased by $2.5 million, from $6.6 million in 2011 to $4.1 million in 2012, due to a decrease in marketable securities which were used to fund the LitePoint acquisition in 2011.

Interest expense and other decreased by $32.6 million, from $25.5 million in net expense in 2012 to $(7.1) million in net other income in 2013, due primarily to a $34.2 million gain from the sale of an equity investment, partially offset by higher interest expense from increased convertible debt discount amortization.

Interest expense and other increased by $1.8 million, from $23.7 million in 2011 to $25.5 million in 2012, due primarily to higher interest expense from increased convertible debt discount amortization.

Income (Loss) from Continuing Operations before Income Taxes

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(in millions)
Semiconductor Test	$153.8	$186.0	$219.6	$(32.2)	$(33.6)
Wireless Test	23.1	83.1	(20.6)	(60.0)	103.7
System Test	3.1	34.2	53.3	(31.1)	(19.1)
Corporate	21.9	(37.3)	(37.9)	59.2	0.6

	$201.9	$266.0	$214.4	$(64.1)	$51.6

The decrease in income from continuing operations before income taxes from 2012 to 2013 was primarily due to lower revenue in 2013 compared to 2012, a $9.8 million increase in restructuring and other costs, partially offset by a $34.2 million gain from the sale of an equity investment.

The increase in income from continuing operations before income taxes from 2011 to 2012 was primarily due to higher revenue in 2012 compared to 2011 and a $14.5 million decrease in restructuring and other costs, partially offset by a $99.8 million increase in engineering and development and selling and administrative expenses and a $33.0 million increase in intangible assets amortization.

Income Taxes

The income tax expense from continuing operations for 2013 totaled $37.0 million compared to $48.9 million for 2012. The effective tax rate for 2013 and 2012 was approximately 18%. The decrease in income tax expense from 2012 to 2013 was due to the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2013 and 2012, lower pre-tax income, partially offset by higher tax expense for uncertain tax positions and state taxes. U.S. research and development tax credits provided a 7.2% reduction to the 2013 U.S. statutory federal tax rate of 35.0%. The research and development tax credit expired at the end of 2013; therefore if the credit is not legislatively re-enacted there could be an unfavorable impact on Teradyne’s 2014 effective income tax rate. The income tax benefit from continuing operations for 2011 totaled $129.5 million primarily due to the reversal of our deferred tax asset valuation allowance. We considered the weight of both the positive and negative evidence as of December 31, 2011 and concluded that a substantial majority of the deferred tax assets will be realized.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Debt Obligations	$190,953	$190,953	$—	$—	$—	$—
Interest on Debt	4,279	4,279	—	—	—	—
Operating Lease Obligations	56,810	12,843	20,126	8,285	15,556	—
Purchase Obligations	181,037	170,559	10,478	—	—	—
Retirement Plan Contributions	95,488	5,048	9,092	9,006	72,342	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (1)	77,581	—	13,306	—	—	64,275

Total	$606,148	$383,682	$53,002	$17,291	$87,898	$64,275

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $193.3 million from 2012 to 2013, to $1.2 billion. Cash activity for 2013, 2012 and 2011 was as follows:

	2013	2012	2011	2012-2013 Change	2011-2012 Change
	(in millions)
Cash provided by operating activities:
Income from continuing operations, adjusted for non cash items	$317.0	$444.9	$372.6	$(127.9)	$72.3
Change in operating assets and liabilities, net of businesses sold and acquired	(49.7)	(41.8)	(92.9)	(7.9)	51.1
Cash used for discontinued operations	—	—	(4.8)	—	4.8

Total cash provided by operating activities	$267.3	$403.1	$274.9	$(135.8)	$128.2

Cash used for investing activities from continuing operations	(281.8)	(602.5)	(121.6)	320.7	(480.9)
Cash provided by investing activities from discontinued operations	—	—	39.1	—	(39.1)

Total cash used for investing activities	$(281.8)	$(602.5)	$(82.5)	$320.7	$(520.0)

Total cash provided by (used for) financing activities	$17.3	$(35.4)	$(16.3)	$52.7	$(19.1)

Total increase (decrease) of cash and cash equivalents	$2.7	$(234.8)	$176.0	$237.5	$(410.8)

In 2013, changes in operating assets and liabilities, net of businesses sold and acquired, used cash of $49.7 million. This was due to a $32.1 million increase in operating assets and a $17.7 million decrease in operating liabilities.

The increase in operating assets was due to a $49.6 million increase in prepayments due primarily to prepayments to our contract manufacturers and a $3.7 million increase in accounts receivable, partially offset by a $21.2 million decrease in inventories.

The decrease in operating liabilities was due to a $2.5 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $28.9 million decrease in customer advance payments and deferred revenue, and $5.5 million of retirement plan contributions, partially offset by a $13.9 million increase in other accrued liabilities, a $3.7 million increase in accounts payable due to higher fourth quarter sales volume, and a $1.6 million increase in accrued income taxes.

Investing activities during 2013 used cash of $281.8 million. In October 2013, we completed the acquisition of ZTEC for an initial cash purchase price, net of cash acquired, of $15.0 million. Purchases of property, plant and equipment were $106.7 million. Purchases of marketable securities used cash of $1,168.6 million, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $516.5 million and $458.1 million, respectively. The sale of an equity investment provided cash of $34.2 million. Purchases of life insurance policies used cash of $0.3 million.

Financing activities during 2013 provided cash of $17.3 million, $17.6 million was from the issuance of common stock under stock option and stock purchase plans, and $2.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration and $2.5 million of cash used for payments on long-term debt related to the Japan loan.

In 2012, changes in operating assets and liabilities, net of businesses sold and acquired, used cash of $41.8 million. This was due to a $9.4 million increase in operating assets and a $32.4 million decrease in operating liabilities.

The increase in operating assets was due to a $24.1 million increase in accounts receivable and a $3.0 million increase in prepayments due primarily to supplier prepayments, partially offset by a $17.7 million decrease in inventories.

The decrease in operating liabilities was due to a $15.7 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $14.6 million decrease in customer advance payments and deferred revenue, a $11.5 million decrease in accounts payable due to lower fourth quarter sales volume, a $5.6 million decrease in other accrued liabilities, and $4.8 million of retirement plan contributions, partially offset by a $19.8 million increase in accrued income taxes.

Investing activities during 2012 used cash of $602.5 million, due to $748.2 million used for purchases of marketable securities and $119.1 million used for purchases of property, plant and equipment, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $38.3 million and $225.1 million, respectively, and proceeds of $1.5 million from life insurance policies.

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

In 2011, changes in operating assets and liabilities, net of businesses sold and acquired, used cash of $92.9 million. This was due to a $44.2 million decrease in operating assets and a $137.1 million decrease in operating liabilities.

The decrease in operating assets was due to a $66.4 million decrease in accounts receivable resulting from increased collections, partially offset by a $21.5 million increase in prepayments due primarily to supplier prepayments and a $0.6 million increase in inventories. The decrease in operating liabilities was due to a $62.6 million decrease in customer advance payments due to shipments of systems prepaid by customers, a $28.2 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $19.9 million decrease in accounts payable due to decreased sales volume, $11.9 million of retirement plan contributions, an $8.7 million decrease in accrued income taxes, and a $5.8 million decrease in deferred revenue.

Investing activities during 2011 used cash of $121.6 million. In October 2011, we completed the acquisition of LitePoint for an initial cash purchase price, net of cash acquired, of $537.5 million. Purchases of property, plant and equipment were $86.1 million. Proceeds from sales and maturities of marketable securities that provided cash of $746.8 million and $442.1 million, respectively, partially offset by $685.8 million used for purchase of marketable securities. Purchases of life insurance policies used cash of $1.1 million. The net proceeds were used to acquire LitePoint.

Financing activities during 2011 used cash of $16.3 million, due to the repurchase of 2.6 million shares of common stock for $31.2 million at an average price of $11.84 per share and $2.5 million for payments on long-term debt related to the Japan loan, partially offset by $17.4 million from the issuance of common stock under stock option and stock purchase plans.

On April 6, 2009, we completed a registered public offering of $190.0 million aggregate principal amount convertible senior notes (“Notes”) and settled the related convertible bond hedge and warrant transaction and received approximately $163.0 million as a result of these financing transactions. The Notes bear interest at a rate of 4.50% per annum, payable semi- annually in arrears on March 15 and September 15 of each year. The first interest payment was on September 15, 2009. The Notes will mature on March 15, 2014, unless earlier repurchased by us or converted. The Notes may be converted, under certain circumstances and during certain periods, at an initial conversion rate of approximately 182.65 shares of our common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $5.48. The convertible note hedge and warrant transaction will generally have the effect of increasing the conversion price of the Notes to approximately $7.67 per share of our common stock, representing a 75% conversion premium based upon the closing price of our common stock on March 31, 2009. We may not redeem the Notes prior to their maturity. Holders of the Notes may require us to purchase in cash all or a portion of their Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, upon the occurrence of certain fundamental changes involving Teradyne. The Notes are convertible during the last three months, prior to the March 15, 2014 maturity date. Upon conversion during the last three months prior to the March 15, 2014 maturity date, the Notes will “net share settle,” meaning that holders will receive, for each $1,000 in principal amount of Notes, $1,000 in cash and a number of shares of Teradyne common stock equal to 182.65 (subject to anti-dilution adjustment under certain circumstances) less number of shares having $1,000 of value, as determined based on the average trading price of the common stock over a 25-day trading period from February 5, 2014 to March 12, 2014.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to stockholders of record as of May 9, 2014. Holders of our common stock are entitled to receive dividends if and when they are declared by our Board of Directors. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $340 million of cash outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Our pension income, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $6.0 million for the year ended December 31, 2013. The largest portion of our 2013 pension income was $6.3 million for our U.S. Plan. Pension income is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense/income and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment managers and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 5.0% was an appropriate rate to use for 2013. The December 31, 2013 asset allocation for our U.S. Plan was 87% invested in fixed income securities, 12% invested in equity securities, and 1% invested in other securities. Our investment managers regularly review the actual asset allocation and periodically rebalance the portfolio to ensure alignment with our targeted allocations.

Effective January 1, 2012, we elected to immediately recognize net actuarial gains and losses and the change in the fair value of plans assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, we used to calculate the expected return on plan assets using a calculated market-related value of plan assets. Effective January 1, 2012, we elected to calculate the expected return on plan assets using the fair value of the plan assets.

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the Citigroup Pension Index adjusted for the U.S. Plan’s expected cash flows and was 4.5% at December 31, 2013, up from 3.6% at December 31, 2012. We estimate that in 2014 we will recognize approximately $0.1 million of pension cost for the U.S. Plan. The U.S. Plan related pension cost estimate for 2014 is based on a 4.5% discount rate and 5.0% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2013, our pension plans had unrecognized pension prior service cost of $0.5 million.

We performed a sensitivity analysis, which expresses the potential U.S. Plan (income) expense for the year ending December 31, 2014, which would result from changes to either the discount rate or the expected return on plan assets. The below estimates exclude the impact of any potential actuarial gains or losses. It is difficult to reliably forecast or predict whether there will be any actuarial gains or losses in 2014 as they are primarily driven by events and circumstances beyond our control, such as changes in interest rates and the performance of the financial markets.

	Discount Rate
Return on Plan Assets	4.0%	4.5%	5.0%
	(in millions)
4.5%	$0.8	$1.3	$1.8
5.0%	(0.5)	0.1	0.5
5.5%	(1.7)	(1.2)	(0.7)

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $278.9 million at December 31, 2012 to $256.4 million at December 31, 2013.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2013, we made contributions of $1.7 million to the U.S. supplemental executive defined benefit pension plan and $2.5 million to certain qualified plans for non-U.S. subsidiaries. We expect to contribute approximately $1.8 million to the U.S. supplemental executive defined benefit pension plan in 2014. Contributions that will be made in 2014 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $2.2 million. We do not expect to make any contributions to the U.S. Plan in 2014.

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Plan discussed in Note O: “Stock Based Compensation” in Notes to Consolidated Financial Statements, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was initially approved by stockholders on May 25, 2006.

At our annual meeting of stockholders held May 21, 2013, our stockholders approved an amendment to the 2006 Equity Plan to increase the number of shares issuable thereunder by 10.0 million, for an aggregate of 32.0 million shares issuable thereunder, and our stockholders also approved an amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 5.0 million, for an aggregate of 30.4 million shares issuable thereunder.

The following table presents information about these plans as of December 31, 2013 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	5,406	(1)	$13.72	21,017	(2)
Equity plans not approved by shareholders (3,4,5)	1,936		$3.33	—

Total	7,342		$6.29	21,017

(1)	Includes 4,635,622 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Consists of 14,212,944 securities available for issuance under the 2006 Equity Plan and 6,803,613 of securities available for issuance under the Employee Stock Purchase Plan.
(3)	In connection with the acquisition of Nextest (the “Nextest Acquisition”), we assumed the options and restricted stock units granted under the Nextest Systems Corporation 1998 Equity Incentive Plan, as amended, and the Nextest Systems Corporation 2006 Equity Incentive Plan (collectively, the “Nextest Plans”). Upon the consummation of the Nextest Acquisition, these options and restricted stock units were converted automatically into, respectively, options to purchase and restricted stock units representing, an aggregate of 4,417,594 shares of our common stock. No additional awards will be granted under the Nextest Plans. As of December 31, 2013, there were outstanding options exercisable for an aggregate of 576,171 shares of our common stock pursuant to the Nextest Plans, with a weighted average exercise price of $4.11 per share.
(4)	In connection with the acquisition of Eagle Test (the “Eagle Acquisition”), we assumed the options granted under the Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan and the Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan (collectively, the “Eagle Plans”). Upon the consummation of the Eagle Acquisition, these options were converted automatically into options to purchase an aggregate of 3,594,916 shares of our common stock. No additional awards will be granted under the Eagle Plans. As of December 31, 2013, there were outstanding options exercisable for an aggregate of 177,359 shares of our common stock pursuant to the Eagle Plans, with a weighted average exercise price of $3.92 per share.
(5)	In connection with the acquisition of LitePoint Corporation (the “LitePoint Acquisition”), we assumed the options granted under the LitePoint Corporation 2002 Stock Plan (the “LitePoint Plan”). Upon the consummation of the LitePoint Acquisition, these options were converted automatically into options to purchase an aggregate of 2,828,344 shares of our common stock. No additional awards will be granted under the LitePoint Plan. As of December 31, 2013, there were outstanding options exercisable for an aggregate of 1,182,192 shares of our common stock pursuant to the LitePoint Plan, with a weighted average exercise price of $2.86 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2013 was 14,212,944 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016.

As of December 31, 2013, total unrecognized compensation expense related to non-vested restricted stock units and options was $51.3 million, and is expected to be recognized over a weighted average period of 2.4 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index, (ii) the Philadelphia Semiconductor Index, and (iii) the Morningstar Semiconductor Equipment & Materials Index. The comparison assumes $100.00 was invested on December 31, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance. This is the last year that we will compare ourselves to the Morningstar Semiconductor Equipment & Materials Index. Going forward, we will compare ourselves against the Philadelphia Semiconductor Index as this better aligns us with companies in the semiconductor industry.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Teradyne does not expect this ASU to have a material impact on its financial position or results of operations.

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

Exchange Rate Risk Management

We regularly enter into foreign currency forward contracts to hedge the value of our monetary assets and liabilities in Japanese Yen, British Pound, Korean Won, Taiwan Dollar and Euro. These foreign currency forward contracts have maturities of approximately one month. These contracts are used to minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities. We do not engage in currency speculation.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2013, 2012 and 2011, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily in the United States in short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in fair value from changes in interest rates is immaterial as of December 31, 2013 and 2012.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2014

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$341,638	$338,920
Marketable securities	586,882	431,516
Accounts receivable, less allowance for doubtful accounts of $2,912 and $4,118 in 2013 and 2012, respectively	157,642	153,423
Inventories:
Parts	84,232	89,598
Assemblies in process	15,539	32,303
Finished goods	38,168	17,509

	137,939	139,410
Deferred tax assets	72,478	77,305
Prepayments	136,374	90,931
Other current assets	7,324	4,556

Total current assets	1,440,277	1,236,061

Net property, plant and equipment	275,236	265,782
Marketable securities	271,078	235,872
Deferred tax assets	5,217	5,372
Other assets	14,591	14,837
Retirement plans assets	9,342	3,282
Intangible assets, net	252,291	318,867
Goodwill	361,792	349,272

Total assets	$2,629,824	$2,429,345

LIABILITIES
Current liabilities:
Accounts payable	62,874	58,324
Accrued employees’ compensation and withholdings	95,619	86,264
Deferred revenue and customer advances	55,404	81,357
Other accrued liabilities	63,712	57,249
Accrued income taxes	11,360	12,306
Current debt	186,663	2,328

Total current liabilities	475,632	297,828
Long-term deferred revenue and customer advances	13,306	16,227
Retirement plans liabilities	91,517	94,373
Deferred tax liabilities	40,686	50,201
Long-term other accrued liabilities	23,589	21,302
Long-term debt	—	171,059

Total liabilities	644,730	650,990

Commitments and contingencies (Note K)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 191,731 and 187,908 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,966	23,488
Additional paid-in capital	1,390,896	1,347,762
Accumulated other comprehensive income	4,000	5,820
Retained earnings	566,232	401,285

Total shareholders’ equity	1,985,094	1,778,355

Total liabilities and shareholders’ equity	$2,629,824	$2,429,345

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Net revenues:
Products	$1,154,922	$1,383,569	$1,160,191
Services	273,011	273,181	268,870

Total net revenues	1,427,933	1,656,750	1,429,061
Cost of revenues:
Cost of products	499,030	642,881	578,936
Cost of services	120,102	127,832	138,302

Total cost of revenues	619,132	770,713	717,238

Gross profit	808,801	886,037	711,823
Operating expenses:
Engineering and development	264,055	255,866	201,024
Selling and administrative	279,560	277,016	232,093
Acquired intangible assets amortization	72,447	73,508	40,465
Restructuring and other	2,080	(7,721)	6,743

Total operating expenses	618,142	598,669	480,325

Income from operations	190,659	287,368	231,498
Interest income	4,129	4,090	6,617
Interest expense and other	(7,134)	25,482	23,694

Income from continuing operations before income taxes	201,922	265,976	214,421
Provision (benefit) for income taxes	36,975	48,927	(129,536)

Income from continuing operations	164,947	217,049	343,957

Income from discontinued operations before income taxes	—	—	1,278
Benefit for income taxes	—	—	(267)

Income from discontinued operations	—	—	1,545

Gain on disposal of discontinued operations (net of tax $4,578)	—	—	24,371

Net income	$164,947	$217,049	$369,873

Income from continuing operations per common share:
Basic	$0.86	$1.16	$1.86

Diluted	$0.70	$0.94	$1.52

Net income per common share:
Basic	$0.86	$1.16	$2.00

Diluted	$0.70	$0.94	$1.63

Weighted average common shares—basic	190,772	186,878	184,683

Weighted average common shares—diluted	235,599	230,246	226,820

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$164,947	$217,049	$369,873
Other comprehensive (loss) income, net of tax:
Foreign currency translation reclassification adjustment included in net income	—	—	2,266
Unrealized (losses) gains on marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $216, $370, $1,247	(1,097)	2,009	1,409
Less: Reclassification adjustment for gains included in net income, net of tax of $(257), $(201), $(581)	(447)	(702)	(1,412)

	(1,544)	1,307	(3)
Defined benefit pension and post-retirement plans:
Amortization of prior service (benefit) cost included in net periodic pension and post-retirement expense/income, net of tax $(159), $(134), $9	(276)	(233)	14

Other comprehensive (loss) income	(1,820)	1,074	2,277

Comprehensive income	$163,127	$218,123	$372,150

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive ( Loss) Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2010	182,035	$22,755	$1,269,525	$2,469	$(172,561)	$1,122,188
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,297	4,185	522	4,566			5,088
Stock-based compensation expense			32,337			32,337
Repurchase of common stock	(2,633)	(329)	(17,770)		(13,076)	(31,175)
Stock options issued in purchase acquisition			4,472			4,472
Net income					369,873	369,873
Unrealized gain on marketable securities:
Unrealized gain on marketable securities, net of tax of $1,247				1,409		1,409
Less: reclassification adjustment for gains included in net income, net of tax of $(581)				(1,412)		(1,412)
Foreign currency translation adjustment				2,266		2,266
Amortization of prior service costs, net of tax of $9				14		14

Balance, December 31, 2011	183,587	22,948	1,293,130	4,746	184,236	1,505,060
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $11,582	4,321	540	6,354			6,894
Stock-based compensation expense			39,920			39,920
Tax benefit related to stock options and restricted stock units			8,358			8,358
Net income					217,049	217,049
Unrealized gain on marketable securities:
Unrealized gain on marketable securities, net of tax of $370				2,009		2,009
Less: reclassification adjustment for gains included in net income, net of tax of $(201)				(702)		(702)
Amortization of prior service costs, net of tax of $(134)				(233)		(233)

Balance, December 31, 2012	187,908	23,488	1,347,762	5,820	401,285	1,778,355
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,192	3,823	478	4,926			5,404
Stock-based compensation expense			35,612			35,612
Tax benefit related to stock options and restricted stock units			2,596			2,596
Net income					164,947	164,947
Unrealized gain on marketable securities
Unrealized gain on marketable securities, net of tax of $216				(1,097)		(1,097)
Less: reclassification adjustment for gains included in net income, net of tax $(257)				(447)		(447)
Amortization of prior service costs, net of tax of $(159)				(276)		(276)

Balance, December 31, 2013	191,731	$23,966	$1,390,896	$4,000	$566,232	$1,985,094

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$164,947	$217,049	$369,873
Less: Income from discontinued operations	—	—	1,545
Less: Gain on disposal of discontinued operations	—	—	24,371

Income from continuing operations	164,947	217,049	343,957
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	57,317	55,049	51,040
Amortization	93,370	90,465	55,641
Stock-based compensation	36,612	39,920	32,337
Provision for excess and obsolete inventory	16,592	26,849	11,601
Deferred taxes	(4,284)	5,556	(146,949)
Gain from the sale of an equity investment	(34,212)	—	—
Tax benefit related to stock options and restricted stock units	(2,596)	(8,358)	—
Non cash charge for the sale of inventories revalued at the date of acquisition	—	6,089	12,178
Retirement plans actuarial (gains) losses	(10,340)	23,320	13,564
Contingent consideration adjustment	—	(8,761)	—
Other	(407)	(2,250)	(794)
Changes in operating assets and liabilities, net of businesses sold and acquired:
Accounts receivable	(3,656)	(24,093)	66,367
Inventories	21,170	17,652	(615)
Prepayments and other assets	(49,572)	(2,995)	(21,509)
Accounts payable and other accrued expenses	15,103	(32,810)	(48,222)
Deferred revenue and customer advances	(28,877)	(14,627)	(68,359)
Retirement plan contributions	(5,540)	(4,778)	(11,851)
Accrued income taxes	1,648	19,804	(8,727)

Net cash provided by continuing operations	267,275	403,081	279,659
Net cash used for discontinued operations	—	—	(4,804)

Net cash provided by operating activities	267,275	403,081	274,855

Cash flows from investing activities:
Purchases of property, plant and equipment	(106,731)	(119,080)	(86,097)
Purchases of available-for-sale marketable securities	(1,168,621)	(748,229)	(685,823)
Acquisition of businesses, net of cash acquired	(14,999)	—	(537,489)
Proceeds from maturities of available-for-sale marketable securities	516,499	225,085	442,080
Proceeds from sales of available-for-sale marketable securities	458,120	38,284	746,810
Proceeds from the sale of an equity investment	34,212	—	—
(Purchases of ) proceeds from life insurance	(307)	1,451	(1,091)

Net cash used for continuing operations	(281,827)	(602,489)	(121,610)
Net cash provided by discontinued operations	—	—	39,062

Net cash used for investing activities	(281,827)	(602,489)	(82,548)

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	17,596	18,477	17,385
Tax benefit related to stock options and restricted stock units	2,596	8,358	—
Payments of long-term debt	(2,534)	(2,533)	(2,518)
Payments of contingent consideration	(388)	(59,710)	—
Repurchase of common stock	—	—	(31,175)

Net cash provided by (used for) financing activities	17,270	(35,408)	(16,308)

Increase (decrease) in cash and cash equivalents	2,718	(234,816)	175,999
Cash and cash equivalents at beginning of year	338,920	573,736	397,737

Cash and cash equivalents at end of year	$341,638	$338,920	$573,736

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,590	$8,602	$8,645
Income taxes	$38,156	$8,084	$36,043

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

•

military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Commercial Board Test”) systems (collectively these products represent “System Test”).

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

Teradyne’s equipment has non-software and embedded software components that function together to deliver the equipment’s essential functionality. Revenue is recognized upon shipment or at delivery destination point, provided that customer acceptance criteria can be demonstrated prior to shipment. Certain contracts require Teradyne to perform tests of the product to ensure that performance meets the published product specifications or customer requested specifications, which are generally conducted prior to shipment. Where the criteria cannot be demonstrated prior to shipment, revenue is deferred until customer acceptance has been received. Teradyne also defers the portion of the sales price that is not due until acceptance, which represents deferred profit.

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

As of December 31, 2013 and 2012, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2013	2012
	(in thousands)
Customer advances	$4,825	$39,613
Equipment maintenance, training and extended warranty	56,914	51,198
Undelivered elements	6,971	6,773

Total deferred revenue and customer advances	$68,710	$97,584

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

Amount
(in thousands)
Balance at December 31, 2010	$9,886
Acquisition	327
Accruals for warranties issued during the period	13,167
Accruals related to pre-existing warranties	(2,689)
Settlements made during the period	(12,538)

Balance at December 31, 2011	8,153
Accruals for warranties issued during the period	14,704
Accruals related to pre-existing warranties	877
Settlements made during the period	(13,948)

Balance at December 31, 2012	9,786
Accruals for warranties issued during the period	10,574
Accruals related to pre-existing warranties	(3,534)
Settlements made during the period	(10,166)

Balance at December 31, 2013	$6,660

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

Amount
(in thousands)
Balance at December 31, 2010	$8,972
Acquisition	3,151
Deferral of new extended warranty revenue	8,659
Recognition of extended warranty deferred revenue	(8,040)

Balance at December 31, 2011	12,742
Deferral of new extended warranty revenue	22,344
Recognition of extended warranty deferred revenue	(8,099)

Balance at December 31, 2012	26,987
Deferral of new extended warranty revenue	20,191
Recognition of extended warranty deferred revenue	(12,789)

Balance at December 31, 2013	$34,389

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

As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the years ended December 31, 2013, 2012 and 2011. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Goodwill, Intangible and Long-Lived Assets

Teradyne accounts for goodwill and intangible assets in accordance with ASC 350-10, “Intangibles- Goodwill and Other.” Intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with ASC 350-10, Teradyne has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If Teradyne determines this is the case, Teradyne is required to perform the two-

step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If Teradyne determines that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets,” Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There were no events or circumstances indicating that the carrying value may not be recoverable in 2013, 2012 or 2011.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2013, 2012 and 2011 was $9.0 million, $6.0 million and $7.8 million, respectively.

Engineering and Development Costs

Teradyne’s products are highly technical in nature and require a large and continuing engineering and development effort. Software development costs incurred prior to the establishment of technological feasibility are charged to expense. Software development costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for release to customers. To date, the period between achieving technological feasibility and general availability of the product has been short and software development costs eligible for capitalization have not been material. Engineering and development costs are expensed as incurred and consist primarily of salaries, contractor fees, allocated facility costs, depreciation, and tooling costs.

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

Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal installments over four years from the grant date and have a maximum term of seven years.

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

Under the ESPP, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their eligible compensation, to a maximum of shares with a fair market value of $25,000 per calendar year, not to exceed 6,000 shares. The price paid for the common stock in 2013 is equal to 85% of the value of Teradyne’s common stock on the last business day of the purchase period. The price paid for the common stock in 2012 and 2011 was equal to 85% of the lower of the value of Teradyne’s common stock on the first business day or on the last business day of the purchase period. There are two six-month purchase periods in each fiscal year.

The effect to income from continuing operations for recording stock-based compensation for the years ended December 31 was as follows:

	2013	2012	2011
	(in thousands)
Cost of revenue	$4,338	$6,604	$7,097
Engineering and development	12,452	13,589	10,001
Selling and administrative	19,822	19,727	15,239

Stock-based compensation	36,612	39,920	32,337
Income tax benefit	(9,762)	(9,548)	(8,509)

Total stock-based compensation expense after income taxes	$26,850	$30,372	$23,828

Valuation Assumptions

The total number of stock options granted in 2013, 2012 and 2011 were 0.2 million, 0.2 million and 0.1 million, respectively, at the weighted average grant date fair value of $6.09, $6.85 and $6.74, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2013	2012	2011
Expected life (years)	4.00	3.50	4.00
Interest rate	0.6%	0.4%	1.5%
Volatility-historical	46.8%	56.0%	52.1%
Dividend yield	0.0%	0.0%	0.0%

Teradyne determined the stock option’s expected life based upon historical exercise data for executive officers, the age of executives and the terms of the stock option award. Volatility was determined using historical volatility for a period equal to the expected life. The interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average fair value of employee stock purchase rights granted pursuant to the ESPP in the first and last six months of 2012 was $4.09 and $3.42, respectively, and the first and last six months of 2011 was $3.66 and $4.01, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2012	2011
Expected life (years)	0.5	0.5
Interest rate	0.1%	0.1%
Volatility-historical	42.7%	41.0%
Dividend yield	0.0%	0.0%

As of December 31, 2013, there were 6.4 million shares available for grant under the ESPP.

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

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted which retrospectively reinstated the research and development tax credit for 2012 and extended it through December 31, 2013. As a result, in the first quarter of 2013, Teradyne recorded a discrete benefit related to 2012 U.S. federal research and development tax credit of approximately $6.7 million.

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $1.7 million, $1.6 million and $1.0 million in 2013, 2012 and 2011, respectively.

Translation of Non-U.S. Currencies

The functional currency for all subsidiaries is the U.S. dollar. All foreign currency denominated monetary assets and liabilities are remeasured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from remeasurement are included in interest expense and other and were a loss of $6.9 million, a loss of $4.5 million and a gain of $0.9 million, respectively, for the years ended December 31, 2013, 2012 and 2011. These amounts do not reflect the corresponding gain (loss) from foreign exchange contracts. See Note G: “Financial Instruments” regarding foreign exchange contracts. Revenue and expense amounts are translated using an average of exchange rates in effect during the period.

Net Income per Common Share

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Except where the result would be antidilutive, diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus common stock equivalents, if applicable.

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

With respect to Teradyne’s convertible debt, Teradyne intends to settle its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounts for its conversion spread using the treasury stock method. Teradyne determined that it had the ability and intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt and equity marketable securities and for 2011 a foreign currency translation reclassification adjustment of $2.3 million as a result of the sale of Teradyne’s Diagnostics Solutions business unit.

C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Teradyne does not expect this ASU to have a material impact on its financial position or results of operations.

D.    DISCONTINUED OPERATIONS

On March 21, 2011, Teradyne completed the sale of its Diagnostic Solutions business unit, which was included in the System Test segment, to SPX Corporation for $40.2 million in cash. Teradyne sold this business as its growth potential as a stand-alone business within Teradyne was significantly less than if it was part of a larger automotive supplier. The financial information for Diagnostic Solutions has been reclassified to discontinued operations for all periods presented. Net revenues and income from discontinued operations for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(in thousands)
Net revenues	$—	$—	$9,086

Income from discontinued operation before income taxes	$—	$—	$1,278
Gain from disposal of discontinued operation before income taxes	—	—	28,949
Income tax provision	—	—	4,311

Income from discontinued operations	$—	$—	$25,916

E.    ACQUISITIONS

Business

ZTEC Instruments, Inc.

On October 25, 2013, Teradyne completed its acquisition of ZTEC Instruments, Inc. (“ZTEC”) located in Albuquerque, New Mexico. The total purchase price of $17.3 million consisted of $15.1 million of cash paid to acquire the outstanding common and preferred stock of ZTEC and $2.2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. The maximum amount of contingent consideration that could be paid is $5.0 million. Based on the projected results for the acquisition, no value was assigned to the revenue component of the contingent consideration.

The valuation of the customer order component of the contingent consideration utilized the following assumptions: (1) probability of meeting each benchmark; (2) expected timing of meeting each benchmark; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each benchmark were estimated based on a review of the historical and projected results. A discount rate of 5.2 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the customer order contingent consideration was captured in the probabilities assigned to meeting each benchmark.

ZTEC is a supplier of modular wireless test instruments. The acquisition of ZTEC expands Teradyne’s wireless segment into the design verification test of wireless components and chipsets.

The ZTEC acquisition was accounted for as a purchase business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of ZTEC net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $12.5 million was allocated to goodwill, which is not deductible for tax purposes.

The following represents the allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$12,520
Intangible assets	4,870
Tangible assets acquired and liabilities assumed:
Cash	79
Other current assets	1,612
Non-current assets	1,757
Accounts payable and current liabilities	(1,811)
Long-term deferred tax liabilities	(1,719)

Total purchase price	$17,308

Teradyne estimated the fair value of intangible assets using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table lists these intangible assets and their estimated useful lives at the acquisition date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$3,500	5.0
Customer relationships	1,370	6.0

Total intangible assets	$4,870	5.3

For the period from October 25, 2013 to December 31, 2013, ZTEC contributed $0.4 million of revenues and had a $(0.8) million loss from continuing operations before income taxes.

The following unaudited pro forma information gives effect to the acquisition of ZTEC as if the acquisition occurred on January 1, 2012. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	December 31, 2013	December 31, 2012
	(in thousands, except per share amounts)
Revenue	$1,431,270	$1,660,758
Net income	$163,394	$215,654
Income per common share:
Basic	$0.86	$1.15

Diluted	$0.69	$0.94

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

LitePoint designs, develops, and supports advanced wireless test equipment for the development and manufacturing of wireless devices, including smart phones, tablets, notebooks/laptops, personal computer peripherals, and other Wi-Fi, Bluetooth and cellular enabled devices. LitePoint’s IQ product line consists of cellular and connectivity test equipment used by developers and manufacturers of wireless devices and consumer electronics. LitePoint and ZTEC represent Teradyne’s Wireless Test operating and reportable segment.

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

Teradyne estimated the fair value of intangible assets using the income and cost approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table lists these intangible assets and their estimated useful lives at the acquisition date:

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

The following unaudited pro forma information gives effect to the acquisition of LitePoint as if the acquisition occurred on January 1, 2011. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

For the Year Ended December 31, 2011

(in thousands, except per share amounts)
Revenue	$1,527,044
Income from continuing operations	$357,060
Net income	$382,976
Income from continuing operations per common share:
Basic	$1.93

Diluted	$1.56

Net income per common share:
Basic	$2.07

Diluted	$1.67

F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2013	2012
	(in thousands)
Land	$16,561	$16,561
Buildings	107,632	106,706
Machinery and equipment	600,848	606,414
Furniture and fixtures, and software	81,994	93,683
Leasehold improvements	30,757	29,585
Construction in progress	622	3,425

	838,414	856,374
Less: accumulated depreciation and amortization	563,178	590,592

	$275,236	$265,782

Depreciation and amortization of property, plant and equipment for the years ended December 31, 2013, 2012 and 2011 was $57.3 million, $55.0 million and $51.0 million, respectively.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the years ended December 31, 2013, 2012 and 2011. As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

There were no realized losses recorded in 2013, 2012 and 2011. Realized gains recorded in 2013, 2012 and 2011 were $1.0 million, $1.4 million and $2.7 million, respectively. Realized gains are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the years ended December 31, 2013 and 2012, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$117,242	$—	$—	$117,242
Cash equivalents	165,865	58,531	—	224,396
Available for sale securities:
U.S. Treasury securities	467,895	—	—	467,895
U.S. government agency securities	—	202,588	—	202,588
Commercial paper	—	105,598	—	105,598
Corporate debt securities	—	65,387	—	65,387
Equity and debt mutual funds	13,156	—	—	13,156
Certificates of deposit and time deposits	—	3,258	—	3,258
Non-U.S. government securities	—	78	—	78

Total	764,158	435,440	—	1,199,598
Derivatives	—	153	—	153

Total	$764,158	$435,593	$—	$1,199,751

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$283,107	$58,531	$—	$341,638
Marketable securities	371,101	215,781	—	586,882
Long-term marketable securities	109,950	161,128	—	271,078
Other current assets	—	153	—	153

	$764,158	$435,593	$—	$1,199,751

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

	December 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$139,354	$—	$—	$139,354
Cash equivalents	183,039	16,527	—	199,566
Available for sale securities:
U.S. Treasury securities	312,116	—	—	312,116
U.S. government agency securities	—	217,655	—	217,655
Commercial paper	—	70,434	—	70,434
Corporate debt securities	—	55,755	—	55,755
Equity and debt mutual funds	9,717	—	—	9,717
Certificates of deposit and time deposits	—	1,627	—	1,627
Non-U.S. government securities	—	84	—	84

Total	644,226	362,082	—	1,006,308
Derivatives	—	121	—	121

Total	$644,226	$362,203	$—	$1,006,429

Liabilities
Contingent consideration	$—	$—	$388	$388

Total	$—	$—	$388	$388

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$322,393	$16,527	$—	$338,920
Marketable securities	239,192	192,324	—	431,516
Long-term marketable securities	82,641	153,231	—	235,872
Other current assets	—	121	—	121

	$644,226	$362,203	$—	$1,006,429

Liabilities
Other accrued liabilities	$—	$—	$388	$388

	$—	$—	$388	$388

Changes in the fair value of Level 3 contingent consideration for the year ended December 31, 2013 and December 31, 2012 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2011	$68,892
Fair value adjustment	(8,794)
Payments	(59,710)

Balance at December 31, 2012	388
Acquisition of ZTEC	2,230
Payments	(388)

Balance at December 31, 2013	$2,230

The carrying amounts and fair values of financial instruments at December 31, 2013 and 2012 were as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$341,638	$341,638	$338,920	$338,920
Marketable securities	857,960	857,960	667,388	667,388
Convertible debt (1)	185,708	611,433	169,896	589,000
Japan loan	955	955	3,491	3,491

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short term nature of these instruments.

The following tables summarize the composition of available for sale marketable securities at December 31, 2013 and 2012:

	December 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$468,084	$94	$(283)	$467,895	$108,212
U.S. government agency securities	202,573	75	(60)	202,588	84,498
Commercial paper	105,583	16	(1)	105,598	7,993
Corporate debt securities	65,747	762	(1,122)	65,387	40,355
Equity and debt mutual funds	10,463	2,742	(49)	13,156	702
Certificates of deposit and time deposits	3,258	—	—	3,258	—
Non-U.S. government securities	78	—	—	78	—

	$855,786	$3,689	$(1,515)	$857,960	$241,760

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$586,818	$85	$(21)	$586,882	$137,670
Long-term marketable securities	268,968	3,604	(1,494)	271,078	104,090

	$855,786	$3,689	$(1,515)	$857,960	$241,760

	December 31, 2012
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$311,915	$216	$(15)	$312,116	$1,018
U.S. government agency securities	217,396	262	(3)	217,655	9,018
Commercial paper	70,431	9	(6)	70,434	25,209
Corporate debt securities	53,405	2,414	(64)	55,755	23,255
Equity and debt mutual funds	8,767	961	(11)	9,717	600
Certificates of deposit and time deposits	1,627	—	—	1,627	—
Non-U.S. government securities	84	—	—	84	—

	$663,625	$3,862	$(99)	$667,388	$59,100

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$431,324	$203	$(11)	$431,516	$41,110
Long-term marketable securities	232,301	3,659	(88)	235,872	17,990

	$663,625	$3,862	$(99)	$667,388	$59,100

As of December 31, 2013, the fair market value of investments with unrealized losses totaled $241.8 million. Of this value, $0.6 million had unrealized losses for greater than one year and $241.2 million had unrealized losses for less than one year. As of December 31, 2012, the fair market value of investments with unrealized losses totaled $59.1 million. As of December 31, 2012, there were no unrealized losses greater than one year. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at December 31, 2013 and 2012, were temporary.

The contractual maturities of investments held at December 31, 2013 were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$586,818	$586,882
Due after 1 year through 5 years	231,188	231,201
Due after 5 years through 10 years	3,924	3,941
Due after 10 years	23,393	22,780

Total	$845,323	$844,804

Contractual maturities of investments held at December 31, 2013, exclude equity and debt mutual funds as they do not have a contractual maturity date.

Derivatives

Teradyne conducts business in a number of foreign countries, with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. Teradyne does not use derivative financial instruments for trading or speculative purposes.

To minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings, and is used to offset the change in value of the monetary assets and liabilities denominated in foreign currencies.

At December 31, 2013 and 2012, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2013			December 31, 2012
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$32.6	$32.6	$—	$36.3	$36.3
Taiwan Dollar	—	4.0	4.0	—	4.2	4.2
British Pound Sterling	—	6.9	6.9	—	5.5	5.5
Korean Won	—	5.8	5.8	—	—	—
Euro	(24.8)	0.7	(24.1)	(16.8)	1.3	(15.5)

Total	$(24.8)	$50.0	$25.2	$(16.8)	$47.3	$30.5

The fair value of the outstanding contracts was a gain of $0.2 million and $0.1 million at December 31, 2013 and 2012, respectively.

In 2013 and 2012, Teradyne recorded net realized gains of $5.9 million and $4.0 million, respectively, related to foreign currency forward contracts hedging net monetary positions. In 2011, Teradyne recorded net realized losses of $1.3 million related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in interest expense and other.

The following table summarizes the fair value of derivative instruments as of December 31, 2013 and 2012:

	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$153	$121

Total derivatives		$153	$121

The following table summarizes the effect of derivative instruments in the statement of operations recognized for the years ended December 31, 2013, 2012 and 2011. The table does not reflect the corresponding (losses) gains from the remeasurement of the monetary assets and liabilities denominated in currencies. For the years ended December 31, 2013, 2012, and 2011, (losses) gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(6.9) million, $(4.5) million, and $0.9 million, respectively.

	Location of Gains (Losses) Recognized in Statement of Operations	December 31, 2013	December 31, 2012	December 31, 2011
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$5,933	$3,974	$(1,327)

Total derivatives		$5,933	$3,974	$(1,327)

See Note H: “Debt” regarding derivatives related to the convertible senior notes.

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

Equity Interest

On November 1, 2013, in connection with the acquisition of Empirix, Inc. by Thoma Bravo LLC, Teradyne sold its equity interest in Empirix, Inc., a private company, and received proceeds of $34.2 million. An additional $5.2 million of proceeds will be held in escrow for 15 months, for potential indemnifications to the buyer. During the fourth quarter of 2013, Teradyne recorded a gain of $34.2 million in interest expense and other.

H.    DEBT

Debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Convertible senior notes	$185,708	$169,896
Japan loan	955	3,491

Total debt	186,663	173,387
Current portion of long-term debt	186,663	2,328

Long-term debt	$—	$171,059

The debt principal payments for the next 5 years and thereafter are as follows:

Payments Due by Period	Debt Principal Payment
(in thousands)
2014	$190,953
2015	—
2016	—
2017	—
2018	—
Beyond 2018	—

Total	$190,953

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan is denominated in Japanese Yen). The loan has a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan was collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan (which had a net book value of $10.8 million as of December 31, 2013) and approximately $4.0 million was unsecured. Teradyne, Inc. has guaranteed payment of the loan obligation. The principal is amortized over the term of the loan with semi-annual principal payments of approximately $1 million payable on September 30 and March 30 each year. At December 31, 2013, approximately $1.0 million of the outstanding loan principal is included in current debt.

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

The Notes are convertible during the last three months prior to the March 15, 2014 maturity date. Upon conversion during the last three months prior to March 15, 2014, the Notes will “net share settle,” meaning that holders will receive, for each $1,000 in principal amount of Notes, $1,000 in cash and a number of shares of Teradyne common stock equal to 182.65 (subject to anti-dilution adjustment under certain circumstances) less a number of shares having $1,000 of value, as determined based on the average trading price of the common stock over a 25 day trading period from February 5, 2014 to March 12, 2014. Prior to December 15, 2013, holders could have converted their Notes at their option under the following circumstances: (1) during the five business-day period after any five consecutive trading day period (the “measurement period”) in which the price per Note for each day of that measurement period was less than 98% of the product of the last reported sale price of Teradyne’s common stock and the conversion rate for such date; (2) during any calendar quarter, if the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of certain specified events.

During each calendar quarter of 2013 and 2012, holders were able to convert their Notes at their option prior to December 15, 2013 because the last reported sale price of Teradyne’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the conversion price in effect on the last trading day of the immediately preceding calendar quarter. As of February 27, 2014, one holder exercised the option to convert two thousand dollars worth of Notes.

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

Concurrently with the offering of the Notes, Teradyne entered into a convertible note hedge transaction with a strike price equal to the initial conversion price of the Notes, or approximately $5.48. The convertible note hedge allows Teradyne to receive shares of its common stock and/or cash related to the excess conversion value that it would pay to the holders of the Notes upon conversion. The convertible note hedges will cover, subject to customary antidilution adjustments, approximately 34,703,196 shares of Teradyne’s common stock and will expire on March 13, 2014. Teradyne paid approximately $64.6 million for the convertible note hedges.

Separately, Teradyne entered into a warrant transaction with a strike price of approximately $7.67 per share, which was 75% higher than the closing price of Teradyne’s common stock on March 31, 2009. The warrants will be net share settled, with approximately 534,000 warrants settled on a daily basis over a 65 day trading period from June 17, 2014 to September 17, 2014. Teradyne received approximately $43.0 million for the warrants.

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

Teradyne analyzed the warrant transaction under ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” and other relevant literature, and determined that it met the criteria for classification as an equity transaction and is considered indexed to Teradyne’s stock. As a result, Teradyne recorded the proceeds from the warrants as an increase to additional paid-in capital. Teradyne does not recognize subsequent changes in fair value of the warrant in its financial statements.

The provisions of ASC 470-20, “Debt with Conversion and Other Options” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $63.4 million of the $190.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 14.5%. The Notes are classified as current debt in the balance sheet based on their March 15, 2014 maturity date. Debt issuance costs of approximately $4.1 million are being amortized to interest expense over the five year term of the Notes. As of December 31, 2013, debt issuance costs were approximately $0.2 million.

The below tables represent the key components of Teradyne’s convertible senior notes:

	December 31, 2013	December 31, 2012
	(in thousands)
Debt principal	$189,998	$190,000
Unamortized discount	4,290	20,104

Net carrying amount of the convertible debt	$185,708	$169,896

	For the year ended
	December 31, 2013	December 31, 2012
	(in thousands)
Contractual interest expense on the coupon	$8,550	$8,550
Amortization of the discount component and debt issue fees recognized as interest expense	16,628	14,612

Total interest expense on the convertible debt	$25,178	$23,162

As of December 31, 2013, the unamortized discount was $4.3 million, which will be amortized during the first quarter of 2014, and the carrying amount of the equity component was $63.4 million. As of December 31, 2013, the conversion rate was equal to the initial conversion price of approximately $5.48 per share and the if-converted value of the Notes was $611.5 million.

I.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, which is presented net of tax, consists of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Benefit	Total
	(in thousands)
Balance at December 31, 2011, net of tax of $666, $9	$1,618	$3,128	$4,746
Other comprehensive income before reclassifications, net of tax of $370	2,009	—	2,009
Amounts reclassified from accumulated other comprehensive income, net of tax of $(201), $(134)	(702)	(233)	(935)

Net current period other comprehensive income, net of tax of $169, $(134)	1,307	(233)	1,074

Balance at December 31, 2012, net of tax of $835, $(125)	2,925	2,895	5,820

Other comprehensive income before reclassifications, net of tax of $216	(1,097)	—	(1,097)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(257), $(159)	(447)	(276)	(723)

Net current period other comprehensive income, net of tax of $(41), $(159)	(1,544)	(276)	(1,820)

Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000

Reclassifications out of accumulated other comprehensive income to the statement of operations for the years ended December 31, 2013, 2012 and 2011, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the year ended			Affected Line Item in the Statements of Operations
	December 31, 2013	December 31, 2012	December 31, 2011
	(in thousands)
Available-for-sale marketable securities
Unrealized gains, net of tax of $257, $201, $581	$447	$702	$1,412	Interest income

	$447	$702	$1,412
Amortization of defined benefit pension and postretirement plans
Prior service benefit, net of tax of $159, $134, $(9)	$276	$233	$(14)	(a)

	$276	$233	$(14)

Total reclassifications, net of tax of $416, $335, $572	$723	$935	$1,398	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note N: “Retirement Plans.”

J.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are estimated using a discounted cash flow methodology.

Teradyne performed step one of the two step impairment test for 2013 and 2012. Teradyne performed step zero impairment test for 2011. Annual goodwill impairment test is done at the Wireless Test reporting unit level which is an operating and reportable segment and the only operating and reportable segment that has goodwill. There was no impairment.

During 2012, Teradyne recorded a $3.5 million decrease in goodwill and a $3.5 million increase in income tax receivable.

The changes in the carrying amount of goodwill by reporting units for the years ended December 31, 2013 and 2012 are as follows:

	Semiconductor Test	System Test	Wireless Test	Total
	(in thousands)
Balance at December 31, 2011:
Goodwill	$260,540	$148,183	$352,778	$761,501
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	352,778	352,778
Activity during the year	—	—	(3,506)	(3,506)

Balance at December 31, 2012:
Goodwill	260,540	148,183	349,272	757,995
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	349,272	349,272
ZTEC acquisition	—	—	12,520	12,520

Balance at December 31, 2013:
Goodwill	260,540	148,183	361,792	770,515
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	$—	$—	$361,792	$361,792

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$362,055	$193,756	$168,299	6.3 years
Customer relationships	146,341	81,742	64,599	8.0 years
Tradenames and trademarks	33,840	14,447	19,393	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$543,236	$290,945	$252,291	7.0 years

	December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$357,555	$143,126	$214,429	6.3 years
Customer relationships	144,971	63,464	81,507	8.0 years
Tradenames and trademarks	33,840	10,909	22,931	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$537,366	$218,499	$318,867	7.0 years

During the year ended December 31, 2013, Teradyne recorded intangible assets in the amount of $4.9 million related to its ZTEC acquisition.

During the year ended December 31, 2012, Teradyne reduced the gross amount of intangible assets by $0.6 million for the excess tax benefit realized due to the exercise of stock options vested as of the Nextest acquisition date.

Aggregate intangible assets amortization expense for the years ended December 31, 2013, 2012 and 2011 was $72.4 million, $73.5 million, and $40.5 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2014	$70,141
2015	53,391
2016	53,391
2017	47,232
2018	22,691

K.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2013, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $181.0 million.

Commitments

Teradyne leases certain of its office buildings and other facilities under various operating lease arrangements that include renewal options and escalation clauses for adjusting rent payments to reflect changes in price indices. Rental expense for leases with fixed escalation clauses is recognized on a straight line basis over the lease term.

Rental expense for the years ended December 31, 2013, 2012 and 2011 was $16.5 million, $15.5 million and $13.4 million, respectively.

The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments
(in thousands)
2014	$12,843
2015	10,885
2016	9,241
2017	5,023
2018	3,262
Beyond 2018	15,556

Total	$56,810

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

On May 17, 2013, Boston Semi Equipment (“BSE”) filed a complaint against us for antitrust violations and unfair business practices alleging that we excluded BSE from competing in the market for the sale of reconfigured Teradyne equipment and the market for the repair of Teradyne equipment. BSE sought unspecified damages and an injunction. We filed a motion to dismiss the complaint. On October 18, 2013, the parties settled the litigation. The settlement included no monetary consideration. The settlement did not and will not have a material impact on our consolidated financial results.

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

As a matter of ordinary business course, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2013 and 2012, Teradyne had a product warranty accrual of $6.7 million and $9.8 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $34.4 million and $27.0 million, respectively, included in short and long-term deferred revenue and customer advances.

In addition, and in the ordinary course of business, Teradyne provides minimum purchase guarantees to certain vendors to ensure continuity of supply against the market demand. Although some of these guarantees provide penalties for cancellations and/or modifications to the purchase commitments as the market demand decreases, most of the guarantees do not. Therefore, as the market demand decreases, Teradyne re-evaluates these guarantees and determines what charges, if any, should be recorded.

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

Based on historical experience and information known as of December 31, 2013 and 2012, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations as of December 31, 2013 and 2012 because the amount would be immaterial.

L.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share from continuing and discontinued operations:

	2013	2012	2011
	(in thousands, except per share amounts)
Income from continuing operations	$164,947	$217,049	$343,957
Income from discontinued operations	—	—	1,545
Gain on disposal of discontinued operations	—	—	24,371

Net income for basic and diluted net income per share	$164,947	$217,049	$369,873

Weighted average common shares-basic	190,772	186,878	184,683
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	23,341	22,367	21,504
Convertible note hedge warrant shares (2)	18,795	17,433	16,224
Restricted stock units	1,127	2,291	3,773
Stock options	1,528	1,213	566
Employee stock purchase rights	36	64	70

Dilutive potential common shares	44,827	43,368	42,137

Weighted average common shares-diluted	235,599	230,246	226,820

Net income per common shares-basic:
Continuing operations	$0.86	$1.16	$1.86
Discontinued operations	—	—	0.14

	$0.86	$1.16	$2.00

Net income per common shares-diluted:
Continuing operations	$0.70	$0.94	$1.52
Discontinued operations	—	—	0.11

	$0.70	$0.94	$1.63

(1)	Incremental shares from assumed conversion of the convertible notes are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by the 34.7 million shares that will be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.
(2)	Convertible notes hedge warrant shares are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that will be issued upon exercise. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) is excluded from the calculation of diluted shares because the effect would be anti-dilutive. See Note H: “Debt” regarding convertible note hedge transaction.

The computation of diluted net income per common share for 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

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

With respect to Teradyne’s convertible debt, Teradyne intends to settle its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounts for its conversion spread using the treasury stock method. Teradyne determined that it had the ability and intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount has been excluded from the determination of diluted earnings per share.

M.    RESTRUCTURING AND OTHER

Restructuring

The remaining accrual for severance and benefits of $0.5 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2014.

During the year ended December 31, 2013, Teradyne recorded $1.9 million of severance charges related to headcount reductions of 48 people primarily in System Test and Semiconductor Test and a $(0.4) million credit in Corporate related to a change in the estimated exit costs related to a leased facility.

During the year ended December 31, 2012, Teradyne recorded $1.0 million of severance charges related to headcount reductions of 19 people primarily in System Test and Semiconductor Test.

During the year ended December 31, 2011, Teradyne recorded $1.2 million of charges related to headcount reductions of 7 people in Semiconductor Test and a $(0.5) million credit primarily in System Test related to a change in the estimated exit costs related to leased facilities.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2011 Activities
Balance at December 31, 2010	$712	$3,263	$3,975
Provision	117	—	117
Change in estimate	155	(485)	(330)
Cash payments	(984)	(916)	(1,900)

Balance at December 31, 2011	—	1,862	1,862
Cash payments	—	(778)	(778)

Balance at December 31, 2012	—	1,084	1,084
Change in estimate	—	(553)	(553)
Cash payments	—	(531)	(531)

Balance at December 31, 2013	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2011 Activities
Q1 2011 Activity:
Provision	$572	$—	$572
Cash payments	(476)	—	(476)

Balance at December 31, 2011	96	—	96
Cash payments	(96)	—	(96)

Balance at December 31, 2012	$—	$—	$—

Q2 2011 Activities:
Provision	$344	$—	$344
Cash payments	(115)	—	(115)

Balance at December 31, 2011	229	—	229
Cash payments	(229)	—	(229)

Balance at December 31, 2012	$—	$—	$—

2012 Activities
Q2 2012 Activities:
Provision	$286	$—	$286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at December 31, 2012	$—	$—	$—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(444)	—	(444)

Balance at December 31, 2012	243	—	243
Cash payments	(243)	—	(243)

Balance at December 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(966)	—	(966)

Balance at December 31, 2013	$371	$—	$371

Q4 2013 Activity:
Provision	$600	$—	$600
Cash payments	(486)	—	(486)

Balance at December 31, 2013	$114	$—	$114

Balance at December 31, 2013	$485	$—	$485

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

N.    RETIREMENT PLANS

ASC 715, “Compensation—Retirement Benefits” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation at December 31.

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

Teradyne uses a December 31 measurement date for all of its plans. The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2013	2012
Assets and Obligations	(in thousands)
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$376,498	$390,278
Service cost	3,427	2,787
Interest cost	13,266	15,670
Actuarial (gain) loss	(32,279)	31,912
Benefits paid	(16,169)	(65,650)
Plan participants’ contributions	95	108
Non-U.S. currency movement	1,256	1,393

End of year	346,094	376,498

Change in plan assets:
Fair value of plan assets:
Beginning of year	302,899	339,580
Company contributions	4,260	3,306
Plan participants’ contributions	95	108
Actual return on plan assets	(9,373)	24,621
Benefits paid	(16,169)	(65,650)
Non-U.S. currency movement	417	934

End of year	282,129	302,899

Funded status	$(63,965)	$(73,599)

During the year ended December 31, 2012, Teradyne offered to certain former U.S. employees the option to receive their vested pension benefit as a one-time, lump sum payment. Approximately 2,000 former employees elected to receive a lump sum payment. Total lump sum payments were approximately $52.0 million.

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2013	2012
	(in thousands)
Retirement plans assets	$9,342	$3,282
Accrued employees’ compensation and withholdings	(2,924)	(2,810)
Retirement plans liabilities	(70,383)	(74,071)

Funded status	$(63,965)	$(73,599)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2013	2012
	(in thousands)
Prior service cost	$493	$656
Deferred taxes	380	321

Total recognized in other comprehensive income, net of tax	$873	$977

The estimated portion of prior service cost remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost in 2014 is $0.1 million.

The accumulated benefit obligation for all defined benefit pension plans was $331.2 million and $360.4 million at December 31, 2013 and 2012, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2013	2012
	(in millions)
Projected benefit obligation	$74.2	$75.6
Accumulated benefit obligation	65.5	65.7
Fair value of plan assets	0.9	0.8

Expense

For the years ended December 31, 2013, 2012 and 2011, Teradyne’s net periodic pension (income) cost was comprised of the following:

	2013	2012	2011
	(in thousands)
Components of Net Periodic Pension (Income) Cost:
Service cost	$3,427	$2,787	$2,735
Interest cost	13,266	15,670	17,466
Expected return on plan assets	(14,591)	(15,946)	(15,602)
Amortization of prior service cost	164	232	621
Net actuarial (gain) loss	(8,315)	23,237	12,583
Settlement loss	—	—	1,567

Total net periodic pension (income) cost	$(6,049)	$25,980	$19,370

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service cost	(164)	(232)	(621)

Total recognized in other comprehensive income	(164)	(232)	(621)

Total recognized in net periodic pension (income) cost and other comprehensive income	$(6,213)	$25,748	$18,749

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1

	United States Plans			Foreign Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.6%	4.2%	5.3%	3.7%	4.9%	5.0%
Expected return on plan assets	5.0	5.0	5.5	3.7	3.1	3.5
Salary progression rate	3.0	3.0	4.0	3.5	3.4	4.0

Weighted Average Assumptions to Determine Pension Obligations at December 31

	United States Plans		Foreign Plans
	2013	2012	2013	2012
Discount rate	4.5%	3.6%	3.8%	3.7%
Salary progression rate	3.0	3.0	3.5	3.5

In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 5.0% was an appropriate rate to use for fiscal 2013 for the U.S. Qualified Pension Plan (“U.S. Plan”).

Effective January 1, 2012, Teradyne elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, Teradyne used to calculate the expected return on plan assets using a calculated market-related value of plan assets. Effective January 1, 2012, Teradyne elected to calculate the expected return on plan assets using the fair value of the plan assets.

The discount rate utilized to determine future pension obligations for the U.S. Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 4.5% at December 31, 2013, up from 3.6% at December 31, 2012.

Plan Assets

As of December 31, 2013, the fair value of Teradyne’s pension plans’ assets totaled $282.1 million of which $256.4 million was related to the U.S. Plan, $24.8 million was related to the U.K. defined benefit pension plan, and $0.9 million was related to the Taiwan defined benefit pension plan. Teradyne’s pension plans’ assets consisted primarily of investments in fixed-income and equity securities. Substantially all our pension plan assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

Teradyne’s weighted average pension asset allocation at December 31, 2013 and 2012, by asset category is as follows:

	United States Plan		Foreign Plans
	2013	2012	2013	2012
Fixed Income Securities	86.7%	85.8%	77.1%	49.2%
Equity Securities	12.1	13.0	21.6	49.6
Other	1.2	1.2	1.3	1.2

	100.0%	100.0%	100.0%	100.0%

The assets of the U.S. Plan are overseen by the Teradyne Fiduciary Committee which is comprised of members of senior management drawn from appropriate diversified levels of the management team. The Fiduciary Committee is responsible for setting the policy that provides the framework for management of the U.S. Plan assets. In accordance with its responsibilities, the Fiduciary Committee meets on a regular basis to review the performance of the U.S. Plan assets and compliance with the investment policy. The policy sets forth an investment structure for managing U.S. Plan assets, including setting the asset allocation ranges, which are expected to provide an appropriate level of overall diversification required to maximize the long-term return on plan assets for a prudent and reasonable level of risk given prevailing market conditions, total investment return over the long term, and preservation of capital, while maintaining sufficient liquidity to pay the benefits of the U.S. Plan. The investment portfolio will not, at any time, have a direct investment in Teradyne stock. It may have indirect investment in Teradyne stock, if one of the funds selected by the investment manager invests in Teradyne stock. In developing the asset allocation ranges, third party asset allocation studies are periodically performed that consider the current and expected positions of the plan assets and funded status. Based on this study and other appropriate information, the Fiduciary Committee establishes asset allocation ranges taking into account acceptable risk targets and associated returns. The investment return objectives are to avoid excessive volatility and produce a rate of return that at least matches the Policy Index identified below. The manager’s investment performance is reviewed at least annually. Results for the total portfolio and for each major category of assets are evaluated in comparison with appropriate market indices and the Policy Index.

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, is as follows:

Asset Category:	Policy Index:	Target Allocation
Passive and Active Fixed Income	Barclays U.S. Long Government/Credit Bond Index	90%
Equity (Large cap)	S&P 500 Stock Index	7
International Equity	MSCI EAFE Index	3

The assets of Teradyne’s foreign pension plans are invested in funds which seek to combine long-term growth potential offered through equity exposure with the relative security provided by bonds, and are governed locally by local management in accordance with specific jurisdictional requirements. Investments in the non-U.S. plans consist primarily of fixed-income and equity securities. These investments are valued using significant observable inputs (Level 2). The fair market value of assets for the international pension plans was $25.7 million as of December 31, 2013. There were no investments with significant unobservable inputs (Level 3) in the non-U.S. pension plans. During the years ended December 31, 2013 and 2012, there were no transfers of pension assets in or out of Level 1, Level 2 or Level 3.

Teradyne’s U.S. Plan invests primarily in common trust funds and fixed income securities. Units held in the common trust funds are valued at the unit price as reported by the investment managers based on the asset value of the underlying investments; underlying investments in equity securities are valued at the last reported sales price, and underlying investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities. Substantially all of these investments are valued using significant observable inputs (Level 2). The fair market value of assets for the U.S. Plan was $256.4 million as of December 31, 2013. There were no investments with significant unobservable inputs (Level 3) in the U.S. Plan. During the years ended December 31, 2013 and 2012, there were no transfers of pension assets in or out of Level 1, Level 2 or Level 3.

The fair value of pension plan assets by asset category and by level at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
		(in thousands)
Fixed income securities:
Corporate debt securities	$—	$156,860	$—	$156,860
U.S. government securities	21,415	41,140	—	62,555
U.K. government securities	—	19,610	—	19,610
Asset backed securities	—	2,919	—	2,919
U.S. equity (large cap)	—	21,309	—	21,309
International equity	—	14,803	—	14,803
Guarantee annuity contract	—	2,985	—	2,985
Other	—	906	—	906
Cash and cash equivalents	146	36	—	182

Total	$21,561	$260,568	$—	$282,129

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$157,263	$—	$157,263
U.S. government securities	23,712	58,962	—	82,674
U.K. government securities	—	8,593	—	8,593
Asset backed securities	—	2,042	—	2,042
U.S. equity (large cap)	—	23,832	—	23,832
International equity	—	23,990	—	23,990
Guarantee annuity contract	—	3,108	—	3,108
Other	—	839	—	839
Cash and cash equivalents	—	558	—	558

Total	$23,712	$279,187	$—	$302,899

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2013, Teradyne contributed $1.7 million to the U.S. supplemental executive defined benefit pension plan and $2.5 million to certain qualified plans for non-U.S. subsidiaries. During 2012, Teradyne contributed $1.7 million to the U.S. supplemental executive defined benefit pension plan and $1.6 million to certain qualified plans for non-U.S. subsidiaries.

Expected Future Pension Benefit Payments

Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2014	$14,607	$1,177
2015	16,124	1,085
2016	16,636	959
2017	17,370	1,085
2018	18,011	1,140
2019-2023	98,269	8,946

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

Teradyne uses a December 31 measurement date for its plan. The December 31 balances of the postretirement assets and obligations are shown below:

	2013	2012
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$11,907	$12,793
Service cost	75	67
Interest cost	342	437
Actuarial (gain) loss	(2,025)	82
Benefits paid	(1,280)	(1,472)

End of year	9,019	11,907

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	1,280	1,472
Benefits paid	(1,280)	(1,472)

End of year	—	—

Funded status	$(9,019)	$(11,907)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2013	2012
	(in thousands)
Accrued employees’ compensation and withholdings	$(1,042)	$(1,322)
Retirement plans liability	(7,977)	(10,585)

Funded status	$(9,019)	$(11,907)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2013	2012
	(in thousands)
Prior service credit	$(2,829)	$(3,427)

Total recognized in other comprehensive income before tax	(2,829)	(3,427)

Deferred taxes	(664)	(445)

Total recognized in other comprehensive income, net of tax	$(3,493)	$(3,872)

The estimated portion of prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic postretirement benefit cost in 2014 is $(0.6) million.

Expense

For the years ended December 31, 2013, 2012 and 2011, Teradyne’s net periodic postretirement benefit (income) cost was comprised of the following:

	2013	2012	2011
	(in thousands)
Components of Net Periodic Postretirement Benefit (Income) Cost:
Service cost	$75	$67	$59
Interest cost	342	437	539
Amortization of prior service cost	(598)	(599)	(598)
Net actuarial (gain) loss	(2,025)	83	981

Total net periodic postretirement benefit (income) cost	(2,206)	(12)	981

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	598	599	598

Total recognized in other comprehensive income	598	599	598

Total recognized in net periodic postretirement benefit (income) cost and other comprehensive income	$(1,608)	$587	$1,579

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Cost as of January 1

	2013	2012	2011
Discount rate	3.1%	3.7%	4.5%
Initial Health Care Cost Trend Rate	8.5	9.0	8.5
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2020	2020	2018

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31

	2013	2012	2011
Discount rate	4.1%	3.1%	3.7%
Initial Medical Trend	8.0	8.5	9.0
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2020	2020	2020

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2013, would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$13	$(12)
Effect on postretirement benefit obligations	244	(229)

Expected Future Benefit Payments

Future benefit payments are expected to be paid as follows:

Benefits Payments
(in thousands)
2014	$1,042
2015	981
2016	969
2017	853
2018	818
2019-2023	3,051

O.    STOCK BASED COMPENSATION

Stock Compensation Plans

At Teradyne’s annual meeting of stockholders held May 21, 2013, Teradyne’s stockholders approved an amendment to Teradyne’s 2006 Equity and Cash Compensation Incentive Plan to increase the number of shares issuable by 10.0 million for an aggregate of 32.0 million shares issuable thereunder. Teradyne’s stockholders also approved an amendment to Teradyne’s 1996 Employee Stock Purchase Plan to increase the number of shares issuable by 5.0 million, for an aggregate of 30.4 million shares issuable thereunder.

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

In 2013, 2012 and 2011, Teradyne granted service-based stock options to executive officers. These stock options vest in equal installments over four years and have a term of seven years.

Stock compensation plan activity for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	4,970	5,840	6,963
Awarded	2,110	1,844	1,936
Vested	(2,322)	(2,510)	(2,624)
Forfeited	(122)	(204)	(435)

Non-vested at December 31	4,636	4,970	5,840

Stock Options:
Outstanding at January 1	3,841	5,335	7,194
Granted	213	151	145
Assumed from acquisition	—	—	2,828
Exercised	(1,220)	(1,396)	(965)
Forfeited	(104)	(203)	—
Cancelled	(24)	(46)	(3,867)

Outstanding at December 31	2,706	3,841	5,335

Vested and expected to vest at December 31	2,694	3,785	4,904

Exercisable at December 31	1,814	2,004	1,844

Total shares available for the years 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Shares available:
Available for grant at January 1	6,414	8,205	9,851
Options granted	(213)	(151)	(145)
Restricted stock units granted	(2,110)	(1,844)	(1,936)
Restricted stock units forfeited	122	204	435
Additional shares reserved	10,000	—	—

Available for grant at December 31	14,213	6,414	8,205

Weighted-average restricted stock unit award date fair value information for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
Non-vested at January 1	$12.72	$10.01	$7.92
Awarded	16.53	16.67	15.77
Vested	10.40	9.29	8.56
Forfeited	15.48	13.32	9.24
Non-vested at December 31	$15.56	$12.72	$10.01

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Outstanding	$81,680	$83,949	$79,598
Expected to vest	77,388	78,718	75,860

Restricted stock units weighted average contractual terms (in years) information at December 31, for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
Outstanding	1.14	1.01	1.04
Expected to vest	1.13	1.00	1.03

Weighted average stock options exercise price information for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
Outstanding at January 1	$4.64	$4.12	$16.32
Options granted	16.56	16.95	16.23
Assumed from acquisition	—	—	2.69
Options exercised	3.28	3.87	4.38
Options forfeited	2.57	3.11	—
Options cancelled	8.05	16.21	26.38
Outstanding at December 31	6.29	4.64	4.12
Exercisable at December 31	4.55	3.70	4.10

Stock option aggregate intrinsic value information for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012	2011
	(in thousands)
Exercised	$16,848	$17,136	$11,307
Outstanding	30,673	47,051	51,306
Vested and expected to vest	30,512	46,283	46,655
Exercisable	23,707	26,436	17,766

Stock options weighted average contractual terms (in years) information at December 31, for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
Outstanding	4.9	5.7	6.4
Vested and Expected to vest	4.9	5.6	6.2
Exercisable	4.3	4.9	4.0

Significant option groups outstanding at December 31, 2013 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$0.94 – $2.58	5.97	485	$1.83	436	$1.79
$2.67 – $2.74	5.39	821	2.69	545	2.70
$3.23 – $7.71	3.80	674	5.15	590	5.00
$9.34 – $16.95	4.64	726	14.39	243	12.58

		2,706	$6.29	1,814	$4.55

As of December 31, 2013, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $51.3 million, and is expected to be recognized over a weighted average period of 2.4 years.

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation, to a maximum of shares with a fair market value of $25,000 per calendar year, not to exceed 6,000 shares. Under the plan, the price paid for the common stock, in 2013, is equal to 85% of the stock price on the last business day of the six month purchase period. In 2012 and 2011, the price paid for the common stock was equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of each six month purchase period within each year.

In July 2013, 0.4 million shares of common stock were issued to employees who participated in the plan during the first half of 2013, at the price of $14.94 per share. In January 2014, Teradyne issued 0.4 million shares of common stock to employees who participated in the plan during the second half of 2013, at the price of $14.98 per share.

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

P.    SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). In January 2009, Teradyne amended the Savings Plan to eliminate a fixed formula used to calculate the match and provide for a variable discretionary match to be determined each year. In 2013, 2012 and 2011, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.

In addition Teradyne established an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by ERISA and the IRC. The provisions of this plan are the same as the Savings Plan. Teradyne also established defined contribution savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statement of operations for the years ended December 31, 2013, 2012 and 2011 were $12.0 million, $10.6 million and $11.3 million, respectively.

Q.    INCOME TAXES

The components of income from continuing operations before income taxes and the provision (benefit) for income taxes from continuing operations as shown in the consolidated statements of operations were as follows:

	2013	2012	2011
	(in thousands)
Income from continuing operations before income taxes:
U.S.	$79,229	$112,008	$68,943
Non-U.S.	122,693	153,968	145,478

	$201,922	$265,976	$214,421

Provision (benefit) for income taxes from continuing operations:
Current:
U.S. Federal	$18,051	$22,695	$3,668
Non-U.S.	22,509	18,261	23,994
State	(269)	(12)	760

	40,291	40,944	28,422

Deferred:
U.S. Federal	(1,692)	8,158	(139,929)
Non-U.S.	(1,386)	5,997	(10,549)
State	(238)	(6,172)	(7,480)

	(3,316)	7,983	(157,958)

Total provision (benefit) for income taxes from continuing operations:	$36,975	$48,927	$(129,536)

The total income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(in thousands)
Continuing operations	$36,975	$48,927	$(129,536)
Discontinued operations	—	—	4,311

Total income tax provision (benefit)	$36,975	$48,927	$(125,225)

For the tax years ended December 31, 2013 and December 31, 2012, the income tax expense from continuing operations totaled $37.0 million and $48.9 million, respectively, primarily attributable to a U.S. federal tax provision and tax provisions for foreign taxes. The decrease in income tax expense from 2012 to 2013 was due to the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2012 and 2013, lower pre-tax income, partially offset by higher tax expense for uncertain tax positions and state taxes.

For the tax year ended December 31, 2011, the income tax benefit from continuing operations totaled $129.5 million, primarily attributable to the reduction of Teradyne’s deferred income tax valuation allowance.

A reconciliation of the effective tax rate for the years 2013, 2012 and 2011 follows:

	2013	2012	2011
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
Foreign taxes	(10.8)	(11.5)	(12.6)
U.S. research and development credit	(7.2)	—	(1.1)
Other U.S. permanent items	1.1	(2.8)	5.7
Valuation allowance	0.4	(0.5)	(86.6)
State income taxes, net of federal tax benefit	0.1	(1.7)	—
Other, net	(0.3)	(0.1)	(0.8)

	18.3%	18.4%	(60.4)%

U.S. research and development tax credits provided a 7.2% reduction to the 2013 U.S. statutory federal tax rate of 35.0%. The research and development tax credit expired at the end of 2013; therefore if the credit is not legislatively re-enacted there could be an unfavorable impact on Teradyne’s 2014 effective income tax rate.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the years ended December 31, 2013, 2012 and 2011 were $4.7 million or $0.02 per diluted share, $10.9 million or $0.05 per diluted share and $0.2 million or $0.00 per diluted share, respectively. The tax holiday is currently expected to expire on December 31, 2015.

Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2013 were $0.4 million.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2013 and 2012 were as follows:

	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,679	$36,674
Tax credits	65,210	64,123
Inventory valuations	38,452	50,886
Pension liability	22,966	28,674
Research and development	—	284
Accruals	17,828	14,246
Equity compensation	10,498	9,355
Vacation accrual	7,291	6,452
Other	2,613	282
Deferred revenue	12,379	15,118

Gross deferred tax assets	191,916	226,094

Less: valuation allowance	(40,386)	(55,446)

Total deferred tax assets	151,530	170,648

Deferred tax liabilities:
Marketable securities	(794)	(996)
Intangible assets	(89,268)	(114,730)
Excess of tax over book depreciation	(24,458)	(22,446)

Total deferred tax liabilities	(114,520)	(138,172)

Net deferred assets	$37,010	$32,476

During 2013, Teradyne reduced both its net operating loss deferred tax asset and related valuation allowance by approximately $19.5 million which was attributable to pre-2006 windfall stock option deductions, the benefit of which will be credited to additional paid-in capital if and when realized through a reduction in Teradyne’s income tax payable. As of December 31, 2013, these windfall stock option deductions will be tracked off balance sheet in accordance with ASC 718. During 2012, Teradyne’s valuation allowance increased by $4.4 million primarily due to the increase in the deferred tax assets related to state tax credits generated in 2012. During 2011, Teradyne’s beginning of the year valuation allowance decreased by $190.2 million due to a release of the valuation allowance.

As of December 31, 2013 and December 31, 2012, Teradyne evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 3,1 2013 and December 31, 2012, Teradyne maintained a valuation allowance for certain deferred tax assets of $40.4 million and $55.4 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

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

At December 31, 2013, Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Net Operating Loss Carryforwards	Foreign Net Operating Loss Carryforwards
	(in thousands)
2014	$—	$335	$—
2015	—	2	—
2016	—	843	—
2017	—	831	—
2018	—	706	—
2019-2024	16,600	2,791	—
2025-2027	300	52	—
Beyond 2027	2,454	3,673	—
Non-expiring	—	—	10,380

Total	$19,354	$9,233	$10,380

Of the U.S. federal operating loss carryforwards, $16.5 million relates to the acquisition of GenRad, Inc. (“GenRad”) in 2001 and $2.8 million relates to the acquisition of ZTEC in 2013. Both GenRad and ZTEC losses are limited in the annual amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986. The net operating loss carryforward does not include any excess tax deduction related to stock based compensation which has not been recognized for financial statement purposes.

Teradyne has approximately $133.4 million of tax credit carry forwards. Federal business tax credits of approximately $27.7 million expire in the years 2017 through 2033. Teradyne has foreign tax credits of approximately $34.5 million expiring in the years 2018 through 2022 and alternative minimum tax credits of approximately $6.6 million, which do not expire. In addition, there are state tax credits of $64.6 million which begin to expire in 2014. Teradyne has federal tax credits of $41.1 million, that are attributable to stock option exercises which will be recorded as an increase in additional paid in capital on the consolidated balance sheet if and when they are “realized” in accordance with ASC 718-10 “Compensation—Stock Compensation.”

Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(in thousands)
Beginning balance, as of January 1	$18,666	$19,391	$11,777
Additions:
Tax positions for current year	4,586	459	6,131
Tax positions for prior years	2,112	2,259	1,065
Acquired tax positions	—	—	1,388
Reductions:
Tax positions for prior years	(4,161)	(3,443)	(970)
Settlements with tax authorities	—	—	—

Ending Balance as of December 31	$21,203	$18,666	$19,391

Current year and prior year additions include assessment of potential transfer pricing issues worldwide, federal tax credits, state tax credits, and domestic production activities deduction. Reductions for tax positions for prior years primarily relate to statute expiration and the effective settlement of a state tax audit. Of the $21.2 million of unrecognized tax benefits as of December 31, 2013, $16.0 million would impact the consolidated income tax rate if ultimately recognized. The remaining $5.2 million would impact the valuation allowance if recognized.

As of December 31, 2013, Teradyne has open tax years beginning in 2007 for major jurisdictions including the U.S., Japan, Singapore, Germany and the United Kingdom. Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2013 may decrease approximately $1.0 million in the next twelve months, as a result of a lapse of statutes of limitation and the effective settlement of a tax audit.

As of December 31, 2013, a deferred tax liability has not been established for approximately $320.0 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practical due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation.

R.    OPERATING SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Teradyne has three operating segments (Semiconductor Test, Wireless Test and System Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for military/aerospace instrumentation test, storage test and circuit-board test. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income from continuing operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies”.

Segment information for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate And Eliminations	Consolidated
	(in thousands)
2013
Net revenue	$1,023,041	$251,871	$153,021	$—	$1,427,933
Income from continuing operations before taxes (1)(2)	153,797	23,153	3,115	21,857	201,922
Total assets (3)	632,840	645,001	79,983	1,272,000	2,629,824
Property additions	94,303	5,358	7,070	—	106,731
Depreciation and amortization expense	72,472	51,675	5,180	21,360	150,687
2012
Net revenue	$1,127,726	$286,355	$242,669	$—	$1,656,750
Income from continuing operations before taxes (1)(2)	185,985	83,077	34,164	(37,250)	265,976
Total assets (3)	604,127	672,048	71,116	1,082,054	2,429,345
Property additions	105,074	7,608	6,398	—	119,080
Depreciation and amortization expense	73,537	50,362	4,549	17,066	145,514
2011
Net revenue	$1,106,191	$28,390	$294,480	$—	$1,429,061
Income (loss) from continuing operations before taxes (1)(2)	219,651	(20,579)	53,298	(37,949)	214,421
Total assets (3)	581,026	725,940	77,277	804,396	2,188,639
Property additions	80,606	794	4,697	—	86,097
Depreciation and amortization expense	74,278	13,057	4,192	15,154	106,681

(1)	Interest income, interest expense and other, and pension and postretirement plans actuarial gains and losses are included in Corporate and Eliminations.
(2)	Included in income (loss) from continuing operations before taxes are charges and credits related to restructuring and other and inventory charges.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues—inventory charge (1)	$5,218	$18,433	$10,370
Restructuring and other	1,016	386	2,142

(1)	Included in the cost of revenues for the years ended December 31, 2012 and 2011 are charges for excess inventory provisions recorded primarily as a result of product transition.

Included in the System Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues—inventory charge	$4,168	$4,271	$1,090
Restructuring and other	1,431	451	(300)

Included in the Wireless Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of revenues—inventory step-up (2)	$—	$6,089	$12,178
Cost of revenues—inventory charge	7,206	4,145	141
Restructuring and other	82	236	—

(2)	Included in the cost of revenues for the years ended December 31, 2012 and 2011 is the cost for purchase accounting inventory step-up.

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
Restructuring and other	$(449)	$(8,794)	$4,901

Information as to Teradyne’s revenues by country is as follows:

	2013	2012	2011
	(in thousands)
Revenues from customers (1):
China	$323,564	$351,335	$180,441
Taiwan	272,919	299,359	172,700
United States	222,731	238,280	221,895
Korea	119,286	216,445	145,958
Singapore	114,765	101,502	90,622
Europe	90,797	77,099	101,208
Malaysia	86,900	69,064	138,107
Japan	81,806	100,807	148,699
Philippines	63,392	111,571	130,484
Thailand	32,209	80,518	80,539
Rest of the World	19,564	10,770	18,408

	$1,427,933	$1,656,750	$1,429,061

(1)	Revenues attributable to a country are based on location of customer site.

In 2013 and 2012, one customer accounted for 12% and 10%, respectively, of total consolidated revenues. The customer is a customer of Teradyne’s Wireless Test and Semiconductor Test segments. In 2011, no customer accounted for 10% or more of total consolidated revenues.

Long-lived assets by geographic area:

	United States	Foreign Countries	Total
	(in thousands)
December 31, 2013	$211,455	$63,781	$275,236
December 31, 2012	211,422	54,360	265,782

S.    STOCK REPURCHASE PROGRAM

In November 2010, the Board authorized a stock repurchase program for up to $200 million. In the years ended December 31, 2013 and December 31, 2012, Teradyne did not repurchase any shares. The cumulative repurchases under the new program as of December 31, 2013 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

T.    SUBSEQUENT EVENTS

In January 2014, the Board declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to shareholders of record as of May 9, 2014. Payments of future cash dividends will rest within the discretion of the Board and will depend, among other things, upon Teradyne’s earnings, capital requirements and financial condition.

Michael A. Bradley retired as Chief Executive Officer of Teradyne effective January 31, 2014. Mr. Bradley will continue to serve on Teradyne’s Board of Directors. In connection with his retirement, Teradyne entered into an agreement on January 22, 2014 with Mr. Bradley (the “Retirement Agreement”). Under the Retirement Agreement, Mr. Bradley’s unvested restricted stock units and stock options granted prior to his Retirement Date will continue to vest in accordance with their terms through January 31, 2017; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. In the Retirement Agreement, Mr. Bradley agreed to be bound by non-competition and non-solicitation restrictions through January 31, 2017. The Retirement Agreement also includes additional, standard terms and conditions relating to Mr. Bradley’s separation from Teradyne. Teradyne will record a stock based compensation expense of approximately $6.6 million in the first quarter of 2014 related to the Retirement Agreement.

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

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
				(1)(2)
	(in thousands, except per share amounts)
Net revenues:
Products	$214,300	$363,087	$365,825	$211,710
Services	66,067	65,802	67,551	73,591

Total net revenues	280,367	428,889	433,376	285,301
Cost of revenues:
Cost of products	96,793	158,411	150,365	93,461
Cost of services	30,157	29,245	28,717	31,983

Total cost of revenues	126,950	187,656	179,082	125,444

Gross profit	153,417	241,233	254,294	159,857

Operating expenses:
Engineering and development	62,751	67,773	68,918	64,613
Selling and administrative	67,890	69,230	72,917	69,523
Acquired intangible assets amortization	18,036	18,063	18,064	18,284
Restructuring and other	332	259	889	600

Total operating expenses	149,009	155,325	160,788	153,020

Income from operations	4,408	85,908	93,506	6,837
Interest income	1,072	903	948	1,206
Interest expense and other	6,906	6,454	6,902	(27,396)

(Loss) income from continuing operations before income taxes	(1,426)	80,357	87,552	35,439
(Benefit) provision for income taxes	(8,015)	13,801	18,093	13,096

Net income	$6,589	$66,556	$69,459	$22,343

Net income per common share—basic	$0.03	$0.35	$0.36	$0.12

Net income per common share—diluted	$0.03	$0.28	$0.29	$0.09

(1)	Interest expense and other includes a $34.2 million gain from the sale of an equity investment.
(2)	In the fourth quarter ended December 31, 2013, pension and post retirement net actuarial gains increased gross profit and net income by $2.7 million and $9.1 million, respectively. See Note B: “Accounting Policies” for a discussion of our accounting policy.

	2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(1)	(2)		(3)(4)
	(in thousands, except per share amounts)
Net revenues:
Products	$330,891	$480,578	$393,037	$179,063
Services	65,777	67,706	70,357	69,341

Total net revenues	396,668	548,284	463,394	248,404
Cost of revenues:
Cost of products	174,001	206,498	169,782	92,599
Cost of services	31,741	32,280	33,412	30,400

Total cost of revenues	205,742	238,778	203,194	122,999

Gross profit	190,926	309,506	260,200	125,405

Operating expenses:
Engineering and development	61,279	67,834	63,946	62,807
Selling and administrative	66,633	72,064	69,030	69,289
Acquired intangible assets amortization	18,429	18,429	18,429	18,221
Restructuring and other	(1,825)	(6,262)	683	(317)

Total operating expenses	144,516	152,065	152,088	150,000

Income (loss) from operations	46,410	157,441	108,112	(24,595)
Interest income	893	874	1,067	1,256
Interest expense and other	6,059	6,323	6,154	6,946

Income (loss) from continuing operations before income taxes	41,244	151,992	103,025	(30,285)
Provision (benefit) for income taxes	7,680	40,605	14,384	(13,742)

Net income (loss)	$33,564	$111,387	$88,641	$(16,543)

Net income (loss) per common share—basic	$0.18	$0.60	$0.47	$(0.09)

Net income (loss) per common share—diluted	$0.15	$0.49	$0.39	$(0.09)

(1)	Restructuring and other includes a ($1.8) million fair value adjustment to decrease the LitePoint acquisition contingent consideration.
(2)	Restructuring and other includes $0.3 million of severance charges related to headcount reductions of 10 people in Semiconductor Test and ($6.5) million fair value adjustment to decrease the LitePoint acquisition contingent consideration.
(3)	In the fourth quarter ended December 31, 2012, we corrected prior period income tax provision (benefit) errors that resulted in a $0.2 million income tax provision. These errors were not individually or in aggregate material to the fourth quarter of 2012 or any prior period.
(4)	In the fourth quarter ended December 31, 2012, pension and postretirement actuarial losses decreased gross profit and net income by $8.1 million and $18.3 million, respectively. See Note B: “Accounting Policies” for a discussion of our accounting policy.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 20, 2014. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 20, 2014. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 20, 2014. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 20, 2014. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 20, 2014. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions		Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2013 Allowance for doubtful accounts	$4,118	$69	$—	$1,275	(1)	$2,912

2012 Allowance for doubtful accounts	$4,102	$78	$—	$62		$4,118

2011 Allowance for doubtful accounts	$3,752	$—	$429	$79		$4,102

(1)	Based upon an improvement in the aging of accounts receivables in 2013, Teradyne reduced its allowance for doubtful accounts by approximately $1 million.

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2013 Inventory reserve	$141,838	$16,592	$2,568	$45,141	$115,857

2012 Inventory reserve	$123,512	$26,849	$5,353	$13,876	$141,838

2011 Inventory reserve	$122,434	$11,601	$6,815	$17,338	$123,512

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

4.1	Indenture dated as of April 6, 2009 between Teradyne and U.S. Bank National Association as trustee, together with form of Note.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed April 6, 2009.

4.2	Form of Note.	Included in Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed April 6, 2009.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	Fifth Amendment to Standard Manufacturing Agreement, dated as of July 17, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.5†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement) – Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.7	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.8†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit No.	Description	SEC Document Reference

10.9	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Appendix A to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 11, 2013.

10.10	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.11	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.13	1997 Employee Stock Option Plan, as amended and restated.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.14	Form of Option Agreement under the 1997 Employee Stock Option Plan.*	Exhibit 10.47 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.15	Form of Restricted Stock Unit Agreement for Executive Officers under the 1997 Employee Stock Option Plan.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.16	Form of Restricted Stock Unit Agreement for Directors under the 1997 Employee Stock Option Plan.*	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed January 30, 2006.

10.17	1996 Non-Employee Director Stock Option Plan, as amended.*

Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.18	Form of Option Agreement under 1996 Non-Employee director Stock Option Plan.*	Exhibit 10.48 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

10.19	1996 Employee Stock Purchase Plan, as amended.*	Appendix B to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 11, 2013.

10.20	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.2 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended September 28, 2008.

10.21	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit No.	Description	SEC Document Reference

10.22	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.23	Executive Officer Agreement dated January 22, 2014 between Teradyne and Michael A. Bradley.*	Filed herewith.

10.24	Agreement Regarding Termination Benefits dated January 22, 2014 between Teradyne and Mark Jagiela.*	Filed herewith.

10.25	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley.*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.26	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.27	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.28	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Gregory R. Beecher, as amended.*	Exhibit 10.28 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.29	Amended and Restated Executive Officer Change in Control Agreement dated January 22, 2014 between Teradyne and Mark Jagiela, as amended.*	Filed herewith.

10.30	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.31	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.32	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.33	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.34	Executive Officer Agreement dated June 29, 2012 between Teradyne and Jeffrey Hotchkiss.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

Exhibit No.	Description	SEC Document Reference

10.35	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended.*	Filed herewith.

10.36	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.37	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended.	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.38	Nextest Systems Corporation 2006 Equity Incentive Plan.	Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.39	Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan.	Exhibit 10.35 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.40	Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan.	Exhibit 10.36 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.41	Convertible Note Hedge Transaction Confirmation dated as of March 31, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.1 to Current Report on Form 8-K filed April 6, 2009.

10.42	Warrant Transaction Confirmation dated as of March 31, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.2 to Current Report on Form 8-K filed April 6, 2009.

10.43	Amendment to Warrant Transaction Confirmation dated as of April 1, 2009 between Teradyne and Goldman, Sachs & Co.	Exhibit 10.3 to Current Report on Form 8-K filed April 6, 2009.

10.44	LitePoint Corporation 2002 Stock Plan	Exhibit 10.42 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

Exhibit No.	Description	SEC Document Reference

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of February, 2014.

TERADYNE, INC.

By:	/S/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ALBERT CARNESALE Albert Carnesale	Chair of the Board	February 28, 2014

/S/ MARK E. JAGIELA Mark E. Jagiela	Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2014

/S/ JAMES W. BAGLEY James W. Bagley	Director	February 28, 2014

/S/ MICHAEL A. BRADLEY Michael A. Bradley	Director	February 28, 2014

/S/ DANIEL W. CHRISTMAN Daniel W. Christman	Director	February 28, 2014

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 28, 2014

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	Director	February 28, 2014

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 28, 2014

/S/ ROY A. VALLEE Roy A. Vallee	Director	February 28, 2014