Form 10-Q
period 2014-03-30
TERADYNE, INC
filed 2014-05-07
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 2, 2014 was 194,252,893 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2014	December 31, 2013
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$232,626	$341,638
Marketable securities	462,150	586,882
Accounts receivable, less allowance for doubtful accounts of $2,454 and $2,912 at March 30, 2014 and December 31, 2013, respectively	216,524	157,642
Inventories:
Parts	77,072	84,232
Assemblies in process	15,131	15,539
Finished goods	45,231	38,168

	137,434	137,939
Deferred tax assets	68,780	72,478
Prepayments	131,484	136,374
Other current assets	12,249	7,324

Total current assets	1,261,247	1,440,277
Net property, plant and equipment	278,727	275,236
Marketable securities	272,068	271,078
Deferred tax assets	5,551	5,217
Other assets	10,574	14,591
Retirement plans assets	9,443	9,342
Intangible assets, net	234,020	252,291
Goodwill	361,819	361,792

Total assets	$2,433,449	$2,629,824

LIABILITIES
Current liabilities:
Accounts payable	$70,597	$62,874
Accrued employees’ compensation and withholdings	58,687	95,619
Deferred revenue and customer advances	64,811	55,404
Other accrued liabilities	65,561	63,712
Dividend payable	11,648	—
Accrued income taxes	1,749	11,360
Current debt	—	186,663

Total current liabilities	273,053	475,632
Long-term deferred revenue and customer advances	13,981	13,756
Retirement plans liabilities	92,530	91,517
Deferred tax liabilities	50,532	40,686
Long-term other accrued liabilities	13,523	23,139

Total liabilities	443,619	644,730

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 194,019 shares and 191,731 shares issued and outstanding at March 30, 2014 and December 31, 2013, respectively	24,253	23,966
Additional paid-in capital	1,405,175	1,390,896
Accumulated other comprehensive income	4,890	4,000
Retained earnings	555,512	566,232

Total shareholders’ equity	1,989,830	1,985,094

Total liabilities and shareholders’ equity	$2,433,449	$2,629,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands, except per share amount)
Net revenues:
Products	$255,386	$214,300
Services	65,624	66,067

Total net revenues	321,010	280,367
Cost of revenues:
Cost of products	124,448	96,793
Cost of services	29,515	30,157

Total cost of revenues	153,963	126,950

Gross profit	167,047	153,417
Operating expenses:
Engineering and development	67,085	62,751
Selling and administrative	78,003	67,890
Acquired intangible assets amortization	18,271	18,036
Restructuring and other	—	332

Total operating expenses	163,359	149,009

Income from operations	3,688	4,408
Interest income	1,036	1,072
Interest expense and other	6,597	6,906

Loss before income taxes	(1,873)	(1,426)
Income tax benefit	(2,802)	(8,015)

Net income	$929	$6,589

Net income per common share:
Basic	$0.00	$0.03

Diluted	$0.00	$0.03

Weighted average common shares—basic	193,311	189,686

Weighted average common shares—diluted	236,484	234,757

Cash dividend declared per common share	$0.06	$—

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Net income	$929	$6,589

Other comprehensive income (loss):
Available-for-sale marketable securities:
Net unrealized gains on marketable securities arising during period, net of tax of $654, $115	1,139	200
Less: Reclassification adjustment for net gains included in net income, net of tax of $(102), $(83)	(176)	(144)

	963	56
Defined benefit pension and post-retirement plans:
Amortization of prior service benefit included in net periodic pension and post-retirement expense/income, net of tax of $(42), $(40)	(73)	(69)

Other comprehensive income (loss)	890	(13)

Comprehensive income	$1,819	$6,576

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$929	$6,589
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	15,259	14,115
Amortization	23,925	23,002
Stock-based compensation	15,233	9,023
Provision for excess and obsolete inventory	10,039	3,800
Deferred taxes	12,699	(6,183)
Other	(141)	(987)
Changes in operating assets and liabilities:
Accounts receivable	(58,882)	(13,191)
Inventories	2,635	(4,040)
Prepayments and other assets	(628)	(1,070)
Accounts payable and other accrued expenses	(45,487)	(47,404)
Deferred revenue and customer advances	9,632	(10,000)
Retirement plans contributions	(1,425)	(1,063)
Accrued income taxes	(9,609)	(9,085)

Net cash used for operating activities	(25,821)	(36,494)
Cash flows from investing activities:
Purchases of property, plant and equipment	(31,197)	(22,547)
Purchases of marketable securities	(257,260)	(124,514)
Proceeds from maturities of marketable securities	280,322	119,552
Proceeds from sales of marketable securities	101,363	21,694
Proceeds from life insurance	4,391	—

Net cash provided by (used for) investing activities	97,619	(5,815)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock option plans	10,165	8,921
Payments of long-term debt	(190,975)	—
Payments of contingent consideration	—	(313)

Net cash (used for) provided by financing activities	(180,810)	8,608

Decrease in cash and cash equivalents	(109,012)	(33,701)
Cash and cash equivalents at beginning of period	341,638	338,920

Cash and cash equivalents at end of period	$232,626	$305,219

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed

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

B. Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year’s amounts were reclassified to conform to the current year presentation. The December 31, 2013 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2014, for the year ended December 31, 2013.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Teradyne’s implementation during the three months ended March 30, 2014 of this ASU did not have a material impact on Teradyne’s financial position or results of operations.

D. Financial Instruments and Derivatives

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of March 30, 2014, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three months ended March 30, 2014. As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

There were no realized losses recorded in the three months ended March 30, 2014 and March 31, 2013. Realized gains recorded in the three months ended March 30, 2014 and March 31, 2013, were $0.3 million and $0.3 million, respectively. Realized gains are included in interest income.

During the three months ended March 30, 2014 and March 31, 2013, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 30, 2014 and December 31, 2013.

	March 30, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$131,722	$—	$—	$131,722
Cash equivalents	87,894	13,010	—	100,904
Available-for-sale securities:
U.S. Treasury securities	321,296	—	—	321,296
U.S. government agency securities	—	191,863	—	191,863
Commercial paper	—	116,767	—	116,767
Corporate debt securities	—	82,787	—	82,787
Equity and debt mutual funds	14,171	—	—	14,171
Certificates of deposit and time deposits	—	7,257	—	7,257
Non-U.S. government securities	—	77	—	77

Total	555,083	411,761	—	966,844
Derivatives	—	209	—	209

Total	$555,083	$411,970	$—	$967,053

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$219,616	$13,010	$—	$232,626
Marketable securities	214,230	247,920	—	462,150
Long-term marketable securities	121,237	150,831	—	272,068
Other current assets	—	209	—	209

	$555,083	$411,970	$—	$967,053

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$117,242	$—	$—	$117,242
Cash equivalents	165,865	58,531	—	224,396
Available-for-sale securities:
U.S. Treasury securities	467,895	—	—	467,895
U.S. government agency securities	—	202,588	—	202,588
Commercial paper	—	105,598	—	105,598
Corporate debt securities	—	65,387	—	65,387
Equity and debt mutual funds	13,156	—	—	13,156
Certificates of deposit and time deposits	—	3,258	—	3,258
Non-U.S. government securities	—	78	—	78

Total	764,158	435,440	—	1,199,598
Derivatives	—	153	—	153

Total	$764,158	$435,593	$—	$1,199,751

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$283,107	$58,531	$—	$341,638
Marketable securities	371,101	215,781	—	586,882
Long-term marketable securities	109,950	161,128	—	271,078
Other current assets	—	153	—	153

	$764,158	$435,593	$—	$1,199,751

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

Contingent consideration relates to Teradyne’s acquisition of ZTEC on October 25, 2013. The total purchase price included $2.2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. The maximum amount of contingent consideration that could be paid is $5.0 million. Based on the projected results for the acquisition, no value was assigned to the revenue component of the contingent consideration.

The valuation of the customer order component of the contingent consideration utilized the following assumptions: (1) probability of meeting each benchmark; (2) expected timing of meeting each benchmark; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each benchmark were estimated based on a review of the historical and projected results. A discount rate of 5.2 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the customer order contingent consideration was captured in the probabilities assigned to meeting each benchmark. There were no changes to the fair value of the contingent consideration during the three months ended March 30, 2014.

Changes in the fair value of Level 3 contingent consideration for the three months ended March 30, 2014 and March 31, 2013 were as follows:

For the Three Months Ended March 30, 2014
(in thousands)
Balance at December 31, 2013	$2,230
Contingent consideration payments	—

Balance at March 30, 2014	$2,230

For the Three Months Ended March 31, 2013
(in thousands)
Balance at December 31, 2012	$388
Contingent consideration payments	(313)

Balance at March 31, 2013	$75

The carrying amounts and fair values of Teradyne’s financial instruments at March 30, 2014 and December 31, 2013 were as follows:

	March 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$232,626	$232,626	$341,638	$341,638
Marketable securities	734,218	734,218	857,960	857,960
Convertible debt(1)	—	—	185,708	611,433
Japan loan	—	—	955	955

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at March 30, 2014 and December 31, 2013:

	March 30, 2014
	Available-for-Sale				Fair Market Value of Investment with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$321,184	$236	$(124)	$321,296	$23,205
U.S. government agency securities	191,856	92	(85)	191,863	91,951
Commercial paper	116,758	13	(4)	116,767	38,906
Corporate debt securities	81,913	1,337	(463)	82,787	49,413
Equity and debt mutual funds	11,483	2,725	(37)	14,171	810
Certificates of deposit and time deposits	7,257	—	—	7,257	—
Non-U.S. government securities	77	—	—	77	—

	$730,528	$4,403	$(713)	$734,218	$204,285

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$462,031	$146	$(27)	$462,150	$99,303
Long-term marketable securities	268,497	4,257	(686)	272,068	104,982

	$730,528	$4,403	$(713)	$734,218	$204,285

	December 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$468,084	$94	$(283)	$467,895	$108,212
U.S. government agency securities	202,573	75	(60)	202,588	84,498
Commercial paper	105,583	16	(1)	105,598	7,993
Corporate debt securities	65,747	762	(1,122)	65,387	40,355
Equity and debt mutual funds	10,463	2,742	(49)	13,156	702
Certificates of deposit and time deposits	3,258	—	—	3,258	—
Non-U.S. government securities	78	—	—	78	—

	$855,786	$3,689	$(1,515)	$857,960	$241,760

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$586,818	$85	$(21)	$586,882	$137,670
Long-term marketable securities	268,968	3,604	(1,494)	271,078	104,090

	$855,786	$3,689	$(1,515)	$857,960	$241,760

As of March 30, 2014, the fair market value of investments with unrealized losses was $204.3 million. Of this value, $0.9 million had unrealized losses greater than one year and $203.4 million had unrealized losses less than one year. As of December 31, 2013, the fair market value of investments with unrealized losses was $241.8 million. Of this value, $0.9 million had unrealized losses greater than one year and $240.9 million had unrealized losses less than one year.

The contractual maturities of investments held at March 30, 2014 were as follows:

	March 30, 2014
	Cost	Fair Market Value
	(in thousands)
Due within one year	$462,031	$462,150
Due after 1 year through 5 years	226,558	226,607
Due after 5 years through 10 years	5,854	5,954
Due after 10 years	24,602	25,336

Total	$719,045	$720,047

Contractual maturities of investments held at March 30, 2014 exclude equity and debt mutual funds as they do not have a contractual maturity date.

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

The notional amount of foreign currency forward contracts was $66.8 million and $74.8 million at March 30, 2014 and December 31, 2013, respectively.

The fair value of the outstanding contracts was a gain of $0.2 million and $0.2 million at March 30, 2014 and December 31, 2013, respectively. The following table summarizes the fair value of derivative instruments at March 30, 2014 and December 31, 2013:

	Balance Sheet Location	March 30, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$209	$153

		$209	$153

Teradyne had no offsetting foreign exchange contracts at March 30, 2014 and December 31, 2013.

In the three months ended March 30, 2014 and March 31, 2013, Teradyne recorded net realized losses of $0.7 million and net realized gains of $2.2 million, respectively, related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in interest expense and other.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three months ended March 30, 2014 and March 31, 2013. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended March 30, 2014 and March 31, 2013, gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $0.6 million and $(2.8) million, respectively.

	Location of (Losses) Gains Recognized in Statement of Operations	For the Three Months Ended
		March 30, 2014	March 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Interest expense and other	$(747)	$2,248

		$(747)	$2,248

See Note E: “Debt” regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan was denominated in Japanese Yen). The loan had a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan was collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million was unsecured. Teradyne, Inc. guaranteed payment of the loan obligation. The loan was amortized over the term of the loan with semiannual principal payments of approximately $1.0 million on September 30 and March 30 each year. The final principal and interest payments were made during the three months ended March 30, 2014.

Convertible Senior Notes

In April 2009, Teradyne issued 4.50% convertible senior notes (the “Notes”) at an aggregate principal amount of $190 million and a conversion price of $5.4750 or 182.65 shares of Teradyne’s common stock per

$1,000 principal amount of Notes. The Notes had a maturity date of March 15, 2014. Substantially all of the Notes were converted prior to March 15, 2014 and were “net share settled,” meaning that the holders received, for each $1,000 in principal amount of Notes, $1,000 in cash and approximately 131.95 shares of Teradyne common stock (calculated by taking 182.65 shares less 50.7 shares). The 50.7 shares were determined by dividing the $1,000 principal amount by the $19.74 average trading price of Teradyne’s common stock over the 25 day trading period from February 5, 2014 to March 12, 2014.

Teradyne satisfied the Notes “net share settlement” by paying the aggregate principal amount of $190 million in cash and issuing 25.1 million shares of common stock. On March 13, 2014, Teradyne exercised its call option agreement entered into with Goldman, Sachs & Co. (the “hedge counterparty”) at the time of issuance of the Notes and received 25.1 million shares of Teradyne’s common stock, which were retired.

The hedge counterparty will subsequently be able to exercise warrants with a strike price of $7.6650. These warrants will be net share settled, with approximately 534,000 warrants settled on a daily basis over a 65-day trading period from June 17, 2014 to September 17, 2014. However, Teradyne is not obligated to issue more than 34,526,500 shares of its common stock upon exercise of the warrants (which amount represented less than 19.99% of Teradyne’s outstanding shares of common stock as of March 31, 2009, without giving effect to any shares of common stock issuable pursuant to the warrant transaction).

The tables below represent the components of Teradyne’s convertible senior notes:

	March 30, 2014	December 31, 2013
	(in thousands)
Debt principal	$—	$189,998
Unamortized debt discount	—	4,290

Net carrying amount of the convertible debt	$—	$185,708

The interest expense on Teradyne’s convertible senior notes for the three months ended March 30, 2014 and March 31, 2013 was as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Contractual interest expense	$1,757	$2,137
Amortization of the discount component and debt issue fees	4,493	3,957

Total interest expense on the convertible debt	$6,250	$6,094

F. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	March 30, 2014	December 31, 2013
	(in thousands)
Contract manufacturer prepayments	$108,048	$115,388
Prepaid taxes	9,979	3,281
Prepaid professional services	6,134	6,538
Other prepayments	7,323	11,167

Total prepayments	$131,484	$136,374

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	March 30, 2014	December 31, 2013
	(in thousands)
Extended warranty	$33,949	$34,909
Equipment maintenance and training	24,650	22,455
Customer advances	9,940	4,825
Undelivered elements	5,477	6,971
Acceptance	4,776	—

Total deferred revenue and customer advances	$78,792	$69,160

H. Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The warranty balance below is included in other accrued liabilities on the balance sheet.

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$6,660	$9,786
Accruals for warranties issued during the period	2,858	1,423
Adjustments related to pre-existing warranties	(140)	(929)
Settlements made during the period	(2,763)	(3,205)

Balance at end of period	$6,615	$7,075

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Balance at beginning of period	$34,909	$28,042
Deferral of new extended warranty revenue	2,361	3,505
Recognition of extended warranty deferred revenue	(3,321)	(2,000)

Balance at end of period	$33,949	$29,547

I. Stock-Based Compensation

In January 2014, Teradyne granted performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. All TSR PRSUs will vest upon the three-year anniversary of the January 24, 2014 grant date. No TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if the executive officer is not an employee at the end of the three-year service period. During the three months ended March 30, 2014, Teradyne granted 0.1 million TSR performance-based restricted stock unit awards with a grant date fair value of $22.06. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

For the Three Months Ended
March 30, 2014
Risk-free interest rate	0.75%
Teradyne volatility-historical	36.1%
Philadelphia Semiconductor Index volatility-historical	24.6%
Dividend yield	1.25%

Expected volatility was based on the historical volatility of Teradyne’s stock and the Philadelphia Semiconductor Index over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s January 24, 2014 stock price of $19.16.

During the three months ended March 30, 2014, Teradyne granted 1.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $19.15 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.49.

During the three months ended March 31, 2013, Teradyne granted 1.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $16.57 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years, and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Expected life (years)	4.0	4.0
Risk-free interest rate	1.2%	0.6%
Volatility-historical	38.8%	46.8%
Dividend yield	1.25%	0.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the

U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s January 24, 2014 stock price of $19.16.

Effective January 31, 2014, Michael Bradley retired as Chief Executive Officer of Teradyne. Mr. Bradley will continue to serve on Teradyne’s Board of Directors. On January 22, 2014, Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Bradley. Under the Retirement Agreement, Mr. Bradley’s unvested restricted stock units and stock options granted prior to his retirement date will continue to vest in accordance with their terms through January 31, 2017; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. In the Retirement Agreement, Mr. Bradley agreed to be bound by non-competition and non-solicitation restrictions through January 31, 2017. In the three months ended March 30, 2014, Teradyne recorded a one-time charge to stock-based compensation expense of $6.6 million related to the Retirement Agreement.

J. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000
Other comprehensive income before reclassifications, net of tax of $654	1,139	—	1,139
Amounts reclassified from accumulated other comprehensive income, net of tax of $(102), $(42)	(176)	(73)	(249)

Net current period other comprehensive income	963	(73)	890

Balance at March 30, 2014, net of tax of $1,346, $(326)	$2,344	$2,546	$4,890

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three months ended March 30, 2014 and March 31, 2013, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 30, 2014	March 31, 2013
	(in thousands)
Available-for-sale marketable securities
Unrealized gains, net of tax of $102, $83	$176	$144	Interest income
Amortization of defined benefit pension and postretirement plans Prior service benefit, net of tax of $42, $40	73	69	(a)

Total reclassifications, net of tax of $144, $123	$249	$213	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note N: “Retirement Plans.”

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$362,126	$206,551	$155,575	6.3 years
Customer relationships	146,276	86,333	59,943	8.0 years
Trade names and trademarks	33,834	15,332	18,502	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$543,236	$309,216	$234,020	7.0 years

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$362,126	$193,756	$168,370	6.3 years
Customer relationships	146,276	81,742	64,534	8.0 years
Trade names and trademarks	33,834	14,447	19,387	9.0 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$543,236	$290,945	$252,291	7.0 years

Aggregate intangible asset amortization expense was $18.3 million and $18.0 million, respectively, for the three months ended March 30, 2014 and March 31, 2013. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2014 (remainder)	$51,870
2015	53,391
2016	53,391
2017	47,232
2018	22,691

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$929	$6,589

Weighted average common shares-basic	193,311	189,686
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes(1)	20,052	23,386
Convertible note hedge warrant shares(2)	20,942	18,859
Restricted stock units	1,051	1,123
Stock options	1,106	1,676
Employee stock purchase plan	22	27

Dilutive potential common shares	43,173	45,071

Weighted average common shares-diluted	236,484	234,757

Net income per common share-basic	$0.00	$0.03

Net income per common share-diluted	$0.00	$0.03

(1)	Incremental shares from conversion of the convertible notes for the three months ended March 30, 2014 were calculated using the difference between the average Teradyne stock price from January 1, 2014 through March 12, 2014 and the conversion price of $5.4750, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period from January 1, 2014 to March 12, 2014 and adjusted for the number of days the convertible notes were outstanding during the three months ended March 30, 2014. Incremental shares from assumed conversion of the convertible notes for the three months ended March 31, 2013 were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.4750, multiplied by the 34.7 million shares to be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three months ended March 30, 2014 and March 31, 2013 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.6650, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended March 30, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended March 31, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

M. Restructuring and Other

Restructuring

During the three months ended March 30, 2014, Teradyne recorded no restructuring charges. During the three months ended March 31, 2013, Teradyne recorded $0.4 million of severance charges related to headcount reductions in Semiconductor Test and System Test.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2013 Activities
Balance at December 31, 2012	$243	$1,084	$1,327
Change in estimate	—	(553)	(553)
Cash payments	(243)	(531)	(774)

Balance at December 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(966)	—	(966)

Balance at December 31, 2013	371	—	371
Cash payments	(161)	—	(161)

Balance at March 30, 2014	$210	$—	$210

Q4 2013 Activity:
Provision	$600	$—	$600
Cash payments	(486)	—	(486)

Balance at December 31, 2013	114	—	114
Cash payments	(114)	—	(114)

Balance at March 30, 2014	$—	$—	$—

Balance at March 30, 2014	$210	$—	$210

The accrual balance for severance and benefits of $0.2 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2014.

N. Retirement Plans

ASC 715, “Compensation—Retirement Benefits” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation.

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded foreign plans. In the three months ended March 31, 2014, Teradyne contributed $0.4 million to the U.S. supplemental executive defined benefit pension plan and $0.7 million to certain qualified plans for non-U.S. subsidiaries.

For the three months ended March 30, 2014 and March 31, 2013, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Service cost	$796	$834
Interest cost	3,720	3,370
Expected return on plan assets	(3,342)	(3,630)
Amortization of unrecognized prior service cost	34	41

Total net periodic pension cost	$1,208	$615

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

For the three months ended March 30, 2014 and March 31, 2013, Teradyne’s net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Service cost	$13	$16
Interest cost	86	87
Amortization of unrecognized prior service benefit	(150)	(150)

Total net periodic postretirement benefit	$(51)	$(47)

O. Commitments and Contingencies

Purchase Commitments

As of March 30, 2014, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $246.4 million, of which $236.5 million is for less than one year.

Legal Claims

Teradyne is subject to legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Income Taxes

The income tax benefit of $2.8 million for the three months ended March 30, 2014, included a $1.0 million discrete tax benefit related to disqualifying dispositions of incentive stock options and employee stock purchase plan shares and a $1.0 million discrete tax benefit related to the decrease in uncertain tax positions resulting from the change in positions and statute expiration. The income tax benefit of $8.0 million for the three months ended March 31, 2013, included an approximately $6.7 million discrete tax benefit related to the 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act of 2012.

The decrease in Teradyne’s income tax benefit for the three months ended March 30, 2014 compared to the three months ended March 31, 2013, was primarily attributable to the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2012 and 2013. The U.S. research and development tax credit expired at the end of 2013.

Q. Segment Information

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2013. Segment information is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended March 30, 2014:
Net revenues	$261,737	$21,210	$38,063	$—	$321,010
Income (loss) before income taxes(1)(2)	34,600	(25,085)	448	(11,836)	(1,873)
Three months ended March 31, 2013:
Net revenues	$211,506	$33,598	$35,263	$—	$280,367
Income (loss) before income taxes(1)(2)	13,766	(9,997)	1,530	(6,725)	(1,426)

(1)	Interest income and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three months ended March 30, 2014 and March 31, 2013 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$6,205	$213

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$3,093	$2,668

Included in the System Test segment are charges for the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$741	$919
Restructuring and other	—	244

Total	$741	$1,163

R. Shareholders’ Equity

Stock Repurchase Program

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. In the three months ended March 30, 2014 and March 31, 2013, Teradyne did not repurchase any shares. Cumulatively, as of March 30, 2014, Teradyne has repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

Dividend

In January 2014, Teradyne’s Board of Directors declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to the stockholders of record as of May 9, 2014. Payment of future cash dividends will rest within the discretion of Teradyne’s Board of Directors and will depend, among other things, upon Teradyne’s earnings, capital requirements and financial condition.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have, a significant effect on our business because our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor and electronics industries. Historically, these demand fluctuations have resulted in significant variations in our results of operations. The sharp swings in the semiconductor and electronics industries in recent years have generally affected the semiconductor and electronics test equipment and services industries more significantly than the overall capital equipment sector.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended March 30, 2014 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Percentage of total net revenues:
Net revenues:
Products	80%	76%
Services	20	24

Total net revenues	100	100
Cost of revenues:
Cost of products	39	35
Cost of services	9	11

Total cost of revenues	48	45

Gross profit	52	55
Operating expenses:
Engineering and development	21	22
Selling and administrative	24	24
Acquired intangible assets amortization	6	6
Restructuring and other	—	—

Total operating expenses	51	53

Income from operations	1	2
Interest income	—	—
Interest expense and other	2	2

Loss before income taxes	(1)	(1)
Income tax benefit	(1)	(3)

Net income	—%	2%

Results of Operations

First Quarter 2014 Compared to First Quarter 2013

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Semiconductor Test	1.4	1.2
Wireless Test	2.7	3.3
System Test	0.7	0.9
Total Company	1.4	1.4

Revenues

Net revenues by reportable segment were as follows:

	For the Three Months Ended		Dollar Change
	March 30, 2014	March 31, 2013
	(in millions)
Semiconductor Test	$261.7	$211.5	$50.2
Wireless Test	21.2	33.6	(12.4)
System Test	38.1	35.3	2.8

	$321.0	$280.4	$40.6

The increase in Semiconductor Test revenues of $50.2 million or 24% from the three months ended March 31, 2013 to the three months ended March 30, 2014, was primarily due to higher system-on-a-chip (“SOC”) product volume. The decrease in Wireless Test revenue of $12.4 million or 37% was primarily due to lower volume. The increase in System Test revenue of $2.8 million or 8% was primarily due to higher product volume in Storage Test systems, partially offset by lower Mil/Aero product sales.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Taiwan	27%	15%
United States	14	21
China	14	17
Singapore	11	8
Korea	7	8
Europe	7	8
Japan	7	6
Malaysia	5	7
Philippines	3	5
Thailand	3	4
Rest of World	2	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	March 30, 2014	March 31, 2013
	(in millions)
Gross Profit	$167.0	$153.4	$13.6
Percent of Total Revenue	52.0%	54.7%	(2.7)

Gross profit as a percent of revenue decreased by 2.7 percentage points from the three months ended March 31, 2013 to the three months ended March 30, 2014. This decrease was a result of a decrease of 2.7 points related to product mix in SOC Semiconductor Test, lower Wireless Test sales and higher Storage Test sales, a decrease of 1.7 points due to higher excess and obsolete inventory provisions, partially offset by a higher sales volume.

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

During the three months ended March 30, 2014, we recorded an inventory provision of $10.0 million included in cost of revenues with $6.1 million related to product transitions in Semiconductor Test and $3.9 million due to downward revisions to previously forecasted demand levels. Of the $10.0 million of total excess and obsolete provisions, $6.2 million was related to Semiconductor Test, $3.1 million was related to Wireless Test, and $0.7 million was related to System Test.

During the three months ended March 31, 2013, we recorded an inventory provision of $3.8 million included in cost of revenues, due to downward revisions to previously forecasted demand levels. Of the $3.8 million of total excess and obsolete provisions, $2.7 million was related to Wireless Test, $0.9 million was related to System Test, and $0.2 million was related to Semiconductor Test.

During the three months ended March 30, 2014 and March 31, 2013, we scrapped $0.9 million and $0.6 million of inventory, respectively. During the three months ended March 30, 2014 and March 31, 2013, we sold $1.4 million and $1.8 million of previously written-down or written-off inventory. As of March 30, 2014, we had inventory related reserves for inventory which had been written-down or written-off totaling $124.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	March 30, 2014	March 31, 2013
	(in millions)
Engineering and Development	$67.1	$62.8	$4.3
Percent of Total Revenue	20.9%	22.4%

The increase of $4.3 million in engineering and development expenses from the three months ended March 31, 2013 to the three months ended March 30, 2014, was due primarily to increased spending in Semiconductor Test and Wireless Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	March 30, 2014	March 31, 2013
	(in millions)
Selling and Administrative	$78.0	$67.9	$10.1
Percent of Total Revenue	24.3%	24.2%

The increase of $10.1 million in selling and administrative expenses from the three months ended March 31, 2013 to the three months ended March 30, 2014, was primarily due to a one-time $6.6 million stock-based compensation charge related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement and increased sales and marketing spending in Semiconductor Test and Wireless Test.

Restructuring and Other

Restructuring

During the three months ended March 31, 2013, we recorded $0.4 million of severance charges related to headcount reductions in Semiconductor Test and System Test.

Income Taxes

The income tax benefit of $2.8 million for the three months ended March 30, 2014, included a $1.0 million discrete tax benefit related to disqualifying dispositions of incentive stock options and employee stock purchase plan shares and a $1.0 million discrete tax benefit related to the decrease in uncertain tax positions resulting from the change in positions and statute expiration. The income tax benefit of $8.0 million for the three months ended March 31, 2013, included an approximately $6.7 million discrete tax benefit related to the 2012 U.S. federal research and development tax credit retrospectively reinstated under the American Taxpayer Relief Act.

The decrease in income tax benefit for the three months ended March 30, 2014 compared to the three months ended March 31, 2013, was primarily attributable to the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2012 and 2013. The U.S. research and development tax credit expired at the end of 2013.

On a quarterly basis, we evaluate the realizability of our deferred tax assets by jurisdiction and assess the need for a valuation allowance. At March 30, 2014, we believe that we will ultimately realize the deferred tax assets recorded on our condensed consolidated balance sheet. However, should we believe that it is more likely than not that our deferred tax assets would not be realized, our tax provision would increase in the period in which we determined that the realizability was not likely. We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the realizability of our deferred tax assets.

Contractual Obligations

The following table reflects our contractual obligations at March 30, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$246,409	$236,463	$9,946	$—	$—	$—
Retirement Plan Contributions	96,502	4,949	9,073	7,884	74,596	—
Operating Lease Obligations	55,935	13,186	20,254	7,731	14,764	—
Long-Term Other Liabilities Reflected on the Balance Sheet under GAAP(1)	78,036	—	13,981	—	—	64,055

Total	$476,882	$254,598	$53,254	$15,615	$89,360	$64,055

(1)	Included in Long-Term Other Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $232.8 million in the three months ended March 30, 2014, to $966.8 million. Cash activity for the three months ended March 30, 2014 and March 30, 2013 was as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$77.9	$49.4
Change in operating assets and liabilities	(103.8)	(85.9)

Net cash used for operating activities	(25.8)	(36.5)

Net cash provided by (used for) investing activities	97.6	(5.8)

Net cash (used for) provided by financing activities	(180.8)	8.6

Decrease in cash and cash equivalents	$(109.0)	$(33.7)

In the three months ended March 30, 2014, changes in operating assets and liabilities used cash of $103.8 million. This was due to a $56.9 million increase in operating assets and a $46.9 million decrease in operating liabilities.

The increase in operating assets was due to a $58.9 million increase in accounts receivable due to higher sales and an increase in shipments later in the quarter and a $0.6 million increase in prepayments and other assets, partially offset by a $2.6 million decrease in inventories. The decrease in operating liabilities was due to a $48.0 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $9.6 million decrease in accrued income taxes, a $4.3 million convertible interest payment, $1.4 million of retirement plan contributions, and a $0.9 million decrease in other accrued liabilities, partially offset by, a $7.7 million increase in accounts payable due to higher sales and a $9.6 million increase in customer advance payments and deferred revenue.

Investing activities during the three months ended March 30, 2014 provided cash of $97.6 million, due to proceeds from maturities and sales of marketable securities that provided cash of $280.3 million and $101.4 million, respectively, and proceeds from life insurance of $4.4 million related to the cash surrender value from the cancellation of Teradyne owed life insurance policies on its retired chief executive officer, partially offset by $257.3 million used for purchases of marketable securities and $31.2 million used for purchases of property, plant and equipment. The increase in purchases of property, plant and equipment of $8.7 million compared to the three months ended March 31, 2013 is primarily testers for customer leases.

Financing activities during the three months ended March 30, 2014 used cash of $180.8 million. $191.0 million of cash was used for payments on long-term debt related to the Convertible Notes and the Japan loan, partially offset by $10.2 million provided from the issuance of common stock under employee stock purchase and stock option plans.

In the three months ended March 31, 2013, changes in operating assets and liabilities used cash of $85.9 million. This was due to an $18.3 million increase in operating assets and a $67.6 million decrease in operating liabilities.

The increase in operating assets was due to a $13.2 million increase in accounts receivable resulting from higher sales volume, a $4.0 million increase in inventories, and a $1.1 million increase in other assets primarily due to an increase in prepayments. The decrease in operating liabilities was due to a $43.3 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $10.0 million decrease in customer advance payments and deferred revenue, a $9.1 million decrease in accrued income taxes, a $4.9 million decrease in other accrued liabilities and a $1.1 million decrease of retirement plan contributions, partially offset by a $0.8 million increase in accounts payable due to increased sales volume.

Investing activities during the three months ended March 31, 2013 used cash of $5.8 million, due to $124.5 million used for purchases of marketable securities and $22.5 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $119.6 million and $21.7 million, respectively.

Financing activities during the three months ended March 31, 2013 provided cash of $8.6 million, of which $8.9 million was from the issuance of common stock under employee stock purchase and stock option plans, partially offset by $0.3 million of cash used for payments related to LitePoint acquisition contingent consideration.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share to be paid on June 2, 2014 to the stockholders of record as of May 9, 2014. Approximately $12 million will be paid in the second quarter of 2014 for the initial quarterly cash dividend. Holders of our common stock are entitled to receive dividends if and when they are declared by our Board of Directors. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

In 2014, we expect to deploy approximately $75 million of capital into testers for customer leases bringing our total forecasted 2014 capital additions to $145 million.

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

Equity Compensation Plans

As discussed in Note O: “Stock Based Compensation” in our 2013 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

On July 18, 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Our implementation during the three months ended March 30, 2014 of this ASU did not have a material impact on our financial position or results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 28, 2014. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2013.

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

You should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. Cumulatively, as of March 30, 2014, we have repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 30, 2014 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 26, 2014	—	$—	—	$168,825
January 27, 2014 – February 23, 2014	—	$—	—	$168,825
February 24, 2014 – March 30, 2014	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the U.S. minimum statutory withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 7, 2014