Form 10-Q
period 2014-06-29
TERADYNE, INC
filed 2014-08-08
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

Act).     Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of August 1, 2014 was 204,676,850 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2014	December 31, 2013
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$254,625	$341,638
Marketable securities	488,439	586,882
Accounts receivable, less allowance for doubtful accounts of $2,461 and $2,912 at June 29, 2014 and December 31, 2013, respectively	300,767	157,642
Inventories:
Parts	70,444	84,232
Assemblies in process	15,191	15,539
Finished goods	41,239	38,168

	126,874	137,939
Deferred tax assets	68,460	72,478
Prepayments	110,473	136,374
Other current assets	4,989	7,324

Total current assets	1,354,627	1,440,277
Net property, plant and equipment	308,521	275,236
Marketable securities	364,077	271,078
Deferred tax assets	5,810	5,217
Other assets	10,927	14,591
Retirement plans assets	9,134	9,342
Intangible assets, net	215,748	252,291
Goodwill	361,819	361,792

Total assets	$2,630,663	$2,629,824

LIABILITIES
Current liabilities:
Accounts payable	$102,214	$62,874
Accrued employees’ compensation and withholdings	86,765	95,619
Deferred revenue and customer advances	63,968	55,404
Other accrued liabilities	93,103	63,712
Accrued income taxes	15,182	11,360
Current debt	—	186,663

Total current liabilities	361,232	475,632
Long-term deferred revenue and customer advances	18,992	13,756
Retirement plans liabilities	92,485	91,517
Deferred tax liabilities	39,616	40,686
Long-term other accrued liabilities	16,865	23,139

Total liabilities	529,190	644,730

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 196,321 shares and 191,731 shares issued and outstanding at June 29, 2014 and December 31, 2013, respectively	24,540	23,966
Additional paid-in capital	1,414,513	1,390,896
Accumulated other comprehensive income	5,709	4,000
Retained earnings	656,711	566,232

Total shareholders’ equity	2,101,473	1,985,094

Total liabilities and shareholders’ equity	$2,630,663	$2,629,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands, except per share amount)
Net revenues:
Products	$452,488	$363,087	$707,874	$577,387
Services	73,079	65,802	138,703	131,869

Total net revenues	525,567	428,889	846,577	709,256
Cost of revenues:
Cost of products	202,411	158,411	326,859	255,204
Cost of services	32,743	29,245	62,258	59,402

Total cost of revenues	235,154	187,656	389,117	314,606

Gross profit	290,413	241,233	457,460	394,650
Operating expenses:
Engineering and development	73,414	67,773	140,499	130,524
Selling and administrative	77,489	69,230	155,492	137,120
Acquired intangible assets amortization	18,271	18,063	36,542	36,099
Restructuring and other	572	259	572	591

Total operating expenses	169,746	155,325	333,105	304,334

Income from operations	120,667	85,908	124,355	90,316
Interest income	1,266	903	2,302	1,975
Interest expense and other	541	6,454	7,138	13,360

Income before income taxes	121,392	80,357	119,519	78,931
Income tax provision	20,187	13,801	17,385	5,786

Net income	$101,205	$66,556	$102,134	$73,145

Net income per common share:
Basic	$0.52	$0.35	$0.53	$0.38

Diluted	$0.47	$0.28	$0.45	$0.31

Weighted average common shares—basic	194,408	190,569	193,860	190,128

Weighted average common shares—diluted	216,568	234,909	226,526	234,833

Cash dividend declared per common share	$—	$—	$0.06	$—

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Net income	$101,205	$66,556	$102,134	$73,145

Other comprehensive income (loss):
Available-for-sale marketable securities:
Net unrealized gains (losses) on marketable securities arising during period, net of tax of $558, $(841), $1,242, $(726)	1,165	(1,463)	2,304	(1,263)
Less: Reclassification adjustment for net gains included in net income, net of tax of $(141), $(39), $(243), $(122)	(272)	(68)	(448)	(212)

	893	(1,531)	1,856	(1,475)
Defined benefit pension and post-retirement plans:
Amortization of net prior service benefit included in net periodic pension expense and post-retirement income, net of tax of $(42), $(40), $(85), $(79)	(74)	(69)	(147)	(138)

Other comprehensive income (loss)	819	(1,600)	1,709	(1,613)

Comprehensive income	$102,024	$64,956	$103,843	$71,532

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 29, 2014	June 30, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$102,134	$73,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,785	27,552
Amortization	42,990	46,052
Stock-based compensation	23,530	18,077
Provision for excess and obsolete inventory	15,071	5,775
Deferred taxes	(5,697)	(15,230)
Tax benefit related to stock options and restricted stock units	(1,671)	(1,584)
Retirement plans actuarial gains	—	(1,359)
Other	1,165	24
Changes in operating assets and liabilities:
Accounts receivable	(143,125)	(74,785)
Inventories	18,469	26,373
Prepayments and other assets	27,000	(17,277)
Accounts payable and other accrued expenses	52,796	(15,428)
Deferred revenue and customer advances	13,800	(2,811)
Retirement plans contributions	(2,388)	(2,511)
Accrued income taxes	5,495	2,964

Net cash provided by operating activities	183,354	68,977
Cash flows from investing activities:
Purchases of property, plant and equipment	(91,389)	(50,798)
Purchases of marketable securities	(523,306)	(458,070)
Proceeds from maturities of marketable securities	377,436	268,546
Proceeds from sales of marketable securities	152,818	50,255
Proceeds from life insurance	4,391	—

Net cash used for investing activities	(80,050)	(190,067)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock options plans	10,643	9,638
Tax benefit related to stock options and restricted stock units	1,671	1,584
Payments of dividend	(11,656)	—
Payments of long-term debt	(190,975)	(1,063)
Payments of contingent consideration	—	(388)

Net cash (used for) provided by financing activities	(190,317)	9,771

Decrease in cash and cash equivalents	(87,013)	(111,319)
Cash and cash equivalents at beginning of period	341,638	338,920

Cash and cash equivalents at end of period	$254,625	$227,601

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. The Company

Teradyne, Inc. (the “Company” or “Teradyne”) is a leading global supplier of automatic test equipment. Teradyne’s automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems; and

•	military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test (“Production Board Test”) systems (collectively these products represent “System Test”).

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

C. Recently Issued Accounting Pronouncements

On July 18, 2013, Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Teradyne’s implementation of this ASU did not have a material impact on Teradyne’s financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Teradyne, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

D. Financial Instruments and Derivatives

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Financial Instruments

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of June 29, 2014, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and six months ended June 29, 2014 and June 30, 2013. As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

Level 2: Inputs other than Level 1, that are observable either directly or indirectly as of the reporting date. For example, a common approach for valuing fixed income securities is the use of matrix pricing, a technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are not supported by market data. Unobservable inputs are developed based on the best information available, which might include Teradyne’s own data.

Substantially all of Teradyne’s fixed income securities are classified as Level 2, with the exception of investments in equity and debt mutual funds, which are classified as Level 1, and contingent consideration, which is classified as Level 3. The majority of Teradyne’s Level 2 securities are priced by pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

During the six months ended June 29, 2014 and June 30, 2013, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

There were no realized losses recorded in the three and six months ended June 29, 2014 and June 30, 2013. Realized gains recorded in the three and six months ended June 29, 2014 were $0.4 million and $0.7 million, respectively. Realized gains recorded in the three and six months ended June 30, 2013 were $0.1 million and $0.3 million, respectively. Realized gains are included in interest income.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 29, 2014 and December 31, 2013.

	June 29, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$136,730	$—	$—	$136,730
Cash equivalents	112,152	5,743	—	117,895
Available-for-sale securities:
U.S. Treasury securities	—	404,942	—	404,942
U.S. government agency securities	—	228,075	—	228,075
Commercial paper	—	108,459	—	108,459
Corporate debt securities	—	82,490	—	82,490
Equity and debt mutual funds	14,441	—	—	14,441
Certificates of deposit and time deposits	—	14,030	—	14,030
Non-U.S. government securities	—	79	—	79

Total	$263,323	$843,818	$—	$1,107,141

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230
Derivatives	—	306	—	306

Total	$—	$306	$2,230	$2,536

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$248,882	$5,743	$—	$254,625
Marketable securities	—	488,439	—	488,439
Long-term marketable securities	14,441	349,636	—	364,077

	$263,323	$843,818	$—	$1,107,141

Liabilities
Other accrued liabilities	$—	$306	$—	$306
Long-term other accrued liabilities	—	—	2,230	2,230

	$—	$306	$2,230	$2,536

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$117,242	$—	$—	$117,242
Cash equivalents	165,865	58,531	—	224,396
Available-for-sale securities:
U.S. Treasury securities	—	467,895	—	467,895
U.S. government agency securities	—	202,588	—	202,588
Commercial paper	—	105,598	—	105,598
Corporate debt securities	—	65,387	—	65,387
Equity and debt mutual funds	13,156	—	—	13,156
Certificates of deposit and time deposits	—	3,258	—	3,258
Non-U.S. government securities	—	78	—	78

Total	296,263	903,335	—	1,199,598
Derivatives	—	153	—	153

Total	$296,263	$903,488	$—	$1,199,751

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$283,107	$58,531	$—	$341,638
Marketable securities	—	586,882	—	586,882
Long-term marketable securities	13,156	257,922	—	271,078
Other current assets	—	153	—	153

	$296,263	$903,488	$—	$1,199,751

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

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

The valuation of the customer order component of the contingent consideration utilized the following assumptions: (1) probability of meeting each benchmark; (2) expected timing of meeting each benchmark; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each benchmark were estimated based on a review of the historical and projected results. A discount rate of 5.2 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the customer order contingent consideration was captured in the probabilities assigned to meeting each benchmark. There were no changes to the fair value of the contingent consideration during the six months ended June 29, 2014.

Changes in the fair value of Level 3 contingent consideration for the three and six months ended June 29, 2014 and June 30, 2013 were as follows:

Contingent consideration related to Teradyne’s acquisition of ZTEC in October 2013
For the Three and Six Months Ended
June 29, 2014
(in thousands)
Balance at December 31, 2013	$2,230
Contingent consideration payments	—

Balance at March 30, 2014	2,230
Contingent consideration payments	—

Balance at June 29, 2014	$2,230

Contingent consideration related to Teradyne’s acquisition of LitePoint in October 2011	For the Three and Six Months Ended
June 30, 2013
(in thousands)
Balance at December 31, 2012	$388
Contingent consideration payments	(313)

Balance at March 31, 2013	75
Contingent consideration payments	(75)

Balance at June 30, 2013	$—

The carrying amounts and fair values of Teradyne’s financial instruments at June 29, 2014 and December 31, 2013 were as follows:

	June 29, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$254,625	$254,625	$341,638	$341,638
Marketable securities	852,516	852,516	857,960	857,960
Convertible debt(1)	—	—	185,708	611,433
Japan loan	—	—	955	955

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at June 29, 2014 and December 31, 2013:

	June 29, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$404,707	$308	$(73)	$404,942	$36,402
U.S. government agency securities	227,889	202	(16)	228,075	41,122
Commercial paper	108,446	13	—	108,459	—
Corporate debt securities	80,771	1,903	(184)	82,490	25,959
Equity and debt mutual funds	11,567	2,898	(24)	14,441	839
Certificates of deposit and time deposits	14,027	3	—	14,030	—
Non-U.S. government securities	79	—	—	79	—

	$847,486	$5,327	$(297)	$852,516	$104,322

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$488,257	$186	$(4)	$488,439	$26,407
Long-term marketable securities	359,229	5,141	(293)	364,077	77,915

	$847,486	$5,327	$(297)	$852,516	$104,322

	December 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$468,084	$94	$(283)	$467,895	$108,212
U.S. government agency securities	202,573	75	(60)	202,588	84,498
Commercial paper	105,583	16	(1)	105,598	7,993
Corporate debt securities	65,747	762	(1,122)	65,387	40,355
Equity and debt mutual funds	10,463	2,742	(49)	13,156	702
Certificates of deposit and time deposits	3,258	—	—	3,258	—
Non-U.S. government securities	78	—	—	78	—

	$855,786	$3,689	$(1,515)	$857,960	$241,760

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$586,818	$85	$(21)	$586,882	$137,670
Long-term marketable securities	268,968	3,604	(1,494)	271,078	104,090

	$855,786	$3,689	$(1,515)	$857,960	$241,760

As of June 29, 2014, the fair market value of investments with unrealized losses was $104.3 million. Of this value, $6.9 million had unrealized losses greater than one year and $97.4 million had unrealized losses less than one year. As of December 31, 2013, the fair market value of investments with unrealized losses was $241.8 million. Of this value, $0.9 million had unrealized losses greater than one year and $240.9 million had unrealized losses less than one year. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at June 29, 2014 and December 31, 2013, were temporary.

The contractual maturities of investments held at June 29, 2014 were as follows:

	June 29, 2014
	Cost	Fair Market Value
	(in thousands)
Due within one year	$488,257	$488,439
Due after 1 year through 5 years	317,047	317,321
Due after 5 years through 10 years	6,289	6,467
Due after 10 years	24,326	25,848

Total	$835,919	$838,075

Contractual maturities of investments held at June 29, 2014 exclude equity and debt mutual funds as they do not have a contractual maturity date.

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

The notional amount of foreign currency forward contracts was $69.4 million and $74.8 million at June 29, 2014 and December 31, 2013, respectively.

The fair value of the outstanding contracts was a loss of $0.3 million and a gain of $0.2 million at June 29, 2014 and December 31, 2013, respectively. The following table summarizes the fair value of derivative instruments at June 29, 2014 and December 31, 2013:

	Balance Sheet Location	June 29, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$153
	Other accrued liabilities	306	—

		$306	$153

Teradyne had no offsetting foreign exchange contracts at June 29, 2014 and December 31, 2013.

In the three and six months ended June 29, 2014, Teradyne recorded net realized losses of $1.1 million and $1.9 million, respectively, related to foreign currency forward contracts hedging net monetary positions. In the three and six months ended June 30, 2013, Teradyne recorded net realized gains of $1.8 million and $4.1 million, respectively, related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in interest expense and other.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and six months ended June 29, 2014 and June 30, 2013. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended June 29, 2014, gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $0.7 million and $1.3 million, respectively. For the three and six months ended June 30, 2013, (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(1.8) million and $(4.6) million, respectively.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$(1,122)	$1,818	$(1,869)	$4,067

		$(1,122)	$1,818	$(1,869)	$4,067

See Note E: “Debt” regarding derivatives related to convertible senior notes.

E. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan was denominated in Japanese Yen). The loan had a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan was collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million was unsecured. Teradyne, Inc. guaranteed payment of the loan obligation. The loan was amortized over the term of the loan with semiannual principal payments of approximately $1.0 million on September 30 and March 30 each year. The final principal and interest payments were made in March 2014.

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

Subsequently, the hedge counterparty can exercise warrants with a strike price of $7.6389. The warrants are net share settled. Approximately 536,000 warrants expire on a daily basis over a 65-day trading period from June 17, 2014 to September 17, 2014. In the three months ended June 29, 2014, approximately 1.9 million shares were issued for warrants exercised.

The tables below represent the components of Teradyne’s convertible senior notes:

	June 29, 2014	December 31, 2013
	(in thousands)
Debt principal	$—	$189,998
Unamortized debt discount	—	4,290

Net carrying amount of the convertible debt	$—	$185,708

The interest expense on Teradyne’s convertible senior notes for the three and six months ended June 29, 2014 and June 30, 2013 was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Contractual interest expense	$—	$2,137	$1,757	$4,274
Amortization of the discount component and debt issue fees	—	4,087	4,493	8,044

Total interest expense on the convertible debt	$—	$6,224	$6,250	$12,318

F. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	June 29, 2014	December 31, 2013
	(in thousands)
Contract manufacturer prepayments	$92,196	$115,388
Prepaid maintenance and other services	6,838	6,538
Prepaid taxes	1,960	3,281
Other prepayments	9,479	11,167

Total prepayments	$110,473	$136,374

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	June 29, 2014	December 31, 2013
	(in thousands)
Extended warranty	$40,052	$34,909
Equipment maintenance and training	26,535	22,455
Customer advances	8,926	4,825
Undelivered elements	5,831	6,971
Customer acceptance	1,616	—

Total deferred revenue and customer advances	$82,960	$69,160

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

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$6,615	$7,075	$6,660	$9,786
Accruals for warranties issued during the period	5,399	3,684	8,257	5,107
Adjustments related to pre-existing warranties	(302)	(869)	(442)	(1,798)
Settlements made during the period	(2,639)	(2,539)	(5,402)	(5,744)

Balance at end of period	$9,073	$7,351	$9,073	$7,351

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Balance at beginning of period	$33,949	$28,599	$34,909	$26,987
Deferral of new extended warranty revenue	11,960	8,734	14,321	12,205
Recognition of extended warranty deferred revenue	(5,857)	(2,479)	(9,178)	(4,338)

Balance at end of period	$40,052	$34,854	$40,052	$34,854

I. Stock-Based Compensation

In January 2014, Teradyne granted performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. All TSR PRSUs will vest upon the three-year anniversary of the January 24, 2014 grant date. No TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if the executive officer is not an employee at the end of the three-year service period. During the six months ended June 29, 2014, Teradyne granted 0.1 million TSR performance-based restricted stock unit awards with a grant date fair value of $22.06. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

For the Six Months Ended
June 29, 2014
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

During the six months ended June 29, 2014, Teradyne granted 1.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $19.08 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.49.

During the six months ended June 30, 2013, Teradyne granted 1.9 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $16.60 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years, and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 29, 2014	June 30, 2013
Expected life (years)	4.0	4.0
Risk-free interest rate	1.2%	0.6%
Volatility-historical	38.8%	46.8%
Dividend yield	1.25%	0.0%

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

Effective January 31, 2014, Michael Bradley retired as Chief Executive Officer of Teradyne. Mr. Bradley will continue to serve on Teradyne’s Board of Directors. On January 22, 2014, Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Bradley. Under the Retirement Agreement, Mr. Bradley’s unvested restricted stock units and stock options granted prior to his retirement date will continue to vest in accordance with their terms through January 31, 2017; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. In the Retirement Agreement, Mr. Bradley agreed to be bound by non-competition and non-solicitation restrictions through January 31, 2017. In January 2014, Teradyne recorded a one-time charge to stock-based compensation expense of $6.6 million related to the Retirement Agreement.

J. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000
Other comprehensive income before reclassifications, net of tax of $1,242, $0	2,304	—	2,304
Amounts reclassified from accumulated other comprehensive income, net of tax of $(243), $(85)	(448)	(147)	(595)

Net current period other comprehensive income	1,856	(147)	1,709

Balance at June 29, 2014, net of tax of $1,793, $(369)	$3,237	$2,472	$5,709

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and six months ended June 29, 2014 and June 30, 2013, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
		(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $141, $39, $243, $122	$272	$68	$448	$212	Interest income
Amortization of defined benefit pension and postretirement plans:
Prior service benefit, net of tax of $42, $40, $85, $79	74	69	147	138	(a)

Total reclassifications	$346	$137	$595	$350	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note N: “Retirement Plans.”

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	June 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$342,933	$200,154	$142,779	6.2 years
Customer relationships	141,497	86,145	55,352	8.0 years
Trade names and trademarks	30,034	12,417	17,617	9.1 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$515,464	$299,716	$215,748	6.9 years

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$342,933	$174,563	$168,370	6.2 years
Customer relationships	141,497	76,963	64,534	8.0 years
Trade names and trademarks	30,034	10,647	19,387	9.1 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$515,464	$263,173	$252,291	6.9 years

Aggregate intangible asset amortization expense was $18.3 million and $36.5 million, respectively, for the three and six months ended June 29, 2014 and $18.1 million and $36.1 million, respectively, for the three and six months ended June 30, 2013. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2014 (remainder)	$33,598
2015	53,391
2016	53,391
2017	47,232
2018	22,691

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$101,205	$66,556	$102,134	$73,145

Weighted average common shares-basic	194,408	190,569	193,860	190,128
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	23,266	10,026	23,326
Convertible note hedge warrant shares (2)	20,406	18,689	20,674	18,774
Restricted stock units	705	772	878	947
Stock options	1,006	1,554	1,056	1,615
Employee stock purchase rights	43	59	32	43

Dilutive potential common shares	22,160	44,340	32,666	44,705

Weighted average common shares-diluted	216,568	234,909	226,526	234,833

Net income per common share-basic	$0.52	$0.35	$0.53	$0.38

Net income per common share-diluted	$0.47	$0.28	$0.45	$0.31

(1)	Incremental shares from conversion of the convertible notes for the six months ended June 29, 2014 were calculated using the difference between the average Teradyne stock price from January 1, 2014 through March 12, 2014 and the conversion price of $5.4750, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period from January 1, 2014 to March 12, 2014 and adjusted for the number of days the convertible notes were outstanding during the six months ended June 29, 2014. Incremental shares from assumed conversion of the convertible notes for the three and six months ended June 30, 2013 were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.4750, multiplied by the 34.7 million shares to be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three and six months ended June 29, 2014 and June 30, 2013 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.6389, multiplied by the weighted average warrant shares outstanding. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended June 29, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended June 30, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.5 million shares because the effect would have been anti-dilutive.

M. Restructuring and Other

Restructuring

During the six months ended June 29, 2014, Teradyne recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test. During the six months ended June 30, 2013, Teradyne recorded $0.6 million of severance charges related to headcount reductions in System Test and Semiconductor Test.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2013 Activities
Balance at December 31, 2012	$243	$1,084	$1,327
Change in estimate	—	(553)	(553)
Cash payments	(243)	(531)	(774)

Balance at December 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(966)	—	(966)

Balance at December 31, 2013	371	—	371
Cash payments	(161)	—	(161)

Balance at March 30, 2014	210	—	210
Cash payments	—	—	—

Balance at June 29, 2014	$210	$—	$210

Q4 2013 Activity:
Provision	$600	$—	$600
Cash payments	(486)	—	(486)

Balance at December 31, 2013	114	—	114
Cash payments	(114)	—	(114)

Balance at March 30, 2014	$—	$—	$—

2014 Activities
Q2 2014 Activity:
Provision	$572	$—	$572
Cash payments	(530)	—	(530)

Balance at June 29, 2014	$42	$—	$42

Balance at June 29, 2014	$252	$—	$252

The accrual balance for severance and benefits of $0.3 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by September 2014.

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

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded foreign plans. In the six months ended June 29, 2014, Teradyne contributed $0.9 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries.

For the three and six months ended June 29, 2014 and June 30, 2013, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Service cost	$811	$852	$1,607	$1,686
Interest cost	3,732	3,281	7,452	6,651
Expected return on plan assets	(3,384)	(3,631)	(6,725)	(7,261)
Amortization of unrecognized prior service cost	34	41	67	82
Actuarial loss (gain)	362	(1,123)	362	(1,123)

Total net periodic pension cost (benefit)	$1,555	$(580)	$2,763	$35

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

For the three and six months ended June 29, 2014 and June 30, 2013, Teradyne’s net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Service cost	$17	$21	$29	$37
Interest cost	82	84	168	171
Amortization of unrecognized prior service benefit	(150)	(150)	(299)	(299)
Actuarial gain	(247)	(236)	(247)	(236)

Total net periodic post-retirement benefit	$(298)	$(281)	$(349)	$(327)

O. Commitments and Contingencies

Purchase Commitments

As of June 29, 2014, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $222.5 million, of which $211.5 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Income Taxes

The effective tax rate for the three months ended June 29, 2014 and June 30, 2013 was 17%. The effective tax rate for the six months ended June 29, 2014 and June 30, 2013 was 15% and 7%, respectively. The increase in the tax rate for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily because income tax expense for the six months ended June 30, 2013 was reduced for a discrete tax benefit from the January 2013 reinstatement of the U.S. research and development credit for fiscal year 2012.

The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by Teradyne’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended June 29, 2014 were $6.1 million or $0.03 per diluted share. The tax holiday is currently expected to expire on December 31, 2015.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2013. Segment information is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended June 29, 2014:
Net revenues	$421,434	$68,699	$35,434	$—	$525,567
Income (loss) before income taxes(1)(2)	107,270	14,229	(715)	608	121,392
Three months ended June 30, 2013:
Net revenues	$292,431	$99,386	$37,072	$—	$428,889
Income (loss) before income taxes(1)(2)	58,606	23,913	779	(2,941)	80,357
Six months ended June 29, 2014:
Net revenues	$683,171	$89,909	$73,497	$—	$846,577
Income (loss) before income taxes(1)(2)	141,870	(10,856)	(267)	(11,228)	119,519
Six months ended June 30, 2013:
Net revenues	$503,937	$132,984	$72,335	$—	$709,256
Income (loss) before income taxes(1)(2)	72,372	13,916	2,309	(9,666)	78,931

(1)	Pension and postretirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three and six months ended June 29, 2014 and June 30, 2013 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$3,713	$287	$9,918	$500

Total	$3,713	$287	$9,918	$500

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$879	$1,398	$3,972	$4,066
Restructuring and other	426	—	426	—

Total	$1,305	$1,398	$4,398	$4,066

Included in the System Test segment are charges for the following:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$440	$290	$1,181	$1,209
Restructuring and other	146	131	146	375

Total	$586	$421	$1,327	$1,584

R. Shareholders’ Equity

Stock Repurchase Program

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. In the three and six months ended June 29, 2014 and June 30, 2013, Teradyne did not repurchase any shares. The cumulative repurchases under the new program as of June 29, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

Dividend

In January 2014, Teradyne’s Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014 to stockholders of record as of May 9, 2014. The total dividend payment was $11.7 million. Payment of future cash dividends will rest within the discretion of Teradyne’s Board of Directors and will depend, among other things, upon Teradyne’s earnings, capital requirements and financial condition.

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

Overview

We are a leading global supplier of automatic test equipment. We design, develop, manufacture and sell automatic test systems and solutions used to test semiconductors, wireless products, hard disk drives and circuit boards in the consumer electronics, wireless, automotive, industrial, computing, communications and aerospace and defense industries. Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems; and

•	military/aerospace (“Mil/Aero”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test (“Production Board Test”) systems (collectively these products represent “System Test”).

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended June 29, 2014 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Percentage of total net revenues:
Net revenues:
Products	86%	85%	84%	81%
Services	14	15	16	19

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	39	37	39	36
Cost of services	6	7	7	8

Total cost of revenues	45	44	46	44

Gross profit	55	56	54	56
Operating expenses:
Engineering and development	14	16	17	18
Selling and administrative	15	16	18	19
Acquired intangible assets amortization	3	4	4	5
Restructuring and other	—	—	—	—

Total operating expenses	32	36	39	43

Income from operations	23	20	15	13
Interest income	—	—	—	—
Interest expense and other	—	2	1	2

Income before income taxes	23	19	14	11
Income tax provision	4	3	2	1

Net income	19%	16%	12%	10%

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	June 29, 2014	June 30, 2013
Semiconductor Test	1.3	1.2
Wireless Test	0.8	0.9
System Test	1.1	0.7
Total Company	1.2	1.1

Revenues

Net revenues by reportable segment were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Semiconductor Test	$421.5	$292.4	$129.1
Wireless Test	68.7	99.4	(30.7)
System Test	35.4	37.1	(1.7)

	$525.6	$428.9	$96.7

The increase in Semiconductor Test revenues of $129.1 million or 44% was primarily due to higher system-on-a-chip (“SOC”) product volume driven by application processors and microcontrollers, as well as higher Memory product volume driven by FLASH memory market. The decrease in Wireless Test revenue of $30.7 million or 31% was primarily due to lower cellular product volume. The decrease in System Test revenue of $1.7 million or 5% was primarily due to lower Mil/Aero product sales, partially offset by higher product volume in Production Board Test and Storage Test systems.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Three Months Ended
	June 29, 2014	June 30, 2013
Taiwan	30%	19%
China	19	28
Korea	13	8
United States	11	12
Singapore	6	11
Europe	5	6
Malaysia	5	6
Philippines	4	2
Thailand	4	1
Japan	2	5
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	June 29, 2014	June 30, 2013
	(in millions)
Gross Profit	$290.4	$241.2	$49.2
Percent of Total Revenue	55.3%	56.2%	(0.9)

Gross profit as a percent of revenue decreased by 0.9 percentage points, a decrease of 1.3 points related to product mix in SOC Semiconductor Test and lower Wireless Test sales, a decrease of 0.7 points due to higher excess and obsolete inventory provisions, partially offset by higher sales volume.

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

During the three months ended June 29, 2014, we recorded an inventory provision of $5.0 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $5.0 million of total excess and obsolete provisions, $3.7 million was related to Semiconductor Test, $0.9 million was related to Wireless Test, and $0.4 million was related to System Test.

During the three months ended June 30, 2013, we recorded an inventory provision of $2.0 million included in cost of revenues, due to downward revisions to previously forecasted demand levels. Of the $2.0 million of total excess and obsolete provisions, $1.4 million was related to Wireless Test, $0.3 million was related to System Test, and $0.3 million was related to Semiconductor Test.

During the three months ended June 29, 2014 and June 30, 2013, we scrapped $2.3 million and $2.3 million of inventory, respectively. During the three months ended June 29, 2014 and June 30, 2013, we sold $2.1 million and $3.1 million, respectively, of previously written-down inventory. As of June 29, 2014, we had inventory related reserves for inventory which had been written-down totaling $125.5 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Engineering and Development	$73.4	$67.8	$5.6
Percent of Total Revenue	14.0%	15.8%

The increase of $5.6 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test and Wireless Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Selling and Administrative	$77.5	$69.2	$8.3
Percent of Total Revenue	14.7%	16.1%

The increase of $8.3 million in selling and administrative expenses was due primarily to increased sales and marketing spending in Semiconductor Test and Wireless Test and higher variable compensation.

Restructuring and Other

Restructuring

During the three months ended June 29, 2014, we recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test.

Income Taxes

The effective tax rate for the three months ended June 29, 2014 and June 30, 2013 was 17%. The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by Teradyne’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

Six Months of 2014 Compared to Six Months of 2013

Revenues

Net revenues by reportable segment were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Semiconductor Test	$683.2	$504.0	$179.2
Wireless Test	89.9	133.0	(43.1)
System Test	73.5	72.3	1.2

	$846.6	$709.3	$137.3

The increase in Semiconductor Test revenues of $179.2 million or 36% was primarily due to higher SOC product volume, driven by application processors and microcontrollers. The decrease in Wireless Test revenue of $43.1 million or 32% was primarily due to lower cellular product volume. The increase in System Test revenue of $1.2 million or 2% was primarily due to higher product volume in Storage Test systems, partially offset by lower Mil/Aero product sales.

Our revenues by region as a percentage of total net revenue were as follows:

	For the Six Months Ended
	June 29, 2014	June 30, 2013
Taiwan	29%	18%
China	17	24
United States	12	15
Korea	10	8
Singapore	8	10
Europe	6	7
Malaysia	5	6
Japan	4	5
Philippines	4	3
Thailand	4	2
Rest of World	1	2

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	June 29, 2014	June 30, 2013
	(in millions)
Gross Profit	$457.5	$394.7	$62.8
Percent of Total Revenue	54.0%	55.6%	(1.6)

Gross profit as a percent of revenue decreased by 1.6 percentage points due to a decrease of 1.8 points related to product mix in SOC Semiconductor Test, lower Wireless Test sales and higher Storage Test sales, a decrease of 1.0 point due to higher excess and obsolete inventory provisions, partially offset by higher sales volume.

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

During the six months ended June 29, 2014, we recorded an inventory provision of $15.1 million included in cost of revenues with $6.1 million related to product transitions in Semiconductor Test and $9.0 million due to downward revisions to previously forecasted demand levels. Of the $15.1 million of total excess and obsolete provisions, $9.9 million was related to Semiconductor Test, $4.0 million was related to Wireless Test, and $1.2 million was related to System Test.

During the six months ended June 30, 2013, we recorded an inventory provision of $5.8 million included in cost of revenues, due to downward revisions to previously forecasted demand levels. Of the $5.8 million of total excess and obsolete provisions, $4.1 million was related to Wireless Test, $1.2 million was related to System Test, and $0.5 million was related to Semiconductor Test.

During the six months ended June 29, 2014 and June 30, 2013, we scrapped $3.3 million and $2.9 million of inventory, respectively. During the six months ended June 29, 2014 and June 30, 2013, we sold $3.6 million and $4.8 million of previously written-down or written-off inventory. As of June 29, 2014, we had inventory related reserves for inventory which had been written-down or written-off totaling $125.5 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Engineering and Development	$140.5	$130.5	$10.0
Percent of Total Revenue	16.6%	18.4%

The increase of $10.0 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test and Wireless Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 29, 2014	June 30, 2013
	(in millions)
Selling and Administrative	$155.5	$137.1	$18.4
Percent of Total Revenue	18.4%	19.3%

The increase of $18.4 million in selling and administrative expenses was due primarily to a one-time $6.6 million stock-based compensation charge related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement, increased sales and marketing spending in Semiconductor Test and Wireless Test, and higher variable compensation.

Restructuring and Other

Restructuring

During the six months ended June 29, 2014, we recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test. During the six months ended June 30, 2013, we recorded $0.6 million of severance charges related to headcount reductions in System Test and Semiconductor Test.

Income Taxes

The effective tax rate for the six months ended June 29, 2014 and June 30, 2013 was 15% and 7%, respectively. The increase in the tax rate for the six months ended June 29, 2014 compared to the six months ended June 30, 2013 was primarily because income tax expense for the six months ended June 30, 2013 was reduced for a discrete tax benefit from the January 2013 reinstatement of the U.S. research and development credit for fiscal year 2012.

The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by Teradyne’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

Contractual Obligations

The following table reflects our contractual obligations at June 29, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$222,482	$211,477	$11,005	$—	$—	$—
Retirement Plan Contributions	96,442	4,834	9,024	8,994	73,590	—
Operating Lease Obligations	57,937	13,571	20,576	8,760	15,030	—
Long-Term Other Liabilities Reflected on the Balance Sheet under GAAP(1)	75,473	—	18,992	—	—	56,481

Total	$452,334	$229,882	$59,597	$17,754	$88,620	$56,481

(1)	Included in Long-Term Other Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $92.5 million in the six months ended June 29, 2014, to $1,107 million. Cash activity for the six months ended June 29, 2014 and June 30, 2013 was as follows:

	For the Six Months Ended
	June 29, 2014	June 30, 2013
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$211.3	$152.5
Change in operating assets and liabilities	(27.9)	(83.5)

Net cash provided by operating activities	183.4	69.0

Net cash used for investing activities	(80.1)	(190.1)

Net cash (used for) provided by financing activities	(190.3)	9.8

Decrease in cash and cash equivalents	$(87.0)	$(111.3)

In the six months ended June 29, 2014, changes in operating assets and liabilities used cash of $27.9 million. This was due to a $97.7 million increase in operating assets and a $69.7 million increase in operating liabilities.

The increase in operating assets was due to a $143.1 million increase in accounts receivable due to higher sales, partially offset by a $27.0 million decrease in prepayments and other assets and an $18.5 million decrease in inventories due to higher sales. The increase in operating liabilities was due to a $39.3 million increase in accounts payable due to higher sales, a $37.9 million increase in other accrued liabilities, a $13.8 million increase in customer advance payments and deferred revenue and a $5.5 million increase in accrued income taxes, partially offset by a $20.1 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $4.3 million convertible note interest payment, and $2.4 million of retirement plan contributions.

Investing activities during the six months ended June 29, 2014 used cash of $80.1 million, due to $523.3 million used for purchases of marketable securities and $91.4 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $377.4 million and $152.8 million, respectively, and proceeds from life insurance of $4.4 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies on its retired chief executive officer. The increase in purchases of property, plant and equipment of $40.6 million compared to the six months ended June 30, 2013 is primarily due to testers used for customer leases.

Financing activities during the six months ended June 29, 2014 used cash of $190.3 million. $191.0 million of cash was used for payments on long-term debt related to the convertible note and the Japan loan and $11.7 million was used for dividend payments, partially offset by $10.6 million provided by the issuance of common stock under employee stock purchase and stock option plans and $1.7 million from the tax benefit related to stock options and restricted stock units.

In the six months ended June 30, 2013, changes in operating assets and liabilities used cash of $83.5 million. This was due to a $65.7 million increase in operating assets and a $17.8 million decrease in operating liabilities.

The increase in operating assets was due to a $74.8 million increase in accounts receivable resulting from higher sales volume, a $17.3 million increase in other assets primarily due to an increase in prepayments, partially offset by a $26.4 million decrease in inventories. The decrease in operating liabilities was due to a $24.0 million decrease in accrued employee compensation due primarily to variable compensation and employee stock awards payroll taxes payments, a $2.8 million decrease in customer advance payments and deferred revenue, and $2.5 million of retirement plan contributions, partially offset by an $8.5 million increase in accounts payable due to increased sales volume and a $3.0 million increase in accrued income taxes.

Investing activities during the six months ended June 30, 2013 used cash of $190.1 million, due to $458.1 million used for purchases of marketable securities and $50.8 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $268.5 million and $50.3 million, respectively.

Financing activities during the six months ended June 30, 2013 provided cash of $9.8 million, of which $9.6 million was from the issuance of common stock under employee stock purchase and stock option plans and $1.6 million from the tax benefit related to stock options and restricted stock units, partially offset by $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration and $1.1 million of cash used for the payments on long-term debt related to the Japan loan.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014 to stockholders of record as of May 9, 2014. The total dividend payment was $11.7 million. Holders of our common stock are entitled to receive dividends if and when they are declared by our Board of Directors. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

In 2014, we expect to deploy approximately $75 million of capital into testers for customer leases bringing our total forecasted 2014 capital additions to $162 million. As of June 29, 2014, we purchased approximately $45 million of the forecasted $75 million of testers for customer leases.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $430 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Under this ASU, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by unrecognized tax benefits. The provisions of this ASU are effective for interim and annual periods beginning on or after December 15, 2013. Our implementation of this ASU did not have a material impact on our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Teradyne, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the impact of this ASU on our financial position and results of operations.

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

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. The cumulative repurchases under the new program as of June 29, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended June 29, 2014 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
March 31, 2014 – April 27, 2014	—	$—	—	$168,825
April 28, 2014 – May 25, 2014	—	$—	—	$168,825
May 26, 2014 – June 29, 2014	—	$—	—	$168,825

	—	$—	—	$168,825

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

August 8, 2014