Form 10-Q
period 2014-09-28
TERADYNE, INC
filed 2014-11-07
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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

The number of shares outstanding of the registrant’s only class of Common Stock as of October 31, 2014 was 216,494,252 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28, 2014	December 31, 2013
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$211,704	$341,638
Marketable securities	594,801	586,882
Accounts receivable, less allowance for doubtful accounts of $2,438 and $2,912 at September 28, 2014 and December 31, 2013, respectively	321,312	157,642
Inventories:
Parts	64,588	84,232
Assemblies in process	11,147	15,539
Finished goods	32,642	38,168

	108,377	137,939
Deferred tax assets	68,791	72,478
Prepayments	88,732	136,374
Other current assets	7,304	7,324

Total current assets	1,401,021	1,440,277
Net property, plant and equipment	335,805	275,236
Marketable securities	374,808	271,078
Deferred tax assets	5,353	5,217
Other assets	9,853	14,591
Retirement plans assets	8,871	9,342
Intangible assets, net	197,477	252,291
Goodwill	361,819	361,792

Total assets	$2,695,007	$2,629,824

LIABILITIES
Current liabilities:
Accounts payable	$60,309	$62,874
Accrued employees’ compensation and withholdings	91,053	95,619
Deferred revenue and customer advances	60,178	55,404
Other accrued liabilities	98,424	63,712
Accrued income taxes	19,840	11,360
Current debt	—	186,663

Total current liabilities	329,804	475,632
Long-term deferred revenue and customer advances	23,248	13,756
Retirement plans liabilities	88,670	91,517
Deferred tax liabilities	35,911	40,686
Long-term other accrued liabilities	27,466	23,139

Total liabilities	505,099	644,730

Commitments and contingencies (Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 216,482 shares and 191,731 shares issued and outstanding at September 28, 2014 and December 31, 2013, respectively	27,060	23,966
Additional paid-in capital	1,431,100	1,390,896
Accumulated other comprehensive income	4,859	4,000
Retained earnings	726,889	566,232

Total shareholders’ equity	2,189,908	1,985,094

Total liabilities and shareholders’ equity	$2,695,007	$2,629,824

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands, except per share amount)
Net revenues:
Products	$402,987	$365,825	$1,110,861	$943,212
Services	75,023	67,551	213,726	199,420

Total net revenues	478,010	433,376	1,324,587	1,142,632
Cost of revenues:
Cost of products	182,591	150,365	509,450	405,569
Cost of services	34,298	28,717	96,556	88,119

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	216,889	179,082	606,006	493,688

Gross profit	261,121	254,294	718,581	648,944
Operating expenses:
Engineering and development	71,953	68,918	212,452	199,442
Selling and administrative	73,064	72,917	228,556	210,037
Acquired intangible assets amortization	18,271	18,064	54,813	54,163
Restructuring and other	(405)	889	167	1,480

Total operating expenses	162,883	160,788	495,988	465,122

Income from operations	98,238	93,506	222,593	183,822
Interest income	1,922	948	4,224	2,923
Interest expense and other (income) expense	(510)	6,902	6,628	20,262

Income before income taxes	100,670	87,552	220,189	166,483
Income tax provision	17,721	18,093	35,106	23,879

Net income	$82,949	$69,459	$185,083	$142,604

Net income per common share:
Basic	$0.40	$0.36	$0.93	$0.75

Diluted	$0.38	$0.29	$0.83	$0.61

Weighted average common shares—basic	207,381	191,307	198,367	190,521

Weighted average common shares—diluted	218,333	235,828	223,795	235,165

Cash dividend declared per common share	$0.06	$—	$0.12	$—

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Net income	$82,949	$69,459	$185,083	$142,604

Other comprehensive income (loss):
Available-for-sale marketable securities:
Net unrealized gains (losses) on marketable securities arising during period, net of tax (benefit) expense of $(139), $358, $1,103, $(367)	(138)	623	2,166	(640)
Less: Reclassification adjustment for net gains included in net income, net of tax (benefit) of $(348), $(109), $(591), $(231)	(638)	(189)	(1,086)	(401)

	(776)	434	1,080	(1,041)
Defined benefit pension and post-retirement plans:
Amortization of net prior service benefit included in net periodic pension expense and post-retirement income, net of tax (benefit) of $(42), $(40), $(127), $(119)	(74)	(69)	(221)	(207)

Other comprehensive income (loss)	(850)	365	859	(1,248)

Comprehensive income	$82,099	$69,824	$185,942	$141,356

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2013, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
	(in thousands)
Cash flows from operating activities:
Net income	$185,083	$142,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,832	41,873
Amortization	62,122	69,495
Stock-based compensation	31,873	27,227
Provision for excess and obsolete inventory	21,505	9,616
Deferred taxes	(8,747)	(19,211)
Contingent consideration fair value adjustment	(630)	—
Tax benefit related to stock options and restricted stock units	(1,726)	(807)
Retirement plans actuarial gains	—	(1,359)
Impairment loss on property, plant and equipment	—	1,074
Other	2,110	1,088
Changes in operating assets and liabilities:
Accounts receivable	(163,670)	(55,963)
Inventories	38,267	34,194
Prepayments and other assets	47,784	(26,312)
Accounts payable and other accrued expenses	29,109	(17)
Deferred revenue and customer advances	14,266	(9,249)
Retirement plans contributions	(3,281)	(3,569)
Accrued income taxes	10,208	13,750

Net cash provided by operating activities	317,105	224,434
Cash flows from investing activities:
Purchases of property, plant and equipment	(146,352)	(82,925)
Purchases of marketable securities	(844,056)	(658,564)
Proceeds from maturities of marketable securities	495,565	401,901
Proceeds from sales of marketable securities	236,060	332,968
Proceeds from life insurance	4,391	—

Net cash used for investing activities	(254,392)	(6,620)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock options plans	21,030	16,778
Tax benefit related to stock options and restricted stock units	1,726	807
Payments of dividend	(24,428)	—
Payments of long-term debt	(190,975)	(1,063)
Payments of contingent consideration	—	(388)

Net cash (used for) provided by financing activities	(192,647)	16,134

(Decrease) increase in cash and cash equivalents	(129,934)	233,948
Cash and cash equivalents at beginning of period	341,638	338,920

Cash and cash equivalents at end of period	$211,704	$572,868

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

Financial Instruments

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of September 28, 2014, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and nine months ended September 28, 2014 and September 29, 2013. As defined in ASC 820-10 “Fair Value Measurements and Disclosures”, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

During the nine months ended September 28, 2014 and September 29, 2013, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

Realized gains and (losses) for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
(in thousands)
Realized gains	$986	$235	$1,677	$569
Realized (losses)	—	—	—	—

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 28, 2014 and December 31, 2013.

	September 28, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$100,633	$—	$—	$100,633
Cash equivalents	99,979	11,092	—	111,071
Available-for-sale securities:
U.S. Treasury securities	—	459,240	—	459,240
U.S. government agency securities	—	285,617	—	285,617
Commercial paper	—	99,774	—	99,774
Corporate debt securities	—	94,357	—	94,357
Certificates of deposit and time deposits	—	18,522	—	18,522
Equity and debt mutual funds	12,099	—	—	12,099

Total	$212,711	$968,602	$—	$1,181,313

Liabilities
Contingent consideration	$—	$—	$1,600	$1,600
Derivatives	—	546	—	546

Total	$—	$546	$1,600	$2,146

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$200,612	$11,092	$—	$211,704
Marketable securities	—	594,801	—	594,801
Long-term marketable securities	12,099	362,709	—	374,808

	$212,711	$968,602	$—	$1,181,313

Liabilities
Other accrued liabilities	$—	$546	$—	$546
Long-term other accrued liabilities	—	—	1,600	1,600

	$—	$546	$1,600	$2,146

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$117,242	$—	$—	$117,242
Cash equivalents	165,865	58,531	—	224,396
Available-for-sale securities:
U.S. Treasury securities	—	467,895	—	467,895
U.S. government agency securities	—	202,588	—	202,588
Commercial paper	—	105,598	—	105,598
Corporate debt securities	—	65,387	—	65,387
Equity and debt mutual funds	13,156	—	—	13,156
Certificates of deposit and time deposits	—	3,258	—	3,258
Non-U.S. government securities	—	78	—	78

Total	296,263	903,335	—	1,199,598
Derivatives	—	153	—	153

Total	$296,263	$903,488	$—	$1,199,751

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$283,107	$58,531	$—	$341,638
Marketable securities	—	586,882	—	586,882
Long-term marketable securities	13,156	257,922	—	271,078
Other current assets	—	153	—	153

	$296,263	$903,488	$—	$1,199,751

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

Contingent consideration relates to Teradyne’s acquisition of ZTEC Instruments, Inc. (“ZTEC”) on October 25, 2013. The total purchase price included $2.2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. The maximum amount of contingent consideration that could be paid is $5.0 million. Based on the projected results for the acquisition, no value was assigned to the revenue component of the contingent consideration.

The acquisition date valuation of the customer order component of the contingent consideration utilized the following assumptions: (1) probability of meeting each benchmark; (2) expected timing of meeting each benchmark; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each benchmark were estimated based on a review of the historical and projected results. A discount rate of 5.2 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the customer order contingent consideration was captured in the probabilities assigned to meeting each benchmark. Teradyne assesses these assumptions and estimates on a quarterly basis as additional data impacting the assumptions is obtained. During the three and nine months ended September 28, 2014, the fair value of the customer order component of the contingent consideration was reduced by $0.6 million based on updated assumptions and estimates. The fair value reduction was recorded as a gain in restructuring and other in the statement of operations.

Changes in the fair value of Level 3 contingent consideration for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows:

Contingent consideration related to Teradyne’s acquisition of ZTEC in October 2013	For the Three and Nine Months Ended
September 28, 2014
(in thousands)
Balance at December 31, 2013	$2,230
Contingent consideration payments	—

Balance at March 30, 2014	2,230
Contingent consideration payments	—

Balance at June 29, 2014	2,230
Fair value adjustment	(630)

Balance at September 28, 2014	$1,600

Contingent consideration related to Teradyne’s acquisition of LitePoint in October 2011	For the Three and Nine Months Ended
September 29, 2013
(in thousands)
Balance at December 31, 2012	$388
Contingent consideration payments	(313)

Balance at March 31, 2013	75
Contingent consideration payments	(75)

Balance at June 30, 2013	—
Contingent consideration payments	—

Balance at September 29, 2013	$—

The carrying amounts and fair values of Teradyne’s financial instruments at September 28, 2014 and December 31, 2013 were as follows:

	September 28, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$211,704	$211,704	$341,638	$341,638
Marketable securities	969,609	969,609	857,960	857,960
Convertible debt(1)	—	—	185,708	611,433
Japan loan	—	—	955	955

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion feature.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at September 28, 2014 and December 31, 2013:

	September 28, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$458,958	$373	$(91)	$459,240	$64,267
U.S. government agency securities	285,528	195	(106)	285,617	66,700
Commercial paper	99,767	11	(4)	99,774	23,722
Corporate debt securities	92,883	1,734	(260)	94,357	56,393
Certificates of deposit and time deposits	18,508	14	—	18,522	—
Equity and debt mutual funds	10,199	1,933	(33)	12,099	1,074

	$965,843	$4,260	$(494)	$969,609	$212,156

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$594,500	$319	$(18)	$594,801	$66,188
Long-term marketable securities	371,343	3,941	(476)	374,808	145,968

	$965,843	$4,260	$(494)	$969,609	$212,156

	December 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$468,084	$94	$(283)	$467,895	$108,212
U.S. government agency securities	202,573	75	(60)	202,588	84,498
Commercial paper	105,583	16	(1)	105,598	7,993
Corporate debt securities	65,747	762	(1,122)	65,387	40,355
Equity and debt mutual funds	10,463	2,742	(49)	13,156	702
Certificates of deposit and time deposits	3,258	—	—	3,258	—
Non-U.S. government securities	78	—	—	78	—

	$855,786	$3,689	$(1,515)	$857,960	$241,760

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$586,818	$85	$(21)	$586,882	$137,670
Long-term marketable securities	268,968	3,604	(1,494)	271,078	104,090

	$855,786	$3,689	$(1,515)	$857,960	$241,760

As of September 28, 2014, the fair market value of investments with unrealized losses was $212.2 million. Of this value, $5.0 million had unrealized losses greater than one year and $207.2 million had unrealized losses less than one year. As of December 31, 2013, the fair market value of investments with unrealized losses was $241.8 million. Of this value, $0.9 million had unrealized losses greater than one year and $240.9 million had unrealized losses less than one year. Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at September 28, 2014 and December 31, 2013, were temporary.

The contractual maturities of investments held at September 28, 2014 were as follows:

	September 28, 2014
	Cost	Fair Market Value
	(in thousands)
Due within one year	$594,500	$594,801
Due after 1 year through 5 years	330,340	330,412
Due after 5 years through 10 years	5,772	5,859
Due after 10 years	25,032	26,438

Total	$955,644	$957,510

Contractual maturities of investments held at September 28, 2014 exclude equity and debt mutual funds as they do not have a contractual maturity date.

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

The notional amount of foreign currency forward contracts was $67.9 million and $74.8 million at September 28, 2014 and December 31, 2013, respectively.

The fair value of the outstanding contracts was a loss of $0.6 million and a gain of $0.2 million at September 28, 2014 and December 31, 2013, respectively. The following table summarizes the fair value of derivative instruments at September 28, 2014 and December 31, 2013:

	Balance Sheet Location	September 28, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other current assets	$—	$153
	Other accrued liabilities	546	—

		$546	$153

Teradyne had no offsetting foreign exchange contracts at September 28, 2014 and December 31, 2013.

In the three and nine months ended September 28, 2014, Teradyne recorded net realized gains (losses) of $0.2 million and $(1.6) million, respectively, related to foreign currency forward contracts hedging net monetary positions. In the three and nine months ended September 29, 2013, Teradyne recorded net realized gains of $0.0 million and $4.1 million, respectively, related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in interest expense and other.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and nine months ended September 28, 2014 and September 29, 2013. The table does not reflect the corresponding gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended September 28, 2014, (losses) gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(0.4) million and $0.9 million, respectively. For the three and nine months ended September 29, 2013, losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(0.4) million and $(5.0) million, respectively.

	Location of Gains (Losses) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Interest expense and other	$237	$—	$(1,632)	$4,068

		$237	$—	$(1,632)	$4,068

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

From June 17, 2014 to September 17, 2014, the hedge counterparty exercised its warrant agreement entered into with Teradyne at the time of issuance of the Notes. The warrants were net share settled. In the three and nine months ended September 28, 2014, Teradyne issued 19.3 million and 21.2 million shares of its common stock, respectively, for warrants exercised at a weighted average strike price of $7.6348 and $7.6351, respectively.

The tables below represent the components of Teradyne’s convertible senior notes:

	September 28, 2014	December 31, 2013
	(in thousands)
Debt principal	$—	$189,998
Unamortized debt discount	—	4,290

Net carrying amount of the convertible debt	$—	$185,708

The interest expense on Teradyne’s convertible senior notes for the three and nine months ended September 28, 2014 and September 29, 2013 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Contractual interest expense	$—	$2,114	$1,757	$6,388
Amortization of the discount component and debt issue fees	—	4,221	4,493	12,266

Total interest expense on the convertible debt	$—	$6,335	$6,250	$18,654

F. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	September 28, 2014	December 31, 2013
	(in thousands)
Contract manufacturer prepayments	$68,126	$115,388
Prepaid maintenance and other services	6,794	6,538
Prepaid taxes	3,413	3,281
Other prepayments	10,399	11,167

Total prepayments	$88,732	$136,374

G. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	September 28, 2014	December 31, 2013
	(in thousands)
Extended warranty	$43,497	$34,909
Equipment maintenance and training	27,703	22,455
Customer advances	5,041	4,825
Undelivered elements	7,185	6,971

Total deferred revenue and customer advances	$83,426	$69,160

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

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Balance at beginning of period	$9,073	$7,351	$6,660	$9,786
Accruals for warranties issued during the period	4,419	3,674	12,675	8,781
Adjustments related to pre-existing warranties	(559)	(524)	(1,000)	(2,323)
Settlements made during the period	(2,982)	(2,470)	(8,384)	(8,213)

Balance at end of period	$9,951	$8,031	$9,951	$8,031

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Balance at beginning of period	$40,052	$34,854	$34,909	$26,987
Deferral of new extended warranty revenue	9,896	5,586	24,218	17,791
Recognition of extended warranty deferred revenue	(6,451)	(4,120)	(15,630)	(8,458)

Balance at end of period	$43,497	$36,320	$43,497	$36,320

I. Stock-Based Compensation

In January 2014, Teradyne granted 0.1 million of performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. All TSR PRSUs will vest upon the three-year anniversary of the January 24, 2014 grant date. No TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if the executive officer is not an employee at the end of the three-year service period. During the nine months ended September 28, 2014, Teradyne granted 0.1 million TSR performance-based restricted stock unit awards with an estimated grant date fair value of $22.06 per award. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

For the Nine Months Ended
September 28, 2014
Risk-free interest rate	0.75%
Teradyne volatility-historical	36.1%
Philadelphia Semiconductor Index volatility-historical	24.6%
Dividend yield	1.25%

Expected volatility was based on the historical volatility of Teradyne’s stock and the Philadelphia Semiconductor Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s January 24, 2014 stock price of $19.16.

During the nine months ended September 28, 2014, Teradyne granted 1.7 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $19.09 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.49.

During the nine months ended September 29, 2013, Teradyne granted 1.9 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $16.60 and 0.2 million of service-based stock options to executive officers at a weighted average grant date fair value of $6.09.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years, and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
Expected life (years)	4.0	4.0
Risk-free interest rate	1.2%	0.6%
Volatility-historical	38.8%	46.8%
Dividend yield	1.25%	0.0%

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

J. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000
Other comprehensive income before reclassifications, net of tax of $1,103, $0	2,166	—	2,166
Amounts reclassified from accumulated other comprehensive income, net of tax of $(591), $(127)	(1,086)	(221)	(1,307)

Net current period other comprehensive income	1,080	(221)	859

Balance at September 28, 2014, net of tax of $1,306, $(411)	$2,461	$2,398	$4,859

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $348, $109, $591, $231	$638	$189	$1,086	$401	Interest income
Amortization of defined benefit pension and postretirement plans:
Prior service benefit, net of tax of $42, $40, $127, $119	74	69	221	207	(a)

Total reclassifications	$712	$258	$1,307	$608	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note N: “Retirement Plans.”

K. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	September 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$342,933	$212,949	$129,984	6.2 years
Customer relationships	141,005	90,244	50,761	8.0 years
Trade names and trademarks	30,034	13,302	16,732	9.1 years

Total intangible assets	$513,972	$316,495	$197,477	6.9 years

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$342,933	$174,563	$168,370	6.2 years
Customer relationships	141,497	76,963	64,534	8.0 years
Trade names and trademarks	30,034	10,647	19,387	9.1 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$515,464	$263,173	$252,291	6.9 years

Aggregate intangible asset amortization expense was $18.3 million and $54.8 million, respectively, for the three and nine months ended September 28, 2014 and $18.1 million and $54.2 million, respectively, for the three and nine months ended September 29, 2013. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2014 (remainder)	$15,327
2015	53,391
2016	53,391
2017	47,232
2018	22,691
Thereafter	5,445

L. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$82,949	$69,459	$185,083	$142,604

Weighted average common shares-basic	207,381	191,307	198,367	190,521
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	23,257	6,684	23,303
Convertible note hedge warrant shares (2)	8,885	18,678	16,744	18,742
Restricted stock units	1,167	1,102	975	1,000
Stock options	879	1,465	997	1,564
Employee stock purchase rights	21	19	28	35

Dilutive potential common shares	10,952	44,521	25,428	44,644

Weighted average common shares-diluted	218,333	235,828	223,795	235,165

Net income per common share-basic	$0.40	$0.36	$0.93	$0.75

Net income per common share-diluted	$0.38	$0.29	$0.83	$0.61

(1)

Incremental shares from conversion of the convertible notes for the nine months ended September 28, 2014 were calculated using the difference between the average Teradyne stock price from January 1, 2014 through March 12, 2014 and the conversion price of $5.4750, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period from January 1, 2014 to March 12, 2014 and adjusted for the number of days the convertible notes were outstanding. Incremental shares from assumed conversion of the convertible notes for the three and nine months ended September 29, 2013 were calculated using the difference between the average Teradyne stock price for the period the convertible notes were outstanding and the conversion price of $5.48, multiplied by the 34.7 million shares to be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares for the three and nine months ended September 28, 2014 are calculated using the difference between the average Teradyne stock price for the period the warrants were outstanding and the warrant price of $7.63 and $7.64, respectively, multiplied by the weighted average warrant shares outstanding. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period the warrants were outstanding. Convertible note hedge warrant shares for the three and nine months ended September 29, 2013 are calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by the 34.7 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the warrant, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended September 28, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended September 29, 2013 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

M. Restructuring and Other

Restructuring

During the nine months ended September 28, 2014, Teradyne recorded $0.8 million of severance charges related to headcount reductions of approximately 30 people, primarily in Wireless Test. During the nine months ended September 29, 2013, Teradyne recorded $1.5 million of severance charges related to headcount reductions of approximately 40 people, of which $1.4 million was in System Test and $0.4 million was in Semiconductor Test, and a $(0.4) million credit in Corporate for a change in the estimated exit costs related to a leased facility.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2013 Activities
Balance at December 31, 2012	$243	$1,084	$1,327
Change in estimate	—	(553)	(553)
Cash payments	(243)	(531)	(774)

Balance at December 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(966)	—	(966)

Balance at December 31, 2013	371	—	371
Cash payments	(161)	—	(161)

Balance at March 30, 2014	210	—	210
Cash payments	—	—	—

Balance at June 29, 2014	210	—	210
Cash payments	—	—	—

Balance at September 28, 2014	$210	$—	$210

Q4 2013 Activity:
Provision	$600	$—	$600
Cash payments	(486)	—	(486)

Balance at December 31, 2013	114	—	114
Cash payments	(114)	—	(114)

Balance at March 30, 2014	$—	$—	$—

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
2014 Activities
Q2 2014 Activity:
Provision	$572	$—	$572
Cash payments	(530)	—	(530)

Balance at June 29, 2014	42	—	42
Cash payments	(42)	—	(42)

Balance at September 28, 2014	$—	$—	$—

Q3 2014 Activity:
Provision	$225	$—	$225
Cash payments	(225)	—	(225)

Balance at September 28, 2014	$—	$—	$—

Balance at September 28, 2014	$210	$—	$210

The accrual balance for severance and benefits of $0.2 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by December 2014.

Other

During the three and nine months ended September 28, 2014, Teradyne recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

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

On October 27, 2014, the U.S. Society of Actuaries released new mortality tables. Teradyne will use the new mortality tables along with other updated pension valuation assumptions (discount rate, asset rate of return, etc.) as part of its annual fourth quarter pension obligation remeasurement. The estimated actuarial loss as a result of the new mortality tables and current discount rates is approximately $50 million.

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded foreign plans. In the nine months ended September 28, 2014, Teradyne contributed $1.3 million to the U.S. supplemental executive defined benefit pension plan and $1.2 million to certain qualified plans for non-U.S. subsidiaries.

For the three and nine months ended September 28, 2014 and September 29, 2013, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Service cost	$761	$871	$2,368	$2,557
Interest cost	3,650	3,350	11,102	10,001
Expected return on plan assets	(3,335)	(3,664)	(10,060)	(10,925)
Amortization of unrecognized prior service cost	34	41	101	123
Actuarial loss (gain)	—	—	362	(1,123)

Total net periodic pension cost	$1,110	$598	$3,873	$633

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

For the three and nine months ended September 28, 2014 and September 29, 2013, Teradyne’s net periodic postretirement benefit was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Service cost	$15	$19	$44	$56
Interest cost	84	86	252	257
Amortization of unrecognized prior service benefit	(150)	(150)	(449)	(449)
Actuarial gain	—	—	(247)	(236)

Total net periodic post-retirement benefit	$(51)	$(45)	$(400)	$(372)

O. Commitments and Contingencies

Purchase Commitments

As of September 28, 2014, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $155.2 million, of which $147.4 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Income Taxes

The effective tax rate for the three months ended September 28, 2014 and September 29, 2013 was 18% and 21%, respectively. The decrease in the tax rate was primarily due to a more favorable geographic mix of income partially offset by an increase in reserves for uncertain tax positions.

The effective tax rate for the nine months ended September 28, 2014 and September 29, 2013 was 16% and 14%, respectively. The increase in the tax rate was primarily due to income tax expense for the nine months ended September 29, 2013 being reduced for a discrete tax benefit from the January 2013 reinstatement of the U.S. research and development credit for fiscal year 2012 and an increase in reserves for uncertain tax positions in fiscal year 2014, partially offset by a more favorable geographic mix of income in fiscal year 2014.

The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by Teradyne’s international subsidiaries being taxed at rates lower than the U.S. statutory rate.

As of September 28, 2014, Teradyne had $31.6 million of reserves for uncertain tax positions. As of December 31, 2013, Teradyne had $21.2 million of reserves for uncertain tax positions. The $10.4 million net increase in reserves for uncertain tax positions primarily relates to the allocation of income among jurisdictions. As of September 28, 2014, Teradyne anticipates the liability for uncertain tax positions could decrease by approximately $2.8 million over the next twelve months, primarily as a result of the expiration of statutes of limitations and clarification of tax laws. The potential decrease is primarily related to equity compensation.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended September 28, 2014 were $12.3 million or $0.05 per diluted share. The tax holiday is currently expected to expire on December 31, 2015.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2013. Segment information is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended September 28, 2014:
Net revenues	$380,083	$54,838	$43,089	$—	$478,010
Income before income taxes(1)(2)	91,900	2,379	5,779	612	100,670
Three months ended September 29, 2013:
Net revenues	$304,131	$93,132	$36,113	$—	$433,376
Income (loss) before income taxes(1)(2)	68,932	27,575	(2,462)	(6,493)	87,552
Nine months ended September 28, 2014:
Net revenues	$1,063,254	$144,747	$116,586	$—	$1,324,587
Income (loss) before income taxes(1)(2)	233,770	(8,477)	5,512	(10,616)	220,189
Nine months ended September 29, 2013:
Net revenues	$808,068	$226,116	$108,448	$—	$1,142,632
Income (loss) before income taxes(1)(2)	141,304	41,491	(153)	(16,159)	166,483

(1)	Pension and postretirement actuarial gains and losses, interest income, and interest expense and other are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits for the three and nine months ended September 28, 2014 and September 29, 2013 that include restructuring and other, and provision for excess and obsolete inventory, as follows:

Included in the Semiconductor Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$4,404	$1,378	$14,322	$1,878
Restructuring and other	—	282	—	416

Total	$4,404	$1,660	$14,322	$2,294

Included in the Wireless Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$1,267	$2,059	$5,239	$6,125
Restructuring and other	—	—	426	82

Total	$1,267	$2,059	$5,665	$6,207

Included in the System Test segment are charges for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Cost of revenues—provision for excess and obsolete inventory	$763	$404	$1,944	$1,613
Restructuring and other	225	1,055	371	1,430

Total	$988	$1,459	$2,315	$3,043

Included in Corporate and Eliminations are credits for the following:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
	(in thousands)
Restructuring and other	$(630)	$(448)	$(630)	$(448)

Total	$(630)	$(448)	$(630)	$(448)

R. Shareholders’ Equity

Stock Repurchase Program

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. In the three and nine months ended September 28, 2014 and September 29, 2013, Teradyne did not repurchase any shares. The cumulative repurchases under the new program as of September 28, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors. In January 2014, Teradyne’s Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014 to stockholders of record as of May 9, 2014. In August 2014, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share that was paid on September 26, 2014 to stockholders of record as of September 5, 2014. Dividend payments for the three and nine months ended September 28, 2014 were $12.8 million and $24.4 million, respectively. Payment of future cash dividends will rest within the discretion of Teradyne’s Board of Directors and will depend, among other things, upon Teradyne’s earnings, capital requirements and financial condition.

S. Subsequent Events

On October 31, 2014, Teradyne completed the acquisition of substantially all the assets of Avionics Interface Technologies, LLC (“AIT”) located in Omaha, Nebraska, for approximately $18.9 million and up to $2.1 million payable upon achievement of certain revenue and gross margin targets through December 31, 2016. The fair value of assets and liabilities acquired has not been disclosed because Teradyne has not completed the valuation. AIT is a leading provider of equipment for testing state-of-the-art data buses. The acquisition complements Teradyne’s Mil/Aero line of bus test instrumentation for commercial and defense avionics systems. AIT will be included in Teradyne’s System Test segment.

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

In October 2014, we acquired substantially all the assets of Avionics Interface Technologies, LLC, a leading provider of equipment for testing state-of-the-art data buses. The acquisition complements our Mil/Aero business unit’s line of bus test instrumentation so that we can provide complete test solutions for today’s commercial and defense avionics systems.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 28, 2014 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Percentage of total net revenues:
Net revenues:
Products	84%	84%	84%	83%
Services	16	16	16	17

Total net revenues	100	100	100	100
Cost of revenues:
Cost of products	38	35	38	35
Cost of services	7	7	7	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	45	41	46	43

Gross profit	55	59	54	57
Operating expenses:
Engineering and development	15	16	16	17
Selling and administrative	15	17	17	18
Acquired intangible assets amortization	4	4	4	5
Restructuring and other	—	—	—	—

Total operating expenses	34	37	37	41

Income from operations	21	22	17	16
Interest income	—	—	—	—
Interest expense and other (income) expense	—	2	1	2

Income before income taxes	21	20	17	15
Income tax provision	4	4	3	2

Net income	17%	16%	14%	12%

Results of Operations

Third Quarter 2014 Compared to Third Quarter 2013

Book to Bill Ratio

Book to bill ratio calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Semiconductor Test	0.5	0.7
Wireless Test	0.8	0.4
System Test	0.6	0.7
Total Company	0.6	0.6

Revenues

Net revenues by reportable segment were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Semiconductor Test	$380.1	$304.2	$75.9
Wireless Test	54.8	93.1	(38.3)
System Test	43.1	36.1	7.0

	$478.0	$433.4	$44.6

The increase in Semiconductor Test revenues of $75.9 million or 25% was primarily due to higher system-on-a-chip (“SOC”) product volume driven by application processors and an increase in service revenue. The decrease in Wireless Test revenue of $38.3 million or 41% was primarily due to lower connectivity and cellular product volume. The increase in System Test revenue of $7.0 million or 19% was primarily due to higher product volume in Production Board Test and Storage Test systems.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Three Months Ended
	September 28, 2014	September 29, 2013
Taiwan	27%	25%
United States	18	11
China	18	27
Korea	8	9
Europe	7	4
Singapore	5	7
Malaysia	5	6
Philippines	5	4
Japan	4	4
Thailand	2	2
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	September 28, 2014	September 29, 2013
	(in millions)
Gross profit	$261.1	$254.3	$6.8
Percent of total revenue	54.6%	58.7%	(4.1)

Gross profit as a percent of revenue decreased by 4.1 percentage points, due primarily to product mix in SOC Semiconductor Test and lower Wireless Test sales.

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

During the three months ended September 28, 2014, we recorded an inventory provision of $6.4 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $6.4 million of total excess and obsolete provisions, $4.4 million was related to Semiconductor Test, $1.3 million was related to Wireless Test, and $0.7 million was related to System Test.

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

During the three months ended September 28, 2014 and September 29, 2013, we scrapped $11.1 million and $13.9 million of inventory, respectively. During the three months ended September 28, 2014 and September 29, 2013, we sold $6.2 million and $4.1 million, respectively, of previously written-down inventory. As of September 28, 2014, we had inventory related reserves for inventory which had been written-down totaling $116.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Engineering and development	$72.0	$68.9	$3.1
Percent of total revenue	15.1%	15.9%

The increase of $3.1 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Selling and administrative	$73.1	$72.9	$0.2
Percent of total revenue	15.3%	16.8%

The increase of $0.2 million in selling and administrative expenses was due primarily to increased sales and marketing spending in Semiconductor Test.

Restructuring and Other

Restructuring

During the three months ended September 28, 2014, we recorded $0.2 million of severance charges related to headcount reductions of 2 people in System Test.

During the three months ended September 29, 2013, we recorded $1.3 million of severance charges related to headcount reductions of approximately 40 people, of which $1.0 million was in System Test and $0.3 million was in Semiconductor Test, and a $(0.4) million credit related to a change in the estimated exit costs related to a leased facility, in Corporate.

Other

During the three months ended September 28, 2014, we recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

Income Taxes

The effective tax rate for the three months ended September 28, 2014 and September 29, 2013 was 18% and 21%, respectively. The decrease in the tax rate was primarily due to a more favorable geographic mix of income partially offset by an increase in reserves for uncertain tax positions.

The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.

Nine Months of 2014 Compared to Nine Months of 2013

Revenues

Net revenues by reportable segment were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Semiconductor Test	$1,063.3	$808.1	$255.2
Wireless Test	144.7	226.1	(81.4)
System Test	116.6	108.4	8.2

	$1,324.6	$1,142.6	$182.0

The increase in Semiconductor Test revenues of $255.2 million or 32% was primarily due to higher SOC product volume, driven by application processors and microcontrollers. The decrease in Wireless Test revenue of $81.4 million or 36% was primarily due to lower cellular and connectivity product volume. The increase in System Test revenue of $8.2 million or 8% was primarily due to higher product volume in Production Board Test and Storage Test systems, partially offset by lower Mil/Aero product sales.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
Taiwan	28%	21%
China	18	25
United States	14	13
Korea	10	9
Singapore	7	9
Europe	6	6
Malaysia	5	6
Japan	4	5
Philippines	4	3
Thailand	3	2
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	September 28, 2014	September 29, 2013
	(in millions)
Gross profit	$718.6	$648.9	$69.7
Percent of total revenues	54.2%	56.8%	(2.6)

Gross profit as a percent of revenue decreased by 2.6 percentage points due primarily to a decrease of 2.4 points related to product mix in SOC Semiconductor Test and lower Wireless Test sales, a decrease of 0.7 point due to higher excess and obsolete inventory provisions, partially offset by higher sales volume.

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

During the nine months ended September 28, 2014, we recorded an inventory provision of $21.5 million included in cost of revenues with $6.2 million related to product transition in Semiconductor Test and $15.3 million due to downward revisions to previously forecasted demand levels. Of the $21.5 million of total excess and obsolete provisions, $14.3 million was related to Semiconductor Test, $5.2 million was related to Wireless Test, and $2.0 million was related to System Test.

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

During the nine months ended September 28, 2014 and September 29, 2013, we scrapped $14.3 million and $16.8 million of inventory, respectively. During the nine months ended September 28, 2014 and September 29, 2013, we sold $9.8 million and $8.9 million of previously written-down or written-off inventory. As of September 28, 2014, we had inventory related reserves for inventory which had been written-down or written-off totaling $116.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Engineering and development	$212.5	$199.4	$13.1
Percent of total revenues	16.0%	17.5%

The increase of $13.1 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test and Wireless Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	September 28, 2014	September 29, 2013
	(in millions)
Selling and administrative	$228.6	$210.0	$18.6
Percent of total revenue	17.3%	18.4%

The increase of $18.6 million in selling and administrative expenses was due primarily to a one-time $6.6 million stock-based compensation charge related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement, increased sales and marketing spending in Semiconductor Test and Wireless Test, and higher variable compensation.

Restructuring and Other

Restructuring

During the nine months ended September 28, 2014, we recorded $0.8 million of severance charges related to headcount reductions of approximately 30 people, primarily in Wireless Test.

During the nine months ended September 29, 2013, Teradyne recorded $1.5 million of severance charges related to headcount reductions of approximately 40 people, of which $1.4 million was in System Test and $0.4 million was in Semiconductor Test, and a $(0.4) million credit in Corporate for a change in the estimated exit costs related to a leased facility.

Other

During the nine months ended September 28, 2014, we recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

Income Taxes

The effective tax rate for the nine months ended September 28, 2014 and September 29, 2013 was 16% and 14%, respectively. The increase in the tax rate was primarily due to income tax expense for the nine months ended September 29, 2013 being reduced for a discrete tax benefit from the January 2013 reinstatement of the U.S. research and development credit for fiscal year 2012 and an increase in reserves for uncertain tax positions in fiscal year 2014, partially offset by a more favorable geographic mix of income in fiscal year 2014.

The effective tax rate for each of these periods is lower than the 35% U.S. statutory federal tax rate primarily due to the geographic mix of income and profits earned by our international subsidiaries being taxed at rates lower than the U.S. statutory rate.

Contractual Obligations

The following table reflects our contractual obligations at September 28, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$155,210	$147,373	$7,837	$—	$—	$—
Retirement plan contributions	92,557	4,640	7,781	9,993	70,143	—
Operating lease obligations	53,514	12,806	18,523	8,175	14,010	—
Long-term other liabilities reflected on the Balance Sheet under GAAP(1)	86,625	—	23,248	—	—	63,377

Total	$387,906	$164,819	$57,389	$18,168	$84,153	$63,377

(1)	Included in Long-term other liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other”.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $18.3 million in the nine months ended September 28, 2014, to $1,181 million. Cash activity for the nine months ended September 28, 2014 and September 29, 2013 was as follows:

	For the Nine Months Ended
	September 28, 2014	September 29, 2013
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$344.4	$271.6
Change in operating assets and liabilities	(27.3)	(47.2)

Net cash provided by operating activities	317.1	224.4

Net cash used for investing activities	(254.4)	(6.6)

Net cash (used for) provided by financing activities	(192.6)	16.1

(Decrease) increase in cash and cash equivalents	$(129.9)	$233.9

In the nine months ended September 28, 2014, changes in operating assets and liabilities used cash of $27.3 million. This was due to a $77.6 million increase in operating assets and a $50.3 million increase in operating liabilities.

The increase in operating assets was due to a $163.7 million increase in accounts receivable due to higher sales and increase in days sales outstanding (“DSO”). DSO for the three months ended September 28, 2014 was 61 days as compared to December 31, 2013 DSO of 50 days. The increase in accounts receivable was partially offset by a $47.8 million decrease in prepayments and other assets and a $38.3 million decrease in inventories due to higher sales. The increase in operating liabilities was due to a $52.2 million increase in other accrued liabilities, a $14.3 million increase in customer advance payments and deferred revenue and a $10.2 million increase in accrued income taxes, partially offset by a $16.2 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $4.3 million convertible note interest payment, $3.3 million of retirement plan contributions and a $2.6 million decrease in accounts payable. Based on the new mortality tables released on October 27, 2014 and current discount rates, we estimate the funded status of our U.S. Qualified Pension Plan (the “Plan”) to be approximately 91%. During the fourth quarter of 2014, we plan to contribute approximately $30.0 million to the Plan to bring the Plan back to being fully funded.

Investing activities during the nine months ended September 28, 2014 used cash of $254.4 million, due to $844.1 million used for purchases of marketable securities and $146.4 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $495.6 million and $236.1 million, respectively, and proceeds from life insurance of $4.4 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies on its retired chief executive officer. The increase in purchases of property, plant and equipment of $63.4 million compared to the nine months ended September 29, 2013 is primarily due to testers used for customer leases.

Financing activities during the nine months ended September 28, 2014 used cash of $192.6 million. $191.0 million of cash was used for payments on long-term debt related to the convertible note and the Japan loan and $24.4 million was used for dividend payments, partially offset by $21.0 million provided by the issuance of common stock under employee stock purchase and stock option plans and $1.7 million from the tax benefit related to stock options and restricted stock units.

In the nine months ended September 29, 2013, changes in operating assets and liabilities used cash of $47.2 million. This was due to a $48.1 million increase in operating assets and a $0.9 million increase in operating liabilities.

The increase in operating assets was due to a $56.0 million increase in accounts receivable and a $26.3 million increase in other assets primarily due to an increase in prepayments, partially offset by a $34.2 million decrease in inventories. The increase in operating liabilities was due to an $9.4 million increase in accounts payable, a $13.8 million increase in accrued income taxes and a $9.9 million increase in other accrued liabilities, partially offset by a $19.2 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $9.2 million decrease in customer advance payments and deferred revenue, and $3.6 million of retirement plan contributions.

Investing activities during the nine months ended September 29, 2013 used cash of $6.6 million, due to $658.6 million used for purchases of marketable securities and $82.9 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $401.9 million and $333.0 million, respectively.

Financing activities during the nine months ended September 29, 2013 provided cash of $16.1 million, of which $16.8 million was from the issuance of common stock under employee stock purchase and stock option plans and $0.8 million from the tax benefit related to stock options and restricted stock units, partially offset by $1.1 million of cash used for the payments on long-term debt related to the Japan loan and $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration.

Holders of our common stock are entitled to receive dividends if and when they are declared by our Board of Directors. In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014 to stockholders of record as of May 9, 2014. In August 2014, our Board of Directors declared a quarterly cash dividend of $0.06 per share that was paid on September 26, 2014 to stockholders of record as of September 5, 2014. Total dividend payments in the nine months ended September 28, 2014 were $24.4 million. Payment of future cash dividends will rest within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

In 2014, we deployed approximately $75 million of capital into testers for customer leases bringing our total forecasted 2014 capital additions to $169 million.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to meet working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $460 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Inflation has not had a significant long-term impact on earnings.

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

In November 2010, Teradyne’s Board of Directors authorized a stock repurchase program for up to $200 million. The cumulative repurchases under the new program as of September 28, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

The following table includes information with respect to repurchases we made of our common stock during the three months ended September 28, 2014 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
June 30, 2014 – July 27, 2014	—	$—	—	$168,825
July 28, 2014 – August 24, 2014	—	$—	—	$168,825
August 25, 2014 – September 28, 2014	—	$—	—	$168,825

	—	$—	—	$168,825

We satisfy the U.S. minimum statutory withholding tax obligation due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

10.1	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins (filed herewith)

10.2	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

November 7, 2014