Form 10-K
period 2014-12-31
TERADYNE, INC
filed 2015-02-27
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 27, 2014 was approximately $3.8 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 20, 2015 was 217,783,809 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

TERADYNE, INC.

TERADYNE, INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “will,” “would,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “project,” “intend,” “may,” “see,” “target” and other words and terms of similar meaning are intended to identify forward-looking statements although not all forward looking statements contain these identifying words. Forward looking statements involve risks and uncertainties, including, but not limited to, those discussed in the section entitled “Risk Factors” of this annual report on Form 10-K and elsewhere, and in other reports we file with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof and are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied. Teradyne assumes no obligation to update these forward-looking statements for any reason, except as may be required by law.

PART I

Item 1:	Business

Teradyne, Inc. (the “Company” or “Teradyne”) was founded in 1960 and is a leading global supplier of automatic test equipment.

We design, develop, manufacture and sell automatic test systems and solutions used to test semiconductors, wireless products, hard disk drives, solid state disks and circuit boards in the consumer electronics, wireless, automotive, industrial, computing, communications and aerospace and defense industries. Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems; and

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”).

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of, integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, and aerospace and military contractors.

In 2014, we acquired Avionics Interface Technologies LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment. The total purchase price for AIT was approximately $21 million.

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets. The total purchase price for ZTEC was approximately $17 million.

In 2011, we acquired LitePoint Corporation (“LitePoint”) to expand our product portfolio of test equipment in the wireless test sector. LitePoint designs, develops, and supports advanced wireless test solutions for the manufacturing of wireless devices, including smart phones, tablets, notebooks, laptops, personal computer peripherals, and other Wi-Fi, Bluetooth and cellular enabled devices. The total purchase price for LitePoint was approximately $646 million. LitePoint and ZTEC represent our Wireless Test segment.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a worldwide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, industrial, communications, consumer, and computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, microprocessors and high-density as well as high-speed memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and outsourced semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

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

FLEX Test Platform purchases are being made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include smart phones, cell phones, tablets, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The UltraFLEX-M tester extends the FLEX Test Platform into the High Speed DRAM testing market. The FLEX Test Platform has an installed base of more than 4,400 systems.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices, such as microcontrollers, that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in digital cameras and other imaging products. We continue to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to new devices that include high end microcontrollers and the latest generation of cameras. In 2013, we introduced the J750 Ex-HD which includes system enhancements and new high density instruments that enable the J750 test platform to provide higher test cell productivity. The J750 platform has an installed base of over 4,600 systems.

Our Magnum platform addresses the requirements of mass production test of memory devices such as flash memory and DRAM. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum V, the newest member of the family, is a next generation memory test solution designed for parallel memory test in the flash, DRAM and multi-chip package markets. The Magnum platform has an installed base of over 1,700 systems.

Our ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Our proprietary SmartPin™ technology enables multiple semiconductor devices to be tested simultaneously, or in parallel, on an individual test system, permitting greater test throughput. Semiconductors tested by ETS platform systems are incorporated into a wide range of products in historically high-growth markets, including digital cameras, MP3 players, cell phones, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. In 2013, we introduced ETS-88, a high performance multiside production test system designed to test a wide variety of high volume commodity and precision devices. The ETS platform has an installed base of over 3,500 systems.

Wireless Test

Our acquisition of LitePoint in October of 2011 and ZTEC in October of 2013 expanded our product offerings in the wireless test industry. LitePoint designs, develops, and supports advanced wireless test equipment for the manufacturing of wireless devices, including smart phones, tablets, notebooks, laptops, personal computer peripherals, and other Wi-Fi, Bluetooth, Near Field Communication (“NFC”) and cellular enabled devices. LitePoint collaborates with developers, chipset/component manufacturers, and manufacturing leaders to create agile systems designed to ensure the quality of wireless products manufactured in very large numbers. Using easy-to-deploy, innovative test methodologies LitePoint’s IQ product line is designed for high-

volume, low-cost production test, and fall into two test categories: cellular and connectivity. Our acquisition of ZTEC in October 2013 expanded our wireless product offerings into modular wireless test instruments for the design verification test of wireless components and chipsets.

Cellular

The IQxstream™ is an optimized solution for high-speed testing of GSM, EDGE, CDMA2000, TD-SCDMA, WCDMA, HSPA+, LTE-FDD, TD_LTE, and LTE-A technologies—used for calibration and verification of smartphones, tablets, small cell wireless gateways and embedded cellular modules. As the industry’s first “multi-DUT” test solution, IQxstream greatly increased production output through the implementation of parallel test methods of multiple devices. IQxstream is complemented by IQvector™, a turnkey production-optimized testing package that supports the leading cellular chipset solutions, which allows manufacturers to ramp volume production in a matter of weeks, rather than months. The IQxstream is embedded in the test software provided by leading cellular chipset companies including Qualcomm, Intel, MediaTek, Spreadtrum, Marvell and others.

Connectivity

We offer a comprehensive range of test equipment for connectivity testing. The IQxel™ family enables calibration and verification of the latest Wi-Fi standard-802.11ac-taking wireless data rates beyond the gigabit per second barrier. The IQxel family supports multiple bandwidth and channel configurations, MIMO antenna arrangements, Bluetooth™ Classic and Low Energy, and covers the full range of communication standards. These solutions target manufacturers of networking equipment, Internet access devices, Internet of Things (IoT) products and embedded modules used in smartphones, tablets, and PCs. The IQ2015™ is a one-box solution for multi-connectivity needs, covers the full range of communication standards. It is a preferred choice by manufacturers of smartphones and tablets. We were the first to introduce parametric production test of NFC technology with our IQnfc™ addressing the growing use of NFC technology for mobile payments with smartphones.

To complement the IQ family of connectivity testers, we offer IQfact+™ a turnkey, chipset-optimized, customizable software library covering over 300 wireless IC solutions, enabling the rapid development of volume manufacturing solutions with a minimum of engineering effort by our customers. Similar to our cellular products, drivers for our connectivity products are found in the test software solutions from Broadcom, Qualcomm, Marvell, MediaTek and others.

Design Verification Test

We offer the zSeries of modular wireless test instruments for the design verification test of wireless components and chipsets. In 2014, we released the zSignal for testing LTE cellular devices.

System Test

Our System Test segment is comprised of three business units: Defense/Aerospace, Storage Test and Production Board Test.

Defense/Aerospace

We are a leading provider of high-performance test systems, subsystems, instruments and service for the defense and aerospace markets. Our test products are used to ensure the readiness of military and commercial aerospace electronics systems. New programs, such as tactical aircraft and missile systems, as well as upgrade programs, continue to fuel the demand for high performance test systems in this market. Our test products are well-suited to the demands of defense/aerospace electronics manufacturers and repair depots worldwide. Our leadership in this market is underscored by our success with major Department of Defense programs across all U.S. military service branches and many allied defense services worldwide. Our acquisition of AIT in 2014 complements our line of bus test instrumentation for commercial and defense avionics systems. AIT is a supplier of equipment for testing state-of-the-art data communication buses.

Storage Test

The Storage Test business unit addresses the high throughput, automated manufacturing test requirements of hard disk drive (“HDD”) and solid state disk (“SSD”) manufacturers. Our products address the client and enterprise storage markets. The client market is driven by the needs of desktop, laptop, and external HDD and SSD storage products. The enterprise market is driven by the needs of data centers and cloud storage. Our products lead in addressing customer requirements related to factory density, throughput, thermal performance and vibration isolation.

Production Board Test

Our test systems are used by electronics manufacturers worldwide to perform In-Circuit-Test (“ICT”) and device programming of printed circuit board assemblies. Fast, accurate and cost-effective test capabilities are hallmark features of our Test Station and Spectrum ICT product families. We offer the Test Station in off-line and automated in-line configurations. The automated in-line configurations address the growing requirements for increased throughput in high volume applications.

Summary of Revenues by Reportable Segment

Our three reportable segments accounted for the following percentages of consolidated revenues for each of the last three years:

	2014	2013	2012
Semiconductor Test	79%	71%	68%
Wireless Test	11	18	17
System Test	10	11	15

	100%	100%	100%

Sales and Distribution

In 2014, no single customer accounted for more than 10% of our consolidated revenues. In 2013 and 2012, revenues from Apple Inc. accounted for 12% and 10%, respectively, of our consolidated revenues. Apple Inc. is a customer of our Semiconductor Test and Wireless Test segments. In each of the years, 2014, 2013 and 2012, our three largest customers in aggregate accounted for 21%, 26% and 29% of our consolidated revenues, respectively. OSAT customers often purchase our test systems based upon recommendations from IDMs and Fabless companies. In all cases when an OSAT customer purchases a test system from us, we consider the OSAT as the customer since credit risk, title and risk of loss, among other things, are between Teradyne and the OSAT.

Direct sales to United States government agencies accounted for 2%, 3% and 2% of our consolidated revenues in 2014, 2013 and 2012, respectively. Approximately 20%, 32% and 15% of System Test’s revenues in 2014, 2013 and 2012, respectively, were to United States government agencies and 23%, 24% and 20% of System Test’s revenues in 2014, 2013 and 2012, respectively, were to government contractor customers.

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

Sales to customers outside the United States were 87%, 84% and 86% of our consolidated revenues in 2014, 2013 and 2012, respectively. Sales are attributed to geographic areas based on the location of the customer site.

Sales to customers by country outside of the United States that accounted for 10% or more of our consolidated revenues in any of the previous three years were as follows:

	2014	2013	2012
Taiwan	30%	19%	18%
China	18	23	21
Korea	9	8	13

See also “Item 1A: Risk Factors” and Note Q: “Operating Segment, Geographic and Significant Customer Information” in Notes to Consolidated Financial Statements.

Competition

We face significant competition throughout the world in each of our reportable segments. Competitors in the Semiconductor Test segment include, among others, Advantest Corporation and Xcerra Corporation. Competitors in the System Test segment include, among others, Keysight Technologies, Inc. (formerly Agilent Technologies), Astronics, Test Research Inc. and SPEA S.p.A.

Competitors in our Wireless Test segment include, among others, Keysight Technologies, Inc., Cobham/Aeroflex, Inc., Anritsu Company, National Instruments Corporation and Rohde & Schwarz GmbH & Co. KG.

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

Backlog

At December 31, 2014 and 2013, our backlog of unfilled orders in our three reportable segments was as follows:

	2014	2013
	(in millions)
Semiconductor Test	$262.8	$233.8
Wireless Test	37.0	31.2
System Test	96.1	96.6

	$395.9	$361.6

Of the backlog at December 31, 2014, approximately 97% of the Semiconductor Test backlog, 66% of Wireless Test backlog and 97% of System Test backlog, is expected to be delivered in 2015.

Customers may delay delivery of products or cancel orders suddenly and without advanced notice, subject to possible cancellation penalties. Due to possible customer changes in delivery schedules and cancellation of orders, our backlog at any particular date is not necessarily indicative of the actual sales for any succeeding period. Delays in delivery schedules or cancellations of backlog during any particular period could have a material adverse effect on our business, financial condition or results of operations.

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

Employees

As of December 31, 2014, we employed approximately 3,900 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances. We have no collective bargaining contracts.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. For the years ended December 31, 2014, 2013 and 2012, our engineering and development expenditures were $291.6 million, $264.1 million, and $255.9 million, respectively. These expenditures accounted for approximately 17.7%, 18.5%, and 15.4% of our consolidated revenues in 2014, 2013, and 2012, respectively.

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

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Mark E. Jagiela	54	Chief Executive Officer, President and President of Semiconductor Test	Chief Executive Officer since February 2014; President of Teradyne since January 2013; President of Semiconductor Test since 2003; Vice President of Teradyne from 2001 to 2013.

Gregory R. Beecher	57	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001; Treasurer of Teradyne from 2003 to 2005 and since 2006.

Charles J. Gray	53	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009.

Bradford B. Robbins	56	President of Wireless Test	President of Wireless Test since August 2014; Chief Operating Officer of LitePoint Corporation from 2012 to 2014; Vice President of Teradyne since 2001.

Walter G. Vahey	50	President of System Test	President of System Test since July 2012; Vice President of Teradyne since 2008; General Manager of Storage Test since 2008; General Manager of Production Board Test since April 2013; General Manager of Defense/Aerospace from 2004 to July 2012.

Item 1A:	Risk Factors

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

In 2013, revenues from our Storage Test business unit were significantly lower than in 2012 due to lower hard disk drive demand from lower shipments of personal computers. In response to this lower demand, during the third quarter of 2013, we implemented a headcount reduction in the Storage Test business unit. It is possible that we may need to take further cost control and reduction measures including reducing the number of employees and reducing manufacturing capacity. A prolonged slowdown in hard disk drive demand may result in increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

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

The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years 2014, 2013 and 2012, our three largest customers in aggregate accounted for 21%, 26% and 29% of consolidated revenues, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our products will continue to be concentrated with a limited number of significant customers for the foreseeable future. The loss of a significant customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition or results of operations.

Failure to realize the estimated sales value of equipment leased to our customers may adversely affect our results of operations.

We occasionally lease equipment to our customers, typically for a term of one year. Subsequent to the one year term, the customer can cancel the lease by providing us two months notice. In 2014, the volume of leasing transactions and the value of equipment under leases increased significantly. The cost of the leased equipment is recorded as an asset on our balance sheet and depreciated over an estimated useful life of approximately four years. Realization of the leased equipment’s value depends on numerous factors including: the technological obsolescence of the leased equipment; elections by customers to terminate a lease prior to scheduled termination; the general market conditions at the time of expiration of the lease; the customer’s election to renew the lease; and the cost of comparable new equipment. Our inability to realize the leased equipment’s value could cause a decrease in revenues and an increase in asset write-offs which would in each case reduce our operating income.

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

•	engineering and development investments relating to new product introductions, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived and intangible assets and goodwill;

•	an increase in the leasing of our products to customers;

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products; and

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases.

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

A significant portion of our total revenues is derived from customers outside the United States. Our international sales and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements affecting international markets;

•	changes in tariffs and exchange rates;

•	social, political and economic instability, acts of terrorism and international conflicts;

•	difficulties in protecting intellectual property;

•	difficulties in accounts receivable collection;

•	cultural differences in the conduct of business;

•	difficulties in staffing and managing international operations;

•	compliance with customs regulations; and

•	compliance with international tax laws and regulations.

In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including China, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, China, Singapore and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.

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

In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques. Further reductions in the size of the wireless test market may occur, which may result in additional goodwill impairment charges, increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2014, we have not incurred material costs as result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.

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

We currently are, and in the future may be, subject to litigation or regulatory proceedings that could have an adverse effect on our business.

From time to time, we may be subject to litigation or other administrative, regulatory or governmental proceedings, including tax audits and resulting claims that could require significant management time and resources and cause us to incur expenses and, in the event of an adverse decision, pay damages or incur costs in an amount that could have a material adverse effect on our financial position or results of operations.

Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

We have been sued for patent infringement in the past and receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products or it could force us to seek a license to the intellectual property rights of others or alter such products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation could require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse effect on our financial condition, operating results or cash flows.

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

We are subject to paying income taxes in the United States and various other countries where we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue entities in the United States and other countries. We have pursued a global tax strategy which could adversely be affected by the mix of earnings and tax rates in the countries where we operate, changes to tax laws or an adverse tax ruling by administrative entities. We are also subject to tax audits in the countries where we operate. Any material assessment resulting from an audit from an administrative tax or revenue entity could also negatively affect our financial results.

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. In certain foreign jurisdictions, we qualify for tax incentives and tax holidays based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular foreign jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives, no assurance can be given that we have so qualified or that we will so qualify for any particular year or jurisdiction. If we fail to qualify and to remain qualified for certain foreign tax incentives and tax holidays, we may be subject to further taxation or an increase in our effective tax rate which would adversely impact our financial results. In Singapore, we operate under a tax holiday which is effective through December 31, 2015. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2014, 2013 and 2012 were $13.2 million or $0.06 per diluted share, $4.7 million or $0.02 per diluted share and $10.9 million or $0.05 per diluted share, respectively. We are in discussions with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015. No assurances can be given that such discussions will be successful. If we are unable to reach an agreement with the Singapore Economic Development Board, our results of operations and financial condition for periods after December 31, 2015 will be adversely affected.

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

We may discontinue or reduce our quarterly cash dividend or share repurchase program.

In January 2014, our Board of Directors initiated a quarterly dividend of $0.06 per share. In January 2015, our Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Future cash dividends and share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have declared a quarterly cash dividend on our common stock and authorized a share repurchase program, we are not required to do either and may reduce or eliminate our cash dividend or share repurchase program in the future. The reduction or elimination of our cash dividend or our share repurchase program could adversely affect the market price of our common stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in our products, whether or not these products are manufactured by third parties. This requirement could affect the pricing, sourcing and availability of minerals used in the manufacture of components we use in our products. In addition, there are additional costs associated with complying with the disclosure requirements, such as costs related to determining the source of any conflict minerals used in our products. Our supply chain is complex and we may be unable to verify the origins for all minerals used in our products. As a result, we may be unable to certify that our products are conflict free.

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

We rely on various information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, including confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber attacks, could disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs.

We may face risks associated with shareholder activism.

Publicly traded companies have increasingly become subject to campaigns by shareholders advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or divestitures. We may become subject in the future to such shareholder activity and demands. Such activities could interfere with our ability to execute our business plans, be costly and time-consuming, disrupt our operations, divert the attention of management or result in our initiating borrowing or increasing our share repurchase plan or dividend, any of which could have an adverse effect on our business or stock price.

Provisions of our charter and by-laws and Massachusetts law make a takeover of Teradyne more difficult.

There are provisions in our basic corporate documents and under Massachusetts law that could discourage, delay or prevent a change in control, even if a change in control may be regarded as beneficial to some or all of our stockholders.

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following table provides information as to our principal facilities:

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties Owned:
North Reading, Massachusetts	Semiconductor Test, System Test	1-2-3-4-5	422,000
Agoura Hills, California	Semiconductor Test	3-4	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	79,000

			621,000
Properties Leased:
Cebu, Philippines	Semiconductor Test	1-5	135,000
San Jose, California	Semiconductor Test	2-3-4-5	128,000
Buffalo Grove, Illinois	Semiconductor Test	2-3-4-5	95,000
Sunnyvale, California	Wireless Test	2-3-4-5	75,000
Shanghai, China	Semiconductor Test, System Test & Wireless Test	3-4-5	68,000
Heredia, Costa Rica	Semiconductor Test	1-5	49,000
Hsinchu, Taiwan	Semiconductor Test & System Test	4	43,000
Seoul, Korea	Semiconductor Test	4	28,000
Singapore, Singapore	Semiconductor Test	1-3-4	23,000

			644,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Manufacturing, 3. Engineering, 4. Sales and Marketing, 5. Storage and Distribution.

Item 3:	Legal Proceedings

We are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. We believe that we have meritorious defenses against all pending claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of any pending claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all of these actions are unlikely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4:	Mine Safety Disclosure

Not Applicable.

PART II

Item 5:	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table shows the market range for our common stock based on reported sales price on the New York Stock Exchange and the dividends declared per share during such periods:

Period	High	Low	Dividends
2013
First Quarter	$17.66	$15.44	N/A
Second Quarter	18.57	14.05	N/A
Third Quarter	18.73	15.22	N/A
Fourth Quarter	17.90	15.75	N/A
2014
First Quarter	$20.54	$17.36	N/A
Second Quarter	20.72	16.95	$0.06	(1)
Third Quarter	20.88	17.74	0.06
Fourth Quarter	20.49	16.02	0.06

(1)	Dividend declared January 22, 2014 with a record date of May 9, 2014 and a payment date of June 2, 2014.

The number of record holders of our common stock at February 20, 2015 was 2,108.

In January 2014, our Board of Directors initiated a quarterly dividend program. Our Board of Directors declared quarterly cash dividends of $0.06 per share of common stock payable in each of the second, third and fourth quarters of 2014.

In November 2010, our Board of Directors authorized a stock repurchase program for up to $200 million. The cumulative repurchases as of December 31, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84 per share.

In January 2015, our Board of Directors cancelled the November 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million, $300 million of which we intend to repurchase in 2015.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on our equity compensation plans and our performance graph.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2014 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
September 29, 2014 – October 26, 2014	—	$—	—	$168,825
October 27, 2014 – November 23, 2014	—	$—	—	$168,825
November 24, 2014 – December 31, 2014	—	$—	—	$168,825

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1)(2)(3)(4)(5)(6):
Revenues	$1,647,824	$1,427,933	$1,656,750	$1,429,061	$1,566,162

Income from continuing operations	81,272	164,947	217,049	343,957	379,692

Net income	$81,272	$164,947	$217,049	$369,873	$384,820

Income from continuing operations per common share—basic	$0.40	$0.86	$1.16	$1.86	$2.11

Income from continuing operations per common share—diluted	$0.37	$0.70	$0.94	$1.52	$1.73

Net income per common share—basic	$0.40	$0.86	$1.16	$2.00	$2.14

Net income per common share—diluted	$0.37	$0.70	$0.94	$1.63	$1.75

Cash dividend declared per common share	$0.18	$—	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$2,538,520	$2,629,824	$2,429,345	$2,188,639	$1,810,355

Short-term debt obligations	—	186,663	2,328	2,573	2,450

Long-term debt obligations	$—	$—	$171,059	$159,956	$150,182

(1)	The Consolidated Statement of Operations Data for the year ended December 31, 2014 includes a $98.9 million goodwill impairment charge related to the Wireless Test segment and $46.6 million of pension actuarial losses.
(2)	The Consolidated Statement of Operations Data for the year ended December 31, 2013 includes a $34.2 million gain from the sale of an equity investment and $10.3 million of pension actuarial gains.
(3)	The Consolidated Statement of Operations Data for the year ended December 31, 2012 includes $23.3 million of pension actuarial losses.
(4)	As a result of the divestiture of Diagnostic Test Solutions in 2011, we are reporting this business unit as discontinued operations for 2011 and 2010.
(5)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes the results of operations of LitePoint from October 5, 2011.
(6)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes a tax benefit of $129.5 million due primarily to the release of the deferred tax valuation allowance and $13.6 million of pension actuarial losses.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global supplier of automatic test equipment. We design, develop, manufacture and sell automatic test systems and solutions used to test semiconductors, wireless products, hard disk drives, solid state disks and circuit boards in the consumer electronics, wireless, automotive, industrial, computing, communications and aerospace and defense industries. Our automatic test equipment products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems; and

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”).

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of, integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, aerospace and military contractors.

In 2014, we acquired Avionics Interface Technologies, LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment.

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets.

We believe our recent acquisitions have enhanced our opportunities for growth. We will continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.

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

In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques. Further reductions in the size of the wireless test market may occur, which may result in additional goodwill impairment charges, increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

In 2013, revenues from our Storage Test business unit were significantly lower than in 2012 due to lower hard disk drive demand from lower shipments of personal computers. In response to this lower demand, during the third quarter of 2013, we implemented a headcount reduction in the Storage Test business unit. It is possible that we may need to take further cost control and reduction measures including reducing the number of employees and reducing manufacturing capacity. A prolonged slowdown in Storage Test demand may result in increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

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

Our products are generally subject to warranty and the related costs of the warranty are provided for in cost of revenues when product revenue is recognized. We classify shipping and handling costs in cost of revenues.

We do not provide our customers with contractual rights of return for any of our products.

Retirement and Postretirement Plans

Effective January 1, 2012, we changed the method of recognizing actuarial gains and losses for our defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for our defined benefit pension plans. Historically, we recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on our consolidated balance sheet on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a range (“corridor”). In 2012, we elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, we used to calculate the expected return on plan assets using a calculated market-related value of plan assets. Effective January 1, 2012, we elected to calculate the expected return on plan assets using the fair value of the plan assets.

We believe that this new method is preferable as it eliminates the delay in recognizing gains and losses in our operating results and it will improve the transparency by faster recognition of the effects of economic and interest rate trends on plan obligations and investments. These actuarial gains and losses are generally measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year or upon any interim remeasurement of the plans. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 250, “Accounting Changes and Error Corrections”, all prior periods presented in this Annual Report on Form 10-K have been adjusted to apply the new accounting method retrospectively.

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

Equity Incentive and Stock Purchase Plans

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718, “Compensation—Stock Compensation.” As required by ASC 718, we have made an estimate of expected forfeitures and are recognizing compensation costs only for those stock-based compensation awards expected to vest.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. We performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on our assessment, we concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, we first utilize non-equity related tax attributes, such as net operating losses and credit carryforwards, and then equity-related tax attributes. We use the with-and-without method for calculating excess stock compensation deductions and do not take into account any indirect impacts of excess stock compensation deductions on its research and development tax credits, domestic production activities deduction, and other differences between financial reporting and tax reporting.

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

Goodwill, Intangible and Long-Lived Assets

We assess goodwill for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded in an amount equal to that excess. In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques.

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

As a result of the Wireless Test segment goodwill impairment charge in the fourth quarter of 2014 described above, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets and there was no indication of impairment. When we determine that the carrying value of intangible and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Percentage of revenues:
Revenues:
Products	82.8%	80.9%	83.5%
Services	17.2	19.1	16.5

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of products	38.9	34.9	38.8
Cost of services	7.8	8.4	7.7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	46.7	43.4	46.5
Gross profit	53.3	56.6	53.5
Operating expenses:
Engineering and development	17.7	18.5	15.4
Selling and administrative	19.4	19.6	16.7
Goodwill impairment	6.0	—	—
Acquired intangible assets amortization	4.3	5.1	4.4
Restructuring and other	0.1	0.1	(0.5)

Total operating expenses	47.5	43.3	36.1
Income from operations	5.9	13.4	17.3
Non-operating (income) expenses:
Interest income	(0.4)	(0.3)	(0.2)
Interest expense	0.4	1.8	1.5
Other (income) expense, net	—	(2.3)	0.1

Income before income taxes	5.8	14.1	16.1
Provision for income taxes	0.9	2.6	3.0

Net income	4.9%	11.6%	13.1%

Results of Operations

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	Three months ended December 31,
	2014	2013	2012
Semiconductor Test	1.0	1.0	1.0
Wireless Test	1.0	0.7	1.1
System Test	1.5	1.0	1.6
Total Company	1.0	1.0	1.1

Revenues

Revenues for our three reportable segments were as follows:

	2014	2013	2012	2013-2014 Dollar Change	2012-2013 Dollar Change
	(in millions)
Semiconductor Test	$1,300.8	$1,023.0	$1,127.7	$277.8	$(104.7)
Wireless Test	184.5	251.9	286.4	(67.4)	(34.5)
System Test	162.5	153.0	242.7	9.5	(89.7)

	$1,647.8	$1,427.9	$1,656.8	$219.9	$(228.9)

The increase in Semiconductor Test revenues of $277.8 million or 27% from 2013 to 2014 was primarily due to higher system-on-a-chip (“SOC”) product volume, driven by a larger application processor test market driven by market demand.

The decrease in Semiconductor Test revenues of $104.7 million or 9% from 2012 to 2013 was primarily due to a decrease in SOC test product sales because of a smaller application processor test market, partially offset by higher memory system sales.

The decrease in Wireless Test revenues of $67.4 million or 27% from 2013 to 2014 was primarily due to lower cellular and connectivity product volume.

The decrease in Wireless Test revenues of $34.5 million or 12% from 2012 to 2013 was primarily due to lower connectivity product volume, partially offset by higher cellular product volume.

The increase in System Test revenues of $9.5 million or 6% from 2013 to 2014 was primarily due to higher product volume in Storage Test and Production Board Test, partially offset by lower Defense/Aerospace product sales.

The decrease in System Test revenues of $89.7 million or 37% from 2012 to 2013 was primarily due to lower product volume in Storage Test. The decrease in Storage Test sales was due to lower hard disk drive demand primarily from lower shipments of personal computers.

Our three reportable segments accounted for the following percentages of consolidated revenues for each of the last three years:

	2014	2013	2012
Semiconductor Test	79%	71%	68%
Wireless Test	11	18	17
System Test	10	11	15

	100%	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2014	2013	2012
Taiwan	30%	19%	18%
China	18	23	21
United States	13	16	14
Korea	9	8	13
Singapore	7	8	6
Europe	7	6	5
Malaysia	5	6	4
Philippines	4	4	7
Japan	4	6	6
Thailand	2	2	5
Rest of the World	1	2	1

	100%	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

The breakout of product and service revenues for the past three years was as follows:

	2014	2013	2012	2013-2014 Dollar Change	2012-2013 Dollar Change
	(in millions)
Product Revenues	$1,364.0	$1,154.9	$1,383.6	$209.1	$(228.7)
Service Revenues	283.8	273.0	273.2	10.8	(0.2)

	$1,647.8	$1,427.9	$1,656.8	$219.9	$(228.9)

Our product revenues increased $209.1 million or 18% in 2014 from 2013 primarily due to an increase in SOC test product volume, driven by a larger application processor test market driven by market demand. This increase was partially offset by lower cellular and connectivity product volume in Wireless Test. Service revenues, which are derived from the servicing of our installed base of products and includes equipment maintenance contracts, repairs, extended warranties, parts sales, and applications support, increased $10.8 million or 4%.

Our product revenues decreased $228.7 million or 17% in 2013 from 2012 primarily due to a decrease in SOC test product sales because of a smaller application processor test market and due to lower product volume in Storage Test.

In 2014, no single customer accounted for more than 10% of our consolidated revenues. In 2013 and 2012, revenues from one customer accounted for 12% and 10%, respectively, of our consolidated revenues. In each of the years 2014, 2013 and 2012, our three largest customers in aggregate accounted for 21%, 26% and 29%, respectively, of our consolidated revenues.

Gross Profit

	2014	2013	2012	2013-2014 Dollar / Point Change	2012-2013 Dollar / Point Change
	(dollars in millions)
Gross Profit	$878.8	$808.8	$886.0	$70.0	$(77.2)
Percent of Total Revenues	53.3%	56.6%	53.5%	(3.3)	3.1

Gross profit as a percent of total revenues decreased from 2013 to 2014 by 3.3 points. This decrease was a result of a decrease of 2.8 points related to unfavorable product mix in SOC Semiconductor Test and lower Wireless Test sales and a decrease of 1.1 points due to pension expense in 2014 compared to pension income in 2013, partially offset by an increase of 1.1 points due to higher sales volume.

Gross profit as a percent of total revenues increased from 2012 to 2013 by 3.1 points. This increase was a result of an increase of 1.7 points related to favorable product mix in SOC Semiconductor Test and lower Storage Test system sales compared to 2012, an increase of 1.1 points due to pension income in 2013 compared to pension expense in 2012, an increase of 1.1 points due to lower excess and obsolete inventory provisions and increased sales of previously reserved inventory, and an increase of 0.4 points as a result of no purchase accounting inventory step-up in 2013, partially offset by a decrease of 1.4 points due to lower sales volume across all segments.

The breakout of product and service gross profit was as follows:

	2014	2013	2012	2013-2014 Dollar / Point Change	2012-2013 Dollar / Point Change
	(dollars in millions)
Product Gross Profit	$723.2	$655.9	$740.7	$67.3	$(84.8)
Percent of Product Revenues	53.0%	56.8%	53.5%	(3.8)	3.3

Service Gross Profit	$155.6	$152.9	$145.3	$2.7	$7.6
Percent of Service Revenues	54.8%	56.0%	53.2%	(1.2)	2.8

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future product demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next twelve quarters for our Semiconductor Test and System Test segments and next four quarters for our Wireless Test segment, is written-down to estimated net realizable value.

During the year ended December 31, 2014, we recorded an inventory provision of $22.2 million included in cost of revenues, due to the following factors:

—	A charge of $15.4 million due to downward revisions to previously forecasted demand levels, of which $8.1 million was in Semiconductor Test, $5.2 million was in Wireless Test and $2.1 million was in System Test; and

—	A $6.8 million inventory write-down as a result of product transition, of which $6.3 million was in Semiconductor test and $0.5 million in Wireless Test.

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

During the year ended December 31, 2012, we recorded an inventory provision of $26.8 million included in cost of revenues, due to the following factors:

—	A charge of $12.0 million due to decline in demand compared to previously forecasted demand levels for prior generation Magnum testers resulted in an inventory provision in Semiconductor Test;

—	A $5.3 million inventory write-down as a result of product transition related to the Flex Test Platform in Semiconductor Test;

—	A $3.9 million inventory write-down as a result of product transition in Wireless Test; and

—	The remainder of the charge of $5.6 million primarily reflects downward revisions to previously forecasted demand levels, of which $4.3 million was in System Test, $1.1 million in Semiconductor Test and $0.2 million in Wireless Test.

During the years ended December 31, 2014, 2013 and 2012, we scrapped $20.8 million, $35.3 million and $9.6 million of inventory, respectively, and sold $12.9 million, $9.8 million and $4.3 million of previously written-down or written-off inventory, respectively. As of December 31, 2014, we had inventory related reserves for amounts which had been written-down or written-off totaling $111.3 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(dollars in millions)
Engineering and Development	$291.6	$264.1	$255.9	$27.5	$8.2
Percent of Total Revenues	17.7%	18.5%	15.4%

The increase of $27.5 million from 2013 to 2014 was due primarily to $12.2 million of pension expense in 2014 compared to $4.4 million of pension income in 2013, a $10.9 million increase in Semiconductor Test spending, $2.7 million of higher variable compensation and $2.6 million of increased spending in Wireless Test, partially offset by lower System Test spending.

The increase of $8.2 million in engineering and development expenses from 2012 to 2013 was due primarily to a $21.7 million increase in Semiconductor Test spending, partially offset by $4.4 million of pension income in 2013 compared to $7.5 million of pension expense in 2012.

Selling and Administrative

Selling and administrative expenses were as follows:

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(dollars in millions)
Selling and Administrative	$319.7	$279.6	$277.0	$40.1	$2.6
Percent of Total Revenues	19.4%	19.6%	16.7%

The increase of $40.1 million from 2013 to 2014 was due primarily to $21.6 million of pension expense in 2014 compared to $2.9 million of pension income in 2013, a one-time $6.6 million stock-based compensation charge in 2014 related to a retirement agreement entered into with our retired chief executive officer and increased spending in Semiconductor Test and Corporate.

The increase of $2.6 million in selling and administrative expenses from 2012 to 2013 was due primarily to a $7.0 million increase in Wireless Test spending, a $5.4 million increase in Semiconductor Test spending, partially offset by $2.9 million of pension income in 2013 compared to $6.8 million of pension expense in 2012.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(dollars in millions)
Acquired Intangible Assets Amortization	$70.8	$72.4	$73.5	$(1.6)	$(1.1)
Percent of Total Revenues	4.3%	5.1%	4.4%

Acquired intangible assets amortization expense decreased from 2013 to 2014 due to intangible assets that became fully amortized during the year, partially offset by increased amortization expense due to the AIT acquisition. Acquired intangible assets amortization expense decreased from 2012 to 2013 due to intangible assets that became fully amortized during the year, partially offset by increased amortization expense due to the ZTEC acquisition.

Goodwill Impairment

In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques. Further reductions in the size of the wireless test market may occur, which may result in additional goodwill impairment charges, increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

Restructuring and Other

Restructuring

During the year ended December 31, 2014, we recorded $1.6 million of charges related to headcount reductions of approximately 43 people, primarily in Semiconductor Test and Wireless Test.

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

The remaining accrual for severance of $0.4 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2015.

Other

During the year ended December 31, 2014, we recorded a $0.6 million gain from the fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $0.4 million of acquisition costs related to AIT.

During the year ended December 31, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, we recorded an $8.8 million gain from the fair value adjustment to decrease the LitePoint acquisition contingent consideration.

Interest and Other

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(in millions)
Interest Income	$(6.3)	$(4.1)	$(4.1)	$(2.2)	$—
Interest Expense	6.9	26.1	24.5	(19.2)	1.6
Other (income) expense, net	0.4	(33.2)	1.0	33.6	(34.2)

Interest income increased by $2.2 million, from $4.1 million in 2013 to $6.3 million in 2014, due primarily to higher cash and marketable securities balances in 2014.

Interest expense decreased by $19.2 million, from $26.1 million in 2013 to $6.9 million in 2014, due primarily to a repayment of our convertible debt in the first quarter of 2014. In 2013 and 2012, interest expense included convertible debt discount amortization.

In 2013, other (income) expense, net included a $34.2 million gain from the sale of an equity investment.

Income (Loss) Before Income Taxes

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(in millions)
Semiconductor Test	$255.8	$153.8	$186.0	$102.0	$(32.2)
Wireless Test	(116.2)	23.1	83.1	(139.3)	(60.0)
System Test	12.1	3.1	34.2	9.0	(31.1)
Corporate (1)	(56.3)	21.9	(37.3)	(78.2)	59.2

	$95.4	$201.9	$266.0	$(106.5)	$(64.1)

(1)	Included in Corporate are pension and postretirement plans actuarial gains and losses, interest income and interest expense.

The decrease in income before income taxes from 2013 to 2014 was primarily due to a $98.9 million goodwill impairment charge related to Wireless Test and $46.6 million pension expense related to actuarial losses in 2014, partially offset by higher income due to higher revenues in Semiconductor Test in 2014.

The decrease in income before income taxes from 2012 to 2013 was primarily due to lower revenues in 2013 compared to 2012, a $9.8 million increase in restructuring and other costs, partially offset by a $34.2 million gain from the sale of an equity investment in 2013.

Income Taxes

Income tax expense for 2014, 2013 and 2012 totaled $14.1 million, $37.0 million and $48.9 million, respectively. The effective tax rate for 2014, 2013 and 2012 was 14.8%, 18.3% and 18.4%, respectively. The decrease in income tax expense from 2013 to 2014 was primarily attributable to a shift in the geographic distribution of income which decreased income subject to taxation in the United States relative to lower tax rate jurisdictions, partially offset by an increase in income tax expense associated with uncertain tax positions and a reduction in the benefit from U.S. research and development tax credits.

The decrease in income tax expense from 2012 to 2013 was due to the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2013 and 2012 and lower pre-tax income, partially offset by higher tax expense for uncertain tax positions and state taxes.

U.S. research and development tax credits provided a 7.9% and 7.2% reduction to the 2014 and 2013 U.S. statutory federal tax rate of 35.0%, respectively. The research and development tax credit expired at the end of 2014; therefore if the credit is not re-enacted there could be an unfavorable impact on our 2015 effective income tax rate.

We operate under a tax holiday in Singapore, which is effective through December 31, 2015. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2014, 2013 and 2012 were $13.2 million or $0.06 per diluted share, $4.7 million or $0.02 per diluted share and $10.9 million or $0.05 per diluted share, respectively. We are in discussions with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2014:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Operating Lease Obligations	$53,991	$13,521	$18,618	$8,638	$13,214	—
Purchase Obligations	151,459	146,543	4,916	—	—	—
Retirement Plan Contributions	112,637	4,260	8,351	8,853	91,173	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (1)	58,674	—	19,929	—	—	38,745

Total	$376,761	$164,324	$51,814	$17,491	$104,387	$38,745

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance increased $99.2 million to $1.3 billion from 2013 to 2014. Cash activity for 2014, 2013 and 2012 was as follows:

	2014	2013	2012	2013-2014 Change	2012-2013 Change
	(in millions)
Cash provided by operating activities:
Net income, adjusted for non-cash items	$439.7	$318.4	$444.8	$121.3	$(126.4)
Change in operating assets and liabilities, net of businesses acquired	52.4	(49.7)	(41.8)	102.1	(7.9)

Net cash provided by operating activities	$492.1	$268.7	$402.9	$223.4	$(134.3)

Net cash used for investing activities	(332.9)	(283.3)	(602.5)	(49.6)	319.2

Net cash (used for) provided by financing activities	$(206.6)	$17.3	$(35.3)	$(223.9)	$52.6

(Decrease) increase of cash and cash equivalents	$(47.4)	$2.7	$(234.8)	$(50.1)	$237.5

In 2014, changes in operating assets and liabilities, net of businesses acquired, provided cash of $52.4 million. This was due to a $100.8 million decrease in operating assets and a $48.4 million decrease in operating liabilities.

The decrease in operating assets was due to a $41.5 million decrease in prepayments and other assets primarily related to a reduction in prepayments to our contract manufacturers, a $51.2 million decrease in inventories due to higher sales, and an $8.1 million decrease in accounts receivable.

The decrease in operating liabilities was due to $33.9 million of retirement plan contributions, a $17.0 million decrease in other accrued liabilities, a $16.9 million decrease in accounts payable, a $7.3 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $4.3 million convertible note interest payment, partially offset by a $22.0 million increase in customer advance payments and deferred revenue, and an $8.9 million increase in accrued income taxes.

Investing activities during 2014 used cash of $332.9 million due to $1,578.7 million used for purchases of marketable securities and $169.0 million used for purchases of property, plant and equipment, and $19.4 million used for the acquisition of AIT, completed in October 2014, partially offset by proceeds from sales and maturities of marketable securities that provided cash of $859.7 million and $570.4 million, respectively, and net proceeds from life insurance of $4.2 million primarily related to the cash surrender value from the cancellation of Teradyne owned life insurance policies on its retired chief executive officer. The increase in purchase of property, plant and equipment of $62.3 million in 2014 compared to the year ended December 31, 2013 is primarily due to testers used for customer leases.

Financing activities during 2014 used cash of $206.6 million, $191.0 million of cash was used for payments on long-term debt related to the convertible note and a loan in Japan and $37.4 million was used for dividend payments, partially offset by $21.3 million provided by the issuance of common stock under employee stock purchase and stock option plans and $0.5 million from the tax benefit related to stock options and restricted stock units.

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

Investing activities during 2013 used cash of $283.3 million. In October 2013, we completed the acquisition of ZTEC for an initial cash purchase price, net of cash acquired, of $15.0 million. Purchases of property, plant and equipment were $106.7 million. Purchases of marketable securities used cash of $1,170.5 million, partially offset by proceeds from maturities and sales of marketable securities that provided cash of $516.5 million and $458.5 million, respectively. The sale of an equity investment provided cash of $34.2 million. Purchases of life insurance policies used cash of $0.3 million.

Financing activities during 2013 provided cash of $17.3 million, $17.6 million was from the issuance of common stock under stock option and stock purchase plans, and $2.7 million from the tax benefit related to stock options and restricted stock units, partially offset by $0.4 million of cash used for payments related to LitePoint acquisition contingent consideration and $2.5 million of cash used for payments on long-term debt related to a loan in Japan.

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

Financing activities during 2012 used cash of $35.3 million, $18.5 million was from the issuance of common stock under stock option and stock purchase plans, and $8.5 million from the tax benefit related to stock options and restricted stock units, partially offset by $59.7 million of cash used for payments related to LitePoint acquisition contingent consideration and $2.5 million of cash used for payments on long-term debt related to a loan in Japan.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share. In each of the second, third and fourth quarters of 2014, we paid a cash dividend of $0.06 per share. In January 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on March 24, 2015 to shareholders of record as of February 27, 2015. Total dividend payments in 2014 were $37.4 million. Payment of future cash dividends are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock, $300 million of which we intend to repurchase in 2015.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $616 million of cash outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $52.4 million for the year ended December 31, 2014. The largest portion of our 2014 pension expense was $31.2 million for our U.S. Plan. Pension expense is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense/income and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future. In the fourth quarter of 2014, we updated the mortality assumptions related to our U.S retirement plans using the mortality tables published in October 2014 by the U.S. Society of Actuaries. The change in the mortality assumptions resulted in approximately $39.0 million of actuarial losses in 2014 for the U.S. retirement plans.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment managers and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 5.0% was an appropriate rate to use for 2014. The December 31, 2014 asset allocation for our U.S. Plan was 83% invested in fixed income securities, 16% invested in equity securities, and 1% invested in other securities. Our investment managers regularly review the actual asset allocation and periodically rebalance the portfolio to ensure alignment with our targeted allocations.

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

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the Citigroup Pension Index adjusted for the U.S. Plan’s expected cash flows and was 3.7% at December 31, 2014, down from 4.5% at December 31, 2013. We estimate that in 2015 we will recognize approximately $1.5 million of pension income for the U.S. Plan. The U.S. Plan pension income estimate for 2015 is based on a 3.7% discount rate and 4.75% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2014, our pension plans had unrecognized pension prior service cost of $0.4 million.

We performed a sensitivity analysis, which expresses the potential U.S. Plan (income) expense for the year ending December 31, 2015, which would result from changes to either the discount rate or the expected return on plan assets. The below estimates exclude the impact of any potential actuarial gains or losses. It is difficult to reliably forecast or predict whether there will be any actuarial gains or losses in 2015 as they are primarily driven by events and circumstances beyond our control, such as changes in interest rates and the performance of the financial markets.

	Discount Rate
Return on Plan Assets	3.2%	3.7%	4.2%
	(in millions)
4.25%	$(0.8)	$0.0	$0.6
4.75%	(2.3)	(1.5)	(0.9)
5.25%	(3.8)	(3.1)	(2.5)

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have increased from $256.4 million at December 31, 2013 to $316.1 million at December 31, 2014.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2014, we made contributions of $30.0 million to the U.S. Plan, $1.8 million to the U.S. supplemental executive defined benefit pension plan and $1.2 million to certain qualified plans for non-U.S. subsidiaries. We expect to contribute approximately $2.5 million to the U.S. supplemental executive defined benefit pension plan in 2015. Contributions that will be made in 2015 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and will be approximately $1.0 million. We do not expect to make any contributions to the U.S. Plan in 2015.

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

The following table presents information about these plans as of December 31, 2014 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	4,871	(1)	$17.03	17,787	(2)
Equity plans not approved by shareholders (3,4,5)	988		$3.09	—

Total	5,859		$7.89	17,787

(1)	Includes 4,351,325 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Consists of 12,443,022 securities available for issuance under the 2006 Equity Plan and 5,343,654 of securities available for issuance under the Employee Stock Purchase Plan.
(3)	In connection with the 2008 acquisition of Nextest (the “Nextest Acquisition”), we assumed the options and restricted stock units granted under the Nextest Systems Corporation 1998 Equity Incentive Plan, as amended, and the Nextest Systems Corporation 2006 Equity Incentive Plan (collectively, the “Nextest Plans”). Upon the consummation of the Nextest Acquisition, these options and restricted stock units were converted automatically into, respectively, options to purchase and restricted stock units representing, an aggregate of 4,417,594 shares of our common stock. No additional awards will be granted under the Nextest Plans. As of December 31, 2014, there were outstanding options exercisable for an aggregate of 185,036 shares of our common stock pursuant to the Nextest Plans, with a weighted average exercise price of $3.18 per share.
(4)	In connection with the 2008 acquisition of Eagle Test (the “Eagle Acquisition”), we assumed the options granted under the Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan and the Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan (collectively, the “Eagle Plans”). Upon the consummation of the Eagle Acquisition, these options were converted automatically into options to purchase an aggregate of 3,594,916 shares of our common stock. No additional awards will be granted under the Eagle Plans. As of December 31, 2014, there were outstanding options exercisable for an aggregate of 129,467 shares of our common stock pursuant to the Eagle Plans, with a weighted average exercise price of $3.85 per share.

(5)	In connection with the 2011 acquisition of LitePoint Corporation (the “LitePoint Acquisition”), we assumed the options granted under the LitePoint Corporation 2002 Stock Plan (the “LitePoint Plan”). Upon the consummation of the LitePoint Acquisition, these options were converted automatically into options to purchase an aggregate of 2,828,344 shares of our common stock. No additional awards will be granted under the LitePoint Plan. As of December 31, 2014, there were outstanding options exercisable for an aggregate of 673,703 shares of our common stock pursuant to the LitePoint Plan, with a weighted average exercise price of $2.92 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2014 was 12,443,022 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 24, 2016.

As of December 31, 2014, total unrecognized compensation expense related to non-vested restricted stock units and options was $51.3 million, and is expected to be recognized over a weighted average period of 2.4 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index and (ii) the Philadelphia Semiconductor Index. The comparison assumes $100.00 was invested on December 31, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Teradyne, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the impact of this ASU on our financial position and results of operations.

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

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2014, 2013 and 2012, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily in the United States in short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in fair value from changes in interest rates is immaterial as of December 31, 2014 and 2013.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Annual Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2015

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$294,256	$341,638
Marketable securities	533,787	586,882
Accounts receivable, less allowance for doubtful accounts of $2,491 and $2,912 in 2014 and 2013, respectively	151,034	157,642
Inventories:
Parts	70,821	84,232
Assemblies in process	10,347	15,539
Finished goods	23,961	38,168

	105,129	137,939
Deferred tax assets	57,239	72,478
Prepayments	95,819	136,374
Other current assets	6,582	7,324

Total current assets	1,243,846	1,440,277

Net property, plant and equipment	329,038	275,236
Marketable securities	470,789	271,078
Deferred tax assets	7,494	5,217
Other assets	10,419	14,591
Retirement plans assets	12,896	9,342
Intangible assets, net	190,600	252,291
Goodwill	273,438	361,792

Total assets	$2,538,520	$2,629,824

LIABILITIES
Current liabilities:
Accounts payable	$47,763	$62,874
Accrued employees’ compensation and withholdings	100,994	95,619
Deferred revenue and customer advances	71,603	55,404
Other accrued liabilities	51,997	63,712
Accrued income taxes	20,049	11,360
Debt	—	186,663

Total current liabilities	292,406	475,632
Long-term deferred revenue and customer advances	19,929	13,756
Retirement plans liabilities	108,460	91,517
Deferred tax liabilities	23,315	40,686
Long-term other accrued liabilities	15,430	23,139

Total liabilities	459,540	644,730

Commitments and contingencies (Note J)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 216,613 and 191,731 shares issued and outstanding at December 31, 2014 and 2013, respectively	27,077	23,966
Additional paid-in capital	1,437,135	1,390,896
Accumulated other comprehensive income	4,689	4,000
Retained earnings	610,079	566,232

Total shareholders’ equity	2,078,980	1,985,094

Total liabilities and shareholders’ equity	$2,538,520	$2,629,824

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Products	$1,364,024	$1,154,922	$1,383,569
Services	283,800	273,011	273,181

Total revenues	1,647,824	1,427,933	1,656,750
Cost of revenues:
Cost of products	640,787	499,030	642,881
Cost of services	128,229	120,102	127,832

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	769,016	619,132	770,713

Gross profit	878,808	808,801	886,037
Operating expenses:
Engineering and development	291,639	264,055	255,866
Selling and administrative	319,713	279,560	277,016
Goodwill impairment	98,897	—	—
Acquired intangible assets amortization	70,771	72,447	73,508
Restructuring and other	1,365	2,080	(7,721)

Total operating expenses	782,385	618,142	598,669

Income from operations	96,423	190,659	287,368
Non-operating (income) expenses:
Interest income	(6,259)	(4,129)	(4,090)
Interest expense	6,934	26,097	24,534
Other (income) expense, net	372	(33,231)	948

Income before income taxes	95,376	201,922	265,976
Provision for income taxes	14,104	36,975	48,927

Net income	$81,272	$164,947	$217,049

Net income per common share:
Basic	$0.40	$0.86	$1.16

Diluted	$0.37	$0.70	$0.94

Weighted average common shares—basic	202,908	190,772	186,878

Weighted average common shares—diluted	222,550	235,599	230,246

Cash dividend declared per common share	$0.18	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$81,272	$164,947	$217,049
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $1,449, $216, $370	2,417	(1,097)	2,009
Less: Reclassification adjustment for gains included in net income, net of tax of $(645), $(257), $(201)	(1,433)	(447)	(702)

	984	(1,544)	1,307
Defined benefit pension and post-retirement plans:
Amortization of prior service (benefit) cost included in net periodic pension and post-retirement expense/income, net of tax $(169), $(159), $(134)	(295)	(276)	(233)

Other comprehensive income (loss)	689	(1,820)	1,074

Comprehensive income	$81,961	$163,127	$218,123

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2011	183,587	$22,948	$1,293,130	$4,746	$184,236	$1,505,060
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $11,582	4,321	540	6,354			6,894
Stock-based compensation expense			39,920			39,920
Tax benefit related to stock options and restricted stock units			8,358			8,358
Net income					217,049	217,049
Unrealized gain on marketable securities:
Unrealized gain on marketable securities, net of tax of $370				2,009		2,009
Less: reclassification adjustment for gains included in net income, net of tax of $(201)				(702)		(702)
Amortization of prior service benefit, net of tax of $(134)				(233)		(233)

Balance, December 31, 2012	187,908	23,488	1,347,762	5,820	401,285	1,778,355
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,192	3,823	478	4,926			5,404
Stock-based compensation expense			35,612			35,612
Tax benefit related to stock options and restricted stock units			2,596			2,596
Net income					164,947	164,947
Unrealized loss (gain) on marketable securities:
Unrealized loss on marketable securities, net of tax of $216				(1,097)		(1,097)
Less: reclassification adjustment for gains included in net income, net of tax $(257)				(447)		(447)
Amortization of prior service benefit, net of tax of $(159)				(276)		(276)

Balance, December 31, 2013	191,731	23,966	1,390,896	4,000	566,232	1,985,094
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,018	3,661	458	8,815			9,273
Warrant settlement	21,221	2,653	(2,653)			—
Stock-based compensation expense			39,868			39,868
Tax benefit related to stock options and restricted stock units			209			209
Cash dividends					(37,425)	(37,425)
Net income					81,272	81,272
Unrealized gain on marketable securities:
Unrealized gain on marketable securities, net of tax of $1,449				2,417		2,417
Less: reclassification adjustment for gains included in net income, net of tax $(645)				(1,433)		(1,433)
Amortization of prior service benefit, net of tax of $(169)				(295)		(295)

Balance, December 31, 2014	216,613	$27,077	$1,437,135	$4,689	$610,079	$2,078,980

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$81,272	$164,947	$217,049
Adjustments to reconcile income from operations to net cash provided by operating activities:
Depreciation	73,390	57,317	55,049
Amortization	79,154	93,370	90,465
Stock-based compensation	40,307	36,612	39,920
Goodwill impairment	98,897	—	—
Provision for excess and obsolete inventory	22,193	16,592	26,849
Deferred taxes	(4,411)	(4,284)	5,556
Gain from the sale of an equity investment	—	(34,212)	—
Tax benefit related to stock options and restricted stock units	(535)	(2,675)	(8,490)
Non cash charge for the sale of inventories revalued at the date of acquisition	—	—	6,089
Retirement plans actuarial losses (gains)	46,564	(10,340)	23,320
Contingent consideration adjustment	(630)	—	(8,761)
Other	3,505	1,107	(2,250)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	8,060	(3,656)	(24,093)
Inventories	51,172	21,170	17,652
Prepayments and other assets	41,537	(49,572)	(2,995)
Accounts payable and other accrued expenses	(45,430)	15,205	(32,810)
Deferred revenue and customer advances	22,033	(28,979)	(14,627)
Retirement plan contributions	(33,916)	(5,540)	(4,778)
Accrued income taxes	8,900	1,648	19,804

Net cash provided by operating activities	492,062	268,710	402,949

Cash flows from investing activities:
Purchases of property, plant and equipment	(168,982)	(106,731)	(119,080)
Purchases of available-for-sale marketable securities	(1,578,743)	(1,170,506)	(748,229)
Acquisition of businesses, net of cash acquired	(19,419)	(14,999)	—
Proceeds from maturities of available-for-sale marketable securities	570,358	516,499	225,085
Proceeds from sales of available-for-sale marketable securities	859,729	458,491	38,284
Proceeds from (purchases of) life insurance	4,184	(307)	1,451
Proceeds from the sale of an equity investment	—	34,212	—

Net cash used for investing activities	(332,873)	(283,341)	(602,489)

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	21,291	17,596	18,477
Tax benefit related to stock options and restricted stock units	535	2,675	8,490
Dividend payments	(37,425)	—	—
Payments of long-term debt	(190,972)	(2,534)	(2,533)
Payments of contingent consideration	—	(388)	(59,710)

Net cash (used for) provided by financing activities	(206,571)	17,349	(35,276)

(Decrease) increase in cash and cash equivalents	(47,382)	2,718	(234,816)
Cash and cash equivalents at beginning of year	341,638	338,920	573,736

Cash and cash equivalents at end of year	$294,256	$341,638	$338,920

Supplementary disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,294	$8,590	$8,602
Income taxes	$25,893	$38,156	$8,084

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

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”).

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

Teradyne’s post-shipment obligations include installation, training services, one-year standard warranties, and extended warranties. Installation does not alter the product capabilities, does not require specialized skills or tools and can be performed by the customers or other vendors. Installation is typically provided within five days of product shipment and is completed within one to two days thereafter. Training services are optional and do not affect the customers’ ability to use the product. Teradyne defers revenue for the selling price of installation and training. Revenue associated with the one year standard warranty is recognized at the time product revenue is recognized. Extended warranties constitute warranty obligations beyond one year and Teradyne defers revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-20, “Separately Priced Extended Warranty and Product Maintenance Contracts” and ASC 605-25, “Revenue Recognition Multiple-Element Arrangements.” Service revenue is recognized over the contractual period or as services are performed.

Teradyne’s products are generally subject to warranty and related costs of the warranty are provided for in cost of revenues when product revenue is recognized. Teradyne classifies shipping and handling costs in cost of revenues. Teradyne generally does not provide its customers with contractual rights of return for any of its products.

As of December 31, 2014 and 2013, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2014	2013
	(in thousands)
Extended warranty	$43,300	$34,909
Equipment maintenance and training	30,500	22,455
Customer advances	8,875	4,825
Undelivered elements	8,857	6,971

Total deferred revenue and customer advances	$91,532	$69,160

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

Amount
(in thousands)
Balance at December 31, 2011	$8,153
Accruals for warranties issued during the period	14,704
Accruals related to pre-existing warranties	877
Settlements made during the period	(13,948)

Balance at December 31, 2012	9,786
Accruals for warranties issued during the period	10,574
Accruals related to pre-existing warranties	(3,534)
Settlements made during the period	(10,166)

Balance at December 31, 2013	6,660
Accruals for warranties issued during the period	15,406
Accruals related to pre-existing warranties	(2,008)
Settlements made during the period	(11,116)

Balance at December 31, 2014	$8,942

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

Amount
(in thousands)
Balance at December 31, 2011	$14,030
Deferral of new extended warranty revenue	22,704
Recognition of extended warranty deferred revenue	(8,690)

Balance at December 31, 2012	28,044
Deferral of new extended warranty revenue	20,630
Recognition of extended warranty deferred revenue	(13,765)

Balance at December 31, 2013	34,909
Deferral of new extended warranty revenue	29,519
Recognition of extended warranty deferred revenue	(21,128)

Balance at December 31, 2014	$43,300

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

As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the years ended December 31, 2014, 2013 and 2012. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

In accordance with ASC 820-10, Teradyne measures its debt and equity investments at fair value. Teradyne’s debt and equity investments are primarily classified within Level 1 and 2, with the exception of acquisition-related contingent consideration, which was classified within Level 3. Teradyne determines the fair value of acquisition-related contingent consideration based on assessment of the probability that it would be required to make such payment.

Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	2014	2013
	(in thousands)
Contract manufacturer prepayments	$65,972	$115,388
Prepaid taxes	11,462	3,281
Prepaid maintenance and other services	7,343	6,538
Other prepayments	11,042	11,167

Total prepayments	$95,819	$136,374

Retirement and Postretirement Plans

Effective January 1, 2012, Teradyne changed the method of recognizing actuarial gains and losses for its defined benefit pension plans and postretirement benefit plan and calculating the expected return on plan assets for its defined benefit pension plans. Historically, Teradyne recognized net actuarial gains and losses in accumulated other comprehensive income within shareholders’ equity on its consolidated balance sheet on an annual basis and amortized them into operating results over the average remaining years of service of the plan participants, to the extent such gains and losses were outside of a range (“corridor”). Teradyne elected to immediately recognize net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. In addition, Teradyne used to calculate the expected return on plan assets using a calculated market-related value of plan assets. Effective January 1, 2012, Teradyne elected to calculate the expected return on plan assets using the fair value of the plan assets.

Teradyne believes that this new method is preferable as it eliminates the delay in recognizing gains and losses in its operating results and it will improve the transparency by faster recognition of the effects of economic and interest rate trends on plan obligations and investments. These actuarial gains and losses are generally measured annually as of December 31 and, accordingly, will be recorded during the fourth quarter of each year or upon any interim remeasurement of the plans. In accordance with FASB ASC Topic 250, “Accounting Changes and Error Corrections,” all prior periods presented in this Annual Report on Form 10-K have been adjusted to apply the new accounting method retrospectively.

Goodwill, Intangible and Long-Lived Assets

Teradyne accounts for goodwill and intangible assets in accordance with ASC 350-10, “Intangibles-Goodwill and Other.” Intangible assets are amortized over their estimated useful economic life and are carried at cost less accumulated amortization. Goodwill is assessed for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. In accordance with ASC 350-10, Teradyne has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If Teradyne determines this is the case, Teradyne is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If Teradyne determines that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required.

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets,” Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2013 or 2012. As a result of the Wireless Test segment goodwill impairment charge in the fourth quarter of 2014, Teradyne performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets and there was no indication of impairment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related allowances for depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

Teradyne provides for depreciation of its assets principally on the straight-line method with the cost of the assets being charged to expense over their useful lives as follows:

Buildings	40 years
Building improvements	5 to 10 years
Leasehold improvements	Lesser of lease term or 10 years
Furniture and fixtures	10 years
Test systems manufactured internally	6 years
Machinery and equipment	3 to 5 years
Software	3 to 5 years

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. Test systems leased by customers are depreciated over an estimated useful life of approximately four years. The net book value of internally manufactured test systems sold in the years ended December 31, 2014, 2013 and 2012 was $9.7 million, $9.0 million and $6.0 million, respectively.

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

Stock Compensation Plans and Employee Stock Purchase Plan

Stock-based compensation expense is based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10, “Compensation-Stock Compensation.” As required by ASC 718-10, Teradyne has made an estimate of expected forfeitures and is recognizing compensation costs only for those stock-based compensation awards expected to vest.

Under its stock compensation plans, Teradyne has granted stock options, restricted stock units and performance-based restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Teradyne performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740, “Accounting for Income Taxes.” This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on its assessment, Teradyne concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized. U.S. income taxes are not provided for on the earnings of non-U.S. subsidiaries, except Japan, which are expected to be reinvested indefinitely in operations outside the U.S. For intra-period tax allocations, Teradyne first utilizes non-equity related tax attributes, such as net operating losses and credit carryforwards and then equity-related tax attributes. Teradyne uses the with-and-without method for calculating excess stock compensation deductions and does not take into account any indirect impacts of excess stock compensation deductions on its research and development tax credits, domestic production activities deduction, and other differences between financial reporting and tax reporting.

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $1.9 million, $1.7 million and $1.6 million in 2014, 2013 and 2012, respectively.

Translation of Non-U.S. Currencies

The functional currency for all subsidiaries is the U.S. dollar. All foreign currency denominated monetary assets and liabilities are remeasured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net and were a loss of $0.9 million, $6.9 million and $4.5 million, respectively, for the years ended December 31, 2014, 2013 and 2012. These amounts do not reflect the corresponding gains (losses) from foreign exchange contracts. See Note F: “Financial Instruments” regarding foreign exchange contracts. Revenue and expense amounts are translated using an average of exchange rates in effect during the period.

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

Dilutive potential common shares included incremental shares from the assumed conversion of the convertible notes and the convertible notes hedge warrant shares, during the periods the convertible notes and warrants were outstanding. Incremental shares from the assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period. Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period. Teradyne’s call option for 34.7 million shares at an exercise price of $5.48 was not used in the GAAP earnings per share calculation as its effect was anti-dilutive.

Teradyne settled its conversion spread (i.e., the intrinsic value of the embedded option feature contained in the convertible debt) in shares. Teradyne accounted for its conversion spread using the treasury stock method. Teradyne determined that it had the ability and intent to settle the principal amount of the convertible debt in cash; accordingly, the principal amount was excluded from the determination of diluted earnings per share.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt and equity marketable securities.

C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. The new standard will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For Teradyne, the standard will be effective in the first quarter of 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

D.    ACQUISITIONS

Business

Avionics Interface Technologies, LLC.

On October 31, 2014, Teradyne completed its acquisition of Avionics Interface Technologies, LLC (“AIT”) located in Omaha, Nebraska and Dayton, Ohio. AIT is a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements Teradyne’s Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in Teradyne’s System Test segment.

The total purchase price of $21.2 million consisted of $19.4 million of cash paid to acquire AIT’s assets and liabilities and $1.8 million in fair value of contingent consideration payable upon achievement of certain revenue and gross margin targets in 2015 and 2016. The maximum amount of contingent consideration that could be paid is $2.1 million.

The valuation of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. A discount rate of 4.7 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the contingent consideration was captured in the probabilities assigned to meeting each target.

The AIT acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price of AIT’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $10.5 million was allocated to goodwill, which is deductible for tax purposes.

The purchase price allocation is preliminary pending the final determination of the fair value of certain acquired assets and assumed liabilities.

The following represents the allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$10,516
Intangible assets	9,080
Tangible assets acquired and liabilities assumed:
Other current assets	2,452
Non-current assets	359
Accounts payable and current liabilities	(1,164)

Total purchase price	$21,243

Teradyne estimated the fair value of intangible assets using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The following table lists these intangible assets and their estimated useful lives at the acquisition date:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$2,580	4.8
Customer relationships	5,630	5.0
Trademark	380	5.0
Non-competes	320	4.0
Backlog	170	0.3

Total intangible assets	$9,080	4.8

For the period from October 31, 2014 to December 31, 2014, AIT contributed $0.6 million of revenues and had a $(0.8) million loss from operations before income taxes.

The following unaudited pro forma information gives effect to the acquisition of AIT as if the acquisition occurred on January 1, 2013. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	December 31, 2014	December 31, 2013
	(in thousands, except per share amounts)
Revenues	$1,655,038	1,434,699
Net income	$82,169	$164,087
Income per common share:
Basic	$0.40	$0.86

Diluted	$0.37	$0.70

ZTEC Instruments, Inc.

On October 25, 2013, Teradyne completed its acquisition of ZTEC Instruments, Inc. (“ZTEC”) located in Albuquerque, New Mexico. ZTEC is a supplier of modular wireless test instruments. The acquisition of ZTEC expands Teradyne’s Wireless Test segment into the design verification test of wireless components and chipsets.

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

The valuation of the customer order component of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. A discount rate of 5.2 percent was selected based on the cost of debt for the business, as a significant portion of the risk in achieving the customer order contingent consideration was captured in the probabilities assigned to meeting each target.

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

For the period from October 25, 2013 to December 31, 2013, ZTEC contributed $0.4 million of revenues and had a $(0.8) million loss from operations before income taxes.

The following unaudited pro forma information gives effect to the acquisition of ZTEC as if the acquisition occurred on January 1, 2012. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	December 31, 2013	December 31, 2012
	(in thousands, except per share amounts)
Revenues	$1,431,270	$1,660,758
Net income	$163,394	$215,654
Income per common share:
Basic	$0.86	$1.15

Diluted	$0.69	$0.94

E.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2014	2013
	(in thousands)
Land	$16,561	$16,561
Buildings	108,671	107,632
Machinery and equipment	659,743	600,848
Furniture and fixtures, and software	77,566	81,994
Leasehold improvements	31,981	30,757
Construction in progress	2,508	622

	897,030	838,414
Less: accumulated depreciation	567,992	563,178

	$329,038	$275,236

Depreciation of property, plant and equipment for the years ended December 31, 2014, 2013 and 2012 was $73.4 million, $57.3 million and $55.0 million, respectively. As of December 31, 2014, $66.9 million of gross book value included in machinery and equipment was for internally manufactured test systems being leased by customers. As of December 31, 2014, the accumulated depreciation on these test systems was $10.1 million. As of December 31, 2014, minimum non-cancelable future lease payments for the year ending December 31, 2015, total approximately $13.9 million, in the aggregate. There are no payments due beyond 2015.

F.    FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne’s available-for-sale fixed income securities are classified as Level 2. Contingent consideration is classified as Level 3. The vast majority of Level 2 securities are priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

There were no realized losses recorded in 2014, 2013 and 2012. Realized gains recorded in 2014, 2013 and 2012 were $2.4 million, $1.0 million and $1.4 million, respectively. Realized gains are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the years ended December 31, 2014 and 2013, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$111,471	$—	$—	$111,471
Cash equivalents	160,218	22,567	—	182,785
Available for sale securities:
U.S. Treasury securities	—	402,154	—	402,154
U.S. government agency securities	—	258,502	—	258,502
Corporate debt securities	—	141,467	—	141,467
Commercial paper	—	140,638	—	140,638
Certificates of deposit and time deposits	—	49,036	—	49,036
Equity and debt mutual funds	12,333	—	—	12,333
Non-U.S. government securities	—	446	—	446

Total	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivatives	—	149	—	149

Total	$—	$149	$3,350	$3,499

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$271,689	$22,567	$—	$294,256
Marketable securities	—	533,787	—	533,787
Long-term marketable securities	12,333	458,456	—	470,789

	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Other current liabilities	$—	$149	$1,750	$1,899
Long-term other accrued liabilities	—	—	1,600	1,600

	$—	$149	$3,350	3,499

	December 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$117,242	$—	$—	$117,242
Cash equivalents	165,865	58,531	—	224,396
Available for sale securities:
U.S. Treasury securities	—	467,895	—	467,895
U.S. government agency securities	—	202,588	—	202,588
Commercial paper	—	105,598	—	105,598
Corporate debt securities	—	65,387	—	65,387
Equity and debt mutual funds	13,156	—	—	13,156
Certificates of deposit and time deposits	—	3,258	—	3,258
Non-U.S. government securities	—	78	—	78

Total	296,263	903,335	—	1,199,598
Derivatives	—	153	—	153

Total	$296,263	$903,488	$—	$1,199,751

Liabilities
Contingent consideration	$—	$—	$2,230	$2,230

Total	$—	$—	$2,230	$2,230

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$283,107	$58,531	$—	$341,638
Marketable securities	—	586,882	—	586,882
Long-term marketable securities	13,156	257,922	—	271,078
Other current assets	—	153	—	153

	$296,263	$903,488	$—	$1,199,751

Liabilities
Long-term other accrued liabilities	$—	$—	$2,230	$2,230

	$—	$—	$2,230	$2,230

Changes in the fair value of Level 3 contingent consideration for the years ended December 31, 2014 and 2013 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2012	$388
Acquisition of ZTEC	2,230
Payments	(388)

Balance at December 31, 2013	2,230
Fair value adjustment	(630)
Acquisition of AIT	1,750

Balance at December 31, 2014	$3,350

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instrument:

Liability	December 31, 2014 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (ZTEC)	$1,600	Income approach- discounted cash flow	Revenue earn-out-probability for calendar year 2015 revenue.	0%
			Customer orders-probability of achievement during earn out period (acquisition date through December 31, 2015)	40%
			Discount rate for revenue earn-out	N/A
			Discount rate for customer orders	5.2%

The significant unobservable inputs used in the fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2015 revenue, customer orders, and a discount rate. Increases or decreases in the revenue and customer order probabilities and the period in which results will be achieved would result in a higher or lower fair value measurement.

The carrying amounts and fair values of financial instruments at December 31, 2014 and 2013 were as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$294,256	$294,256	$341,638	$341,638
Marketable securities	1,004,576	1,004,576	857,960	857,960
Convertible debt (1)	—	—	185,708	611,433
Japan loan	—	—	955	955

(1)	The carrying value represented the bifurcated debt component only, while the fair value was based on quoted market prices for the convertible note which included the equity conversion feature.

The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short term nature of these instruments.

The following tables summarize the composition of available for sale marketable securities at December 31, 2014 and 2013:

	December 31, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$402,197	$362	$(405)	$402,154	$317,771
U.S. government agency securities	258,452	135	(85)	258,502	104,642
Corporate debt securities	139,374	2,414	(321)	141,467	96,998
Commercial paper	140,616	26	(4)	140,638	41,747
Certificates of deposit and time deposits	49,048	11	(23)	49,036	20,684
Equity and debt mutual funds	10,492	1,870	(29)	12,333	1,234
Non-U.S. government securities	446	—	—	446	—

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$533,833	$99	$(145)	$533,787	$240,234
Long-term marketable securities	466,792	4,719	(722)	470,789	342,842

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

	December 31, 2013
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$468,084	$94	$(283)	$467,895	$108,212
U.S. government agency securities	202,573	75	(60)	202,588	84,498
Commercial paper	105,583	16	(1)	105,598	7,993
Corporate debt securities	65,747	762	(1,122)	65,387	40,355
Equity and debt mutual funds	10,463	2,742	(49)	13,156	702
Certificates of deposit and time deposits	3,258	—	—	3,258	—
Non-U.S. government securities	78	—	—	78	—

	$855,786	$3,689	$(1,515)	$857,960	$241,760

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$586,818	$85	$(21)	$586,882	$137,670
Long-term marketable securities	268,968	3,604	(1,494)	271,078	104,090

	$855,786	$3,689	$(1,515)	$857,960	$241,760

As of December 31, 2014, the fair market value of investments with unrealized losses totaled $583.1 million. Of this value, $2.3 million had unrealized losses for greater than one year and $580.8 million had unrealized losses for less than one year.

As of December 31, 2013, the fair market value of investments with unrealized losses totaled $241.8 million. Of this value, $0.9 million had unrealized losses for greater than one year and $240.9 million had unrealized losses for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at December 31, 2014 and 2013, were temporary.

The contractual maturities of investments held at December 31, 2014 were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$533,833	$533,787
Due after 1 year through 5 years	418,732	418,363
Due after 5 years through 10 years	5,735	5,924
Due after 10 years	31,833	34,169

Total	$990,133	$992,243

Contractual maturities of investments held at December 31, 2014, exclude equity and debt mutual funds as they do not have a contractual maturity date.

Assets of Teradyne measured at fair value on a non-recurring basis as of December 31, 2014 are summarized as follows:

		Fair Value Measurements at Reporting Period
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total Losses
	(in thousands)
Assets
Goodwill	$273,438	$—	$—	$273,438	$98,897
Definite lived intangible assets	158,237	—	—	158,237	—
Long-lived assets held and used	10,189	—	10,189	—	—

	$441,864	$—	$10,189	$431,675	$98,897

In accordance with the provisions of ASC 350-10, “Intangibles- Goodwill and Other,” goodwill with a carrying amount of $372.3 million was written down to its implied fair value of $273.4 million, resulting in an impairment charge of $98.9 million in the fourth quarter of 2014. See Note I: “Goodwill and Intangibles” regarding goodwill impairment.

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

At December 31, 2014 and 2013, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2014			December 31, 2013
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$—	$19.7	$19.7	$—	$32.6	$32.6
Taiwan Dollar	(0.9)	5.7	4.8	—	4.0	4.0
British Pound Sterling	—	11.7	11.7	—	6.9	6.9
Korean Won	—	4.4	4.4	—	5.8	5.8
Euro	(30.6)	—	(30.6)	(24.8)	0.7	(24.1)

Total	$(31.5)	$41.5	$10.0	$(24.8)	$50.0	$25.2

The fair value of the outstanding contracts was a loss of $0.1 million at December 31, 2014 and a gain of $0.2 million at December 31, 2013.

In 2014, Teradyne recorded net realized losses of $0.2 million related to foreign currency forward contracts hedging net monetary position. In 2013 and 2012, Teradyne recorded net realized gains of $5.9 million and

$4.0 million, respectively, related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of December 31, 2014 and 2013:

	Balance Sheet Location	December 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$149	$—
Foreign exchange contracts	Other current assets	—	153

Total derivatives		$149	$153

The following table summarizes the effect of derivative instruments in the statement of operations recognized for the years ended December 31, 2014, 2013 and 2012. The table does not reflect the corresponding losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the years ended December 31, 2014, 2013, and 2012, losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $0.9 million, $6.9 million, and $4.5 million, respectively.

	Location of Losses (Gains) Recognized in Statement of Operations	December 31, 2014	December 31, 2013	December 31, 2012
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$237	$(5,933)	$(3,974)

Total derivatives		$237	$(5,933)	$(3,974)

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

Equity Interest

On November 1, 2013, in connection with the acquisition of Empirix, Inc. by Thoma Bravo LLC, Teradyne sold its equity interest in Empirix, Inc., a private company, and received cash proceeds of $34.2 million which was recorded as other income. An additional $4.8 million of cash proceeds that was held in escrow for 15 months, for potential indemnifications to the buyer, was paid to Teradyne in February 2015 and it will be recorded as other income in the first quarter of 2015.

G.    DEBT

At December 31, 2014 and 2013, debt consisted of the following:

	2014	2013
	(in thousands)
Convertible senior notes	$—	$185,708
Japan loan	—	955

Total debt	—	186,663
Current portion of long-term debt	—	186,663

Long-term debt	$—	$—

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan was denominated in Japanese Yen). The loan had a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan was collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million was unsecured. Teradyne, Inc. had guaranteed payment of the loan obligation. The principal was amortized over the term of the loan with semi-annual principal payments of approximately $1 million payable on September 30 and March 30 each year. The final principal and interest payments were made in March 2014.

Convertible Senior Notes

On March 31, 2009, Teradyne entered into an underwriting agreement regarding a public offering of $175.0 million aggregate principal amount of 4.50% convertible senior notes due March 15, 2014 (the “Notes”). On April 1, 2009, the underwriters exercised their option to purchase an additional $15.0 million aggregate principal amount of the Notes for a total aggregate principal amount of $190.0 million. The Notes bore interest at a rate of 4.50% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The Notes had a maturity date of March 15, 2014. Substantially all of the Notes were converted prior to March 15, 2014 and were “net share settled,” meaning that the holders received, for each $1,000 in principal amount of Notes, $1,000 in cash and approximately 131.95 shares of Teradyne common stock (calculated by taking 182.65 shares, being the fixed number specified in the Notes purchase agreement, less 50.7 shares). The 50.7 shares were determined, as specified in the Notes purchase agreement, by dividing the $1,000 principal amount by the $19.74 average trading price of Teradyne’s common stock over the 25 day trading period from February 5, 2014 to March 12, 2014.

Teradyne satisfied the Notes “net share settlement” by paying the aggregate principal amount of $190 million in cash and issuing 25.1 million shares of common stock. On March 13, 2014, Teradyne exercised its call option agreement entered into with Goldman, Sachs & Co. (the “hedge counterparty”) at the time of issuance of the Notes and received 25.1 million shares of Teradyne’s common stock, which Teradyne retired.

From June 17, 2014 to September 17, 2014, the hedge counterparty exercised its warrant agreement entered into with Teradyne at the time of issuance of the Notes. The warrants were net share settled. In 2014, Teradyne issued 21.2 million shares of its common stock for warrants exercised at a weighted average strike price of $7.6348 per share.

The below tables represent the key components of Teradyne’s convertible senior notes:

	December 31, 2014	December 31, 2013
	(in thousands)
Debt principal	$—	$189,998
Unamortized discount	—	4,290

Net carrying amount of the convertible debt	$—	$185,708

	For the year ended
	December 31, 2014	December 31, 2013
	(in thousands)
Contractual interest expense on the coupon	$1,757	$8,550
Amortization of the discount component and debt issue fees recognized as interest expense	4,493	16,628

Total interest expense on the convertible debt	$6,250	$25,178

H.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, which is presented net of tax, consists of the following:

	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Benefit	Total
	(in thousands)
Balance at December 31, 2012, net of tax of $835, $(125)	$2,925	$2,895	$5,820

Other comprehensive income before reclassifications, net of tax of $216	(1,097)	—	(1,097)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(257), $(159)	(447)	(276)	(723)

Net current period other comprehensive income, net of tax of $(41), $(159)	(1,544)	(276)	(1,820)

Balance at December 31, 2013, net of tax of $794, $(284)	1,381	2,619	4,000

Other comprehensive income before reclassifications, net of tax of $1,449	2,417	—	2,417
Amounts reclassified from accumulated other comprehensive income, net of tax of $(645), $(169)	(1,433)	(295)	(1,728)

Net current period other comprehensive income, net of tax of $804, $(169)	984	(295)	689

Balance at December 31, 2014, net of tax of $1,598, $(453)	$2,365	$2,324	$4,689

Reclassifications out of accumulated other comprehensive income to the statement of operations for the years ended December 31, 2014, 2013 and 2012, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the year ended			Affected Line Item in the Statements of Operations
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Available-for-sale marketable securities
Unrealized gains, net of tax of $645, $257, $201	$1,433	$447	$702	Interest income

	$1,433	$447	$702
Amortization of defined benefit pension and postretirement plans
Prior service benefit, net of tax of $169, $159, $134	$295	$276	$233	(a)

	$295	$276	$233

Total reclassifications, net of tax of $814, $416, $335	$1,728	$723	$935	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note M: “Retirement Plans.”

I.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, Teradyne determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques, Teradyne determined that for its Wireless Test reporting unit, the carrying amount of its net assets exceeded its respective fair value, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, Teradyne recorded a $98.9 million goodwill impairment charge in the fourth quarter of 2014.

The fourth quarter 2014 goodwill impairment test of Teradyne’s Defense/Aerospace reporting unit, which is included in Teradyne’s System Test reportable segment, did not identify any goodwill impairment.

Teradyne performed step one of the two step impairment test for 2013 and 2012. No goodwill impairment was identified in 2013 and 2012.

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2014 and 2013 are as follows:

	Semiconductor Test	System Test	Wireless Test	Total
	(in thousands)
Balance at December 31, 2012:
Goodwill	$260,540	$148,183	$349,272	$757,995
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	349,272	349,272
ZTEC acquisition	—	—	12,520	12,520

Balance at December 31, 2013:
Goodwill	260,540	148,183	361,792	770,515
Accumulated impairment losses	(260,540)	(148,183)	—	(408,723)

	—	—	361,792	361,792
ZTEC adjustment	—	—	27	27
AIT acquisition	—	10,516	—	10,516

Balance at December 31, 2014:
Goodwill	260,540	158,699	361,819	781,058
Accumulated impairment losses	(260,540)	(148,183)	(98,897)	(507,620)

	$—	$10,516	$262,922	$273,438

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$224,059	$121,454	6.2 years
Customer relationships	146,635	93,998	52,637	7.7 years
Tradenames and trademarks	30,414	14,205	16,209	9.0 years
Non-competes	320	20	300	4.0 years
Customer backlog	170	170	—	0.0 years

Total intangible assets	$523,052	$332,452	$190,600	6.8 years

	December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$342,933	$174,563	$168,370	6.2 years
Customer relationships	141,497	76,963	64,534	8.0 years
Tradenames and trademarks	30,034	10,647	19,387	9.1 years
Customer backlog	1,000	1,000	—	0.4 years

Total intangible assets	$515,464	$263,173	$252,291	6.9 years

During the year ended December 31, 2014, Teradyne recorded intangible assets in the amount of $9.1 million related to its AIT acquisition.

During the year ended December 31, 2013, Teradyne recorded intangible assets in the amount of $4.9 million related to its ZTEC acquisition.

Aggregate intangible assets amortization expense for the years ended December 31, 2014, 2013 and 2012 was $70.8 million, $72.4 million, and $73.5 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2015	$55,231
2016	55,231
2017	49,046
2018	24,405
2019	4,889

J.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2014, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $151.5 million.

Commitments

Teradyne leases certain of its office buildings and other facilities under various operating lease arrangements that include renewal options and escalation clauses for adjusting rent payments to reflect changes in price indices. Rental expense for leases with fixed escalation clauses is recognized on a straight line basis over the lease term.

Rental expense for the years ended December 31, 2014, 2013 and 2012 was $16.0 million, $16.5 million and $15.5 million, respectively.

The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments
(in thousands)
2015	$13,521
2016	11,776
2017	6,842
2018	4,535
2019	4,103
Beyond 2019	13,214

Total	$53,991

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

Guarantees and Indemnification Obligations

Teradyne provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. Teradyne has entered into indemnification agreements with certain of its officers and directors. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’ by-laws and charter. As a matter of practice, Teradyne has maintained directors’ and officers’ liability insurance coverage including coverage for directors and officers of acquired companies.

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

As a matter of ordinary business course, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2014 and 2013, Teradyne had a product warranty accrual of $8.9 million and $6.7 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $43.3 million and $34.9 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of December 31, 2014 and 2013, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

K.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share from operations:

	2014	2013	2012
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$81,272	$164,947	$217,049

Weighted average common shares-basic	202,908	190,772	186,878
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	5,013	23,341	22,367
Convertible note hedge warrant shares (2)	12,562	18,795	17,433
Restricted stock units	1,092	1,127	2,291
Stock options	944	1,528	1,213
Employee stock purchase rights	31	36	64

Dilutive potential common shares	19,642	44,827	43,368

Weighted average common shares-diluted	222,550	235,599	230,246

Net income per common share-basic	$0.40	$0.86	$1.16

Net income per common share-diluted	$0.37	$0.70	$0.94

(1)	Incremental shares from the assumed conversion of the convertible notes was calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) was excluded from the calculation of diluted shares because the effect was anti-dilutive. See Note G: “Debt” regarding the convertible note hedge transaction.

The computation of diluted net income per common share for 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

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

L.    RESTRUCTURING AND OTHER

Restructuring

During the year ended December 31, 2014, Teradyne recorded $0.5 million of charges related to headcount reductions of 8 people in Semiconductor Test, $0.5 million of charges related to headcount reductions of 28 people in Wireless Test, $0.4 million of charges related to headcount reductions of 4 people in System Test, and $0.2 million charges related to headcount reduction of 3 people in Corporate.

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

The remaining accrual for severance of $0.4 million, as of December 31, 2014, is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by June 2015.

	Severance and Benefits	Facility Exit Costs	Total
	(in thousands)
Pre-2012 Activities
Balance at December 31, 2012	—	1,084	1,084
Change in estimate	—	(553)	(553)
Cash payments	—	(531)	(531)

Balance at December 31, 2013	$—	$—	$—

2012 Activities
Q2 2012 Activities:
Provision	$286	$—	$286
Change in estimate	(4)	—	(4)
Cash payments	(282)	—	(282)

Balance at December 31, 2012	$—	$—	$—

Q3 2012 Activity:
Provision	$687	$—	$687
Cash payments	(444)	—	(444)

Balance at December 31, 2012	243	—	243
Cash payments	(243)	—	(243)

Balance at December 31, 2013	$—	$—	$—

2013 Activities
Q3 2013 Activity:
Provision	$1,337	$—	$1,337
Cash payments	(966)	—	(966)

Balance at December 31, 2013	$371	$—	$371
Cash payments	(371)	—	(371)

Balance at December 31, 2014	$—	$—	$—

Q4 2013 Activity:
Provision	$600	$—	$600
Cash payments	(486)	—	(486)

Balance at December 31, 2013	$114	$—	$114
Cash payments	(114)	—	(114)

Balance at December 31, 2014	$—	$—	$—

2014 Activities
Q2 2014 Activity:
Provision	$572	$—	$572
Cash payments	(572)	—	(572)

Balance at December 31, 2014	$—	$—	$—

Q3 2014 Activity:
Provision	$225	$—	$225
Cash payments	(225)	—	(225)

Balance at December 31, 2014	$—	$—	$—

Q4 2014 Activity:
Provision	$826	$—	$826
Cash payments	(432)	—	(432)

Balance at December 31, 2014	$394	$—	$394

Balance at December 31, 2014	$394	$—	$394

Other

During the year ended December 31, 2014, Teradyne recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $0.4 million of acquisition costs related to AIT.

During the year ended December 31, 2012, due to a decrease in specified new product revenue through the December 31, 2012 earn-out period end date, Teradyne recorded an $8.8 million fair value adjustment to decrease the LitePoint acquisition contingent consideration.

M.    RETIREMENT PLANS

ASC 715, “Compensation—Retirement Benefits” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation at December 31. Teradyne uses a December 31 measurement date for all of its plans.

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

The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2014		2013
	United States	Foreign	United States	Foreign
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$293,912	$52,182	$325,118	$51,380
Service cost	2,218	897	2,393	1,034
Interest cost	12,875	1,837	11,318	1,948
Actuarial loss (gain)	72,596	8,975	(31,259)	(1,020)
Benefits paid	(13,982)	(1,265)	(13,658)	(2,511)
Plan participants’ contributions	—	88	—	95
Non-U.S. currency movement	—	(4,504)	—	1,256

End of year	367,619	58,210	293,912	52,182

Change in plan assets:
Fair value of plan assets:
Beginning of year	256,373	25,756	278,856	24,043
Company contributions	31,753	1,168	1,738	2,522
Plan participants’ contributions	—	88	—	95
Actual return on plan assets	41,928	5,192	(10,563)	1,190
Benefits paid	(13,982)	(1,265)	(13,658)	(2,511)
Non-U.S. currency movement	—	(1,428)	—	417

End of year	316,072	29,511	256,373	25,756

Funded status	$(51,547)	$(28,699)	$(37,539)	$(26,426)

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2014		2013
	United States	Foreign	United States	Foreign
	(in thousands)
Retirement plans assets	$3,090	$9,806	$4,259	$5,083
Accrued employees’ compensation and withholdings	(2,492)	(906)	(1,781)	(1,143)
Retirement plans liabilities	(52,145)	(37,599)	(40,017)	(30,366)

Funded status	$(51,547)	$(28,699)	$(37,539)	$(26,426)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2014		2013
	United States	Foreign	United States	Foreign
	(in thousands)
Prior service cost, before tax	$358	$—	$493	$—
Deferred taxes	429	—	380	—

Total recognized in other comprehensive income, net of tax	$787	$—	$873	$—

The estimated portion of prior service cost remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost in 2015 is $0.1 million.

The accumulated benefit obligation for the United States defined benefit pension plans was $357.0 million and $286.2 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $49.8 million and $45.0 million at December 31, 2014 and 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2014		2013
	United States	Foreign	United States	Foreign
	(in millions)
Projected benefit obligation	$54.6	$39.5	$41.8	$32.4
Accumulated benefit obligation	48.5	32.7	37.9	27.5
Fair value of plan assets	—	1.0	—	0.9

Expense

For the years ended December 31, 2014, 2013 and 2012, Teradyne’s net periodic pension cost (income) was comprised of the following:

	2014		2013		2012
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension Cost (Income):
Service cost	$2,218	$897	$2,393	$1,034	$2,102	$686
Interest cost	12,875	1,837	11,318	1,948	13,713	1,956
Expected return on plan assets	(12,500)	(868)	(13,632)	(959)	(15,248)	(698)
Amortization of prior service cost	135	—	164	—	232	—
Net actuarial loss (gain)	43,168	4,651	(7,063)	(1,252)	15,458	7,779

Total net periodic pension cost (income)	$45,896	$6,517	$(6,820)	$771	$16,257	$9,723

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service cost	(135)	—	(164)	—	(232)	—

Total recognized in other comprehensive income	(135)	—	(164)	—	(232)	—

Total recognized in net periodic pension cost (income) and other comprehensive income	$45,761	$6,517	$(6,984)	$771	$16,025	$9,723

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2014		2013		2012
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	4.5%	3.8%	3.6%	3.7%	4.2%	4.9%
Expected return on plan assets	5.0	3.4	5.0	3.7	5.0	3.1
Salary progression rate	3.0	3.5	3.0	3.5	3.0	3.4

Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2014		2013
	United States	Foreign	United States	Foreign
Discount rate	3.7%	2.6%	4.5%	3.8%
Salary progression rate	2.9	3.2	3.0	3.5

In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 5.0% was an appropriate rate to use for fiscal 2014 for the U.S. Qualified Pension Plan (“U.S. Plan”).

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

The discount rate utilized to determine future pension obligations for the U.S. Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 3.7% at December 31, 2014, down from 4.5% at December 31, 2013.

Plan Assets

As of December 31, 2014, the fair value of Teradyne’s pension plans’ assets totaled $345.6 million of which $316.1 million was related to the U.S. Plan, $28.5 million was related to the U.K. defined benefit pension plan, and $1.0 million was related to the Taiwan defined benefit pension plan. Substantially all Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

Teradyne’s weighted average pension asset allocation at December 31, 2014 and 2013, by asset category is as follows:

	2014		2013
	United States	Foreign	United States	Foreign
Fixed Income Securities	83.3%	78.2%	86.7%	77.1%
Equity Securities	15.4	20.7	12.1	21.6
Other	1.3	1.1	1.2	1.3

	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, are as follows:

Asset Category:	Policy Index:	Target Allocation
Passive and Active Fixed Income	Barclays U.S. Long Government/Credit Bond Index	85%
Equity (Large cap)	S&P 500 Stock Index	10
International Equity	MSCI EAFE Index	5

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

The assets of Teradyne’s foreign pension plans are invested in funds which seek to combine long-term growth potential offered through equity exposure with the relative security provided by bonds, and are governed locally by local management in accordance with specific jurisdictional requirements. Investments in the non-U.S. plans consist primarily of fixed-income and equity securities. The target asset allocation for the U.K. defined benefit pension plan, per the investment policy, is 80% fixed-income securities and 20% equity securities.

During the years ended December 31, 2014 and 2013, there were no transfers of pension assets in or out of Level 1, Level 2 or Level 3.

The fair value of pension plan assets by asset category and by level at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$193,741	$—	$193,741	$—	$—	$—	$—
U.S. government securities	—	65,830	—	65,830	—	—	—	—
U.K. government securities	—	—	—	—	—	22,811	—	22,811
Asset backed securities	—	3,747	—	3,747	—	—	—	—
U.S. equity (large cap)	—	33,970	—	33,970	—	—	—	—
International equity	—	14,631	—	14,631	—	5,610	—	5,610
Guarantee annuity contract	—	2,990	—	2,990	—	—	—	—
Other	—	65	—	65	—	957	—	957
Cash and cash equivalents	1,098	—	—	1,098	133	—	—	133

Total	$1,098	$314,974	$—	$316,072	$133	$29,378	$—	$29,511

	December 31, 2013
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$156,860	$—	$156,860	$—	$—	$—	$—
U.S. government securities	—	62,555	—	62,555	—	—	—	—
U.K. government securities	—	—	—	—	—	19,610	—	19,610
Asset backed securities	—	2,919	—	2,919	—	—	—	—
U.S. equity (large cap)	—	21,309	—	21,309	—	—	—	—
International equity	—	9,599	—	9,599	—	5,204	—	5,204
Guarantee annuity contract	—	2,985	—	2,985	—	—	—	—
Other	—	—	—	—	—	906	—	906
Cash and cash equivalents	146	—	—	146	—	36	—	36

Total	$146	$256,227	$—	$256,373	$—	$25,756	$—	$25,756

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2014, Teradyne contributed $30.0 million to the U.S Plan, $1.8 million to the U.S. supplemental executive defined benefit pension plan and $1.2 million to certain qualified plans for non-U.S. subsidiaries. During 2013, Teradyne contributed $1.7 million to the U.S. supplemental executive defined benefit pension plan and $2.5 million to certain qualified plans for non-U.S. subsidiaries.

Expected Future Pension Benefit Payments

Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2015	$24,407	$1,018
2016	23,399	862
2017	23,129	1,069
2018	22,455	1,076
2019	21,826	1,230
2020-2024	112,546	9,349

Postretirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes death, medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

The December 31 balances of the postretirement assets and obligations are shown below:

	2014	2013
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$9,019	$11,907
Service cost	59	75
Interest cost	335	342
Actuarial (gain) loss	(1,255)	(2,025)
Benefits paid	(996)	(1,280)

End of year	7,162	9,019

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	996	1,280
Benefits paid	(996)	(1,280)

End of year	—	—

Funded status	$(7,162)	$(9,019)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2014	2013
	(in thousands)
Accrued employees’ compensation and withholdings	$(780)	$(1,042)
Retirement plans liability	(6,382)	(7,977)

Funded status	$(7,162)	$(9,019)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2014	2013
	(in thousands)
Prior service credit, before tax	$(2,230)	$(2,829)
Deferred taxes	(882)	(664)

Total recognized in other comprehensive income, net of tax	$(3,112)	$(3,493)

The estimated portion of prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic postretirement benefit (income) expense in 2015 is $(0.6) million.

Expense

For the years ended December 31, 2014, 2013 and 2012, Teradyne’s net periodic postretirement benefit income was comprised of the following:

	2014	2013	2012
	(in thousands)
Components of Net Periodic Postretirement Benefit Income:
Service cost	$59	$75	$67
Interest cost	335	342	437
Amortization of prior service cost	(598)	(598)	(599)
Net actuarial (gain) loss	(1,255)	(2,025)	83

Total net periodic postretirement benefit income	(1,459)	(2,206)	(12)

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	598	598	599

Total recognized in other comprehensive income	598	598	599

Total recognized in net periodic postretirement benefit income and other comprehensive income	$(861)	$(1,608)	$587

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2014	2013	2012
Discount rate	4.1%	3.1%	3.7%
Initial Health Care Cost Trend Rate	8.0	8.5	9.0
Ultimate Health Care Cost Trend Rate	5.0	5.0	5.0
Year in which Ultimate Health Care Cost Trend Rate is reached	2020	2020	2020

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2014	2013	2012
Discount rate	3.5%	4.1%	3.1%
Initial Medical Trend	7.5	8.0	8.5
Ultimate Health Care Trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2022	2020	2020

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2014, would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$6	$(6)
Effect on postretirement benefit obligations	87	(83)

Expected Future Benefit Payments

Future benefit payments are expected to be paid as follows:

Benefits Payments
(in thousands)
2015	$780
2016	738
2017	657
2018	599
2019	535
2020-2024	2,045

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

Under its stock compensation plans, Teradyne has granted stock options, restricted stock units and performance-based restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).

Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

Time-based restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Teradyne expenses the cost of the restricted stock unit awards subject to time-based vesting, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

For grants prior to January 2014, performance-based restricted stock units (“PRSUs”) granted to executive officers were subject to time-based vesting and performance-based vesting. The percentage level of performance satisfied for performance-based grants was assessed on or near the anniversary of the grant date and, in turn, that percentage level determined the number of performance-based restricted stock units available for vesting over a four-year vesting period; portions of the performance-based grants not available for vesting were forfeited.

Commencing in January 2014, Teradyne granted PRSUs to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. No TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Beginning with PRSUs granted in January 2014, if the recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age sixty and at least ten years of service, then the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined.

The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted above. During the year ended December 31, 2014, Teradyne granted 0.1 million TSR PRSUs with a grant date fair value of $22.06 per unit. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

2014
Risk-free interest rate	0.75%
Teradyne volatility-historical	36.1%
Philadelphia Semiconductor Index volatility-historical	24.6%
Dividend yield	1.25%

Expected volatility was based on the historical volatility of Teradyne’s stock and the Philadelphia Semiconductor Index over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by $19.16, Teradyne’s stock price on January 24, 2014, the date the awards were granted.

Stock Options Valuation Assumptions:

The total number of stock options granted in 2014, 2013 and 2012 were 0.1 million, 0.2 million and 0.2 million, respectively, at the weighted average grant date fair value of $5.49, $6.09 and $6.85 per share, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013	2012
Expected life (years)	4.00	4.00	3.50
Risk-free interest rate	1.2%	0.6%	0.4%
Volatility-historical	38.8%	46.8%	56.0%
Dividend yield	1.25%	0.0%	0.0%

Teradyne determined the stock option’s expected life based upon historical exercise data for executive officers, the age of executives and the terms of the stock option award. Volatility was determined using historical volatility for a period equal to the expected life. The interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation plan activity for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	4,636	4,970	5,840
Awarded	1,870	2,110	1,844
Vested	(1,965)	(2,322)	(2,510)
Forfeited	(190)	(122)	(204)

Non-vested at December 31	4,351	4,636	4,970

Stock Options:
Outstanding at January 1	2,706	3,841	5,335
Granted	89	213	151
Exercised	(1,248)	(1,220)	(1,396)
Forfeited	(38)	(104)	(203)
Cancelled	(2)	(24)	(46)

Outstanding at December 31	1,507	2,706	3,841

Vested and expected to vest at December 31	1,507	2,694	3,785

Exercisable at December 31	1,089	1,814	2,004

Total shares available for the years 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Shares available:
Available for grant at January 1	14,213	6,414	8,205
Options granted	(89)	(213)	(151)
Restricted stock units awarded	(1,870)	(2,110)	(1,844)
Restricted stock units forfeited	189	122	204
Additional shares reserved	—	10,000	—

Available for grant at December 31	12,443	14,213	6,414

Weighted-average restricted stock unit award date fair value information for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
Non-vested at January 1	$15.56	$12.72	$10.01
Awarded	19.30	16.53	16.67
Vested	14.38	10.40	9.29
Forfeited	17.21	15.48	13.32
Non-vested at December 31	$17.58	$15.56	$12.72

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
	(in thousands)
Outstanding	$86,113	$81,680	$83,949
Expected to vest	81,582	77,388	78,718

Restricted stock units weighted average remaining contractual terms (in years) information at December 31, for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
Outstanding	1.11	1.14	1.01
Expected to vest	1.10	1.13	1.00

Weighted average stock options exercise price information for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
Outstanding at January 1	$6.29	$4.64	$4.12
Options granted	19.16	16.56	16.95
Options exercised	5.34	3.28	3.87
Options forfeited	3.59	2.57	3.11
Options cancelled	2.21	8.05	16.21
Outstanding at December 31	7.89	6.29	4.64
Exercisable at December 31	5.00	4.55	3.70

Stock option aggregate intrinsic value information for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
	(in thousands)
Exercised	$17,847	$16,848	$17,136
Outstanding	17,936	30,673	47,051
Vested and expected to vest	17,936	30,512	46,283
Exercisable	16,101	23,707	26,436

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
Outstanding	4.5	4.9	5.7
Vested and Expected to vest	4.5	4.9	5.6
Exercisable	4.2	4.3	4.9

Significant option groups outstanding at December 31, 2014 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$1.48 – $2.58	5.07	269	$1.91	269	$1.91
$2.67 – $2.74	4.40	462	2.69	429	2.69
$3.23 – $16.23	3.61	370	8.47	306	7.69
$16.56 – $19.16	4.99	406	17.25	85	16.79

		1,507	$7.89	1,089	$5.00

As of December 31, 2014, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $51.3 million, and is expected to be recognized over a weighted average period of 2.4 years.

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

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan, eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation, to a maximum of shares with a fair market value of $25,000 per calendar year, not to exceed 6,000 shares. Under the plan, the price paid for the common stock, in 2014 and 2013, is equal to 85% of the stock price on the last business day of the six month purchase period. In 2012, the price paid for the common stock was equal to 85% of the lower of the fair market value of Teradyne’s common stock on the first business day and the last business day of each six month purchase period within each year.

Employee Stock Purchase Rights Valuation Assumptions:

The weighted-average fair value of employee stock purchase rights granted pursuant to the ESPP in the first and last six months of 2012 was $4.09 and $3.42, respectively. The fair value of the employees’ purchase rights was estimated using the Black-Scholes option-pricing model with the following assumptions:

2012
Expected life (years)	0.5
Risk-free interest rate	0.1%
Volatility-historical	42.7%
Dividend yield	0.0%

In July 2014, 0.5 million shares of common stock were issued to employees who participated in the plan during the first half of 2014, at the price of $16.66 per share. In January 2015, Teradyne issued 0.5 million shares of common stock to employees who participated in the plan during the second half of 2014, at the price of $16.82 per share.

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

As of December 31, 2014, there were 5.3 million shares available for grant under the ESPP.

The effect to income from operations for recording stock-based compensation for the years ended December 31 was as follows:

	2014	2013	2012
	(in thousands)
Cost of revenues	$3,675	$4,338	$6,604
Engineering and development	10,146	12,452	13,589
Selling and administrative	26,486	19,822	19,727

Stock-based compensation	40,307	36,612	39,920
Income tax benefit	(11,537)	(9,762)	(9,548)

Total stock-based compensation expense after income taxes	$28,771	$26,850	$30,372

O.    SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). In January 2009, Teradyne amended the Savings Plan to eliminate a fixed formula used to calculate the match and provide for a variable discretionary match to be determined each year. In 2014, 2013 and 2012, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.

In addition Teradyne established an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. Teradyne also established defined contribution savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statement of operations for the years ended December 31, 2014, 2013 and 2012 were $12.8 million, $12.0 million and $10.6 million, respectively.

P.    INCOME TAXES

The components of income (loss) before income taxes and the provision for income taxes as shown in the consolidated statements of operations were as follows:

	2014	2013	2012
	(in thousands)
Income (loss) before income taxes:
U.S.	$(151,889)	$79,229	$112,008
Non-U.S.	247,265	122,693	153,968

	$95,376	$201,922	$265,976

Provision (benefit) for income taxes:
Current:
U.S. Federal	$5,197	$18,051	$22,695
Non-U.S.	28,157	22,509	18,261
State	678	(269)	(12)

	34,032	40,291	40,944

Deferred:
U.S. Federal	(20,449)	(1,692)	8,158
Non-U.S.	(404)	(1,386)	5,997
State	925	(238)	(6,172)

	(19,928)	(3,316)	7,983

Total provision for income taxes:	$14,104	$36,975	$48,927

For the years ended December 31, 2014, 2013 and 2012, income tax expense totaled $14.1 million, $37.0 million and $48.9 million, respectively, primarily attributable to a U.S. federal tax provision and tax provisions for foreign taxes. The decrease in income tax expense from 2013 to 2014 was primarily attributable to a shift in the geographic distribution of income which decreased income subject to taxation in the United States relative to lower tax rate jurisdictions partially offset by an increase in income tax expense associated with uncertain tax positions and a reduction in the benefit from U.S. research and development tax credits. The decrease in income tax expense from 2012 to 2013 resulted from the reinstatement of the U.S. research and development tax credit in 2013 for fiscal years 2012 and 2013 and lower pre-tax income, partially offset by higher tax expense for uncertain tax positions and state taxes.

A reconciliation of the effective tax rate for the years 2014, 2013 and 2012 follows:

	2014	2013	2012
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
Foreign taxes	(58.1)	(11.4)	(10.5)
Goodwill impairment	36.3	—	—
U.S. research and development credit	(7.9)	(7.2)	—
Uncertain tax positions	7.9	4.2	(1.2)
Other permanent items	3.4	(0.1)	(2.8)
Valuation allowance	—	0.4	(0.5)
State income taxes, net of federal tax benefit	(0.1)	0.1	(1.7)
Other, net	(1.7)	(2.7)	0.1

	14.8%	18.3%	18.4%

U.S. research and development tax credits provided a 7.9% and 7.2% reduction to the 2014 and 2013 U.S. statutory federal tax rate of 35.0%, respectively. The research and development tax credit expired at the end of 2014.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the tax holiday for the years ended December 31, 2014, 2013 and 2012 were $13.2 million or $0.06 per diluted share, $4.7 million or $0.02 per diluted share and $10.9 million or $0.05 per diluted share, respectively. The tax holiday is currently expected to expire on December 31, 2015. Teradyne is in discussions with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2014 and 2013 amounted to $0.6 million and $0.4 million respectively. For the years ended December 31, 2014, 2013 and 2012 expense of $0.2 million, $0.2 million and $0.1 million respectively, was recorded for interest and penalties related to income tax items.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2014 and 2013 were as follows:

	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,989	$14,679
Tax credits	50,554	65,210
Pension liability	30,036	22,966
Inventory valuations	29,105	38,452
Accruals	23,323	17,828
Equity compensation	11,131	10,498
Deferred revenue	10,242	12,379
Vacation accrual	7,425	7,291
Other	1,725	2,613

Gross deferred tax assets	174,530	191,916

Less: valuation allowance	(41,737)	(40,386)

Total deferred tax assets	132,793	151,530

Deferred tax liabilities:
Marketable securities	(1,599)	(794)
Intangible assets	(64,871)	(89,268)
Excess of tax over book depreciation	(24,905)	(24,458)

Total deferred tax liabilities	(91,375)	(114,520)

Net deferred assets	$41,418	$37,010

During 2014, Teradyne’s valuation allowance increased by $1.3 million primarily due to the increase in the deferred tax assets related to state tax credits generated in 2014. During 2013, Teradyne reduced both its net operating loss deferred tax asset and related valuation allowance by approximately $19.5 million which was attributable to pre-2006 windfall stock based compensation deductions, the benefit of which will be credited to additional paid-in capital if and when realized through a reduction in Teradyne’s income tax payable. As of December 31, 2014 and 2013, these windfall stock option deductions were tracked off balance sheet in accordance with ASC 718, “Compensation—Stock Compensation.”

As of December 31, 2014 and 2013, Teradyne evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2014 and 2013, Teradyne maintained a valuation allowance for certain deferred tax assets of $41.7 million and $40.4 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December 31, 2014, Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2015	$—	$1	$—
2016	—	56	—
2017	—	738	—
2018	—	679	—
2019	—	133	—
2020-2025	10,698	2,686	—
2026-2028	—	676	—
Beyond 2028	806	3,055	115
Non-expiring	—	—	8,460

Total	$11,504	$8,024	$8,575

Of the U.S. federal operating loss carryforwards, $10.7 million relates to the acquisition of GenRad, Inc. (“GenRad”) in 2001 and $0.8 million relates to the acquisition of ZTEC in 2013. Both GenRad and ZTEC losses are limited in the annual amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986. The operating loss carryforward does not include any excess tax deduction related to stock based compensation which has not been recognized for financial statement purposes.

Teradyne has approximately $140.8 million of tax credit carry forwards. Federal business tax credits of approximately $37.0 million expire in the years 2017 through 2034. Teradyne has foreign tax credits of approximately $27.5 million expiring in the years 2018 through 2022 and alternative minimum tax credits of approximately $6.6 million, which do not expire. In addition, there are state tax credits of $69.7 million which begin to expire in 2015. Teradyne has federal tax credits of $46.6 million, that are attributable to stock based compensation deductions which will be recorded as an increase in additional paid in capital on the consolidated balance sheet if and when they are “realized” in accordance with ASC 718-10, “Compensation—Stock Compensation.”

Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(in thousands)
Beginning balance, as of January 1	$21,203	$18,666	$19,391
Additions:
Tax positions for current year	8,414	4,586	459
Tax positions for prior years	3,781	2,112	2,259
Reductions:
Tax positions for prior years	(2,480)	(4,161)	(3,443)
Settlements with tax authorities	(500)	—	—

Ending Balance as of December 31	$30,418	$21,203	$18,666

Current year and prior year additions include assessment of potential transfer pricing issues worldwide, federal and state tax credits and incentives, capitalization rules, and domestic production activities deductions.

Reductions for tax positions for prior years primarily relate to statute expiration, stock-based compensation deduction in a foreign jurisdiction, and the settlement of a foreign tax audit. Of the $30.4 million of unrecognized tax benefits as of December 31, 2014, $24.1 million would impact the consolidated income tax rate if ultimately recognized. The remaining $6.3 million would impact the valuation allowance if recognized. Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2014 may decrease approximately $0.8 million in the next twelve months, as a result of a lapse of statutes of limitation and the settlement of a tax audit. The estimated decrease is composed primarily of reserves relating to state tax credits and transfer pricing.

Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2014, all material state and local income tax matters have been concluded through 2009, all material federal income tax matters have been concluded through 2010 and all material foreign income tax matters have been concluded through 2008. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.

As of December 31, 2014, a deferred tax liability has not been established for approximately $556.9 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. Determination of the unrecognized deferred tax liability on unremitted earnings is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation.

Q.    OPERATING SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Teradyne has three operating segments (Semiconductor Test, Wireless Test and System Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income from operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies.”

Segment information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate And Eliminations	Consolidated
	(in thousands)
2014
Revenues	$1,300,790	$184,535	$162,499	$—	$1,647,824
Income (Loss) before taxes (1)(2)	255,803	(116,196)	12,116	(56,347)	95,376
Total assets (3)	580,501	478,974	95,105	1,383,940	2,538,520
Property additions	159,783	3,730	5,469	—	168,982
Depreciation and amortization expense	84,990	53,308	5,399	8,847	152,544
2013
Revenues	$1,023,041	$251,871	$153,021	$—	$1,427,933
Income before taxes (1)(2)	153,797	23,153	3,115	21,857	201,922
Total assets (3)	632,840	645,001	79,983	1,272,000	2,629,824
Property additions	94,303	5,358	7,070	—	106,731
Depreciation and amortization expense	72,472	51,675	5,180	21,360	150,687
2012
Revenues	$1,127,726	$286,355	$242,669	$—	$1,656,750
Income (Loss) before taxes (1)(2)	185,985	83,077	34,164	(37,250)	265,976
Total assets (3)	604,127	672,048	71,116	1,082,054	2,429,345
Property additions	105,074	7,608	6,398	—	119,080
Depreciation and amortization expense	73,537	50,362	4,549	17,066	145,514

(1)	Interest income, interest expense, other (income) expense, net and pension and postretirement plans actuarial gains and losses are included in Corporate and Eliminations.
(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and goodwill impairment charges.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues—inventory charge (1)	$14,389	$5,218	$18,433
Restructuring and other	490	1,016	386

(1)	Included in the cost of revenues for the years ended December 31, 2014 and 2012 are charges for excess inventory provisions recorded primarily as a result of product transition.

Included in the System Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues—inventory charge	$2,125	$4,168	$4,271
Restructuring and other	742	1,431	451

Included in the Wireless Test segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of revenues—inventory step-up (2)	$—	$—	$6,089
Cost of revenues—inventory charge	5,679	7,206	4,145
Restructuring and other	565	82	236
Goodwill impairment charge	98,897	—	—

(2)	Included in the cost of revenues for the years ended December 31, 2012 is the cost for purchase accounting inventory step-up.

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Restructuring and other	$(432)	$(449)	$(8,794)

Information as to Teradyne’s revenues by country is as follows:

	2014	2013	2012
	(in thousands)
Revenues from customers (1):
Taiwan	$495,942	$265,472	$299,359
China	292,145	323,564	351,335
United States	213,104	230,178	238,280
Korea	145,608	119,286	216,445
Singapore	119,421	114,765	101,502
Europe	111,043	90,797	77,099
Malaysia	83,910	86,900	69,064
Philippines	68,662	63,392	111,571
Japan	63,761	81,806	100,807
Thailand	44,117	32,209	80,518
Rest of the World	10,111	19,564	10,770

	$1,647,824	$1,427,933	$1,656,750

(1)	Revenues attributable to a country are based on location of customer site.

In 2014, no single customer accounted for more than 10% of total consolidated revenues. In 2013 and 2012, one customer of Teradyne’s Wireless Test and Semiconductor Test segments, accounted for 12% and 10%, respectively, of total consolidated revenues.

Long-lived assets by geographic area:

	United States	Foreign(1)	Total
	(in thousands)
December 31, 2014	$206,334	$122,704	$329,038
December 31, 2013	$211,455	$63,781	$275,236

(1)	As of December 31, 2014 and 2013, long-lived assets attributable to Singapore were $99.2 million and $42.5 million, respectively.

R.    STOCK REPURCHASE PROGRAM

In November 2010, the Board authorized a stock repurchase program for up to $200 million. In the years ended December 31, 2014, 2013 and 2012, Teradyne did not repurchase any shares. The cumulative repurchases under the 2010 program as of December 31, 2014 totaled 2.6 million shares of common stock for $31.2 million at an average price of $11.84. In January 2015, the Board of Directors cancelled the 2010 stock repurchase program.

S.    SUBSEQUENT EVENTS

In January 2015, Teradyne’s Board of Directors declared a quarterly dividend of $0.06 per share to be paid on March 24, 2015 to shareholders of record as of February 27, 2015.

In January 2015, Teradyne’s Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, $300 million of which Teradyne intends to repurchase in 2015. The cumulative repurchases under the 2015 program as of February 25, 2015 totaled 0.9 million shares of common stock for $16.9 million at an average price of $19.44.

While Teradyne declared a quarterly cash dividend and authorized a share repurchase program, it may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.

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

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
		(1)	(1)(2)	(1)(3)(4)
	(in thousands, except per share amounts)
Revenues:
Products	$255,386	$452,488	$402,987	$253,162
Services	65,624	73,079	75,023	70,074

Total revenues	321,010	525,567	478,010	323,236
Cost of revenues:
Cost of products	124,448	202,411	182,591	131,337
Cost of services	29,515	32,743	34,298	31,673

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	153,963	235,154	216,889	163,010

Gross profit	167,047	290,413	261,121	160,226

Operating expenses:
Engineering and development	67,085	73,414	71,953	79,188
Selling and administrative	78,003	77,489	73,064	91,157
Goodwill impairment	—	—	—	98,897
Acquired intangible assets amortization	18,271	18,271	18,271	15,957
Restructuring and other	—	572	(405)	1,198

Total operating expenses	163,359	169,746	162,883	286,397

Income (loss) from operations	3,688	120,667	98,238	(126,171)
Non-operating (income) expenses:
Interest income	(1,036)	(1,266)	(1,922)	(2,035)
Interest expense	6,417	159	144	214
Other (income) expense, net	180	382	(654)	463

(Loss) income before income taxes	(1,873)	121,392	100,670	(124,813)
(Benefit) provision for income taxes	(2,802)	20,187	17,721	(21,002)

Net income (loss)	$929	$101,205	$82,949	$(103,811)

Net income (loss) per common share—basic	$0.00	$0.52	$0.40	$(0.48)

Net income (loss) per common share—diluted	$0.00	$0.47	$0.38	$(0.48)

Cash dividend declared per common share	$0.00	$0.06	$0.06	$0.06

(1)	Dividends declared by Teradyne’s Board of Directors were paid in each of the second, third and fourth quarters of 2014.
(2)	Restructuring and other includes a $(0.6) million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

(3)	In the fourth quarter ended December 31, 2014, Teradyne recorded pension and post retirement net actuarial losses of $46.6 million. See Note B: “Accounting Policies” for a discussion of our accounting policy.
(4)	In the fourth quarter ended December 31, 2014, Teradyne recorded a goodwill impairment charge of $98.9 million in its Wireless Test segment.

	2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
				(1)(2)
	(in thousands, except per share amounts)
Revenues:
Products	$214,300	$363,087	$365,825	$211,710
Services	66,067	65,802	67,551	73,591

Total revenues	280,367	428,889	433,376	285,301
Cost of revenues:
Cost of products	96,793	158,411	150,365	93,461
Cost of services	30,157	29,245	28,717	31,983

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	126,950	187,656	179,082	125,444

Gross profit	153,417	241,233	254,294	159,857

Operating expenses:
Engineering and development	62,751	67,773	68,918	64,613
Selling and administrative	67,890	69,230	72,917	69,523
Acquired intangible assets amortization	18,036	18,063	18,064	18,284
Restructuring and other	332	259	889	600

Total operating expenses	149,009	155,325	160,788	153,020

Income from operations	4,408	85,908	93,506	6,837
Non-operating (income) expenses:
Interest income	(1,072)	(903)	(948)	(1,206)
Interest expense	6,403	6,435	6,488	6,771
Other (income) expense, net	503	19	414	(34,168)

(Loss) income from operations before income taxes	(1,426)	80,357	87,552	35,439
(Benefit) provision for income taxes	(8,015)	13,801	18,093	13,096

Net income	$6,589	$66,556	$69,459	$22,343

Net income per common share—basic	$0.03	$0.35	$0.36	$0.12

Net income per common share—diluted	$0.03	$0.28	$0.29	$0.09

Cash dividend declared per common share	$0.0	$0.0	$0.0	$0.0

(1)	Other (income) expense, net includes a $34.2 million gain from the sale of an equity investment.
(2)	In the fourth quarter ended December 31, 2013, Teradyne recorded pension and post retirement net actuarial gains of $9.0 million. See Note B: “Accounting Policies” for a discussion of our accounting policy.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2015. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2015. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2015. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2015. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services.

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2015. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions		Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2014 Allowance for doubtful accounts	$2,912	$55	$—	$476		$2,491

2013 Allowance for doubtful accounts	$4,118	$69	$—	$1,275	(1)	$2,912

2012 Allowance for doubtful accounts	$4,102	$78	$—	$62		$4,118

(1)	Based upon an improvement in the aging of accounts receivables in 2013, Teradyne reduced its allowance for doubtful accounts by approximately $1 million.

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2014 Inventory reserve	$115,857	$22,193	$6,918	$33,716	$111,252

2013 Inventory reserve	$141,838	$16,592	$2,568	$45,141	$115,857

2012 Inventory reserve	$123,512	$26,849	$5,353	$13,876	$141,838

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2014 Valuation allowance	$40,386	$1,380	$—	$29	$41,737

2013 Valuation allowance	$55,446	$4,546	$—	$19,606	$40,386

2012 Valuation allowance	$51,066	$4,626	$—	$246	$55,446

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	Fifth Amendment to Standard Manufacturing Agreement, dated as of July 17, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.5†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement) – Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.7	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.8†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.9	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Appendix A to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 11, 2013.

10.10	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

Exhibit No.	Description	SEC Document Reference

10.11	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.11 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Appendix B to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 11, 2013.

10.14	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.2 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended September 28, 2008.

10.15	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.16	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Executive Officer Agreement dated January 22, 2014 between Teradyne and Michael A. Bradley.*	Exhibit 10.23 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.18	Agreement Regarding Termination Benefits dated January 22, 2014 between Teradyne and Mark Jagiela.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.19	Employment Agreement dated July 30, 2004 between Teradyne and Michael A. Bradley.*	Exhibit 10.38 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.21	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.22	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Gregory R. Beecher, as amended.*	Exhibit 10.28 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.23	Executive Officer Change in Control Agreement dated January 22, 2014 between Teradyne and Mark Jagiela, as amended.*	Exhibit 10.29 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.24	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit No.	Description	SEC Document Reference

10.25	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.26	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.27	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.28	Executive Officer Agreement dated June 29, 2012 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

10.29	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended.*	Exhibit 10.35 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.30	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.31	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.32	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.33	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended.	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.34	Nextest Systems Corporation 2006 Equity Incentive Plan.	Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.35	Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan.	Exhibit 10.35 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.36	Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan.	Exhibit 10.36 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.37	LitePoint Corporation 2002 Stock Plan	Exhibit 10.42 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

Exhibit No.	Description	SEC Document Reference

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of February, 2015.

TERADYNE, INC.

By:	/S/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROY A. VALLEE Roy A. Vallee	Chair of the Board	February 27, 2015

/S/ MARK E. JAGIELA Mark E. Jagiela	Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2015

/S/ MICHAEL A. BRADLEY Michael A. Bradley	Director	February 27, 2015

/S/ DANIEL W. CHRISTMAN Daniel W. Christman	Director	February 27, 2015

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 27, 2015

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	Director	February 27, 2015

/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 27, 2015

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 27, 2015