Form 10-Q
period 2015-04-05
TERADYNE, INC
filed 2015-05-08
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2015

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 1, 2015 was 214,540,853 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 5, 2015	December 31, 2014
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$218,945	$294,256
Marketable securities	649,219	533,787
Accounts receivable, less allowance for doubtful accounts of $2,430 and $2,491 at April 5, 2015 and December 31, 2014, respectively	175,783	151,034
Inventories, net:
Parts	72,134	70,821
Assemblies in process	15,927	10,347
Finished goods	32,990	23,961

	121,051	105,129
Deferred tax assets	56,715	57,239
Prepayments	92,484	95,819
Other current assets	6,959	6,582

Total current assets	1,321,156	1,243,846

Property, plant and equipment, net	308,264	329,038
Marketable securities	402,722	470,789
Deferred tax assets	6,683	7,494
Other assets	10,280	10,419
Retirement plans assets	12,847	12,896
Intangible assets, net	176,792	190,600
Goodwill	273,438	273,438

Total assets	$2,512,182	$2,538,520

LIABILITIES
Current liabilities:
Accounts payable	$59,831	$47,763
Accrued employees’ compensation and withholdings	65,396	100,994
Deferred revenue and customer advances	74,252	71,603
Other accrued liabilities	68,943	51,997
Accrued income taxes	24,711	20,049

Total current liabilities	293,133	292,406

Long-term deferred revenue and customer advances	18,318	19,929
Retirement plans liabilities	106,224	108,460
Deferred tax liabilities	20,149	23,315
Long-term other accrued liabilities	17,136	15,430

Total liabilities	454,960	459,540

Commitments and contingencies (See Note O)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 215,902 shares and 216,613 shares issued and outstanding at April 5, 2015 and December 31, 2014, respectively	26,988	27,077
Additional paid-in capital	1,444,579	1,437,135
Accumulated other comprehensive income	6,084	4,689
Retained earnings	579,571	610,079

Total shareholders’ equity	2,057,222	2,078,980

Total liabilities and shareholders’ equity	$2,512,182	$2,538,520

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands, except per share amount)
Revenues:
Products	$272,325	$255,386
Services	70,076	65,624

Total revenues	342,401	321,010
Cost of revenues:
Cost of products	118,996	124,448
Cost of services	30,982	29,515

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	149,978	153,963

Gross profit	192,423	167,047
Operating expenses:
Engineering and development	71,450	67,085
Selling and administrative	72,041	78,003
Acquired intangible assets amortization	13,808	18,271

Total operating expenses	157,299	163,359

Income from operations	35,124	3,688
Non-operating (income) expenses:
Interest income	(1,816)	(1,036)
Interest expense	162	6,417
Other (income) expense, net	(5,660)	180

Income (loss) before income taxes	42,438	(1,873)
Income tax provision (benefit)	9,651	(2,802)

Net income	$32,787	$929

Net income per common share:
Basic	$0.15	$0.00

Diluted	$0.15	$0.00

Weighted average common shares—basic	217,187	193,311

Weighted average common shares—diluted	218,812	236,484

Cash dividend declared per common share	$0.06	$0.06

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Net income	$32,787	$929

Other comprehensive income (loss), net of tax:
Unrealized gains on marketable securities:
Unrealized gains on marketable securities arising during period, net of tax of $704, $654	1,799	1,139
Less: Reclassification adjustment for gains included in net income, net of tax of $(169), $(102)	(330)	(176)

	1,469	963

Defined benefit pension and post-retirement plans:
Amortization of prior service benefit included in net periodic pension and post-retirement expense/income, net of tax of $(42), $(42)	(74)	(73)

Other comprehensive income	1,395	890

Comprehensive income	$34,182	$1,819

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$32,787	$929
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	19,345	15,259
Amortization	15,139	23,925
Stock-based compensation	7,963	15,233
Provision for excess and obsolete inventory	1,440	10,039
Gain from the sale of an equity investment	(4,782)	—
Deferred taxes	(1,831)	12,699
Other	(1,417)	(141)
Changes in operating assets and liabilities:
Accounts receivable	(24,749)	(58,882)
Inventories	5,960	2,635
Prepayments and other assets	3,146	(628)
Accounts payable and other accrued expenses	(20,150)	(45,487)
Deferred revenue and customer advances	1,038	9,632
Retirement plans contributions	(1,019)	(1,425)
Accrued income taxes	4,662	(9,609)

Net cash provided by (used for) operating activities	37,532	(25,821)
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,149)	(31,197)
Purchases of available-for-sale marketable securities	(335,635)	(257,260)
Proceeds from maturities of available-for-sale marketable securities	140,222	280,322
Proceeds from sales of available-for-sale marketable securities	148,639	101,363
Proceeds from the sale of an equity investment	4,782	—
Proceeds from life insurance	1,098	4,391

Net cash (used for) provided by investing activities	(62,043)	97,619
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock option plans	8,899	10,165
Repurchase of common stock	(46,650)	—
Dividend payments	(13,049)	—
Payments of long-term debt	—	(190,975)

Net cash used for financing activities	(50,800)	(180,810)

Decrease in cash and cash equivalents	(75,311)	(109,012)
Cash and cash equivalents at beginning of period	294,256	341,638

Cash and cash equivalents at end of period	$218,945	$232,626

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed

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

B. Accounting Policies

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of such interim financial statements. Certain prior year amounts were reclassified to conform to the current year presentation. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2015, for the year ended December 31, 2014.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

C. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. On April 1, 2015, FASB proposed a deferral of the effective date of the new revenue standard by one year, until January 1, 2018. For Teradyne, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

D. ACQUISITIONS

Business

Avionics Interface Technologies, LLC.

On October 31, 2014, Teradyne acquired substantially all of the assets and liabilities of Avionics Interface Technologies, LLC (“AIT”) located in Omaha, Nebraska. AIT is a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements Teradyne’s Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in Teradyne’s System Test segment.

The total purchase price of $21.2 million consisted of $19.4 million of cash paid to acquire AIT’s assets and liabilities and $1.8 million in fair value of contingent consideration payable upon achievement of certain revenue and gross margin targets in 2015 and 2016. The maximum amount of contingent consideration that could be paid is $2.1 million.

The valuation of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. A discount rate of 4.7 percent was selected based on the estimated cost of debt for the business, as a significant portion of the risk in achieving the contingent consideration was captured in the probabilities assigned to meeting each target.

The AIT acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to AIT’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $10.5 million was allocated to goodwill, which is deductible for tax purposes.

The following table represents the allocation of the final purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$10,516
Intangible assets	9,080
Tangible assets acquired and liabilities assumed:
Other current assets	2,452
Non-current assets	359
Accounts payable and current liabilities	(1,164)

Total purchase price	$21,243

Teradyne estimated the fair value of intangible assets using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$5,630	5.0
Developed technology	2,580	4.8
Trademark	380	5.0
Non-compete agreement	320	4.0
Customer order backlog	170	0.3

Total intangible assets	$9,080	4.8

E. Financial Instruments and Derivatives

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of Accounting Standards Codification (“ASC”) 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of April 5, 2015, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three months ended April 5, 2015. As defined in ASC 820-10 “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted prices in active markets for identical assets as of the reporting date.

Level 2: Inputs other than Level 1, that are observable either directly or indirectly as of the reporting date. For example, a common approach for valuing fixed income securities is the use of matrix pricing. Matrix pricing is a mathematical technique used to value securities by relying on the securities’ relationship to other benchmark quoted prices, and is considered a Level 2 input.

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

There were no realized losses recorded in the three months ended April 5, 2015 and March 30, 2014. Realized gains recorded in the three months ended April 5, 2015 and March 30, 2014, were $0.5 million and $0.3 million, respectively. Realized gains are included in interest income. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the three months ended April 5, 2015 and March 30, 2014, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 5, 2015 and December 31, 2014.

	April 5, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$115,982	$—	$—	$115,982
Cash equivalents	100,794	2,169	—	102,963
Available-for-sale securities:
U.S. Treasury securities	—	427,119	—	427,119
U.S. government agency securities	—	232,187	—	232,187
Corporate debt securities	—	160,877	—	160,877
Commercial paper	—	130,298	—	130,298
Certificates of deposit and time deposits	—	87,052	—	87,052
Equity and debt mutual funds	13,962	—	—	13,962
Non-U.S. government securities	—	446	—	446

Total	$230,738	$1,040,148	$—	$1,270,886

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivatives	—	19	—	19

Total	$—	$19	$3,350	$3,369

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$216,776	$2,169	$—	$218,945
Marketable securities	—	649,219	—	649,219
Long-term marketable securities	13,962	388,760	—	402,722

	$230,738	$1,040,148	$—	$1,270,886

Liabilities
Other accrued liabilities	$—	$19	$3,350	$3,369

	$—	$19	$3,350	$3,369

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$111,471	$—	$—	$111,471
Cash equivalents	160,218	22,567	—	182,785
Available-for-sale securities:
U.S. Treasury securities	—	402,154	—	402,154
U.S. government agency securities	—	258,502	—	258,502
Corporate debt securities	—	141,467	—	141,467
Commercial paper	—	140,638	—	140,638
Certificates of deposit and time deposits	—	49,036	—	49,036
Equity and debt mutual funds	12,333	—	—	12,333
Non-U.S. government securities	—	446	—	446

Total	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivatives	—	149	—	149

Total	$—	$149	$3,350	$3,499

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$271,689	$22,567	$—	$294,256
Marketable securities	—	533,787	—	533,787
Long-term marketable securities	12,333	458,456	—	470,789

	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Other current liabilities	$—	$149	$1,750	$1,899
Long-term other accrued liabilities	—	—	1,600	1,600

	$—	$149	$3,350	$3,499

Changes in the fair value of Level 3 contingent consideration for the three months ended April 5, 2015 and March 30, 2014 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2013	$2,230
Payments	—

Balance at March 30, 2014	2,230
Payments	—

Balance at June 29, 2014	2,230
Fair value adjustment	(630)

Balance at September 28, 2014	1,600
Acquisition of AIT	1,750

Balance at December 31, 2014	3,350
Payments	—

Balance at April 5, 2015	$3,350

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	April 5, 2015 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (ZTEC)	$1,600	Income approach- discounted cash flow	Revenue earn-out-probability for calendar year 2015 revenue	0%
			Customer orders-probability of achievement during earn-out period (acquisition date through December 31, 2015)	40%
			Discount rate for revenue earn-out	N/A
			Discount rate for customer orders	5.2%

Contingent consideration (AIT)	$1,750	Income approach- discounted cash flow	Revenue earn-out-probability for calendar year 2015 and 2016	90%
			Discount rate for revenue earn-out	4.7%

The significant unobservable inputs used in the ZTEC Instruments, Inc. (“ZTEC”) fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2015 revenue and customer orders, and a discount rate. Increases or decreases in the revenue and customer order probabilities and the period in which results will be achieved would result in a higher or lower fair value measurement. The maximum amount of contingent consideration in connection with the acquisition of ZTEC that could be paid is $5.0 million. The earn-out period in connection with the ZTEC acquisition ends on December 31, 2015.

The significant unobservable inputs used in the AIT fair value measurement of contingent considerations are the probabilities of successful achievement of calendar year 2015 and 2016 revenue, and a discount rate. Increases or decreases in the revenue probabilities and the period in which results will be achieved would result in a higher or lower fair value measurement. The maximum amount of contingent consideration in connection with the acquisition of AIT that could be paid is $2.1 million. The earn-out periods in connection with the AIT acquisition end on December 31, 2015 and December 31, 2016, respectively.

The carrying amounts and fair values of Teradyne’s financial instruments at April 5, 2015 and December 31, 2014 were as follows:

	April 5, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Cash and cash equivalents	$218,945	$218,945	$294,256	$294,256
Marketable securities	1,051,941	1,051,941	1,004,576	1,004,576
Contingent consideration	3,350	3,350	3,350	3,350
Derivatives	19	19	149	149

The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at April 5, 2015 and December 31, 2014:

	April 5, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$426,637	$625	$(143)	$427,119	$217,722
U.S. government agency securities	231,747	443	(3)	232,187	15,032
Corporate debt securities	158,051	2,986	(160)	160,877	51,495
Commercial paper	130,227	72	(1)	130,298	8,945
Certificates of deposit and time deposits	87,043	24	(15)	87,052	25,705
Equity and debt mutual funds	11,823	2,147	(8)	13,962	161
Non-U.S. government securities	446	—	—	446	—

	$1,045,974	$6,297	$(330)	$1,051,941	$319,060

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$649,066	$224	$(71)	$649,219	$223,414
Long-term marketable securities	396,908	6,073	(259)	402,722	95,646

	$1,045,974	$6,297	$(330)	$1,051,941	$319,060

	December 31, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$402,197	$362	$(405)	$402,154	$317,771
U.S. government agency securities	258,452	135	(85)	258,502	104,642
Corporate debt securities	139,374	2,414	(321)	141,467	96,998
Commercial paper	140,616	26	(4)	140,638	41,747
Certificates of deposit and time deposits	49,048	11	(23)	49,036	20,684
Equity and debt mutual funds	10,492	1,870	(29)	12,333	1,234
Non-U.S. government securities	446	—	—	446	—

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$533,833	$99	$(145)	$533,787	$240,234
Long-term marketable securities	466,792	4,719	(722)	470,789	342,842

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

As of April 5, 2015, the fair market value of investments with unrealized losses was $319.1 million. Of this value, $0.3 million had unrealized losses greater than one year and $318.8 million had unrealized losses less than one year. As of December 31, 2014, the fair market value of investments with unrealized losses was $583.1 million. Of this value, $2.3 million had unrealized losses greater than one year and $580.8 million had unrealized losses less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at April 5, 2015 and December 31, 2014, were temporary.

The contractual maturities of investments held at April 5, 2015 were as follows:

	April 5, 2015
	Cost	Fair Market Value
	(in thousands)
Due within one year	$649,066	$649,219
Due after 1 year through 5 years	343,120	343,744
Due after 5 years through 10 years	5,663	5,952
Due after 10 years	36,302	39,064

Total	$1,034,151	$1,037,979

Contractual maturities of investments held at April 5, 2015 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts was $96.2 million and $73.0 million at April 5, 2015 and December 31, 2014, respectively. The fair value of the outstanding contracts was $0.0 million and a loss of $0.1 million at April 5, 2015 and December 31, 2014, respectively.

In the three months ended April 5, 2015 and March 30, 2014, Teradyne recorded net realized losses of $3.4 million and $0.7 million, respectively, related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments at April 5, 2015 and December 31, 2014:

	Balance Sheet Location	April 5, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$19	$149

Total derivatives		$19	$149

Teradyne had no offsetting foreign exchange contracts at April 5, 2015 and December 31, 2014.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three months ended April 5, 2015 and March 30, 2014. The table does not reflect the corresponding gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended April 5, 2015 and March 30, 2014, gains from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $4.3 million and $0.6 million, respectively.

		For the Three Months Ended
	Location of Losses (Gains) Recognized in Statements of Operations	April 5, 2015	March 30, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$3,425	$747

Total derivatives		$3,425	$747

See Note F: “Debt” regarding derivatives related to the convertible senior notes.

F. Debt

Loan Agreement

On March 31, 2009, Teradyne K.K., Teradyne’s wholly-owned subsidiary in Japan, entered into a loan agreement with a local bank in Japan to borrow approximately $10.0 million (the loan was denominated in Japanese Yen). The loan had a term of 5 years and a fixed interest rate of 0.8%. Approximately $6.0 million of the loan was collateralized by a real estate mortgage on Teradyne K.K.’s building and land in Kumamoto, Japan and approximately $4.0 million was unsecured. Teradyne, Inc. guaranteed payment of the loan obligation. The principal was amortized over the term of the loan with semiannual principal payments of approximately $1.0 million on September 30 and March 30 each year. The final principal and interest payments were made during the three months ended March 30, 2014.

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

The interest expense on Teradyne’s convertible senior notes for the three months ended April 5, 2015 and March 30, 2014 was as follows:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Contractual interest expense on the coupon	$—	$1,757
Amortization of the discount component and debt issue fees recognized as interest expense	—	4,493

Total interest expense on the convertible debt	$—	$6,250

G. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	April 5, 2015	December 31, 2014
	(in thousands)
Contract manufacturer prepayments	$62,439	$65,972
Prepaid taxes	10,375	11,462
Prepaid maintenance and other services	7,056	7,343
Other prepayments	12,614	11,042

Total prepayments	$92,484	$95,819

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	April 5, 2015	December 31, 2014
	(in thousands)
Extended warranty	$40,704	$43,300
Product maintenance and training	29,820	30,500
Customer advances	8,884	8,875
Undelivered elements and other	13,162	8,857

Total deferred revenue and customer advances	$92,570	$91,532

I. Product Warranty

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

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Balance at beginning of period	$8,942	$6,660
Accruals for warranties issued during the period	2,361	2,858
Adjustments related to pre-existing warranties	(1,031)	(140)
Settlements made during the period	(2,849)	(2,763)

Balance at end of period	$7,423	$6,615

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Balance at beginning of period	$43,300	$34,909
Deferral of new extended warranty revenue	4,204	2,361
Recognition of extended warranty deferred revenue	(6,800)	(3,321)

Balance at end of period	$40,704	$33,949

J. Stock-Based Compensation

Commencing in January 2014, Teradyne granted performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. Beginning with PRSUs granted in January 2014, if the recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age sixty and at least ten years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period.

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

During the three months ended April 5, 2015 and March 30, 2014, Teradyne granted 0.2 million and 0.1 million, respectively, TSR PRSUs with a grant date fair value of $18.21 and $22.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
Risk-free interest rate	0.77%	0.75%
Teradyne volatility-historical	28.2%	36.1%
Philadelphia Semiconductor Index volatility-historical	19.7%	24.6%
Dividend yield	1.33%	1.25%

Expected volatility was based on the historical volatility of Teradyne’s stock and the Philadelphia Semiconductor Index over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s stock price on the grant date of $18.10 for 2015 grants and $19.16 for 2014 grants.

During the three months ended April 5, 2015, Teradyne granted 1.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $17.14 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $4.43.

During the three months ended March 30, 2014, Teradyne granted 1.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $18.19 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.49.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years, and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
Expected life (years)	4.0	4.0
Risk-free interest rate	1.1%	1.2%
Volatility-historical	33.4%	38.8%
Dividend yield	1.33%	1.25%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s stock price on the grant date, of $18.10 for 2015 grants and $19.16 for 2014 grants.

Effective January 31, 2014, Michael Bradley retired as Chief Executive Officer of Teradyne. On January 22, 2014, Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Bradley. Under the Retirement Agreement, Mr. Bradley’s unvested restricted stock units and stock options granted prior to his retirement date will continue to vest in accordance with their terms through January 31, 2017; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. In the Retirement Agreement, Mr. Bradley agreed to be bound by non-competition and non-solicitation restrictions through January 31, 2017. Mr. Bradley continues to serve on Teradyne’s Board of Directors. In the three months ended March 30, 2014, Teradyne recorded a one-time charge to stock-based compensation expense of $6.6 million related to the Retirement Agreement.

K. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	For the Three Months Ended April 5, 2015
	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2014, net of tax of $1,598, $(453)	$2,365	$2,324	$4,689

Other comprehensive income before reclassifications, net of tax of $704	1,799	—	1,799
Amounts reclassified from accumulated other comprehensive income, net of tax of $(169), $(42)	(330)	(74)	(404)

Net current period other comprehensive income, net of tax of $535, $(42)	1,469	(74)	1,395

Balance at April 5, 2015, net of tax of $2,133, $(495)	$3,834	$2,250	$6,084

	For the Three Months Ended March 30, 2014
	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000

Other comprehensive income before reclassifications, net of tax of $654	1,139	—	1,139
Amounts reclassified from accumulated other comprehensive income, net of tax of $(102), $(42)	(176)	(73)	(249)

Net current period other comprehensive income, net of tax of $552, $(42)	963	(73)	890

Balance at March 30, 2014, net of tax of $1,346, $(326)	$2,344	$2,546	$4,890

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three months ended April 5, 2015 and March 30, 2014, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	April 5, 2015	March 30, 2014
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $169, $102	$330	$176	Interest income
Amortization of defined benefit pension and postretirement plans:
Prior service benefit, net of tax of $42, $42	74	73	(a)

Total reclassifications, net of tax of $211, $144	$404	$249	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note N: “Retirement Plans.”

L. Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	April 5, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$233,749	$111,764	6.2 years
Customer relationships	146,635	97,192	49,443	7.7 years
Tradenames and trademarks	30,414	15,109	15,305	9.0 years
Non-compete agreement	320	40	280	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$523,052	$346,260	$176,792	6.8 years

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$224,059	$121,454	6.2 years
Customer relationships	146,635	93,998	52,637	7.7 years
Tradenames and trademarks	30,414	14,205	16,209	9.0 years
Non-compete agreement	320	20	300	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$523,052	$332,452	$190,600	6.8 years

Aggregate intangible asset amortization expense was $13.8 million and $18.3 million, respectively, for the three months ended April 5, 2015 and March 30, 2014. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2015 (remainder)	$41,423
2016	55,231
2017	49,046
2018	24,405
2019	4,889
Thereafter	1,798

M. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$32,787	$929

Weighted average common shares-basic	217,187	193,311
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	20,052
Convertible note hedge warrant shares (2)	—	20,942
Restricted stock units	901	1,051
Stock options	696	1,106
Employee stock purchase plan	28	22

Dilutive potential common shares	1,625	43,173

Weighted average common shares-diluted	218,812	236,484

Net income per common share-basic	$0.15	$0.00

Net income per common share-diluted	$0.15	$0.00

(1)	Incremental shares from the assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.6650, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) was excluded from the calculation of diluted shares because the effect was anti-dilutive. See Note F: “Debt” regarding the convertible note hedge transaction.

The computation of diluted net income per common share for the three months ended April 5, 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended March 30, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

N. Retirement Plans

ASC 715, “Compensation—Retirement Benefits” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation.

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

In the three months ended April 5, 2015, Teradyne contributed $0.6 million to the U.S. supplemental executive defined benefit pension plan and $0.2 million to certain qualified plans for non-U.S. subsidiaries.

For the three months ended April 5, 2015 and March 30, 2014, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	April 5, 2015		March 30, 2014
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$616	$247	$546	$250
Interest cost	3,282	358	3,215	505
Expected return on plan assets	(3,624)	(195)	(3,126)	(216)
Amortization of prior service cost	33	—	34	—

Total net periodic pension cost	$307	$410	$669	$539

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

For the three months ended April 5, 2015 and March 30, 2014, Teradyne’s net periodic postretirement benefit income was comprised of the following:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Service cost	$12	$13
Interest cost	59	86
Amortization of prior service benefit	(149)	(150)

Total net periodic postretirement benefit income	$(78)	$(51)

O. Commitments and Contingencies

Purchase Commitments

As of April 5, 2015, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $189.5 million, of which $180.8 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

P. Income Taxes

For the three months ended April 5, 2015, Teradyne had income before income taxes of $42.4 million and recognized income tax expense of $9.7 million resulting in an effective tax rate of 22.7%. The tax rate was lower than the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States which reduced the projected annual effective tax rate below the expected statutory rate of 35%. The tax rate was reduced further by a $0.5 million discrete tax benefit related to disqualifying dispositions of incentive stock options and employee stock purchase plan shares and a $1.2 million discrete tax benefit related to non-taxable foreign exchange gains.

For the three months ended March 30, 2014, Teradyne had a loss before income taxes of $1.9 million and recognized an income tax benefit of $2.8 million resulting in an effective tax rate of 149.6%. The tax rate for the three months ended March 30, 2014 was higher than the expected statutory rate of 35% primarily as a result of a $1.0 million discrete tax benefit related to disqualifying dispositions of incentive stock options and employee stock purchase plan shares and a $1.0 million discrete tax benefit related to decreases in uncertain tax positions resulting from changes in positions and the expiration of statutes.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. At April 5, 2015, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more likely than not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of April 5, 2015 and December 31, 2014, Teradyne had $30.3 million and $30.4 million, respectively, of reserves for uncertain tax positions. The $0.1 million net decrease in reserves for uncertain tax positions relates to the expiration of statutes of limitations. As of April 5, 2015, Teradyne anticipated the liability for uncertain tax positions could decrease by approximately $0.7 million over the next twelve months, primarily as a result of the expiration of statutes of limitations and settlements with tax authorities. The potential decrease is primarily related to transfer pricing exposures and research credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of April 5, 2015 and December 31, 2014, $0.6 million of interest and penalties was included in the reserve for uncertain tax positions.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended April 5, 2015 was $1.1 million. The impact of the tax holiday on earnings per share was not material. For the three months ended March 30, 2014, there was no incremental benefit from the tax holiday. The tax holiday is currently expected to expire on December 31, 2015. Teradyne is in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2014.

Segment information for the three months ended April 5, 2015 and March 30, 2014 is as follows:

	Semiconductor Test	Wireless Test	System Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended April 5, 2015:
Revenues	$270,917	$34,048	$37,436	$—	$342,401
Income (loss) before taxes (1)(2)	43,125	(10,441)	1,005	8,749	42,438

Three months ended March 30, 2014:
Revenues	$261,737	$21,210	$38,063	$—	$321,010
Income (loss) before taxes (1)(2)	34,600	(25,085)	448	(11,836)	(1,873)

(1)	Interest income, interest expense, and other (income) expense, net are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges related to inventory and other.

Included in the Semiconductor Test segment are charges and credits in the following line item in the statements of operations:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Cost of revenues - inventory charge	$531	$6,205

Included in the Wireless Test segment are charges and credits in the following line item in the statements of operations:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Cost of revenues - inventory charge	$846	$3,093

Included in the System Test segment are charges and credits in the following line item in the statements of operations:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Cost of revenues - inventory charge	$63	$741

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in thousands)
Other (income) expense, net - gain from the sale of an equity investment	$(4,782)	$—
Selling and administrative - stock-based compensation charge (1)	—	6,598

(1)	See Note J: “Stock-Based Compensation” regarding the stock-based compensation charge.

R. Shareholders’ Equity

Stock Repurchase Program

In January 2015, the Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, $300 million of which Teradyne intends to repurchase in 2015. The cumulative repurchases as of April 5, 2015 totaled 2.4 million shares of common stock for $46.7 million at an average price of $19.40 per share.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2015, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share that was paid on March 24, 2015 to shareholders of record as of February 27, 2015. Dividend payments for the three months ended April 5, 2015 were $13.0 million.

In January 2014, Teradyne’s Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014 to shareholders of record as of May 9, 2014.

While Teradyne declared a quarterly cash dividend and authorized a share repurchase program, it may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.

S. Subsequent Events

On April 27, 2015, Teradyne entered into a credit agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $350.0 million (the “Credit Facility”). The Credit Agreement further provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders incremental commitments under the Credit Facility in an aggregate principal amount not to exceed $150.0 million.

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. As of May 8, 2015, Teradyne has not borrowed any funds under the Credit Facility.

The interest rates applicable to loans under the Credit Facility are, at Teradyne’s option, equal to either a base rate plus a margin ranging from 0.00% to 1.00% per annum or LIBOR plus a margin ranging from 1.00% to 2.00% per annum, based on the consolidated leverage ratio of Teradyne and its restricted subsidiaries. In addition, Teradyne will pay a commitment fee on the unused portion of the commitments under the Credit Facility ranging from 0.125% to 0.350% per annum, based on the then applicable consolidated leverage ratio.

Teradyne is not required to repay any loans under the Credit Facility prior to maturity, subject to certain customary exceptions. Teradyne is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, other than customary LIBOR breakage costs.

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

In October 2014, we acquired Avionics Interface Technologies, LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 5, 2015 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 5, 2015	March 30, 2014
Percentage of revenues:
Revenues:
Products	80%	80%
Services	20	20

Total revenues	100	100
Cost of revenues:
Cost of products	35	39
Cost of services	9	9

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	44	48

Gross profit	56	52
Operating expenses:
Engineering and development	21	21
Selling and administrative	21	24
Acquired intangible assets amortization	4	6

Total operating expenses	46	51

Income from operations	10	1
Non-operating (income) expenses:
Interest income	(1)	—
Interest expense	—	2
Other (income) expense, net	(2)	—

Income (loss) before income taxes	12	(1)
Income tax provision (benefit)	3	(1)

Net income	10%	—%

Results of Operations

First Quarter 2015 Compared to First Quarter 2014

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
Semiconductor Test	1.5	1.4
Wireless Test	0.8	2.7
System Test	1.8	0.7
Total Company	1.4	1.4

Revenues

Revenues by our three reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2015	March 30, 2014
	(in millions)
Semiconductor Test	$270.9	$261.7	$9.2
Wireless Test	34.1	21.2	12.9
System Test	37.4	38.1	(0.7)

	$342.4	$321.0	$21.4

The increase in Semiconductor Test revenues of $9.2 million, or 4%, from the three months ended March 30, 2014 to the three months ended April 5, 2015, was primarily due to higher system-on-a-chip (“SOC”) product sales. The increase in Wireless Test revenue of $12.9 million, or 61%, was primarily driven by higher cellular system sales. The decrease in System Test revenue of $0.7 million, or 2%, was primarily due to lower sales of Storage Test systems.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	April 5, 2015	March 30, 2014
Taiwan	30%	27%
United States	14	14
China	13	14
Korea	13	7
Japan	7	7
Europe	6	7
Malaysia	5	5
Singapore	5	11
Philippines	3	3
Thailand	2	3
Rest of World	2	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	April 5, 2015	March 30, 2014
	(in millions)
Gross Profit	$192.4	$167.0	$25.4
Percent of Total Revenues	56.2%	52.0%	4.2

Gross profit as a percent of revenue increased by 4.2 points from the three months ended March 30, 2014 to the three months ended April 5, 2015. This increase was a result of an increase of 2.9 points related to product mix in Semiconductor Test and higher Wireless Test sales, an increase of 2.7 points due to lower excess and obsolete inventory provisions, partially offset by higher warranty costs.

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

During the three months ended April 5, 2015, we recorded an inventory provision of $1.4 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $1.4 million of total excess and obsolete provisions, $0.8 million was related to Wireless Test, $0.5 million was related to Semiconductor Test, and $0.1 million was related to System Test.

During the three months ended March 30, 2014, we recorded an inventory provision of $10.0 million included in cost of revenues of which $6.1 million related to product transitions in Semiconductor Test and $3.9 million due to downward revisions to previously forecasted demand levels. Of the $10.0 million of total excess and obsolete provisions, $6.2 million was related to Semiconductor Test, $3.1 million was related to Wireless Test, and $0.7 million was related to System Test.

During the three months ended April 5, 2015 and March 30, 2014, we scrapped $0.6 million and $0.9 million of inventory, respectively. During the three months ended April 5, 2015 and March 30, 2014, we sold $1.9 million and $1.4 million of previously written-down or written-off inventory. As of April 5, 2015, we had inventory related reserves for inventory which had been written-down or written-off totaling $110.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2015	March 30, 2014
	(in millions)
Engineering and Development	$71.5	$67.1	$4.4
Percent of Total Revenues	20.9%	20.9%

The increase of $4.4 million in engineering and development expenses from the three months ended March 30, 2014 to the three months ended April 5, 2015 was due primarily to increased spending in Semiconductor Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	April 5, 2015	March 30, 2014
	(in millions)
Selling and Administrative	$72.0	$78.0	$(6.0)
Percent of Total Revenues	21.0%	24.3%

The decrease of $6.0 million in selling and administrative expenses from the three months ended March 30, 2014 to the three months ended April 5, 2015 was primarily due to a one-time $6.6 million stock-based compensation charge in 2014 related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement, partially offset by higher variable compensation.

Income Taxes

For the three months ended April 5, 2015, we had income before income taxes of $42.4 million and recognized income tax expense of $9.7 million resulting in an effective tax rate of 22.7%. For the three months ended March 30, 2014, we had a loss before taxes of $1.9 million and recognized an income tax benefit of $2.8 million resulting in an effective tax rate of 149.6%. The change in the tax rate resulted primarily from a projected increase in income subject to tax in the United States as compared to lower rate foreign jurisdictions.

Contractual Obligations

The following table reflects our contractual obligations as of April 5, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$189,510	$180,844	$8,666	$—	$—	$—
Retirement Plan Contributions	110,296	4,123	8,224	8,842	89,107	—
Operating Lease Obligations	49,856	12,329	16,083	9,219	12,225	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP(1)	55,603	—	18,318	—	—	37,285

Total	$405,265	$197,296	$51,291	$18,061	$101,332	$37,285

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $27.9 million in the three months ended April 5, 2015, to $1,271 million. Cash activity for the three months ended April 5, 2015 and March 30, 2014 was as follows:

	For the Three Months Ended
	April 5, 2015	March 30, 2014
	(in millions)
Cash provided by (used for) operating activities:
Net income, adjusted for non-cash items	$68.6	$77.9
Change in operating assets and liabilities	(31.1)	(103.8)

Net cash provided by (used for) operating activities	37.5	(25.8)

Net cash (used for) provided by investing activities	(62.0)	97.6

Net cash used for financing activities	(50.8)	(180.8)

Decrease in cash and cash equivalents	$(75.3)	$(109.0)

In the three months ended April 5, 2015, changes in operating assets and liabilities used cash of $31.1 million. This was due to a $15.6 million increase in operating assets and a $15.5 million decrease in operating liabilities.

The increase in operating assets was due to a $24.7 million increase in accounts receivable due to higher sales, partially offset by a $6.0 million decrease in inventories and a $3.1 million decrease in prepayments and other assets. The decrease in operating liabilities was due to a $45.2 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, and $1.0 million of retirement plan contributions, partially offset by a $13.9 million increase in other accrued liabilities, a $11.1 million increase in accounts payable due to higher sales, a $4.7 million increase in accrued income taxes and a $1.0 million increase in customer advance payments and deferred revenue.

Investing activities during the three months ended April 5, 2015 used cash of $62.0 million, due to $335.6 million used for purchases of marketable securities and $21.1 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities of $140.2 million and $148.6 million, respectively, proceeds from the sale of an equity investment of $4.8 million, and proceeds from life insurance of $1.1 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies. The decrease in purchases of property, plant and equipment of $10.1 million was primarily due to higher purchases of testers for customer leases in the three months ended March 30, 2014.

Financing activities during the three months ended April 5, 2015 used cash of $50.8 million, due to the repurchase of 2.4 million shares of common stock for $46.7 million at an average price of $19.40 per share, and $13.0 million used for dividend payments, partially offset by $8.9 million provided by the issuance of common stock under employee stock purchase and stock option plans.

In the three months ended March 30, 2014, changes in operating assets and liabilities used cash of $103.8 million. This was due to a $56.9 million increase in operating assets and a $46.9 million decrease in operating liabilities.

The increase in operating assets was due to a $58.9 million increase in accounts receivable due to higher sales and an increase in shipments later in the quarter and a $0.6 million increase in prepayments and other assets, partially offset by a $2.6 million decrease in inventories. The decrease in operating liabilities was due to a $48.0 million decrease in accrued employee compensation due primarily to variable compensation and employee stock award payroll tax payments, a $9.6 million decrease in accrued income taxes, a $4.3 million convertible debt interest payment, $1.4 million of retirement plan contributions, and a $0.9 million decrease in other accrued liabilities, partially offset by a $7.7 million increase in accounts payable due to higher sales and a $9.6 million increase in customer advance payments and deferred revenue.

Investing activities during the three months ended March 30, 2014 provided cash of $97.6 million, due to proceeds from maturities and sales of marketable securities that provided cash of $280.3 million and $101.4 million, respectively, and proceeds from life insurance of $4.4 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies on its retired chief executive officer, partially offset by $257.3 million used for purchases of marketable securities and $31.2 million used for purchases of property, plant and equipment.

Financing activities during the three months ended March 30, 2014 used cash of $180.8 million. $191.0 million of cash was used for payments on long-term debt related to convertible debt and the loan in Japan, partially offset by $10.2 million provided from the issuance of common stock under employee stock purchase and stock option plans.

In January 2015, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on March 24, 2015 to shareholders of record as of February 27, 2015. In the three months ended April 5, 2015, dividend payments were $13.0 million.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. As of April 5, 2015 we repurchased 2.4 million shares of common stock for $46.7 million at an average price of $19.40.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $650 million of cash outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

As discussed in Note N: “Stock Based Compensation” in our 2014 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606,” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. On April 1, 2015, FASB proposed a deferral of the effective date of the new revenue standard by one year, until January 1, 2018. For us, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the impact of this ASU on our financial position and results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 27, 2015. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2014.

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may incur indebtedness.

On April 27, 2015, we entered into a five-year, senior secured revolving credit facility of $350.0 million. Subject to customary conditions, we may seek to obtain from existing or new lenders incremental commitments under the credit facility in an aggregate principal amount not to exceed $150.0 million. We have not borrowed any funds under this credit facility. We could borrow funds under this credit facility at any time for general corporate purposes and working capital. Incurring indebtedness, among other things, could:

•	make it difficult to pay other obligations;

•	make it difficult to obtain any necessary future financing for working capital, capital expenditures, debt service requirements or other purposes;

•	require the dedication of a substantial portion of any cash flow from operations to service our indebtedness, thereby reducing the amount of cash flow available for other purposes, including capital expenditures; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we compete.

Our senior secured revolving credit facility contains customary restrictive covenants.

The agreement governing our senior secured revolving credit facility contains financial and other restrictive covenants that limit our ability to engage in certain activities, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, incurring additional secured indebtedness, and other customary restrictive covenants. Our failure to comply with financial and other restrictive covenants could result in immediate payment of any outstanding borrowings under the facility.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, Teradyne’s Board of Directors cancelled the 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million of common stock, $300 million of which Teradyne intends to repurchase in 2015. The cumulative repurchases as of April 5, 2015, totaled 2.4 million shares of common stock for $46.7 million at an average price of $19.40.

The following table includes information with respect to repurchases we made of our common stock during the three months ended April 5, 2015 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2015 – February 1, 2015	496		$19.35		—	$500,000
February 2, 2015 – March 1, 2015	806		$19.41		802	$484,428
March 2, 2015 – April 5, 2015	1,603		$19.40		1,602	$453,350

	2,905	(1)	$19.39	(1)	2,404

(1)	Includes 0.5 million shares at an average price of $19.35, withheld from employees for the payment of taxes.

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

May 8, 2015