Form 10-Q
period 2015-07-05
TERADYNE, INC
filed 2015-08-14
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2015

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 7, 2015 was 210,834,989 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 5, 2015	December 31, 2014
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$300,685	$294,256
Marketable securities	452,040	533,787
Accounts receivable, less allowance for doubtful accounts of $2,424 and $2,491 at July 5, 2015 and December 31, 2014, respectively	296,654	151,034
Inventories, net:
Parts	67,285	70,821
Assemblies in process	17,376	10,347
Finished goods	37,156	23,961

	121,817	105,129
Deferred tax assets	58,345	57,239
Prepayments	80,249	95,819
Other current assets	6,596	6,582

Total current assets	1,316,386	1,243,846

Property, plant and equipment, net	291,929	329,038
Marketable securities	275,882	470,789
Deferred tax assets	6,836	7,494
Other assets	13,364	10,419
Retirement plans assets	13,850	12,896
Intangible assets, net	279,126	190,600
Goodwill	495,434	273,438

Total assets	$2,692,807	$2,538,520

LIABILITIES
Current liabilities:
Accounts payable	$86,463	$47,763
Accrued employees’ compensation and withholdings	94,544	100,994
Deferred revenue and customer advances	77,347	71,603
Other accrued liabilities	85,470	50,247
Contingent consideration	15,092	895
Accrued income taxes	43,163	20,049

Total current liabilities	402,079	291,551

Long-term deferred revenue and customer advances	25,354	19,929
Retirement plans liabilities	107,557	108,460
Deferred tax liabilities	38,624	23,315
Long-term other accrued liabilities	24,468	13,830
Long-term contingent consideration	20,503	2,455

Total liabilities	618,585	459,540

Commitments and contingencies (See Note P)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized, 212,507 shares and 216,613 shares issued and outstanding at July 5, 2015 and December 31, 2014, respectively	26,563	27,077
Additional paid-in capital	1,462,349	1,437,135
Accumulated other comprehensive (loss) income	(3,162)	4,689
Retained earnings	588,472	610,079

Total shareholders’ equity	2,074,222	2,078,980

Total liabilities and shareholders’ equity	$2,692,807	$2,538,520

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands, except per share amount)
Revenues:
Products	$437,243	$452,488	$709,568	$707,874
Services	75,496	73,079	145,572	138,703

Total revenues	512,739	525,567	855,140	846,577
Cost of revenues:
Cost of products	181,491	202,411	300,487	326,859
Cost of services	32,680	32,743	63,662	62,258

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	214,171	235,154	364,149	389,117

Gross profit	298,568	290,413	490,991	457,460
Operating expenses:
Engineering and development	75,832	73,414	147,282	140,499
Selling and administrative	77,073	77,489	149,114	155,492
Acquired intangible assets amortization	15,258	18,271	29,066	36,542
Restructuring and other	(385)	572	(385)	572

Total operating expenses	167,778	169,746	325,077	333,105

Income from operations	130,790	120,667	165,914	124,355
Non-operating (income) expense:
Interest income	(1,674)	(1,266)	(3,490)	(2,302)
Interest expense	444	159	606	6,576
Other (income) expense, net	(116)	382	(5,776)	562

Income before income taxes	132,136	121,392	174,574	119,519
Income tax provision	29,257	20,187	38,908	17,385

Net income	$102,879	$101,205	$135,666	$102,134

Net income per common share:
Basic	$0.48	$0.52	$0.63	$0.53

Diluted	$0.48	$0.47	$0.62	$0.45

Weighted average common shares—basic	213,845	194,408	215,516	193,860

Weighted average common shares—diluted	215,496	216,568	217,154	226,526

Cash dividend declared per common share	$0.06	$—	$0.12	$0.06

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Net income	$102,879	$101,205	$135,666	$102,134

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0	(6,267)	—	(6,267)	—
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(1,648), $558, $(944), $1,242	(2,675)	1,165	(876)	2,304
Less: Reclassification adjustment for gains included in net income, net of tax of $(40), $(141), $(209), $(243)	(231)	(272)	(561)	(448)

	(2,906)	893	(1,437)	1,856
Defined benefit pension and post-retirement plans:
Amortization of net prior service benefit included in net periodic pension expense and post-retirement benefit income, net of tax of $(42), $(42), $(85), $(85)	(74)	(74)	(147)	(147)

Other comprehensive (loss) income	(9,247)	819	(7,851)	1,709

Comprehensive income	$93,632	$102,024	$127,815	$103,843

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 5, 2015	June 29, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$135,666	$102,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,230	33,785
Amortization	31,395	42,990
Stock-based compensation	15,405	23,530
Provision for excess and obsolete inventory	15,881	15,071
Non cash charge for the sale of inventories revalued at the date of acquisition	595	—
Tax benefit related to employee stock compensation awards	(892)	(1,671)
Contingent consideration adjustment	(1,600)	—
Gain from the sale of an equity investment	(5,406)	—
Deferred taxes	(10,371)	(5,697)
Other	1,154	1,165
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(142,493)	(143,125)
Inventories	23,500	18,469
Prepayments and other assets	14,054	27,000
Accounts payable and other accrued expenses	53,392	52,796
Deferred revenue and customer advances	5,685	13,800
Retirement plans contributions	(1,999)	(2,388)
Accrued income taxes	23,261	5,495

Net cash provided by operating activities	193,457	183,354
Cash flows from investing activities:
Purchases of property, plant and equipment	(46,110)	(91,389)
Acquisition of business, net of cash acquired	(282,332)	—
Purchases of available-for-sale marketable securities	(590,250)	(523,306)
Proceeds from sales of available-for-sale marketable securities	631,400	152,818
Proceeds from maturities of available-for-sale marketable securities	231,416	377,436
Proceeds from the sale of an equity investment	5,406	—
Proceeds from life insurance	1,098	4,391

Net cash used for investing activities	(49,372)	(80,050)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock option plans	17,878	10,643
Tax benefit related to employee stock compensation awards	892	1,671
Repurchase of common stock	(128,316)	—
Dividend payments	(25,857)	(11,656)
Payment of revolving credit facility costs	(2,253)	—
Payments of long-term debt	—	(190,975)

Net cash used for financing activities	(137,656)	(190,317)

Increase (decrease) in cash and cash equivalents	6,429	(87,013)
Cash and cash equivalents at beginning of period	294,256	341,638

Cash and cash equivalents at end of period	$300,685	$254,625

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. The Company

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automatic test equipment and collaborative robots. Teradyne’s automatic test equipment and collaborative robots products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems;

•	defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”); and

•	industrial automation (“Industrial Automation”) products include collaborative robots used by global manufacturing and light industrial customers to improve quality and increase manufacturing efficiency.

On June 11, 2015, Teradyne acquired Universal Robots A/S (“Universal Robots”) for approximately $284 million of cash plus up to an additional $65 million of cash if certain performance targets are met extending through 2018. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality and increase manufacturing efficiency.

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

Revenue Recognition

Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur except when title transfer is tied to cash payment outside the United States. Outside the United States, Teradyne recognizes revenue even if it retains a form of title to products delivered to customers, provided the sole purpose is to enable Teradyne to recover the products in the event of customer payment default and the arrangement does not prohibit the customer’s use or resale of the product in the ordinary course of business.

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

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for the Industrial Automation segment for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are remeasured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are remeasured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For Industrial Automation, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenue and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive income (loss).

C. Recently Issued Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation for debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Therefore the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. For Teradyne, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. This ASU is expected to have no impact on Teradyne’s financial position and results of operations.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. On April 1, 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, until January 1, 2018. This deferral was approved on July 22, 2015. For Teradyne, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

D. Acquisitions

Universal Robots

On June 11, 2015, Teradyne acquired all of the outstanding equity of Universal Robots located in Odense, Denmark. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality and increase manufacturing efficiency. Universal Robots is a separate operating and reportable segment, Industrial Automation.

The total purchase price of $317.7 million consisted of $283.9 million of cash paid and $33.8 million of contingent consideration, measured at fair value. The contingent consideration is payable upon the achievement of certain thresholds and targets for earnings before income taxes, depreciation and amortization (“EBITDA”) for calendar year 2015, revenue for the period from July 1, 2015 to December 31, 2017 and revenue for the period from July 1, 2015 to December 31, 2018. The maximum amount of contingent consideration that could be paid is $65 million.

The valuation of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. Discount rates of 6 percent, 8 percent and 10 percent, respectively, were based on corporate bond yields adjusted for the level of difficulty to achieve and the term of the earn out payment. A significant portion of the risk in achieving the contingent consideration was captured in the probabilities assigned to meeting each target.

The Universal Robots acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to Universal Robots’ net tangible liabilities and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible assets and net tangible liabilities in the amount of $226.5 million was allocated to goodwill, which is not deductible for tax purposes. The purchase price allocation is preliminary pending the final determination of the fair value of contingent consideration, acquired assets and assumed liabilities.

The following table represents the preliminary allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$226,501
Intangible assets	119,950
Tangible assets acquired and liabilities assumed:
Current assets	10,853
Non-current assets	3,415
Accounts payable and current liabilities	(11,453)
Long-term deferred tax liabilities	(25,736)
Long-term other liabilities	(5,844)

Total purchase price	$317,686

Teradyne estimated the fair value of intangible assets using the income and cost approaches. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$88,890	4.9
Trademarks and tradenames	21,680	10.0
Customer relationships	9,380	2.0

Total intangible assets	$119,950	5.6

For the period from June 12, 2015 to July 5, 2015, Universal Robots contributed $3.7 million of revenues and had a $(1.7) million loss from operations before income taxes.

The following unaudited pro forma information gives effect to the acquisition of Universal Robots as if the acquisition occurred on January 1, 2014. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Revenue	$520,217	$533,578	$873,188	$861,774
Net income	99,719	94,138	126,644	86,362
Net income per common share:
Basic	$0.47	$0.48	$0.54	$0.45

Diluted	$0.46	$0.43	$0.58	$0.38

Pro forma results for the three and six months ended July 5, 2015 were adjusted to exclude $1.0 million of acquisition related costs incurred in 2015, and $0.6 million of non-recurring expense related to the fair value adjustment to acquisition-date inventory.

Pro forma results for the six month ended June 29, 2014, were adjusted to include $1.6 million of non recurring expense related to fair value adjustment to acquisition-date inventory and $1.0 million of acquisition related costs.

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

The total purchase price of $21.2 million consisted of $19.4 million of cash paid and $1.8 million of contingent consideration, measured at fair value. The contingent consideration is payable upon achievement of certain revenue and gross margin targets in 2015 and 2016. The maximum amount of contingent consideration that could be paid is $2.1 million.

The valuation of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. A discount rate of 4.7 percent was selected based on the estimated cost of debt for the business. A significant portion of the risk in achieving the contingent consideration was captured in the probabilities assigned to meeting each target.

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

The following table represents the final allocation of the purchase price:

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

Teradyne estimated the fair value of intangible assets using the income approach. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Customer relationships	$5,630	5.0
Developed technology	2,580	4.8
Trademarks and tradenames	380	5.0
Non-compete agreement	320	4.0
Customer order backlog	170	0.3

Total intangible assets	$9,080	4.8

E. Financial Instruments and Derivatives

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of Accounting Standards Codification (“ASC”) 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of July 5, 2015, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and six months ended July 5, 2015. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Realized losses recorded in the three and six months ended July 5, 2015 were $0.1 million and $0.1 million, respectively. There were no realized losses recorded in the three and six months ended June 29, 2014. Realized gains recorded in the three and six months ended July 5, 2015 were $0.4 million and $1.0 million, respectively. Realized gains recorded in the three and six months ended June 29, 2014 were $0.4 million and $0.7 million, respectively. Realized gains and realized losses are included in interest income and interest expense, respectively. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the six months ended July 5, 2015 and June 29, 2014, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 5, 2015 and December 31, 2014.

	July 5, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$154,396	$—	$—	$154,396
Cash equivalents	145,256	1,033	—	146,289
Available-for-sale securities:
U.S. Treasury securities	—	281,522	—	281,522
U.S. government agency securities	—	183,768	—	183,768
Corporate debt securities	—	122,696	—	122,696
Certificates of deposit and time deposits	—	76,876	—	76,876
Commercial paper	—	48,446	—	48,446
Equity and debt mutual funds	14,174	—	—	14,174
Non-U.S. government securities	—	440	—	440

Total	$313,826	$714,781	$—	$1,028,607

Liabilities
Contingent consideration	$—	$—	$35,595	$35,595
Derivatives	—	87	—	87

Total	$—	$87	$35,595	$35,682

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$299,652	$1,033	$—	$300,685
Marketable securities	—	452,040	—	452,040
Long-term marketable securities	14,174	261,708	—	275,882

	$313,826	$714,781	$—	$1,028,607

Liabilities
Other current liabilities	$—	$87	$—	$87
Contingent consideration	—	—	15,092	15,092
Long-term contingent consideration	—	—	20,503	20,503

	$—	$87	$35,595	$35,682

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$111,471	$—	$—	$111,471
Cash equivalents	160,218	22,567	—	182,785
Available-for-sale securities:
U.S. Treasury securities	—	402,154	—	402,154
U.S. government agency securities	—	258,502	—	258,502
Corporate debt securities	—	141,467	—	141,467
Commercial paper	—	140,638	—	140,638
Certificates of deposit and time deposits	—	49,036	—	49,036
Equity and debt mutual funds	12,333	—	—	12,333
Non-U.S. government securities	—	446	—	446

Total	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivatives	—	149	—	149

Total	$—	$149	$3,350	$3,499

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$271,689	$22,567	$—	$294,256
Marketable securities	—	533,787	—	533,787
Long-term marketable securities	12,333	458,456	—	470,789

	$284,022	$1,014,810	$—	$1,298,832

Liabilities
Other current liabilities	$—	$149	$—	$149
Contingent consideration	—	—	895	895
Long-term contingent consideration	—	—	2,455	2,455

	$—	$149	$3,350	$3,499

Changes in the fair value of Level 3 contingent consideration for the three and six months ended July 5, 2015 and June 29, 2014 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Balance at beginning of period	$3,350	$2,230	$3,350	$2,230
Acquisition of Universal Robots	33,845	—	33,845	—
Fair value adjustment(a)	(1,600)	—	(1,600)	—

Balance at end of period	$35,595	$2,230	$35,595	$2,230

(a)	The fair value measurement of the contingent consideration for the earn-out in connection with the acquisition of ZTEC Instruments, Inc. was reduced to $0 because Teradyne and the Securityholder Representative, on behalf of the ZTEC securityholders, agreed to terminate the earn out prior to the end of the December 31, 2015 earn-out period, with no payout in connection with the resolution of indemnity claims asserted by both Teradyne and the Securityholder Representative.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	July 5, 2015 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$33,845	Income approach- discounted cash flow	EBITDA earn-out for calendar year 2015 probability	99%
			Discount rate	6.0%
			Revenue earn-out for period July 1, 2015—December 31, 2017 probability	72%
			Discount rate	8.0%
			Revenue earn-out for period July 1, 2015—December 31, 2018 probability	29%
			Discount rate	10.0%

Contingent consideration (AIT)	$1,750	Income approach- discounted cash flow	Revenue earn-out for calendar years 2015 and 2016 probability	90%
			Discount rate	4.7%

The significant unobservable inputs used in the Universal Robots fair value measurement of contingent consideration are the probabilities of successful achievement of revenue thresholds and targets in the periods July 1, 2015—December 31, 2017 and July 1, 2015—December 31, 2018 and EBITDA threshold and target for calendar year 2015, and respective discount rates. Increases or decreases in the revenue and EBITDA probabilities and the period in which results will be achieved would result in a higher or lower fair value measurement. The maximum amount of contingent consideration in connection with the acquisition of Universal Robots that could be paid is $65 million. The earn-out periods in connection with the Universal Robots acquisition end on December 31, 2015, December 31, 2017 and December 31, 2018.

The significant unobservable inputs used in the AIT fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2015 and 2016 revenue thresholds and targets, and a discount rate. Increases or decreases in the revenue probabilities and the period in which results will be achieved would result in a higher or lower fair value measurement. The maximum amount of contingent consideration in connection with the acquisition of AIT that could be paid is $2.1 million. The earn-out periods in connection with the AIT acquisition end on December 31, 2015 and December 31, 2016.

The carrying amounts and fair values of Teradyne’s financial instruments at July 5, 2015 and December 31, 2014 were as follows:

	July 5, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$300,685	$300,685	$294,256	$294,256
Marketable securities	727,922	727,922	1,004,576	1,004,576
Contingent consideration	35,595	35,595	3,350	3,350
Liabilities
Derivatives	$87	$87	$149	$149

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at July 5, 2015 and December 31, 2014:

	July 5, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$281,963	$221	$(662)	$281,522	$21,403
U.S. government agency securities	183,601	170	(3)	183,768	10,341
Corporate debt securities	123,176	1,021	(1,501)	122,696	61,348
Certificates of deposit and time deposits	76,849	32	(5)	76,876	11,009
Commercial paper	48,438	10	(2)	48,446	13,233
Equity and debt mutual funds	12,083	2,118	(27)	14,174	1,074
Non-U.S. government securities	440	—	—	440	—

	$726,550	$3,572	$(2,200)	$727,922	$118,408

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$451,854	$196	$(10)	$452,040	$53,028
Long-term marketable securities	274,696	3,376	(2,190)	275,882	65,380

	$726,550	$3,572	$(2,200)	$727,922	$118,408

	December 31, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$402,197	$362	$(405)	$402,154	$317,771
U.S. government agency securities	258,452	135	(85)	258,502	104,642
Corporate debt securities	139,374	2,414	(321)	141,467	96,998
Commercial paper	140,616	26	(4)	140,638	41,747
Certificates of deposit and time deposits	49,048	11	(23)	49,036	20,684
Equity and debt mutual funds	10,492	1,870	(29)	12,333	1,234
Non-U.S. government securities	446	—	—	446	—

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$533,833	$99	$(145)	$533,787	$240,234
Long-term marketable securities	466,792	4,719	(722)	470,789	342,842

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

As of July 5, 2015, the fair market value of investments with unrealized losses was $118.4 million. Of this value, $0.2 million had unrealized losses greater than one year and $118.2 million had unrealized losses less than one year. As of December 31, 2014, the fair market value of investments with unrealized losses was $583.1 million. Of this value, $2.3 million had unrealized losses greater than one year and $580.8 million had unrealized losses less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at July 5, 2015 and December 31, 2014, were temporary.

The contractual maturities of investments held at July 5, 2015 were as follows:

	July 5, 2015
	Cost	Fair Market Value
	(in thousands)
Due within one year	$451,854	$452,040
Due after 1 year through 5 years	218,798	219,045
Due after 5 years through 10 years	6,481	6,512
Due after 10 years	37,334	36,151

Total	$714,467	$713,748

Contractual maturities of investments held at July 5, 2015 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

To minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings, and is used to offset the change in value of monetary assets and liabilities denominated in foreign currencies.

The notional amount of foreign currency forward contracts was $100.7 million and $73.0 million at July 5, 2015 and December 31, 2014, respectively. The fair value of the outstanding contracts at July 5, 2015 and December 31, 2014 were losses of $0.1 million and $0.1 million, respectively.

In the three months ended July 5, 2015, Teradyne recorded a net realized gain of $1.6 million related to foreign currency forward contracts hedging net monetary positions. In the six months ended July 5, 2015, Teradyne recorded a net realized loss of $1.9 million related to foreign currency forward contracts hedging net monetary positions.

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

The following table summarizes the fair value of derivative instruments at July 5, 2015 and December 31, 2014:

	Balance Sheet Location	July 5, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$87	$149

Total derivatives		$87	$149

Teradyne had no offsetting foreign exchange contracts at July 5, 2015 and December 31, 2014.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and six months ended July 5, 2015 and June 29, 2014. The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies. For the three months ended July 5, 2015, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.1 million. For the six months ended July 5, 2015, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.2 million. For the three and six months ended June 29, 2014, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.7 million and $1.3 million, respectively.

	Location of (Gains) Losses Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$(1,547)	$1,122	$1,878	$1,869

Total Derivatives		$(1,547)	$1,122	$1,878	$1,869

See Note F: “Debt” regarding derivatives related to the convertible senior notes.

F. Debt

Revolving Credit Facility

On April 27, 2015, Teradyne entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $350 million (the “Credit Facility”). The Credit Agreement further provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders incremental commitments under the Credit Facility in an aggregate principal amount not to exceed $150.0 million.

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. During the three months ended July 5, 2015, Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five year term of the revolving credit facility and are included in interest expense in the statement of operations. As of August 14, 2015, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of July 5, 2015, we were in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

Convertible Senior Notes

On March 31, 2009, Teradyne entered into an underwriting agreement regarding a public offering of $175.0 million aggregate principal amount of 4.50% convertible senior notes due March 15, 2014 (the “Notes”). On April 1, 2009, the underwriters exercised their option to purchase an additional $15.0 million aggregate principal amount of the Notes for a total aggregate principal amount of $190.0 million. The Notes bore interest at a rate of 4.50% per annum, payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2009. The Notes had a maturity date of March 15, 2014. Substantially all of the Notes were converted prior to March 15, 2014 and were “net share settled,” meaning that the holders received, for each $1,000 in principal amount of Notes, $1,000 in cash and approximately 131.95 shares of Teradyne common stock (calculated by taking 182.65 shares, being the fixed number specified in the Notes purchase agreement, less 50.7 shares). The 50.7 shares were determined, as specified in the Notes purchase agreement, by dividing the $1,000 principal amount by the $19.74 average trading price of Teradyne’s common stock over the 25 day trading period from February 5, 2014 to March 12, 2014.

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

The interest expense on Teradyne’s convertible senior notes for the three and six months ended July 5, 2015 and June 29, 2014 was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Contractual interest expense on the coupon	$—	$—	$—	$1,757
Amortization of the discount component and debt issuance fees recognized as interest expense	—	—	—	4,493

Total interest expense on the convertible debt	$—	$—	$—	$6,250

G. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	July 5, 2015	December 31, 2014
	(in thousands)
Contract manufacturer prepayments	$55,674	$65,972
Prepaid maintenance and other services	6,920	7,343
Prepaid taxes	5,124	11,462
Other prepayments	12,531	11,042

Total prepayments	$80,249	$95,819

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 5, 2015	December 31, 2014
	(in thousands)
Extended warranty	$43,299	$43,300
Product maintenance and training	36,836	30,500
Customer advances	8,159	8,875
Undelivered elements and other	14,407	8,857

Total deferred revenue and customer advances	$102,701	$91,532

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

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Balance at beginning of period	$7,423	$6,615	$8,942	$6,660
Acquisition	372	—	372	—
Accruals for warranties issued during the period	3,926	5,399	6,287	8,257
Adjustments related to pre-existing warranties	(797)	(302)	(1,828)	(442)
Settlements made during the period	(2,696)	(2,639)	(5,545)	(5,402)

Balance at end of period	$8,228	$9,073	$8,228	$9,073

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Balance at beginning of period	$40,704	$33,949	$43,300	$34,909
Acquisition	699	—	699	—
Deferral of new extended warranty revenue	8,172	11,960	12,376	14,321
Recognition of extended warranty deferred revenue	(6,276)	(5,857)	(13,076)	(9,178)

Balance at end of period	$43,299	$40,052	$43,299	$40,052

J. Stock-Based Compensation

Teradyne grants performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance will be measured against the Philadelphia Semiconductor Index, which consists of thirty companies in the semiconductor device and capital equipment industries. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% of the target shares to 0% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. Beginning with PRSUs granted in January 2014, if the recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age sixty and at least ten years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no TSR PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period.

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

During the six months ended July 5, 2015 and June 29, 2014, Teradyne granted 0.2 million and 0.1 million, respectively, TSR PRSUs with a grant date fair value of $18.21 and $22.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 5, 2015	June 29, 2014
Risk-free interest rate	0.77%	0.75%
Teradyne volatility-historical	28.2%	36.1%
Philadelphia Semiconductor Index volatility-historical	19.7%	24.6%
Dividend yield	1.33%	1.25%

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

During the six months ended July 5, 2015, Teradyne granted 1.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $17.26 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $4.43.

During the six months ended June 29, 2014, Teradyne granted 1.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $18.12 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.49.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 5, 2015	June 29, 2014
Expected life (years)	4.0	4.0
Risk-free interest rate	1.1%	1.2%
Volatility-historical	33.4%	38.8%
Dividend yield	1.33%	1.25%

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

K. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	For the Six Months Ended July 5, 2015
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2014, net of tax of $1,598, $(453)	$—	$2,365	$2,324	$4,689

Other comprehensive loss before reclassifications, net of tax of $0, $(944)	(6,267)	(876)	—	(7,143)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(209), $(85)	—	(561)	(147)	(708)

Net current period other comprehensive loss, net of tax of $0, $(1,153), $(85)	(6,267)	(1,437)	(147)	(7,851)

Balance at July 5, 2015, net of tax of $0, $445, $(538)	$(6,267)	$928	$2,177	$(3,162)

	For the Six Months Ended June 29, 2014
	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000

Other comprehensive income before reclassifications, net of tax of $1,242, $0	2,304	—	2,304
Amounts reclassified from accumulated other comprehensive income, net of tax of $(243), $(85)	(448)	(147)	(595)

Net current period other comprehensive income, net of tax of $999, $(85)	1,856	(147)	1,709

Balance at June 29, 2014, net of tax of $1,793, $(369)	$3,237	$2,472	$5,709

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and six months ended July 5, 2015 and June 29, 2014, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $40, $141, $209, $243	$231	$272	$561	$448	Interest income
Amortization of defined benefit pension and postretirement plans:
Prior service benefit, net of tax of $42, $42, $85, $85	74	74	147	147	(a)

Total reclassifications, net of tax of $82, $183, $294, $328	$305	$346	$708	$595	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

L. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill by segment are as follows:

	Wireless Test	Industrial Automation	System Test Group	Total
	(in thousands)
Balance at December 31, 2014	$262,922	$—	$10,516	$273,438
Goodwill acquired during period	—	226,501	—	226,501
Foreign currency translation adjustment	—	(4,505)	—	(4,505)

Balance at July 5, 2015	$262,922	$221,996	$10,516	$495,434

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	July 5, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$432,656	$244,514	$188,142	5.9 years
Customer relationships	155,831	100,500	55,331	7.5 years
Tradenames and trademarks	51,668	16,275	35,393	5.3 years
Non-compete agreement	320	60	260	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$640,645	$361,519	$279,126	6.6 years

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$224,059	$121,454	6.2 years
Customer relationships	146,635	93,998	52,637	7.7 years
Tradenames and trademarks	30,414	14,205	16,209	9.0 years
Non-compete agreement	320	20	300	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$523,052	$332,452	$190,600	6.8 years

Aggregate intangible asset amortization expense was $15.3 million and $29.1 million, respectively, for the three and six months ended July 5, 2015 and $18.3 million and $36.5 million, respectively, for the three and six months ended June 29, 2014. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2015 (remainder)	$39,932
2016	79,863
2017	71,269
2018	44,440
2019	23,591
Thereafter	20,031

M. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$102,879	$101,205	$135,666	$102,134

Weighted average common shares-basic	213,845	194,408	215,516	193,860
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	—	—	10,026
Convertible note hedge warrant shares (2)	—	20,406	—	20,674
Restricted stock units	978	705	940	878
Stock options	603	1,006	649	1,056
Employee stock purchase plan	70	43	49	32

Dilutive potential common shares	1,651	22,160	1,638	32,666

Weighted average common shares-diluted	215,496	216,568	217,154	226,526

Net income per common share-basic	$0.48	$0.52	$0.63	$0.53

Net income per common share-diluted	$0.48	$0.47	$0.62	$0.45

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

The computation of diluted net income per common share for the three and six months ended July 5, 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended June 29, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

N. Restructuring and Other

Other

During the three and six months ended July 5, 2015, Teradyne recorded a $1.6 million gain from the decrease in the fair value of the ZTEC contingent consideration liability, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the six months ended July 5, 2015, Teradyne recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test. During the six months ended June 29, 2014, Teradyne recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test.

O. Retirement Plans

ASC 715, “Compensation—Retirement Benefits”, requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation.

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

In the six months ended July 5, 2015, Teradyne contributed $1.2 million to the U.S. supplemental executive defined benefit pension plan and $0.4 million to certain qualified plans for non-U.S. subsidiaries.

For the three and six months ended July 5, 2015 and June 29, 2014, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	July 5, 2015		June 29, 2014
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$615	$263	$563	$248
Interest cost	3,289	385	3,223	509
Expected return on plan assets	(3,634)	(215)	(3,125)	(259)
Amortization of prior service cost	34	—	34	—
Actuarial (gain) loss	(3)	—	362	—

Total net periodic pension cost	$301	$433	$1,057	$498

	For the Six Months Ended
	July 5, 2015		June 29, 2014
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,231	$510	$1,109	$498
Interest cost	6,571	744	6,438	1,014
Expected return on plan assets	(7,259)	(410)	(6,250)	(475)
Amortization of prior service cost	67	—	67	—
Actuarial (gain) loss	(3)	—	362	—

Total net periodic pension cost	$607	$844	$1,726	$1,037

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

For the three and six months ended July 5, 2015 and June 29, 2014, Teradyne’s net periodic postretirement benefit income was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Service cost	$12	$17	$24	$29
Interest cost	59	82	118	168
Amortization of prior service benefit	(150)	(150)	(299)	(299)
Actuarial gain	(19)	(247)	(19)	(247)

Total net periodic post-retirement benefit	$(98)	$(298)	$(176)	$(349)

P. Commitments and Contingencies

Purchase Commitments

As of July 5, 2015, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $230.3 million, of which $222.9 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. Income Taxes

The effective tax rate for the three months ended July 5, 2015 and June 29, 2014 was 22.1% and 16.6%, respectively. The effective tax rate for the six months ended July 5, 2015 and June 29, 2014 was 22.3% and 14.6%, respectively. The effective tax rates for these periods were lower than the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States. The tax rate for the six months ended July 5, 2015 was increased by additions to the uncertain tax positions for transfer pricing included in the projected annual effective tax rate partially offset by $1.7 million of discrete tax benefits composed of $0.7 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million from other discrete tax benefits. The rate for the six months ended June 29, 2014 was also reduced by $2.9 million of discrete tax benefits composed of $1.2 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.7 million of other discrete tax benefits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. At July 5, 2015, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more likely than not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of July 5, 2015 and December 31, 2014, Teradyne had $33.3 million and $30.4 million, respectively, of reserves for uncertain tax positions. The $2.9 million net increase in reserves for uncertain tax positions relates primarily to transfer pricing exposures.

As of July 5, 2015, Teradyne anticipated the liability for uncertain tax positions could decrease by approximately $0.5 million over the next twelve months, primarily as a result of the expiration of statutes of limitations and settlements with tax authorities. The potential decrease is related to transfer pricing exposures.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 5, 2015 and December 31, 2014, $0.5 million and $0.6 million respectively of interest and penalties were included in the reserve for uncertain tax positions.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 5, 2015 was $6.2 million or $0.03 per diluted share. The tax savings due to the tax holiday for the six months ended June 29, 2014 was $6.1 million or $0.03 per diluted share. The tax holiday is currently expected to expire on December 31, 2015. Teradyne is in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

R. Segment Information

Teradyne has four operating segments (Semiconductor Test, Wireless Test, System Test and Industrial Automation), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robots. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2014, unless updated in this form 10-Q, where applicable.

Segment information for the three and six months ended July 5, 2015 and June 29, 2014 is as follows:

	Semiconductor Test	Wireless Test	System Test	Industrial Automation	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 5, 2015:
Revenues	$400,315	$62,879	$45,822	$3,723	$—	$512,739
Income (loss) before income taxes (1)(2)	129,546	6,841	(4,333)	(1,700)	1,782	132,136
Total assets (3)	649,087	485,857	95,544	358,276	1,104,043	2,692,807
Three months ended June 29, 2014:
Revenues	$421,434	$68,699	$35,434	$—	$—	$525,567
Income (loss) before income taxes (1)(2)	107,270	14,229	(715)	—	608	121,392
Total assets (3)	747,492	638,012	71,644	—	1,173,515	2,630,663
Six months ended July 5, 2015:
Revenues	$671,232	$96,927	$83,258	$3,723	$—	$855,140
Income (loss) before income taxes (1)(2)	172,671	(3,600)	(3,328)	(1,700)	10,531	174,574
Total assets (3)	649,087	485,857	95,544	358,276	1,104,043	2,692,807
Six months ended June 29, 2014:
Revenues	$683,171	$89,909	$73,497	$—	$—	$846,577
Income (loss) before income taxes (1)(2)	141,870	(10,856)	(267)	—	(11,228)	119,519
Total assets (3)	747,492	638,012	71,644	—	1,173,515	2,630,663

(1)	Interest income, interest expense, and other (income) expense, net are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges related to inventory and other.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Cost of revenues—inventory charge	$6,409	$3,713	$6,940	$9,918
Restructuring and other	305	—	305	—

Total	$6,714	$3,713	$7,245	$9,918

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Cost of revenues—inventory charge	$330	$879	$1,176	$3,972
Restructuring and other	—	426	—	426

Total	$330	$1,305	$1,176	$4,398

Included in the System Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Cost of revenues—inventory charge	$7,702	$440	$7,765	$1,181
Restructuring and other	—	146	—	146

Total	$7,702	$586	$7,765	$1,327

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Cost of revenues—inventory step-up (1)	$595	$—	$595	$—

Total	$595	$—	$595	$—

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
	(in thousands)
Restructuring and other—ZTEC contingent consideration adjustment	$(1,600)	$—	$(1,600)	$—
Other (income) expense, net—gain from the sale of an equity investment	(624)	—	(5,406)	—
Restructuring and other—Universal Robots acquisition costs	960	—	960	—
Selling and administrative—stock-based compensation expense (2)	—	—	—	6,598

Total	$(1,264)	$—	$(6,046)	$6,598

(1)	Included in the cost of revenues for the three and six months ended July 5, 2015 is the cost for purchase accounting inventory step-up.
(2)	Expense related to the January 2014 retirement of Teradyne’s former chief executive officer; see Note J: “Stock-Based Compensation”.

S. Shareholders’ Equity

Stock Repurchase Program

In January 2015, the Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, $300 million of which Teradyne intends to repurchase in 2015. The cumulative repurchases as of July 5, 2015 totaled 6.5 million shares of common stock for $128.3 million at an average price of $19.74 per share.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2015 and May 2015, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Dividend payments for the three and six months ended July 5, 2015 were $12.8 million and $25.9 million, respectively.

In January 2014, Teradyne’s Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014. Dividend payments for the three and six months ended June 29, 2014 were $11.7 million.

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

Overview

We are a leading global supplier of automatic test equipment and collaborative robots. We design, develop, manufacture and sell automatic test systems and solutions used to test semiconductors, wireless products, hard disk drives and circuit boards in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our automatic test equipment and collaborative robots products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	wireless test (“Wireless Test”) systems;

•	defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”); and

•	industrial automation (“Industrial Automation”) products include collaborative robots used by global manufacturing and light industrial customers to improve quality and increase manufacturing efficiency.

We have a broad customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, aerospace and military contractors, and distributors that sell collaborative robots.

On June 11, 2015, we acquired Universal Robots A/S (“Universal Robots”) for approximately $284 million of cash plus up to an additional $65 million of cash if certain performance targets are met extending through 2018. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality and increase manufacturing efficiency. Universal Robots is a separate operating and reportable segment, Industrial Automation. The acquisition of Universal Robots provides a growth engine to our business and complements our existing System Test and Wireless Test segments.

In October 2014, we acquired Avionics Interface Technologies, LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment.

We believe our recent acquisitions have enhanced our opportunities for growth. We intend to continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except for below, there have been no significant changes during the six months ended July 5, 2015 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Revenue Recognition

We recognize revenues when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, we defer revenue recognition until such events occur except when title transfer is tied to cash payment outside the United States. Outside the United States, we recognize revenue even if we retain a form of title to products delivered to customers, provided the sole purpose is to enable us to recover the products in the event of customer payment default and the arrangement does not prohibit the customer’s use or resale of the product in the ordinary course of business.

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

Translation of Non-U.S. Currencies

The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for the Industrial Automation segment for which the local currency is its functional currency. All foreign currency denominated monetary assets and liabilities are re-measured on a monthly basis into the functional currency using exchange rates in effect at the end of the period. All foreign currency denominated non-monetary assets and liabilities are re-measured into the functional currency using historical exchange rates. Net foreign exchange gains and losses resulting from re-measurement are included in other (income) expense, net. For Industrial Automation, assets and liabilities are translated into U.S. dollars using exchange rates in effect at the end of the period. Revenue and expense amounts are translated using an average of exchange rates in effect during the period. Translation adjustments are recorded within accumulated other comprehensive income (loss).

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Percentage of revenues:
Revenues:
Products	85%	86%	83%	84%
Services	15	14	17	16

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	35	39	35	39
Cost of services	6	6	7	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	45	43	46

Gross profit	58	55	57	54
Operating expenses:
Engineering and development	15	14	17	17
Selling and administrative	15	15	17	18
Acquired intangible assets amortization	3	3	3	4
Restructuring and other	—	—	—	—

Total operating expenses	33	32	38	39

Income from operations	26	23	19	15
Non-operating (income) expenses
Interest income	—	—	—	—
Interest expense	—	—	—	1
Other (income) expense, net	—	—	(1)	—

Income before income taxes	26	23	20	14
Income tax provision	6	4	5	2

Net income	20%	19%	16%	12%

Results of Operations

Second Quarter 2015 Compared to Second Quarter 2014

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 5, 2015	June 29, 2014
Semiconductor Test	1.0	1.3
Wireless Test	1.3	0.8
System Test	1.0	1.1
Industrial Automation	1.4	—
Total Company	1.0	1.2

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2015	June 29, 2014
	(in millions)
Semiconductor Test	$400.3	$421.5	$(21.2)
Wireless Test	62.9	68.7	(5.8)
System Test	45.8	35.4	10.4
Industrial Automation	3.7	—	3.7

	$512.7	$525.6	$(12.9)

The decrease in Semiconductor Test revenues of $21.2 million, or 5%, was primarily due to lower memory test product sales. The decrease in Wireless Test revenue of $5.8 million, or 8%, was primarily driven by lower connectivity test system sales. The increase in System Test revenue of $10.4 million, or 29%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 5, 2015	June 29, 2014
Taiwan	26%	30%
China	18	19
United States	12	11
Singapore	8	6
Japan	8	2
Philippines	7	4
Europe	6	5
Korea	5	13
Malaysia	5	5
Thailand	4	4
Rest of World	1	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 5, 2015	June 29, 2014
	(in millions)
Gross Profit	$298.6	$290.4	$8.2
Percent of Total Revenues	58.2%	55.3%	2.9

Gross profit as a percent of revenue increased by 2.9 points as a result of a 4.3 point increase related to product mix and sales of previously leased testers in Semiconductor Test, partially offset by a 1.4 point decrease due to higher excess and obsolete inventory provisions in Storage Test and Semiconductor Test.

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

During the three months ended July 5, 2015, we recorded an inventory provision of $14.4 million included in cost of revenues primarily due to $7.7 million related to a downward revision to previously forecasted demand levels for our 2.5” hard disk drive testers in Storage Test and $6.0 million related to product transition in Semiconductor Test. Of the $14.4 million of total excess and obsolete provisions, $7.7 million was related to System Test, $6.4 million was related to Semiconductor Test, and $0.3 million was related to Wireless Test.

During the three months ended June 29, 2014, we recorded an inventory provision of $5.0 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $5.0 million of total excess and obsolete provisions, $3.7 million was related to Semiconductor Test, $0.9 million was related to Wireless Test, and $0.4 million was related to System Test.

During the three months ended July 5, 2015 and June 29, 2014, we scrapped $0.8 million and $2.3 million of inventory, respectively. During the three months ended July 5, 2015 and June 29, 2014, we sold $2.6 million and $2.1 million of previously written-down or written-off inventory, respectively. As of July 5, 2015, we had inventory related reserves for inventory which had been written-down or written-off totaling $122.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2015	June 29, 2014
	(in millions)
Engineering and Development	$75.8	$73.4	$2.4
Percent of Total Revenues	14.8%	14.0%

The increase of $2.4 million in engineering and development expenses was due primarily to increased spending in System Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 5, 2015	June 29, 2014
	(in millions)
Selling and Administrative	$77.1	$77.5	$(0.4)
Percent of Total Revenues	15.0%	14.7%

The decrease of $0.4 million in selling and administrative was due primarily to lower spending in Semiconductor Test partially offset by higher variable compensation.

Restructuring and Other

Other

During the three months ended July 5, 2015, we recorded a $1.6 million gain from the decrease in the fair value of the ZTEC contingent consideration, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the three months ended July 5, 2015, we recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test. During the three months ended June 29, 2014, we recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test.

Income Taxes

The effective tax rate for the three months ended July 5, 2015 and June 29, 2014 was 22.1% and 16.6%, respectively. The increase in the effective tax rate is primarily attributable to a projected increase in income subject to tax in the United States as compared to lower rate, in foreign jurisdictions and an increase in uncertain tax positions for transfer pricing.

Six Months of 2015 Compared to Six Months of 2014

Revenues

Revenues by our four reportable segments were as follows:

	For the Six Months Ended
	July 5, 2015	June 29, 2014	Dollar Change
	(in millions)
Semiconductor Test	$671.2	$683.2	$(12.0)
Wireless Test	96.9	89.9	7.0
System Test	83.3	73.5	9.8
Industrial Automation	3.7	—	3.7

	$855.1	$846.6	$8.5

The decrease in Semiconductor Test revenues of $12.0 million, or 2%, was primarily due to lower SOC product volume, driven by the application processors and microcontrollers markets. The increase in Wireless Test revenue of $7.0 million, or 8%, was primarily due to higher cellular test product volume. The increase in System Test revenue of $9.8 million, or 13%, was primarily due to higher sales in Storage Test due to 3.5” hard disk drive testers for cloud storage.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Six Months Ended
	July 5, 2015	June 29, 2014
Taiwan	28%	29%
China	16	17
United States	13	12
Korea	8	10
Japan	8	4
Singapore	7	8
Europe	6	6
Malaysia	5	5
Philippines	5	4
Thailand	3	4
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	July 5, 2014	June 29, 2014
	(in millions)
Gross Profit	$491.0	$457.5	$33.5
Percent of Total Revenue	57.4%	54.0%	3.4

Gross profit as a percent of revenue increased by 3.4 points primarily due to an increase of 3.7 points related to product mix and sales of previously leased testers in Semiconductor Test, partially offset by higher warranty costs.

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

During the six months ended July 5, 2015, we recorded an inventory provision of $15.9 million included in cost of revenues primarily due to $7.7 million related to a downward revision to previously forecasted demand levels for our 2.5” hard disk drive testers in Storage Test and $6.0 million related to product transition in Semiconductor Test. Of the $15.9 million of total excess and obsolete provisions, $7.8 million was related to System Test, $6.9 million was related to Semiconductor Test, and $1.2 million was related to Wireless Test.

During the six months ended June 29, 2014, we recorded an inventory provision of $15.1 million included in cost of revenues with $9.0 million due to downward revisions to previously forecasted demand levels and $6.1 million related to product transition in Semiconductor Test. Of the $15.1 million of total excess and obsolete provisions, $9.9 million was related to Semiconductor Test, $4.0 million was related to Wireless Test, and $1.2 million was related to System Test.

During the six months ended July 5, 2015 and June 29, 2014, we scrapped $1.4 million and $3.3 million of inventory, respectively. During the six months ended July 5, 2015 and June 29, 2014, we sold $4.5 million and $3.6 million, respectively, of previously written-down or written-off inventory. As of July 5, 2015 we had inventory related reserves for inventory which had been written-down or written-off totaling $122.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 5 2015	June 29, 2014
	(in millions)
Engineering and Development	$147.3	$140.5	$6.8
Percent of Total Revenue	17.2%	16.6%

The increase of $6.8 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 5, 2015	June 29, 2014
	(in millions)
Selling and Administrative	$149.1	$155.5	$(6.4)
Percent of Total Revenue	17.4%	18.4%

The decrease of $6.4 million in selling and administrative expenses was due primarily to a one-time $6.6 million stock-based compensation charge related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement in the six months ended June 29, 2014, partially offset by higher variable compensation.

Restructuring and Other

Other

During the six months ended July 5, 2015, we recorded a $1.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the six months ended July 5, 2015, we recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test. During the six months ended June 29, 2014, we recorded $0.6 million of severance charges related to headcount reductions of 28 people, primarily in Wireless Test.

Income Taxes

The effective tax rate for the six months ended July 5, 2015 and June 29, 2014 was 22.3% and 14.6%, respectively. The increase in the effective tax rate is primarily attributable to a projected increase in income subject to tax in the United States as compared to lower rates in foreign jurisdictions as well as an increase in uncertain tax positions for transfer pricing. The effective tax rate for the six months ended July 5, 2015 was reduced by discrete tax benefits of $1.7 million composed of $0.7 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million of other discrete tax benefits. The effective tax rate for the six months ended June 29, 2014 was reduced by discrete tax benefits of $2.9 million composed of $1.2 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.7 million of other discrete tax benefits.

Contractual Obligations

The following table reflects our contractual obligations as of July 5, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase Obligations	$230,288	$222,882	$7,406	$—	$—	$—
Retirement Plan Contributions	111,651	4,145	8,260	8,885	90,361	—
Operating Lease Obligations	62,441	15,326	20,191	12,368	14,556	—
Fair Value of Contingent Consideration	35,595	15,092	15,410	5,093	—	—
Other Long-Term Liabilities Reflected on the Balance Sheet under GAAP (1)	88,446	—	25,354	—	—	63,092

Total	$528,421	$257,445	$76,621	$26,346	$104,917	$63,092

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $270.2 million in the six months ended July 5, 2015, to $1,029 million.

In the six months ended July 5, 2015, changes in operating assets and liabilities used cash of $24.6 million. This was due to a $104.9 million increase in operating assets and an $80.3 million increase in operating liabilities.

The increase in operating assets was due to a $142.5 million increase in accounts receivable due to higher sales, partially offset by a $23.5 million decrease in inventories and a $14.1 million decrease in prepayments and other assets. The increase in operating liabilities was due to a $40.6 million increase in other accrued liabilities, a $31.2 million increase in accounts payable due to higher sales, a $23.2 million increase in accrued income taxes, and a $5.7 million increase in customer advance payments and deferred revenue, partially offset by a $18.4 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards’ payroll tax payments, and $2.0 million of retirement plan contributions.

Investing activities during the six months ended July 5, 2015 used cash of $49.4 million, due to $590.3 million used for purchases of marketable securities, $282.3 million used for the acquisition of Universal Robots, and $46.1 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities of $231.4 million and $631.4 million, respectively, proceeds from the sale of an equity investment of $5.4 million, and proceeds from life insurance of $1.1 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies. The decrease in purchases of property, plant and equipment of $45.3 million was primarily due to higher purchases of testers for customer leasing in the six months ended June 29, 2014.

Financing activities during the six months ended July 5, 2015 used cash of $137.7 million, due to $128.3 million used for repurchase of 6.5 million shares of common stock at an average price of $19.74 per share, $25.9 million used for dividend payments, and $2.3 million used for debt issuance costs related to our April, 2015 revolving credit facility, partially offset by $17.9 million from the issuance of common stock under employee stock purchase and stock option plans and $0.9 million from the tax benefit related to employee stock compensation awards.

In the six months ended June 29, 2014, changes in operating assets and liabilities used cash of $27.9 million. This was due to a $97.7 million increase in operating assets and a $69.7 million increase in operating liabilities.

The increase in operating assets was due to a $143.1 million increase in accounts receivable due to higher sales, partially offset by a $27.0 million decrease in prepayments and other assets and an $18.5 million decrease in inventories due to higher sales. The increase in operating liabilities was due to a $39.3 million increase in accounts payable due to higher sales, a $37.9 million increase in other accrued liabilities, a $13.8 million increase in customer advance payments and deferred revenue and a $5.5 million increase in accrued income taxes, partially offset by a $20.1 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards’ payroll tax payments, a $4.3 million convertible note interest payment, and $2.4 million of retirement plan contributions.

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

Financing activities during the six months ended June 29, 2014 used cash of $190.3 million. $191.0 million of cash was used for payments on long-term debt and $11.7 million was used for dividend payments, partially offset by $10.6 million from the issuance of common stock under employee stock purchase and stock option plans and $1.7 million from the tax benefit related to employee stock compensation awards.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share that was paid on June 2, 2014. In the six months ended June 29, 2014, dividend payments were $11.7 million.

In January 2015 and May 2015, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the six months ended July 5, 2015, dividend payments were $25.9 million.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. As of July 5, 2015, we repurchased 6.5 million shares of common stock at an average price of $19.74, for a total cost of $128.3 million.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $455 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation for debt discount. The guidance in the new standard is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. Therefore the amortization of such costs should continue to be calculated using the interest method and be reported as interest expense. The standard is effective for our financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. This ASU is expected to have no impact on our financial position and results of operations.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. On April 1, 2015, the FASB proposed a deferral of the effective date of the new revenue standard by one year, until January 1, 2018. This deferral was approved on July 22, 2015. The standard will be effective in our first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the impact of this ASU on our financial position and results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 27, 2015. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2014.

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

Restrictive covenants in the agreement governing our senior secured revolving credit facility may restrict our ability to pursue business strategies.

The agreement governing our senior secured revolving credit facility limits our ability, among other things, to: incur additional secured indebtedness; sell, transfer, license or dispose of assets; consolidate or merge; enter into transactions with our affiliates; and incur liens. In addition, our senior secured revolving credit facility contains financial and other restrictive covenants that limit our ability to engage in activities that may be in our long term best interest, such as, subject to permitted exceptions, making capital expenditures in excess of certain thresholds, making investments, loans and other advances, and prepaying any additional indebtedness while our indebtedness under our senior secured revolving credit facility is outstanding. Our failure to comply with financial and other restrictive covenants could result in an event of default, which if not cured or waived, could result in the lenders requiring immediate payment of all outstanding borrowings or foreclosing on collateral pledged to them to secure the indebtedness.

We may not fully realize the benefits of our acquisitions or strategic alliances.

In June 2015, we acquired Universal Robots. We may not be able to realize the benefit of acquiring Universal Robots or successfully grow Universal Robots’ business. We may continue to acquire additional businesses, form strategic alliances or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses and liabilities. We may have difficulty in developing, manufacturing and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill, that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, our Board of Directors cancelled our 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. The cumulative repurchases as of July 5, 2015, totaled 6.5 million shares of common stock for $128.3 million at an average price of $19.74.

The following table includes information with respect to repurchases we made of our common stock during the three months ended July 5, 2015 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 6, 2015 – May 3, 2015	1,380		$18.77		1,380	$427,461
May 4, 2015 – May 31, 2015	1,224		$20.25		1,218	$402,816
June 1, 2015 – July 5, 2015	1,504		$20.77		1,499	$371,685

	4,108	(1)	$19.94	(1)	4,096

(1)	Includes 11,979 shares at an average price of $21.18, withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

2.1	Share Sale and Purchase Agreement by and among Teradyne Holdings Denmark ApS, Teradyne, Inc., and the shareholders of Universal Robots A/S, dated May 13, 2015 (filed herewith)

10.1	Credit Agreement among Teradyne, Inc., Barclays Bank PLC, as the administrative agent and collateral agent, and the lenders party thereto dated April 27, 2015 filed as Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed April 27, 2015

10.2	Amendment No. 1 to Credit Agreement, dated as of May 19, 2015, among Teradyne, Inc., Barclays Bank PLC, as the administrative agent and collateral agent, and the lenders party thereto (filed herewith)

10.3	2006 Equity and Cash Compensation Incentive Plan, as amended, filed as Appendix A to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 2, 2015

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 14, 2015