Form 10-Q
period 2015-10-04
TERADYNE, INC
filed 2015-11-13
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2015

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 6, 2015 was 205,517,339 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 4, 2015	December 31, 2014
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$294,217	$294,256
Marketable securities	525,381	533,787
Accounts receivable, less allowance for doubtful accounts of $2,418 and $2,491 at October 4, 2015 and December 31, 2014, respectively	245,233	151,034
Inventories, net:
Parts	85,713	70,821
Assemblies in process	15,885	10,347
Finished goods	26,834	23,961

	128,432	105,129
Deferred tax assets	58,480	57,239
Prepayments	80,779	95,819
Other current assets	4,135	6,582

Total current assets	1,336,657	1,243,846

Property, plant and equipment, net	275,089	329,038
Marketable securities	257,560	470,789
Deferred tax assets	6,909	7,494
Other assets	13,096	10,419
Retirement plans assets	13,933	12,896
Intangible assets, net	260,294	190,600
Goodwill	498,346	273,438

Total assets	$2,661,884	$2,538,520

LIABILITIES
Current liabilities:
Accounts payable	$81,642	$47,763
Accrued employees’ compensation and withholdings	98,252	100,994
Deferred revenue and customer advances	74,318	71,603
Other accrued liabilities	83,823	50,247
Contingent consideration	14,447	895
Accrued income taxes	43,259	20,049

Total current liabilities	395,741	291,551

Long-term deferred revenue and customer advances	29,490	19,929
Retirement plans liabilities	107,102	108,460
Deferred tax liabilities	35,494	23,315
Long-term other accrued liabilities	28,304	13,830
Long-term contingent consideration	20,148	2,455

Total liabilities	616,279	459,540

Commitments and contingencies (See Note P)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized; 207,240 shares and 216,613 shares issued and outstanding at October 4, 2015 and December 31, 2014, respectively	25,904	27,077
Additional paid-in capital	1,471,641	1,437,135
Accumulated other comprehensive income	67	4,689
Retained earnings	547,993	610,079

Total shareholders’ equity	2,045,605	2,078,980

Total liabilities and shareholders’ equity	$2,661,884	$2,538,520

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands, except per share amount)
Revenues:
Products	$386,488	$402,987	$1,096,056	$1,110,861
Services	79,506	75,023	225,077	213,726

Total revenues	465,994	478,010	1,321,133	1,324,587
Cost of revenues:
Cost of products	170,963	182,591	471,450	509,450
Cost of services	36,405	34,298	100,067	96,556

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	207,368	216,889	571,517	606,006

Gross profit	258,626	261,121	749,616	718,581
Operating expenses:
Engineering and development	74,027	71,953	221,309	212,452
Selling and administrative	77,481	73,064	226,595	228,556
Acquired intangible assets amortization	20,053	18,271	49,119	54,813
Restructuring and other	261	(405)	(124)	167

Total operating expenses	171,822	162,883	496,899	495,988

Income from operations	86,804	98,238	252,717	222,593
Non-operating (income) expense:
Interest income	(1,708)	(1,922)	(5,198)	(4,224)
Interest expense	508	144	1,114	6,720
Other (income) expense, net	596	(654)	(5,180)	(92)

Income before income taxes	87,408	100,670	261,981	220,189
Income tax provision	15,955	17,721	54,863	35,106

Net income	$71,453	$82,949	$207,118	$185,083

Net income per common share:
Basic	$0.34	$0.40	$0.97	$0.93

Diluted	$0.34	$0.38	$0.96	$0.83

Weighted average common shares—basic	210,032	207,381	213,688	198,367

Weighted average common shares—diluted	211,736	218,333	215,348	223,795

Cash dividend declared per common share	$0.06	$0.06	$0.18	$0.12

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Net income	$71,453	$82,949	$207,118	$185,083

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax of $0	3,267	—	(3,000)	—
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $48, $(139), $(896), $1,103	283	(138)	(593)	2,166
Less: Reclassification adjustment for gains included in net income, net of tax of $(126), $(348), $(335), $(591)	(247)	(638)	(808)	(1,086)

	36	(776)	(1,401)	1,080
Defined benefit pension and post-retirement plans:
Amortization of net prior service benefit included in net periodic pension expense and post-retirement benefit income, net of tax of $(42), $(42), $(127), $(127)	(74)	(74)	(221)	(221)

Other comprehensive income (loss)	3,229	(850)	(4,622)	859

Comprehensive income	$74,682	$82,099	$202,496	$185,942

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 4, 2015	September 28, 2014
	(in thousands)
Cash flows from operating activities:
Net income	$207,118	$185,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,531	52,832
Amortization	52,159	62,122
Stock-based compensation	23,080	31,873
Provision for excess and obsolete inventory	18,939	21,505
Non-cash charge for the sale of inventories revalued at the date of acquisition	1,567	—
Tax benefit related to employee stock compensation awards	(3,213)	(1,726)
Contingent consideration adjustment	(2,600)	(630)
Gain from the sale of an equity investment	(5,406)	—
Deferred taxes	(13,973)	(8,747)
Other	2,523	2,110
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(91,117)	(163,670)
Inventories	33,376	38,267
Prepayments and other assets	15,529	47,784
Accounts payable and other accrued expenses	52,663	29,109
Deferred revenue and customer advances	6,751	14,266
Retirement plans contributions	(2,998)	(3,281)
Accrued income taxes	25,677	10,208

Net cash provided by operating activities	372,606	317,105
Cash flows from investing activities:
Purchases of property, plant and equipment	(66,727)	(146,352)
Acquisition of business, net of cash acquired	(282,741)	—
Purchases of available-for-sale marketable securities	(957,606)	(844,056)
Proceeds from sales of available-for-sale marketable securities	843,734	236,060
Proceeds from maturities of available-for-sale marketable securities	330,363	495,565
Proceeds from the sale of an equity investment	5,406	—
Proceeds from life insurance	1,098	4,391

Net cash used for investing activities	(126,473)	(254,392)
Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock option plans	18,145	21,030
Tax benefit related to employee stock compensation awards	3,213	1,726
Repurchase of common stock	(226,843)	—
Dividend payments	(38,434)	(24,428)
Payment of revolving credit facility costs	(2,253)	—
Payments of long-term debt	—	(190,975)

Net cash used for financing activities	(246,172)	(192,647)

Decrease in cash and cash equivalents	(39)	(129,934)
Cash and cash equivalents at beginning of period	294,256	341,638

Cash and cash equivalents at end of period	$294,217	$211,704

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2014, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. The Company

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automation equipment for test and industrial applications. Teradyne’s automatic test equipment and industrial automation products and services include:

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

Revenue Recognition

Teradyne recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to Teradyne’s customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, Teradyne defers revenue recognition until such events occur except when title transfer is tied to cash payment outside the United States. Outside the United States, Teradyne recognizes revenue upon shipment or at delivery destination point, even if Teradyne retains a form of title to products delivered to customers, provided the sole purpose is to enable Teradyne to recover the products in the event of customer payment default and the arrangement does not prohibit the customer’s use or resale of the product in the ordinary course of business.

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

C. Recently Issued Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. Teradyne early adopted this ASU in the three months ended October 4, 2015. Adoption of this ASU did not have a material impact on Teradyne’s financial position and results of operations.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation for debt discount. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. On August 8, 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30)” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For Teradyne, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. This ASU is expected to have no impact on Teradyne’s financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. In August 2015 FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard by 1 year. For Teradyne, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

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

The Universal Robots acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to Universal Robots’ net tangible liabilities and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible assets and net tangible liabilities in the amount of $227.0 million was allocated to goodwill, which is not deductible for tax purposes. The purchase price allocation is preliminary pending the final determination of the fair value of contingent consideration, acquired assets and assumed liabilities. Teradyne expects to finalize the purchase price calculation in the fourth quarter of 2015.

The following table represents the preliminary allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$227,021
Intangible assets	119,950
Tangible assets acquired and liabilities assumed:
Current assets	10,853
Non-current assets	3,415
Accounts payable and current liabilities	(11,973)
Long-term deferred tax liabilities	(25,736)
Long-term other liabilities	(5,844)

Total purchase price	$317,686

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

For the three months ended October 4, 2015, Universal Robots contributed $16.1 million of revenues and had a $(4.8) million loss from operations before income taxes.

For the period from June 12, 2015 to October 4, 2015, Universal Robots contributed $19.8 million of revenues and had a $(6.5) million loss from operations before income taxes.

The following unaudited pro forma information gives effect to the acquisition of Universal Robots as if the acquisition occurred on January 1, 2014. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2014	October 4, 2015	September 28, 2014
Revenue	$485,842	$1,339,181	$1,347,616
Net income	76,112	197,745	162,474
Net income per common share:
Basic	$0.37	$0.93	$0.82

Diluted	$0.35	$0.92	$0.73

Pro forma results for the nine months ended October 4, 2015 were adjusted to exclude $1.6 million of non-recurring expense related to the fair value adjustment to acquisition-date inventory and $1.0 million of acquisition related costs incurred in 2015.

Pro forma results for the nine month ended September 28, 2014, were adjusted to include $1.6 million of non-recurring expense related to the fair value adjustment to acquisition-date inventory and $1.0 million of acquisition related costs.

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

In the three and nine months ended October 4, 2015, the fair value of contingent consideration for the earn-out in connection with the acquisition of AIT was reduced by $1.0 million due to a decrease in the revenue probabilities in the periods of 2015 and 2016.

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

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of Accounting Standards Codification (“ASC”) 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of October 4, 2015, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and nine months ended October 4, 2015. As defined in ASC 820-10 “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Realized losses recorded in the nine months ended October 4, 2015 were $0.2 million. There were no realized losses recorded in the three and nine months ended September 28, 2014. Realized gains recorded in the three and nine months ended October 4, 2015 were $0.4 million and $1.4 million, respectively. Realized gains recorded in the three and nine months ended September 28, 2014 were $1.0 million and $1.7 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the nine months ended October 4, 2015 and September 28, 2014, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 4, 2015 and December 31, 2014.

	October 4, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$159,858	$—	$—	$159,858
Cash equivalents	125,879	8,480	—	134,359
Available-for-sale securities:
U.S. Treasury securities	—	349,653	—	349,653
U.S. government agency securities	—	213,491	—	213,491
Corporate debt securities	—	114,807	—	114,807
Certificates of deposit and time deposits	—	45,677	—	45,677
Commercial paper	—	45,510	—	45,510
Equity and debt mutual funds	13,377	—	—	13,377
Non-U.S. government securities	—	426	—	426

Total	$299,114	$778,044	$—	$1,077,158

Derivative assets	—	109	—	109

Total	$299,114	$778,153	$—	$1,077,267

Liabilities
Contingent consideration	$—	$—	$34,595	$34,595
Derivative liabilities	—	97	—	97

Total	$—	$97	$34,595	$34,692

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$285,737	$8,480	$—	$294,217
Marketable securities	—	525,381	—	525,381
Long-term marketable securities	13,377	244,183	—	257,560
Prepayments	—	109	—	109

	$299,114	$778,153	$—	$1,077,267

Liabilities
Other current liabilities	$—	$97	$—	$97
Contingent consideration	—	—	14,447	14,447
Long-term contingent consideration	—	—	20,148	20,148

	$—	$97	$34,595	$34,692

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$111,471	$—	$—	$111,471
Cash equivalents	160,218	22,567	—	182,785
Available-for-sale securities:
U.S. Treasury securities	—	402,154	—	402,154
U.S. government agency securities	—	258,502	—	258,502
Corporate debt securities	—	141,467	—	141,467
Commercial paper	—	140,638	—	140,638
Certificates of deposit and time deposits	—	49,036	—	49,036
Equity and debt mutual funds	12,333	—	—	12,333
Non-U.S. government securities	—	446	—	446

Total	$284,022	$1,014,810	$—	$1,298,832

Derivative assets	—	220	—	220

Total	$284,022	$1,015,030	$—	$1,299,052

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivative liabilities	—	369	—	369

Total	$—	$369	$3,350	$3,719

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$271,689	$22,567	$—	$294,256
Marketable securities	—	533,787	—	533,787
Long-term marketable securities	12,333	458,456	—	470,789
Prepayments	—	220	—	220

	$284,022	$1,015,030	$—	$1,299,052

Liabilities
Other current liabilities	$—	$369	$—	369
Contingent consideration	—	—	895	895
Long-term contingent consideration	—	—	2,455	2,455

	$—	$369	$3,350	$3,719

Changes in the fair value of Level 3 contingent consideration for the three and nine months ended October 4, 2015 and September 28, 2014 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Balance at beginning of period	$35,595	$2,230	$3,350	$2,230
Acquisition of Universal Robots	—	—	33,845	—
Fair value adjustment(a)(b)	(1,000)	(630)	(2,600)	(630)

Balance at end of period	$34,595	$1,600	$34,595	$1,600

(a)	In the three and nine months ended October 4, 2015, the fair value of contingent consideration for the earn-out in connection with the acquisition of AIT was reduced by $1.0 million due to a decrease in the revenue probabilities in the periods of 2015 and 2016.
(b)	In the nine months ended October 4, 2015, the fair value measurement of the contingent consideration for the earn-out in connection with the acquisition of ZTEC Instruments, Inc. was reduced by $1.6 million, to $0, because Teradyne and the Securityholder Representative, on behalf of the ZTEC securityholders, agreed to terminate the earn-out prior to the end of the December 31, 2015 earn-out period, with no payout in connection with the resolution of indemnity claims asserted by both Teradyne and the Securityholder Representative.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	October 4, 2015 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$33,845	Income approach- discounted cash flow	EBITDA earn-out for calendar year 2015 probability	99%
			Discount rate	6.0%
			Revenue earn-out for period July 1, 2015—December 31, 2017 probability	72%
			Discount rate	8.0%
			Revenue earn-out for period July 1, 2015—December 31, 2018 probability	29%
			Discount rate	10.0%

Contingent consideration (AIT)	$750	Income approach- discounted cash flow	Revenue earn-out for calendar years 2015 and 2016 probability	36%
			Discount rate	4.7%

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

In the three and nine months ended October 4, 2015, the fair value of contingent consideration for the earn-out in connection with the acquisition of AIT was reduced by $1.0 million due to a decrease in the revenue probabilities in the periods of 2015 and 2016.

The carrying amounts and fair values of Teradyne’s financial instruments at October 4, 2015 and December 31, 2014 were as follows:

	October 4, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$294,217	$294,217	$294,256	$294,256
Marketable securities	782,941	782,941	1,004,576	1,004,576
Derivative assets	109	109	220	220
Liabilities
Contingent consideration	34,595	34,595	3,350	3,350
Derivative liabilities	97	97	369	369

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at October 4, 2015 and December 31, 2014:

	October 4, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$349,464	$385	$(196)	$349,653	$19,260
U.S. government agency securities	213,149	342	—	213,491	—
Corporate debt securities	115,130	1,305	(1,628)	114,807	48,369
Certificates of deposit and time deposits	45,652	25	—	45,677	3,505
Commercial paper	45,498	12	—	45,510	—
Equity and debt mutual funds	12,291	1,183	(97)	13,377	1,900
Non-U.S. government securities	426	—	—	426	—

	$781,610	$3,252	$(1,921)	$782,941	$73,034

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$525,052	$335	$(6)	$525,381	$27,172
Long-term marketable securities	256,558	2,917	(1,915)	257,560	45,862

	$781,610	$3,252	$(1,921)	$782,941	$73,034

	December 31, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$402,197	$362	$(405)	$402,154	$317,771
U.S. government agency securities	258,452	135	(85)	258,502	104,642
Corporate debt securities	139,374	2,414	(321)	141,467	96,998
Commercial paper	140,616	26	(4)	140,638	41,747
Certificates of deposit and time deposits	49,048	11	(23)	49,036	20,684
Equity and debt mutual funds	10,492	1,870	(29)	12,333	1,234
Non-U.S. government securities	446	—	—	446	—

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$533,833	$99	$(145)	$533,787	$240,234
Long-term marketable securities	466,792	4,719	(722)	470,789	342,842

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

As of October 4, 2015, unrealized losses on marketable securities were $1.9 million and the fair market value of investments with unrealized losses was $73.0 million. Of this value, $0.3 million had unrealized losses greater than one year and $72.7 million had unrealized losses less than one year. As of December 31, 2014, unrealized losses on marketable securities were $0.9 million and the fair market value of investments with unrealized losses was $583.1 million. Of this value, $2.3 million had unrealized losses greater than one year and $580.8 million had unrealized losses less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at October 4, 2015 and December 31, 2014, were temporary.

The contractual maturities of investments held at October 4, 2015 were as follows:

	October 4, 2015
	Cost	Fair Market Value
	(in thousands)
Due within one year	$525,052	$525,381
Due after 1 year through 5 years	199,957	200,305
Due after 5 years through 10 years	6,075	6,191
Due after 10 years	38,235	37,687

Total	$769,319	$769,564

Contractual maturities of investments held at October 4, 2015 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts was $91.5 million and $73.0 million at October 4, 2015 and December 31, 2014, respectively. The fair value of the outstanding contracts was $0.0 million and a loss of $0.1 million at October 4, 2015 and December 31, 2014, respectively.

In the three and nine months ended October 4, 2015, Teradyne recorded a net realized loss of $0.8 million and $2.7 million, respectively, related to foreign currency forward contracts hedging net monetary positions.

In the three months ended September 28, 2014, Teradyne recorded a net realized gain of $0.2 million related to foreign currency forward contracts hedging net monetary positions. In the nine months ended September 28, 2014, Teradyne recorded a net realized loss of $1.6 million related to foreign currency forward contracts hedging net monetary positions. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments at October 4, 2015 and December 31, 2014:

	Balance Sheet Location	October 4, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts assets	Prepayments	$109	$220
Foreign exchange contracts liabilities	Other current liabilities	(97)	(369)

Total derivatives		$12	$(149)

Teradyne’s foreign exchange contracts are subject to master netting agreements.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and nine months ended October 4, 2015 and September 28, 2014. The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended October 4, 2015, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.1 million and $2.3 million, respectively. For the three months ended September 28, 2014, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.4 million. For the nine months ended September 28, 2014, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.9 million.

	Location of (Gains) Losses Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$677	$237	$2,555	$(1,632)

Total Derivatives		$677	$237	$2,555	$(1,632)

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five year term of the revolving credit facility and are included in interest expense in the statement of operations. As of November 13, 2015, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of October 4, 2015, Teradyne was in compliance with all covenants.

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

The interest expense on Teradyne’s convertible senior notes for the nine months ended October 4, 2015 and September 28, 2014 was as follows:

	For the Nine Months Ended
	October 4, 2015	September 28, 2014
	(in thousands)
Contractual interest expense on the coupon	$—	$1,757
Amortization of the discount component and debt issuance fees recognized as interest expense	—	4,493

Total interest expense on the convertible debt	$—	$6,250

G. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	October 4, 2015	December 31, 2014
	(in thousands)
Contract manufacturer prepayments	$55,624	$65,972
Prepaid maintenance and other services	6,642	7,343
Prepaid taxes	6,585	11,462
Other prepayments	11,928	11,042

Total prepayments	$80,779	$95,819

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	October 4, 2015	December 31, 2014
	(in thousands)
Extended warranty	$47,489	$43,300
Product maintenance and training	37,976	30,500
Customer advances	6,133	8,875
Undelivered elements and other	12,210	8,857

Total deferred revenue and customer advances	$103,808	$91,532

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

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Balance at beginning of period	$8,228	$9,073	$8,942	$6,660
Acquisition	—	—	372	—
Accruals for warranties issued during the period	3,261	4,419	9,548	12,675
Adjustments related to pre-existing warranties	(1,211)	(559)	(3,039)	(1,000)
Settlements made during the period	(2,370)	(2,982)	(7,915)	(8,384)

Balance at end of period	$7,908	$9,951	$7,908	$9,951

When Teradyne receives revenue for extended warranty beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Balance at beginning of period	$43,299	$40,052	$43,300	$34,909
Acquisition	—	—	699	—
Deferral of new extended warranty revenue	10,442	9,896	22,818	24,218
Recognition of extended warranty deferred revenue	(6,252)	(6,451)	(19,328)	(15,630)

Balance at end of period	$47,489	$43,497	$47,489	$43,497

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

During the nine months ended October 4, 2015 and September 28, 2014, Teradyne granted 0.2 million and 0.1 million, TSR PRSUs, respectively, with a grant date fair value of $18.21 and $22.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	October 4, 2015	September 28, 2014
Risk-free interest rate	0.77%	0.75%
Teradyne volatility-historical	28.2%	36.1%
Philadelphia Semiconductor Index volatility-historical	19.7%	24.6%
Dividend yield	1.33%	1.25%

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

During the nine months ended October 4, 2015, Teradyne granted 1.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $17.27 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $4.43.

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

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 4, 2015	September 28, 2014
Expected life (years)	4.0	4.0
Risk-free interest rate	1.1%	1.2%
Volatility-historical	33.4%	38.8%
Dividend yield	1.33%	1.25%

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

K. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	For the Nine Months Ended October 4, 2015
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2014, net of tax of $1,598, $(453)	$—	$2,365	$2,324	$4,689

Other comprehensive loss before reclassifications, net of tax of $0, $(896)	(3,000)	(593)	—	(3,593)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(335), $(127)	—	(808)	(221)	(1,029)

Net current period other comprehensive loss, net of tax of $0, $(1,231), $(127)	(3,000)	(1,401)	(221)	(4,622)

Balance at October 4, 2015, net of tax of $0, $367, $(580)	$(3,000)	$964	$2,103	$67

	For the Nine Months Ended September 28, 2014
	Unrealized Gains on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$1,381	$2,619	$4,000

Other comprehensive income before reclassifications, net of tax of $1,103, $0	2,166	—	2,166
Amounts reclassified from accumulated other comprehensive income, net of tax of $(591), $(127)	(1,086)	(221)	(1,307)

Net current period other comprehensive income (loss), net of tax of $512, $(127)	1,080	(221)	859

Balance at September 28, 2014, net of tax of $1,306, $(411)	$2,461	$2,398	$4,859

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and nine months ended October 4, 2015 and September 28, 2014, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $126, $348, $335, $591	$247	$638	$808	$1,086	Interest income
Amortization of defined benefit pension and postretirement plans:
Prior service benefit, net of tax of $42, $42, $127, $127	74	74	221	221	(a)

Total reclassifications, net of tax of $168, $390, $462, $718	$321	$712	$1,029	$1,307	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

L. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by reportable segments for the nine months ended October 4, 2015, were as follows:

	Wireless Test	Industrial Automation	System Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2014:
Goodwill	$361,819	$—	$158,699	$260,540	$781,058
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

	262,922	—	10,516	—	273,438
Universal Robots acquisition	—	226,501	—	—	226,501
Universal Robots adjustment	—	520	—	—	520
Foreign currency translation adjustment	—	(2,113)	—	—	(2,113)

Balance at October 4, 2015:
Goodwill	361,819	224,908	158,699	260,540	1,005,966
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

	$262,922	$224,908	$10,516	$—	$498,346

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	October 4, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$381,071	$206,256	$174,815	6.0 years
Customer relationships	110,464	59,395	51,069	7.9 years
Tradenames and trademarks	51,588	17,418	34,170	9.5 years
Non-compete agreement	320	80	240	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$543,613	$283,319	$260,294	6.7 years

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$224,059	$121,454	6.2 years
Customer relationships	146,635	93,998	52,637	7.7 years
Tradenames and trademarks	30,414	14,205	16,209	9.0 years
Non-compete agreement	320	20	300	4.0 years
Customer order backlog	170	170	—	0.3 years

Total intangible assets	$523,052	$332,452	$190,600	6.8 years

During the nine months ended October 4, 2015, Teradyne wrote off $98.2 million of fully amortized intangible assets.

Aggregate intangible asset amortization expense was $20.1 million and $49.1 million, respectively, for the three and nine months ended October 4, 2015 and $18.3 million and $54.8 million, respectively, for the three and nine months ended September 28, 2014. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2015 (remainder)	$20,029
2016	80,117
2017	71,498
2018	44,647
2019	23,785
Thereafter	20,218

M. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$71,453	$82,949	$207,118	$185,083

Weighted average common shares-basic	210,032	207,381	213,688	198,367
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	—	—	6,684
Convertible note hedge warrant shares (2)	—	8,885	—	16,744
Restricted stock units	1,103	1,167	994	975
Stock options	578	879	626	997
Employee stock purchase plan	23	21	40	28

Dilutive potential common shares	1,704	10,952	1,660	25,428

Weighted average common shares-diluted	211,736	218,333	215,348	223,795

Net income per common share-basic	$0.34	$0.40	$0.97	$0.93

Net income per common share-diluted	$0.34	$0.38	$0.96	$0.83

(1)	Incremental shares from the assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible note hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.6650, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) was excluded from the calculation of diluted shares because the effect was anti-dilutive. See Note F: “Debt” regarding the convertible note hedge transaction.

The computation of diluted net income per common share for the three and nine months ended October 4, 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended September 28, 2014 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

N. Restructuring and Other

Other

During the three months ended October 4, 2015, Teradyne recorded a $1.0 million gain from the decrease in the fair value of the AIT contingent consideration liability, partially offset by $0.1 million of acquisition costs related to Universal Robots.

During the nine months ended October 4, 2015, Teradyne recorded a $2.6 million gain from the decrease in the fair value of contingent consideration liability, of which $1.6 million was related to the ZTEC acquisition and $1.0 million was related to the AIT acquisition, partially offset by $1.1 million of acquisition costs related to Universal Robots.

During the three and nine months ended September 28, 2014, Teradyne recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

Restructuring

During the three and nine months ended October 4, 2015, Teradyne recorded $1.1 million and $1.4 million, respectively, of severance charges related to headcount reductions of 18 and 22 people, respectively, primarily in System Test. During the nine months ended September 28, 2014, Teradyne recorded $0.8 million of severance charges related to headcount reductions of 30 people, primarily in Wireless Test.

O. Retirement Plans

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

In the nine months ended October 4, 2015, Teradyne contributed $1.9 million to the U.S. supplemental executive defined benefit pension plan and $0.6 million to certain qualified plans for non-U.S. subsidiaries.

For the three and nine months ended October 4, 2015 and September 28, 2014, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	October 4, 2015		September 28, 2014
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$616	$259	$555	$206
Interest cost	3,285	357	3,219	431
Expected return on plan assets	(3,629)	(185)	(3,126)	(209)
Amortization of prior service cost	34	—	34	—

Total net periodic pension cost	$306	$431	$682	$428

	For the Nine Months Ended
	October 4, 2015		September 28, 2014
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,847	$768	$1,663	$705
Interest cost	9,856	1,101	9,656	1,446
Expected return on plan assets	(10,888)	(595)	(9,375)	(685)
Amortization of prior service cost	101	—	101	—
Actuarial (gain) loss	(3)	—	362	—

Total net periodic pension cost	$913	$1,274	$2,407	$1,466

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

For the three and nine months ended October 4, 2015 and September 28, 2014, Teradyne’s net periodic postretirement benefit income was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Service cost	$12	$15	$36	$44
Interest cost	59	84	177	252
Amortization of prior service benefit	(150)	(150)	(449)	(449)
Actuarial gain	—	—	(19)	(247)

Total net periodic post-retirement benefit	$(79)	$(51)	$(255)	$(400)

P. Commitments and Contingencies

Purchase Commitments

As of October 4, 2015, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $219.6 million, of which $214.2 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. Income Taxes

The effective tax rate for the three months ended October 4, 2015 and September 28, 2014 was 18.3% and 17.6%, respectively. The effective tax rates for these periods were lower than the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States. The tax rate for the three months ended October 4, 2015 was increased by additions to the uncertain tax positions for transfer pricing included in the projected annual effective tax rate, partially offset by $3.3 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $0.6 million of reductions in uncertain tax positions resulting from the expiration of statutes and $0.9 million from other discrete tax benefits.

The tax rate for the three months ended September 28, 2014 was increased by $5.6 million of discrete tax expense composed of $7.2 million of additions to the uncertain tax positions for transfer pricing net of $0.9 million of discrete tax benefits resulting from increases in credit carry forwards and $0.7 million from other discrete tax benefits.

The effective tax rate for the nine months ended October 4, 2015 and September 28, 2014 was 20.9% and 15.9%, respectively. The effective tax rates for these periods were lower than the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States. The tax rate for the nine months ended October 4, 2015 was increased by additions to the uncertain tax positions for transfer pricing included in the projected annual effective tax rate, partially offset by $5.0 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $1.3 million of reductions in uncertain tax positions resulting from the expiration of statutes and the settlement of an audit, $0.9 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million from other discrete tax benefits.

The tax rate for the nine months ended September 28, 2014 was increased by $2.6 million of discrete tax expense composed of $7.2 million of additions to the uncertain tax positions for transfer pricing net of $1.7 million of discrete tax benefits from disqualifying dispositions of incentive stock options and employee stock purchase plan shares, $0.9 million of discrete tax benefits resulting from increases in credit carry forwards and $2.0 million from other discrete tax benefits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of October 4, 2015, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more likely than not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of October 4, 2015 and December 31, 2014, Teradyne had $33.3 million and $30.4 million, respectively, of reserves for uncertain tax positions. The $2.9 million net increase in reserves for uncertain tax positions relates primarily to transfer pricing exposures.

As of October 4, 2015, Teradyne anticipated the liability for uncertain tax positions could decrease by approximately $0.1 million over the next twelve months, primarily as a result of the expiration of statutes of limitations. The potential decrease is related to transfer pricing exposures.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of October 4, 2015 and December 31, 2014, $0.3 million and $0.6 million, respectively, of interest and penalties were included in the reserve for uncertain tax positions.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended October 4, 2015 was $9.9 million, or $0.05 per diluted share. The tax savings due to the tax holiday for the nine months ended September 28, 2014 was $12.3 million, or $0.05 per diluted share. The tax holiday is currently expected to expire on December 31, 2015. Teradyne is in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

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

Segment information for the three and nine months ended October 4, 2015 and September 28, 2014 is as follows:

	Semiconductor Test	Wireless Test	System Test	Industrial Automation	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended October 4, 2015:
Revenues	$325,516	$55,359	$69,062	$16,057	$—	$465,994
Income (loss) before income taxes (1)(2)	73,957	2,997	13,751	(4,847)	1,550	87,408
Total assets (3)	591,445	447,461	109,078	360,068	1,153,832	2,661,884
Three months ended September 28, 2014:
Revenues	$380,083	$54,838	$43,089	$—	$—	$478,010
Income before income taxes (1)(2)	91,900	2,379	5,779	—	612	100,670
Total assets (3)	748,499	614,911	83,769	—	1,247,828	2,695,007
Nine months ended October 4, 2015:
Revenues	$996,748	$152,285	$152,320	$19,780	$—	$1,321,133
Income (loss) before income taxes (1)(2)	246,627	(603)	10,423	(6,547)	12,081	261,981
Total assets (3)	591,445	447,461	109,078	360,068	1,153,832	2,661,884
Nine months ended September 28, 2014:
Revenues	$1,063,254	$144,747	$116,586	$—	$—	$1,324,587
Income (loss) before income taxes (1)(2)	233,770	(8,477)	5,512	—	(10,616)	220,189
Total assets (3)	748,499	614,911	83,769	—	1,247,828	2,695,007

(1)	Interest income, interest expense, and other (income) expense, net are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges related to inventory and other.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Cost of revenues—inventory charge	$1,697	$4,404	$8,637	$14,322
Restructuring and other	194	—	499	—

Total	$1,891	$4,404	$9,136	$14,322

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Cost of revenues—inventory charge	$901	$1,267	$2,077	$5,239
Restructuring and other	—	—	—	426

Total	$901	$1,267	$2,077	$5,665

Included in the System Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Cost of revenues—inventory charge	$460	$763	$8,225	$1,944
Restructuring and other	923	225	923	371

Total	$1,383	$988	$9,148	$2,315

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Cost of revenues—inventory step-up (1)	$972	$—	$1,567	$—

Total	$972	$—	$1,567	$—

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
	(in thousands)
Restructuring and other—AIT contingent consideration adjustment	$(1,000)	$—	$(1,000)	$—
Restructuring and other—Universal Robots acquisition costs	144	—	1,104	—
Restructuring and other—ZTEC contingent consideration adjustment	—	(630)	(1,600)	(630)
Other (income) expense, net—gain from the sale of an equity investment	—	—	(5,406)	—
Selling and administrative—stock based compensation expense (2)	—	—	—	6,598

Total	$(856)	$(630)	$(6,902)	$5,968

(1)	Included in the cost of revenues for the three and nine months ended October 4, 2015 is the cost for purchase accounting inventory step-up.
(2)	Expense related to the January 2014 retirement of Teradyne’s former chief executive officer; see Note J: “Stock-Based Compensation.”

S. Shareholders’ Equity

Stock Repurchase Program

In January 2015, the Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, $300 million of which Teradyne intends to repurchase in 2015. The cumulative repurchases as of October 4, 2015 totaled 11.9 million shares of common stock for a total purchase price of $226.8 million at an average price per share of $19.09. The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2015, May 2015, and August 2015, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Dividend payments for the three and nine months ended October 4, 2015 were $12.6 million and $38.4 million, respectively.

In January 2014 and August 2014, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Dividend payments for the three and nine months ended September 28, 2014 were $12.8 million and $24.4 million, respectively.

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward looking statements to reflect actual results or changes in factors or assumptions affecting forward- looking statements, except as may be required by law.

Overview

We are a leading global supplier of automation equipment for test and industrial applications. We design, develop, manufacture and sell automatic test systems and solutions used to test semiconductors, wireless products, hard disk drives and circuit boards in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our automatic test equipment and industrial automation products and services include:

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

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. Except for below, there have been no significant changes during the nine months ended October 4, 2015 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Revenue Recognition

We recognize revenues when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the services have been rendered, the sales price is fixed or determinable and collection of the related receivable is reasonably assured. Title and risk of loss generally pass to our customers upon shipment or at delivery destination point. In circumstances where either title or risk of loss pass upon destination, acceptance or cash payment, we defer revenue recognition until such events occur except when title transfer is tied to cash payment outside the United States. Outside the United States, we recognize revenue upon shipment or at delivery destination point, even if we retain a form of title to products delivered to customers, provided the sole purpose is to enable us to recover the products in the event of customer payment default and the arrangement does not prohibit the customer’s use or resale of the product in the ordinary course of business.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Percentage of revenues:
Revenues:
Products	83%	84%	83%	84%
Services	17	16	17	16

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	37	38	36	38
Cost of services	8	7	8	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	45	45	43	46

Gross profit	55	55	57	54
Operating expenses:
Engineering and development	16	15	17	16
Selling and administrative	17	15	17	17
Acquired intangible assets amortization	4	4	4	4
Restructuring and other	—	—	—	—

Total operating expenses	37	34	38	37

Income from operations	19	21	19	17
Non-operating (income) expenses
Interest income	—	—	—	—
Interest expense	—	—	—	1
Other (income) expense, net	—	—	—	—

Income before income taxes	19	21	20	17
Income tax provision	3	4	4	3

Net income	15%	17%	16%	14%

Results of Operations

Third Quarter 2015 Compared to Third Quarter 2014

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	October 4, 2015	September 28, 2014
Semiconductor Test	0.6	0.5
Wireless Test	0.7	0.8
System Test	0.7	0.6
Industrial Automation	1.0	—
Total Company	0.7	0.6

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2015	September 28, 2014
	(in millions)
Semiconductor Test	$325.5	$380.1	$(54.6)
System Test	69.1	43.1	26.0
Wireless Test	55.4	54.8	0.6
Industrial Automation	16.1	—	16.1

	$466.0	$478.0	$(12.0)

The decrease in Semiconductor Test revenues of $54.6 million, or 14.4%, was primarily due to lower system-on-a-chip (“SOC”) product volume, driven by the application processor and microcontroller markets. The increase in System Test revenue of $26.0 million, or 60%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The increase in Wireless Test revenue of $0.6 million, or 1.1%, was primarily driven by higher cellular test system sales. The acquisition of Universal Robots, which is our Industrial Automation segment, completed in June of 2015, added $16.1 million of revenue in the three months ended October 4, 2015.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	October 4, 2015	September 28, 2014
Taiwan	31%	31%
China	15	18
United States	12	12
Philippines	8	5
Europe	7	7
Korea	6	10
Singapore	6	5
Japan	6	4
Thailand	5	2
Malaysia	3	5
Rest of World	1	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	October 4, 2015	September 28, 2014
	(in millions)
Gross Profit	$258.6	$261.1	$(2.5)
Percent of Total Revenues	55.5%	54.6%	0.9

Gross profit as a percent of revenue increased by 0.9 points primarily as a result of an increase of 1.2 points related to lower variable compensation and other spending, partially offset by a decrease of 0.3 points related to lower sales in Semiconductor Test.

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

During the three months ended October 4, 2015, we recorded an inventory provision of $3.1 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $3.1 million of total excess and obsolete provisions, $1.7 million was related to Semiconductor Test, $0.9 million was related to Wireless Test, and $0.5 million was related to System Test.

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

During the three months ended October 4, 2015 and September 28, 2014, we scrapped $3.6 million and $11.1 million of inventory, respectively. During the three months ended October 4, 2015 and September 28, 2014, we sold $2.0 million and $6.2 million of previously written-down or written-off inventory, respectively. As of October 4, 2015, we had inventory related reserves for inventory which had been written-down or written-off totaling $121.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2015	September 28, 2014
	(in millions)
Engineering and Development	$74.0	$72.0	$2.0
Percent of Total Revenues	15.9%	15.1%

The increase of $2.0 million in engineering and development expenses was due primarily to increased spending in System Test and from the acquisition of Universal Robots.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 4, 2015	September 28, 2014
	(in millions)
Selling and Administrative	$77.5	$73.1	$4.4
Percent of Total Revenues	16.6%	15.3%

The increase of $4.4 million in selling and administrative expenses was due primarily to additional costs as a result of the acquisition of Universal Robots in June 2015.

Restructuring and Other

Restructuring

During the three months ended October 4, 2015, we recorded $1.1 million of severance charges related to headcount reductions of 18 people, primarily in System Test. During the three months ended September 28, 2014, we recorded $0.2 million of severance charges related to headcount reductions of 2 people in System Test.

Other

During the three months ended October 4, 2015, we recorded a $1.0 million gain from the decrease in the fair value of the AIT contingent consideration liability, partially offset by $0.1 million of acquisition costs related to Universal Robots.

During the three months ended September 28, 2014, we recorded a $0.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration.

Income Taxes

The effective tax rate for the three months ended October 4, 2015 and September 28, 2014 was 18.3% and 17.6%, respectively. The increase in the effective tax rate is primarily attributable to a projected increase in income subject to tax in the United States as compared to lower rate foreign jurisdictions net of $7.2 million decrease in discrete tax expense related to uncertain tax positions for transfer pricing and $1.8 million of discrete tax benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements. We are in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

Nine Months of 2015 Compared to Nine Months of 2014

Revenues

Revenues by our four reportable segments were as follows:

	For the Nine Months Ended
	October 4, 2015	September 28, 2014	Dollar Change
	(in millions)
Semiconductor Test	$996.7	$1,063.3	$(66.6)
Wireless Test	152.3	144.7	7.6
System Test	152.3	116.6	35.7
Industrial Automation	19.8	—	19.8

	$1,321.1	$1,324.6	$(3.5)

The decrease in Semiconductor Test revenues of $66.6 million, or 6%, was primarily due to lower SOC product volume, driven by the application processor and microcontroller markets. The increase in Wireless Test revenue of $7.6 million, or 5%, was primarily due to higher cellular test system sales. The increase in System Test revenue of $35.7 million, or 31%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage.

Our revenues by region as a percentage of total net revenues were as follows:

	For the Nine Months Ended
	October 4, 2015	September 28, 2014
Taiwan	29%	30%
China	16	18
United States	12	12
Korea	8	10
Singapore	7	7
Japan	7	4
Europe	6	6
Philippines	6	4
Malaysia	4	5
Thailand	4	3
Rest of World	1	1

	100%	100%

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/Point Change
	October 4, 2014	September 28, 2014
	(in millions)
Gross Profit	$749.6	$718.6	$31.0
Percent of Total Revenue	56.7%	54.2%	2.5

Gross profit as a percent of revenue increased by 2.5 points due to product mix and sales of previously leased testers in Semiconductor Test.

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

During the nine months ended October 4, 2015, we recorded an inventory provision of $18.9 million included in cost of revenues primarily due to $7.7 million related to downward revisions to previously forecasted demand levels for our 2.5” hard disk drive testers in Storage Test, $6.0 million related to product transition in Semiconductor Test, and $2.1 million related to downward revision to previously forecasted demand levels in Wireless Test. Of the $18.9 million of total excess and obsolete provisions, $8.6 million was related to Semiconductor Test, $8.2 million was related to System Test, and $2.1 million was related to Wireless Test.

During the nine months ended September 28, 2014, we recorded an inventory provision of $21.5 million included in cost of revenues with $15.3 million due to downward revisions to previously forecasted demand levels and $6.2 million related to product transition in Semiconductor Test. Of the $21.5 million of total excess and obsolete provisions, $14.3 million was related to Semiconductor Test, $5.2 million was related to Wireless Test, and $2.0 million was related to System Test.

During the nine months ended October 4, 2015 and September 28, 2014, we scrapped $5.0 million and $14.3 million of inventory, respectively. During the nine months ended October 4, 2015 and September 28, 2014, we sold $6.4 million and $9.8 million of previously written-down or written-off inventory, respectively. As of October 4, 2015, we had inventory related reserves for inventory which had been written-down or written-off totaling $121.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 4, 2015	September 28, 2014
	(in millions)
Engineering and Development	$221.3	$212.5	$8.8
Percent of Total Revenue	16.8%	16.0%

The increase of $8.8 million in engineering and development expenses was due primarily to increased spending in Semiconductor Test and higher variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 4, 2015	September 28, 2014
	(in millions)
Selling and Administrative	$226.6	$228.6	$(2.0)
Percent of Total Revenue	17.2%	17.3%

The decrease of $2.0 million in selling and administrative expenses was due primarily to a one-time $6.6 million stock-based compensation charge related to Michael Bradley’s (retired Chief Executive Officer) Retirement Agreement in the nine months ended September 28, 2014, partially offset by higher variable compensation.

Restructuring and Other

Other

During the nine months ended October 4, 2015, we recorded a $2.6 million gain from the decrease in the fair value of contingent consideration liability, of which $1.6 million was related to the ZTEC acquisition and $1.0 million was related to the AIT acquisition, partially offset by $1.1 million of acquisition costs related to Universal Robots.

During the nine months ended September 28, 2014, we recorded a $0.6 million gain from the fair value adjustment to decrease the ZTEC acquisition contingent consideration.

Restructuring

During the nine months ended October 4, 2015, we recorded $1.4 million of severance charges related to headcount reductions of 22 people, primarily in System Test.

During the nine months ended September 28, 2014, we recorded $0.8 million of severance charges related to headcount reductions of 30 people, primarily in Wireless Test.

Income Taxes

The effective tax rate for the nine months ended October 4, 2015 and September 28, 2014 was 20.9% and 15.9%, respectively. The increase in the effective tax rate is primarily attributable to a projected increase in income subject to tax in the United States as compared to lower rate foreign jurisdictions net of $7.2 million decrease in discrete tax expense related to uncertain tax positions for transfer pricing and $1.8 million of discrete tax benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements. We are in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2015.

Contractual Obligations

The following table reflects our contractual obligations as of October 4, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$219,633	$214,196	$5,437	$—	$—	$—
Retirement plans contributions	111,206	4,079	8,364	9,263	89,500	—
Operating lease obligations	59,361	15,262	18,492	12,099	13,508	—
Fair value of contingent consideration	34,595	14,447	15,055	5,093	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	93,288	—	29,490	—	—	63,798

Total	$518,083	$247,984	$76,838	$26,455	$103,008	$63,798

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $221.7 million in the nine months ended October 4, 2015, to $1,077 million.

In the nine months ended October 4, 2015, changes in operating assets and liabilities provided cash of $39.9 million. This was due to a $42.2 million increase in operating assets and an $82.1 million increase in operating liabilities.

The increase in operating assets was due to a $91.1 million increase in accounts receivable due to higher sales, partially offset by a $33.4 million decrease in inventories and a $15.5 million decrease in prepayments and other assets. The increase in operating liabilities was due to a $41.8 million increase in other accrued liabilities, a $25.9 million increase in accounts payable due to higher sales, a $25.7 million increase in accrued income taxes, and a $6.8 million increase in customer advance payments and deferred revenue partially offset by a $15.1 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards’ payroll tax payments, and $3.0 million of retirement plans contributions.

Investing activities during the nine months ended October 4, 2015 used cash of $126.5 million, due to $957.7 million used for purchases of marketable securities, $282.7 million used for the acquisition of Universal Robots, and $66.7 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities of $330.4 million and $843.7 million, respectively, proceeds from the sale of an equity investment of $5.4 million, and proceeds from life insurance of $1.1 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies. The decrease in purchases of property, plant and equipment of $79.6 million was primarily due to higher purchases of testers for customer leasing in the nine months ended September 28, 2014.

Financing activities during the nine months ended October 4, 2015 used cash of $246.2 million, due to $226.8 million used for the repurchase of 11.9 million shares of common stock at an average price of $19.09 per share, $38.4 million used for dividend payments, and $2.3 million used for debt issuance costs related to our April 2015 revolving credit facility, partially offset by $18.1 million from the issuance of common stock under employee stock purchase and stock option plans and $3.2 million from the tax benefit related to employee stock compensation awards.

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

In January 2014 and August 2014, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the nine months ended September 28, 2014, dividend payments were $24.4 million.

In January 2015, May 2015, and August 2015, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the nine months ended October 4, 2015, dividend payments were $38.4 million.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. As of October 4, 2015 we repurchased 11.9 million shares of common stock at an average price of $19.09, for a total cost of $226.8 million.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $550 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. We early adopted this ASU in the three months ended October 4, 2015. Adoption of this ASU did not have a material impact on our financial position and results of operations.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation for debt discount. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. On August 8, 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30)” which clarifies the debt issuance costs related to line-of-credit arrangements, stating that they could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For us, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. This ASU is expected to have no impact on our financial position and results of operations.

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

In January 2015, our Board of Directors cancelled our 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million of common stock, $300 million of which we intend to repurchase in 2015. The cumulative repurchases as of October 4, 2015 totaled 11.9 million shares of common stock for $226.8 million at an average price per share of $19.09.

The following table includes information with respect to repurchases we made of our common stock during the three months ended October 4, 2015 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 6, 2015 – August 2, 2015	1,361		$19.10		1,359	$345,722
August 3, 2015 – August 30, 2015	1,598		$18.35		1,598	$316,402
August 31, 2015 – October 4, 2015	2,432		$17.82		2,427	$273,158

	5,391	(1)	$18.30	(1)	5,384

(1)	Includes approximately six thousand shares at an average price of $18.07 withheld from employees for the payment of taxes.

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

November 13, 2015