Form 10-K
period 2015-12-31
TERADYNE, INC
filed 2016-02-29
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2015 was approximately $4.1 billion based upon the closing price of the registrant’s Common Stock on the New York Stock Exchange on that date.

The number of shares outstanding of the registrant’s only class of Common Stock as of February 22, 2016 was 204,336,493 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement in connection with its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Teradyne, Inc. (“Teradyne”) was founded in 1960 and is a leading global supplier of automation equipment for test and industrial applications.

We design, develop, manufacture and sell automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our industrial automation products include collaborative robots used by global manufacturing and light industrial customers to improve quality and increase manufacturing efficiency. Our automatic test equipment and industrial automation products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	industrial automation (“Industrial Automation”) products.

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

On June 11, 2015, we acquired Universal Robots A/S (“Universal Robots”) for approximately $284 million of cash plus up to an additional $65 million of cash if certain performance targets are met extending through 2018. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality and increase manufacturing efficiency. Universal Robots is a separate operating and reportable segment, Industrial Automation. The acquisition of Universal Robots provides a growth engine to our business and complements our existing System Test and Wireless Test segments. The total purchase price for Universal Robots was approximately $315 million.

In 2014, we acquired Avionics Interface Technologies LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment. The total purchase price for AIT was approximately $21 million, which included cash paid of approximately $19 million and $2 million in fair value of contingent consideration payable upon achievement of revenue and gross margin targets in 2015 and 2016. No contingent consideration was paid for 2015. The maximum remaining contingent consideration that could be paid is $1.1 million.

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets. The total purchase price for ZTEC was approximately $17 million, which included cash paid of approximately $15 million and $2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. None of the contingent consideration was paid.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a worldwide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, industrial, communications, consumer, and computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors and microprocessors as well as memory devices. Semiconductor Test products and services are sold to IDMs that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and OSATs that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities, and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

•	improve and control product quality;

•	measure and improve product performance;

•	reduce time to market; and

•	increase production yields.

Our FLEX Test Platform architecture advances our core technologies to produce test equipment that is designed for high efficiency multi-site testing. Multi-site testing involves the simultaneous testing of many devices in parallel. Leading semiconductor manufacturers are using multi-site testing to significantly improve their “Cost of Test” economics. The FLEX Test Platform architecture addresses customer requirements through the following key capabilities:

•	A high efficiency multi-site architecture that reduces tester overhead such as instrument setup, synchronization and data movement, and signal processing;

•	The IG-XL™ software operating system which provides fast program development, including instant conversion from single to multi-site test; and

•

Broad technology coverage by instruments designed to cover the range of test parameters, coupled with a universal slot test head design that allows easy test system reconfiguration to address changing test needs.

FLEX Test Platform purchases are being made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include smart phones, cell phones, tablets, set top boxes, HDTVs, game controllers, computer graphics, and automotive controllers to name a few. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. The UltraFLEX-M tester extends the FLEX Test Platform into the High Speed DRAM testing market. The FLEX Test Platform has an installed base of more than 4,700 systems.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices, such as microcontrollers, that are central to the functionality of almost every consumer electronics product, from small appliances to automotive engine controllers. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in smart phones and other imaging products. We have continued to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to new devices that include high end microcontrollers and the latest generation of cameras. In 2013, we introduced the J750 Ex-HD which includes system enhancements and new high density instruments that enable the J750 test platform to provide higher test cell productivity. The J750 platform has an installed base of over 4,800 systems.

Our Magnum platform addresses the requirements of mass production test of memory devices such as flash memory and DRAM. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum V, the newest member of the family, is a next generation memory test solution designed for parallel memory test in the flash, DRAM and multi-chip package markets. The Magnum platform has an installed base of over 1,800 systems.

Our ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the low pin count analog/mixed signal discrete markets that cover more cost sensitive applications. Our proprietary SmartPin™ technology enables high efficiency multi-site testing, on an individual test system, permitting greater test throughput. Semiconductors tested by ETS platform systems are incorporated into a wide range of products in historically high-growth markets, including mobile devices, video/multimedia products, automotive electronics, computer peripherals, and notebook and desktop computers. In 2013, we introduced the ETS-88, a high performance multi-site production test system designed to test a wide variety of high volume commodity and precision devices. In 2015, we introduced the ETS-800, a high performance multi-site production test system to test high complexity power devices in automotive, industrial and consumer applications. The ETS platform has an installed base of over 3,700 systems.

Wireless Test

Our acquisition of LitePoint in 2011 and ZTEC in 2013 expanded our product offerings in the wireless test market. LitePoint designs, develops, and supports advanced wireless test equipment for the manufacturing of wireless devices, including smart phones, tablets, notebooks, laptops, personal computer peripherals, and other Wi-Fi, Bluetooth, Near Field Communication (“NFC”) and cellular enabled devices. LitePoint collaborates with developers, chipset/component manufacturers, and manufacturing leaders to create agile systems designed to ensure the quality of wireless products manufactured in very large numbers. Using easy-to-deploy, innovative test methodologies, LitePoint’s IQ product line is designed for high-volume, low-cost production test, and falls into two test categories: cellular and connectivity. Our acquisition of ZTEC expanded our wireless product offerings into modular wireless test instruments for the design verification test of wireless components and chipsets.

Cellular

The IQxstream™ is a multi-DUT optimized solution for high-speed testing of GSM, EDGE, CDMA2000, TD-SCDMA, WCDMA, HSPA+, LTE-FDD, TD_LTE, and LTE-A technologies—used for calibration and verification of smartphones, tablets, small cell wireless gateways and embedded cellular modules. As the industry’s first “multi-DUT” test solution, IQxstream greatly increased production output through the implementation of parallel test methods of multiple devices. IQxstream is complemented by IQvector™, a turnkey production-optimized testing package that supports the leading cellular chipset solutions, which allows manufacturers to ramp volume production in a matter of weeks, rather than months. Drivers for IQxstream are found in the test software solutions provided by leading cellular chipset companies including Qualcomm, Intel, MediaTek, Spreadtrum, Marvell and others.

Connectivity

We offer a comprehensive range of test equipment for multi-DUT connectivity testing. The IQxel™ family enables calibration and verification of the latest Wi-Fi standard 802.11ac taking wireless data rates beyond the gigabit per second barrier. The IQxel family supports multiple bandwidth and channel configurations, MIMO antenna arrangements, Bluetooth™ Classic and Low Energy, and covers the full range of communication standards. These solutions target manufacturers of networking equipment, Internet access devices, Internet of Things (IoT) products and embedded modules used in smartphones, tablets, and PCs. We were the first to introduce a production focused parametric test solution for NFC technology with our IQnfc™ addressing the growing use of NFC technology for mobile payments with smartphones.

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

Design Verification Test

We offer the zSeries of modular wireless test instruments for the design verification test of wireless components and chipsets. The lab-in-a-box zSeries solution provides simple and fast design verification of RF power amplifier and smart device RF front end modules. It is capable of rapid analysis of the latest digital pre-distortion and envelope tracking technologies for both LTE and WiFi standards.

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

Production Board Test

Our test systems are used by electronics manufacturers worldwide to perform In-Circuit-Test (“ICT”) and device programming of printed circuit board assemblies. Fast, accurate and cost-effective test capabilities are hallmark features of our Test Station and Spectrum ICT product families. We offer the Test Station in off-line and automated in-line configurations. The automated in-line configurations address the growing requirements for automating production lines for high volume applications, such as automotive electronics.

Industrial Automation

Universal Robots, which we acquired in June 2015, is the leading supplier of collaborative robots, which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Collaborative robots are designed to mimic the motion of a human arm and can be fitted with task specific grippers or fixtures to support a wide range of applications. Universal Robots offers three collaborative robot models, the UR3, UR5, and UR10, each with different weight carrying capacity and arm reach. All models are easily integrated into existing production environments. Universal Robots’ products are differentiated by their:

•	easy programming using a graphical interface which allows users to program the collaborative robot in a few hours;

•	flexibility and ease of use in allowing customers to change the task the collaborative robot is performing as their production demands dictate;

•	safe operations as the collaborative robots can assist workers in side by side production environments requiring no special safety enclosures or shielding to protect workers; and

•	short payback period, on average less than 12 months.

Cumulatively, Universal Robots has sold over 6,500 collaborative robots in diverse production environments and applications.

Summary of Revenues by Reportable Segment

Our four reportable segments accounted for the following percentages of consolidated revenues for each of the last three years:

	2015	2014	2013
Semiconductor Test	73%	79%	71%
System Test	13	10	11
Wireless Test	11	11	18
Industrial Automation	3	—	—

	100%	100%	100%

Sales and Distribution

In 2015, revenues from JA Mitsui Leasing, Ltd. accounted for 13% of our consolidated revenues. JA Mitsui Leasing, Ltd. is a customer of our Semiconductor Test segment. In 2014, no single customer accounted for more than 10% of our consolidated revenues. In 2013, revenues from Apple Inc. accounted for 12% of our consolidated revenues. In 2013, Apple Inc. was a customer of our Semiconductor Test and Wireless Test segments. In each of the years, 2015, 2014 and 2013, our three largest customers in aggregate accounted for 25%, 21% and 26% of our consolidated revenues, respectively. OSAT customers often purchase our test systems based upon recommendations from IDMs and Fabless companies. In all cases when an OSAT customer purchases a test system from us, we consider the OSAT as the customer since credit risk, title and risk of loss, among other things, are between Teradyne and the OSAT.

Direct sales to United States government agencies accounted for 1%, 2% and 3% of our consolidated revenues in 2015, 2014 and 2013, respectively. Approximately 7%, 20% and 32% of System Test’s revenues in 2015, 2014 and 2013, respectively, were to United States government agencies and 26%, 23% and 24% of System Test’s revenues in 2015, 2014 and 2013, respectively, were to government contractor customers.

We have sales and service offices located throughout North America, Asia and Europe. We sell in these areas predominantly through a direct sales force. Our manufacturing activities are primarily conducted through subcontractors and outsourced contract manufacturers with a significant operation concentrated in China.

Sales to customers outside the United States were 87%, 87% and 84% of our consolidated revenues in 2015, 2014 and 2013, respectively. Sales are attributed to geographic areas based on the location of the customer site.

Sales to customers by country outside of the United States that accounted for 10% or more of our consolidated revenues in any of the previous three years were as follows:

	2015	2014	2013
Taiwan	27%	30%	19%
China	16	18	23

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

Competitors in our Wireless Test segment include, among others, Rohde & Schwarz GmbH & Co. KG, Anritsu Company, Keysight Technologies, Inc., Cobham/Aeroflex, Inc. and National Instruments Corporation.

Competitors in our Industrial Automation segment include manufacturers of traditional industrial robots such as KUKA Robotics Corporation, ABB, FANUC and Yaskawa Electric Corporation as well as emerging companies developing collaborative robots.

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

Backlog

At December 31, 2015 and 2014, our backlog of unfilled orders in our four reportable segments was as follows:

	2015	2014
	(in millions)
Semiconductor Test	$472.9	$262.8
System Test	108.8	96.1
Wireless Test	33.4	37.0
Industrial Automation	0.6	—

	$615.7	$395.9

Of the backlog at December 31, 2015, approximately 99% of the Semiconductor Test backlog, 93% of System Test backlog, 46% of Wireless Test backlog and 100% of the Industrial Automation backlog, is expected to be delivered in 2016.

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

Employees

As of December 31, 2015, we employed approximately 4,100 people. Since the inception of our business, we have experienced no work stoppages or other labor disturbances.

Engineering and Development Activities

The highly technical nature of our products requires a large and continuing engineering and development effort. For the years ended December 31, 2015, 2014 and 2013, our engineering and development expenditures were $292.3 million, $291.6 million, and $264.1 million, respectively. These expenditures accounted for approximately 17.8%, 17.7%, and 18.5%, of our consolidated revenues in 2015, 2014, and 2013, respectively.

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

Executive Officer	Age	Position	Business Experience For The Past 5 Years
Mark E. Jagiela	55	Chief Executive Officer and President	Chief Executive Officer since February 2014; President of Teradyne since January 2013; President of Semiconductor Test from 2003 to February 2016; Vice President of Teradyne from 2001 to 2013.

Gregory R. Beecher	58	Vice President, Chief Financial Officer and Treasurer	Vice President and Chief Financial Officer of Teradyne since 2001; Treasurer of Teradyne from 2003 to 2005 and since 2006.

Charles J. Gray	54	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009.

Bradford B. Robbins	57	President of Wireless Test	President of Wireless Test since August 2014; Chief Operating Officer of LitePoint Corporation from 2012 to 2014; Vice President of Teradyne since 2001.

Gregory S. Smith	52	President of Semiconductor Test	President of Semiconductor Test since February 2016; Vice President, SOC Business Group and Marketing Manager for Semiconductor Test Group from January 2014 to February 2016; Business Unit Manager, Complex SOC Business Unit from 2009 to January 2014.

Walter G. Vahey	51	President of System Test	President of System Test since July 2012; Vice President of Teradyne since 2008; General Manager of Storage Test since 2008; General Manager of Production Board Test since April 2013; General Manager of Defense/Aerospace from 2004 to July 2012.

Item 1A:	Risk Factors

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

The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years 2015, 2014 and 2013, our three largest customers in aggregate accounted for 25%, 21% and 26% of consolidated revenues, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our products will continue to be concentrated with a limited number of significant customers for the foreseeable future. The loss of a significant customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial condition or results of operations.

Failure to realize the estimated sales value of equipment leased to our customers may adversely affect our results of operations.

We occasionally lease equipment to our customers, typically for a term of one year. The cost of the leased equipment is recorded as an asset on our balance sheet and depreciated over an estimated useful life of approximately four years. Realization of the leased equipment’s value depends on numerous factors including: the technological obsolescence of the leased equipment; elections by customers to terminate a lease prior to scheduled termination; the general market conditions at the time of expiration of the lease; the customer’s election to renew the lease; and the cost of comparable new equipment. Our inability to realize the value of leased equipment could cause a decrease in revenues and an increase in asset write-offs which would in each case reduce our operating income.

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

•	engineering and development investments relating to new product introductions, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived and intangible assets and goodwill;

•	an increase in the leasing of our products to customers;

•	our ability to expand our global distribution channel for our collaborative robots;

•	parallel or multi-site testing could lead to a decrease in the ultimate size of the market for our products; and

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if product demand increases.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2015, we have not incurred material costs as result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.

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

We protect the technology that is incorporated in our products in several ways, including through patent, copyright, trademark and trade secret protection and by contractual agreement. However, even with these protections, our IP may still be challenged, invalidated or subject to other infringement actions. While we believe that our IP has value in the aggregate, no single element of our IP is in itself essential. If a significant portion of our IP is invalidated or ineffective, our business could be materially adversely affected.

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

As a multinational corporation, we are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. In certain foreign jurisdictions, we qualify for tax incentives and tax holidays based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular foreign jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives, no assurance can be given that we have so qualified or that we will so qualify for any particular year or jurisdiction. If we fail to qualify and to remain qualified for certain foreign tax incentives and tax holidays, we may be subject to further taxation or an increase in our effective tax rate which would adversely impact our financial results. In December 2015, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2015. The new tax holiday is scheduled to expire on December 31, 2020. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2015, 2014 and 2013 were $11.5 million or $0.05 per diluted share, $13.2 million or $0.06 per diluted share and $4.7 million or $0.02 per diluted share, respectively.

In addition, we may incur additional costs, including headcount expenses, in order to maintain or obtain a foreign tax incentive in a particular foreign jurisdiction.

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

In January 2014, our Board of Directors initiated a quarterly dividend of $0.06 per share. In January 2015, our Board of Directors authorized Teradyne to repurchase up to $500 million of common stock. In 2015, we repurchased $300 million of common stock. In 2016, we intend to repurchase between $100 million and $200 million of common stock. Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors. Future cash dividends and share repurchases are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition. While we have declared a quarterly cash dividend on our common stock and authorized a share repurchase program, we are not required to do either and may reduce or eliminate our cash dividend or share repurchase program in the future. The reduction or elimination of our cash dividend or our share repurchase program could adversely affect the market price of our common stock.

We may incur indebtedness.

On April 27, 2015, we entered into a five-year, senior secured revolving credit facility of up to $350 million. Subject to customary conditions, we may seek to obtain from existing or new lenders incremental commitments under the credit facility in an aggregate principal amount not to exceed $150 million. We have not borrowed any funds under this credit facility. We could borrow funds under this credit facility at any time for general corporate purposes and working capital. Incurring indebtedness, among other things, could:

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

Item 1B:	Unresolved Staff Comments

None.

Item 2:	Properties

The following table provides information as to our principal facilities:

Location	Operating Segment	Major Activity+	Approximate Square Feet of Floor Space
Properties owned:
North Reading, Massachusetts	Semiconductor Test & System Test	1-2-3-4-5	422,000
Agoura Hills, California	Semiconductor Test	3-4	120,000
Kumamoto, Japan	Semiconductor Test	2-3-4-5	79,000

			621,000
Properties leased:
Cebu, Philippines	Semiconductor Test	1-2-5	183,000
San Jose, California	Semiconductor Test	2-3-4-5	128,000
Odense, Denmark	Industrial Automation	2-3-4-5	121,000
Buffalo Grove, Illinois	Semiconductor Test	2-3-4-5	95,000
Sunnyvale, California	Wireless Test & Semiconductor Test	2-3-4-5	91,000
Shanghai, China	Semiconductor Test, System Test, Wireless Test & Industrial Automation	3-4-5	80,000
Heredia, Costa Rica	Semiconductor Test	1-5	49,000
Hsinchu, Taiwan	Semiconductor Test & System Test	4	43,000
Singapore, Singapore	Semiconductor Test & Industrial Automation	1-3-4	32,000
Seoul, Korea	Semiconductor Test	4	28,000

			850,000

+	Major activities have been separated into the following categories: 1. Corporate Administration, 2. Manufacturing, 3. Engineering, 4. Sales and Marketing, 5. Storage and Distribution.

Item 3:	Legal Proceedings

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

The following table shows the market range for our common stock based on reported sales price on the New York Stock Exchange and the dividends declared per share during such periods:

Period	High	Low	Dividends
2014
First quarter	$20.54	$17.36	$	N/A
Second quarter	20.72	16.95		0.06	(1)
Third quarter	20.88	17.74		0.06
Fourth quarter	20.49	16.02		0.06
2015
First quarter	$20.15	$17.60		$0.06
Second quarter	21.33	18.03		0.06
Third quarter	20.00	16.06		0.06
Fourth quarter	21.58	18.09		0.06

(1)	Dividend declared January 22, 2014 with a record date of May 9, 2014 and a payment date of June 2, 2014.

The number of record holders of our common stock at February 22, 2016 was 1,898.

In January 2015, May 2015, August 2015 and November 2015, our Board of Directors declared a quarterly cash dividend of $0.06 per share.

In January 2014, August 2014 and November 2014, our Board of Directors declared a quarterly cash dividend of $0.06 per share.

In January 2015, our Board of Directors cancelled the November 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million of common stock. The cumulative repurchases as of December 31, 2015 totaled 15.6 million shares of common stock for $300 million at an average price per share of $19.20. In 2016, we intend to repurchase between $100 million and $200 million of common stock.

In November 2010, our Board of Directors authorized a stock repurchase program for up to $200 million. Under the November 2010 program, we repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84 per share.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on our equity compensation plans and our performance graph.

The following table includes information with respect to repurchases we made of our common stock during the quarter ended December 31, 2015 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 5, 2015 – November 1, 2015	1,492		$18.49		1,480	$245,801
November 2, 2015 – November 29, 2015	1,229		$20.09		1,228	$221,120
November 30, 2015 – December 31, 2015	1,031		$20.48		1,029	$200,051

	3,752	(1)	$19.56	(1)	3,737

(1)	Includes approximately fifteen thousand shares at an average price of $20.25 withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 6:	Selected Financial Data

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per share amounts)
Consolidated Statement of Operations Data (1)(2)(3)(4)(5)(6)(7):
Revenues	$1,639,578	$1,647,824	$1,427,933	$1,656,750	$1,429,061

Income from continuing operations	206,477	81,272	164,947	217,049	343,957

Net income	$206,477	$81,272	$164,947	$217,049	$369,873

Income from continuing operations per common share—basic	$0.98	$0.40	$0.86	$1.16	$1.86

Income from continuing operations per common share—diluted	$0.97	$0.37	$0.70	$0.94	$1.52

Net income per common share—basic	$0.98	$0.40	$0.86	$1.16	$2.00

Net income per common share—diluted	$0.97	$0.37	$0.70	$0.94	$1.63

Cash dividend declared per common share	$0.24	$0.18	$—	$—	$—

Consolidated Balance Sheet Data:
Total assets	$2,548,674	$2,538,520	$2,629,824	$2,429,345	$2,188,639

Short-term debt obligations	$—	$—	$186,663	$2,328	$2,573

Long-term debt obligations	$—	$—	$—	$171,059	$159,956

(1)	The Consolidated Statement of Operations Data for the year ended December 31, 2015 includes $17.7 million of pension actuarial losses, a $5.4 million gain from the sale of an equity investment and the results of operations of Universal Robots from June 12, 2015.

(2)	The Consolidated Statement of Operations Data for the year ended December 31, 2014 includes a $98.9 million goodwill impairment charge related to the Wireless Test segment and $46.6 million of pension actuarial losses.
(3)	The Consolidated Statement of Operations Data for the year ended December 31, 2013 includes a $34.2 million gain from the sale of an equity investment and $10.3 million of pension actuarial gains.
(4)	The Consolidated Statement of Operations Data for the year ended December 31, 2012 includes $23.3 million of pension actuarial losses.
(5)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes a tax benefit of $129.5 million due primarily to the release of the deferred tax valuation allowance and $13.6 million of pension actuarial losses.
(6)	The Consolidated Statement of Operations Data for the year ended December 31, 2011 includes the results of operations of LitePoint from October 5, 2011.
(7)	As a result of the divestiture of Diagnostic Test Solutions in 2011, we are reporting this business unit as discontinued operations for 2011.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global supplier of automation equipment for test and industrial applications. We design, develop, manufacture and sell automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our industrial automation products include collaborative robots used by global manufacturing and light industrial customers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Our automatic test equipment and industrial automation products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	industrial automation (“Industrial Automation”) products.

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

On June 11, 2015, we acquired Universal Robots A/S (“Universal Robots”) for approximately $284 million of cash plus up to an additional $65 million of cash if certain performance targets are met extending through 2018. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Universal Robots is a separate operating and reportable segment, Industrial Automation. The acquisition of Universal Robots provides a growth engine to our business and complements our existing System Test and Wireless Test segments. The total purchase price for Universal Robots was approximately $315 million.

In 2014, we acquired Avionics Interface Technologies, LLC (“AIT”), a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements our Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in our System Test segment. The total purchase price for AIT was approximately $21 million, which included cash paid of approximately $19 million and $2 million in fair value of contingent consideration payable upon achievement of revenue and gross margin targets in 2015 and 2016. No contingent consideration was paid for 2015. The maximum remaining contingent consideration that could be paid is $1.1 million.

In 2013, we acquired ZTEC Instruments Inc. (“ZTEC”), a supplier of modular wireless test instruments. The acquisition of ZTEC expands our Wireless Test segment into the design verification test of wireless components and chipsets. The total purchase price for ZTEC was approximately $17 million, which included cash paid of approximately $15 million and $2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. None of the contingent consideration was paid.

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

Retirement and Postretirement Plans

We recognize net actuarial gains and losses and the change in the fair value of the plan assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. We calculate the expected return on plan assets using the fair value of the plan assets. Actuarial gains and losses are generally measured annually as of December 31 and, accordingly, recorded during the fourth quarter of each year or upon any interim remeasurement of the plans.

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

Goodwill, Intangible and Long-Lived Assets

We assess goodwill for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment charge is recorded in an amount equal to that excess. No goodwill impairment was identified in 2015 or 2013. In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques.

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

There were no events or circumstances indicating that the carrying value may not be recoverable in 2015 or 2013. As a result of the Wireless Test segment goodwill impairment charge in the fourth quarter of 2014 described above, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets and there was no indication of impairment. When we determine that the carrying value of intangible and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate commensurate with the associated risks.

SELECTED RELATIONSHIPS WITHIN THE CONSOLIDATED

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Percentage of revenues:
Revenues:
Products	81.8%	82.8%	80.9%
Services	18.2	17.2	19.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of products	36.1	38.9	34.9
Cost of services	8.1	7.8	8.4

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	44.2	46.7	43.4
Gross profit	55.8	53.3	56.6
Operating expenses:
Engineering and development	17.8	17.7	18.5
Selling and administrative	18.7	19.4	19.6
Goodwill impairment	—	6.0	—
Acquired intangible assets amortization	4.2	4.3	5.1
Restructuring and other	0.3	0.1	0.1

Total operating expenses	41.0	47.5	43.3
Income from operations	14.8	5.9	13.4
Non-operating (income) expenses:
Interest income	(0.4)	(0.4)	(0.3)
Interest expense	0.1	0.4	1.8
Other (income) expense, net	(0.3)	—	(2.3)

Income before income taxes	15.4	5.8	14.1
Income tax provision	2.8	0.9	2.6

Net income	12.6%	4.9%	11.6%

Results of Operations

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	Three months ended December 31,
	2015	2014	2013
Semiconductor Test	2.0	1.0	1.0
System Test	1.1	1.5	1.0
Wireless Test	0.9	1.0	0.7
Industrial Automation	0.8	—	—
Total Company	1.6	1.0	1.0

Revenues

Revenues for our four reportable segments were as follows:

	2015	2014	2013	2014-2015 Dollar Change	2013-2014 Dollar Change
	(in millions)
Semiconductor Test	$1,201.5	$1,300.8	$1,023.0	$(99.3)	$277.8
System Test	211.6	162.5	153.0	49.1	9.5
Wireless Test	184.6	184.5	251.9	0.1	(67.4)
Industrial Automation	41.9	—	—	41.9	—

	$1,639.6	$1,647.8	$1,427.9	$(8.2)	$219.9

The decrease in Semiconductor Test revenues of $99.3 million, or 8%, from 2014 to 2015 was primarily due to a decrease in system-on-a-chip (“SOC”) product volume, driven by smaller microcontroller, power management and radio frequency test markets.

The increase in Semiconductor Test revenues of $277.8 million, or 27%, from 2013 to 2014 was primarily due to higher SOC product volume, driven by a larger application processor test market.

The increase in System Test revenues of $49.1 million, or 30%, from 2014 to 2015 was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers used for testing drives for cloud storage applications.

The increase in System Test revenues of $9.5 million, or 6%, from 2013 to 2014 was primarily due to higher product volume in Storage Test driven by solid state disk testers and by Production Board Test driven by automotive test applications, partially offset by lower Defense/Aerospace product sales.

Wireless Test revenues were approximately flat from 2014 to 2015 as an increase in cellular product volume was offset by lower connectivity product volume.

The decrease in Wireless Test revenues of $67.4 million, or 27%, from 2013 to 2014 was primarily due to lower cellular and connectivity product volume driven by a smaller wireless test market.

The acquisition of Universal Robots, completed in June of 2015, added $41.9 million of revenue in 2015. Universal Robots is our Industrial Automation segment.

Our four reportable segments accounted for the following percentages of consolidated revenues:

	2015	2014	2013
Semiconductor Test	73%	79%	71%
System Test	13	10	11
Wireless Test	11	11	18
Industrial Automation	3	—	—

	100%	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2015	2014	2013
Taiwan	27%	30%	19%
China	16	18	23
United States	13	13	16
Japan	8	4	6
Korea	7	9	8
Europe	7	7	6
Singapore	6	7	8
Philippines	6	4	4
Malaysia	5	5	6
Thailand	4	2	2
Rest of the World	1	1	2

	100%	100%	100%

(1)	Revenues attributable to a country are based on the location of the customer site.

The breakout of product and service revenues was as follows:

	2015	2014	2013	2014-2015 Dollar Change	2013-2014 Dollar Change
	(in millions)
Product Revenues	$1,340.6	$1,364.0	$1,154.9	$(23.4)	$209.1
Service Revenues	299.0	283.8	273.0	15.2	10.8

	$1,639.6	$1,647.8	$1,427.9	$(8.2)	$219.9

Our product revenues decreased $23.4 million, or 2%, in 2015 from 2014 primarily due to lower SOC product volume, driven by smaller microcontroller, power management and radio frequency test markets. This decrease was partially offset by higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage and the addition of Universal Robots in 2015. Service revenues, which are derived from the servicing of our installed base of products and include equipment maintenance contracts, repairs, extended warranties, parts sales, and applications support, increased $15.2 million or 5%.

Our product revenues increased $209.1 million, or 18%, in 2014 from 2013 primarily due to an increase in SOC test product volume, driven by a larger application processor test market. This increase was partially offset by lower cellular and connectivity product volume in Wireless Test. Service revenues increased $10.8 million or 4%.

In 2015, revenues from one customer accounted for 13% of our consolidated revenues. In 2013, revenues from a different customer accounted for 12% of our consolidated revenues. In 2014, no single customer accounted for more than 10% of our consolidated revenues. In each of the years, 2015, 2014 and 2013, our three largest customers in aggregate accounted for 25%, 21% and 26%, respectively, of our consolidated revenues.

Gross Profit

	2015	2014	2013	2014-2015 Dollar / Point Change	2013-2014 Dollar / Point Change
	(dollars in millions)
Gross Profit	$915.6	$878.8	$808.8	$36.8	$70.0
Percent of Total Revenues	55.8%	53.3%	56.6%	2.5	(3.3)

Gross profit as a percent of total revenues increased from 2014 to 2015 by 2.5 points due to favorable Semiconductor Test product mix and sales of previously leased testers in Semiconductor Test.

Gross profit as a percent of total revenues decreased from 2013 to 2014 by 3.3 points, of which 2.8 points was related to unfavorable product mix in SOC Semiconductor Test and lower Wireless Test sales and 1.1 points was due to pension expense in 2014 as a result of increases in life expectancy in the U.S., compared to pension income in 2013, partially offset by an increase of 1.1 points due to higher sales volume.

The breakout of product and service gross profit was as follows:

	2015	2014	2013	2014-2015 Dollar / Point Change	2013-2014 Dollar / Point Change
	(dollars in millions)
Product Gross Profit	$748.8	$723.2	$655.9	$25.6	$67.3
Percent of Product Revenues	55.9%	53.0%	56.8%	2.9	(3.8)

Service Gross Profit	$166.8	$155.6	$152.9	$11.2	$2.7
Percent of Service Revenues	55.8%	54.8%	56.0%	1.0	(1.2)

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from the sales and marketing groups and incorporates factors such as backlog and future product demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next twelve quarters for our Semiconductor Test, System Test and Industrial Automation segments and next four quarters for our Wireless Test segment, is written-down to estimated net realizable value.

During the year ended December 31, 2015, we recorded an inventory provision of $21.3 million included in cost of revenues, due to the following factors:

—	A charge of $15.3 million due to downward revisions to previously forecasted demand levels, of which $8.2 million was for our 2.5” hard disk drive testers in Storage Test, $4.5 million was in Semiconductor Test and $2.5 million was in Wireless Test; and

—	A $6.0 million inventory write-down as a result of product transition in Semiconductor Test.

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

During the years ended December 31, 2015, 2014 and 2013, we scrapped $7.0 million, $20.8 million and $35.3 million of inventory, respectively, and sold $7.9 million, $13.1 million and $9.8 million of previously written-down or written-off inventory, respectively. As of December 31, 2015, we had inventory related reserves for amounts which had been written-down or written-off totaling $119.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	2015	2014	2013	2014-2015 Change	2013-2014 Change
	(dollars in millions)
Engineering and Development	$292.3	$291.6	$264.1	$0.7	$27.5
Percent of Total Revenues	17.8%	17.7%	18.5%

The increase of $0.7 million in engineering and development expenses from 2014 to 2015 was due to $3.9 million of higher variable compensation, $2.6 million of additional costs related to the acquisition of Universal Robots in June 2015 and a $1.8 million increase in spending primarily in Storage Test, partially offset by lower pension expense related to actuarial losses, $4.7 million in 2015 compared to $12.2 million in 2014.

The increase of $27.5 million from 2013 to 2014 was due primarily to $12.2 million of pension expense related to actuarial losses in 2014, as a result of increases in life expectancy in the U.S., compared to $4.4 million of pension income related to actuarial gains in 2013, a $10.9 million increase in Semiconductor Test spending, $2.7 million of higher variable compensation and $2.6 million of increased spending in Wireless Test, partially offset by lower System Test spending.

Selling and Administrative

Selling and administrative expenses were as follows:

	2015	2014	2013	2014-2015 Change	2013-2014 Change
	(dollars in millions)
Selling and Administrative	$306.3	$319.7	$279.6	$(13.4)	$40.1
Percent of Total Revenues	18.7%	19.4%	19.6%

The decrease of $13.4 million in selling and administrative expenses from 2014 to 2015 was due primarily to lower pension expense related to actuarial losses, $4.8 million in 2015 compared to $21.6 million in 2014, and a one-time $6.6 million stock-based compensation charge in 2014 related to a retirement agreement entered into with our retired chief executive officer, partially offset by higher variable compensation.

The increase of $40.1 million from 2013 to 2014 was due primarily to $21.6 million of pension expense related to actuarial losses in 2014, as a result of increases in life expectancy in the U.S., compared to $2.9 million of pension income related to actuarial gains in 2013, a one-time $6.6 million stock-based compensation charge in 2014 related to a retirement agreement entered into with our retired chief executive officer and increased spending in Semiconductor Test and Corporate.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	2015	2014	2013	2014-2015 Change	2013-2014 Change
	(dollars in millions)
Acquired Intangible Assets Amortization	$69.0	$70.8	$72.4	$(1.8)	$(1.6)
Percent of Total Revenues	4.2%	4.3%	5.1%

Acquired intangible assets amortization expense decreased from 2014 to 2015 due to intangible assets that became fully amortized during the year, partially offset by increased amortization expense due to the Universal Robots acquisition. Acquired intangible assets amortization expense decreased from 2013 to 2014 due to intangible assets that became fully amortized during the year, partially offset by increased amortization expense due to the AIT acquisition.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31. The fourth quarter 2015 and 2013 goodwill impairment tests did not identify any goodwill impairments. In the fourth quarter of 2014, we performed our annual goodwill impairment test and recorded a goodwill impairment charge of $98.9 million in our Wireless Test segment as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques.

Further reductions in the size of the wireless test market may occur, which may result in additional goodwill impairment charges, increased risk of excess and obsolete inventories, asset write-offs and restructuring charges.

Restructuring and Other

Other

During the year ended December 31, 2015, we recorded $3.6 million of other charges of which $5.3 million was for the increase in the fair value of the Universal Robots contingent consideration liability and $1.0 million for acquisition costs related to Universal Robots, partially offset by a $2.9 million gain from fair value adjustments to decrease the acquisition contingent consideration liability related to ZTEC, $1.6 million, and AIT, $1.3 million.

During the year ended December 31, 2014, we recorded a $0.6 million gain from the fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $0.4 million of acquisition costs related to AIT.

Restructuring

During the year ended December 31, 2015, we recorded $1.5 million of severance charges related to headcount reductions of 23 people primarily in System Test and Semiconductor Test.

During the year ended December 31, 2014, we recorded $1.6 million of severance charges related to headcount reductions of approximately 43 people, primarily in Semiconductor Test and Wireless Test.

During the year ended December 31, 2013, we recorded $1.9 million of severance charges related to headcount reductions of 48 people primarily in System Test and Semiconductor Test and a $0.4 million credit in Corporate related to a change in the estimated exit costs related to a leased facility.

The remaining accrual for severance of $0.4 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by March 2016.

Interest and Other

	2015	2014	2013	2014-2015 Change	2013-2014 Change
	(in millions)
Interest Income	$(7.2)	$(6.3)	$(4.1)	$(0.9)	$(2.2)
Interest Expense	1.9	6.9	26.1	(5.0)	(19.2)
Other (income) expense, net	(4.8)	0.4	(33.2)	(5.2)	33.6

Interest income increased by $0.9 million from 2014 to 2015 due primarily to higher interest rates on marketable securities. Interest income increased by $2.2 million from 2013 to 2014 due to an increase in realized gains from the sale of marketable securities and an increase in cash and marketable securities.

Interest expense decreased by $5.0 million from 2014 to 2015, and $19.2 million from 2013 to 2014, due primarily to the repayment of our convertible debt in the first quarter of 2014.

In 2015 and 2013, other (income) expense, net included a $5.4 million and a $34.2 million gain, respectively, from the sale of an equity investment.

Income (Loss) Before Income Taxes

	2015	2014	2013	2014-2015 Change	2013-2014 Change
	(in millions)
Semiconductor Test	$260.2	$255.8	$153.8	$4.4	$102.0
System Test	25.1	12.1	3.1	13.0	9.0
Wireless Test	(13.8)	(116.2)	23.2	102.4	(139.3)
Industrial Automation	(7.6)	—	—	(7.6)	—
Corporate (1)	(10.7)	(56.3)	21.9	45.5	(78.2)

	$253.1	$95.4	$201.9	$157.7	$(106.5)

(1)	Included in Corporate are pension and postretirement plans actuarial gains and losses, contingent consideration adjustments, interest income and interest expense.

The increase in income before income taxes from 2014 to 2015 was primarily due to a $98.9 million goodwill impairment charge related to Wireless Test in 2014 and lower pension expense related to actuarial losses of $17.7 million in 2015 as compared to $46.6 million in 2014. Actuarial losses of $46.6 million in 2014 were primarily related to increases in life expectancy in the U.S.

The decrease in income before income taxes from 2013 to 2014 was primarily due to a $98.9 million goodwill impairment charge related to Wireless Test and $46.6 million pension expense related to actuarial losses in 2014, partially offset by higher income due to higher revenues in Semiconductor Test in 2014.

Income Taxes

Income tax expense for 2015, 2014 and 2013 totaled $46.6 million, $14.1 million and $37.0 million, respectively. The effective tax rate for 2015, 2014 and 2013 was 18.4%, 14.8% and 18.3%, respectively. The increase in the effective tax rate from 2014 to 2015 resulted from a shift in the geographic distribution of income which increased income subject to taxation in the United States relative to lower tax rate jurisdictions and a reduction in the benefit from U.S. research and development tax credits. These increases in the effective tax rate were partially offset by decreases associated with uncertain tax positions and a non-deductible goodwill impairment charge. The decrease in the effective tax rate from 2013 to 2014 was primarily attributable to a shift in the geographic distribution of income which decreased income subject to taxation in the United States relative to lower tax rate jurisdictions, partially offset by increases in the effective tax rate associated with uncertain tax positions and a non-deductible goodwill impairment charge.

In December 2015, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2015. The new tax holiday is scheduled to expire on December 31, 2020. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2015, 2014 and 2013 were $11.5 million or $0.05 per diluted share, $13.2 million or $0.06 per diluted share and $4.7 million or $0.02 per diluted share, respectively.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2015:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$237,018	$230,296	$6,722	$—	$—	$—
Retirement plans contributions	107,482	4,044	7,876	8,416	87,146	—
Operating lease obligations	68,720	15,665	21,337	15,709	16,009	—
Fair value of contingent consideration	37,436	15,500	15,319	6,617	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	84,564	—	25,745	—	—	58,819

Total	$535,220	$265,505	$76,999	$30,742	$103,155	$58,819

(1)	Included in other long-term liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balance decreased $291 million to $1,008 million from 2014 to 2015.

In 2015, changes in operating assets and liabilities, net of businesses acquired, provided cash of $9.3 million. This was due to a $38.7 million increase in operating assets and a $48.0 million increase in operating liabilities.

The increase in operating assets was due to a $57.3 million increase in accounts receivable due to an increase in sales during the last month of the fourth quarter of 2015 compared to 2014, partially offset by a $15.6 million decrease in inventories and a $3.0 million decrease in prepayments and other assets.

The increase in operating liabilities was due to a $37.0 million increase in accounts payable as a result of our planned inventory increase in the fourth quarter of 2015 as we added material to maintain attractive lead times, a $17.0 million increase in customer advance payments and deferred revenue and a $11.3 million increase in other accrued liabilities, partially offset by $12.1 million of retirement plans contributions and a $5.2 million increase in income taxes.

Investing activities during 2015 used cash of $113.7 million, due to $1,424.0 million used for purchases of marketable securities, $282.7 million used for the acquisition of Universal Robots, and $89.9 million used for purchases of property, plant and equipment, partially offset by proceeds from maturities and sales of marketable securities of $360.3 million and $1,316.1 million, respectively, proceeds from the sale of an equity investment of $5.4 million, and proceeds from life insurance of $1.1 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies. The decrease in purchases of property, plant and equipment of $79.1 million was primarily due to an increase in purchases of testers for customer leasing in 2014.

Financing activities during 2015 used cash of $328.7 million, due to $300.0 million used for the repurchase of 15.6 million shares of common stock at an average price of $19.20 per share, $50.7 million used for dividend payments, and $2.3 million used for debt issuance costs related to our April 2015 revolving credit facility, partially offset by $19.5 million from the issuance of common stock under employee stock purchase and stock option plans and $4.7 million from the tax benefit related to employee stock compensation awards.

In 2014, changes in operating assets and liabilities, net of businesses acquired, provided cash of $68.5 million. This was due to a $101.4 million decrease in operating assets and a $32.9 million decrease in operating liabilities.

The decrease in operating assets was due to a $41.5 million decrease in prepayments and other assets primarily related to a reduction in prepayments to our contract manufacturers, a $51.8 million decrease in inventories due to higher sales, and an $8.1 million decrease in accounts receivable.

The decrease in operating liabilities was due to $33.9 million of retirement plan contributions, a $17.0 million decrease in other accrued liabilities, a $16.9 million decrease in accounts payable, a $7.3 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $4.3 million convertible note interest payment, partially offset by a $24.4 million increase in income taxes, and a $22.0 million increase in customer advance payments and deferred revenue.

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

In 2013, changes in operating assets and liabilities, net of businesses acquired, used cash of $49.6 million. This was due to a $31.0 million increase in operating assets and an $18.6 million decrease in operating liabilities.

The increase in operating assets was due to a $49.6 million increase in prepayments due primarily to prepayments to our contract manufacturers and a $3.7 million increase in accounts receivable, partially offset by a $22.3 million decrease in inventories.

The decrease in operating liabilities was due to a $2.5 million decrease in accrued employee compensation due primarily to employee stock awards payroll taxes and variable compensation payments, a $28.9 million decrease in customer advance payments and deferred revenue, and $5.5 million of retirement plan contributions, partially offset by a $13.9 million increase in other accrued liabilities, a $3.7 million increase in accounts payable due to higher fourth quarter sales volume, and a $0.7 million increase in income taxes.

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

In January 2015, May 2015, August 2015 and November 2015, our Board of Directors declared a quarterly dividend of $0.06 per share. Total dividend payments in 2015 were $50.7 million.

In January 2014, our Board of Directors declared an initial quarterly cash dividend of $0.06 per share. In each of the second, third and fourth quarters of 2014, we paid a cash dividend of $0.06 per share. Total dividend payments in 2014 were $37.4 million.

In January 2016, our Board of Directors declared a quarterly dividend of $0.06 per share to be paid on March 21, 2016 to shareholders of record as of February 26, 2016. Payment of future cash dividends are subject to the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock. As of December 31, 2015, we repurchased 15.6 million shares of common stock at an average price of $19.20, for a total cost of $300.0 million. In 2016, we intend to repurchase between $100 million and $200 million of common stock.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have approximately $588 million of cash outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $21.3 million for the year ended December 31, 2015. The largest portion of our 2015 pension expense was $10.5 million for our U.S. Plan. Pension expense or income is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense/income and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future. In the fourth quarter of 2014, we updated the mortality assumptions related to our U.S retirement plans using the mortality tables published in October 2014 by the U.S. Society of Actuaries. The change in the mortality assumptions resulted in approximately $39.0 million of actuarial losses in 2014 for the U.S. retirement plans.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their review of asset class return expectations. Based on this review, we believe that 4.8% was an appropriate rate to use for 2015. The December 31, 2015 asset allocation for our U.S. Plan was 89% invested in fixed income securities, 10% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

We recognize net actuarial gains and losses and the change in the fair value of plans assets in our operating results in the year in which they occur or upon any interim remeasurement of the plans. We calculate the expected return on plan assets using the fair value of the plan assets. Actuarial gains and losses are generally measured annually as of December 31 and, accordingly, recorded during the fourth quarter of each year or upon any interim remeasurement of the plans.

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the Citigroup Pension Index adjusted for the U.S. Plan’s expected cash flows and was 4.0% at December 31, 2015, up from 3.7% at December 31, 2014. We estimate that in 2016 we will recognize approximately $0.5 million of pension income for the U.S. Plan. The U.S. Plan pension income estimate for 2016 is based on a 4.0% discount rate and a 4.8% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2015, our pension plans had unrecognized pension prior service cost of $0.2 million.

We performed a sensitivity analysis, which expresses the potential U.S. Plan (income) expense for the year ending December 31, 2016, which would result from changes to either the discount rate or the expected return on plan assets. The below estimates exclude the impact of any potential actuarial gains or losses. It is difficult to reliably forecast or predict whether there will be any actuarial gains or losses in 2016 as they are primarily driven by events and circumstances beyond our control, such as changes in interest rates and the performance of the financial markets.

	Discount Rate
Return on Plan Assets	3.5%	4.0%	4.5%
	(in millions)
4.25%	$0.3	$0.9	$1.5
4.75%	(1.2)	(0.5)	0.0
5.25%	(2.6)	(2.0)	(1.4)

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $316.1 million at December 31, 2014 to $298.4 million at December 31, 2015 while the U.S. Plan’s liability decreased from $313.0 million at December 31, 2014 to $297.8 million at December 31, 2015.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2015, we made contributions of $8.0 million to the U.S. Plan, $2.5 million to the U.S. supplemental executive defined benefit pension plan and $0.8 million to certain qualified plans for non-U.S. subsidiaries. We expect to contribute approximately $2.6 million to the U.S. supplemental executive defined benefit pension plan in 2016. Contributions to be made in 2016 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and are estimated at approximately $0.8 million. We do not expect to make any contributions to the U.S. Plan in 2016.

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

The following table presents information about these plans as of December 31, 2015 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	4,635	(1)	$17.39	15,790	(2)
Equity plans not approved by shareholders (3,4,5)	556		$2.92	—

Total	5,191		$10.21	15,790

(1)	Includes 4,070,124 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Consists of 10,913,160 securities available for issuance under the 2006 Equity Plan and 4,876,424 of securities available for issuance under the Employee Stock Purchase Plan.
(3)	In connection with the 2008 acquisition of Nextest (the “Nextest Acquisition”), we assumed the options and restricted stock units granted under the Nextest Systems Corporation 1998 Equity Incentive Plan, as amended, and the Nextest Systems Corporation 2006 Equity Incentive Plan (collectively, the “Nextest Plans”). Upon the consummation of the Nextest Acquisition, these options and restricted stock units were converted automatically into, respectively, options to purchase and restricted stock units representing, an aggregate of 4,417,594 shares of our common stock. No additional awards will be granted under the Nextest Plans. As of December 31, 2015, there were outstanding options exercisable for an aggregate of 4,528 shares of our common stock pursuant to the Nextest Plans, with a weighted average exercise price of $5.72 per share.
(4)

In connection with the 2008 acquisition of Eagle Test (the “Eagle Acquisition”), we assumed the options granted under the Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan and the Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan (collectively, the “Eagle Plans”). Upon the consummation of the Eagle Acquisition, these options were converted automatically into options to purchase an aggregate of 3,594,916 shares of our common stock. No additional awards will be granted under the Eagle Plans. As of

December 31, 2015, there were outstanding options exercisable for an aggregate of 94,980 shares of our common stock pursuant to the Eagle Plans, with a weighted average exercise price of $3.87 per share.
(5)	In connection with the 2011 acquisition of LitePoint Corporation (the “LitePoint Acquisition”), we assumed the options granted under the LitePoint Corporation 2002 Stock Plan (the “LitePoint Plan”). Upon the consummation of the LitePoint Acquisition, these options were converted automatically into options to purchase an aggregate of 2,828,344 shares of our common stock. No additional awards will be granted under the LitePoint Plan. As of December 31, 2015, there were outstanding options exercisable for an aggregate of 457,192 shares of our common stock pursuant to the LitePoint Plan, with a weighted average exercise price of $2.70 per share.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2015 was 10,913,160 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock. The 2006 Equity Plan will expire on May 12, 2025.

As of December 31, 2015, total unrecognized compensation expense related to non-vested restricted stock units and options was $44.9 million, and is expected to be recognized over a weighted average period of 2.3 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with the Standard & Poor’s 500 Index, the Philadelphia Semiconductor Index, the NYSE Composite Index and the Morningstar Semiconductor Equipment & Materials Index. The comparison assumes $100.00 was invested on December 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance. This is the last year that we will compare ourselves to the Standard & Poor’s 500 Index and the Philadelphia Semiconductor Index. Going forward, we will compare ourselves to (1) the NYSE Composite Index, as we are no longer included in the Standard & Poor’s 500 Index, and (2) the Morningstar Semiconductor Equipment & Materials Industry Group (compiled by Morningstar, Inc.) as this better aligns us with companies in the broader semiconductor equipment industry.

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. We will early adopt this ASU prospectively in January 2016. This ASU is expected to have no impact on our results of operations.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. We early adopted this ASU in the three months ended October 4, 2015. Adoption of this ASU did not have a material impact on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation for debt discount. ASU 2015-03 does not specifically address requirements for the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. On August 8, 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30)” clarifying that debt issuance costs related to line-of-credit arrangements could be presented as an asset and amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. For Teradyne, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. This ASU is expected to have no impact on our financial position and results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard by 1 year. For Teradyne, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the impact of this ASU on our financial position and results of operations.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. One customer accounted for more than 10% of our accounts receivable balance as of December 31, 2015. A different customer accounted for more than 10% of our accounts receivable balance as of December 31, 2014.

Exchange Rate Risk Management

We regularly enter into foreign currency forward contracts to hedge the value of our monetary assets and liabilities in Japanese Yen, British Pound, Korean Won, Taiwan Dollar, Singapore Dollar and Euro. These foreign currency forward contracts have maturities of approximately one month. These contracts are used to minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities. We do not engage in currency speculation.

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2015, 2014 and 2013, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily in the Netherlands, United States and Singapore related to short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in the fair value from changes in interest rates is immaterial as of December 31, 2015 and 2014.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teradyne, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Teradyne, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Controls over Financial Reporting appearing under Item 9A, management has excluded Universal Robots A/S from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination on June 11, 2015. We have also excluded Universal Robots A/S from our audit of internal control over financial reporting. Universal Robots A/S is a wholly-owned subsidiary whose total assets and total revenues represent 14% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2016

TERADYNE, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$264,705	$294,256
Marketable securities	477,696	533,787
Accounts receivable, less allowance for doubtful accounts of $2,407 and $2,491 in 2015 and 2014, respectively	211,293	151,034
Inventories:
Parts	73,117	70,821
Assemblies in process	32,825	10,347
Finished goods	47,646	23,961

	153,588	105,129
Deferred tax assets	54,973	57,239
Prepayments	91,519	95,819
Other current assets	6,194	6,582

Total current assets	1,259,968	1,243,846

Property, plant and equipment, net	273,414	329,038
Marketable securities	265,928	470,789
Deferred tax assets	7,404	7,494
Other assets	13,080	10,419
Retirement plans assets	636	12,896
Intangible assets, net	239,831	190,600
Goodwill	488,413	273,438

Total assets	$2,548,674	$2,538,520

LIABILITIES
Current liabilities:
Accounts payable	$92,358	$47,763
Accrued employees’ compensation and withholdings	113,994	100,994
Deferred revenue and customer advances	85,527	71,603
Other accrued liabilities	43,727	50,247
Contingent consideration	15,500	895
Accrued income taxes	21,751	20,049

Total current liabilities	372,857	291,551
Long-term deferred revenue and customer advances	25,745	19,929
Retirement plans liabilities	103,531	108,460
Deferred tax liabilities	26,663	23,315
Long-term other accrued liabilities	32,156	13,830
Long-term contingent consideration	21,936	2,455

Total liabilities	582,888	459,540

Commitments and contingencies (Note J)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 203,641 and 216,613 shares issued and outstanding at December 31, 2015 and 2014, respectively	25,455	27,077
Additional paid-in capital	1,480,647	1,437,135
Accumulated other comprehensive (loss) income	(8,144)	4,689
Retained earnings	467,828	610,079

Total shareholders’ equity	1,965,786	2,078,980

Total liabilities and shareholders’ equity	$2,548,674	$2,538,520

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Revenues:
Products	$1,340,566	$1,364,024	$1,154,922
Services	299,012	283,800	273,011

Total revenues	1,639,578	1,647,824	1,427,933
Cost of revenues:
Cost of products	591,772	640,787	499,030
Cost of services	132,163	128,229	120,102

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	723,935	769,016	619,132

Gross profit	915,643	878,808	808,801
Operating expenses:
Engineering and development	292,250	291,639	264,055
Selling and administrative	306,313	319,713	279,560
Goodwill impairment	—	98,897	—
Acquired intangible assets amortization	69,031	70,771	72,447
Restructuring and other	5,080	1,365	2,080

Total operating expenses	672,674	782,385	618,142

Income from operations	242,969	96,423	190,659
Non-operating (income) expenses:
Interest income	(7,214)	(6,259)	(4,129)
Interest expense	1,876	6,934	26,097
Other (income) expense, net	(4,817)	372	(33,231)

Income before income taxes	253,124	95,376	201,922
Income tax provision	46,647	14,104	36,975

Net income	$206,477	$81,272	$164,947

Net income per common share:
Basic	$0.98	$0.40	$0.86

Diluted	$0.97	$0.37	$0.70

Weighted average common shares—basic	211,544	202,908	190,772

Weighted average common shares—diluted	213,321	222,550	235,599

Cash dividend declared per common share	$0.24	$0.18	$—

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net income	$206,477	$81,272	$164,947
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $0	(8,759)	—	—
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(1,667), $1,449, $216, respectively	(3,075)	2,417	(1,097)
Less: Reclassification adjustment for gains included in net income, net of tax of $(390), $(645), $(257), respectively	(704)	(1,433)	(447)

	(3,779)	984	(1,544)
Defined benefit pension and post-retirement plans:
Amortization of prior service (credit) cost included in net periodic pension and post-retirement expense/income, net of tax $(169), $(169), $(159), respectively	(295)	(295)	(276)

Other comprehensive (loss) income	(12,833)	689	(1,820)

Comprehensive income	$193,644	$81,961	$163,127

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2012	187,908	$23,488	$1,347,762	$5,820	$401,285	$1,778,355
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,192	3,823	478	4,926			5,404
Stock-based compensation expense			35,612			35,612
Tax benefit related to stock options and restricted stock units			2,596			2,596
Net income					164,947	164,947
Unrealized losses on marketable securities:
Unrealized losses on marketable securities, net of tax of $216				(1,097)		(1,097)
Less: reclassification adjustment for gains included in net income, net of tax $(257)				(447)		(447)
Amortization of prior service (credit) cost, net of tax of $(159)				(276)		(276)

Balance, December 31, 2013	191,731	23,966	1,390,896	4,000	566,232	1,985,094
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $12,018	3,661	458	8,815			9,273
Warrant settlement	21,221	2,653	(2,653)			—
Stock-based compensation expense			39,868			39,868
Tax benefit related to stock options and restricted stock units			209			209
Cash dividends					(37,425)	(37,425)
Net income					81,272	81,272
Unrealized gains on marketable securities:
Unrealized gains on marketable securities, net of tax of $1,449				2,417		2,417
Less: reclassification adjustment for gains included in net income, net of tax $(645)				(1,433)		(1,433)
Amortization of prior service (credit) cost, net of tax of $(169)				(295)		(295)

Balance, December 31, 2014	216,613	27,077	1,437,135	4,689	610,079	2,078,980
Issuance of stock to employees under benefit plans, net of shares withheld for payroll tax of $10,597	2,649	331	8,602			8,933
Stock-based compensation expense			30,285			30,285
Repurchase of common stock	(15,621)	(1,953)			(297,996)	(299,949)
Tax benefit related to stock options and restricted stock units			4,625			4,625
Cash dividends					(50,732)	(50,732)
Net income					206,477	206,477
Foreign currency translation adjustment				(8,759)		(8,759)
Unrealized losses on marketable securities:
Unrealized losses on marketable securities, net of tax of $(1,667)				(3,075)		(3,075)
Less: reclassification adjustment for gains included in net income, net of tax $(390)				(704)		(704)
Amortization of prior service (credit) cost, net of tax of $(169)				(295)		(295)

Balance, December 31, 2015	203,641	$25,455	$1,480,647	$(8,144)	$467,828	$1,965,786

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$206,477	$81,272	$164,947
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	68,181	73,390	57,317
Amortization	72,592	79,154	93,370
Stock-based compensation	30,451	40,307	36,612
Goodwill impairment	—	98,897	—
Provision for excess and obsolete inventory	21,332	22,193	16,592
Deferred taxes	(7,124)	(19,928)	(3,316)
Gain from the sale of an equity investment	(5,406)	—	(34,212)
Tax benefit related to employee stock compensation awards	(4,715)	(535)	(2,675)
Non-cash charge for the sale of inventories revalued at the date of acquisition	1,567	—	—
Retirement plans actuarial losses (gains)	17,732	46,564	(10,340)
Contingent consideration adjustment	2,489	(630)	—
Other	(34)	2,874	(5)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(57,267)	8,060	(3,656)
Inventories	15,559	51,803	22,282
Prepayments and other assets	3,034	41,537	(49,572)
Accounts payable and other accrued expenses	48,213	(45,430)	15,205
Deferred revenue and customer advances	17,011	22,033	(28,979)
Retirement plan contributions	(12,095)	(33,916)	(5,540)
Income taxes	(5,156)	24,417	680

Net cash provided by operating activities	412,841	492,062	268,710

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,878)	(168,982)	(106,731)
Purchases of available-for-sale marketable securities	(1,424,002)	(1,578,743)	(1,170,506)
Acquisition of businesses, net of cash acquired	(282,741)	(19,419)	(14,999)
Proceeds from maturities of available-for-sale marketable securities	360,264	570,358	516,499
Proceeds from sales of available-for-sale marketable securities	1,316,131	859,729	458,491
Proceeds from (purchases of) life insurance	1,098	4,184	(307)
Proceeds from the sale of an equity investment	5,406	—	34,212

Net cash used for investing activities	(113,722)	(332,873)	(283,341)

Cash flows from financing activities:
Issuance of common stock under stock option and stock purchase plans	19,530	21,291	17,596
Repurchase of common stock	(299,949)	—	—
Tax benefit related to employee stock compensation awards	4,715	535	2,675
Dividend payments	(50,713)	(37,425)	—
Payment of revolving credit facility costs	(2,253)	—	—
Payments of long-term debt	—	(190,972)	(2,534)
Payments of contingent consideration	—	—	(388)

Net cash (used for) provided by financing activities	(328,670)	(206,571)	17,349

(Decrease) increase in cash and cash equivalents	(29,551)	(47,382)	2,718
Cash and cash equivalents at beginning of year	294,256	341,638	338,920

Cash and cash equivalents at end of year	$264,705	$294,256	$341,638

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$301	$4,294	$8,590
Income taxes	$35,218	$25,893	$38,156

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automation equipment for test and industrial applications. Teradyne designs, develops, manufactures and sells automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s industrial automation products include collaborative robots used by global manufacturing and light industrial customers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Teradyne’s automatic test equipment and industrial automation products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	industrial automation (“Industrial Automation”) products.

On June 11, 2015, Teradyne acquired Universal Robots A/S (“Universal Robots”) for approximately $284 million of cash plus up to an additional $65 million of cash if certain performance targets are met extending through 2018. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers. Universal Robots is a separate operating and reportable segment, Industrial Automation.

B.    ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets, pensions, warranties, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates.

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

As of December 31, 2015 and 2014, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2015	2014
	(in thousands)
Extended warranty	$46,499	$43,300
Equipment maintenance and training	30,616	30,500
Customer advances	17,456	8,875
Undelivered elements and other	16,701	8,857

Total deferred revenue and customer advances	$111,272	$91,532

Product Warranty

Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities:

Amount
(in thousands)
Balance at December 31, 2012	$9,786
Accruals for warranties issued during the period	10,574
Accruals related to pre-existing warranties	(3,534)
Settlements made during the period	(10,166)

Balance at December 31, 2013	6,660
Accruals for warranties issued during the period	15,406
Accruals related to pre-existing warranties	(2,008)
Settlements made during the period	(11,116)

Balance at December 31, 2014	8,942
Acquisition	409
Accruals for warranties issued during the period	11,539
Accruals related to pre-existing warranties	(3,159)
Settlements made during the period	(10,806)

Balance at December 31, 2015	$6,925

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances:

Amount
(in thousands)
Balance at December 31, 2012	$28,044
Deferral of new extended warranty revenue	20,630
Recognition of extended warranty deferred revenue	(13,765)

Balance at December 31, 2013	34,909
Deferral of new extended warranty revenue	29,519
Recognition of extended warranty deferred revenue	(21,128)

Balance at December 31, 2014	43,300
Acquisition	870
Deferral of new extended warranty revenue	28,549
Recognition of extended warranty deferred revenue	(26,220)

Balance at December 31, 2015	$46,499

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The volatility of the industries that Teradyne serves can cause certain of its customers to experience shortages of cash flows, which can impact their ability to make required payments. Teradyne maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Estimated allowances for doubtful accounts are reviewed periodically taking into account the customer’s recent payment history, the customer’s current financial statements and other information regarding the customer’s credit worthiness. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

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

As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the years ended December 31, 2015, 2014 and 2013. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

In accordance with ASC 820-10, Teradyne measures its debt and equity investments at fair value. Teradyne’s debt and equity investments are primarily classified within Level 1 and 2. Acquisition-related contingent consideration is classified within Level 3. Teradyne determines the fair value of acquisition-related contingent consideration based on an assessment of the probability that it would be required to make such payment.

Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	2015	2014
	(in thousands)
Contract manufacturer prepayments	$66,283	$65,972
Prepaid maintenance and other services	8,481	7,343
Prepaid taxes	3,781	11,462
Other prepayments	12,974	11,042

Total prepayments	$91,519	$95,819

Retirement and Postretirement Plans

Teradyne recognizes net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. Teradyne calculates the expected return on plan assets using the fair value of the plan assets. Actuarial gains and losses are generally measured annually as of December 31 and, accordingly, recorded during the fourth quarter of each year or upon any interim remeasurement of the plans.

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

In accordance with ASC 360-10, “Impairment or Disposal of Long-Lived Assets,” Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment, if any, contain management’s best estimates using appropriate assumptions and projections at that time. There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2015 or 2013. In 2014, as a result of the Wireless Test segment goodwill impairment charge in the fourth quarter of 2014, Teradyne performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets and there was no indication of impairment.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the assets. Leasehold improvements and major renewals are capitalized and included in property, plant and equipment accounts while expenditures for maintenance and repairs and minor renewals are charged to expense. When assets are retired, the assets and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations.

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

Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2015, 2014 and 2013 was $50.7 million, $9.7 million and $9.0 million, respectively.

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

Advertising Costs

Teradyne expenses all advertising costs as incurred. Advertising costs were $3.3 million, $1.9 million and $1.7 million in 2015, 2014 and 2013, respectively.

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

Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net and were a gain of $2.5 million, a loss of $0.9 million and a loss of $6.9 million, respectively, for the years ended December 31, 2015, 2014 and 2013. These amounts do not reflect the corresponding gains (losses) from foreign exchange contracts. See Note F: “Financial Instruments” regarding foreign exchange contracts.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt and equity marketable securities and foreign currency translation adjustment.

C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 is aimed at reducing complexity in accounting standards.

Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. Teradyne will early adopt this ASU prospectively in January 2016. This ASU is expected to have no impact on Teradyne’s results of operations.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments are identified, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for reporting periods beginning after December 15, 2015 and is applied prospectively. Early adoption is permitted. Teradyne early adopted this ASU in 2015. Adoption of this ASU did not have a material impact on Teradyne’s financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard by one year. For Teradyne, the standard will be effective in the first quarter of 2018. Early adoption is permitted but not before the original effective date (that is, annual periods beginning after December 15, 2016). The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne has not yet selected a transition method. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

D.    ACQUISITIONS

Business

Universal Robots

On June 11, 2015, Teradyne acquired all of the outstanding equity of Universal Robots located in Odense, Denmark. Universal Robots is the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Universal Robots is a separate operating and reportable segment, Industrial Automation. The total purchase price of $315.4 million consisted of $283.8 million of cash paid and $31.6 million of contingent consideration, measured at fair value. The contingent consideration was valued using a Monte Carlo simulation based on the following key inputs: (1) forecasted revenue (2) forecasted EBITDA (3) revenue volatility (4) EBITDA volatility; and (5) discount rate. The contingent consideration is payable upon the achievement of certain thresholds and targets for earnings before income taxes, depreciation and amortization (“EBITDA”) for calendar year 2015, revenue for the period from July 1, 2015 to December 31, 2017 and revenue for the period from July 1, 2015 to December 31, 2018. The maximum amount of contingent consideration that could be paid is $65 million. Based on Universal Robots’ calendar 2015 EBITDA results, Teradyne will pay, in the first quarter of 2016, $15 million or 100% of the eligible EBITDA contingent consideration amount.

In the fourth quarter of 2015, Teradyne finalized the valuation and purchase price allocation for the acquisition which resulted in a $5.4 million decrease in goodwill as a result of a $2.2 million decrease in the fair value of contingent consideration, a $1.6 million increase in intangible assets and a $1.6 million decrease in acquired liabilities.

The Universal Robots acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. The allocation of the total purchase price to Universal Robots’ net tangible liabilities and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible assets and net tangible liabilities in the amount of $221.1 million was allocated to goodwill, which is not deductible for tax purposes.

The following table represents the final allocation of the purchase price:

Purchase Price Allocation
(in thousands)
Goodwill	$221,128
Intangible assets	121,590
Tangible assets acquired and liabilities assumed:
Current assets	10,853
Non-current assets	3,415
Accounts payable and current liabilities	(11,976)
Long-term deferred tax liabilities	(26,653)
Long-term other liabilities	(2,920)

Total purchase price	$315,437

Teradyne estimated the fair value of intangible assets using the income and cost approaches. Acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. Components of these intangible assets and their estimated useful lives at the acquisition date are as follows:

	Fair Value	Estimated Useful Life
	(in thousands)	(in years)
Developed technology	$89,240	4.9
Trademarks and tradenames	22,920	10.0
Customer relationships	9,430	2.0

Total intangible assets	$121,590	5.6

For the period from June 12, 2015 to December 31, 2015, Universal Robots contributed $41.9 million of revenues and had a $7.6 million loss before income taxes.

The following unaudited pro forma information gives effect to the acquisition of Universal Robots as if the acquisition occurred on January 1, 2014. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Years Ended
	December 31, 2015	December 31, 2014
	(in thousands, except per share amounts)
Revenue	$1,657,626	$1,686,689
Net income	199,784	61,078
Net income per common share:
Basic	$0.94	$0.30

Diluted	$0.94	$0.27

Pro forma results for the year ended December 31, 2015 were adjusted to exclude $1.6 million of non-recurring expense related to the fair value adjustment to acquisition-date inventory and $1.0 million of acquisition related costs incurred in 2015.

Pro forma results for the year ended December 31, 2014, were adjusted to include $1.6 million of non-recurring expense related to the fair value adjustment to acquisition-date inventory and $1.0 million of acquisition related costs.

Avionics Interface Technologies, LLC.

On October 31, 2014, Teradyne acquired all of the assets and liabilities of Avionics Interface Technologies, LLC (“AIT”) located in Omaha, Nebraska and Dayton, Ohio. AIT is a supplier of equipment for testing state-of-the-art data communication buses. The acquisition of AIT complements Teradyne’s Defense/Aerospace line of bus test instrumentation for commercial and defense avionics systems. AIT is included in Teradyne’s System Test segment.

The total purchase price of $21.2 million consisted of $19.4 million of cash paid to acquire AIT’s assets and liabilities and $1.8 million in fair value of contingent consideration payable upon the achievement of certain revenue and gross margin targets in 2015 and 2016. No contingent consideration was paid for 2015. The maximum remaining contingent consideration that could be paid is $1.1 million.

The valuation of the contingent consideration utilized the following assumptions: (1) probability of meeting each target; (2) expected timing of meeting each target; and (3) discount rate reflecting the risk associated with the expected payments. The probabilities and timing for each target were estimated based on a review of the historical and projected results. A discount rate of 4.7 percent was selected based on the cost of debt for the business. A significant portion of the risk in achieving the contingent consideration was captured in the probabilities assigned to meeting each target.

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

The following represents the final allocation of the purchase price:

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

For the period from October 31, 2014 to December 31, 2014, AIT contributed $0.6 million of revenues and had a $0.8 million loss before income taxes.

The following unaudited pro forma information gives effect to the acquisition of AIT as if the acquisition occurred on January 1, 2013. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Year Ended
	December 31, 2014	December 31, 2013
	(in thousands, except per share amounts)
Revenues	$1,655,038	$1,434,699
Net income	$82,169	$164,087
Income per common share:
Basic	$0.40	$0.86

Diluted	$0.37	$0.70

ZTEC Instruments, Inc.

On October 25, 2013, Teradyne acquired all of the outstanding equity of ZTEC Instruments, Inc. (“ZTEC”) located in Albuquerque, New Mexico. ZTEC is a supplier of modular wireless test instruments. The acquisition of ZTEC expands Teradyne’s Wireless Test segment into the design verification test of wireless components and chipsets.

The total purchase price of $17.3 million consisted of $15.1 million of cash paid to acquire the outstanding common and preferred stock of ZTEC and $2.2 million in fair value of contingent consideration payable upon achievement of certain customer order and revenue targets through 2015. The maximum amount of contingent consideration that could have been paid was $5.0 million. None of the contingent consideration was paid.

The ZTEC acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operation from the date of acquisition. The allocation of the total purchase price of ZTEC’s net tangible and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible and net tangible assets in the amount of $12.5 million was allocated to goodwill, which is not deductible for tax purposes.

The following represents the final allocation of the purchase price:

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

For the period from October 25, 2013 to December 31, 2013, ZTEC contributed $0.4 million of revenues and had a $0.8 million loss before income taxes.

The following unaudited pro forma information gives effect to the acquisition of ZTEC as if the acquisition occurred on January 1, 2013. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

For the Year Ended
December 31, 2013
(in thousands, except per share amounts)
Revenues	$1,431,270
Net income	$163,394
Income per common share:
Basic	$0.86

Diluted	$0.69

E.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	2015	2014
	(in thousands)
Land	$16,561	$16,561
Buildings	108,797	108,671
Machinery and equipment	595,445	659,743
Furniture and fixtures, and software	82,612	77,566
Leasehold improvements	43,328	31,981
Construction in progress	2,630	2,508

	849,373	897,030
Less: accumulated depreciation	575,959	567,992

	$273,414	$329,038

Depreciation of property, plant and equipment for the years ended December 31, 2015, 2014 and 2013 was $68.2 million, $73.4 million and $57.3 million, respectively. As of December 31, 2015 and 2014, the gross book value included in machinery and equipment for internally manufactured test systems being leased by customers was $20.4 million and $89.6 million, respectively. As of December 31, 2015 and 2014, the accumulated depreciation on these test systems was $8.5 million and $19.9 million, respectively.

F.    FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne’s available-for-sale securities are classified as Level 1 and Level 2. Contingent consideration is classified as Level 3. The vast majority of Level 2 securities are fixed income securities priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

Realized losses recorded in 2015 were $0.4 million. There were no realized losses recorded in 2014 and 2013. Realized gains recorded in 2015, 2014 and 2013 were $1.7 million, $2.4 million and $1.0 million, respectively. Realized gains are included in interest income, and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the years ended December 31, 2015 and 2014, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$213,336	$—	$—	$213,336
Cash equivalents	49,241	2,128	—	51,369
Available for sale securities:
U.S. Treasury securities	—	419,958	—	419,958
Corporate debt securities	—	161,634	—	161,634
U.S. government agency securities	—	83,952	—	83,952
Certificates of deposit and time deposits	—	43,394	—	43,394
Commercial paper	—	20,308	—	20,308
Equity and debt mutual funds	13,954	—	—	13,954
Non-U.S. government securities	—	424	—	424

Total	$276,531	$731,798	$—	$1,008,329

Derivative assets	—	109	—	109

Total	$276,531	$731,907	$—	$1,008,438

Liabilities
Contingent consideration	$—	$—	$37,436	$37,436
Derivative liabilities	—	146	—	146

Total	$—	$146	$37,436	$37,582

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$262,577	$2,128	$—	$264,705
Marketable securities	—	477,696	—	477,696
Long-term marketable securities	13,954	251,974	—	265,928
Prepayments	—	109	—	109

	$276,531	$731,907	$—	$1,008,438

Liabilities
Other current liabilities	$—	$146	$—	$146
Contingent consideration	—	—	15,500	15,500
Long-term contingent consideration	—	—	21,936	21,936

	$—	$146	$37,436	$37,582

	December 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$111,471	$—	$—	$111,471
Cash equivalents	160,218	22,567	—	182,785
Available for sale securities:
U.S. Treasury securities	—	402,154	—	402,154
U.S. government agency securities	—	258,502	—	258,502
Corporate debt securities	—	141,467	—	141,467
Commercial paper	—	140,638	—	140,638
Certificates of deposit and time deposits	—	49,036	—	49,036
Equity and debt mutual funds	12,333	—	—	12,333
Non-U.S. government securities	—	446	—	446

Total	$284,022	$1,014,810	$—	$1,298,832

Derivative assets	—	220	—	220

Total	$284,022	$1,015,030	$—	$1,299,052

Liabilities
Contingent consideration	$—	$—	$3,350	$3,350
Derivative liabilities	—	369	—	369

Total	$—	$369	$3,350	$3,719

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$271,689	$22,567	$—	$294,256
Marketable securities	—	533,787	—	533,787
Long-term marketable securities	12,333	458,456	—	470,789
Prepayments	—	220	—	220

	$284,022	$1,015,030	$—	$1,299,052

Liabilities
Other current liabilities	$—	$369	$—	$369
Contingent consideration	—	—	895	895
Long-term other accrued liabilities	—	—	2,455	2,455

	$—	$369	$3,350	$3,719

Changes in the fair value of Level 3 contingent consideration for the years ended December 31, 2015 and 2014 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2013	$2,230
Acquisition of AIT	1,750
Fair value adjustment of ZTEC	(630)

Balance at December 31, 2014	3,350
Acquisition of Universal Robots	31,597
Fair value adjustment of ZTEC	(1,600)
Fair value adjustment of AIT	(1,250)
Fair value adjustment of Universal Robots	5,339

Balance at December 31, 2015	$37,436

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instrument:

Liability	December 31, 2015 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$21,936	Monte Carlo simulation	Revenue for the period July 1, 2015—December 31, 2017 volatility	15%
			Discount Rate	5.5%
			Revenue for the period July 1, 2015—December 31, 2018 volatility	15%
			Discount Rate	5.5%

Contingent consideration (AIT)	$500	Income approach- discounted cash flow	Revenue for calendar year 2016 probability	48%
			Discount rate	4.7%

Based on Universal Robots’ calendar 2015 EBITDA results, Teradyne will pay, in first quarter of 2016, $15 million or 100% of the eligible EBITDA contingent consideration amount.

As of December 31, 2015, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement.

The significant unobservable inputs used in the AIT fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2016 revenue threshold and target, and a discount rate. Increases or decreases in the revenue probabilities would result in a higher or lower fair value measurement.

The carrying amounts and fair values of financial instruments at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$264,705	$264,705	$294,256	$294,256
Marketable securities	743,624	743,624	1,004,576	1,004,576
Derivative assets	109	109	220	220
Liabilities
Contingent consideration	37,436	37,436	3,350	3,350
Derivative liabilities	146	146	369	369

The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short term nature of these instruments.

The following tables summarize the composition of available for sale marketable securities at December 31, 2015 and 2014:

	December 31, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$421,060	$65	$(1,167)	$419,958	$379,434
Corporate debt securities	163,297	902	(2,565)	161,634	145,373
U.S. government agency securities	84,032	42	(122)	83,952	55,120
Certificates of deposit and time deposits	43,391	6	(3)	43,394	10,527
Commercial paper	20,298	11	(1)	20,308	8,646
Equity and debt mutual funds	12,996	1,119	(161)	13,954	2,560
Non-U.S. government securities	424	—	—	424	—

	$745,498	$2,145	$(4,019)	$743,624	$601,660

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$478,306	$38	$(648)	$477,696	$374,785
Long-term marketable securities	267,192	2,107	(3,371)	265,928	226,875

	$745,498	$2,145	$(4,019)	$743,624	$601,660

	December 31, 2014
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$402,197	$362	$(405)	$402,154	$317,771
U.S. government agency securities	258,452	135	(85)	258,502	104,642
Corporate debt securities	139,374	2,414	(321)	141,467	96,998
Commercial paper	140,616	26	(4)	140,638	41,747
Certificates of deposit and time deposits	49,048	11	(23)	49,036	20,684
Equity and debt mutual funds	10,492	1,870	(29)	12,333	1,234
Non-U.S. government securities	446	—	—	446	—

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$533,833	$99	$(145)	$533,787	$240,234
Long-term marketable securities	466,792	4,719	(722)	470,789	342,842

	$1,000,625	$4,818	$(867)	$1,004,576	$583,076

As of December 31, 2015, the fair market value of investments with unrealized losses totaled $601.7 million. Of this value, $0.9 million had unrealized losses of $0.5 million greater than one year and $600.8 million had unrealized losses of $3.6 million for less than one year.

As of December 31, 2014, the fair market value of investments with unrealized losses totaled $583.1 million. Of this value, $2.3 million had unrealized losses of $0.1 million greater than one year and $580.8 million had unrealized losses of $0.8 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at December 31, 2015 and 2014, were temporary.

The contractual maturities of investments held at December 31, 2015 were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$478,306	$477,696
Due after 1 year through 5 years	209,822	209,314
Due after 5 years through 10 years	5,183	5,179
Due after 10 years	39,191	37,481

Total	$732,502	$729,670

Contractual maturities of investments held at December 31, 2015, exclude $14 million of equity and debt mutual funds as they do not have a contractual maturity date.

Assets measured at fair value on a non-recurring basis as of December 31, 2014 are summarized as follows:

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

In accordance with the provisions of ASC 350-10, “Intangibles- Goodwill and Other,” goodwill with a carrying amount of $372.3 million was written down in 2014 to its implied fair value of $273.4 million, resulting in an impairment charge of $98.9 million. See Note I: “Goodwill and Intangible Assets” regarding goodwill impairment.

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

At December 31, 2015 and 2014, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2015			December 31, 2014
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(51.9)	$—	$(51.9)	$—	$19.7	$19.7
British Pound Sterling	(9.5)	—	(9.5)	—	11.7	11.7
Korean Won	(5.5)	—	(5.5)	—	4.4	4.4
Taiwan Dollar	(5.0)	—	(5.0)	(0.9)	5.7	4.8
Euro	—	27.2	27.2	(30.6)	—	(30.6)
Singapore Dollar	—	15.0	15.0	—	—	—

Total	$(71.9)	$42.2	$(29.7)	$(31.5)	$41.5	$10.0

The fair value of the outstanding contracts was $0.0 million at December 31, 2015 and a loss of $0.1 million at December 31, 2014.

In 2015 and 2014, Teradyne recorded net realized losses related to foreign currency forward contracts hedging net monetary assets and liabilities of $3.0 million and $0.2 million, respectively.

In 2013, Teradyne recorded net realized gains related to foreign currency forward contracts hedging net monetary assets and liabilities of $5.9 million. Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of December 31, 2015 and 2014:

	Balance Sheet Location	December 31, 2015	December 31, 2014
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$109	$220
Foreign exchange contracts	Other current liabilities	(146)	(369)

Total derivatives		$(37)	$(149)

The following table summarizes the effect of derivative instruments in the statement of operations recognized for the years ended December 31, 2015, 2014 and 2013. The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the years ended December 31, 2015, 2014, and 2013, gains (losses) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $2.5 million, $(0.9) million, and $(6.9) million, respectively.

	Location of Losses (Gains) Recognized in Statement of Operations	December 31, 2015	December 31, 2014	December 31, 2013
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$3,047	$237	$(5,933)

Total derivatives		$3,047	$237	$(5,933)

See Note G: “Debt” regarding derivatives related to the convertible senior notes.

Concentration of Credit Risk

Financial instruments which potentially subject Teradyne to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Teradyne’s cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Teradyne’s fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. Teradyne places foreign currency forward contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. Teradyne performs ongoing credit evaluations of its customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. One customer comprised 10% or more of Teradyne’s accounts receivable balance as of December 31, 2015. A different customer comprised 10% or more of Teradyne’s accounts receivable balance as of December 31, 2014.

Equity Interest

On November 1, 2013, in connection with the acquisition of Empirix, Inc. by Thoma Bravo LLC, Teradyne sold its equity interest in Empirix, Inc., a private company, and received cash proceeds of $34.2 million which was recorded as a gain in other (income) expense, net. An additional $5.4 million of cash proceeds that was held in escrow for 15 months, for potential indemnifications to the buyer, was paid to Teradyne in February 2015 and it was recorded as a gain in other (income) expense, net in the first quarter of 2015.

G.    DEBT

Revolving Credit Facility

On April 27, 2015, Teradyne entered into a Credit Agreement (the “Credit Agreement”) with Barclays Bank PLC, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provides for a five-year, senior secured revolving credit facility of up to $350 million (the “Credit Facility”). The Credit Agreement further provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders incremental commitments under the Credit Facility in an aggregate principal amount not to exceed $150 million.

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five year term of the revolving credit facility and are included in interest expense in the statement of operations. As of February 29, 2016, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of December 31, 2015, Teradyne was in compliance with all covenants.

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

	For the year ended
	December 31, 2015	December 31, 2014
	(in thousands)
Contractual interest expense on the coupon	$—	$1,757
Amortization of the discount component and debt issue fees recognized as interest expense	—	4,493

Total interest expense on the convertible debt	$—	$6,250

H.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, which is presented net of tax, consists of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2013, net of tax of $794, $(284)	$—	$1,381	$2,619	$4,000

Other comprehensive income before reclassifications, net of tax of $1,449	—	2,417	—	2,417
Amounts reclassified from accumulated other comprehensive income, net of tax of $(645), $(169)	—	(1,433)	(295)	(1,728)

Net current period other comprehensive income, net of tax of $804, $(169)	—	984	(295)	689

Balance at December 31, 2014, net of tax of $1,598, $(453)	$—	$2,365	$2,324	$4,689

Other comprehensive loss before reclassifications, net of tax of $0, $(1,667)	(8,759)	(3,075)	—	(11,834)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(390), $(169)	—	(704)	(295)	(999)

Net current period other comprehensive loss, net of tax of $0, $(2,057), $(169)	(8,759)	(3,779)	(295)	(12,833)

Balance at December 31, 2015, net of tax of $0, $(459), $(622)	$(8,759)	$(1,414)	$2,029	$(8,144)

Reclassifications out of accumulated other comprehensive income to the statement of operations for the years ended December 31, 2015, 2014 and 2013, were as follows:

Details about Accumulated Other Comprehensive Income Components	For the year ended			Affected Line Item in the Statements of Operations
	December 31, 2015	December 31, 2014	December 31, 2013
	(in thousands)
Available-for-sale marketable securities
Unrealized gains, net of tax of $390, $645, $257	$704	$1,433	$447	Interest income

Amortization of defined benefit pension and postretirement plans
Prior service benefit, net of tax of $169, $169, $159	$295	$295	$276	(a)

Total reclassifications, net of tax of $559, $814, $416	$999	$1,728	$723	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit; see Note M: “Retirement Plans.”

I.    GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value.

Teradyne has the option to perform a qualitative assessment (“Step zero”) to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If Teradyne determines this is the case, Teradyne is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized. If Teradyne determines that it is more-likely-than-not that the fair value of the reporting unit is greater than its carrying amounts, the two-step goodwill impairment test is not required. When performing the two-step process, the first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, Teradyne determines the fair value of a reporting unit using the results derived from an income approach and a market approach. The income approach is estimated through the discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method which is based on revenue and earnings multiples from comparable companies. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

In 2015, Teradyne performed step one of the two step impairment test for the Wireless Test and Defense/Aerospace reporting units and the Step zero assessment for the Industrial Automation reporting unit. In 2015, there was no impairment.

In 2014, as a result of decreased projected demand attributable to an estimated smaller future wireless test market due to reuse of wireless test equipment, price competition and different testing techniques, Teradyne determined that for its Wireless Test reporting unit, the carrying amount of its net assets exceeded its respective fair value, indicating that a potential impairment existed. After completing the second step of the goodwill impairment test, Teradyne recorded a $98.9 million goodwill impairment charge in the fourth quarter of 2014.

The fourth quarter 2014 goodwill impairment test of Teradyne’s Defense/Aerospace reporting unit, which is included in Teradyne’s System Test reportable segment, did not identify any goodwill impairment.

The fourth quarter 2013 goodwill impairment test of Teradyne’s Wireless Test reporting unit did not identify any goodwill impairment.

The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2015 and 2014 are as follows:

	Wireless Test	Industrial Automation	System Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2013:
Goodwill	$361,792	$—	$148,183	$260,540	$770,515
Accumulated impairment losses	—	—	(148,183)	(260,540)	(408,723)

ZTEC adjustment	27	—	—	—	27
AIT acquisition	—	—	10,516	—	10,516

Balance at December 31, 2014:
Goodwill	361,819	—	158,699	260,540	781,058
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

Universal Robots acquisition	—	221,128	—	—	221,128
Foreign currency translation adjustment	—	(6,153)	—	—	(6,153)

Balance at December 31, 2015:
Goodwill	361,819	214,975	158,699	260,540	996,033
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

	$262,922	$214,975	$10,516	$—	$488,413

Intangible Assets

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$379,778	$220,306	$159,472	6.0 years
Customer relationships	110,340	63,718	46,622	7.9 years
Tradenames and trademarks	52,396	18,879	33,517	9.5 years
Non-compete agreement	320	100	220	4.0 years
Customer backlog	170	170	—	0.3 years

Total intangible assets	$543,004	$303,173	$239,831	6.7 years

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$345,513	$224,059	$121,454	6.2 years
Customer relationships	146,635	93,998	52,637	7.7 years
Tradenames and trademarks	30,414	14,205	16,209	9.0 years
Non-compete agreement	320	20	300	4.0 years
Customer backlog	170	170	—	0.3 years

Total intangible assets	$523,052	$332,452	$190,600	6.8 years

During the year ended December 31, 2015, Teradyne recorded intangible assets in the amount of $121.6 million related to its Universal Robots acquisition and Teradyne wrote off $98.2 million of fully amortized intangible assets.

During the year ended December 31, 2014, Teradyne recorded intangible assets in the amount of $9.1 million related to its AIT acquisition.

Aggregate intangible assets amortization expense for the years ended December 31, 2015, 2014 and 2013 was $69.0 million, $70.8 million, and $72.4 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2016	$79,874
2017	71,133
2018	44,464
2019	23,611
2020	9,990
Thereafter	10,759

J.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2015, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $237.0 million, of which $230.3 million is for less than one year.

Commitments

Teradyne leases certain of its office buildings and other facilities under various operating lease arrangements that include renewal options and escalation clauses for adjusting rent payments to reflect changes in price indices. Rental expense for leases with fixed escalation clauses is recognized on a straight line basis over the lease term.

Rental expense for the years ended December 31, 2015, 2014 and 2013 was $15.9 million, $16.0 million and $16.5 million, respectively.

The following table reflects Teradyne’s non-cancelable operating lease commitments:

Non-cancelable Lease Commitments
(in thousands)
2016	$15,665
2017	11,778
2018	9,559
2019	8,487
2020	7,222
Beyond 2021	16,009

Total	$68,720

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

As a matter of ordinary business course, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenue for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, it is deferred and recognized on a straight line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2015 and 2014, Teradyne had a product warranty accrual of $6.9 million and $8.9 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $46.5 million and $43.3 million, respectively, included in short and long-term deferred revenue and customer advances.

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

Based on historical experience and information known as of December 31, 2015 and 2014, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

K.    NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	2015	2014	2013
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$206,477	$81,272	$164,947

Weighted average common shares-basic	211,544	202,908	190,772
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	—	5,013	23,341
Convertible note hedge warrant shares (2)	—	12,562	18,795
Restricted stock units	1,130	1,092	1,127
Stock options	606	944	1,528
Employee stock purchase rights	41	31	36

Dilutive potential common shares	1,777	19,642	44,827

Weighted average common shares-diluted	213,321	222,550	235,599

Net income per common share-basic	$0.98	$0.40	$0.86

Net income per common share-diluted	$0.97	$0.37	$0.70

(1)	Incremental shares from the assumed conversion of the convertible notes was calculated using the difference between the average Teradyne stock price for the period and the conversion price of $5.48, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $7.67, multiplied by 34.7 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period. Teradyne’s call option on its common stock (convertible note hedge transaction) was excluded from the calculation of diluted shares because the effect was anti-dilutive. See Note G: “Debt” regarding the convertible note hedge transaction.

The computation of diluted net income per common share for 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

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

L.    RESTRUCTURING AND OTHER

Other

During the year ended December 31, 2015, Teradyne recorded $3.6 million of other charges of which $5.3 million was an expense for the increase in the fair value of the Universal Robots contingent consideration liability and $1.0 million for acquisition costs related to Universal Robots, partially offset by a $2.9 million gain from fair value adjustments to decrease the acquisition contingent consideration liability related to ZTEC, $1.6 million, and AIT, $1.3 million.

During the year ended December 31, 2014, Teradyne recorded a $0.6 million gain from the fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $0.4 million of acquisition costs related to AIT.

Restructuring

During the year ended December 31, 2015, Teradyne recorded $1.5 million of severance charges related to headcount reductions of 23 people, primarily in System Test and Semiconductor Test.

During the year ended December 31, 2014, Teradyne recorded $1.6 million of severance charges related to headcount reductions of approximately 43 people, primarily in Semiconductor Test and Wireless Test.

During the year ended December 31, 2013, Teradyne recorded $1.9 million of severance charges related to headcount reductions of 48 people primarily in System Test and Semiconductor Test and a $(0.4) million credit in Corporate related to a change in the estimated exit costs related to a leased facility.

The remaining accrual for severance of $0.4 million is reflected in the accrued employees’ compensation and withholdings on the balance sheet and is expected to be paid by March 2016.

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

The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2015		2014
	United States	Foreign	United States	Foreign
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$367,619	$58,210	$293,912	$52,182
Service cost	2,462	1,006	2,218	897
Interest cost	13,142	1,444	12,875	1,837
Actuarial (gain) loss	(13,221)	7,498	72,596	8,975
Benefits paid	(18,885)	(859)	(13,982)	(1,265)
Curtailment	—	(634)	—	—
Plan participants’ contributions	—	64	—	88
Non-U.S. currency movement	—	(4,439)	—	(4,504)

End of year	351,117	62,290	367,619	58,210

Change in plan assets:
Fair value of plan assets:
Beginning of year	316,072	29,511	256,373	25,756
Company contributions	10,517	808	31,753	1,168
Plan participants’ contributions	—	64	—	88
Actual return on plan assets	(9,300)	(136)	41,928	5,192
Benefits paid	(18,885)	(859)	(13,982)	(1,265)
Admin expenses paid	—	(43)	—	—
Non-U.S. currency movement	—	(1,204)	—	(1,428)

End of year	298,404	28,141	316,072	29,511

Funded status	$(52,713)	$(34,149)	$(51,547)	$(28,699)

The following table provides amounts recorded within the account line items of the statement of financial position as of December 31:

	2015		2014
	United States	Foreign	United States	Foreign
	(in thousands)
Retirement plans assets	$636	$—	$3,090	$9,806
Accrued employees’ compensation and withholdings	(2,564)	(695)	(2,492)	(906)
Retirement plans liabilities	(50,785)	(33,454)	(52,145)	(37,599)

Funded status	$(52,713)	$(34,149)	$(51,547)	$(28,699)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2015		2014
	United States	Foreign	United States	Foreign
	(in thousands)
Prior service cost, before tax	$224	$—	$358	$—
Deferred taxes	479	—	429	—

Total recognized in other comprehensive income, net of tax	$703	$—	$787	$—

The estimated portion of prior service cost remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic pension cost in 2016 is $0.1 million.

The accumulated benefit obligation for the United States defined benefit pension plans was $340.1 million and $357.0 million at December 31, 2015 and 2014, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $56.6 million and $49.8 million at December 31, 2015 and 2014, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2015		2014
	United States	Foreign	United States	Foreign
	(in millions)
Projected benefit obligation	$53.3	$35.2	$54.6	$39.5
Accumulated benefit obligation	47.3	29.5	48.5	32.7
Fair value of plan assets	—	1.0	—	1.0

Expense

For the years ended December 31, 2015, 2014 and 2013, Teradyne’s net periodic pension cost (income) was comprised of the following:

	2015		2014		2013
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension Cost (Income):
Service cost	$2,462	$1,006	$2,218	$897	$2,393	$1,034
Interest cost	13,142	1,444	12,875	1,837	11,318	1,948
Expected return on plan assets	(14,517)	(781)	(12,500)	(868)	(13,632)	(959)
Amortization of prior service cost	134	—	135	—	164	—
Net actuarial loss (gain)	10,596	8,415	43,168	4,651	(7,063)	(1,252)
Curtailment	—	(634)	—	—	—	—

Total net periodic pension cost (income)	$11,817	$9,450	$45,896	$6,517	$(6,820)	$771

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service cost	(134)	—	(135)	—	(164)	—

Total recognized in other comprehensive income	(134)	—	(135)	—	(164)	—

Total recognized in net periodic pension cost (income) and other comprehensive income	$11,683	$9,450	$45,761	$6,517	$(6,984)	$771

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2015		2014		2013
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	3.7%	2.6%	4.5%	3.8%	3.6%	3.7%
Expected return on plan assets	4.8	2.6	5.0	3.4	5.0	3.7
Salary progression rate	2.9	3.2	3.0	3.5	3.0	3.5

Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2015		2014
	United States	Foreign	United States	Foreign
Discount rate	4.0%	2.3%	3.7%	2.6%
Salary progression rate	2.7	3.2	2.9	3.2

In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their review of asset class return expectations. Based on this review, Teradyne believes that 4.8% was an appropriate rate to use for fiscal 2015 for the U.S. Qualified Pension Plan (“U.S. Plan”).

Teradyne recognizes net actuarial gains and losses and the change in the fair value of the plan assets in its operating results in the year in which they occur or upon any interim remeasurement of the plans. Teradyne calculates the expected return on plan assets using the fair value of the plan assets. Actuarial gains and losses are generally measured annually as of December 31 and, accordingly, recorded during the fourth quarter of each year or upon any interim remeasurement of the plans.

The discount rate utilized to determine future pension obligations for the U.S. Plan is based on Citigroup Pension Index adjusted for the plan’s expected cash flows and was 4.0% at December 31, 2015, up from 3.7% at December 31, 2014.

Plan Assets

As of December 31, 2015, the fair value of Teradyne’s pension plans’ assets totaled $326.6 million of which $298.4 million was related to the U.S. Plan, $27.1 million was related to the U.K. defined benefit pension plan, and $1.0 million was related to the Taiwan defined benefit pension plan. Substantially all Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

Teradyne’s weighted average pension asset allocation at December 31, 2015 and 2014, by asset category is as follows:

	2015		2014
	United States	Foreign	United States	Foreign
Fixed income securities	88.6%	—%	83.3%	77.3%
Equity securities	9.8	—	15.4	19.0
Other	1.6	100.0	1.3	3.7

	100.0%	100.0%	100.0%	100.0%

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

The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, are as follows:

Asset Category:	Policy Index:	Target Allocation
U.S. corporate fixed income	Barclays U.S. Corporate A or Better Index	76%
Global equity	MSCI World Minimum Volatility Index	10
U.S. government fixed income	Barclays U.S. Long Government Bond Index	8
High yield fixed income	Barclays U.S. Corporate High Yield 2% Issuer Cap Index	5
Cash	Citigroup Three Month U.S. Treasury Bill Index	1

Teradyne’s U.S. Plan invests primarily in common trust funds. Units held in the common trust funds are valued at the unit price as reported by the investment manager based on the asset value of the underlying investments; underlying investments in equity securities are valued at the last reported sales price, and underlying investments in fixed-income securities are generally valued using methods based upon market transactions for comparable securities.

In the fourth quarter of 2015, the Trustees of the U.K. defined benefit pension plan purchased group annuity insurance contracts. The cash flows from the contracts are intended to match the plan’s obligations.

During the years ended December 31, 2015 and 2014, there were no transfers of pension assets in or out of Level 1, Level 2 or Level 3.

The fair value of pension plan assets by asset category and by level at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$240,695	$—	$240,695	$—	$—	$—	$—
U.S. government securities	—	23,761	—	23,761	—	—	—	—
Global equity	—	29,193	—	29,193	—	—	—	—
Group annuity insurance contracts	—	—	2,982	2,982	—	—	26,410	26,410
Other	—	—	—	—	—	1,029	—	1,029
Cash and cash equivalents	1,773	—	—	1,773	702	—	—	702

Total	$1,773	$293,649	$2,982	$298,404	$702	$1,029	$26,410	$28,141

	December 31, 2014
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$193,741	$—	$193,741	$—	$—	$—	$—
U.S. government securities	—	65,830	—	65,830	—	—	—	—
U.K. government securities	—	—	—	—	—	22,811	—	22,811
Asset backed securities	—	3,747	—	3,747	—	—	—	—
U.S. equity (large cap)	—	33,970	—	33,970	—	—	—	—
International equity	—	14,631	—	14,631	—	5,610	—	5,610
Group annuity insurance contracts	—	—	2,990	2,990	—	—	—	—
Other	—	65	—	65	—	957	—	957
Cash and cash equivalents	1,098	—	—	1,098	133	—	—	133

Total	$1,098	$311,984	$2,990	$316,072	$133	$29,378	$—	$29,511

The pension plan assets identified as level 3 above are related to group annuity insurance contracts held by the U.K. defined benefit pension plan and the U.S. Plan. The fair value of these assets was calculated using the present value of future pension payments due under the group annuity insurance contracts. The table below indicates the change in value related to these level 3 assets during 2015 and 2014:

Group Annuity Insurance Contracts
(in thousands)
Balance at December 31, 2013	$2,985
Interest and market value adjustments	152
Benefits paid	(125)
Other	(22)

Balance at December 31, 2014	$2,990
Purchases of group annuity insurance contracts	27,313
Interest and market value adjustments	(825)
Benefits paid	(67)
Other	(19)

Balance at December 31, 2015	$29,392

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2015, Teradyne contributed $8.0 million to the U.S Plan, $2.5 million to the U.S. supplemental executive defined benefit pension plan and $0.8 million to certain qualified plans for non-U.S. subsidiaries. During 2014, Teradyne contributed $30.0 million to the U.S Plan, $1.8 million to the U.S. supplemental executive defined benefit pension plan and $1.2 million to certain qualified plans for non-U.S. subsidiaries. In 2016, contributions to the U.S. supplemental executive defined benefit pension plan and non U.S. plans will be approximately $2.6 million and $0.8 million, respectively. Teradyne does not expect to make any contributions to the U.S. Plan in 2016.

Expected Future Pension Benefit Payments

Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2016	$19,696	$1,062
2017	18,346	1,032
2018	18,836	1,021
2019	19,453	1,477
2020	20,129	1,266
2021-2025	109,860	8,561

Postretirement Benefit Plans

In addition to receiving pension benefits, U.S. Teradyne employees who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.

The December 31 balances of the postretirement assets and obligations are shown below:

	2015	2014
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$7,162	$9,019
Service cost	48	59
Interest cost	237	335
Actuarial (gain) loss	(648)	(1,255)
Benefits paid	(769)	(996)

End of year	6,030	7,162

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	769	996
Benefits paid	(769)	(996)

End of year	—	—

Funded status	$(6,030)	$(7,162)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2015	2014
	(in thousands)
Accrued employees’ compensation and withholdings	$(692)	$(780)
Retirement plans liability	(5,338)	(6,382)

Funded status	$(6,030)	$(7,162)

The following table provides amounts recognized in accumulated other comprehensive income as of December 31:

	2015	2014
	(in thousands)
Prior service credit, before tax	$(1,632)	$(2,230)
Deferred taxes	(1,100)	(882)

Total recognized in other comprehensive income, net of tax	$(2,732)	$(3,112)

The estimated portion of prior service credit remaining in accumulated other comprehensive income that is expected to be recognized as a component of net periodic postretirement benefit (income) expense in 2016 is $(0.6) million.

Expense

For the years ended December 31, 2015, 2014 and 2013, Teradyne’s net periodic postretirement benefit income was comprised of the following:

	2015	2014	2013
	(in thousands)
Components of Net Periodic Postretirement Benefit Income:
Service cost	$48	$59	$75
Interest cost	237	335	342
Amortization of prior service credit	(598)	(598)	(598)
Net actuarial gain	(648)	(1,255)	(2,025)

Total net periodic postretirement benefit income	(961)	(1,459)	(2,206)

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	598	598	598

Total recognized in other comprehensive income	598	598	598

Total recognized in net periodic postretirement benefit income and other comprehensive income	$(363)	$(861)	$(1,608)

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2015	2014	2013
Discount rate	3.5%	4.1%	3.1%
Initial health care cost trend rate	7.5	8.0	8.5
Ultimate health care cost trend rate	5.0	5.0	5.0
Year in which ultimate health care cost trend rate is reached	2022	2020	2020

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2015	2014	2013
Discount rate	3.9%	3.5%	4.1%
Initial medical trend	7.5	7.5	8.0
Ultimate health care trend	5.0	5.0	5.0
Medical cost trend rate decrease to ultimate rate in year	2023	2022	2020

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care cost trend rates for the year ended December 31, 2015, would have the following effects:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(in thousands)
Effect on total service and interest cost components	$3	$(2)
Effect on postretirement benefit obligations	59	(56)

Expected Future Benefit Payments

Future benefit payments are expected to be paid as follows:

Benefit Payments
(in thousands)
2016	$692
2017	587
2018	553
2019	492
2020	410
2021-2025	1,654

N.     STOCK-BASED COMPENSATION

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

The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted above. During 2015 and 2014, Teradyne granted 0.2 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $18.21 and $22.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	2015	2014
Risk-free interest rate	0.77%	0.75%
Teradyne volatility-historical	28.2%	36.1%
Philadelphia Semiconductor Index volatility-historical	19.7%	24.6%
Dividend yield	1.33%	1.25%

Expected volatility was based on the historical volatility of Teradyne’s stock and the Philadelphia Semiconductor Index over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield for 2015 and 2014 was based upon an estimated annual dividend amount of $0.24 per share divided by Teradyne’s stock price on the grant date of $18.10 for 2015 grants and $19.16 for 2014 grants.

Stock Options Valuation Assumptions:

The total number of stock options granted in 2015, 2014 and 2013 were 0.1 million, 0.1 million and 0.2 million, respectively, at the weighted average grant date fair value of $4.43, $5.49 and $6.09 per share, respectively. The fair value of the stock options at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2015	2014	2013
Expected life (years)	4.0	4.0	4.0
Risk-free interest rate	1.1%	1.2%	0.6%
Volatility-historical	33.4%	38.8%	46.8%
Dividend yield	1.33%	1.25%	0.0%

Teradyne determined the stock option’s expected life based upon historical exercise data for executive officers, the age of executives and the terms of the stock option award. Volatility was determined using historical volatility for a period equal to the expected life. The interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant.

Stock compensation plan activity for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	4,352	4,636	4,970
Awarded	1,681	1,870	2,110
Vested	(1,679)	(1,965)	(2,322)
Forfeited	(284)	(189)	(122)

Non-vested at December 31	4,070	4,352	4,636

Stock Options:
Outstanding at January 1	1,507	2,706	3,841
Granted	132	89	213
Exercised	(518)	(1,248)	(1,220)
Forfeited	—	(38)	(104)
Expired	—	(2)	(24)

Outstanding at December 31	1,121	1,507	2,706

Vested and expected to vest at December 31	1,121	1,507	2,694

Exercisable at December 31	779	1,089	1,814

Total shares available for the years 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Shares available:
Available for grant at January 1	12,443	14,213	6,414
Options granted	(132)	(89)	(213)
Restricted stock units awarded	(1,681)	(1,870)	(2,110)
Restricted stock units forfeited	284	189	122
Additional shares reserved	—	—	10,000

Available for grant at December 31	10,914	12,443	14,213

Weighted average restricted stock unit award date fair value information for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
Non-vested at January 1	$17.24	$15.60	$12.72
Awarded	17.36	18.41	16.62
Vested	16.85	14.38	10.40
Forfeited	17.08	16.97	15.48
Non-vested at December 31	$17.46	$17.24	$15.60

Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
	(in thousands)
Outstanding	$84,129	$86,113	$81,680
Expected to vest	79,611	81,582	77,388

Restricted stock units weighted average remaining contractual terms (in years) information at December 31, for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
Outstanding	1.09	1.11	1.14
Expected to vest	1.08	1.10	1.13

Weighted average stock options exercise price information for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
Outstanding at January 1	$7.89	$6.29	$4.64
Options granted	18.10	19.16	16.56
Options exercised	5.49	5.34	3.28
Options forfeited	8.67	3.59	2.57
Options cancelled	3.28	2.21	8.05
Outstanding at December 31	10.21	7.89	6.29
Exercisable at December 31	6.92	5.00	4.55

Stock option aggregate intrinsic value information for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
	(in thousands)
Exercised	$7,255	$17,847	$16,848
Outstanding	11,729	17,936	30,673
Vested and expected to vest	11,729	17,936	30,512
Exercisable	10,716	16,101	23,707

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
Outstanding	4.2	4.5	4.9
Vested and expected to vest	4.2	4.5	4.9
Exercisable	3.9	4.2	4.3

Significant option groups outstanding at December 31, 2015 and related weighted average price and remaining contractual life information follow:

	Options Outstanding			Options Exercisable
Range Of Exercise Prices	Weighted- Average Remaining Contractual Life (Years)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
$1.48 – $2.67	4.58	416	$2.33	416	$2.33
$3.23 – $7.71	2.71	139	4.60	139	4.60
$11.37 – $16.95	3.54	345	16.63	202	16.62
$18.10 – $19.16	5.68	221	18.53	22	19.16

		1,121	$10.21	779	$6.92

As of December 31, 2015, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $44.9 million, and is expected to be recognized over a weighted average period of 2.3 years.

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

Employee Stock Purchase Plan

Under the Teradyne 1996 Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of common stock through regular payroll deductions of up to 10% of their compensation, to a maximum of shares with a fair market value of $25,000 per calendar year, not to exceed 6,000 shares. Under the plan, the price paid for the common stock is equal to 85% of the stock price on the last business day of the six month purchase period.

In July 2015, 0.5 million shares of common stock were issued to employees who participated in the plan during the first half of 2015, at the price of $16.40 per share. In January 2016, Teradyne issued 0.5 million shares of common stock to employees who participated in the plan during the second half of 2015, at the price of $17.57 per share.

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

As of December 31, 2015, there were 4.9 million shares available for grant under the ESPP.

The effect to income from operations for recording stock-based compensation for the years ended December 31 was as follows:

	2015	2014	2013
	(in thousands)
Cost of revenues	$3,065	$3,675	$4,338
Engineering and development	9,362	10,146	12,452
Selling and administrative	18,024	26,486	19,822

Stock-based compensation	30,451	40,307	36,612
Income tax benefit	(8,528)	(11,537)	(9,762)

Total stock-based compensation expense after income taxes	$21,923	$28,770	$26,850

O.     SAVINGS PLAN

Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). The Savings Plan provides for a discretionary employer match that is determined each year. In 2015, 2014 and 2013, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.

In addition, Teradyne established an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. Teradyne also established defined contribution savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statement of operations for the years ended December 31, 2015, 2014 and 2013 were $13.5 million, $12.8 million and $12.0 million, respectively.

P.     INCOME TAXES

The components of income (loss) before income taxes and the provision for income taxes as shown in the consolidated statements of operations were as follows:

	2015	2014	2013
	(in thousands)
Income (loss) before income taxes:
U.S.	$56,270	$(151,889)	$79,229
Non-U.S.	196,854	247,265	122,693

	$253,124	$95,376	$201,922

Provision (benefit) for income taxes:
Current:
U.S. Federal	$16,635	$5,197	$18,051
Non-U.S.	35,707	28,157	22,509
State	1,429	678	(269)

	53,771	34,032	40,291

Deferred:
U.S. Federal	(574)	(20,449)	(1,692)
Non-U.S.	(7,761)	(404)	(1,386)
State	1,211	925	(238)

	(7,124)	(19,928)	(3,316)

Total provision for income taxes:	$46,647	$14,104	$36,975

Income tax expense for 2015, 2014 and 2013 totaled $46.6 million, $14.1 million and $37.0 million, respectively. The effective tax rate for 2015, 2014 and 2013 was 18.4%, 14.8% and 18.3%, respectively. The increase in the effective tax rate from 2014 to 2015 resulted from a shift in the geographic distribution of income which increased income subject to taxation in the United States relative to lower tax rate jurisdictions and a reduction in the benefit from U.S. research and development tax credits. These increases in the effective tax rate were partially offset by decreases associated with uncertain tax positions and a non-deductible goodwill impairment charge. The decrease in the effective tax rate from 2013 to 2014 was primarily attributable to a shift in the geographic distribution of income which decreased income subject to taxation in the United States relative to lower tax rate jurisdictions, partially offset by increases in the effective tax rate associated with uncertain tax positions and a non-deductible goodwill impairment charge.

A reconciliation of the effective tax rate for the years 2015, 2014 and 2013 follows:

	2015	2014	2013
U.S. statutory federal tax rate	35.0%	35.0%	35.0%
Foreign taxes	(16.5)	(58.1)	(11.4)
Goodwill impairment	—	36.3	—
U.S. research and development credit	(3.0)	(7.9)	(7.2)
Uncertain tax positions	2.1	7.9	4.2
Valuation allowance	—	—	0.4
State income taxes, net of federal tax benefit	0.4	(0.1)	0.1
Other, net	0.4	1.7	(2.8)

	18.4%	14.8%	18.3%

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the tax holiday for the years ended December 31, 2015, 2014 and 2013 were $11.5 million or $0.05 per diluted share, $13.2 million or $0.06 per diluted share and $4.7 million or $0.02 per diluted share, respectively. In December 2015, Teradyne entered into an agreement with the Singapore Economic Development Board which extended the tax holiday under substantially similar terms to the agreement which expired on December 31, 2015. The new tax holiday is scheduled to expire on December 31, 2020.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2015 and 2014 were as follows:

	2015	2014
	(in thousands)
Deferred tax assets:
Tax credits	$44,684	$50,554
Pension liabilities	31,742	30,036
Inventory valuations	29,445	29,105
Accruals	26,563	23,323
Deferred revenue	10,232	10,242
Equity compensation	9,674	11,131
Net operating loss carryforwards	7,989	10,989
Vacation accrual	7,354	7,425
Other	502	1,725

Gross deferred tax assets	168,185	174,530
Less: valuation allowance	(43,039)	(41,737)

Total deferred tax assets	$125,146	$132,793

Deferred tax liabilities:
Intangible assets	$(68,433)	$(64,871)
Depreciation	(20,541)	(24,905)
Marketable securities	(458)	(1,599)

Total deferred tax liabilities	$(89,432)	$(91,375)

Net deferred assets	$35,714	$41,418

Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2015 and 2014 amounted to $0.5 million and $0.6 million respectively. For the years ended December 31, 2015, 2014 and 2013, benefit of $0.2 million, expense of $0.2 million and expense of $0.2 million respectively, was recorded for interest and penalties related to income tax items.

During 2015, Teradyne’s valuation allowance increased by $1.3 million primarily due to the increase in the deferred tax assets related to state tax credits generated in 2015.

As of December 31, 2015 and 2014, Teradyne evaluated the likelihood that it would realize the deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2015 and 2014, Teradyne maintained a valuation allowance for certain deferred tax assets of $43.0 million and $41.7 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December 31, 2015, Teradyne had operating loss carryforwards that expire in the following years:

	U.S. Federal Operating Loss Carryforwards	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2016	$—	$925	$—
2017	—	10,649	—
2018	—	8,563	—
2019	—	1,203	—
2020	—	269	—
2021-2025	4,870	35,777	—
2026-2030	—	39,411	—
Beyond 2030	—	6,359	143
Non-expiring	—	—	8,202

Total	$4,870	$103,156	$8,345

Of the U.S. federal operating loss carryforwards, $4.9 million relates to the acquisition of GenRad, Inc. (“GenRad”) in 2001. GenRad losses are limited in the annual amount that can be used as a result of “change in ownership” rules as defined in the Internal Revenue Code of 1986. The operating loss carryforward does not include any excess tax deduction related to stock based compensation which has not been recognized for financial statement purposes.

Teradyne has approximately $121.2 million of tax credit carryforwards. Federal business tax credits of approximately $43.2 million expire in the years 2017 through 2035. Teradyne has alternative minimum tax credits of approximately $6.6 million, which do not expire. In addition, there are state tax credits of $71.4 million of which $42.4 million do not expire and the remainder of which expires in the years 2016 through 2030. Teradyne has federal tax credits of $42.9 million, that are attributable to stock based compensation deductions which will be recorded as an increase in additional paid in capital on the consolidated balance sheet if and when they are “realized” in accordance with ASC 718-10, “Compensation—Stock Compensation.”

Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
	(in thousands)
Beginning balance, as of January 1	$30,418	$21,203	$18,666
Additions:
Tax positions for current year	6,626	8,414	4,586
Tax positions for prior years	792	3,781	2,112
Reductions:
Tax positions for prior years	(708)	(2,480)	(4,161)
Settlements with tax authorities	(336)	(500)	—

Ending balance as of December 31	$36,792	$30,418	$21,203

Current year and prior year additions include assessment of potential transfer pricing issues worldwide, federal and state tax credits and incentives, capitalization rules, and domestic production activities deductions. Reductions for tax positions for prior years primarily relate to statute expiration and the settlement of a foreign tax audit. Of the $36.8 million of unrecognized tax benefits as of December 31, 2015, $29.2 million would impact the consolidated income tax rate if ultimately recognized. The remaining $7.6 million would impact the valuation allowance if recognized. Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits as of December 31, 2015 may decrease approximately $7.6 million in the next twelve months, as a result of a lapse of statutes of limitation and the settlement of a tax audit. The estimated decrease is composed primarily of reserves relating to federal tax credits and transfer pricing.

Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2015, all material state and local income tax matters have been concluded through 2008, all material federal income tax matters have been concluded through 2011 and all material foreign income tax matters have been concluded through 2009. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.

As of December 31, 2015, a deferred tax liability has not been established for approximately $783 million of cumulative undistributed earnings of non-U.S. subsidiaries, which are expected to be reinvested indefinitely in operations outside the U.S. except for instances where Teradyne can remit such earnings to the U.S. without an associated net tax cost. Determination of the unrecognized deferred tax liability on unremitted earnings is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation.

Q.    OPERATING SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

Teradyne has four operating segments (Semiconductor Test, System Test, Wireless Test and Industrial Automation), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robots. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance using several factors, of which the primary financial measure is business segment income (loss) from operations before taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies.”

Segment information for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Semiconductor Test	Wireless Test	System Test	Industrial Automation	Corporate And Eliminations	Consolidated
	(in thousands)
2015
Revenues	$1,201,530	$184,572	$211,584	$41,892	$—	$1,639,578
Income (loss) before taxes (1)(2)	260,154	(13,830)	25,101	(7,574)	(10,727)	253,124
Total assets (3)	610,869	427,880	102,547	344,260	1,063,118	2,548,674
Property additions	79,052	3,133	6,228	1,465	—	89,878
Depreciation and amortization expense	64,415	53,440	4,390	14,500	4,027	140,772
2014
Revenues	$1,300,790	$184,535	$162,499	$—	$—	$1,647,824
Income (loss) before taxes (1)(2)	255,803	(116,196)	12,116	—	(56,347)	95,376
Total assets (3)	580,501	478,974	95,105	—	1,383,940	2,538,520
Property additions	159,783	3,730	5,469	—	—	168,982
Depreciation and amortization expense	84,990	53,308	5,399	—	8,847	152,544
2013
Revenues	$1,023,041	$251,871	$153,021	$—	$—	$1,427,933
Income before taxes (1)(2)	153,797	23,153	3,115	—	21,857	201,922
Total assets (3)	632,840	645,001	79,983	—	1,272,000	2,629,824
Property additions	94,303	5,358	7,070	—	—	106,731
Depreciation and amortization expense	72,472	51,675	5,180	—	21,360	150,687

(1)	Interest income, interest expense, other (income) expense, net, contingent consideration adjustments and pension and postretirement plans actuarial gains and losses are included in Corporate and Eliminations.
(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and goodwill impairment charges.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following accounts:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues—inventory charge	$10,508	$14,389	$5,218
Restructuring and other	499	490	1,016

Included in the System Test segment are charges in the following accounts:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues—inventory charge	$8,324	$2,125	$4,168
Restructuring and other	1,037	742	1,431

Included in the Wireless Test segment are charges in the following accounts:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues—inventory charge	$2,500	$5,679	$7,206
Restructuring and other	—	565	82
Goodwill impairment charge	—	98,897	—

Included in the Industrial Automation segment are charges in the following account:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenues—inventory step-up (1)	$1,567	$—	$—

(1)	Included in the cost of revenues for the years ended December 31, 2015 is the cost for purchase accounting inventory step-up.

Included in the Corporate and Eliminations segment are charges and credits in the following accounts:

	For the Year Ended December 31,
	2015	2014	2013
	(in thousands)
Restructuring and other—Universal Robots contingent consideration adjustment	$5,339	$—	$—
Restructuring and other—ZTEC contingent consideration adjustment	(1,600)	(630)	—
Restructuring and other—AIT contingent consideration adjustment	(1,250)	—	—
Restructuring and other—acquisition costs	1,104	372	—
Restructuring and other	—	198	(449)
Other (income) expense, net—gain from the sale of an equity investment	(5,406)	—	(34,212)
Selling and administrative—stock based compensation expense (1)	—	6,598	—

(1)	Expense related to the January 2014 retirement of Teradyne’s former chief executive officer; see Note N: “Stock-Based Compensation.”

Information as to Teradyne’s revenues by country is as follows:

	2015	2014	2013
	(in thousands)
Revenues from customers (1):
Taiwan	$436,389	$495,942	$265,472
China	264,898	292,145	323,564
United States	217,386	213,104	230,178
Japan	128,228	63,761	81,806
Korea	120,224	145,608	119,286
Europe	111,903	111,043	90,797
Singapore	105,216	119,421	114,765
Philippines	96,103	68,662	63,392
Malaysia	76,707	83,910	86,900
Thailand	59,104	44,117	32,209
Rest of the World	23,420	10,111	19,564

	$1,639,578	$1,647,824	$1,427,933

(1)	Revenues attributable to a country are based on location of customer site.

In 2015, one customer of Teradyne’s Semiconductor Test segment accounted for 13% of total consolidated revenues. In 2014, no single customer accounted for more than 10% of total consolidated revenues. In 2013, one customer of Teradyne’s Wireless Test and Semiconductor Test segments, accounted for 12% of total consolidated revenues.

Long-lived assets by geographic area:

	United States	Foreign(1)	Total
	(in thousands)
December 31, 2015	$198,424	$74,990	$273,414
December 31, 2014	$206,334	$122,704	$329,038

(1)	As of December 31, 2015 and 2014, long-lived assets attributable to Singapore were $39.9 million and $99.2 million, respectively.

R.    STOCK REPURCHASE PROGRAM

In January 2015, the Board of Directors cancelled the November 2010 stock repurchase program and authorized a new stock repurchase program for up to $500 million of common stock. The cumulative repurchases as of December 31, 2015 totaled 15.6 million shares of common stock for a total purchase price of $300 million at an average price per share of $19.20. The total price includes commissions and is recorded as a reduction to retained earnings.

In November 2010, the Board authorized a stock repurchase program for up to $200 million. Under the November 2010 plan, Teradyne repurchased 2.6 million shares of common stock for $31.2 million at an average price of $11.84.

S.     SUBSEQUENT EVENTS

In January 2016, Teradyne’s Board of Directors declared a quarterly dividend of $0.06 per share to be paid on March 21, 2016 to shareholders of record as of February 26, 2016.

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

	2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
		(3)	(4)	(1)(2)
	(in thousands, except per share amounts)
Revenues:
Products	$272,325	$437,243	$386,488	$244,510
Services	70,076	75,496	79,506	73,934

Total revenues	342,401	512,739	465,994	318,444
Cost of revenues:
Cost of products	118,996	181,491	170,963	120,322
Cost of services	30,982	32,680	36,405	32,096

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	149,978	214,171	207,368	152,418

Gross profit	192,423	298,568	258,626	166,026

Operating expenses:
Engineering and development	71,450	75,832	74,027	70,941
Selling and administrative	72,041	77,073	77,481	79,718
Acquired intangible assets amortization	13,808	15,258	20,053	19,911
Restructuring and other	—	(385)	261	5,204

Total operating expenses	157,299	167,778	171,822	175,774

Income (loss) from operations	35,124	130,790	86,804	(9,748)
Non-operating (income) expense:
Interest income	(1,816)	(1,674)	(1,708)	(2,017)
Interest expense	162	444	508	762
Other (income) expense, net	(5,660)	(116)	596	364

Income (loss) before income taxes	42,438	132,136	87,408	(8,857)
Income tax provision (benefit)	9,651	29,257	15,955	(8,216)

Net income (loss)	$32,787	$102,879	$71,453	$(641)

Net income (loss) per common share—basic	$0.15	$0.48	$0.34	$(0.00)

Net income (loss) per common share—diluted	$0.15	$0.48	$0.34	$(0.00)

Cash dividend declared per common share	$0.06	$0.06	$0.06	$0.06

(1)	Restructuring and other includes a $5.3 million fair value adjustment to increase the Universal Robots acquisition contingent consideration, and a $(0.3) million fair value adjustment to decrease the AIT acquisition contingent consideration.
(2)	In the fourth quarter ended December 31, 2015, Teradyne recorded pension and post retirement net actuarial losses of $17.7 million. See Note B: “Accounting Policies” for a discussion of our accounting policy.

(3)	Restructuring and other includes a $(1.6) million fair value adjustment to decrease the ZTEC acquisition contingent consideration.
(4)	Restructuring and other includes a $(1.0) million fair value adjustment to decrease the AIT acquisition contingent consideration.

	2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
		(1)	(1)(2)	(1)(3)(4)
	(in thousands, except per share amounts)
Revenues:
Products	$255,386	$452,488	$402,987	$253,162
Services	65,624	73,079	75,023	70,074

Total revenues	321,010	525,567	478,010	323,236
Cost of revenues:
Cost of products	124,448	202,411	182,591	131,337
Cost of services	29,515	32,743	34,298	31,673

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	153,963	235,154	216,889	163,010

Gross profit	167,047	290,413	261,121	160,226

Operating expenses:
Engineering and development	67,085	73,414	71,953	79,188
Selling and administrative	78,003	77,489	73,064	91,157
Goodwill impairment	—	—	—	98,897
Acquired intangible assets amortization	18,271	18,271	18,271	15,957
Restructuring and other	—	572	(405)	1,198

Total operating expenses	163,359	169,746	162,883	286,397

Income (loss) from operations	3,688	120,667	98,238	(126,171)
Non-operating (income) expense:
Interest income	(1,036)	(1,266)	(1,922)	(2,035)
Interest expense	6,417	159	144	214
Other (income) expense, net	180	382	(654)	463

(Loss) income before income taxes	(1,873)	121,392	100,670	(124,813)
Income tax (benefit) provision	(2,802)	20,187	17,721	(21,002)

Net income (loss)	$929	$101,205	$82,949	$(103,811)

Net income (loss) per common share—basic	$0.00	$0.52	$0.40	$(0.48)

Net income (loss) per common share—diluted	$0.00	$0.47	$0.38	$(0.48)

Cash dividend declared per common share	$0.00	$0.06	$0.06	$0.06

(1)	Dividends declared by Teradyne’s Board of Directors were paid in the second, third and fourth quarters of 2014.
(2)	Restructuring and other includes a $(0.6) million fair value adjustment to decrease the ZTEC acquisition contingent consideration.
(3)	In the fourth quarter ended December 31, 2014, Teradyne recorded pension and post retirement net actuarial losses of $46.6 million. See Note B: “Accounting Policies” for a discussion of our accounting policy.
(4)	In the fourth quarter ended December 31, 2014, Teradyne recorded a goodwill impairment charge of $98.9 million in its Wireless Test segment.

Item 9:	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A:	Controls and procedures

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

In accordance with SEC responses to frequently asked questions regarding the evaluation of internal control of entities subject to a business combination, we have excluded Universal Robots from our assessment of internal control over financial reporting as of December 31, 2015. As previously announced, we acquired Universal Robots A/S on June 11, 2015 pursuant to a Share Sale and Purchase Agreement, dated as of May 13, 2015. The total assets and total revenues of Universal Robots represent 14% and 3%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2015.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.

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

Item 9B:	Other Information

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 10, 2016. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 10, 2016. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 10, 2016. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence

Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 10, 2016. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services

Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 10, 2016. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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

15(c) Financial Statement Schedules

TERADYNE, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E		Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions		Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2015 Allowance for doubtful accounts	$2,491	$—	$—	$84		$2,407

2014 Allowance for doubtful accounts	$2,912	$55	$—	$476		$2,491

2013 Allowance for doubtful accounts	$4,118	$69	$—	$1,275	(1)	$2,912

(1)	Based upon an improvement in the aging of accounts receivables in 2013, Teradyne reduced its allowance for doubtful accounts by approximately $1 million.

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2015 Inventory reserve	$111,252	$21,332	$1,680	$14,888	$119,376

2014 Inventory reserve	$115,857	$22,193	$7,064	$33,862	$111,252

2013 Inventory reserve	$141,838	$16,592	$2,568	$45,141	$115,857

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2015 Valuation allowance	$41,737	$1,322	$—	$20	$43,039

2014 Valuation allowance	$40,386	$1,380	$—	$29	$41,737

2013 Valuation allowance	$55,446	$4,546	$—	$19,606	$40,386

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

2.1	Share Sale and Purchase Agreement by and among Teradyne Holdings Denmark ApS, Teradyne Inc. and the shareholders of Universal Robots A/S dated May 13, 2015.	Exhibit 2.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015.

3.1	Restated Articles of Organization, as amended.	Exhibit 3.01 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2000.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Amendment 1 to Standard Manufacturing Agreement, dated as of January 18, 2007, by and between Teradyne and Solectron.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.4	Fifth Amendment to Standard Manufacturing Agreement, dated as of July 17, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.4 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.5†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.6	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement)—Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.7	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.8†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit No.	Description	SEC Document Reference

10.9	2006 Equity and Cash Compensation Incentive Plan, as amended.*	Appendix A to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 2, 2015.

10.10	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.11	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Filed herewith.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Appendix B to Teradyne’s Notice and Proxy Statement on Schedule 14A filed April 11, 2013.

10.14	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended.*	Filed herewith.

10.15	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.2 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended September 28, 2008.

10.16	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	Agreement Regarding Termination Benefits dated January 22, 2014 between Teradyne and Mark Jagiela.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.19	Employment Agreement dated August 9, 2004 between Teradyne and Gregory R. Beecher.*	Exhibit 10.40 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.21	Amended and Restated Executive Officer Change in Control Agreement dated December 30, 2008 between Teradyne and Gregory R. Beecher, as amended.*	Exhibit 10.28 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Exhibit No.	Description	SEC Document Reference

10.22	Executive Officer Change in Control Agreement dated January 22, 2014 between Teradyne and Mark Jagiela, as amended.*	Exhibit 10.29 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.23	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.24	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

10.25	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.26	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.27	Executive Officer Agreement dated June 29, 2012 between Teradyne and Jeffrey Hotchkiss.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

10.28	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.29	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.30	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.31	Nextest Systems Corporation 1998 Equity Incentive Plan, as amended.	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.32	Nextest Systems Corporation 2006 Equity Incentive Plan.	Exhibit 10.34 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.33	Eagle Test Systems, Inc. 2003 Stock Option and Grant Plan.	Exhibit 10.35 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.34	Eagle Test Systems, Inc. 2006 Stock Option and Incentive Plan.	Exhibit 10.36 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit No.	Description	SEC Document Reference

10.35	LitePoint Corporation 2002 Stock Plan.	Exhibit 10.42 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.36	Credit Agreement among Teradyne, Inc., Barclays Bank PLC, as the administrative agent and collateral agent, and the lenders party thereto dated April 27, 2015.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 1, 2015.

10.37	Amendment No. 1 to Credit Agreement dated as of May 19, 2015 among Teradyne Inc., Barclays Bank PLC, as the administrative agent, and the lenders party thereto.	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2015.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of February, 2016.

TERADYNE, INC.

By:	/S/ GREGORY R. BEECHER
Gregory R. Beecher,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROY A. VALLEE Roy A. Vallee	Chair of the Board	February 29, 2016

/S/ MARK E. JAGIELA Mark E. Jagiela	Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/S/ GREGORY R. BEECHER Gregory R. Beecher	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 29, 2016

/S/ MICHAEL A. BRADLEY Michael A. Bradley	Director	February 29, 2016

/S/ DANIEL W. CHRISTMAN Daniel W. Christman	Director	February 29, 2016

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 29, 2016

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	Director	February 29, 2016

/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 29, 2016

/S/ PAUL J. TUFANO Paul J. Tufano	Director	February 29, 2016