Form 10-Q
period 2016-07-03
TERADYNE, INC
filed 2016-08-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016

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

The number of shares outstanding of the registrant’s only class of Common Stock as of August 5, 2016 was 202,330,816 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 3, 2016	December 31, 2015
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$381,095	$264,705
Marketable securities	442,154	477,696
Accounts receivable, less allowance for doubtful accounts of $2,384 and $2,407 at July 3, 2016 and December 31, 2015, respectively	349,547	211,293
Inventories, net:
Parts	57,745	73,117
Assemblies in process	32,536	32,825
Finished goods	38,997	47,646

	129,278	153,588
Deferred tax assets	—	54,973
Prepayments	103,131	91,519
Other current assets	7,681	6,194

Total current assets	1,412,886	1,259,968

Property, plant and equipment, net	264,555	273,414
Marketable securities	282,545	265,928
Deferred tax assets	72,708	7,404
Other assets	13,074	13,080
Retirement plans assets	2,811	636
Intangible assets, net	122,069	239,831
Goodwill	237,210	488,413

Total assets	$2,407,858	$2,548,674

LIABILITIES
Current liabilities:
Accounts payable	$103,090	$92,358
Accrued employees’ compensation and withholdings	89,167	113,994
Deferred revenue and customer advances	190,920	85,527
Other accrued liabilities	47,150	43,727
Contingent consideration	1,050	15,500
Accrued income taxes	23,972	21,751

Total current liabilities	455,349	372,857

Long-term deferred revenue and customer advances	26,927	25,745
Retirement plans liabilities	106,618	103,531
Deferred tax liabilities	16,110	26,663
Long-term other accrued liabilities	33,411	32,156
Long-term contingent consideration	23,864	21,936

Total liabilities	662,279	582,888

Commitments and contingencies (See Note P)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized; 202,841 and 203,641 shares issued and outstanding at July 3, 2016 and December 31, 2015, respectively	25,355	25,455
Additional paid-in capital	1,505,863	1,480,647
Accumulated other comprehensive income (loss)	2,293	(8,144)
Retained earnings	212,068	467,828

Total shareholders’ equity	1,745,579	1,965,786

Total liabilities and shareholders’ equity	$2,407,858	$2,548,674

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands, except per share amount)
Revenues:
Products	$456,832	$437,243	$814,972	$709,568
Services	74,960	75,496	147,815	145,572

Total revenues	531,792	512,739	962,787	855,140
Cost of revenues:
Cost of products	215,795	181,491	383,350	300,487
Cost of services	33,127	32,680	66,234	63,662

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	248,922	214,171	449,584	364,149

Gross profit	282,870	298,568	513,203	490,991
Operating expenses:
Engineering and development	76,109	75,832	149,573	147,282
Selling and administrative	81,425	77,073	160,599	149,114
Acquired intangible assets amortization	16,244	15,258	36,238	29,066
Acquired intangible assets impairment	83,339	—	83,339	—
Goodwill impairment	254,946	—	254,946	—
Restructuring and other	2,608	(385)	4,195	(385)

Total operating expenses	514,671	167,778	688,890	325,077

(Loss) income from operations	(231,801)	130,790	(175,687)	165,914
Non-operating (income) expense:
Interest income	(1,666)	(1,674)	(3,308)	(3,490)
Interest expense	691	444	1,401	606
Other (income) expense, net	(9)	(116)	(155)	(5,776)

(Loss) income before income taxes	(230,817)	132,136	(173,625)	174,574
Income tax (benefit) provision	(7,271)	29,257	(65)	38,908

Net (loss) income	$(223,546)	$102,879	$(173,560)	$135,666

Net (loss) income per common share:
Basic	$(1.10)	$0.48	$(0.85)	$0.63

Diluted	$(1.10)	$0.48	$(0.85)	$0.62

Weighted average common shares—basic	203,018	213,845	203,645	215,516

Weighted average common shares—diluted	203,018	215,496	203,645	217,154

Cash dividend declared per common share	$0.06	$0.06	$0.12	$0.12

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Net (loss) income	$(223,546)	$102,879	$(173,560)	$135,666

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, $0, $0	(5,041)	(6,267)	5,229	(6,267)
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $1,102, $(1,648), $2,354, $(944), respectively	2,375	(2,675)	5,446	(876)
Less: Reclassification adjustment for gains included in net income, net of tax of $(13), $(40), $(2), $(209), respectively	(51)	(231)	(134)	(561)

	2,324	(2,906)	5,312	(1,437)
Defined benefit pension and post-retirement plans:
Amortization of prior service income included in net periodic pension and post-retirement cost/income, net of tax of $(47), $(42), $(93), $(85), respectively	(83)	(74)	(163)	(147)
Prior service income arising during period, net of tax of $34, $0, $34, $0, respectively	59	—	59	—

	(24)	(74)	(104)	(147)

Other comprehensive (loss) income	(2,741)	(9,247)	10,437	(7,851)

Comprehensive (loss) income	$(226,287)	$93,632	$(163,123)	$127,815

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 3, 2016	July 5, 2015
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(173,560)	$135,666
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	32,168	36,230
Amortization	37,180	31,395
Stock-based compensation	15,457	15,405
Provision for excess and obsolete inventory	12,115	15,881
Goodwill impairment	254,946	—
Intangible assets impairment	83,339	—
Deferred taxes	(21,458)	(10,371)
Contingent consideration adjustment	2,478	(1,600)
Impairment of fixed assets	4,179	—
Property insurance recovery	(5,051)	—
Retirement plans actuarial gains	(1,862)	—
Gain from the sale of an equity investment	—	(5,406)
Non-cash charge for the sale of inventories revalued at date of acquisition	—	595
Tax benefit related to employee stock compensation awards	—	(892)
Other	576	1,154
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(138,230)	(142,493)
Inventories	30,222	23,500
Prepayments and other assets	(13,657)	14,054
Accounts payable and other accrued expenses	(15,192)	53,392
Deferred revenue and customer advances	106,072	5,685
Retirement plans contributions	(2,298)	(1,999)
Income taxes	6	23,261

Net cash provided by operating activities	207,430	193,457

Cash flows from investing activities:
Purchases of property, plant and equipment	(46,593)	(46,110)
Purchases of available-for-sale marketable securities	(437,311)	(590,250)
Proceeds from sales of available-for-sale marketable securities	334,798	631,400
Proceeds from maturities of available-for-sale marketable securities	128,024	231,416
Proceeds from property insurance	5,051	—
Acquisition of business, net of cash acquired	—	(282,332)
Proceeds from the sale of an equity investment	—	5,406
Proceeds from life insurance	—	1,098

Net cash used for investing activities	(16,031)	(49,372)

Cash flows from financing activities:
Issuance of common stock under employee stock purchase and stock option plans	17,896	17,878
Repurchase of common stock	(56,783)	(128,316)
Dividend payments	(24,425)	(25,857)
Payment of contingent consideration	(11,697)	—
Tax benefit related to employee stock compensation awards	—	892
Payment of revolving credit facility costs	—	(2,253)

Net cash used for financing activities	(75,009)	(137,656)

Increase in cash and cash equivalents	116,390	6,429
Cash and cash equivalents at beginning of period	264,705	294,256

Cash and cash equivalents at end of period	$381,095	$300,685

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

C. Recently Issued Accounting Pronouncements

On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. Teradyne is currently evaluating the impact of this ASU on its financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

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

D. Acquisitions

Universal Robots

On June 11, 2015, Teradyne acquired all of the outstanding equity of Universal Robots located in Odense, Denmark. Universal Robots is the leading supplier of collaborative robots, which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Universal Robots is a separate operating and reportable segment, Industrial Automation. The total purchase price of $315.4 million consisted of $283.8 million of cash paid and $31.6 million of contingent consideration, measured at fair value. The contingent consideration was valued using a Monte Carlo simulation based on the following key inputs: (1) forecasted revenue; (2) forecast for earnings before income taxes, depreciation and amortization (“EBITDA”); (3) revenue volatility; (4) EBITDA volatility; and (5) discount rate. The contingent consideration is payable upon the achievement of certain thresholds and targets for EBITDA for calendar year 2015, revenue for the period from July 1, 2015 to December 31, 2017 and revenue for the period from July 1, 2015 to December 31, 2018. The maximum amount of contingent consideration that could be paid is $65 million. Based on Universal Robots’ calendar year 2015 EBITDA results, in the first quarter of 2016, Teradyne paid $15 million or 100% of the eligible EBITDA contingent consideration amount.

In the fourth quarter of 2015, Teradyne finalized the valuation and purchase price allocation for the acquisition, which resulted in a $5.4 million decrease in goodwill as a result of a $2.2 million decrease in the fair value of contingent consideration, a $1.6 million increase in intangible assets and a $1.6 million decrease in acquired liabilities.

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

The following unaudited pro forma information gives effect to the acquisition of Universal Robots as if the acquisition occurred on January 1, 2014. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Three Months Ended	For the Six Months Ended
	July 5, 2015	July 5, 2015
Revenue	$520,217	$873,188
Net income	99,719	126,644
Net income per common share:
Basic	$0.47	$0.54

Diluted	$0.46	$0.58

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

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories; trading, available-for-sale or held-to-maturity securities. As of July 3, 2016, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and six months ended July 3, 2016. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Realized gains recorded in the three and six months ended July 3, 2016 were $0.3 million and $0.4 million, respectively. Realized losses recorded in the three and six months ended July 3, 2016 were $0.2 million and $0.3 million, respectively. Realized gains recorded in the three and six months ended July 5, 2015 were $0.4 million and $1.0 million, respectively. Realized losses recorded in the three and six months ended July 5, 2015 were $0.1 million and $0.1 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the three and six months ended July 3, 2016 and July 5, 2015, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 3, 2016 and December 31, 2015.

	July 3, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$196,155	$—	$—	$196,155
Cash equivalents	125,314	59,626	—	184,940
Available-for-sale securities:
U.S. Treasury securities	—	475,631	—	475,631
Corporate debt securities	—	143,598	—	143,598
Commercial paper	—	32,978	—	32,978
Certificates of deposit and time deposits	—	27,974	—	27,974
U.S. government agency securities	—	27,218	—	27,218
Equity and debt mutual funds	16,674	—	—	16,674
Non-U.S. government securities	—	626	—	626

Total	338,143	767,651	—	1,105,794
Derivative assets	—	5	—	5

Total	$338,143	$767,656	$—	$1,105,799

Liabilities
Contingent consideration	$—	$—	$24,914	$24,914
Derivative liabilities	—	93	—	93

Total	$—	$93	$24,914	$25,007

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$321,469	$59,626	$—	$381,095
Marketable securities	—	442,154	—	442,154
Long-term marketable securities	16,674	265,871	—	282,545
Prepayments	—	5	—	5

	$338,143	$767,656	$—	$1,105,799

Liabilities	.
Other accrued liabilities	$—	$93	$—	$93
Contingent consideration	—	—	1,050	1,050
Long-term contingent consideration	—	—	23,864	23,864

	$—	$93	$24,914	$25,007

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$213,336	$—	$—	$213,336
Cash equivalents	49,241	2,128	—	51,369
Available for sale securities:
U.S. Treasury securities	—	419,958	—	419,958
Corporate debt securities	—	161,634	—	161,634
U.S. government agency securities	—	83,952	—	83,952
Certificates of deposit and time deposits	—	43,394	—	43,394
Commercial paper	—	20,308	—	20,308
Equity and debt mutual funds	13,954	—	—	13,954
Non-U.S. government securities	—	424	—	424

Total	$276,531	$731,798	$—	$1,008,329
Derivative assets	—	109	—	109

Total	$276,531	$731,907	$—	$1,008,438

Liabilities
Contingent consideration	$—	$—	$37,436	$37,436
Derivative liabilities	—	146	—	146

Total	$—	$146	$37,436	$37,582

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$262,577	$2,128	$—	$264,705
Marketable securities	—	477,696	—	477,696
Long-term marketable securities	13,954	251,974	—	265,928
Prepayments	—	109	—	109

	$276,531	$731,907	$—	$1,008,438

Liabilities
Other accrued liabilities	$—	$146	$—	$146
Contingent consideration	—	—	15,500	15,500
Long-term contingent consideration	—	—	21,936	21,936

	$—	$146	$37,436	$37,582

Changes in the fair value of Level 3 contingent consideration for the three and six months ended July 3, 2016 and July 5, 2015 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Balance at beginning of period	$23,609	$3,350	$37,436	$3,350
Acquisition of Universal Robots	—	33,845	—	33,845
Payments (a)	—	—	(15,000)	—
Fair value adjustment (b)(c)(d)	1,305	(1,600)	2,478	(1,600)

Balance at end of period	$24,914	$35,595	$24,914	$35,595

(a)	In the six months ended July 3, 2016, based on Universal Robots’ calendar year 2015 EBITDA results, Teradyne paid $15 million or 100% of the eligible EBITDA contingent consideration amount.
(b)	In the three and six months ended July 3, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $0.8 million and $1.9 million, respectively, primarily due to a decrease in the discount rate.
(c)	In the three and six months ended July 3, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Avionics Interface Technology, LLC (“AIT”) was increased by $0.6 million due to an increase in forecasted revenue.
(d)	In the three and six months ended July 5, 2015, the fair value measurement of the contingent consideration for the earn-out in connection with the acquisition of ZTEC Instruments, Inc. (“ZTEC”) was reduced to $0 because Teradyne and the Securityholder Representative, on behalf of the ZTEC securityholders, agreed to terminate the earn-out prior to the end of the December 31, 2015 earn-out period, with no payout in connection with the resolution of indemnity claims asserted by both Teradyne and the Securityholder Representative.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	July 3, 2016 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$16,922	Monte Carlo Simulation	Revenue for the period July 1, 2015—December 31, 2017 volatility	15.6%
			Discount Rate	4.0%

	$6,942	Monte Carlo Simulation	Revenue for the period July 1, 2015—December 31, 2018 volatility	15.6%
			Discount Rate	4.0%

Contingent consideration (AIT)	$1,050	Income approach- discounted cash flow	Revenue for calendar year 2016 probability Discount Rate	100% 4.0%

As of July 3, 2016, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. The maximum payment for each of the two Universal Robots revenue earn-outs is $25.0 million.

The significant unobservable inputs used in the AIT fair value measurement of contingent consideration are the probabilities of successful achievement of calendar year 2016 revenue threshold and target, and a discount rate. Increases or decreases in the revenue probabilities would result in a higher or lower fair value measurement. The maximum payment for the AIT earn-out is $1.1 million.

The carrying amounts and fair values of Teradyne’s financial instruments at July 3, 2016 and December 31, 2015 were as follows:

	July 3, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$381,095	$381,095	$264,705	$264,705
Marketable securities	724,699	724,699	743,624	743,624
Derivative assets	5	5	109	109
Liabilities
Contingent consideration	24,914	24,914	37,436	37,436
Derivative liabilities	93	93	146	146

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at July 3, 2016 and December 31, 2015:

	July 3, 2016
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$473,958	$1,684	$(11)	$475,631	$118,777
Corporate debt securities	140,995	3,060	(457)	143,598	40,862
Commercial paper	32,959	19	—	32,978	—
Certificates of deposit and time deposits	27,958	16	—	27,974	—
U.S. government agency securities	27,151	67	—	27,218	2,421
Equity and debt mutual funds	15,278	1,424	(28)	16,674	937
Non-U.S. government securities	610	16	—	626	—

	$718,909	$6,286	$(496)	$724,699	$162,997

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$441,840	$336	$(22)	$442,154	$89,416
Long-term marketable securities	277,069	5,950	(474)	282,545	73,581

	$718,909	$6,286	$(496)	$724,699	$162,997

	December 31, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$421,060	$65	$(1,167)	$419,958	$379,434
Corporate debt securities	163,297	902	(2,565)	161,634	145,373
U.S. government agency securities	84,032	42	(122)	83,952	55,120
Certificates of deposit and time deposits	43,391	6	(3)	43,394	10,527
Commercial paper	20,298	11	(1)	20,308	8,646
Equity and debt mutual funds	12,996	1,119	(161)	13,954	2,560
Non-U.S. government securities	424	—	—	424	—

	$745,498	$2,145	$(4,019)	$743,624	$601,660

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$478,306	$38	$(648)	$477,696	$374,785
Long-term marketable securities	267,192	2,107	(3,371)	265,928	226,875

	$745,498	$2,145	$(4,019)	$743,624	$601,660

As of July 3, 2016, the fair market value of investments with unrealized losses totaled $163.0 million. Of this value, $4.0 million had unrealized losses of $0.4 million for greater than one year and $159.0 million had unrealized losses of $0.1 million for less than one year.

As of December 31, 2015, the fair market value of investments with unrealized losses totaled $601.7 million. Of this value, $0.9 million had unrealized losses of $0.5 million for greater than one year and $600.8 million had unrealized losses of $3.6 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments, at July 3, 2016 and December 31, 2015, were temporary.

The contractual maturities of investments held at July 3, 2016 were as follows:

	July 3, 2016
	Cost	Fair Market Value
	(in thousands)
Due within one year	$441,840	$442,154
Due after 1 year through 5 years	218,350	218,769
Due after 5 years through 10 years	4,699	4,962
Due after 10 years	38,742	42,140

Total	$703,631	$708,025

Contractual maturities of investments held at July 3, 2016 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts was $117.7 million and $114.1 million at July 3, 2016 and December 31, 2015, respectively. The fair value of the outstanding contracts was a loss of $0.1 million and $0.0 million at July 3, 2016 and December 31, 2015, respectively.

For the three and six months ended July 3, 2016, Teradyne recorded net realized losses of $6.9 million and $10.2 million, respectively, related to foreign currency forward contracts hedging net monetary positions.

For the three months ended July 5, 2015, Teradyne recorded a net realized gain of $1.6 million related to foreign currency forward contracts hedging net monetary positions. For the six months ended July 5, 2015, Teradyne recorded a net realized loss of $1.9 million related to foreign currency forward contracts hedging net monetary positions.

The following table summarizes the fair value of derivative instruments at July 3, 2016 and December 31, 2015:

	Balance Sheet Location	July 3, 2016	December 31, 2015
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts assets	Prepayments	$5	$109
Foreign exchange contracts liabilities	Other current liabilities	(93)	(146)

Total derivatives		$(88)	$(37)

Teradyne’s foreign exchange contracts are subject to master netting agreements.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and six months ended July 3, 2016 and July 5, 2015.

	Location of (Gains) Losses Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$6,901	$(1,547)	$10,199	$1,878

Total Derivatives		$6,901	$(1,547)	$10,199	$1,878

The table above does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies recorded in other (income) expense, net. For the three and six months ended July 3, 2016, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $6.9 million and $10.4 million, respectively. For the three months ended July 5, 2015, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.1 million. For the six months ended July 5, 2015, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.2 million.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statement of operations. As of August 12, 2016, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of August 12, 2016, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

G. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	July 3, 2016	December 31, 2015
	(in thousands)
Contract manufacturer prepayments	$77,009	$66,283
Prepaid maintenance and other services	7,623	8,481
Prepaid taxes	5,119	3,781
Other prepayments	13,380	12,974

Total prepayments	$103,131	$91,519

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 3, 2016	December 31, 2015
	(in thousands)
Extended warranty	$47,723	$46,499
Product maintenance and training	38,030	30,616
Customer advances	3,486	17,456
Undelivered elements and other	128,608	16,701

Total deferred revenue and customer advances	$217,847	$111,272

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

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Balance at beginning of period	$7,496	$7,423	$6,925	$8,942
Acquisition	—	372	—	372
Accruals for warranties issued during the period	4,888	3,926	8,378	6,287
Adjustments related to pre-existing warranties	(420)	(797)	(177)	(1,828)
Settlements made during the period	(3,180)	(2,696)	(6,342)	(5,545)

Balance at end of period	$8,784	$8,228	$8,784	$8,228

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
		(in thousands)
Balance at beginning of period	$46,115	$40,704	$46,499	$43,300
Acquisition	—	699	—	699
Deferral of new extended warranty revenue	8,898	8,172	15,725	12,376
Recognition of extended warranty deferred revenue	(7,290)	(6,276)	(14,501)	(13,076)

Balance at end of period	$47,723	$43,299	$47,723	$43,299

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

In January 2016, Teradyne granted PRSUs to its executive officers with a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”). Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; and other non-recurring gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 200% to 0% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

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

During the six months ended July 3, 2016 and July 5, 2015, Teradyne granted 0.1 million and 0.2 million TSR PRSUs, respectively, with a grant date fair value of $20.29 and $18.21, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 3, 2016	July 5, 2015
Risk-free interest rate	0.97%	0.77%
Teradyne volatility-historical	27.0%	28.2%
NYSE Composite Index volatility-historical	13.1%	—
Philadelphia Semiconductor Index volatility-historical	—	19.7%
Dividend yield	1.24%	1.33%

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

During the six months ended July 3, 2016, Teradyne granted 0.1 million PBIT PRSUs with a grant date fair value of $18.71.

During the six months ended July 3, 2016, Teradyne granted 1.2 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $18.49, 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $18.71 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.30.

During the six months ended July 5, 2015, Teradyne granted 1.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $17.15, 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $20.21 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $4.43.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Stock options vest in equal annual installments over four years and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 3, 2016	July 5, 2015
Expected life (years)	5.0	4.0
Risk-free interest rate	1.4%	1.1%
Volatility-historical	32.9%	33.4%
Dividend yield	1.24%	1.33%

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

K. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income, which is presented net of tax, consist of the following:

	For the Six Months Ended July 3, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2015, net of tax of $0, $(459), $(622)	$(8,759)	$(1,414)	$2,029	$(8,144)

Other comprehensive income before reclassifications, net of tax of $0, $2,354	5,229	5,446	—	10,675
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $(2), $(59)	—	(134)	(104)	(238)

Net current period other comprehensive income (loss), net of tax of $0, $2,352, $(59)	5,229	5,312	(104)	10,437

Balance at July 3, 2016, net of tax of $0, $1,893, $(681)	$(3,530)	$3,898	$1,925	$2,293

	For the Six Months Ended July 5, 2015
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2014, net of tax of $1,598, $(453)	$—	$2,365	$2,324	$4,689

Other comprehensive loss before reclassifications, net of tax of $0, $(944)	(6,267)	(876)	—	(7,143)
Amounts reclassified from accumulated other comprehensive income, net of tax of $(209), $(85)	—	(561)	(147)	(708)

Net current period other comprehensive loss, net of tax of $0, $(1,153), $(85)	(6,267)	(1,437)	(147)	(7,851)

Balance at July 5, 2015, net of tax of $0, $445, $(538)	$(6,267)	$928	$2,177	$(3,162)

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and six months ended July 3, 2016 and July 5, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $13, $40, $2, $209	$51	$231	$134	$561	Interest income
Defined benefit pension and postretirement plans:
Amortization of prior service income, net of tax of $47, $42, $93, $85	83	74	163	147	(a)
Prior service income arising during period, net of tax of $(34), $0, $(34), $0	(59)	—	(59)	—

	24	74	104	147

Total reclassifications, net of tax of $26, $82, $61, $294	$75	$305	$238	$708	Net income

(a)	The amortization of prior service income is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

L. Goodwill and Intangible Assets

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

In the second quarter of 2016, the Wireless Test reporting unit (which is Teradyne’s Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from Teradyne’s largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. Teradyne considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test.

Teradyne used the income and market approaches to determine the fair value of the Wireless Test reporting unit for step 1 of the goodwill impairment test. With respect to the income approach, Teradyne used the discounted cash flow method, which included seven year future cash flow projections and an estimated terminal value. The cash flow projections were prepared using Teradyne’s forecast, which was based upon underlying estimates of the total market size, and Teradyne’s market share in the wireless test market developed using Teradyne and independent third party data. The estimated terminal value was calculated using the Gordon Growth model. The market approach used a revenue multiple to develop an estimate of fair value. The revenue multiple was estimated using enterprise value as a ratio of next twelve months revenue for comparable companies. Teradyne equally weighted the income and market approaches to determine the fair value of the Wireless Test reporting unit. The carrying amount of the Wireless Test reporting unit exceeded its fair value; therefore, the second step of the goodwill impairment test was performed to calculate implied goodwill and to measure the amount of the impairment loss.

Teradyne allocated the fair value of the Wireless Test reporting unit to all of its assets and liabilities (including unrecognized intangible assets). The net book value of raw materials inventory was estimated as an approximation of current replacement costs. The fair value of finished goods inventory was estimated at the present value of selling price less direct selling costs and profit on the selling effort. The selling price used in the inventory fair values was based upon the product gross margins included in Teradyne’s forecast. The fair value of the deferred revenue liability was estimated by assessing the costs required to service the obligation plus a reasonable profit margin. The fair value for personal property assets, which consisted of furniture and fixtures, machinery and equipment, computer equipment, software and leasehold improvements, was estimated using the replacement cost approach, which approximated carrying value. The fair value of intangible assets was estimated using the income approach and, in particular, developed technology and trademarks/trade names were valued using the relief-from-royalty method and customer relationships and customer backlog were valued using the discounted cash flow method. Royalty rates were estimated using rates applicable to wireless testing equipment and other similar technologies. Based upon this allocation, Teradyne determined that goodwill is valued at $8.0 million and recorded an impairment loss of $255 million in the second quarter of 2016.

The changes in the carrying amount of goodwill by reportable segments for the six months ended July 3, 2016, were as follows:

	Wireless Test	Industrial Automation	System Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2015:
Goodwill	$361,819	$214,975	$158,699	$260,540	$996,033
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

	262,922	214,975	10,516	—	488,413
Foreign currency translation adjustment	—	3,743	—	—	3,743
Goodwill impairment loss	(254,946)	—	—	—	(254,946)

Balance at July 3, 2016:
Goodwill	361,819	218,718	158,699	260,540	999,776
Accumulated impairment losses	(353,843)	—	(148,183)	(260,540)	(762,566)

	$7,976	$218,718	$10,516	$—	$237,210

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, Teradyne performed an impairment test of the Wireless Test segment’s intangible and long-lived assets. The impairment test is based on a comparison of the estimated undiscounted cash flows to the carrying value of the asset group. If undiscounted cash flows for the asset group are less than the carrying amount, the asset group is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. The fair value of intangible assets was estimated using the income approach and, in particular, developed technology and trademarks/trade names were valued using the relief-from-royalty method and customer relationships were valued using the discounted cash flow method. Royalty rates were estimated using rates applicable to wireless testing equipment and other similar technologies. As a result of the analysis, Teradyne recorded an $83 million impairment charge in the second quarter of 2016 in acquired intangible assets impairment on the statement of operations.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	July 3, 2016
	Gross Carrying Amount (1)	Accumulated Amortization (1)(2)	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$333,421	$259,364	(1,138)	$72,919	6.0 years
Customer relationships	110,602	89,674	(119)	20,809	7.9 years
Tradenames and trademarks	53,034	24,581	(292)	28,161	9.5 years
Non-compete agreement	320	140	—	180	4.0 years
Customer backlog	170	170	—	—	0.3 years

Total intangible assets	$497,547	$373,929	(1,549)	$122,069	6.8 years

(1)	In 2016, $48 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.
(2)	Includes an $83 million impairment of Wireless Test amortizable intangible assets.

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$382,262	$220,346	(2,444)	$159,472	6.0 years
Customer relationships	110,602	63,722	(258)	46,622	7.9 years
Tradenames and trademarks	53,034	18,889	(628)	33,517	9.5 years
Non-compete agreement	320	100	—	220	4.0 years
Customer backlog	170	170	—	—	0.3 years

Total intangible assets	$546,388	$303,227	(3,330)	$239,831	6.7 years

Aggregate intangible asset amortization expense was $16.2 million and $36.2 million, respectively, for the three and six months ended July 3, 2016 and $15.3 million and $29.1 million, respectively, for the three and six months ended July 5, 2015. Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2016 (remainder)	$16,519
2017	30,410
2018	28,142
2019	24,244
2020	10,626
Thereafter	12,128

M. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands, except per share amounts)
Net (loss) income for basic and diluted net income per share	$(223,546)	$102,879	$(173,560)	$135,666

Weighted average common shares-basic	203,018	213,845	203,645	215,516
Effect of dilutive potential common shares:
Restricted stock units	—	978	—	940
Stock options	—	603	—	649
Employee stock purchase plan	—	70	—	49

Dilutive potential common shares	—	1,651	—	1,638

Weighted average common shares-diluted	203,018	215,496	203,645	217,154

Net (loss) income per common share-basic	$(1.10)	$0.48	$(0.85)	$0.63

Net (loss) income per common share-diluted	$(1.10)	$0.48	$(0.85)	$0.62

The computation of diluted net income per common share for the three and six months ended July 3, 2016 excludes the effect of the potential exercise of all outstanding stock options and restricted stock units because Teradyne had a net loss and inclusion would be anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 5, 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

N. Restructuring and Other

Other

On April 16, 2016, an earthquake in Kumamoto, Japan damaged Teradyne’s main facility at that location. The Teradyne owned facility, which was used for engineering, production, and support operations, was damaged beyond repair and has no remaining utility to Teradyne. In the three and six months ended July 3, 2016, Teradyne wrote off the building’s carrying value of $4.2 million and also recorded $0.9 million of earthquake related expenses. Teradyne has $10 million of earthquake insurance with a deductible of approximately $2.5 million for the location. The $5.1 million of total charges were offset by $5.1 million of proceeds received in the second quarter of 2016 under the insurance policy. The charges and proceeds were recognized in restructuring and other in the statement of operations. Teradyne has temporarily transferred some operations to other facilities in Japan and elsewhere while its Kumamoto operations are restored. Teradyne is still in the process of assessing the total impact of the damage.

During the three months ended July 3, 2016, Teradyne recorded an expense of $1.3 million for the increase in the fair value of contingent consideration liability, of which $0.8 million was related to Universal Robots and $0.6 million was related to AIT.

During the six months ended July 3, 2016, Teradyne recorded an expense of $2.5 million for the increase in the fair value of contingent consideration liability, of which $1.9 million was related to Universal Robots and $0.6 million was related to AIT.

During the three and six months ended July 5, 2015, Teradyne recorded a $1.6 million gain from the decrease in the fair value of the ZTEC contingent consideration liability, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the three months ended July 3, 2016, Teradyne recorded $1.3 million of severance charges related to headcount reductions of 62 people, of which 47 people were in Wireless Test and 15 people were in Semiconductor Test.

During the six months ended July 3, 2016, Teradyne recorded $1.7 million of severance charges related to headcount reductions of 74 people, of which 47 people were in Wireless Test and 27 people were in Semiconductor Test.

During the three and six months ended July 5, 2015, Teradyne recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test.

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

In the six months ended July 3, 2016, Teradyne contributed $1.3 million to the U.S. supplemental executive defined benefit pension plan and $0.7 million to certain qualified plans for non-U.S. subsidiaries.

For the three and six months ended July 3, 2016 and July 5, 2015, Teradyne’s net periodic pension (income) cost was comprised of the following:

	For the Three Months Ended
	July 3, 2016		July 5, 2015
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$575	$199	$615	$263
Interest cost	3,401	199	3,289	385
Expected return on plan assets	(3,472)	(5)	(3,634)	(215)
Amortization of prior service cost	24	—	34	—
Actuarial gain	(654)	—	(3)	—

Total net periodic pension (income) cost	$(126)	$393	$301	$433

	For the Six Months Ended
	July 3, 2016		July 5, 2015
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,151	$406	$1,231	$510
Interest cost	6,815	405	6,571	744
Expected return on plan assets	(6,915)	(11)	(7,259)	(410)
Amortization of prior service cost	48	—	67	—
Actuarial gain	(1,848)	—	(3)	—
Settlement	—	(238)	—	—

Total net periodic pension (income) cost	$(749)	$562	$607	$844

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

For the three months and six months ended July 3, 2016 and July 5, 2015, Teradyne’s net periodic postretirement income was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Service cost	$9	$12	$19	$24
Interest cost	53	59	109	118
Amortization of prior service income	(154)	(150)	(304)	(299)
Actuarial gain	(15)	(19)	(15)	(19)

Total net periodic post-retirement benefit	$(107)	$(98)	$(191)	$(176)

P. Commitments and Contingencies

Purchase Commitments

As of July 3, 2016, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $201.1 million, of which $200.0 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. Income Taxes

The effective tax rate for the three months ended July 3, 2016 and July 5, 2015 was 3.2% and 22.1%, respectively. The effective tax rate for the six months ended July 3, 2016 and July 5, 2015 was 0.0% and 22.3%, respectively.

The effective tax rates for the three and six months ended July 3, 2016 differed from the expected federal statutory rate of 35% as a result of a non-deductible goodwill impairment charge, which reduced the benefit of the U.S. loss before income taxes, and increases in uncertain tax positions for transfer pricing, offset by the effect of lower statutory rates applicable to income earned outside the U.S., the benefit of U.S. research and development tax credits, and discrete tax benefits.

Discrete tax benefits recorded in the three and six months ended July 3, 2016 amounted to $4.4 million and $6.9 million respectively. The $4.4 million of discrete tax benefits recorded in the three months ended July 3, 2016 was composed of $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit and $2.2 million from non-taxable foreign exchange gains net of $0.4 million of expense from other discrete tax items. The $6.9 million of discrete tax benefits recorded in the six months ended July 3, 2016 was composed of $3.4 million from non-taxable foreign exchange gains, $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit, and $0.9 million related to marketable securities.

The effective tax rates for three and six months ended July 5, 2015 differed from the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the U.S. The tax rate for the six months ended July 5, 2015 was increased by additions to the uncertain tax positions for transfer pricing included in the projected annual effective tax rate, partially offset by $1.7 million of discrete tax benefits composed of $0.7 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million from other discrete tax benefits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of July 3, 2016, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of July 3, 2016 and December 31, 2015, Teradyne had $32.8 million and $33.7 million, respectively, of reserves for uncertain tax positions. The $0.9 million net decrease in reserves for uncertain tax positions is composed of tax reserve releases resulting from the settlement of a U.S. tax audit, partially offset by additions related to transfer pricing exposures.

As of July 3, 2016, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $3.6 million in the next twelve months, as a result of a lapse of statutes of limitation. The estimated decrease is composed primarily of reserves relating to transfer pricing.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 3, 2016 and December 31, 2015, $0.8 million and $0.5 million, respectively, of interest and penalties were included in the reserve for uncertain tax positions. For the six months ended July 3, 2016, an expense of $0.3 million was recorded for interest and penalties related to income tax items. For the six months ended July 5, 2015, an expense of $0.1 million was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 3, 2016 was $30.7 million, or $0.15 per diluted share. The tax savings due to the tax holiday for the six months ended July 5, 2015 was $6.2 million, or $0.03 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

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

Segment information for the three months and six months ended July 3, 2016 and July 5, 2015 is as follows:

	Semiconductor Test	System Test	Wireless Test	Industrial Automation	Corporate and Eliminations	Consolidated
	(in thousands)
Three months ended July 3, 2016:
Revenues	$435,323	$48,940	$22,427	$25,102	$—	$531,792
Income (loss) before income taxes (1)(2)	121,163	8,992	(356,505)	(4,501)	34	(230,817)
Total assets (3)	731,394	91,374	61,618	346,290	1,177,182	2,407,858
Three months ended July 5, 2015:
Revenues	$400,315	$45,822	$62,879	$3,723	$—	$512,739
Income (loss) before income taxes (1)(2)	129,546	(4,333)	6,841	(1,700)	1,782	132,136
Total assets (3)	649,087	95,544	485,857	358,276	1,104,043	2,692,807
Six months ended July 3, 2016:
Revenues	$775,588	$102,610	$42,741	$41,848	$—	$962,787
Income (loss) before income taxes (1)(2)	194,417	18,484	(376,645)	(11,669)	1,788	(173,625)
Total assets (3)	731,394	91,374	61,618	346,290	1,177,182	2,407,858
Six months ended July 5, 2015:
Revenues	$671,232	$83,258	$96,927	$3,723	$—	$855,140
Income (loss) before income taxes (1)(2)	172,671	(3,328)	(3,600)	(1,700)	10,531	174,574
Total assets (3)	649,087	95,544	485,857	358,276	1,104,043	2,692,807

(1)	Interest income, interest expense, and other (income) expense, net are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges related to inventory and other.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Cost of revenues—inventory charge	$2,234	$6,409	$5,919	$6,940
Restructuring and other	337	305	751	305

Total	$2,571	$6,714	$6,670	$7,245

Included in the System Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Cost of revenues—inventory charge	$237	$7,702	$320	$7,765

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Goodwill impairment	$254,946	$—	$254,946	$—
Acquired intangible assets impairment	83,339	—	83,339	—
Cost of revenues—inventory charge	5,271	330	5,876	1,176
Restructuring and other	967	—	967	—

Total	$344,523	$330	$345,128	$1,176

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Cost of revenues—inventory step-up (1)	$—	$595	$—	$595

(1)	Included in the cost of revenues for the three and six months ended July 5, 2015 is the cost for purchase accounting inventory step-up.

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
	(in thousands)
Restructuring and other—Impairment of fixed assets and expenses related to the Japan earthquake	$5,051	$—	$5,051	$—
Restructuring and other—Property insurance recovery and proceeds	(5,051)	—	(5,051)	—
Restructuring and other—Universal Robots contingent consideration adjustment	755	—	1,928	—
Restructuring and other—AIT contingent consideration adjustment	550	—	550	—
Restructuring and other—ZTEC contingent consideration adjustment	—	(1,600)	—	(1,600)
Other (income) expense, net—gain from the sale of an equity investment	—	(624)	—	(5,406)
Restructuring and other—Universal Robots acquisition costs	—	960	—	960

Total	$1,305	$(1,264)	$2,478	$(6,046)

S. Shareholders’ Equity

Stock Repurchase Program

In January 2015, the Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, of which $300 million was repurchased in 2015. In 2016, Teradyne intends to repurchase between $100 million and $200 million of common stock. During the six months ended July 3, 2016, Teradyne repurchased 2.9 million shares of common stock at an average price per share of $19.29, for a total cost of $56.8 million. Cumulative repurchases as of July 3, 2016 totaled 18.6 million shares of common stock for a total purchase price of $356.7 million at an average price per share of $19.22. The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2016 and May 2016, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Dividend payments for the three and six months ended July 3, 2016 were $12.2 million and $24.4 million, respectively.

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

On April 16, 2016, an earthquake in Kumamoto, Japan damaged our main facility at that location. The facility, which was used for engineering, production, and support operations, sustained heavy damage. With respect to the location, we have $10 million of earthquake insurance with a deductible of approximately $2.5 million. To date, we received $5.1 million of the property insurance proceeds. The Kumamoto building was damaged beyond repair. As a result, we impaired the building and recorded a charge of $4.2 million and a charge of $0.9 million for other earthquake related expenses. We have temporarily transferred some operations to other facilities in Japan and elsewhere while our Kumamoto operations are restored.

In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $255 million, with approximately $8.0 million of goodwill remaining, and $83 million for the impairment of acquired intangible assets with approximately $5.8 million of intangible assets remaining.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three and six months ended July 3, 2016 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Percentage of revenues:
Revenues:
Products	86%	85%	85%	83%
Services	14	15	15	17

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	41	35	40	35
Cost of services	6	6	7	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	47	42	47	43

Gross profit	53	58	53	57
Operating expenses:
Engineering and development	14	15	16	17
Selling and administrative	15	15	17	17
Acquired intangible assets amortization	3	3	4	3
Acquired intangible assets impairment	16	—	9	—
Goodwill impairment	48	—	26	—
Restructuring and other	—	—	—	—

Total operating expenses	97	33	72	38

(Loss) income from operations	(44)	26	(18)	19
Non-operating (income) expenses
Interest income	—	—	—	—
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	(1)

(Loss) income before income taxes	(43)	26	(18)	20
Income tax (benefit) provision	(1)	6	—	5

Net (loss) income	(42)%	20%	(18)%	16%

Results of Operations

Second Quarter 2016 Compared to Second Quarter 2015

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 3, 2016	July 5, 2015
Semiconductor Test	0.9	1.0
System Test	0.6	1.0
Wireless Test	1.0	1.3
Industrial Automation	1.0	1.4
Total Company	0.9	1.0

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Semiconductor Test	$435.3	$400.3	$35.0
System Test	49.0	45.8	3.2
Industrial Automation	25.1	3.7	21.4
Wireless Test	22.4	62.9	(40.5)

	$531.8	$512.7	$19.1

The increase in Semiconductor Test revenues of $35.0 million, or 8.7%, was primarily due to higher product volume in the application processor market. The increase in System Test revenue of $3.2 million, or 7.0%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The decrease in Wireless Test revenue of $40.5 million, or 64.4%, was driven by lower demand for connectivity and cellular test systems primarily from our largest Wireless Test segment customer. As a result of significant customer concentration in our Wireless Test segment, quarterly revenue in that segment is subject to significant fluctuations based on our largest customer’s order levels. The acquisition of Universal Robots, which is our Industrial Automation segment, completed in June 2015, added $25.1 million of revenue in the three months ended July 3, 2016.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 3, 2016	July 5, 2015
Taiwan	48%	26%
United States	11	12
China	8	18
Korea	6	5
Malaysia	6	5
Europe	5	6
Singapore	5	8
Japan	4	8
Philippines	4	7
Thailand	1	4
Rest of World	2	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	July 3, 2016	July 5, 2015
	(in millions)
Gross Profit	$282.9	$298.6	$(15.7)
Percent of Total Revenues	53.2%	58.2%	(5.0)

Gross profit as a percent of revenue decreased by 5.0 points, as a result of a 6.9 point decrease related to product mix and sales of previously leased testers in Semiconductor Test in 2015, partially offset by a 1.7 point increase due to lower excess and obsolete inventory provisions in Storage Test and Semiconductor Test.

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

During the three months ended July 3, 2016, we recorded an inventory provision of $7.7 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $7.7 million of total excess and obsolete provisions, $5.3 million was related to Wireless Test, $2.2 million was related to Semiconductor Test, and $0.2 million was related to System Test.

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

During the three months ended July 3, 2016 and July 5, 2015, we scrapped $1.5 million and $0.8 million of inventory, respectively. During the three months ended July 3, 2016 and July 5, 2015, we sold $5.1 million and $2.6 million of previously written-down or written-off inventory, respectively. As of July 3, 2016, we had inventory related reserves for inventory which had been written-down or written-off totaling $125.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Engineering and Development	$76.1	$75.8	$0.3
Percent of Total Revenues	14.3%	14.8%

The increase of $0.3 million in engineering and development expenses was primarily from the acquisition of Universal Robots completed in June 2015, partially offset by lower variable compensation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Selling and Administrative	$81.4	$77.1	$4.3
Percent of Total Revenues	15.3%	15.0%

The increase of $4.3 million in selling and administrative expenses was due primarily to additional costs as a result of the acquisition of Universal Robots in June 2015, partially offset by lower variable compensation.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Acquired Intangible Assets Amortization	$16.2	$15.3	$0.9
Percent of Total Revenues	3.1%	3.0%

Acquired intangible assets amortization expense increased due to the Universal Robots acquisition in June 2015, partially offset by lower amortization expense in the Wireless Test segment due to the impairment of intangible assets.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31, or on an interim basis between annual tests when events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $255 million.

Acquired Intangible Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the carrying value of the assets. If undiscounted cash flows for the asset are less than the carrying amount, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. As a result of the analysis, we recorded an $83.3 million impairment charge in the second quarter of 2016 in acquired intangible assets impairment on the statement of operations.

Restructuring and Other

Other

During the three months ended July 3, 2016, we recorded $4.2 million for an impairment of fixed assets and $0.9 million of expenses related to an earthquake in Kumamoto, Japan and $1.3 million for the increase in the fair value of contingent consideration liability, of which $0.8 million was related to Universal Robots and $0.6 million was related to AIT, partially offset by $5.1 million of property insurance proceeds related to the Japan earthquake.

During the three months ended July 5, 2015, we recorded a $1.6 million gain from the decrease in the fair value of the ZTEC contingent consideration, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the three months ended July 3, 2016, we recorded $1.3 million of severance charges related to headcount reductions of 62 people, of which 47 people were in Wireless Test and 15 people were in Semiconductor Test.

During the three months ended July 5, 2015, we recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test.

Interest and Other

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Interest Income	$(1.7)	$(1.7)	$0.0
Interest Expense	0.7	0.4	0.3
Other (income) expense, net	—	(0.1)	0.1

Interest expense increased by $0.3 million due primarily to realized losses on sales of marketable securities in 2016.

(Loss) Income Before Income Taxes

	For the Three Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Semiconductor Test	$121.2	$129.5	$(8.3)
System Test	9.0	(4.3)	13.3
Wireless Test	(356.5)	6.8	(363.3)
Industrial Automation	(4.5)	(1.7)	(2.8)
Corporate (1)	—	1.8	(1.8)

	$(230.8)	$132.1	$(362.9)

(1)	Included in Corporate are: impairment of fixed assets and expenses related to the Japan earthquake, property insurance recovery and proceeds, pension actuarial gains, contingent consideration adjustment, gain from the sale of an equity investment, proceeds from life insurance, interest income and interest expense.

The decrease in income before income taxes in Semiconductor Test was primarily due to unfavorable product mix and sales partially offset by lower excess and obsolete inventory provisions. The increase in income before income taxes in System Test was primarily due to lower excess and obsolete inventory provisions and higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The decrease in income before income taxes in Wireless Test was primarily due to goodwill and intangible asset impairment charges and lower revenue driven by lower connectivity and cellular test system sales. In June 2015, we completed the acquisition of Universal Robots, which is our Industrial Automation segment. The loss before income taxes in Industrial Automation in the three months ended July 3, 2016 was primarily due to amortization of intangible assets.

Income Taxes

The effective tax rate for the three months ended July 3, 2016 and July 5, 2015 was 3.2% and 22.1%, respectively. The decrease in the effective tax rate is primarily attributable to the effect of the non-deductible goodwill impairment charge which reduced the benefit of the loss before income taxes in the U.S. The rate for the three months ended July 3, 2016 includes the impact of a projected decrease in income subject to tax in the U.S. as compared to lower rate foreign jurisdictions. The rate for the three months ended July 3, 2016 also reflects a $2.6 million decrease in income tax expense from tax reserve releases resulting from the settlement of a U.S. tax audit and a $2.2 million decrease in income tax expense from non-taxable foreign exchange gains. The rate for the three months ended July 5, 2015 includes a $0.7 million increase in income tax expense from non-deductible foreign exchange losses.

Six Months of 2016 Compared to Six Months of 2015

Revenues

Revenues by our four reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Semiconductor Test	$775.6	$671.2	$104.4
System Test	102.6	83.3	19.3
Wireless Test	42.8	96.9	(54.1)
Industrial Automation	41.8	3.7	38.1

	$962.8	$855.1	$107.7

The increase in Semiconductor Test revenues of $104.4 million, or 15.6%, was primarily due to higher product volume in the application processor market. The increase in System Test revenue of $19.3 million, or 23.2%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The decrease in Wireless Test revenue of $54.1 million, or 55.8%, was driven by lower demand for connectivity and cellular test systems primarily from our largest Wireless Test segment customer. As a result of significant customer concentration in our Wireless Test segment, quarterly revenue in that segment is subject to significant fluctuations based on our largest customer’s order levels. The acquisition of Universal Robots, which is our Industrial Automation segment, completed in June 2015, added $41.8 million of revenue in the six months ended July 3, 2016.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	July 3, 2016	July 5, 2015
Taiwan	45%	28%
United States	11	13
China	9	16
Japan	7	8
Europe	6	6
Korea	6	8
Malaysia	5	5
Singapore	4	7
Philippines	3	5
Thailand	2	3
Rest of World	2	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/ Point Change
	July 3, 2016	July 5, 2015
	(in millions)
Gross Profit	$513.2	$491.0	$22.2
Percent of Total Revenues	53.3%	57.4%	(4.1)

Gross profit as a percent of revenue decreased by 4.1 points, of which a 5.5 point decrease was related to product mix and sales of previously leased testers in Semiconductor Test in 2015, higher Storage Test sales and lower Wireless Test sales, partially offset by an increase of 1.0 point due to higher product volume.

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

During the six months ended July 3, 2016, we recorded an inventory provision of $12.1 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $12.1 million of total excess and obsolete provisions, $5.9 million was related to Semiconductor Test, $5.9 million was related to Wireless Test, and $0.3 million was related to System Test.

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

During the six months ended July 3, 2016 and July 5, 2015, we scrapped $2.2 million and $1.4 million of inventory, respectively. During the six months ended July 3, 2016 and July 5, 2015, we sold $6.2 million and $4.5 million of previously written-down or written-off inventory, respectively. As of July 3, 2016, we had inventory related reserves for inventory which had been written-down or written-off totaling $125.1 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Engineering and Development	$149.6	$147.3	$2.3
Percent of Total Revenues	15.5%	17.2%

The increase of $2.3 million in engineering and development expenses was primarily from the acquisition of Universal Robots completed in June 2015.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Selling and Administrative	$160.6	$149.1	$11.5
Percent of Total Revenues	16.7%	17.4%

The increase of $11.5 million in selling and administrative expenses was due primarily to additional costs as a result of the acquisition of Universal Robots in June 2015.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Acquired Intangible Assets Amortization	$36.2	$29.1	$7.1
Percent of Total Revenues	3.8%	3.4%

Acquired intangible assets amortization expense increased due to the Universal Robots acquisition in June 2015, partially offset by lower amortization expense in the Wireless Test segment due to the impairment of intangible assets.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31, or on an interim basis between annual tests when events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $255 million.

Acquired Intangible Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets. If undiscounted cash flows for the asset are less than the carrying amount, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. As a result of the analysis, we recorded an $83.3 million impairment charge in the second quarter of 2016 in acquired intangible assets impairment on the statement of operations.

Restructuring and Other

Other

During the six months ended July 3, 2016, we recorded $4.2 million for an impairment of fixed assets and $0.9 million for expenses related to an earthquake in Kumamoto, Japan and $2.5 million for the increase in the fair value of contingent consideration liability, of which $1.9 million was related to Universal Robots and $0.6 million was related to AIT, partially offset by $5.1 million of property insurance proceeds related to the Japan earthquake.

During the six months ended July 5, 2015, we recorded a $1.6 million fair value adjustment to decrease the ZTEC acquisition contingent consideration, partially offset by $1.0 million of acquisition costs related to Universal Robots.

Restructuring

During the six months ended July 3, 2016, we recorded $1.7 million of severance charges related to headcount reductions of 74 people, of which 47 people were in Wireless Test and 27 people were in Semiconductor Test.

During the six months ended July 5, 2015, we recorded $0.3 million of severance charges related to headcount reductions of 4 people, primarily in Semiconductor Test.

Interest and Other

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Interest Income	$(3.3)	$(3.5)	$0.2
Interest Expense	1.4	0.6	0.8
Other (income) expense, net	(0.2)	(5.8)	5.6

Interest income decreased by $0.2 million due primarily to lower cash and marketable securities balances in 2016. Interest expense increased by $0.8 million due primarily to costs related to the revolving credit facility and realized losses on sales of marketable securities in 2016. In 2015, other (income) expense, net included a $4.8 million gain from the sale of an equity investment.

Income (Loss) Before Income Taxes

	For the Six Months Ended		Dollar Change
	July 3, 2016	July 5, 2015
	(in millions)
Semiconductor Test	$194.4	$172.7	$21.7
System Test	18.5	(3.3)	21.8
Wireless Test	(376.6)	(3.6)	(373.0)
Industrial Automation	(11.7)	(1.7)	(10.0)
Corporate (1)	1.8	10.5	(8.7)

	$(173.6)	$174.6	$(348.2)

(1)	Included in Corporate are: impairment of fixed assets and expenses related to the Japan earthquake, property insurance recovery and proceeds, pension actuarial gains, contingent consideration adjustment, gain from the sale of an equity investment, proceeds from life insurance, interest income and interest expense.

The increase in income before income taxes in Semiconductor Test was primarily due to higher revenues in the application processor market. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers for cloud storage and lower excess and obsolete inventory provisions. The decrease in income before income taxes in Wireless Test was primarily due to goodwill and intangible assets impairment charges and lower revenue driven by lower connectivity and cellular test system sales. In June 2015, we completed the acquisition of Universal Robots, which is our Industrial Automation segment. The loss before income taxes in Industrial Automation in the six months ended July 3, 2016 was primarily due to amortization of intangible assets.

Income Taxes

The effective tax rate for the six months ended July 3, 2016 and July 5, 2015 was 0.0% and 22.3%, respectively. The decrease in the effective tax rate is primarily attributable to the effect of the non-deductible goodwill impairment charge which reduced the benefit of the loss before income taxes in the U.S. The rate for the six months ended July 3, 2016 includes the impact of a projected decrease in income subject to tax in the U.S. as compared to lower rate foreign jurisdictions. The rate for the six months ended July 3, 2016 also reflects a $3.4 million decrease in income tax expense from non-taxable foreign exchange gains and a $2.6 million decrease in income tax expense from tax reserve releases resulting from the settlement of a U.S. tax audit. The rate for the six months ended July 5, 2015 includes a $0.8 million decrease in income tax expense from non-taxable foreign exchange gains.

Contractual Obligations

The following table reflects our contractual obligations as of July 3, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$201,094	$200,028	$1,066	$—	$—	$—
Retirement plans contributions	110,579	4,034	8,076	17,852	80,617	—
Operating lease obligations	72,290	16,142	26,776	16,882	12,490	—
Fair value of contingent consideration	24,914	1,050	23,864	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	76,448	—	26,927	—	—	49,521

Total	$485,325	$221,254	$86,709	$34,734	$93,107	$49,521

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $97.5 million in the six months ended July 3, 2016 to $1,106 million.

In the six months ended July 3, 2016, changes in operating assets and liabilities used cash of $33.1 million. This was due to a $121.7 million increase in operating assets and an $88.6 million increase in operating liabilities.

The increase in operating assets was due to a $138.2 million increase in accounts receivable due to higher sales and a $13.7 million increase in prepayments and other assets, partially offset by a $30.2 million decrease in inventories. The increase in operating liabilities was due to a $106.1 million increase in customer advance payments and deferred revenue, an $11.6 million increase in accounts payable and a $7.2 million increase in other accrued liabilities, partially offset by a $33.9 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards payroll tax payments and $2.3 million of retirement plan contributions.

Investing activities during the six months ended July 3, 2016 used cash of $16.0 million, due to $437.3 million used for purchases of marketable securities and $46.6 million used for purchases of property, plant and equipment, partially offset by $334.8 million and $128.0 million in proceeds from sales and maturities of marketable securities, respectively, and proceeds from property insurance of $5.1 million related to the Japan earthquake.

Financing activities during the six months ended July 3, 2016 used cash of $75.0 million, due to $56.8 million used for the repurchase of 2.9 million shares of common stock at an average price of $19.29 per share, $24.4 million used for dividend payments and $11.7 million used for a payment related to the Universal Robots acquisition contingent consideration, partially offset by $17.9 million from the issuance of common stock under employee stock purchase and stock option plans.

In the six months ended July 5, 2015, changes in operating assets and liabilities used cash of $24.6 million. This was due to a $104.9 million increase in operating assets and an $80.3 million increase in operating liabilities.

The increase in operating assets was due to a $142.5 million increase in accounts receivable due to higher sales, partially offset by a $23.5 million decrease in inventories and a $14.1 million decrease in prepayments and other assets. The increase in operating liabilities was due to a $40.6 million increase in other accrued liabilities, a $31.2 million increase in accounts payable due to higher sales, a $23.3 million increase in accrued income taxes, and a $5.7 million increase in customer advance payments and deferred revenue, partially offset by a $18.4 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards payroll tax payments, and $2.0 million of retirement plan contributions.

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

Financing activities during the six months ended July 5, 2015 used cash of $137.7 million, due to $128.3 million used for the repurchase of 6.5 million shares of common stock at an average price of $19.74 per share, $25.9 million used for dividend payments, and $2.3 million used for debt issuance costs related to our April 2015 revolving credit facility, partially offset by $17.9 million from the issuance of common stock under employee stock purchase and stock option plans and $0.9 million from the tax benefit related to employee stock compensation awards.

In January 2016 and May 2016, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the six months ended July 3, 2016, dividend payments were $24.4 million.

In January 2015 and May 2015, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the six months ended July 5, 2015, dividend payments were $25.9 million.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock of which $300 million was repurchased in 2015. In 2016, we intend to repurchase between $100 million and $200 million. During the six months ended July 3, 2016, we repurchased 2.9 million shares of common stock at an average price of $19.29, for a total cost of $56.8 million. The cumulative repurchases under this program as of July 3, 2016 totaled 18.6 million shares of common stock for $356.7 million at an average price of $19.22 per share.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have $668 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

On March 31, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of this ASU on our financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this ASU on our financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently evaluating the impact of this ASU on our financial position and results of operations.

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

During the period covered by this report, except for any changes in internal controls related to the integration of Universal Robots, acquired on June 11, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings

We are subject to various legal proceedings and claims, which have arisen, in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

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

The recent earthquake in Japan has damaged our building and impacted our operations located in Kumamoto. We have temporarily transferred the manufacturing operations to other facilities so we do not expect the damage to have a significant impact on our ability to manufacture our products or sell products to our customers. However, the situation in Kumamoto remains uncertain so the events could have a short-term impact to our business in Japan. In addition, we may incur significant uninsured costs in order to rebuild our operations which could have an adverse effect on our financial condition and results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock of which $300 million was repurchased in 2015. In 2016, we intend to repurchase between $100 million and $200 million. During the six months ended July 3, 2016, we repurchased 2.9 million shares of common stock at an average price of $19.29, for a total cost of $56.8 million. The cumulative repurchases under this program as of July 3, 2016 totaled 18.6 million shares of common stock for $356.7 million at an average price of $19.22 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended July 3, 2016 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 4, 2016 – May 1, 2016	433		$20.96		428	$163,063
May 2, 2016 – May 29, 2016	476		$18.91		476	$154,063
May 30, 2016 – July 3, 2016	555		$19.59		551	$143,269

	1,464	(1)	$19.78	(1)	1,455

(1)	Includes 9,019 shares at an average price of $19.30 withheld from employees for the payment of taxes.

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

August 12, 2016