Form 10-Q
period 2016-10-02
TERADYNE, INC
filed 2016-11-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016

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

The number of shares outstanding of the registrant’s only class of Common Stock as of November 4, 2016 was 201,222,112 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 2, 2016	December 31, 2015
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$297,937	$264,705
Marketable securities	598,501	477,696
Accounts receivable, less allowance for doubtful accounts of $2,372 and $2,407 at October 2, 2016 and December 31, 2015, respectively	163,213	211,293
Inventories, net:
Parts	59,498	73,117
Assemblies in process	22,517	32,825
Finished goods	33,051	47,646

	115,066	153,588
Deferred tax assets	—	54,973
Prepayments	104,078	91,519
Other current assets	6,393	6,194

Total current assets	1,285,188	1,259,968

Property, plant and equipment, net	261,821	273,414
Marketable securities	357,751	265,928
Deferred tax assets	90,546	7,404
Other assets	12,777	13,080
Retirement plans assets	4,869	636
Intangible assets, net	114,146	239,831
Goodwill	238,589	488,413

Total assets	$2,365,687	$2,548,674

LIABILITIES
Current liabilities:
Accounts payable	$61,890	$92,358
Accrued employees’ compensation and withholdings	89,723	113,994
Deferred revenue and customer advances	138,916	85,527
Other accrued liabilities	56,580	43,727
Contingent consideration	1,050	15,500
Accrued income taxes	20,925	21,751

Total current liabilities	369,084	372,857

Long-term deferred revenue and customer advances	26,336	25,745
Retirement plans liabilities	108,095	103,531
Deferred tax liabilities	16,837	26,663
Long-term other accrued liabilities	31,354	32,156
Long-term contingent consideration	31,837	21,936

Total liabilities	583,543	582,888

Commitments and contingencies (See Note P)

SHAREHOLDERS’ EQUITY

Common stock, $0.125 par value, 1,000,000 shares authorized; 201,643 and 203,641 shares issued and outstanding at October 2, 2016 and December 31, 2015, respectively	25,205	25,455
Additional paid-in capital	1,517,957	1,480,647
Accumulated other comprehensive income (loss)	3,385	(8,144)
Retained earnings	235,597	467,828

Total shareholders’ equity	1,782,144	1,965,786

Total liabilities and shareholders’ equity	$2,365,687	$2,548,674

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands, except per share amount)
Revenues:
Products	$334,610	$386,488	$1,149,581	$1,096,056
Services	75,865	79,506	223,680	225,077

Total revenues	410,475	465,994	1,373,261	1,321,133
Cost of revenues:
Cost of products	148,266	170,963	531,616	471,450
Cost of services	34,850	36,405	101,084	100,067

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	183,116	207,368	632,700	571,517

Gross profit	227,359	258,626	740,561	749,616
Operating expenses:
Engineering and development	71,400	74,027	220,973	221,309
Selling and administrative	78,794	77,481	239,393	226,595
Acquired intangible assets amortization	8,487	20,053	44,725	49,119
Acquired intangible assets impairment	—	—	83,339	—
Goodwill impairment	—	—	254,946	—
Restructuring and other	12,177	261	16,372	(124)

Total operating expenses	170,858	171,822	859,748	496,899

Income (loss) from operations	56,501	86,804	(119,187)	252,717
Non-operating (income) expense:
Interest income	(2,892)	(1,708)	(6,201)	(5,198)
Interest expense	633	508	2,034	1,114
Other (income) expense, net	(921)	596	(1,075)	(5,180)

Income (loss) before income taxes	59,681	87,408	(113,945)	261,981
Income tax (benefit) provision	(4,113)	15,955	(4,178)	54,863

Net income (loss)	$63,794	$71,453	$(109,767)	$207,118

Net income (loss) per common share:
Basic	$0.32	$0.34	$(0.54)	$0.97

Diluted	$0.31	$0.34	$(0.54)	$0.96

Weighted average common shares—basic	202,211	210,032	203,167	213,688

Weighted average common shares—diluted	203,929	211,736	203,167	215,348

Cash dividend declared per common share	$0.06	$0.06	$0.18	$0.18

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Net income (loss)	$63,794	$71,453	$(109,767)	$207,118

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, $0, $0	1,843	3,267	7,072	(3,000)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $51, $48, $2,405, $(896), respectively	(336)	283	5,110	(593)
Less: Reclassification adjustment for gains included in net income, net of tax of $(150), $(126), $(152), $(335), respectively	(334)	(247)	(468)	(808)

	(670)	36	4,642	(1,401)
Defined benefit pension and post-retirement plans:
Amortization of net prior service (credit) cost included in net periodic pension and post-retirement expense/income, net of tax of $(46), $(42), $(139), $(127), respectively	(81)	(74)	(244)	(221)
Prior service income arising during period, net of tax of $0, $0, $34, $0, respectively	—	—	59	—

	(81)	(74)	(185)	(221)

Other comprehensive income (loss)	1,092	3,229	11,529	(4,622)

Comprehensive income (loss)	$64,886	$74,682	$(98,238)	$202,496

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2015, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	October 2, 2016	October 4, 2015
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(109,767)	$207,118
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	48,437	52,531
Amortization	46,275	52,159
Stock-based compensation	23,012	23,080
Provision for excess and obsolete inventory	15,148	18,939
Goodwill impairment	254,946	—
Intangible assets impairment	83,339	—
Deferred taxes	(42,568)	(13,973)
Contingent consideration adjustment	10,451	(2,600)
Impairment of fixed assets	4,179	—
Property insurance recovery	(5,363)	—
Retirement plans actuarial gains	(1,200)	—
Gain from the sale of an equity investment	—	(5,406)
Non-cash charge for the sale of inventories revalued at date of acquisition	—	1,567
Tax benefit related to employee stock compensation awards	(3,399)	(3,213)
Other	151	2,523
Changes in operating assets and liabilities:
Accounts receivable	45,660	(91,117)
Inventories	48,601	33,376
Prepayments and other assets	(12,961)	15,529
Accounts payable and other accrued expenses	(47,941)	52,663
Deferred revenue and customer advances	53,380	6,751
Retirement plans contributions	(5,871)	(2,998)
Income taxes	4,227	25,677

Net cash provided by operating activities	408,736	372,606

Cash flows from investing activities:
Purchases of property, plant and equipment	(66,252)	(66,727)
Purchases of available-for-sale marketable securities	(875,837)	(957,606)
Proceeds from sales of available-for-sale marketable securities	466,744	843,734
Proceeds from maturities of available-for-sale marketable securities	202,162	330,363
Proceeds from property insurance	5,051	—
Acquisition of business, net of cash acquired	—	(282,741)
Proceeds from the sale of an equity investment	—	5,406
Proceeds from life insurance	—	1,098

Net cash used for investing activities	(268,132)	(126,473)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	20,085	18,145
Repurchase of common stock	(85,092)	(226,843)
Dividend payments	(36,548)	(38,434)
Payments of contingent consideration	(11,697)	—
Tax benefit related to employee stock compensation awards	3,399	3,213
Payment of revolving credit facility costs	—	(2,253)

Net cash used for financing activities	(109,853)	(246,172)

Effects of exchange rate changes on cash and cash equivalents	2,481	—
Increase (decrease) in cash and cash equivalents	33,232	(39)
Cash and cash equivalents at beginning of period	264,705	294,256

Cash and cash equivalents at end of period	$297,937	$294,217

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

C. Recently Issued Accounting Pronouncements

On October 24, 2016, the Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” Under current Generally Accepted Accounting Principles (“GAAP”), the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires recognition of the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new guidance will be effective in fiscal years beginning after December 15, 2017. Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Teradyne is currently evaluating the impact of this ASU on its financial position, results of operations and statement of cash flows.

On March 31, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. Teradyne does not expect this ASU to have a material impact on its financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the lease recognition requirements in Accounting Standards Certification (“ASC”) Topic 840, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years beginning after December 15, 2017. Teradyne is currently evaluating the impact of this ASU on its financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016 and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. Teradyne early adopted this ASU prospectively in the first quarter of 2016.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for annual periods beginning after December 15, 2016. Teradyne does not expect this ASU to have a material impact on its consolidated financial statements.

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

The following unaudited pro forma information gives effect to the acquisition of Universal Robots as if the acquisition occurred on January 1, 2014. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

For the Nine Months Ended October 4, 2015

Revenue	$1,339,181
Net income	197,745
Net income per common share:
Basic	$0.93

Diluted	$0.92

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

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. As of October 2, 2016, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and nine months ended October 2, 2016. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Realized gains recorded in the three and nine months ended October 2, 2016 were $0.7 million and $1.2 million, respectively. Realized losses recorded in the three and nine months ended October 2, 2016 were $0.1 million and $0.4 million, respectively. Realized gains recorded in the three and nine months ended October 4, 2015 were $0.4 million and $1.4 million, respectively. Realized losses recorded in the nine months ended October 4, 2015 were $0.2 million. Realized gains are included in interest income and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the three and nine months ended October 2, 2016 and October 4, 2015, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 2, 2016 and December 31, 2015.

	October 2, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$241,687	$—	$—	$241,687
Cash equivalents	55,576	674	—	56,250
Available-for-sale securities:
U.S. Treasury securities	—	676,310	—	676,310
Corporate debt securities	—	117,260	—	117,260
Certificates of deposit and time deposits	—	66,140	—	66,140
Commercial paper	—	52,324	—	52,324
U.S. government agency securities	—	25,802	—	25,802
Equity and debt mutual funds	17,666	—	—	17,666
Non-U.S. government securities	—	750	—	750

Total	314,929	939,260	—	1,254,189
Derivative assets	—	1	—	1

Total	$314,929	$939,261	$—	$1,254,190

Liabilities
Contingent consideration	$—	$—	$32,887	$32,887
Derivative liabilities	—	361	—	361

Total	$—	$361	$32,887	$33,248

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$297,263	$674	$—	$297,937
Marketable securities	—	598,501	—	598,501
Long-term marketable securities	17,666	340,085	—	357,751
Prepayments	—	1	—	1

	$314,929	$939,261	$—	$1,254,190

Liabilities	.
Other current liabilities	$—	$361	$—	$361
Contingent consideration	—	—	1,050	1,050
Long-term contingent consideration	—	—	31,837	31,837

	$—	$361	$32,887	$33,248

	December 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$213,336	$—	$—	$213,336
Cash equivalents	49,241	2,128	—	51,369
Available for sale securities:
U.S. Treasury securities	—	419,958	—	419,958
Corporate debt securities	—	161,634	—	161,634
U.S. government agency securities	—	83,952	—	83,952
Certificates of deposit and time deposits	—	43,394	—	43,394
Commercial paper	—	20,308	—	20,308
Equity and debt mutual funds	13,954	—	—	13,954
Non-U.S. government securities	—	424	—	424

Total	$276,531	$731,798	$—	$1,008,329
Derivative assets	—	109	—	109

Total	$276,531	$731,907	$—	$1,008,438

Liabilities
Contingent consideration	$—	$—	$37,436	$37,436
Derivative liabilities	—	146	—	146

Total	$—	$146	$37,436	$37,582

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$262,577	$2,128	$—	$264,705
Marketable securities	—	477,696	—	477,696
Long-term marketable securities	13,954	251,974	—	265,928
Prepayments	—	109	—	109

	$276,531	$731,907	$—	$1,008,438

Liabilities
Other accrued liabilities	$—	$146	$—	$146
Contingent consideration	—	—	15,500	15,500
Long-term contingent consideration	—	—	21,936	21,936

	$—	$146	$37,436	$37,582

Changes in the fair value of Level 3 contingent consideration for the three and nine months ended October 2, 2016 and October 4, 2015 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Balance at beginning of period	$24,914	$35,595	$37,436	$3,350
Acquisition of Universal Robots	—	—	—	33,845
Payments (a)	—	—	(15,000)	—
Fair value adjustment (b)(c)(d)(e)	7,973	(1,000)	10,451	(2,600)

Balance at end of period	$32,887	$34,595	$32,887	$34,595

(a)	In the nine months ended October 2, 2016, based on Universal Robots’ calendar year 2015 EBITDA results, Teradyne paid $15 million or 100% of the eligible EBITDA contingent consideration amount.
(b)	In the three and nine months ended October 2, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $8.0 million and $9.9 million, respectively, primarily due to an increase in forecasted revenue and a decrease in the discount rate.
(c)	In the nine months ended October 2, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Avionics Interface Technology, LLC (“AIT”) was increased by $0.6 million due to an increase in forecasted revenue.
(d)	In the three and nine months ended October 4, 2015, the fair value of contingent consideration for the earn-out in connection with the acquisition of AIT was reduced by $1.0 million due to a decrease in the revenue probabilities.
(e)	In the nine months ended October 4, 2015, the fair value measurement of the contingent consideration for the earn-out in connection with the acquisition of ZTEC Instruments, Inc. was reduced by $1.6 million, to $0, because Teradyne and the Securityholder Representative, on behalf of the ZTEC securityholders, agreed to terminate the earn-out prior to the end of the December 31, 2015 earn-out period, with no payout in connection with the resolution of indemnity claims asserted by both Teradyne and the Securityholder Representative.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	October 2, 2016 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$19,824	Monte Carlo Simulation	Revenue volatility for the period July 1, 2015—December 31, 2017	10.7%
			Discount Rate	3.2%

	$12,013	Monte Carlo Simulation	Revenue volatility for the period July 1, 2015—December 31, 2018	10.7%
			Discount Rate	3.2%

Contingent consideration (AIT)	$1,050	Income approach- discounted cash flow	Revenue probability for calendar year 2016 Discount rate	100% 4.0%

As of October 2, 2016, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. The maximum payment for each of the two Universal Robots revenue earn-outs is $25.0 million.

The significant unobservable inputs used in the AIT fair value measurement of contingent consideration are the probabilities of successful achievement of the calendar year 2016 revenue threshold and target, and a discount rate. Increases or decreases in the revenue probabilities would result in a higher or lower fair value measurement. The maximum payment for the AIT earn-out is $1.05 million.

The carrying amounts and fair values of Teradyne’s financial instruments at October 2, 2016 and December 31, 2015 were as follows:

	October 2, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$297,937	$297,937	$264,705	$264,705
Marketable securities	956,252	956,252	743,624	743,624
Derivative assets	1	1	109	109
Liabilities
Contingent consideration	32,887	32,887	37,436	37,436
Derivative liabilities	361	361	146	146

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at October 2, 2016 and December 31, 2015:

	October 2, 2016
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gains	Unrealized (Losses)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$675,745	$906	$(341)	$676,310	$371,188
Corporate debt securities	114,752	2,755	(247)	117,260	43,552
Certificates of deposit and time deposits	66,115	30	(5)	66,140	14,402
Commercial paper	52,323	15	(14)	52,324	25,317
U.S. government agency securities	25,738	64	—	25,802	3,830
Equity and debt mutual funds	15,801	1,870	(5)	17,666	348
Non-U.S. government securities	756	17	(23)	750	137

	$951,230	$5,657	$(635)	$956,252	$458,774

Reported as follows:

	Cost	Unrealized Gains	Unrealized (Losses)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$598,416	$218	$(133)	$598,501	$273,604
Long-term marketable securities	352,814	5,439	(502)	357,751	185,170

	$951,230	$5,657	$(635)	$956,252	$458,774

	December 31, 2015
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gains	Unrealized (Losses)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$421,060	$65	$(1,167)	$419,958	$379,434
Corporate debt securities	163,297	902	(2,565)	161,634	145,373
U.S. government agency securities	84,032	42	(122)	83,952	55,120
Certificates of deposit and time deposits	43,391	6	(3)	43,394	10,527
Commercial paper	20,298	11	(1)	20,308	8,646
Equity and debt mutual funds	12,996	1,119	(161)	13,954	2,560
Non-U.S. government securities	424	—	—	424	—

	$745,498	$2,145	$(4,019)	$743,624	$601,660

Reported as follows:

	Cost	Unrealized Gains	Unrealized (Losses)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$478,306	$38	$(648)	$477,696	$374,785
Long-term marketable securities	267,192	2,107	(3,371)	265,928	226,875

	$745,498	$2,145	$(4,019)	$743,624	$601,660

As of October 2, 2016, the fair market value of investments with unrealized losses totaled $458.8 million. Of this value, $3.1 million had unrealized losses of $0.2 million for greater than one year and $455.7 million had unrealized losses of $0.4 million for less than one year.

As of December 31, 2015, the fair market value of investments with unrealized losses totaled $601.7 million. Of this value, $0.9 million had unrealized losses of $0.5 million for greater than one year and $600.8 million had unrealized losses of $3.6 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at October 2, 2016 and December 31, 2015, were temporary.

The contractual maturities of investments held at October 2, 2016 were as follows:

	October 2, 2016
	Cost	Fair Market Value
	(in thousands)
Due within one year	$598,416	$598,501
Due after 1 year through 5 years	288,344	288,370
Due after 5 years through 10 years	12,787	13,026
Due after 10 years	35,882	38,689

Total	$935,429	$938,586

Contractual maturities of investments held at October 2, 2016 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts at October 2, 2016 and December 31, 2015 was $76.5 million and $114.1 million, respectively. The fair value of the outstanding contracts was a loss of $0.4 million and $0.0 million at October 2, 2016 and December 31, 2015, respectively.

For the three and nine months ended October 2, 2016, Teradyne recorded net realized losses of $0.7 million and $10.8 million, respectively, related to foreign currency forward contracts hedging net monetary positions.

For the three and nine months ended October 4, 2015, Teradyne recorded net realized losses of $0.8 million and $2.7 million, respectively, related to foreign currency forward contracts hedging net monetary positions.

The following table summarizes the fair value of derivative instruments at October 2, 2016 and December 31, 2015:

	Balance Sheet Location	October 2, 2016	December 31, 2015
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts assets	Prepayments	$1	$109
Foreign exchange contracts liabilities	Other current liabilities	(361)	(146)

Total derivatives		$(360)	$(37)

Teradyne’s foreign exchange contracts are subject to master netting agreements.

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and nine months ended October 2, 2016 and October 4, 2015.

	Location of (Gains) Losses Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$941	$677	$11,140	$2,555

Total Derivatives		$941	$677	$11,140	$2,555

The table above does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies recorded in other (income) expense, net. For the three and nine months ended October 2, 2016, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.9 million and $12.2 million, respectively. For the three and nine months ended October 4, 2015, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.1 million and $2.3 million, respectively.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statement of operations. As of November 10, 2016, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of November 10, 2016, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

G. Prepayments

Prepayments consist of the following and are included in prepayments on the balance sheet:

	October 2, 2016	December 31, 2015
	(in thousands)
Contract manufacturer prepayments	$76,601	$66,283
Prepaid maintenance and other services	7,034	8,481
Prepaid taxes	4,665	3,781
Other prepayments	15,778	12,974

Total prepayments	$104,078	$91,519

H. Deferred Revenue and Customer Advances

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	October 2, 2016	December 31, 2015
	(in thousands)
Extended warranty	$48,351	$46,499
Product maintenance and training	38,109	30,616
Customer advances	4,865	17,456
Undelivered elements and other	73,927	16,701

Total deferred revenue and customer advances	$165,252	$111,272

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

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Balance at beginning of period	$8,784	$8,228	$6,925	$8,942
Acquisition	—	—	—	372
Accruals for warranties issued during the period	3,248	3,261	11,626	9,548
Adjustments related to pre-existing warranties	(460)	(1,211)	(637)	(3,039)
Settlements made during the period	(3,249)	(2,370)	(9,591)	(7,915)

Balance at end of period	$8,323	$7,908	$8,323	$7,908

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Balance at beginning of period	$47,723	$43,299	$46,499	$43,300
Acquisition	—	—	—	699
Deferral of new extended warranty revenue	7,048	10,442	22,773	22,818
Recognition of extended warranty deferred revenue	(6,420)	(6,252)	(20,921)	(19,328)

Balance at end of period	$48,351	$47,489	$48,351	$47,489

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

During the nine months ended October 2, 2016 and October 4, 2015, Teradyne granted 0.1 million and 0.2 million TSR PRSUs, respectively, with a grant date fair value of $20.29 and $18.21, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	October 2, 2016	October 4, 2015
Risk-free interest rate	0.97%	0.77%
Teradyne volatility-historical	27.0%	28.2%
NYSE Composite Index volatility-historical	13.1%	—
Philadelphia Semiconductor Index volatility-historical	—	19.7%
Dividend yield	1.24%	1.33%

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

During the nine months ended October 2, 2016, Teradyne granted 0.1 million PBIT PRSUs with a grant date fair value of $18.71.

During the nine months ended October 2, 2016, Teradyne granted 1.2 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $18.49, 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $18.71 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.30.

During the nine months ended October 4, 2015, Teradyne granted 1.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $17.27, 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $20.21 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $4.43.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the first anniversary of the grant date. Stock options vest in equal annual installments over four years and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 2, 2016	October 4, 2015
Expected life (years)	5.0	4.0
Risk-free interest rate	1.4%	1.1%
Volatility-historical	32.9%	33.4%
Dividend yield	1.24%	1.33%

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

K. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	For the Nine Months Ended October 2, 2016
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2015, net of tax of $0, $(459), $(622)	$(8,759)	$(1,414)	$2,029	$(8,144)

Other comprehensive income before reclassifications, net of tax of $0, $2,405, $0	7,072	5,110	—	12,182
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(152), $(105)	—	(468)	(185)	(653)

Net current period other comprehensive income (loss), net of tax of $0, $2,253, $(105)	7,072	4,642	(185)	11,529

Balance at October 2, 2016, net of tax of $0, $1,794, $(727)	$(1,687)	$3,228	$1,844	$3,385

	For the Nine months ended October 4, 2015
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Balance at December 31, 2014, net of tax of $0, $1,598, $(453)	$—	$2,365	$2,324	$4,689

Other comprehensive loss before reclassifications, net of tax of $0, $(896), $0	(3,000)	(593)	—	(3,593)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(335), $(127)	—	(808)	(221)	(1,029)

Net current period other comprehensive loss, net of tax of $0, $(1,231), $(127)	(3,000)	(1,401)	(221)	(4,622)

Balance as October 4, 2015, net of tax of $0, $367, $(580)	$(3,000)	$964	$2,103	$67

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended October 2, 2016 and October 4, 2015 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $150, $126, $152, $335	$334	$247	$468	$808	Interest income
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $46, $42, $139, $127	81	74	244	221	(a)
Prior service income arising during period, net of tax of $0, $0, $(34), $0	—	—	(59)	—

	81	74	185	221

Total reclassifications, net of tax of $196, $168, $257, $462	$415	$321	$653	$1,029	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

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

Teradyne allocated the fair value of the Wireless Test reporting unit to all of its assets and liabilities (including unrecognized intangible assets). The net book value of raw materials inventory was estimated as an approximation of current replacement costs. The fair value of finished goods inventory was estimated at the present value of selling price less direct selling costs and profit on the selling effort. The selling price used in the inventory fair values was based upon the product gross margins included in Teradyne’s forecast. The fair value of the deferred revenue liability was estimated by assessing the costs required to service the obligation plus a reasonable profit margin. The fair value for personal property assets, which consisted of furniture and fixtures, machinery and equipment, computer equipment, software and leasehold improvements, was estimated using the replacement cost approach, which approximated carrying value. The fair value of intangible assets was estimated using the income approach and, in particular, developed technology and trademarks/trade names were valued using the relief-from-royalty method and customer relationships and customer backlog were valued using the discounted cash flow method. Royalty rates were estimated using rates applicable to wireless testing equipment and other similar technologies. Based upon this allocation, Teradyne determined that the Wireless Test reporting unit goodwill is valued at $8.0 million and recorded an impairment loss of $255 million in the second quarter of 2016.

The changes in the carrying amount of goodwill by reportable segments for the nine months ended October 2, 2016, were as follows:

	Wireless Test	Industrial Automation	System Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2015
Goodwill	$361,819	$214,975	$158,699	$260,540	$996,033
Accumulated impairment losses	(98,897)	—	(148,183)	(260,540)	(507,620)

	262,922	214,975	10,516	—	488,413
Foreign currency translation adjustment	—	5,122	—	—	5,122
Goodwill impairment loss	(254,946)	—	—	—	(254,946)

Balance at October 2, 2016
Goodwill	361,819	220,097	158,699	260,540	1,001,155
Accumulated impairment losses	(353,843)	—	(148,183)	(260,540)	(762,566)

	$7,976	$220,097	$10,516	$—	$238,589

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, Teradyne performed an impairment test of the Wireless Test segment’s intangible and long-lived assets. The impairment test is based on a comparison of the estimated undiscounted cash flows to the carrying value of the asset group. If undiscounted cash flows for the asset group are less than the carrying amount, the asset group is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. The fair value of intangible assets was estimated using the income approach and, in particular, developed technology and trademarks/trade names were valued using the relief-from-royalty method and customer relationships were valued using the discounted cash flow method. Royalty rates were estimated using rates applicable to wireless testing equipment and other similar technologies. As a result of the analysis, Teradyne recorded an $83 million impairment charge in the second quarter of 2016 in acquired intangible assets impairment on the statement of operations, resulting in a remaining intangible assets balance of $5.8 million for the Wireless Test segment.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	October 2, 2016

	Gross Carrying Amount (1)	Accumulated Amortization (1)(2)	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$333,421	$264,248	$(714)	$68,459	6.0 years
Customer relationships	110,602	92,139	(75)	18,388	7.9 years
Tradenames and trademarks	53,034	25,711	(184)	27,139	9.5 years
Non-compete agreement	320	160	—	160	4.0 years
Customer backlog	170	170	—	—	0.3 years

Total intangible assets	$497,547	$382,428	$(973)	$114,146	6.8 years

(1)	In 2016, $48 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.
(2)	Includes an $83 million impairment of Wireless Test amortizable intangible assets.

	December 31, 2015
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount	Weighted Average Useful Life
	(in thousands)
Developed technology	$382,262	$220,346	$(2,444)	$159,472	6.0 years
Customer relationships	110,602	63,722	(258)	46,622	7.9 years
Tradenames and trademarks	53,034	18,889	(628)	33,517	9.5 years
Non-compete agreement	320	100	—	220	4.0 years
Customer backlog	170	170	—	—	0.3 years

Total intangible assets	$546,388	$303,227	$(3,330)	$239,831	6.7 years

(1)	In 2015, $98.2 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

For the three and nine months ended October 2, 2016, aggregate intangible asset amortization expense was $8.5 million and $44.7 million, respectively.

For the three and nine months ended October 4, 2015, aggregate intangible asset amortization expense was $20.1 million and $49.1 million, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2016 (remainder)	$8,084
2017	30,552
2018	28,270
2019	24,364
2020	10,684
Thereafter	12,192

M. Net Income per Common Share

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted net income per share	$63,794	$71,453	$(109,767)	$207,118

Weighted average common shares-basic	202,211	210,032	203,167	213,688
Effect of dilutive potential common shares:
Restricted stock units	1,282	1,103	—	994
Stock options	421	578	—	626
Employee stock purchase plan	15	23	—	40

Dilutive potential common shares	1,718	1,704	—	1,660

Weighted average common shares-diluted	203,929	211,736	203,167	215,348

Net income (loss) per common share-basic	$0.32	$0.34	$(0.54)	$0.97

Net income (loss) per common share-diluted	$0.31	$0.34	$(0.54)	$0.96

The computation of diluted net income per common share for the three months ended October 2, 2016 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the nine months ended October 2, 2016 excludes the effect of the potential exercise of all outstanding stock options and restricted stock units because Teradyne had a net loss and inclusion would be anti-dilutive.

The computation of diluted net income per common share for the three and nine months ended October 4, 2015 excludes the effect of the potential exercise of stock options to purchase approximately 0.2 million shares because the effect would have been anti-dilutive.

N. Restructuring and Other

Other

On April 16, 2016, an earthquake in Kumamoto, Japan damaged Teradyne’s main building at that location. The Teradyne owned building, which was used for engineering, production, and support operations, was damaged beyond repair and has no remaining utility to Teradyne. During the nine months ended October 2, 2016, Teradyne wrote off the building’s carrying value of $4.2 million. In the three and nine months ended October 2, 2016, Teradyne recorded $0.3 million and $1.2 million, respectively, of earthquake related expenses. Teradyne has $10 million of earthquake insurance with a deductible of approximately $2.5 million for the location. The $5.4 million of total charges were offset by $5.4 million of property insurance recovery. The charges and property insurance recovery were recognized in restructuring and other in the statement of operations. Teradyne has temporarily transferred some operations to other facilities in Japan and elsewhere while its Kumamoto operations are restored.

During the three months ended October 2, 2016, Teradyne recorded an expense of $8.0 million for the increase in the fair value of contingent consideration liability related to Universal Robots.

During the nine months ended October 2, 2016, Teradyne recorded an expense of $10.5 million for the increase in the fair value of contingent consideration liability, of which $9.9 million was related to Universal Robots and $0.6 million was related to AIT.

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

Restructuring

During the three months ended October 2, 2016, Teradyne recorded $4.2 million of severance charges related to headcount reductions of 72 people, of which 55 people were in Wireless Test and 17 people were in Semiconductor Test.

During the nine months ended October 2, 2016, Teradyne recorded $5.9 million of severance charges related to headcount reductions of 146 people, of which 102 people were in Wireless Test and 44 people were in Semiconductor Test.

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

In the nine months ended October 2, 2016, Teradyne contributed $1.9 million to the U.S. Qualified Pension Plan, $1.9 million to the U.S. supplemental executive defined benefit pension plan and $1.5 million to certain qualified plans for non-U.S. subsidiaries.

In the nine months ended October 4, 2015, Teradyne contributed $1.9 million to the U.S. supplemental executive defined benefit pension plan and $0.6 million to certain qualified plans for non-U.S. subsidiaries.

For the three and nine months ended October 2, 2016 and October 4, 2015, Teradyne’s net periodic pension cost (income) was comprised of the following:

	For the Three Months Ended
	October 2, 2016		October 4, 2015
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$575	$208	$616	$259
Interest cost	3,407	209	3,285	357
Expected return on plan assets	(3,458)	(6)	(3,629)	(185)
Amortization of prior service cost	24	—	34	—
Actuarial loss	—	662	—	—

Total net periodic pension cost	$548	$1,073	$306	$431

	For the Nine Months Ended
	October 2, 2016		October 4, 2015
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,726	$614	$1,847	$768
Interest cost	10,222	614	9,856	1,101
Expected return on plan assets	(10,373)	(17)	(10,888)	(595)
Amortization of prior service cost	72	—	101	—
Actuarial (gain) loss	(1,848)	662	(3)	—
Settlement	—	(184)	—	—

Total net periodic pension (income) cost	$(201)	$1,689	$913	$1,274

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

For the three months and nine months ended October 2, 2016 and October 4, 2015, Teradyne’s net periodic postretirement income was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Service cost	$9	$12	$28	$36
Interest cost	54	59	163	177
Amortization of prior service credit	(151)	(150)	(455)	(449)
Actuarial gain	—	—	(15)	(19)

Total net periodic post-retirement income	$(88)	$(79)	$(279)	$(255)

P. Commitments and Contingencies

Purchase Commitments

As of October 2, 2016, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $181.4 million, of which $179.0 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. Income Taxes

The effective tax rate for the three months ended October 2, 2016 and October 4, 2015 was (6.9)% and 18.3%, respectively. The effective tax rate for the nine months ended October 2, 2016 and October 4, 2015 was 3.7% and 20.9%, respectively.

The effective tax rates for the three and nine months ended October 2, 2016 differed from the expected federal statutory rate of 35% as a result of a non-deductible goodwill impairment charge, which reduced the benefit of the projected annual U.S. loss before income taxes, and increases in uncertain tax positions for transfer pricing, offset by the effect of lower statutory rates applicable to income earned outside the U.S., the benefit of U.S. research and development tax credits, and discrete tax benefits.

Discrete tax benefits recorded in the three and nine months ended October 2, 2016 amounted to $6.4 million and $13.3 million respectively. The $6.4 million of discrete tax benefits recorded in the three months ended October 2, 2016 included $3.1 million from out-of-period adjustments, $1.6 million related to tax credit carryforwards, $0.7 million from non-taxable foreign exchange gains and $1.0 million of benefit from other discrete tax items. The $13.3 million of discrete tax benefits recorded in the nine months ended October 2, 2016 included $4.1 million from non-taxable foreign exchange gains, $3.1 million from out-of-period adjustments, $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit, $1.6 million related to tax credit carryforwards, $0.9 million related to marketable securities and $1.0 million of benefit from other discrete tax items.

During the three and nine months ended October 2, 2016, Teradyne recorded out-of-period adjustments of approximately $3.1 million to increase deferred tax assets and decrease income tax expense related to alternative minimum tax credits and capitalized inventory costs that should have been recognized previously. The out-of-period adjustments are not material to the current period or the relevant prior periods.

The effective tax rate for the three months ended October 4, 2015 differed from the expected federal statutory rate of 35% as a result of additions to the uncertain tax positions for transfer pricing, partially offset by $3.3 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $0.6 million of reductions in uncertain tax positions resulting from the expiration of statutes and $0.9 million from other discrete tax benefits.

The effective tax rate for the nine months ended October 4, 2015 differed from the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States. The effective tax rate for the nine months ended October 4, 2015 was increased by additions to the uncertain tax positions for transfer pricing, partially offset by $5.0 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $1.3 million of reductions in uncertain tax positions resulting from the expiration of statutes and the settlement of an audit, $0.9 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million from other discrete tax benefits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of October 2, 2016, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of October 2, 2016 and December 31, 2015, Teradyne had $34.7 million and $33.7 million, respectively, of reserves for uncertain tax positions. The $1.0 million net increase in reserves for uncertain tax positions is composed of additions related to transfer pricing exposures, partially offset by tax reserve releases resulting from the settlement of a U.S. tax audit.

As of October 2, 2016, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $4.4 million in the next twelve months, as a result of a lapse of statutes of limitation. The estimated decrease is composed primarily of reserves relating to transfer pricing.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of October 2, 2016 and December 31, 2015, $0.8 million and $0.5 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended October 2, 2016, an expense of $0.3 million was recorded for interest and penalties related to income tax items. For the nine months ended October 4, 2015, a benefit of $0.3 million was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended October 2, 2016 was $25.2 million, or $0.12 per diluted share. The tax savings due to the tax holiday for the nine months ended October 4, 2015 was $9.9 million, or $0.05 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

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

Segment information for the three months and nine months ended October 2, 2016 and October 4, 2015 is as follows:

	Semiconductor Test	System Test	Wireless Test	Industrial Automation	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended October 2, 2016
Revenues	$322,021	$37,030	$27,919	$23,505	$—	$410,475
Income (loss) before income taxes (1)(2)	67,710	1,550	1,049	(4,695)	(5,933)	59,681
Total assets (3)	522,529	90,713	65,953	340,030	1,346,462	2,365,687
Three Months Ended October 4, 2015
Revenues	$325,516	$69,062	$55,359	$16,057	$—	$465,994
Income (loss) before income taxes (1)(2)	73,957	13,751	2,997	(4,847)	1,550	87,408
Total assets (3)	591,445	109,078	447,461	360,068	1,153,832	2,661,884
Nine Months Ended October 2, 2016
Revenues	$1,097,608	$139,640	$70,660	$65,353	$—	$1,373,261
Income (loss) before income taxes (1)(2)	262,127	20,033	(375,596)	(16,364)	(4,145)	(113,945)
Total assets (3)	522,529	90,713	65,953	340,030	1,346,462	2,365,687
Nine Months Ended October 4, 2015
Revenues	$996,748	$152,320	$152,285	$19,780	$—	$1,321,133
Income (loss) before income taxes (1)(2)	246,627	10,423	(603)	(6,547)	12,081	261,981
Total assets (3)	591,445	109,078	447,461	360,068	1,153,832	2,661,884

(1)	Interest income, interest expense, and other (income) expense, net are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges related to inventory and other.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Cost of revenues—inventory charge	$2,351	$1,697	$8,270	$8,637
Restructuring and other	2,047	194	2,798	499

Total	$4,398	$1,891	$11,068	$9,136

Included in the System Test segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Cost of revenues—inventory charge	$121	$460	$441	$8,225
Restructuring and other	(48)	923	(48)	923

Total	$73	$1,383	$393	$9,148

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Goodwill impairment	$—	$—	$254,946	$—
Intangible assets impairment	—	—	83,339	—
Cost of revenues—inventory charge	561	901	6,437	2,077
Restructuring and other	1,672	—	2,639	—

Total	$2,233	$901	$347,361	$2,077

Included in the Industrial Automation segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Cost of revenues—inventory step-up (1)	$—	$972	$—	$1,567
Restructuring and other	532	—	532	—

Total	$532	$972	$532	$1,567

(1)	Included in the cost of revenues for the three and nine months ended October 4, 2015 is the cost for purchase accounting inventory step-up.

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
	(in thousands)
Restructuring and other—Universal Robots contingent consideration adjustment	$7,974	$—	$9,902	$—
Restructuring and other—Impairment of fixed assets and expenses related to Japan Earthquake	312	—	5,363	—
Restructuring and other—Property insurance recovery	(312)	—	(5,363)	—
Restructuring and other—AIT contingent consideration adjustment	—	(1,000)	550	(1,000)
Restructuring and other—ZTEC contingent consideration adjustment	—	—	—	(1,600)
Other (income) expense, net—Gain from the sale of an equity investment	—	—	—	(5,406)
Restructuring and other—Universal Robots acquisition costs	—	144	—	1,104

Total	$7,974	$(856)	$10,452	$(6,902)

S. Shareholders’ Equity

Stock Repurchase Program

In January 2015, the Board of Directors authorized Teradyne to repurchase up to $500 million of common stock, of which $300 million was repurchased in 2015. In 2016, Teradyne intends to repurchase between $100 million and $200 million of common stock. During the nine months ended October 2, 2016, Teradyne repurchased 4.3 million shares of common stock at an average price per share of $19.69, for a total cost of $85.1 million. Cumulative repurchases as of October 2, 2016 totaled 19.9 million shares of common stock for a total purchase price of $385 million at an average price per share of $19.31. The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2016, May 2016, and August 2016, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share. Dividend payments for the three and nine months ended October 2, 2016 were $12.1 million and $36.5 million, respectively.

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

On April 16, 2016, an earthquake in Kumamoto, Japan damaged our main building at that location. The building, which was used for engineering, production, and support operations, was damaged beyond repair. With respect to the location, we have $10 million of earthquake insurance with a deductible of approximately $2.5 million. As a result, we impaired the building and recorded a charge of $4.2 million and a charge of $1.2 million for other earthquake related expenses. The $5.4 million of total charges were offset by $5.4 million of property insurance recovery. We have temporarily transferred some operations to other facilities in Japan and elsewhere while our Kumamoto operations are restored.

In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $255 million, with approximately $8.0 million of goodwill remaining, and $83 million for the impairment of acquired intangible assets with approximately $5.8 million of intangible assets remaining. In the third quarter of 2016, the Wireless Test reporting unit reduced headcount by an additional 14%. We expect demand to improve in 2018, but may need to take further cost control measures.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three and nine months ended October 2, 2016 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Percentage of revenues:
Revenues:
Products	82%	83%	84%	83%
Services	18	17	16	17

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	36	37	39	36
Cost of services	8	8	7	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	45	45	46	43

Gross profit	55	55	54	57
Operating expenses:
Engineering and development	17	16	16	17
Selling and administrative	19	17	17	17
Acquired intangible assets amortization	2	4	3	4
Acquired intangible assets impairment	—	—	6	—
Goodwill impairment	—	—	19	—
Restructuring and other	3	—	1	—

Total operating expenses	42	37	63	38

Income (loss) from operations	14	19	(9)	19
Non-operating (income) expense:
Interest income	(1)	—	—	—
Interest expense	—	—	—	—
Other (income) expense, net	—	—	—	—

Income (loss) before income taxes	15	19	(8)	20
Income tax (benefit) provision	(1)	3	—	4

Net income (loss)	16%	15%	(8)%	16%

Results of Operations

Third Quarter 2016 Compared to Third Quarter 2015

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	October 2, 2016	October 4, 2015
Semiconductor Test	0.8	0.6
System Test	2.1	0.7
Wireless Test	1.0	0.7
Industrial Automation	1.0	1.0
Total Company	0.9	0.7

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Semiconductor Test	$322.0	$325.5	$(3.5)
System Test	37.0	69.1	(32.1)
Wireless Test	27.9	55.4	(27.5)
Industrial Automation	23.5	16.1	7.4

	$410.5	$466.0	$(55.5)

The decrease in Semiconductor Test revenues of $3.5 million, or 1.1%, was primarily due to lower service revenue. The decrease in System Test revenue of $32.1 million, or 46.5%, was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The decrease in Wireless Test revenue of $27.5 million, or 49.6%, was driven by lower demand for connectivity and cellular test systems primarily from our largest Wireless Test segment customer. As a result of significant customer concentration in our Wireless Test segment, quarterly revenue in that segment is subject to significant fluctuations based on our largest customer’s order levels. The increase in Industrial Automation revenues of $7.4 million, or 46.0%, was primarily due to higher product volume.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	October 2, 2016	October 4, 2015
Taiwan	42%	31%
United States	10	12
China	10	15
Europe	7	7
Korea	7	6
Malaysia	6	3
Japan	5	6
Singapore	4	6
Philippines	4	8
Thailand	2	5
Rest of World	3	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	October 2, 2016	October 4, 2015
	(in millions)
Gross profit	$227.4	$258.6	$(31.2)
Percent of total revenues	55.4%	55.5%	(0.1)

Gross profit as a percent of revenue decreased by 0.1 points, as a result of a 0.9 point decrease related to sales of previously leased testers in Semiconductor Test in 2015 and lower Wireless Test sales in 2016, partially offset by a 0.5 point increase due to lower freight costs and a 0.2 point increase due to lower variable compensation.

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

During the three months ended October 2, 2016, we recorded an inventory provision of $3.0 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $3.0 million of total excess and obsolete provisions, $2.3 million was related to Semiconductor Test, $0.6 million was related to Wireless Test, and $0.1 million was related to System Test.

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

During the three months ended October 2, 2016 and October 4, 2015, we scrapped $4.6 million and $3.6 million of inventory, respectively. During the three months ended October 2, 2016 and October 4, 2015, we sold $1.8 million and $2.0 million of previously written-down or written-off inventory, respectively. As of October 2, 2016, we had inventory related reserves for inventory which had been written-down or written-off totaling $123.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Engineering and development	$71.4	$74.0	$(2.6)
Percent of total revenues	17.4%	15.9%

The decrease of $2.6 million in engineering and development expenses was primarily due to lower variable compensation and lower spending in Semiconductor Test and Wireless Test, partially offset by additional spending in Industrial Automation.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Selling and administrative	$78.8	$77.5	$1.3
Percent of total revenues	19.2%	16.6%

The increase of $1.3 million in selling and administrative expenses was due primarily to additional spending in Industrial Automation, partially offset by lower variable compensation.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Acquired intangible assets amortization	$8.5	$20.1	$(11.6)
Percent of total revenues	2.1%	4.3%

Acquired intangible assets amortization expense decreased due to lower amortization expense in the Wireless Test segment due to the impairment of intangible assets in the second quarter of 2016.

Restructuring and Other

Other

During the three months ended October 2, 2016, we recorded an expense of $8.0 million for the increase in the fair value of contingent consideration liability related to Universal Robots and $0.3 million of expenses related to an April 16, 2016 earthquake in Kumamoto, Japan, offset by $0.3 million of property insurance recovery.

During the three months ended October 4, 2015, we recorded a $1.0 million gain from the decrease in the fair value of the AIT contingent consideration liability, partially offset by $0.1 million of acquisition costs related to Universal Robots.

Restructuring

During the three months ended October 2, 2016, we recorded $4.2 million of severance charges related to headcount reductions of 72 people, of which 55 people were in Wireless Test and 17 people were in Semiconductor Test.

During the three months ended October 4, 2015, we recorded $1.1 million of severance charges related to headcount reductions of 18 people, primarily in System Test.

Interest and Other

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Interest income	$(2.9)	$(1.7)	$(1.2)
Interest expense	0.6	0.5	0.1
Other (income) expense, net	(0.9)	0.6	(1.5)

Interest income increased by $1.2 million due primarily to higher cash and marketable securities balances in 2016. Other (income) expense, net increased primarily due to net foreign exchange gains.

Income (Loss) Before Income Taxes

	For the Three Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Semiconductor Test	$67.7	$74.0	$(6.3)
System Test	1.6	13.8	(12.2)
Wireless Test	1.1	3.0	(1.9)
Industrial Automation	(4.7)	(4.9)	0.2
Corporate (1)	(6.0)	1.5	(7.5)

	$59.7	$87.4	$(27.7)

(1)	Included in Corporate are: contingent consideration adjustments, interest income, interest expense, other (income) expense, pension actuarial losses, expenses related to the Japan earthquake and property insurance recovery, and net foreign exchange gains.

The decrease in income before income taxes in Semiconductor Test was primarily due to lower service revenue. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The decrease in income before income taxes in Wireless Test was primarily due to lower revenue driven by lower connectivity and cellular test system sales.

Income Taxes

The effective tax rate for the three months ended October 2, 2016 and October 4, 2015 was (6.9)% and 18.3%, respectively. The change in the effective tax rate is primarily attributable to the effect of the non-deductible goodwill impairment charge which reduced the benefit of the forecast annual loss before income taxes in the U.S. The rate for the three months ended October 2, 2016 also reflects $6.4 million of discrete tax benefits composed of $3.1 million from out-of-period adjustments, $1.6 million related to tax credit carryforwards, $0.7 million from non-taxable foreign exchange gains and $1.0 million of benefit from other discrete tax items. The rate for the three months ended October 4, 2015 includes $3.3 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $0.6 million of reductions in uncertain tax positions resulting from the expiration of statutes of limitations and $0.9 million from other discrete tax benefits.

During the three months ended October 2, 2016, we recorded out-of-period adjustments of approximately $3.1 million to increase deferred tax assets and decrease income tax expense related to alternative minimum tax credits and capitalized inventory costs that should have been recognized previously. The out-of-period adjustments are not material to the current period or the relevant prior.

Nine Months of 2016 Compared to Nine Months of 2015

Revenues

Revenues by our four reportable segments were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Semiconductor Test	$1,097.6	$996.7	$100.9
System Test	139.6	152.3	(12.7)
Wireless Test	70.7	152.3	(81.6)
Industrial Automation	65.4	19.8	45.6

	$1,373.3	$1,321.1	$52.2

The increase in Semiconductor Test revenues of $100.9 million, or 10.1%, was primarily due to higher product volume in the application processor market. The decrease in System Test revenue of $12.7 million, or 8.3%, was primarily due to lower sales in Storage Test. The decrease in Wireless Test revenue of $81.6 million, or 53.6%, was driven by lower demand for connectivity and cellular test systems primarily from our largest Wireless Test segment customer. As a result of significant customer concentration in our Wireless Test segment, quarterly revenue in that segment is subject to significant fluctuations based on our largest customer’s order levels. The acquisition of Universal Robots, which is our Industrial Automation segment, completed in June 2015, added $65.4 million of revenue in the nine months ended October 2, 2016.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	October 2, 2016	October 4, 2015
Taiwan	44%	29%
United States	11	12
China	9	16
Japan	7	7
Korea	6	8
Europe	6	6
Malaysia	5	4
Singapore	4	7
Philippines	3	6
Thailand	2	4
Rest of World	3	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended		Dollar/ Point Change
	October 2, 2016	October 4, 2015
	(in millions)
Gross profit	$740.6	$749.6	$(9.0)
Percent of total revenues	53.9%	56.7%	(2.8)

Gross profit as a percent of revenue decreased by 2.8 points, of which a 3.6 point decrease was related to product mix and sales of previously leased testers in Semiconductor Test in 2015 and lower Wireless Test sales in 2016, partially offset by a 0.4 point increase due to lower excess and obsolete inventory provisions and a 0.3 point increase due to higher product volume.

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

During the nine months ended October 2, 2016, we recorded an inventory provision of $15.1 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $15.1 million of total excess and obsolete provisions, $8.3 million was related to Semiconductor Test, $6.4 million was related to Wireless Test, and $0.4 million was related to System Test.

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

During the nine months ended October 2, 2016 and October 4, 2015, we scrapped $6.8 million and $5.0 million of inventory, respectively. During the nine months ended October 2, 2016 and October 4, 2015, we sold $8.0 million and $6.4 million of previously written-down or written-off inventory, respectively. As of October 2, 2016, we had inventory related reserves for inventory which had been written-down or written-off totaling $123.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Engineering and development	$221.0	$221.3	$(0.3)
Percent of total revenues	16.1%	16.8%

The decrease of $0.3 million in engineering and development expenses was due primarily to lower variable compensation, partially offset by additional costs as a result of the acquisition of Universal Robots in June 2015.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Selling and administrative	$239.4	$226.6	$12.8
Percent of total revenues	17.4%	17.2%

The increase of $12.8 million in selling and administrative expenses was due primarily to additional costs as a result of the acquisition of Universal Robots in June 2015, partially offset by lower variable compensation.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Nine Months Ended
	October 2, 2016	October 4, 2015	Dollar Change
	(in millions)
Acquired intangible assets amortization	$44.7	$49.1	$(4.4)
Percent of total revenues	3.3%	3.7%

Acquired intangible assets amortization expense decreased due to lower amortization expense in the Wireless Test segment due to the impairment of intangible assets in the second quarter of 2016, partially offset by the Universal Robots acquisition in June 2015.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31, or on an interim basis between annual tests when events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who has contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $255 million in the second quarter of 2016.

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

Restructuring and Other

Other

During the nine months ended October 2, 2016, we recorded $4.2 million for an impairment of fixed assets and $1.2 million for expenses related to an earthquake in Kumamoto, Japan and $10.5 million for the increase in the fair value of contingent consideration liability, of which $9.9 million was related to Universal Robots and $0.6 million was related to AIT, partially offset by $5.4 million of property insurance recovery related to the Japan earthquake.

During the nine months ended October 4, 2015, we recorded a $2.6 million gain from the decrease in the fair value of contingent consideration liability, of which $1.6 million was related to the ZTEC acquisition and $1.0 million was related to the AIT acquisition, partially offset by $1.1 million of acquisition costs related to Universal Robots.

Restructuring

During the nine months ended October 2, 2016, we recorded $5.9 million of severance charges related to headcount reductions of 146 people, of which 102 people were in Wireless Test and 44 people were in Semiconductor Test.

During the nine months ended October 4, 2015, we recorded $1.4 million of severance charges related to headcount reductions of 22 people, primarily in System Test.

Interest and Other

	For the Nine Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Interest income	$(6.2)	$(5.2)	$(1.0)
Interest expense	2.0	1.1	0.9
Other (income) expense, net	(1.1)	(5.2)	4.1

Interest income increased by $1.0 million due primarily to higher cash and marketable securities balances in 2016. Interest expense increased by $0.9 million due primarily to costs related to the revolving credit facility and realized losses on sales of marketable securities in 2016. In 2015, other (income) expense, net included a $4.8 million gain from the sale of an equity investment.

Income (Loss) Before Income Taxes

	For the Nine Months Ended		Dollar Change
	October 2, 2016	October 4, 2015
	(in millions)
Semiconductor Test	$262.2	$246.6	$15.6
System Test	20.0	10.4	9.6
Wireless Test	(375.6)	(0.6)	(375.0)
Industrial Automation	(16.4)	(6.5)	(9.9)
Corporate (1)	(4.1)	12.1	(16.2)

	$(113.9)	$262.0	$(375.9)

(1)	Included in Corporate are: impairment of fixed assets and expenses related to the Japan earthquake, property insurance recovery, pension actuarial gains, contingent consideration adjustments, gain from the sale of an equity investment, proceeds from life insurance, interest income and interest expense.

The increase in income before income taxes in Semiconductor Test was primarily due to higher revenues in the application processor market. The increase in income before income taxes in System Test was primarily due to lower excess and obsolete inventory provisions. The increase in loss before income taxes in Wireless Test was primarily due to goodwill and intangible assets impairment charges and lower revenue driven by lower connectivity and cellular test system sales. In June 2015, we completed the acquisition of Universal Robots, which is our Industrial Automation segment. The loss before income taxes in Industrial Automation in the nine months ended October 2, 2016 and the nine months ended October 4, 2015 was primarily due to amortization of intangible assets.

Income Taxes

The effective tax rate for the nine months ended October 2, 2016 and October 4, 2015 was 3.7% and 20.9%, respectively. The decrease in the effective tax rate is primarily attributable to the effect of the non-deductible goodwill impairment charge which reduced the benefit of the forecast annual loss before income taxes in the U.S. The rate for the nine months ended October 2, 2016 includes the impact of a projected decrease in income subject to tax in the U.S. as compared to lower rate foreign jurisdictions. The rate for the nine months ended October 2, 2016 also reflects $13.3 million of discrete tax benefits composed of $4.1 million from non-taxable foreign exchange gains, $3.1 million from out-of-period adjustments, $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit, $1.6 million related to tax credit carryforwards, $0.9 million related to marketable securities and $1.0 million of benefit from other discrete tax items. The effective tax rate for the nine months ended October 4, 2015 includes $5.0 million of discrete tax benefits composed of $1.8 million of benefit attributable to a United States Tax Court opinion regarding intercompany cost sharing arrangements, $1.3 million of reductions in uncertain tax positions resulting from the expiration of statutes and the settlement of an audit, $0.9 million from disqualifying dispositions of incentive stock options and employee stock purchase plan shares and $1.0 million from other discrete tax benefits.

During the nine months ended October 2, 2016, we recorded out-of-period adjustments of approximately $3.1 million to increase deferred tax assets and decrease income tax expense related to alternative minimum tax credits and capitalized inventory costs that should have been recognized previously. The out-of-period adjustments are not material to the current period or the relevant prior periods.

Contractual Obligations

The following table reflects our contractual obligations as of October 2, 2016:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$181,394	$179,019	$2,375	$—	$—	$—
Retirement plans contributions	112,063	4,031	8,183	22,611	77,238	—
Operating lease obligations	72,371	16,162	27,996	17,105	11,108	—
Fair value of contingent consideration	32,887	1,050	31,837	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	74,527	—	26,336	—	—	48,191

Total	$473,242	$200,262	$96,727	$39,716	$88,346	$48,191

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $245.9 million in the nine months ended October 2, 2016 to $1,254 million.

In the nine months ended October 2, 2016, changes in operating assets and liabilities provided cash of $85.1 million. This was due to an $81.3 million decrease in operating assets and a $3.8 million increase in operating liabilities.

The decrease in operating assets was due to a $45.7 million decrease in accounts receivable due to increased collections and a $48.6 million decrease in inventories, partially offset by a $13.0 million increase in prepayments and other assets. The increase in operating liabilities was due to a $53.4 million increase in deferred revenue and customer advance payments, a $16.3 million increase in other accrued liabilities and a $4.2 million increase in accrued income taxes, partially offset by a $33.4 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards’ payroll tax payments, a $30.8 million decrease in accounts payable, and $5.9 million of retirement plan contributions.

Investing activities during the nine months ended October 2, 2016 used cash of $268.1 million, due to $875.8 million used for purchases of marketable securities and $66.3 million used for purchases of property, plant and equipment, partially offset by $466.7 million and $202.2 million in proceeds from sales and maturities of marketable securities, respectively, and proceeds from property insurance of $5.1 million related to the Japan earthquake.

Financing activities during the nine months ended October 2, 2016 used cash of $109.9 million, due to $85.1 million used for the repurchase of 4.3 million shares of common stock at an average price of $19.69 per share, $36.5 million used for dividend payments and $11.7 million used for a payment related to the Universal Robots acquisition contingent consideration, partially offset by $20.1 million from the issuance of common stock under employee stock purchase and stock option plans and $3.4 million from the tax benefit related to employee stock compensation awards.

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

In January 2016, May 2016, and August 2016, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the nine months ended October 2, 2016, dividend payments were $36.5 million.

In January 2015, May 2015, and August 2015, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the nine months ended October 4, 2015, dividend payments were $38.4 million.

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock of which $300 million was repurchased in 2015. In 2016, we intend to repurchase between $100 million and $200 million. During the nine months ended October 2, 2016, we repurchased 4.3 million shares of common stock at an average price of $19.69, for a total cost of $85.1 million. The cumulative repurchases under this program as of October 2, 2016 totaled 19.9 million shares of common stock for $385 million at an average price of $19.31 per share.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have $826 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

On October 24, 2016, the Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” Under current Generally Accepted Accounting Principles (“GAAP”), the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires recognition of the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new guidance will be effective in fiscal years beginning after December 15, 2017. Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact of this ASU on our financial position, results of operations and statement of cash flows.

On March 31, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. This pronouncement is effective for annual periods beginning after December 15, 2016. We do not expect this ASU to have a material impact on our financial position, results of operations and statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the lease recognition requirements in Accounting Standards Certification (“ASC”) Topic 840, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact of this ASU on our financial position and results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU provides guidance for the recognition, measurement, presentation, and disclosure of financial instruments. The new pronouncement revises accounting related to equity investments and the presentation of certain fair value changes for financial liabilities measured at fair value. Among other things, it amends the presentation and disclosure requirements of equity securities that do not result in consolidation and are not accounted for under the equity method. Changes in the fair value of these equity securities will be recognized directly in net income. This pronouncement is effective for fiscal years beginning after December 15, 2017. We are currently evaluating the impact of this ASU on our financial position and results of operations.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax liabilities and assets into current and noncurrent amounts in the balance sheet. The amendments in the update require that all deferred tax liabilities and assets be classified as noncurrent in the balance sheet. This ASU is effective for annual periods beginning after December 15, 2016, and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. We early adopted this ASU prospectively in the first quarter of 2016.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for annual periods beginning after December 15, 2016. We do not expect this ASU to have a material impact on our consolidated financial statements.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or Rule 15d-15(f) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In January 2015, our Board of Directors authorized the repurchase of up to $500 million of common stock of which $300 million was repurchased in 2015. In 2016, we intend to repurchase between $100 million and $200 million. During the nine months ended October 2, 2016, we repurchased 4.3 million shares of common stock at an average price of $19.69, for a total cost of $85.1 million. The cumulative repurchases under this program as of October 2, 2016 totaled 19.9 million shares of common stock for $385 million at an average price of $19.31 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended October 2, 2016 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 4, 2016 – July 31, 2016	421		$20.33		421	$134,715
August 1, 2016 – August 28, 2016	444		$20.24		443	$125,751
August 29, 2016 – October 2, 2016	515		$21.01		513	$114,960

	1,380	(1)	$20.56	(1)	1,377

(1)	Includes 3.3 thousand shares at an average price of $20.56 withheld from employees for the payment of taxes.

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

November 10, 2016