Form 10-Q
period 2017-04-02
TERADYNE, INC
filed 2017-05-12
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of May 8, 2017 was 198,950,727 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 2,	December 31,
	2017	2016
	(in thousands, except per share information)
ASSETS
Current assets:
Cash and cash equivalents	$324,746	$307,884
Marketable securities	895,578	871,024
Accounts receivable, less allowance for doubtful accounts of $2,422 and $2,356 at April 2, 2017 and December 31, 2016, respectively	314,962	192,444
Inventories, net	203,278	135,958
Prepayments	106,987	108,454
Other current assets	8,602	8,039

Total current assets	1,854,153	1,623,803
Property, plant and equipment, net	253,548	253,821
Marketable securities	262,061	433,843
Deferred tax assets	127,918	107,405
Other assets	12,175	12,165
Retirement plans assets	7,517	7,712
Intangible assets, net	94,843	100,401
Goodwill	230,065	223,343

Total assets	$2,842,280	$2,762,493

LIABILITIES
Current liabilities:
Accounts payable	$121,417	$95,362
Accrued employees’ compensation and withholdings	79,018	109,944
Deferred revenue and customer advances	78,794	84,478
Other accrued liabilities	67,651	51,382
Contingent consideration	21,711	1,050
Accrued income taxes	24,466	30,480

Total current liabilities	393,057	372,696
Retirement plans liabilities	110,069	106,938
Long-term deferred revenue and customer advances	25,983	23,463
Deferred tax liabilities	11,255	12,144
Long-term other accrued liabilities	9,921	28,642
Long-term contingent consideration	16,205	37,282
Long-term debt	355,937	352,669

Total liabilities	922,427	933,834

Commitments and contingencies (See Note P)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 199,596 and 199,177 shares issued and outstanding at April 2, 2017 and December 31, 2016, respectively	24,950	24,897
Additional paid-in capital	1,605,502	1,593,684
Accumulated other comprehensive loss	(10,901)	(20,214)
Retained earnings	300,302	230,292

Total shareholders’ equity	1,919,853	1,828,659

Total liabilities and shareholders’ equity	$2,842,280	$2,762,493

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands, except per share amounts)
Revenues:
Products	$373,204	$358,139
Services	83,709	72,855

Total revenues	456,913	430,994
Cost of revenues:
Cost of products	154,966	167,555
Cost of services	37,014	33,107

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	191,980	200,662

Gross profit	264,933	230,332

Operating expenses:
Engineering and development	76,182	73,464
Selling and administrative	84,906	79,174
Acquired intangible assets amortization	7,952	19,994
Restructuring and other	2,511	1,587

Total operating expenses	171,551	174,219

Income from operations	93,382	56,113
Non-operating (income) expense:
Interest income	(3,520)	(1,642)
Interest expense	5,402	710
Other (income) expense, net	(516)	(147)

Income before income taxes	92,016	57,192
Income tax provision	6,795	7,206

Net income	$85,221	$49,986

Net income per common share:
Basic	$0.43	$0.24

Diluted	$0.42	$0.24

Weighted average common shares—basic	200,005	204,271

Weighted average common shares—diluted	201,936	205,732

Cash dividend declared per common share	$0.07	$0.06

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Net income	$85,221	$49,986
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, respectively	8,963	10,271
Available-for-sale marketable securities:
Unrealized gains on marketable securities arising during period, net of tax of $420, $1,253, respectively	513	3,071
Less: Reclassification adjustment for gains included in net income, net of tax of $(64), $11, respectively	(95)	(83)

	418	2,988
Defined benefit pension and post-retirement plans:
Amortization of prior service (credit) cost included in net periodic pension and post-retirement expense/income, net of tax of $(38), $(46), respectively	(68)	(80)

Other comprehensive income	9,313	13,179

Comprehensive income	$94,534	$63,165

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$85,221	$49,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,143	16,192
Amortization	11,070	20,470
Stock-based compensation	8,945	7,925
Provision for excess and obsolete inventory	2,726	4,373
Deferred taxes	(3,477)	(5,496)
Contingent consideration adjustment	634	1,173
Retirement plans actuarial gains	—	(1,193)
Other	2	484
Changes in operating assets and liabilities:
Accounts receivable	(123,792)	(42,552)
Inventories	(62,152)	(702)
Prepayments and other assets	1,104	(1,148)
Accounts payable and other accrued expenses	(7,553)	1,346
Deferred revenue and customer advances	(3,333)	(13,836)
Retirement plans contributions	(947)	(1,250)
Income taxes	14,288	(52)

Net cash (used for) provided by operating activities	(61,121)	35,720

Cash flows from investing activities:
Purchases of property, plant and equipment	(22,066)	(20,334)
Purchases of available-for-sale marketable securities	(153,317)	(221,778)
Proceeds from sales of available-for-sale marketable securities	213,593	239,370
Proceeds from maturities of available-for-sale marketable securities	88,184	73,458

Net cash provided by investing activities	126,394	70,716

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	15,084	9,140
Repurchase of common stock	(37,730)	(28,001)
Dividend payments	(14,021)	(12,253)
Payments related to net settlement of employee stock compensation awards	(12,289)	(8,972)
Payments of contingent consideration	(1,050)	(11,697)

Net cash used for financing activities	(50,006)	(51,783)

Effects of exchange rate changes on cash and cash equivalents	1,595	—
Increase in cash and cash equivalents	16,862	54,653
Cash and cash equivalents at beginning of period	307,884	264,705

Cash and cash equivalents at end of period	$324,746	$319,358

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed

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

B. ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts were reclassified to conform to the current year presentation. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2017, for the year ended December 31, 2016.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

Stock-Based Compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” Teradyne adopted this ASU in the first quarter of 2017. This ASU changes how Teradyne accounts for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statements of cash flows.

Adoption of this ASU required recognition of a cumulative effect adjustment to retained earnings for any prior year excess tax benefits or tax deficiencies not previously recorded. The cumulative effect adjustment of $39 million was recorded as an increase to retained earnings and deferred tax assets.

This ASU also required a change in how Teradyne recognizes the excess tax benefits or tax deficiencies related to stock-based compensation. Prior to adopting ASU 2016-09, these excess tax benefits or tax deficiencies were credited or charged to additional paid-in capital in Teradyne’s consolidated balance sheets. In accordance with ASU 2016-09, starting in first quarter of 2017, these excess tax benefits or tax deficiencies are recognized as a discrete tax benefit or discrete tax expense to the current income tax provision in Teradyne’s consolidated statements of operations.

ASU 2016-09 requires companies to adopt the amendment related to accounting for excess tax benefits or tax deficiencies on a prospective basis. For the three months ended April 2, 2017, Teradyne recognized a discrete tax benefit of $5.2 million related to net excess tax benefit.

In addition, under ASU 2016-09, all excess tax benefits related to share-based payments are reported as cash flows from operating activities. Previously, excess tax benefits from share-based payments arrangements were reported as cash flows from financing activities. The classification amendment was applied prospectively. This ASU also clarifies that all cash payments made to taxing authorities on the employees’ behalf for withheld shares should be presented as financing activities on the statement of cash flows. Previously, Teradyne reported cash payments made to taxing authorities as operating activities on the statement of cash flows. This change was applied retrospectively.

Upon adoption of ASU 2016-09, Teradyne made an accounting policy election to continue accounting for forfeitures by applying an estimated forfeiture rate.

Contingencies and Litigation

Teradyne may be subject to certain legal proceedings, lawsuits and other claims as discussed in Note P. Teradyne accrues for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, Teradyne accrues the amount at the low end of the range. Teradyne adjusts the accruals from time to time as additional information is received, but the loss incurred may be significantly greater than or less than the amount accrued. Loss contingencies are disclosed when they are material and there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On March 10, 2017, the FASB issued ASU 2017-07,” Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU provides guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component to be presented in the same line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost such as interest cost, amortization of prior service cost, and actuarial gains or losses, are required to be presented separately outside of income or loss from operations. The presentation of service cost should be applied retrospectively. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This guidance will impact the presentation of Teradyne’s consolidated financial statements. Current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, Teradyne will present interest cost, amortization of prior service cost, and actuarial gains or losses within other (income) expense, net.

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Teradyne is currently evaluating the impact of this ASU on its financial position, results of operations and statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” Under current Generally Accepted Accounting Principles (“GAAP”), the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires recognition of the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new guidance will be effective in fiscal years beginning after December 15, 2017. Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Teradyne does not expect this ASU to have a material impact on its financial position, results of operations and statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The guidance in this ASU supersedes the lease recognition requirements in Accounting Standards Codification (“ASC”) Topic 840, “Leases.” The new standard establishes a right- of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operation. The new standard is effective for annual periods beginning after December 15, 2018 with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Teradyne is currently evaluating the impact of this ASU on our financial position and results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard by one year. For Teradyne, the standard will be effective in the first quarter of 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. Teradyne is in the process of assessing the impact of this ASU, including identification of changes to policies, processes and controls and the presentation necessary to meet the additional disclosure requirements. Teradyne has selected the modified retrospective transition method. Teradyne is still conducting its assessment and will continue to evaluate the impact of this ASU on its financial position and results of operations.

D. INVENTORIES

Inventories, net consisted of the following at April 2, 2017 and December 31, 2016:

	April 2,	December 31,
	2017	2016
	(in thousands)
Raw material	$62,373	$58,530
Work-in-process	22,511	22,946
Finished goods	118,394	54,482

	$203,278	$135,958

Inventory reserves for the periods ending April 2, 2017 and December 31, 2016 were $115.2 million and $116.0 million, respectively.

E. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. As of April 2, 2017, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three months ended April 2, 2017 and April 3, 2016. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Realized gains recorded in the three months ended April 2, 2017 and April 3, 2016 were $0.3 million and $0.2 million, respectively. Realized losses recorded in the three months ended April 2, 2017 and April 3, 2016 were $0.2 million and $0.2 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the three months ended April 2, 2017 and April 3, 2016, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 2, 2017 and December 31, 2016.

	April 2, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$202,925	$—	$—	$202,925
Cash equivalents	115,578	6,243	—	121,821
Available-for-sale securities:
U.S. Treasury securities	—	854,547	—	854,547
Commercial paper	—	121,065	—	121,065
Corporate debt securities	—	89,731	—	89,731
Certificates of deposit and time deposits	—	50,578	—	50,578
U.S. government agency securities	—	21,149	—	21,149
Equity and debt mutual funds	19,986	—	—	19,986
Non-U.S. government securities	—	583	—	583

Total	$338,489	$1,143,896	$—	$1,482,385

Derivative assets	—	145	—	145

Total	$338,489	$1,144,041	$—	$1,482,530

Liabilities
Contingent consideration	$—	$—	$37,916	$37,916
Derivative liabilities	—	107	—	107

Total	$—	$107	$37,916	$38,023

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$318,503	$6,243	$—	$324,746
Marketable securities	—	895,578	—	895,578
Long-term marketable securities	19,986	242,075	—	262,061
Prepayments	—	145	—	145

	$338,489	$1,144,041	$—	$1,482,530

Liabilities	.
Other current liabilities	$—	$107	$—	$107
Contingent consideration	—	—	21,711	21,711
Long-term contingent consideration	—	—	16,205	16,205

	$—	$107	$37,916	$38,023

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$214,722	$—	$—	$214,722
Cash equivalents	37,458	55,704	—	93,162
Available for sale securities:
U.S. Treasury securities	—	900,038	—	900,038
Commercial paper	—	161,630	—	161,630
Corporate debt securities	—	100,153	—	100,153
Certificates of deposit and time deposits	—	82,133	—	82,133
U.S. government agency securities	—	42,014	—	42,014
Equity and debt mutual funds	18,171	—	—	18,171
Non-U.S. government securities	—	728	—	728

Total	$270,351	$1,342,400	$—	$1,612,751

Derivative assets	—	1	—	1

Total	$270,351	$1,342,401	$—	$1,612,752

Liabilities
Contingent consideration	$—	$—	$38,332	$38,332
Derivative liabilities	—	131	—	131

Total	$—	$131	$38,332	$38,463

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$252,180	$55,704	$—	$307,884
Marketable securities	—	871,024	—	871,024
Long-term marketable securities	18,171	415,672	—	433,843
Prepayments	—	1	—	1

	$270,351	$1,342,401	$—	$1,612,752

Liabilities
Other accrued liabilities	$—	$131	$—	$131
Contingent consideration	—	—	1,050	1,050
Long-term contingent consideration	—	—	37,282	37,282

	$—	$131	$38,332	$38,463

Changes in the fair value of Level 3 contingent consideration for the three months ended April 2, 2017 and April 3, 2016 were as follows:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Balance at beginning of period	$38,332	$37,436
Payments (a)	(1,050)	(15,000)
Fair value adjustment (b)	634	1,173

Balance at end of period	$37,916	$23,609

(a)	In the three months ended April 2, 2017, Teradyne paid $1.1 million of the AIT contingent consideration. In the three months ended April 3, 2016 based on Universal Robots’ calendar year 2015 EBITDA results, Teradyne paid $15.0 million or 100% of the eligible EBITDA contingent consideration amount.
(b)	In the three months ended April 2, 2017 and April 3, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $0.6 million and $1.2 million, respectively, primarily due to a decrease in the discount rate.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	April 2, 2017 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$21,711	Monte Carlo Simulation	Revenues for the period July 1, 2015—December 31, 2017 volatility	12.2%
			Discount Rate	2.8%
	$16,205	Monte Carlo Simulation	Revenues for the period July 1, 2015—December 31, 2018 volatility	12.2%
			Discount Rate	2.8%

As of April 2, 2017, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. The maximum payment for each of the two Universal Robots revenue earn-outs is $25.0 million.

The carrying amounts and fair values of Teradyne’s financial instruments at April 2, 2017 and December 31, 2016 were as follows:

	April 2, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$324,746	$324,746	$307,884	$307,884
Marketable securities	1,157,639	1,157,639	1,304,867	1,304,867
Derivative assets	145	145	1	1
Liabilities
Contingent consideration	37,916	37,916	38,332	38,332
Derivative liabilities	107	107	131	131
Convertible debt (1)	355,937	534,750	352,669	486,754

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion features.

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at April 2, 2017 and December 31, 2016:

	April 2, 2017
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$856,714	$37	$(2,204)	$854,547	$846,287
Commercial paper	121,073	7	(15)	121,065	76,050
Corporate debt securities	89,164	1,151	(584)	89,731	56,678
Certificates of deposit and time deposits	50,541	37	—	50,578	—
U.S. government agency securities	21,174	8	(33)	21,149	10,024
Equity and debt mutual funds	17,472	2,546	(32)	19,986	1,415
Non-U.S. government securities	578	5	—	583	—

	$1,156,716	$3,791	$(2,868)	$1,157,639	$990,454

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$896,345	$56	$(823)	$895,578	$774,974
Long-term marketable securities	260,371	3,735	(2,045)	262,061	215,480

	$1,156,716	$3,791	$(2,868)	$1,157,639	$990,454

	December 31, 2016
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$901,975	$97	$(2,034)	$900,038	$572,284
Commercial paper	161,672	24	(66)	161,630	84,034
Corporate debt securities	99,708	1,065	(620)	100,153	53,642
Certificates of deposit and time deposits	82,080	54	(1)	82,133	7,760
U.S. government agency securities	42,026	7	(19)	42,014	13,461
Equity and debt mutual funds	16,505	1,724	(58)	18,171	1,661
Non-U.S. government securities	745	6	(23)	728	137

	$1,304,711	$2,977	$(2,821)	$1,304,867	$732,979

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$871,321	$134	$(431)	$871,024	$423,128
Long-term marketable securities	433,390	2,843	(2,390)	433,843	309,851

	$1,304,711	$2,977	$(2,821)	$1,304,867	$732,979

As of April 2, 2017, the fair market value of investments with unrealized losses totaled $990.5 million. Of this value, $2.2 million had unrealized losses of $0.2 million for greater than one year and $988.3 million had unrealized losses of $2.6 million for less than one year.

As of December 31, 2016, the fair market value of investments with unrealized losses totaled $733.0 million. Of this value, $2.9 million had unrealized losses of $0.3 million for greater than one year and $730.1 million had unrealized losses of $2.5 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at April 2, 2017 and December 31, 2016, were temporary.

The contractual maturities of investments held at April 2, 2017 were as follows:

	April 2, 2017
	Cost	Fair Market Value
	(in thousands)
Due within one year	$896,345	$895,578
Due after 1 year through 5 years	190,557	190,252
Due after 5 years through 10 years	12,270	11,812
Due after 10 years	40,072	40,011

Total	$1,139,244	$1,137,653

Contractual maturities of investments held at April 2, 2017 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts at April 2, 2017 and December 31, 2016 was $89.2 million and $83.9 million, respectively. The fair value of the outstanding contracts was $0.0 million at April 2, 2017 and a loss of $0.1 million at December 31, 2016.

For the three months ended April 2, 2017 and April 3, 2016, Teradyne recorded net realized losses related to foreign currency forward contracts hedging net monetary assets and liabilities of $1.0 million and $3.3 million, respectively.

Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments at April 2, 2017 and December 31, 2016:

	Balance Sheet Location	April 2, 2017	December 31, 2016
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts assets	Prepayments	$145	$1
Foreign exchange contracts liabilities	Other current liabilities	(107)	(131)

Total derivatives		$38	$(130)

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three months ended April 2, 2017 and April 3, 2016.

	Location of Losses	For the Three Months Ended
	Recognized in	April 2,	April 3,
	Statements of Operations	2017	2016
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$1,011	$3,298

Total Derivatives		$1,011	$3,298

The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies. For the three months ended April 2, 2017 and April 3, 2016, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.5 million and $3.4 million, respectively.

F. DEBT

Convertible Senior Notes

On December 12, 2016, Teradyne completed a private offering of $460.0 million convertible senior unsecured notes (the “Notes”). The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest from December 12, 2016 at a rate of 1.25% per year payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2017.

Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of the Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. The conversion rate for the Notes will initially be 31.4102 shares per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $31.84 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances.

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the initial conversion price of the Notes of $31.84. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 14.4 million shares of Teradyne’s common stock.

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

Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.4 million shares of common stock. The strike price of the warrants will initially be $39.95 per share (subject to adjustment). The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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

Teradyne’s effective annual interest rate on the Notes is 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to interest expense over the seven year term of the Notes. As of April 2, 2017, unamortized debt issuance costs were $6.9 million.

The notes are classified as long-term debt in the consolidated balance sheets at April 2, 2017 and December 31, 2016. The below tables represent the key components of Teradyne’s convertible senior notes:

	April 2, 2017	December 31, 2016
	(in thousands)
Debt Principal	$460,000	$460,000
Unamortized discount	104,063	107,331

Net Carrying amount of convertible debt	$355,937	$352,669

For the Three Months Ended
April 2, 2017
(in thousands)
Contractual interest expense on the coupon	$1,438
Amortization of the discount component and debt issue fees recognized as interest expense	3,268

Total interest expense on the convertible debt	$4,706

As of April 2, 2017, the remaining unamortized discount was $104.1 million, which will be amortized over 6.8 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of April 2, 2017, the conversion rate was equal to the initial conversion price of approximately $31.84 per share and the if-converted value of the Notes was $449.3 million.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statement of operations. As of May 12, 2017, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of May 12, 2017, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

G. PREPAYMENTS

Prepayments consist of the following and are included in prepayments on the balance sheet:

	April 2,	December 31,
	2017	2016
	(in thousands)
Contract manufacturer and supplier prepayments	$83,398	$84,473
Prepaid maintenance and other services	7,210	7,676
Prepaid taxes	3,326	4,664
Other prepayments	13,053	11,641

Total prepayments	$106,987	$108,454

H. DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	April 2,	December 31,
	2017	2016
	(in thousands)
Extended warranty	$44,053	$46,753
Equipment maintenance and training	41,995	39,037
Customer advances, undelivered elements and other	18,729	22,151

Total deferred revenue and customer advances	$104,777	$107,941

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

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Balance at beginning of period	$7,203	$6,925
Accruals for warranties issued during the period	3,021	3,490
Adjustments related to pre-existing warranties	(471)	243
Settlements made during the period	(2,699)	(3,162)

Balance at end of period	$7,054	$7,496

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Balance at beginning of period	$46,753	$46,499
Deferral of new extended warranty revenue	6,125	6,827
Recognition of extended warranty deferred revenue	(8,825)	(7,211)

Balance at end of period	$44,053	$46,115

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

Commencing in January 2014, Teradyne granted performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). For TSR grants issued in 2014 and 2015, Teradyne’s three-year TSR performance is measured against the Philadelphia Semiconductor Index. For TSR grants issued in 2016 and 2017, Teradyne’s three-year TSR performance is measured against the New York Stock Exchange (“NYSE”) Composite Index. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% to 0% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted below.

In January 2017 and 2016, Teradyne granted PRSUs to its executive officers with a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue. Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; non-cash convertible debt interest expense; and other non-recurring gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 200% to 0% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the three-year service period. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

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

During the three months ended April 2, 2017 and April 3, 2016, Teradyne granted 0.1 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $35.66 and $20.29, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
Risk-free interest rate	1.5%	1.0%
Teradyne volatility-historical	26.6%	27.0%
NYSE Composite Index volatility-historical	13.4%	13.1%
Dividend yield	1.0%	1.2%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for the 2017 and 2016 grant over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.28 per share for 2017 grants and $0.24 per share for 2016 grants, divided by Teradyne’s stock price on the grant date of $28.56 for the 2017 grant and $19.43 for the 2016 grant.

During the three months ended April 2, 2017 and April 3, 2016, Teradyne granted 0.1 million and 0.1 million, respectively of PBIT PRSUs with a grant date fair value of $27.72 and $18.71, respectively.

During the three months ended April 2, 2017, Teradyne granted 0.8 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $27.86 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $7.13.

During the three months ended April 3, 2016, Teradyne granted 1.2 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $18.83 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $5.30.

Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options vest in equal annual installments over four years and have a term of seven years from the date of grant.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
Expected life (years)	5.0	5.0
Risk-free interest rate	2.0%	1.4%
Volatility-historical	27.8%	32.9%
Dividend yield	1.0%	1.2%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.28 per share for 2017 grants and $0.24 per share for 2016 grants, divided by Teradyne’s stock price on the grant date, of $28.56 for the 2017 grant and $19.43 for the 2016 grant.

K. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income, which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended April 2, 2017
Balance at December 31, 2016, net of tax of $0, $209, $(778)	$(21,921)	$(60)	$1,767	$(20,214)
Other comprehensive income before reclassifications, net of tax of $0, $420, $0	8,963	513	—	9,476
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(64), $(38)	—	(95)	(68)	(163)

Net current period other comprehensive income (loss), net of tax of $0, $356, $(38)	8,963	418	(68)	9,313

Balance at April 2, 2017, net of tax of $0, $565, $(816)	$(12,958)	$358	$1,699	$(10,901)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended April 3, 2016
Balance at December 31, 2015, net of tax of $0, $(459), $(622)	$(8,759)	$(1,414)	$2,029	$(8,144)
Other comprehensive income before reclassifications, net of tax of $0, $1,253, $0	10,271	3,071	—	13,342
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $11, $(46)	—	(83)	(80)	(163)

Net current period other comprehensive income (loss), net of tax of $0, $1,264, $(46)	10,271	2,988	(80)	13,179

Balance as April 3, 2016, net of tax of $0, $805, $(668)	$1,512	$1,574	$1,949	$5,035

Reclassifications out of accumulated other comprehensive (loss) income to the statement of operations for the three months ended April 2, 2017 and April 3, 2016 were as follows:

Details about Accumulated Other Comprehensive (Loss) Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	April 2,	April 3,
	2017	2016
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $64, $(11)	$95	$83	Interest income
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $38, $46	68	80	(a)

Total reclassifications, net of tax of $102, $35	$163	$163	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

L. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended April 2, 2017, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2016
Goodwill	$204,851	$158,699	$361,819	$260,540	$985,909
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	204,851	10,516	7,976	—	223,343
Foreign currency translation adjustment	6,722	—	—	—	6,722

Balance at April 2, 2017
Goodwill	211,573	158,699	361,819	260,540	992,631
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$211,573	$10,516	$7,976	$—	$230,065

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	April 2, 2017
	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,877	$(211,065)	$(3,292)	$56,520
Customer relationships	92,741	(79,114)	(348)	13,279
Tradenames and trademarks	50,100	(24,331)	(845)	24,924
Non-compete agreement	320	(200)	—	120
Customer backlog	170	(170)	—	—

Total intangible assets	$414,208	$(314,880)	$(4,485)	$94,843

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,877	$(206,376)	$(5,093)	$59,408
Customer relationships	92,741	(76,707)	(538)	15,496
Tradenames and trademarks	50,100	(23,435)	(1,308)	25,357
Non-compete agreement	320	(180)	—	140
Customer backlog	170	(170)	—	—

Total intangible assets	$414,208	$(306,868)	$(6,939)	$100,401

Aggregate intangible asset amortization expense was $8.0 million and $20.0 million, respectively, for the three months ended April 2, 2017 and April 3, 2016.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2017 (remainder)	21,621
2018	27,475
2019	23,622
2020	10,325
2021	3,504
Thereafter	8,296

M. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$85,221	$49,986

Weighted average common shares-basic	200,005	204,271
Effect of dilutive potential common shares:
Restricted stock units	1,533	965
Stock options	390	487
Employee stock purchase plan	8	9

Dilutive potential common shares	1,931	1,461

Weighted average common shares-diluted	201,936	205,732

Net income per common share-basic	$0.43	$0.24

Net income per common share-diluted	$0.42	$0.24

The computation of diluted net income per common share for the three months ended April 2, 2017 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended April 3, 2016 excludes the effect of the potential exercise of stock options to purchase approximately 0.3 million shares because the effect would have been anti-dilutive.

N. RESTRUCTURING AND OTHER

During the three months ended April 2, 2017, Teradyne recorded $1.9 million of restructuring charges of which $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA and $0.6 million was for employee severance charges. The Sunnyvale, CA lease expires in 2020. The accrual for the future lease payments liability is reflected in other accrued liabilities and is expected to be paid over the term of the lease.

During the three months ended April 2, 2017 and April 3, 2016, Teradyne recorded $0.6 million and $1.2 million, respectively, of other charges for the increase in the fair value of the Universal Robots contingent consideration liability.

During the three months ended April 3, 2016, Teradyne recorded $0.4 million of employee severance charges.

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

Defined Benefit Pension Plans

Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of these plans consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded qualified foreign plans.

In the three months ended April 2, 2017, Teradyne contributed $0.6 million to the U.S. supplemental executive defined benefit pension plan and $0.2 million to certain qualified plans for non-U.S. subsidiaries.

For the three months ended April 2, 2017 and April 3, 2016, Teradyne’s net periodic pension cost (income) was comprised of the following:

	For the Three Months Ended
	April 2, 2017		April 3, 2016
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$560	$185	$576	$207
Interest cost	3,312	163	3,414	206
Expected return on plan assets	(3,000)	(6)	(3,443)	(5)
Amortization of prior service cost	18	—	24	—
Net actuarial gain	—	—	(1,193)	—
Settlement	—	—	—	(239)

Total net periodic pension cost (income)	$890	$342	$(622)	$169

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

For the three months ended April 2, 2017 and April 3, 2016, Teradyne’s net periodic postretirement income was comprised of the following:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Service cost	$10	$10
Interest cost	50	56
Amortization of prior service benefit	(124)	(150)

Total net periodic post-retirement benefit	$(64)	$(84)

P. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of April 2, 2017, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $292.0 million, of which $281.7 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. INCOME TAXES

The effective tax rate for the three months ended April 2, 2017 and April 3, 2016 was 7.4% and 12.6%, respectively.

The decrease in the effective tax rate from the three months ended April 3, 2016 to the three months ended April 2, 2017 resulted from an increase in the discrete benefit from stock based compensation, a projected shift in the geographic distribution of income which decreased income subject to taxation in the U.S. relative to lower tax rate jurisdictions and a decrease in the discrete benefit from non-taxable foreign exchange gains.

The effective tax rates for the three months ended April 2, 2017 and April 3, 2016 differed from the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the United States.

The tax rate for the three months ended April 2, 2017 and April 3, 2016 was also reduced by the benefit from U.S. research and development tax credits, partially offset by additions to the uncertain tax positions for transfer pricing, both of which are included in the projected annual effective tax rate.

Discrete tax benefits recorded in the three months ended April 2, 2017 amounted to $7.0 million of which $5.5 million resulted from stock based compensation, $0.7 million related to U.S. research and development tax credits and $0.8 million from other discrete tax benefits. The $5.5 million of discrete benefit from stock based compensation included $5.2 million of excess tax benefits recognized pursuant to ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.”

Discrete tax benefits recorded in the three months ended April 3, 2016 amounted to $2.5 million of which $1.2 million resulted from non-taxable foreign exchange gains, $0.9 million related to marketable securities and $0.4 million from other discrete tax benefits.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of April 2, 2017, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of April 2, 2017 and December 31, 2016, Teradyne had $40.7 million and $39.0 million, respectively, of reserves for uncertain tax positions. The $1.7 million net increase in reserves for uncertain tax positions is primarily composed of additions related to transfer pricing exposures and U.S. research and development tax credits.

As of April 2, 2017, Teradyne estimates that it is reasonably possible that the balance of uncertain tax positions may decrease approximately $0.8 million in the next twelve months, as a result of a lapse of statutes of limitation. The estimated decrease is comprised primarily of reserves relating to U.S. research and development credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of April 2, 2017 and December 31, 2016, $0.3 million and $0.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended April 2, 2017, a benefit of $0.1 million was recorded for interest and penalties related to income tax items. For the three months ended April 3, 2016, an expense of $0.3 million was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended April 2, 2017 was $4.7 million, or $0.02 per diluted share. The tax savings due to the tax holiday for the three months ended April 3, 2016 was $2.6 million, or $0.01 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

R. SEGMENT INFORMATION

Teradyne has four operating segments (Semiconductor Test, System Test, Industrial Automation and Wireless Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robots. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2016.

Segment information for the three months ended April 2, 2017 and April 3, 2016 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended April 2, 2017
Revenues	$355,528	$39,845	$36,272	$25,268	$—	$456,913
Income (loss) before income taxes (1)(2)	97,966	(2,759)	(2,571)	1,532	(2,152)	92,016
Total assets (3)	740,334	106,754	331,016	61,356	1,602,820	2,842,280
Three Months Ended April 3, 2016
Revenues	$340,264	$53,670	$16,746	$20,314	$—	$430,994
Income (loss) before income taxes (1)(2)	73,254	9,492	(7,168)	(20,140)	1,754	57,192
Total assets (3)	664,555	90,695	350,589	408,466	1,034,669	2,548,974

(1)	Interest income, interest expense, contingent consideration adjustments, pension and post retirement plans actuarial gains and other income (expense) are included in Corporate and Eliminations.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits related to inventory and other.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Cost of revenues—inventory charge	$1,319	$3,685
Restructuring and other	(265)	414

Included in the System Test segment are charges in the following line item in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Cost of revenues—inventory charge	$885	$—

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Restructuring and other	$624	$—

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Restructuring and other—lease impairment	$1,313	$—
Cost of revenues—inventory charge	522	605

Included in Corporate and Eliminations are charges in the following line items in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
	(in thousands)
Restructuring and other—Universal Robots contingent consideration adjustment	$634	$1,173
Restructuring and other	205	—

S. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. Teradyne intends to repurchase at least $200 million in 2017. During the three months ended April 2, 2017, Teradyne repurchased 1.3 million shares of common stock for $37.7 million at an average price of $29.38 per share.

During the three months ended April 3, 2016, Teradyne repurchased 1.5 million shares of common stock for $28.0 million at an average price of $18.81 per share.

The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2017, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.07 per share. Dividend payments for the three months ended April 2, 2017 were $14.0 million.

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

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

The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. One customer drives significant demand for our products both through direct sales and sales to the customer’s supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of significant customers for the foreseeable future.

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

For several years, this cyclical demand became an even/odd year trend where demand increased in even years and decreased in odd years due principally to demand swings in the mobility market of our Semiconductor Test business. We expect the even/odd year demand trend in the mobility market to lessen in 2017 and future years due to slower smart phone unit growth, along with rising device complexity and the reduced impact of parallel test in our Semiconductor Test business.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 2, 2017 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
Percentage of revenues:
Revenues:
Products	82%	83%
Services	18	17

Total revenues	100	100
Cost of revenues:
Cost of products	34	39
Cost of services	8	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	47

Gross profit	58	53
Operating expenses:
Engineering and development	17	17
Selling and administrative	19	18
Acquired intangible assets amortization	2	5
Restructuring and other	1	—

Total operating expenses	38	40

Income from operations	20	13
Non-operating (income) expense:
Interest income	(1)	—
Interest expense	1	—
Other (income) expense, net	—	—

Income before income taxes	20	13
Income tax provision	1	2

Net income	19%	12%

Results of Operations

First Quarter 2017 Compared to First Quarter 2016

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
Semiconductor Test	1.3	0.9
System Test	1.2	0.9
Industrial Automation	1.2	1.1
Wireless Test	1.1	1.0
Total Company	1.3	0.9

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Semiconductor Test	$355.5	$340.3	$15.2
System Test	39.8	53.7	(13.9)
Industrial Automation	36.3	16.7	19.6
Wireless Test	25.3	20.3	5.0

	$456.9	$431.0	$25.9

The increase in Semiconductor Test revenues of $15.2 million, or 4.5%, was driven primarily by increased sales in the microcontroller, power management, automotive safety and flash memory test segments. The decrease in System Test revenues of $13.9 million, or 25.9%, was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The increase in Industrial Automation revenues of $19.6 million, or 117.4%, was due to higher demand for collaborative robots. The increase in Wireless Test revenues of $5.0 million, or 24.6%, was primarily due to higher demand for connectivity and cellular test systems and increased service revenue.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	April 2,	April 3,
	2017	2016
Taiwan	25%	42%
China	12	9
United States	12	12
Japan	12	11
Malaysia	9	3
Europe	8	7
Korea	7	6
Philippines	6	2
Singapore	5	4
Thailand	2	3
Rest of World	2	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar/Point
	2017	2016	Change
	(in millions)
Gross profit	$264.9	$230.3	$34.6
Percent of total revenues	58.0%	53.4%	4.6

Gross profit as a percent of revenue increased by 4.6 points, as a result of a 3.6 point increase related to favorable product mix in Semiconductor Test, 0.5 points due to higher sales primarily in Industrial Automation and Semiconductor Test and 0.5 points from lower inventory provisions.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenue information is obtained from sales and marketing groups and incorporates factors such as backlog and future revenue demand. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed during the next twelve quarters for our Semiconductor Test, System Test and Industrial Automation segments and the next four quarters for our Wireless Test segment, is written-down to estimated net realizable value.

During the three months ended April 2, 2017, we recorded an inventory provision of $2.7 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $2.7 million of total excess and obsolete provisions, $1.3 million was related to Semiconductor Test, $0.9 million was related to System Test, and $0.5 million was related to Wireless Test.

During the three months ended April 3, 2016, we recorded an inventory provision of $4.3 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $4.3 million of total excess and obsolete provisions, $3.7 million was related to Semiconductor Test, $0.6 million was related to Wireless Test, and $0.1 million was related to System Test.

During the three months ended April 2, 2017 and April 3, 2016, we scrapped $1.8 million and $0.7 million of inventory, respectively. During the three months ended April 2, 2017 and April 3, 2016, we sold $0.8 million and $1.1 million of previously written-down or written-off inventory, respectively. As of April 2, 2017, we had inventory related reserves for inventory which had been written-down or written-off totaling $115.2 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Engineering and development	$76.2	$73.5	$2.7
Percent of total revenues	16.7%	17.0%

The increase of $2.7 million in engineering and development expenses was primarily due to higher variable compensation and additional spending in System Test and Industrial Automation, partially offset by lower spending in Wireless Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Selling and administrative	$84.9	$79.2	$5.7
Percent of total revenues	18.6%	18.4%

The increase of $5.7 million in selling and administrative expenses was due primarily to higher variable compensation and higher spending in Industrial Automation, partially offset by lower spending in Wireless Test.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Acquired intangible assets amortization	$8.0	$20.0	$(12.0)
Percent of total revenues	1.7%	4.6%

Acquired intangible assets amortization expense decreased primarily in the Wireless Test segment due to the impairment of intangible assets in the second quarter of 2016.

Restructuring and Other

During the three months ended April 2, 2017, we recorded $1.9 million of restructuring charges of which $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA and $0.6 million was for employee severance charges. The Sunnyvale, CA lease expires in 2020. The accrual for the future lease payments liability is reflected in other accrued liabilities and is expected to be paid over the term of the lease.

During the three months ended April 2, 2017 and April 3, 2016, we recorded $0.6 million and $1.2 million, respectively, of other charges for the increase in the fair value of the Universal Robots contingent consideration liability.

During the three months ended April 3, 2016, we recorded $0.4 million of employee severance charges.

Interest and Other

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Interest income	$(3.5)	$(1.6)	$(1.9)
Interest expense	5.4	0.7	4.7
Other (income) expense, net	(0.5)	(0.1)	(0.4)

Interest income increased by $1.9 million due primarily to higher cash and marketable securities balances in 2017 and higher interest rates in 2017. Interest expense increased by $4.7 million due primarily to interest expense related to our convertible senior notes. Other (income) expense, net included net foreign exchange gains.

Income Before Income Taxes

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2017	2016	Change
	(in millions)
Semiconductor Test	$98.0	$73.3	$24.7
System Test	(2.8)	9.5	(12.3)
Industrial Automation	(2.6)	(7.2)	4.6
Wireless Test	1.5	(20.1)	21.7
Corporate (1)	(2.2)	1.8	(4.0)

	$92.0	$57.2	$34.8

(1)	Included in Corporate are: Interest income, interest expense, contingent consideration adjustments, pension and post retirement plans actuarial gains and other income (expense).

The increase in income before income taxes in Semiconductor Test was driven primarily by increased sales and higher gross margin due to favorable product mix. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The increase in income before income taxes in Industrial Automation was due to higher demand for collaborative robots. The increase in income before income taxes in Wireless Test was primarily due to lower intangible assets amortization, lower operating expenses and higher demand for connectivity and cellular test systems.

Income Taxes

The effective tax rate for the three months ended April 2, 2017 and April 3, 2016 was 7.4% and 12.6%, respectively.

The decrease in the effective tax rate from the three months ended April 3, 2016 to three months ended April 2, 2017 resulted from an increase in the discrete benefit from stock based compensation, a projected shift in the geographic distribution of income which decreased income subject to taxation in the U.S. relative to lower tax rate jurisdictions and a decrease in the discrete benefit from non-taxable foreign exchange gains.

Contractual Obligations

The following table reflects our contractual obligations as of April 2, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Convertible debt	$460,000	$—	$—	$—	$460,000	$—
Purchase obligations	292,037	281,708	10,329	—	—	—
Retirement plans contributions	114,029	5,407	7,884	9,325	91,413	—
Operating lease obligations	69,676	17,300	28,489	15,475	8,412	—
Interest on long-term debt	40,314	5,814	11,500	11,500	11,500	—
Fair value of contingent consideration	37,916	21,711	16,205	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	47,159	—	25,983	—	—	21,176

Total	$1,061,131	$331,940	$100,390	$36,300	$571,325	$21,176

(1)	Included in Other Long-Term Liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $130.4 million in the three months ended April 2, 2017 to $1,482 million.

In the three months ended April 2, 2017, changes in operating assets and liabilities used cash of $182.4 million. This was due to a $184.9 million increase in operating assets and a $2.5 million increase in operating liabilities.

The increase in operating assets was primarily due to a $123.8 million increase in accounts receivable due to the delivery profile of first quarter shipments and a $62.2 million increase in inventories to support increased shipments in the second quarter.

The decrease in operating liabilities was due to a $31.0 million decrease in accrued employee compensation due primarily to first quarter payments related to variable compensation, a $3.3 million decrease in deferred revenue and customer advance payments, a $0.9 million decrease in other accrued liabilities and $0.9 million of retirement plan contributions, partially offset by a $24.3 million increase in accounts payable and a $14.3 million increase in income taxes.

Investing activities during the three months ended April 2, 2017 provided cash of $126.4 million, due to $213.6 million and $88.2 million in proceeds from sales and maturities of marketable securities, respectively, partially offset by $153.3 used for purchases of marketable securities and $22.1 million used for purchases of property, plant and equipment.

Financing activities during the three months ended April 2, 2017 used cash of $50.0 million, due to $37.7 million used for the repurchase of 1.3 million shares of common stock at an average price of $29.38 per share, $14.0 million used for dividend payments, $12.3 million used for payment related to net settlement of employee stock compensation awards and $1.1 million used for a payment related to AIT contingent consideration, partially offset by $15.1 million from the issuance of common stock under employee stock purchase and stock option plans.

In the three months ended April 3, 2016, changes in operating assets and liabilities used cash of $58.2 million. This was due to a $44.4 million increase in operating assets and a $13.8 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $42.6 million increase in accounts receivable due to higher sales.

The decrease in operating liabilities was due to a $42.1 million decrease in accrued employee compensation due primarily to variable compensation, a $13.8 million decrease in customer advance payments and deferred revenue, an $8.3 million decrease in accounts payable and $1.3 million of retirement plan contributions, partially offset by a $51.8 million increase in other accrued liabilities.

Investing activities during the three months ended April 3, 2016 provided cash of $70.7 million, due to $239.4 million and $73.5 million in proceeds from sales and maturities of marketable securities, respectively, partially offset by $221.8 million used for purchases of marketable securities and $20.3 million used for purchases of property, plant and equipment.

Financing activities during the three months ended April 3, 2016 used cash of $51.8 million, due to $28.0 million used for the repurchase of 1.5 million shares of common stock at an average price of $18.81 per share, $12.3 million used for dividend payments, $11.7 million used for payment related to Universal Robots acquisition contingent consideration and $9.0 million payments related to net settlement of employee stock compensation awards, partially offset by $9.1 million from the issuance of common stock under employee stock purchase and stock option plans.

In January 2017, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.07 per share that was paid on March 20, 2017 to shareholders of record as of February 24, 2017. Dividend payments for the three months ended April 2, 2017 were $14.0 million.

In January 2016, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.06 per share that was paid on March 21, 2016 to shareholders of record as of February 26, 2016. Dividend payments for the three months ended April 3, 2016 were $12.3 million.

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. We intend to repurchase at least $200 million in 2017. During the three months ended April 2, 2017, we repurchased 1.3 million shares of common stock for $37.7 million at an average price of $29.38 per share. The total price includes commissions and is recorded as a reduction to retained earnings.

During the three months ended April 3, 2016, we repurchased 1.5 million shares of common stock for $28.0 million at an average price of $18.81 per share.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have $704 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

Equity Compensation Plans

As discussed in Note O: “Stock Based Compensation” in our 2016 Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

On March 10, 2017, the FASB issued ASU 2017-07,” Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU provides guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component to be presented in the same line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost such as interest cost, amortization of prior service cost, and actuarial gains or losses, are required to be presented separately outside of income or loss from operations. The presentation of service cost should be applied retrospectively. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This guidance will impact the presentation of our consolidated financial statements. Current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, we will present interest cost, amortization of prior service cost, and actuarial gains or losses within other (income) expense, net.

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of this ASU on our financial position, results of operations and statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory.” Under current Generally Accepted Accounting Principles (“GAAP”), the tax effects of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The new guidance requires recognition of the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The income tax consequences from the sale of inventory from one member of a consolidated entity to another will continue to be deferred until the inventory is sold to a third party. The new guidance will be effective in fiscal years beginning after December 15, 2017. Early adoption is permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We do not expect this ASU to have a material impact on our financial position, results of operations and statements of cash flows.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to show the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, which deferred the effective date of the new revenue standard by one year. For Teradyne, the standard will be effective in the first quarter of 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We are in the process of assessing the impact of this ASU, including identification of changes to policies, processes and controls and the presentation necessary to meet the additional disclosure requirements. We have selected the modified retrospective transition method. We are still conducting our assessment and will continue to evaluate the impact of this ASU on our financial position and results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2016.

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of April 2, 2017, the Notes had a fair value of $534.8 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the first quarter of 2017 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% increase	$568,928	$34,178	6.4%
No change	534,750	—	—
10% decrease	504,850	(29,900)	(5.6)

See Note F: “Debt” for further information.

Item 4:	Controls and Procedures

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. We intend to repurchase at least $200 million in 2017. During the three months ended April 2, 2017, we repurchased 1.3 million shares of common stock for $37.7 million at an average price of $29.38 per share. The total price includes commissions and is recorded as a reduction to retained earnings.

During the three months ended April 3, 2016, we repurchased 1.5 million shares of common stock for $28.0 million at an average price of $18.81 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended April 2, 2017 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 29, 2017	249		$26.90		—	$500,000
January 30, 2017 – February 26, 2017	723		$28.79		531	$484,727
February 27, 2017 – April 2, 2017	756		$29.72		754	$462,270

	1,728	(1)	$28.93	(1)	1,285

(1)	Includes 0.4 million shares at an average price of $27.73 withheld from employees for the payment of taxes.

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

May 12, 2017