Form 10-Q
period 2017-07-02
TERADYNE, INC
filed 2017-08-11
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
Emerging Growth Company	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s only class of Common Stock as of August 7, 2017 was 197,831,996 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2, 2017	December 31, 2016
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$598,349	$307,884
Marketable securities	809,338	871,024
Accounts receivable, less allowance for doubtful accounts of $2,236 and $2,356 at July 2, 2017 and December 31, 2016, respectively	405,946	192,444
Inventories, net	153,645	135,958
Prepayments	105,960	108,454
Other current assets	6,787	8,039

Total current assets	2,080,025	1,623,803
Property, plant and equipment, net	258,017	253,821
Marketable securities	212,501	433,843
Deferred tax assets	125,204	107,405
Other assets	12,429	12,165
Retirement plan assets	9,231	7,712
Acquired intangible assets, net	90,603	100,401
Goodwill	242,215	223,343

Total assets	$3,030,225	$2,762,493

LIABILITIES
Current liabilities:
Accounts payable	$103,454	$95,362
Accrued employees’ compensation and withholdings	122,246	109,944
Deferred revenue and customer advances	81,087	84,478
Other accrued liabilities	66,176	51,382
Contingent consideration	22,432	1,050
Accrued income taxes	43,812	30,480

Total current liabilities	439,207	372,696
Retirement plan liabilities	111,688	106,938
Long-term deferred revenue and customer advances	32,679	23,463
Deferred tax liabilities	10,714	12,144
Long-term other accrued liabilities	11,061	28,642
Long-term contingent consideration	16,983	37,282
Long-term debt	359,245	352,669

Total liabilities	981,577	933,834

Commitments and contingencies (Note P)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 197,999 and 199,177 shares issued and outstanding at July 2, 2017 and December 31, 2016, respectively	24,750	24,897
Additional paid-in capital	1,613,005	1,593,684
Accumulated other comprehensive income (loss)	5,915	(20,214)
Retained earnings	404,978	230,292

Total shareholders’ equity	2,048,648	1,828,659

Total liabilities and shareholders’ equity	$3,030,225	$2,762,493

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands, except per share amount)
Revenues:
Products	$610,356	$456,832	$983,560	$814,972
Services	86,545	74,960	170,254	147,815

Total revenues	696,901	531,792	1,153,814	962,787
Cost of revenues:
Cost of products	267,171	215,795	422,137	383,350
Cost of services	38,511	33,127	75,525	66,234

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	305,682	248,922	497,662	449,584

Gross profit	391,219	282,870	656,152	513,203
Operating expenses:
Engineering and development	81,728	76,109	157,910	149,573
Selling and administrative	89,131	81,425	174,037	160,599
Acquired intangible assets amortization	8,166	16,244	16,118	36,238
Restructuring and other	2,288	2,608	4,799	4,195
Goodwill impairment	—	254,946	—	254,946
Acquired intangible assets impairment	—	83,339	—	83,339

Total operating expenses	181,313	514,671	352,864	688,890

Income (loss) from operations	209,906	(231,801)	303,288	(175,687)
Non-operating (income) expense:
Interest income	(3,292)	(1,666)	(6,812)	(3,308)
Interest expense	5,509	691	10,911	1,401
Other (income) expense, net	812	(9)	296	(155)

Income (loss) before income taxes	206,877	(230,817)	298,893	(173,625)
Income tax provision (benefit)	31,901	(7,271)	38,696	(65)

Net income (loss)	$174,976	$(223,546)	$260,197	$(173,560)

Net income (loss) per common share:
Basic	$0.88	$(1.10)	$1.30	$(0.85)

Diluted	$0.87	$(1.10)	$1.29	$(0.85)

Weighted average common shares—basic	198,774	203,018	199,390	203,645

Weighted average common shares—diluted	201,529	203,018	201,732	203,645

Cash dividend declared per common share	$0.07	$0.06	$0.14	$0.12

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Net income (loss)	$174,976	$(223,546)	$260,197	$(173,560)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax of $0, $0, $0, $0	15,981	(5,041)	24,944	5,229
Available-for-sale marketable securities:
Unrealized gains on marketable securities arising during period, net of tax of $765, $1,102, $1,185, $2,354, respectively	985	2,375	1,498	5,446
Less: Reclassification adjustment for gains included in net income (loss), net of tax of $(42), $(13), $(106), $(2), respectively	(83)	(51)	(177)	(134)

	902	2,324	1,321	5,312
Defined benefit pension and post-retirement plan:
Amortization of prior service (credit) cost included in net periodic pension and post-retirement expense/income, net of tax of $(38), $(47), $(77), $(93), respectively	(68)	(83)	(136)	(163)
Prior service income arising during the period, net of tax of $0, $34, $0, $34, respectively	—	59	—	59

	(68)	(24)	(136)	(104)

Other comprehensive income (loss)	16,815	(2,741)	26,129	10,437

Comprehensive income (loss)	$191,791	$(226,287)	$286,326	$(163,123)

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2016, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	July 2, 2017	July 3, 2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$260,197	$(173,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,474	32,168
Amortization	22,412	37,180
Stock-based compensation	17,312	15,457
Provision for excess and obsolete inventory	5,295	12,115
Contingent consideration fair value adjustment	2,133	2,478
Deferred taxes	(3,563)	(21,458)
Retirement plan actuarial gains	(2,504)	(1,862)
Goodwill impairment	—	254,946
Acquired intangible assets impairment	—	83,339
Impairment of fixed assets	—	4,179
Property insurance recovery	—	(5,051)
Other	1,153	576
Changes in operating assets and liabilities:
Accounts receivable	(214,189)	(138,230)
Inventories	(8,149)	30,222
Prepayments and other assets	4,425	(13,657)
Accounts payable and other accrued expenses	34,504	(6,040)
Deferred revenue and customer advances	5,312	106,072
Retirement plan contributions	(1,983)	(2,298)
Income taxes	14,363	6

Net cash provided by operating activities	169,192	216,582

Cash flows from investing activities:
Purchases of property, plant and equipment	(45,967)	(46,593)
Purchases of available-for-sale marketable securities	(334,819)	(437,311)
Proceeds from sales of available-for-sale marketable securities	313,254	334,798
Proceeds from maturities of available-for-sale marketable securities	307,607	128,024
Proceeds from property insurance	—	5,051

Net cash provided by (used for) investing activities	240,075	(16,031)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	15,215	17,896
Repurchase of common stock	(94,328)	(56,783)
Dividend payments	(27,925)	(24,425)
Payments related to net settlement of employee stock compensation awards	(12,438)	(9,152)
Payments of contingent consideration	(1,050)	(11,697)

Net cash used for financing activities	(120,526)	(84,161)

Effects of exchange rate changes on cash and cash equivalents	1,724	—

Increase in cash and cash equivalents	290,465	116,390
Cash and cash equivalents at beginning of period	307,884	264,705

Cash and cash equivalents at end of period	$598,349	$381,095

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

ASU 2016-09 requires companies to adopt the amendment related to accounting for excess tax benefits or tax deficiencies on a prospective basis. For the three and six months ended July 2, 2017, Teradyne recognized a discrete tax benefit of $0.8 and $6.0 million, respectively, related to net excess tax benefit.

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

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On March 10, 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU provides guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component to be presented in the same line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost such as interest cost, amortization of prior service cost, and actuarial gains or losses, are required to be presented separately outside of income or loss from operations. The presentation of service cost should be applied retrospectively. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This guidance will impact the presentation of Teradyne’s consolidated financial statements. Current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, Teradyne will present interest cost, amortization of prior service cost, and actuarial gains or losses within other (income) expense, net.

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Teradyne is currently evaluating the impact of this ASU on its financial position, results of operations and statements of cash flows.

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

D. INVENTORIES

Inventories, net consisted of the following at July 2, 2017 and December 31, 2016:

	July 2, 2017	December 31, 2016
	(in thousands)
Raw material	$64,235	$58,530
Work-in-process	15,842	22,946
Finished Goods	73,568	54,482

	$153,645	$135,958

Inventory reserves for the periods ending July 2, 2017 and December 31, 2016 were $114.8 million and $116.0 million, respectively.

E. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Teradyne accounts for its investments in debt and equity securities in accordance with the provisions of ASC 320-10, “Investments—Debt and Equity Securities.” ASC 320-10 requires that certain debt and equity securities be classified into one of three categories: trading, available-for-sale or held-to-maturity securities. As of July 2, 2017, Teradyne’s investments in debt and equity securities were classified as available-for-sale and recorded at their fair market value.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three and six months ended July 2, 2017 and July 3, 2016. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Teradyne’s available-for-sale debt and equity securities are classified as Level 1 and Level 2. Acquisition-related contingent consideration is classified within Level 3. Teradyne determines the fair value of acquisition-related contingent consideration using a Monte Carlo simulation model. Assumptions utilized in the model include forecasted revenues, revenue volatility and discount rate. The vast majority of Level 2 securities are fixed income securities priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

Realized gains recorded in the three and six months ended July 2, 2017 were $0.2 million and $0.5 million, respectively. Realized losses recorded in the three and six months ended July 2, 2017 were $0.1 million and $0.2 million, respectively. Realized gains in the three and six months ended July 3, 2016 were $0.3 million and $0.4 million, respectively. Realized losses recorded in the three and six months ended July 3, 2016 were $0.2 million and $0.3 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense. Unrealized gains and losses are included in accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method.

During the three and six months ended July 2, 2017 and July 3, 2016, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 2, 2017 and December 31, 2016.

	July 2, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$295,337	$—	$—	$295,337
Cash equivalents	179,293	123,719	—	303,012
Available-for-sale securities:
U.S. Treasury securities	—	812,477	—	812,477
Commercial paper	—	73,275	—	73,275
Corporate debt securities	—	64,453	—	64,453
U.S. government agency securities	—	28,121	—	28,121
Certificates of deposit and time deposits	—	22,253	—	22,253
Equity and debt mutual funds	20,675	—	—	20,675
Non-U.S. government securities	—	585	—	585

Total	$495,305	$1,124,883	$—	$1,620,188
Derivative assets	—	23	—	23

Total	$495,305	$1,124,906	$—	$1,620,211

Liabilities
Contingent consideration	$—	$—	$39,415	$39,415
Derivative liabilities	—	304	—	304

Total	$—	$304	$39,415	$39,719

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$474,630	$123,719	$—	$598,349
Marketable securities	—	809,338	—	809,338
Long-term marketable securities	20,675	191,826	—	212,501
Prepayments	—	23	—	23

	$495,305	$1,124,906	$—	$1,620,211

Liabilities	.
Other current liabilities	$—	$304	$—	$304
Contingent consideration	—	—	22,432	22,432
Long-term contingent consideration	—	—	16,983	16,983

	$—	$304	$39,415	$39,719

	December 31, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$214,722	$—	$—	$214,722
Cash equivalents	37,458	55,704	—	93,162
Available for sale securities:
U.S. Treasury securities	—	900,038	—	900,038
Commercial paper	—	161,630	—	161,630
Corporate debt securities	—	100,153	—	100,153
Certificates of deposit and time deposits	—	82,133	—	82,133
U.S. government agency securities	—	42,014	—	42,014
Equity and debt mutual funds	18,171	—	—	18,171
Non-U.S. government securities	—	728	—	728

Total	$270,351	$1,342,400	$—	$1,612,751
Derivative assets	—	1	—	1

Total	$270,351	$1,342,401	$—	$1,612,752

Liabilities
Contingent consideration	$—	$—	$38,332	$38,332
Derivative liabilities	—	131	—	131

Total	$—	$131	$38,332	$38,463

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$252,180	$55,704	$—	$307,884
Marketable securities	—	871,024	—	871,024
Long-term marketable securities	18,171	415,672	—	433,843
Prepayments	—	1	—	1

	$270,351	$1,342,401	$—	$1,612,752

Liabilities
Other accrued liabilities	$—	$131	$—	$131
Contingent consideration	—	—	1,050	1,050
Long-term contingent consideration	—	—	37,282	37,282

	$—	$131	$38,332	$38,463

Changes in the fair value of Level 3 contingent consideration for the three and six months ended July 2, 2017 and July 3, 2016 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Balance at beginning of period	$37,916	$23,609	$38,332	$37,436
Payments (a)	—	—	(1,050)	(15,000)
Fair value adjustment (b)(c)	1,499	1,305	2,133	2,478

Balance at end of period	$39,415	$24,914	$39,415	$24,914

(a)	In the six months ended July 2, 2017, Teradyne paid $1.1 million of contingent consideration for the earn-out in connection with the acquisition of Avionics Interface Technology, LLC (“AIT”). In the six months ended July 3, 2016, based on Universal Robot’s calendar year 2015 EBITA results, Teradyne paid $15.0 million or 100% of the eligible EBITA contingent consideration amount in connection with the acquisition of Universal Robots.
(b)	In the three and six months ended July, 2, 2017, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $1.5 million and $2.1 million, respectively, primarily due to a decrease in the discount rate. In the three and six months ended July 3, 2016, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $0.8 million and $1.9 million, respectively, primarily due to a decrease in the discount rate.
(c)	In the three and six months ended July 3, 2016, the fair value of contingent consideration for the earn-out in connection with acquisition of AIT was increased by $0.6 million due to an increase in forecasted revenue.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	July 2, 2017 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$22,432	Monte Carlo Simulation	Revenue for the period July 1, 2015— December 31, 2017 volatility	12.8%
			Discount Rate	2.9%

	$16,983	Monte Carlo Simulation	Revenue for the period July 1, 2015— December 31, 2018 volatility	12.8%
			Discount Rate	2.9%

As of July 2, 2017, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. The maximum payment for each of the two Universal Robots revenue earn-outs is $25.0 million.

The carrying amounts and fair values of Teradyne’s financial instruments at July 2, 2017 and December 31, 2016 were as follows:

	July 2, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$598,349	$598,349	$307,884	$307,884
Marketable securities	1,021,839	1,021,839	1,304,867	1,304,867
Derivative assets	23	23	1	1
Liabilities
Contingent consideration	39,415	39,415	38,332	38,332
Derivative liabilities	304	304	131	131
Convertible debt (1)	359,245	526,976	352,669	486,754

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion features.

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following tables summarize the composition of available-for-sale marketable securities at July 2, 2017 and December 31, 2016:

	July 2, 2017
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$814,699	$69	$(2,291)	$812,477	$808,057
Commercial paper	73,291	—	(16)	73,275	65,401
Corporate debt securities	62,766	1,954	(267)	64,453	33,059
U.S. government agency securities	28,135	7	(21)	28,121	20,800
Certificates of deposit and time deposits	22,245	8	—	22,253	—
Equity and debt mutual funds	17,570	3,122	(17)	20,675	1,371
Non-U.S. government securities	578	7	—	585	—

	$1,019,284	$5,167	$(2,612)	$1,021,839	$928,688

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$810,544	$15	$(1,221)	$809,338	$770,963
Long-term marketable securities	208,740	5,152	(1,391)	212,501	157,725

	$1,019,284	$5,167	$(2,612)	$1,021,839	$928,688

	December 31, 2016
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$901,975	$97	$(2,034)	$900,038	$572,284
Commercial paper	161,672	24	(66)	161,630	84,034
Corporate debt securities	99,708	1,065	(620)	100,153	53,642
Certificates of deposit and time deposits	82,080	54	(1)	82,133	7,760
U.S. government agency securities	42,026	7	(19)	42,014	13,461
Equity and debt mutual funds	16,505	1,724	(58)	18,171	1,661
Non-U.S. government securities	745	6	(23)	728	137

	$1,304,711	$2,977	$(2,821)	$1,304,867	$732,979

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$871,321	$134	$(431)	$871,024	$423,128
Long-term marketable securities	433,390	2,843	(2,390)	433,843	309,851

	$1,304,711	$2,977	$(2,821)	$1,304,867	$732,979

As of July 2, 2017, the fair market value of investments with unrealized losses totaled $928.7 million. Of this value, $1.8 million had unrealized losses of $0.2 million for greater than one year and $926.9 million had unrealized losses of $2.4 million for less than one year.

As of December 31, 2016, the fair market value of investments with unrealized losses totaled $733.0 million. Of this value, $2.9 million had unrealized losses of $0.3 million for greater than one year and $730.1 million had unrealized losses of $2.5 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at July 2, 2017 and December 31, 2016 were temporary.

The contractual maturities of investments held at July 2, 2017 were as follows:

	July 2, 2017
	Cost	Fair Market Value
	(in thousands)
Due within one year	$810,544	$809,338
Due after 1 year through 5 years	139,051	138,811
Due after 5 years through 10 years	14,062	13,731
Due after 10 years	38,057	39,284

Total	$1,001,714	$1,001,164

Contractual maturities of investments held at July 2, 2017 exclude equity and debt mutual funds as they do not have contractual maturity dates.

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

The notional amount of foreign currency forward contracts at July 2, 2017 and December 31, 2016 was $94.1 million and $83.9 million, respectively. The fair value of the outstanding contracts was a loss of $0.3 million at July 2, 2017 and a loss of $0.1 million at December 31, 2016.

For the three and six months ended July 2, 2017, Teradyne recorded net realized gains related to foreign currency forward contracts hedging net monetary assets and liabilities of $1.6 million and $0.6 million, respectively.

For the three and six months ended July 3, 2016, Teradyne recorded net realized losses related to foreign currency forward contracts hedging net monetary positions of $6.9 million and $10.2 million, respectively.

Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments at July 2, 2017 and December 31, 2016:

	Balance Sheet Location	July 2, 2017	December 31, 2016
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts assets	Prepayments	$23	$1
Foreign exchange contracts liabilities	Other current liabilities	(304)	(131)

Total derivatives		$(281)	$(130)

The following table summarizes the effect of derivative instruments recognized in the statement of operations during the three and six months ended July 2, 2017 and July 3, 2016.

	Location of (Gains) Losses Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$(1,586)	$6,901	$(575)	$10,199

Total Derivatives		$(1,586)	$6,901	$(575)	$10,199

The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies. For the three and six months ended July 2, 2017, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.4 million and $0.9 million, respectively. For the three and six months ended July 3, 2016, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $6.9 million and $10.4 million, respectively.

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

Teradyne’s effective annual interest rate on the Notes is 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to interest expense over the seven year term of the Notes. As of July 2, 2017, unamortized debt issuance costs were $6.7 million.

The notes are classified as long-term debt in the consolidated balance sheets at July 2, 2017 and December 31, 2016. The below tables represent the key components of Teradyne’s convertible senior notes:

	July 2, 2017	December 31, 2016
	(in thousands)
Debt Principal	$460,000	$460,000
Unamortized discount	100,755	107,331

Net Carrying amount of convertible debt	$359,245	$352,669

	For the Three Months Ended July 2, 2017	For the Six Months Ended July 2, 2017

	(in thousands)
Contractual interest expense on the coupon	$1,438	$2,875
Amortization of the discount component and debt issue fees recognized as interest expense	3,308	6,576

Total interest expense on the convertible debt	$4,746	$9,451

As of July 2, 2017, the remaining unamortized discount was $100.8 million, which will be amortized over 6.5 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of July 2, 2017, the conversion rate was equal to the initial conversion price of approximately $31.84 per share and the if-converted value of the Notes was $433.9 million.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statements of operations. As of August 11, 2017, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of August 11, 2017, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

G. PREPAYMENTS

Prepayments consist of the following and are included in prepayments on the balance sheet:

	July 2, 2017	December 31, 2016
	(in thousands)
Contract manufacturer and supplier prepayments	$72,400	$77,017
Prepaid taxes	9,686	4,664
Prepaid maintenance and other services	7,952	7,676
Other prepayments	15,922	19,097

Total prepayments	$105,960	$108,454

H. DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 2, 2017	December 31, 2016
	(in thousands)
Extended warranty	$29,377	$28,200
Maintenance and training	57,544	46,803
Customer advances, undelivered elements and other	26,845	32,938

Total deferred revenue and customer advances	$113,766	$107,941

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

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Balance at beginning of period	$7,054	$7,496	$7,203	$6,925
Accruals for warranties issued during the period	5,294	4,888	8,315	8,378
Adjustments related to pre-existing warranties	7	(420)	(464)	(177)
Settlements made during the period	(3,262)	(3,180)	(5,961)	(6,342)

Balance at end of period	$9,093	$8,784	$9,093	$8,784

When Teradyne receives revenue for extended warranties beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The extended warranty balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Balance at beginning of period	$24,969	$29,427	$28,200	$30,024
Deferral of new extended warranty revenue	10,442	6,966	14,490	12,398
Recognition of extended warranty deferred revenue	(6,034)	(5,971)	(13,313)	(12,000)

Balance at end of period	$29,377	$30,422	$29,377	$30,422

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

During the six months ended July 2, 2017 and July 3, 2016, Teradyne granted 0.1 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $35.66 and $20.29, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 2, 2017	July 3, 2016
Risk-free interest rate	1.5%	1.0%
Teradyne volatility-historical	26.6%	27.0%
NYSE Composite Index volatility-historical	13.4%	13.1%
Dividend yield	1.0%	1.2%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for the 2017 and 2016 grant over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.28 per share for 2017 grants and $0.24 per share for 2016 grants, divided by Teradyne’s stock price on the grant date of $28.56 for the 2017 grant and $19.43 for the 2016 grant.

During the six months ended July 2, 2017, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $27.72.

During the six months ended July 2, 2017, Teradyne granted 0.8 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $27.98, 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $35.21, and

0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $7.13.

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

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 2, 2017	July 3, 2016
Expected life (years)	5.0	5.0
Risk-free interest rate	2.0%	1.4%
Volatility-historical	27.8%	32.9%
Dividend yield	1.0%	1.2%

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

K. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Changes in accumulated other comprehensive (loss) income, which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plan Prior Service Credit	Total
	(in thousands)
Six Months Ended July 2, 2017
Balance at December 31, 2016, net of tax of $0, $209, $(778)	$(21,921)	$(60)	$1,767	$(20,214)
Other comprehensive income before reclassifications, net of tax of $0, $1,185, $0	24,944	1,498	—	26,442
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(106), $(77)	—	(177)	(136)	(313)

Net current period other comprehensive income (loss), net of tax of $0, $1,079 $(77)	24,944	1,321	(136)	26,129

Balance at July 2, 2017, net of tax of $0, $1,288, $(855)	$3,023	$1,261	$1,631	$5,915

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plan Prior Service Credit	Total
	(in thousands)
Six Months Ended July 3, 2016
Balance at December 31, 2015, net of tax of $0, $(459), $(622)	$(8,759)	$(1,414)	$2,029	$(8,144)
Other comprehensive income before reclassifications, net of tax of $0, $2,354, $34	5,229	5,446	59	10,734
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $(2), $(93)	—	(134)	(163)	(297)

Net current period other comprehensive income (loss), net of tax of $0, $2,352, $(59)	5,229	5,312	(104)	10,437

Balance as July 3, 2016, net of tax of $0, $1,893, $(681)	$(3,530)	$3,898	$1,925	$2,293

Reclassifications out of accumulated other comprehensive (loss) income to the statement of operations for the three and six months ended July 2, 2017 and July 3, 2016 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $42, $13, $106, $2	$83	$51	$177	$134	Interest income
Defined benefit pension and postretirement plan:
Amortization of prior service benefit, net of tax of $38, $47, $77, $93	68	83	136	163	(a)

Total reclassifications, net of tax of $80, $60, $183, $95	$151	$134	$313	$297	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note O: “Retirement Plans.”

L. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

In the second quarter of 2016, the Wireless Test reporting unit (which is Teradyne’s Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from Teradyne’s largest Wireless Test segment customer (who had previously contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. Teradyne considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test.

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

Teradyne allocated the fair value of the Wireless Test reporting unit to all of its assets and liabilities (including unrecognized intangible assets). The net book value of raw materials inventory was estimated as an approximation of current replacement costs. The fair value of finished goods inventory was estimated at the present value of selling price less direct selling costs and profit on the selling effort. The selling price used in the inventory fair values was based upon the product gross margins included in Teradyne’s forecast. The fair value of the deferred revenue liability was estimated by assessing the costs required to service the obligation plus a reasonable profit margin. The fair value for personal property assets, which consisted of furniture and fixtures, machinery and equipment, computer equipment, software and leasehold improvements, was estimated using the replacement cost approach, which approximated carrying value. The fair value of intangible assets was estimated using the income approach and, in particular, developed technology and trademarks/trade names were valued using the relief-from-royalty method and customer relationships and customer backlog were valued using the discounted cash flow method. Royalty rates were estimated using rates applicable to wireless testing equipment and other similar technologies. Based upon this allocation, Teradyne determined that goodwill was valued at $8.0 million and recorded an impairment loss of $254.9 million in the second quarter of 2016.

The changes in the carrying amount of goodwill by reportable segments for the six months ended July 2, 2017, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2016
Goodwill	$204,851	$158,699	$361,819	$260,540	$985,909
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	204,851	10,516	7,976	—	223,343
Foreign currency translation adjustment	18,872	—	—	—	18,872

Balance at July 2, 2017
Goodwill	223,723	158,699	361,819	260,540	1,004,781
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$223,723	$10,516	$7,976	$—	$242,215

Acquired Intangible Assets

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

Amortizable acquired intangible assets consist of the following and are included in acquired intangible assets, net on the balance sheet:

	July 2, 2017

	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,877	$(215,973)	$(524)	$54,380
Customer relationships	92,741	(81,294)	(55)	11,392
Tradenames and trademarks	50,100	(25,233)	(136)	24,731
Non-compete agreement	320	(220)	—	100
Customer backlog	170	(170)	—	—

Total acquired intangible assets	$414,208	$(322,890)	$(715)	$90,603

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Cumulative Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,877	$(206,376)	$(5,093)	$59,408
Customer relationships	92,741	(76,707)	(538)	15,496
Tradenames and trademarks	50,100	(23,435)	(1,308)	25,357
Non-compete agreement	320	(180)	—	140
Customer backlog	170	(170)	—	—

Total acquired intangible assets	$414,208	$(306,868)	$(6,939)	$100,401

Aggregate acquired intangible asset amortization expense was $8.2 million and $16.1 million, respectively, for the three and six months ended July 2, 2017 and $16.2 million and $36.2 million, respectively, for the three and six months ended July 3, 2016.

Estimated acquired intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2017 (remainder)	14,353
2018	28,527
2019	24,604
2020	10,800
2021	3,621
Thereafter	8,698

M. NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands, except per share amounts)
Net income (loss) for basic and diluted net income (loss) per common share	$174,976	$(223,546)	$260,197	$(173,560)

Weighted average common shares-basic	198,774	203,018	199,390	203,645
Effect of dilutive potential common shares:
Restricted stock units	1,622	—	1,576	—
Incremental shares from assumed conversion of convertible note (1)	752	—	376	—
Stock options	318	—	354	—
Employee stock purchase plan	63	—	36	—

Dilutive potential common shares	2,755	—	2,342	—

Weighted average common shares-diluted	201,529	203,018	201,732	203,645

Net income (loss) per common share-basic	$0.88	$(1.10)	$1.30	$(0.85)

Net income (loss) per common share-diluted	$0.87	$(1.10)	$1.29	$(0.85)

(1)	Incremental shares from assumed conversion of the convertible notes for the three and six months ended July 2, 2017 are calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.84, multiplied by the 14.4 million shares that would be issued upon conversion. The result of this calculation, representing the total intrinsic value of the convertible debt, is divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended July 2, 2017 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three and six months ended July 3, 2016 excludes the effect of the potential exercise of all outstanding stock options and restricted stock units because Teradyne had a net loss and inclusion would be anti-dilutive.

N. RESTRUCTURING AND OTHER

During the three months ended July 2, 2017, Teradyne recorded $1.5 million for the increase in the fair value of the Universal Robots contingent consideration liability and $0.8 million for employee severance charges.

During the six months ended July 2, 2017, Teradyne recorded $2.1 million for the increase in the fair value of the Universal Robots contingent consideration liability, $1.4 million for employee severance charges, primarily in Corporate and Industrial Automation, and $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA. The Sunnyvale, CA lease expires in 2020. The accrual for the future lease payments liability is reflected in other accrued liabilities and is expected to be paid over the term of the lease.

During the three months ended July 3, 2016, Teradyne recorded $1.3 million for employee severance charges related to headcount reductions of 62 people, of which 47 people were in Wireless Test and 15 people were in Semiconductor Test, and $1.3 million of other charges for the increase in the fair value of contingent consideration liability, of which $0.8 million was related to Universal Robots and $0.6 million was related to AIT.

During the three and six months ended July 3, 2016, Teradyne recorded $4.2 million for an impairment charge of fixed assets and $0.9 million for expenses related to an earthquake in Kumamoto, Japan. The $5.1 million of total charges were offset by $5.1 million of property insurance recovery related to the Japan earthquake.

During the six months ended July 3, 2016, Teradyne recorded $2.5 million for the increase in the fair value of contingent consideration liability, of which $1.9 million was related to Universal Robots and $0.6 million was related to AIT, and $1.7 million for employee severance charges related to headcount reductions of 74 people, of which 47 people were in Wireless Test and 27 people were in Semiconductor Test.

O. RETIREMENT PLANS

ASC 715, “Compensation—Retirement Benefits” requires an employer with defined benefit plan or other postretirement benefit plan to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plan. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation.

Defined Benefit Pension Plan

Teradyne has defined benefit pension plan covering a portion of domestic employees and employees of certain non-U.S. subsidiaries. Benefits under this plan are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to this plan in accordance with local laws and to the extent that such contributions are tax deductible. The assets of this plan consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive defined benefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (“IRC”), as well as unfunded qualified foreign plan.

In the six months ended July 2, 2017, Teradyne contributed $1.3 million to the U.S. supplemental executive defined benefit pension plan and $0.4 million to certain qualified plans for non-U.S. subsidiaries.

For the three and six months ended July 2, 2017 and July 3, 2016, Teradyne’s net periodic pension (income) cost was comprised of the following:

	For the Three Months Ended
	July 2, 2017		July 3, 2016
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$560	$206	$575	$199
Interest cost	3,264	179	3,401	199
Expected return on plan assets	(3,004)	(6)	(3,472)	(5)
Amortization of prior service cost	18	—	24	—
Net actuarial (gain) loss	(2,732)	243	(654)	—

Total net periodic pension (income) cost	$(1,894)	$622	$(126)	$393

	For the Six Months Ended
	July 2, 2017		July 3, 2016
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,120	$392	$1,151	$406
Interest cost	6,576	342	6,815	405
Expected return on plan assets	(6,004)	(12)	(6,915)	(11)
Amortization of prior service cost	35	—	48	—
Net actuarial (gain) loss	(2,732)	243	(1,848)	—
Settlement	—	—	—	(238)

Total net periodic pension (income) cost	$(1,005)	$965	$(749)	$562

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

For the three and six months ended July 2, 2017 and July 3, 2016, Teradyne’s net periodic postretirement income was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Service cost	$7	$9	$17	$19
Interest cost	50	53	100	109
Amortization of prior service benefit	(124)	(154)	(248)	(304)
Actuarial gain	(15)	(15)	(15)	(15)

Total net periodic post-retirement benefit	$(82)	$(107)	$(146)	$(191)

P. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of July 2, 2017, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $218.3 million, of which $206.1 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

Q. INCOME TAXES

The effective tax rate for the three months ended July 2, 2017 and July 3, 2016 was 15.4% and 3.2%, respectively. The effective tax rate for the six months ended July 2, 2017 and July 3, 2016 was 12.9% and 0.0%, respectively.

The increase in the effective tax rate from the three and six months ended July 3, 2016 to the three and six months ended July 2, 2017 is primarily attributable to the effect of a U.S. non-deductible goodwill impairment charge, a shift in the geographic distribution of income which increased income subject to taxation in the U.S. relative to lower tax rate jurisdictions, decreases in the discrete benefits from tax reserve releases and non-taxable foreign exchange gains and an increase in the discrete benefit from stock-based compensation.

The effective tax rates for the three and six months ended July 2, 2017 differed from the expected federal statutory rate of 35% primarily because of the favorable effect of statutory rates applicable to income earned outside the U.S. The tax rates for the three and six months ended July 2, 2017 were also reduced by the benefit from U.S. research and development tax credits, partially offset by additions to the uncertain tax positions for transfer pricing, both of which are included in the projected annual effective tax rate.

Discrete tax items recorded in the three and six months ended July 2, 2017 amounted to expense of $0.5 million and benefit of $6.5 million, respectively. The $0.5 million of discrete tax expense recorded in the three months ended July 2, 2017 was primarily composed of $1.0 million of expense related to actuarial gains, $0.7 million of expense from non-taxable foreign exchange loss and $1.0 million of benefit from stock based compensation. The $6.5 million of discrete tax benefit recorded in the six months ended July 2, 2017 was primarily composed of $6.5 million of benefit from stock-based compensation, $1.0 million of expense related to actuarial gains, $0.7 million of benefit related to U.S. research and development tax credits and $0.3 million of expense from non-taxable foreign exchange loss.

The effective tax rates for the three and six months ended July 3, 2016 differed from the expected federal statutory rate of 35% as a result of a non-deductible goodwill impairment charge, which reduced the benefit of the U.S. loss before income taxes, and increases in uncertain tax positions for transfer pricing, offset by the effect of lower statutory rates applicable to income earned outside the U.S. and the benefit of U.S. research and development tax credits, all of which were included in the projected annual effective tax rate.

Discrete tax benefits recorded in the three and six months ended July 3, 2016 amounted to $4.4 million and $6.9 million, respectively. The $4.4 million of discrete tax benefits recorded in the three months ended July 3, 2016 was primarily composed of $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit and $2.2 million from non-taxable foreign exchange gains net of $0.4 million of expense from other discrete tax items. The $6.9 million of discrete tax benefits recorded in the six months ended July 3, 2016 was primarily composed of $3.4 million from non-taxable foreign exchange gains, $2.6 million of tax reserve releases resulting from the settlement of a U.S. tax audit, and $0.9 million related to marketable securities.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of July 2, 2017, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheets. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of July 2, 2017 and December 31, 2016, Teradyne had $42.5 million and $39.0 million, respectively, of reserves for uncertain tax positions. The $3.5 million net increase in reserves for uncertain tax positions is primarily composed of additions related to transfer pricing exposures and tax credits.

As of July 2, 2017, Teradyne estimates that it is reasonably possible that the balance of uncertain tax positions may decrease approximately $0.8 million in the next twelve months as a result of a lapse of statutes of limitation. The estimated decrease is comprised primarily of reserves relating to tax credits.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 2, 2017 and December 31, 2016, $0.4 million and $0.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended July 2, 2017, benefit of $0.1 million was recorded for interest and penalties related to income tax items. For the six months ended July 3, 2016, an expense of $0.3 million was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 2, 2017 was $15.1 million, or $0.07 per diluted share. The tax savings due to the tax holiday for the six months ended July 3, 2016 was $30.7 million, or $0.15 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

R. SEGMENT INFORMATION

Teradyne has four operating segments (Semiconductor Test, Industrial Automation, System Test and Wireless Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robots. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2016.

Segment information for the three and six months ended July 2, 2017 and July 3, 2016 is as follows:

	Semiconductor Test	Industrial Automation	System Test	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended July 2, 2017
Revenues	$593,152	$39,337	$36,732	$27,680	$—	$696,901
Income (loss) before income taxes (1)(2)	211,278	(1,081)	(5,692)	4,514	(2,142)	206,877
Total assets (3)	766,395	349,023	108,083	62,900	1,743,824	3,030,225
Three Months Ended July 3, 2016
Revenues	$435,323	$25,102	$48,940	$22,427	$—	$531,792
Income (loss) before income taxes (1)(2)	121,163	(4,501)	8,992	(356,505)	34	(230,817)
Total assets (3)	731,394	346,290	91,374	61,618	1,177,182	2,407,858
Six Months Ended July 2, 2017
Revenues	$948,679	$75,610	$76,578	$52,947	$—	$1,153,814
Income (loss) before income taxes (1)(2)	309,244	(3,652)	(8,451)	6,046	(4,294)	298,893
Total assets (3)	766,395	349,023	108,083	62,900	1,743,824	3,030,225
Six Months Ended July 3, 2016
Revenues	$775,588	$41,848	$102,610	$42,741	$—	$962,787
Income (loss) before income taxes (1)(2)	194,417	(11,669)	18,484	(376,645)	1,788	(173,625)
Total assets (3)	731,394	346,290	91,374	61,618	1,177,182	2,407,858

(1)	Interest income, interest expense, contingent consideration adjustments, pension and postretirement plan actuarial gains and other income (expense) are included in Corporate and Eliminations.
(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges, goodwill impairment charges and acquired intangible assets impairment charge.
(3)	Total business assets are attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Cost of revenues—inventory charge	$1,624	$2,234	$2,943	$5,919
Restructuring and other—employee severance	132	337	(133)	751

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Restructuring and other—employee severance	321	—	945	—

Included in the System Test segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Cost of revenues—inventory charge	$473	$237	$1,358	$320

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Cost of revenues—inventory charge	$472	$5,271	$994	$5,876
Restructuring and other—lease impairment	—	—	1,313	—
Goodwill impairment	—	254,946	—	254,946
Acquired intangible assets impairment	—	83,339	—	83,339
Restructuring and other—employee severance	—	967	—	967

Included in Corporate and Eliminations are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(in thousands)
Restructuring and other—Universal Robots contingent consideration adjustment	$1,499	$755	$2,133	$1,928
Restructuring and other—employee severance	325	—	530	—
Restructuring and other—impairment of fixed assets and expenses related to Japan earthquake	—	5,051	—	5,051
Restructuring and other—property insurance recovery and proceeds	—	(5,051)	—	(5,051)
Restructuring and other—AIT contingent consideration adjustment	—	550	—	550

S. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. Teradyne intends to repurchase at least $200 million in 2017. During the six months ended July 2, 2017, Teradyne repurchased 3.0 million shares of common stock at an average price of $31.77 per share, for a total price of $94.3 million.

During the six months ended July 3, 2016, Teradyne repurchased 2.9 million shares of common stock at an average price per share of $19.29, for a total price of $56.8 million.

The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2017 and May 2017, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.07 per share. Dividend payments for the three and six months ended July 2, 2017 were $13.9 million and $27.9 million, respectively.

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

We have a customer base which includes integrated device manufacturers (“IDMs”), outsourced semiconductor assembly and test providers (“OSATs”), original equipment manufacturers (“OEMs”), wafer foundries, fabless companies that design, but contract with others for the manufacture of integrated circuits (“ICs”), developers of wireless devices and consumer electronics, manufacturers of circuit boards, automotive suppliers, wireless product manufacturers, storage device manufacturers, aerospace and military contractors, and distributors that sell collaborative robots.

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

We believe our recent acquisition has enhanced our opportunities for growth. We intend to continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.

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

In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who had previously contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $254.9 million, with approximately $8.0 million of goodwill remaining, and $83.3 million for the impairment of acquired intangible assets with approximately $4.3 million of acquired intangible assets remaining.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended July 2, 2017 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Percentage of revenues:
Revenues:
Products	88%	86%	85%	85%
Services	12	14	15	15

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	38	41	37	40
Cost of services	6	6	7	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	44	47	43	47

Gross profit	56	53	57	53
Operating expenses:
Engineering and development	12	14	14	16
Selling and administrative	13	15	15	17
Acquired intangible assets amortization	1	3	1	4
Restructuring and other	—	—	—	—
Goodwill impairment	—	48	—	26
Acquired intangible assets impairment	—	16	—	9

Total operating expenses	26	97	31	72

Income (loss) from operations	30	(44)	26	(18)
Non-operating (income) expense:
Interest income	—	—	(1)	—
Interest expense	1	—	1	—
Other (income) expense, net	—	—	—	—

Income (loss) before income taxes	30	(43)	26	(18)
Income tax provision (benefit)	5	(1)	3	—

Net income (loss)	25%	(42)%	23%	(18)%

Results of Operations

Second Quarter 2017 Compared to Second Quarter 2016

Book to Bill Ratio

Book to bill ratio is calculated as net bookings divided by net sales. Book to bill ratio by reportable segment was as follows:

	For the Three Months Ended
	July 2, 2017	July 3, 2016
Semiconductor Test	0.6	0.9
System Test	0.8	0.6
Industrial Automation	0.8	1.0
Wireless Test	1.1	1.0
Total Company	0.7	0.9

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended
	July 2, 2017	July 3, 2016	Dollar Change
	(in millions)
Semiconductor Test	$593.2	$435.3	$157.9
Industrial Automation	39.3	25.1	14.2
System Test	36.7	48.9	(12.2)
Wireless Test	27.7	22.4	5.3

	$696.9	$531.7	$165.2

The increase in Semiconductor Test revenues of $157.9 million, or 36.3%, was driven primarily by increased sales in the applications processors, image sensor, flash memory, microcontroller, power management, and automotive safety test segments. The increase in Industrial Automation revenues of $14.2 million, or 56.6%, was due to higher demand for collaborative robots. The decrease in System Test revenues of $12.2 million, or 24.9%, was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The increase in Wireless Test revenues of $5.3 million, or 23.7%, was primarily due to higher demand for connectivity test systems and increased service revenue.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 2, 2017	July 3, 2016
Taiwan	51%	48%
United States	9	11
China	8	8
Europe	6	5
Malaysia	5	6
Korea	5	6
Singapore	5	5
Japan	5	4
Philippines	5	4
Thailand	1	1
Rest of World	—	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	July 2, 2017	July 3, 2016
	(in millions)
Gross profit	$391.2	$282.9	$108.3
Percent of Total Revenues	56.1%	53.2%	2.9

Gross profit as a percent of revenue increased by 2.9 points, as a result of a 1.9 point increase related to favorable product mix in Semiconductor Test and 1.6 points due to higher sales primarily in Semiconductor Test and Industrial Automation.

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

During the three months ended July 2, 2017, we recorded an inventory provision of $2.6 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $2.6 million of total excess and obsolete provisions, $1.6 million was related to Semiconductor Test, $0.5 million was related to System Test, and $0.5 million was related to Wireless Test.

During the three months ended July 3, 2016, we recorded an inventory provision of $7.7 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $7.7 million of total excess and obsolete provisions, $5.3 million was related to Wireless Test, $2.2 million was related to Semiconductor Test, and $0.2 million was related to System Test.

During the three months ended July 2, 2017 and July 3, 2016, we scrapped $1.1 million and $1.5 million of inventory, respectively. During the three months ended July 2, 2017 and July 3, 2016, we sold $2.1 million and $5.1 million of previously written-down or written-off inventory, respectively. As of July 2, 2017, we had inventory related reserves for inventory which had been written-down or written-off totaling $114.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Engineering and development	$81.7	$76.1	$5.6
Percent of Total Revenues	11.7%	14.3%

The increase of $5.6 million in engineering and development expenses was primarily due to higher variable compensation and additional spending in System Test, partially offset by lower spending in Wireless Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Selling and administrative	$89.1	$81.4	$7.7
Percent of Total Revenues	12.8%	15.3%

The increase of $7.7 million in selling and administrative expenses was due primarily to higher variable compensation and higher spending in Industrial Automation, partially offset by lower spending in Wireless Test.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Acquired intangible assets amortization	$8.2	$16.2	$(8.0)
Percent of Total Revenues	1.2%	3.1%

Acquired intangible assets amortization expense decreased primarily in the Wireless Test segment due to the impairment of acquired intangible assets in the second quarter of 2016.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31, or on an interim basis between annual tests when events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who had previously contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $254.9 million in the second quarter of 2016.

Acquired Intangible Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the carrying value of the assets. If undiscounted cash flows for the asset are less than the carrying amount, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. As a result of the analysis, we recorded an $83.3 million impairment charge in the second quarter of 2016.

Restructuring and Other

During the three months ended July 2, 2017, we recorded $1.5 million for the increase in the fair value of the Universal Robots contingent consideration liability and $0.8 million for employee severance charges.

During the three months ended July 3, 2016, we recorded $1.3 million for employee severance charges related to headcount reductions of 62 people, of which 47 people were in Wireless Test and 15 people were in Semiconductor Test, and $1.3 million for the increase in the fair value of contingent consideration liability, of which $0.8 million was related to Universal Robots and $0.6 million was related to AIT.

During the three months ended July 3, 2016, we recorded $4.2 million for an impairment charge of fixed assets and $0.9 million for expenses related to an earthquake in Kumamoto, Japan. The $5.1 million of total charges were offset by $5.1 million of property insurance recovery related to the Japan earthquake.

Interest and Other

	For the Three Months Ended
	July 2, 2017	July 3, 2016	Dollar Change
	(in millions)
Interest income	$(3.3)	$(1.7)	$(1.6)
Interest expense	5.5	0.7	4.8
Other (income) expense, net	0.8	—	0.8

Interest income increased by $1.6 million due primarily to higher cash and marketable securities balances and higher interest rates in the second quarter of 2017. Interest expense increased by $4.8 million due primarily to interest expense related to our convertible senior notes. Other (income) expense, net in the second quarter of 2017 included net foreign exchange loss.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	July 2, 2017	July 3, 2016	Dollar Change
	(in millions)
Semiconductor Test	$211.3	$121.2	$90.1
Wireless Test	4.5	(356.5)	361.0
Industrial Automation	(1.1)	(4.5)	3.4
System Test	(5.7)	9.0	(14.7)
Corporate (1)	(2.1)	—	(2.1)

	$206.9	$(230.8)	$437.6

(1)	Included in Corporate are: contingent consideration adjustments, pension actuarial gains, impairment of fixed assets and expenses related to the Japan earthquake, property insurance recovery and proceeds, other income (expense), interest income and interest expense.

The increase in income before income taxes in Semiconductor Test was driven primarily by increased sales and higher gross margin due to favorable product mix. The increase in income before income taxes in Wireless Test was primarily due to goodwill and intangible assets impairment charges included in the second quarter of 2016 and lower intangible assets amortization, lower operating expenses and higher demand for connectivity test systems in the second quarter of 2017. The increase in income before income taxes in Industrial Automation was due to higher demand for collaborative robots. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage and increased spending for new product development.

Income Taxes

The effective tax rate for the three months ended July 2, 2017 and July 3, 2016 was 15.4% and 3.2%, respectively.

The increase in the effective tax rate is primarily attributable to the effect of a U.S. non-deductible goodwill impairment charge, a shift in the geographic distribution of income which increased income subject to taxation in the U.S. relative to lower tax rate jurisdictions, decreases in the discrete benefits from tax reserve releases and non-taxable foreign exchange gains and an increase in the discrete benefit from stock based compensation.

Six Months 2017 Compared to Six Months 2016

Revenues

Revenues by our four reportable segments were as follows:

	For the Six Months Ended
	July 2, 2017	July 3, 2016	Dollar Change
	(in millions)
Semiconductor Test	$948.7	$775.6	$173.1
System Test	76.6	102.6	(26.0)
Industrial Automation	75.6	41.8	33.8
Wireless Test	52.9	42.7	10.2

	$1,153.8	$962.7	$191.1

The increase in Semiconductor Test revenues of $173.1 million, or 22.3%, was driven primarily by increased sales in the microcontroller, power management, automotive safety and flash memory test segments. The decrease in System Test revenues of $26.0 million, or 25.3%, was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage. The increase in Industrial Automation revenues of $33.8 million, or 80.9%, was due to higher demand for collaborative robots. The increase in Wireless Test revenues of $10.2 million, or 23.9%, was primarily due to higher demand for connectivity test systems and increased service revenue.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	July 2, 2017	July 3, 2016
Taiwan	41%	45%
United States	10	11
China	9	9
Japan	8	7
Europe	7	6
Malaysia	7	5
Korea	6	6
Singapore	5	4
Philippines	5	3
Thailand	1	2
Rest of World	1	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Six Months Ended		Dollar/ Point Change
	July 2, 2017	July 3, 2016
	(in millions)
Gross profit	$656.2	$513.2	$143.0
Percent of Total Revenues	56.9%	53.3%	3.6

Gross profit as a percent of revenue increased by 3.6 points, as a result of a 2.4 point increase related to favorable product mix in Semiconductor Test and 1.2 points due to higher sales primarily in Semiconductor Test and Industrial Automation.

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

During the six months ended July 2, 2017, we recorded an inventory provision of $5.3 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $5.3 million of total excess and obsolete provisions, $2.9 million was related to Semiconductor Test, $1.4 million was related to System Test, and $1.0 million was related to Wireless Test.

During the six months ended July 3, 2016, we recorded an inventory provision of $12.1 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $12.1 million of total excess and obsolete provisions, $5.9 million was related to Semiconductor Test, $5.9 million was related to Wireless Test, and $0.3 million was related to System Test.

During the six months ended July 2, 2017 and July 3, 2016, we scrapped $2.9 million and $2.2 million of inventory, respectively. During the six months ended July 2, 2017 and July 3, 2016, we sold $3.3 million and $6.3 million of previously written-down or written-off inventory, respectively. As of July 2, 2017, we had inventory related reserves for inventory which had been written-down or written-off totaling $114.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Engineering and Development

Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Engineering and development	$157.9	$149.6	$8.3
Percent of Total Revenues	13.7%	15.5%

The increase of $8.3 million in engineering and development expenses was primarily due to higher variable compensation and additional spending in System Test and Industrial Automation, partially offset by lower spending in Wireless Test.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Selling and administrative	$174.0	$160.6	$13.4
Percent of Total Revenues	15.1%	16.7%

The increase of $13.4 million in selling and administrative expenses was due primarily to higher variable compensation and higher spending in Industrial Automation, partially offset by lower spending in Wireless Test.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Six Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Acquired intangible assets amortization	$16.1	$36.2	$(20.1)
Percent of Total Revenues	1.4%	3.8%

Acquired intangible assets amortization expense decreased primarily in the Wireless Test segment due to the impairment of acquired intangible assets in the second quarter of 2016.

Goodwill Impairment

We assess goodwill for impairment at least annually, in the fourth quarter, as of December 31, or on an interim basis between annual tests when events or circumstances indicate that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. In the second quarter of 2016, the Wireless Test reporting unit (which is our Wireless Test operating and reportable segment) reduced headcount by 11% as a result of a sharp decline in projected demand attributable to an estimated smaller future wireless test market. The decrease in projected demand was due to lower forecasted buying from our largest Wireless Test segment customer (who had previously contributed between 51% and 73% of annual Wireless Test sales since the LitePoint acquisition in 2011) as a result of the customer’s numerous operational efficiencies; slower smartphone growth rates; and a slowdown of new wireless technology adoption. We considered the headcount reduction and sharp decline in projected demand to be a triggering event for an interim goodwill impairment test. Following the interim goodwill impairment test, we recorded a goodwill impairment charge of $254.9 million in the second quarter of 2016.

Acquired Intangible Assets Impairment

We review long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. As a result of the Wireless Test segment goodwill impairment review in the second quarter of 2016, we performed an impairment test of the Wireless Test segment’s intangible and long-lived assets based on a comparison of the estimated undiscounted cash flows to the recorded value of the assets. If undiscounted cash flows for the asset are less than the carrying amount, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The cash flow estimates used to determine the impairment contain management’s best estimates using appropriate assumptions and projections at that time. As a result of the analysis, we recorded an $83.3 million impairment charge in the second quarter of 2016.

Restructuring and Other

During the six months ended July 2, 2017, we recorded $2.1 million for the increase in the fair value of the Universal Robots contingent consideration liability, $1.4 million for employee severance charges, primarily in Corporate and Industrial Automation, and $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA. The Sunnyvale, CA lease expires in 2020. The accrual for the future lease payments liability is reflected in other accrued liabilities and is expected to be paid over the term of the lease.

During the six months ended July 3, 2016, we recorded $4.2 million for an impairment charge of fixed assets and $0.9 million for expenses related to an earthquake in Kumamoto, Japan. The $5.1 million of total charges were offset by $5.1 million of property insurance recovery related to the Japan earthquake.

During the six months ended July 3, 2016, we recorded $2.5 million for the increase in the fair value of contingent consideration liability, of which $1.9 million was related to Universal Robots and $0.6 million was related to AIT, and $1.7 million for employee severance charges related to headcount reductions of 74 people, of which 47 people were in Wireless Test and 27 people were in Semiconductor Test.

Interest and Other

	For the Six Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Interest income	$(6.8)	$(3.3)	$(3.5)
Interest expense	10.9	1.4	9.5
Other (income) expense, net	0.3	(0.2)	0.5

Interest income increased by $3.5 million due primarily to higher cash and marketable securities balances and higher interest rates in 2017. Interest expense increased by $9.5 million due primarily to interest expense related to our convertible senior notes. Other (income) expense, net included net foreign exchange gains and losses.

Income (Loss) Before Income Taxes

	For the Six Months Ended		Dollar Change
	July 2, 2017	July 3, 2016
	(in millions)
Semiconductor Test	$309.2	$194.4	$114.8
Wireless Test	6.0	(376.6)	382.6
Industrial Automation	(3.7)	(11.7)	8.0
System Test	(8.5)	18.5	(27.0)
Corporate (1)	(4.3)	1.8	(6.1)

	$298.9	$(173.6)	$472.5

(1)	Included in Corporate are: contingent consideration adjustments, pension actuarial gains, impairment of fixed assets and expenses related to the Japan earthquake, property insurance recovery and proceeds, other income (expense), interest income and interest expense.

The increase in income before income taxes in Semiconductor Test was driven primarily by increased sales and higher gross margin due to favorable product mix. The increase in income before income taxes in Wireless Test was primarily due to goodwill and intangible assets impairment charges in 2016 and lower intangible assets amortization, lower operating expenses and higher demand for connectivity test systems in 2017. The increase in income before income taxes in Industrial Automation was due to higher demand for collaborative robots. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of 3.5” hard disk drive testers for cloud storage and increased spending for new product development.

Income Taxes

The effective tax rate for the six months ended July 2, 2017 and July 3, 2016 was 12.9% and 0.0%, respectively.

The increase in the effective tax rate is primarily attributable to the effect of a U.S. non-deductible goodwill impairment charge, a shift in the geographic distribution of income which increased income subject to taxation in the U.S. relative to lower tax rate jurisdictions, decreases in the discrete benefits from tax reserve releases and non-taxable foreign exchange gains and an increase in the discrete benefit from stock-based compensation.

Contractual Obligations

The following table reflects our contractual obligations as of July 2, 2017:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Convertible debt	$460,000	$—	$—	$—	$460,000	$—
Purchase obligations	218,279	206,071	12,208	—	—	—
Retirement plan contributions	115,693	6,378	7,972	10,246	91,097	—
Operating lease obligations	66,597	17,298	27,589	14,556	7,154	—
Interest on long-term debt	37,375	5,750	11,500	11,500	8,625	—
Fair value of contingent consideration	39,415	22,432	16,983	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (1)	54,454	—	32,679	—	—	21,775

Total	$991,813	$257,929	$108,931	$36,302	$566,876	$21,775

(1)	Included in other long-term liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances increased by $7.4 million in the six months ended July 2, 2017 to $1,620 million.

In the six months ended July 2, 2017, changes in operating assets and liabilities used cash of $165.7 million. This was due to a $217.9 million increase in operating assets partially offset by a $52.2 million increase in operating liabilities.

The increase in operating assets was primarily due to a $214.2 million increase in accounts receivable due to the delivery profile of second quarter shipments and an $8.1 million increase in inventories, partially offset by a $4.4 million decrease in prepayments and other assets.

The increase in operating liabilities was due to a $21.1 million increase in other accrued liabilities, a $14.4 million increase in income taxes, an $11.9 million increase in accrued employee compensation due primarily to variable compensation, a $5.3 million increase in deferred revenue and customer advance payments, and a $1.6 million increase in accounts payable, partially offset by $2.0 million of retirement plan contributions.

Investing activities during the six months ended July 2, 2017 provided cash of $240.1 million, due to $313.3 million and $307.6 million in proceeds from maturities and sales of marketable securities, respectively, partially offset by $334.8 used for purchases of marketable securities and $46.0 million used for purchases of property, plant and equipment.

Financing activities during the six months ended July 2, 2017 used cash of $120.5 million, due to $94.3 million used for the repurchase of 3.0 million shares of common stock at an average price of $31.77 per share, $27.9 million used for dividend payments, $12.4 million used for payment related to net settlement of employee stock compensation awards and $1.1 million used for a payment related to AIT acquisition contingent consideration, partially offset by $15.2 million from the issuance of common stock under employee stock purchase and stock option plans.

In the six months ended July 3, 2016, changes in operating assets and liabilities used cash of $23.9 million. This was due to a $121.7 million increase in operating assets partially offset by a $97.7 million increase in operating liabilities.

The increase in operating assets was due to a $138.2 million increase in accounts receivable due to higher sales and a $13.7 million increase in prepayments and other assets, partially offset by a $30.2 million decrease in inventories. The increase in operating liabilities was due to a $106.1 million increase in customer advance payments and deferred revenue, an $11.6 million increase in accounts payable, and a $7.2 million increase in other accrued liabilities, partially offset by a $24.8 million decrease in accrued employee compensation due primarily to variable compensation and employee stock compensation awards payroll tax payments and $2.3 million of retirement plan contributions.

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

Financing activities during the six months ended July 3, 2016 used cash of $84.2 million, due to $56.8 million used for the repurchase of 2.9 million shares of common stock at an average price of $19.29 per share, $24.4 million used for dividend payments, $11.7 million used for a payment related to the Universal Robots acquisition contingent consideration, and $9.2 million payments related to net settlement of employee stock compensation awards, partially offset by $17.9 million from the issuance of common stock under employee stock purchase and stock option plans.

In January 2017 and May 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share. In the six months ended July 2, 2017, dividend payments were $27.9 million.

In January 2016 and May 2016, our Board of Directors declared a quarterly cash dividend of $0.06 per share. In the six months ended July 3, 2016, dividend payments were $24.4 million.

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. We intend to repurchase at least $200 million in 2017. During the six months ended July 2, 2017, we repurchased 3.0 million shares of common stock at an average price of $31.77 per share, for a total price of $94.3 million. The total price includes commissions and is recorded as a reduction to retained earnings.

During the six months ended July 3, 2016, we repurchased 2.9 million shares of common stock at an average price per share of $19.29, for a total price of $56.8 million.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors which will consider, among other things, our earnings, capital requirements and financial condition.

We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend, execute our authorized share repurchase program and meet our working capital and expenditure needs for at least the next twelve months. The amount of cash, cash equivalents and marketable securities in the U.S. and our operations in the U.S. provide sufficient liquidity to fund our business activities in the U.S. We have $869 million of cash, cash equivalents and marketable securities outside the U.S. that if repatriated would incur additional taxes. Determination of the additional taxes that would be incurred is not practicable due to uncertainty regarding the remittance structure, the mix of earnings and earnings and profit pools in the year of remittance, and overall complexity of the calculation. Inflation has not had a significant long-term impact on earnings.

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

Recently Issued Accounting Pronouncements

On March 10, 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU provides guidance on presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component to be presented in the same line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost such as interest cost, amortization of prior service cost, and actuarial gains or losses, are required to be presented separately outside of income or loss from operations. The presentation of service cost should be applied retrospectively. The guidance is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. This guidance will impact the presentation of our consolidated financial statements. Current presentation of service cost components is consistent with the requirements of the new standard. Upon adoption of the new standard, we will present interest cost, amortization of prior service cost, and actuarial gains or losses within other (income) expense, net.

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of this ASU on our financial position, results of operations and statements of cash flows.

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

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of July 2, 2017, the Notes had a fair value of $527.0 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the second quarter of 2017 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Fair Value
10% Increase	$559,636	$32,660	6.2%
No Change	526,976	—	—
10% Decrease	498,548	(28,428)	(5.4)

See Note F: “Debt” for further information.

Item 4:	Controls and Procedures

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

In December 2016, the Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. We intend to repurchase at least $200 million in 2017. During the six months ended July 2, 2017, we repurchased 3.0 million shares of common stock at an average price of $31.77 per share, for a total price of $94.3 million. The total price includes commissions and is recorded as a reduction to retained earnings.

During the six months ended July 3, 2016, we repurchased 2.9 million shares of common stock at an average price per share of $19.29, for a total price of $56.8 million.

The following table includes information with respect to repurchases we made of our common stock during the three months ended July 2, 2017 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 3, 2017 – April 30, 2017	540		$31.64		539	$445,203
May 1, 2017 – May 28, 2017	510		$35.31		509	$427,236
May 29, 2017 – July 2, 2017	638		$33.90		636	$405,672

	1,688	(1)	$33.60	(1)	1,684

(1)	Includes 4,319 shares at an average price of $34.36 withheld from employees for the payment of taxes.

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

August 11, 2017