Form 10-Q
period 2018-04-01
TERADYNE, INC
filed 2018-05-11
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018

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

The number of shares outstanding of the registrant’s only class of Common Stock as of May 7, 2018 was 191,316,067 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1, 2018	December 31, 2017
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$637,873	$429,843
Marketable securities	860,526	1,347,979
Accounts receivable, less allowance for doubtful accounts of $2,206 and $2,219 at April 1, 2018 and December 31, 2017, respectively	413,978	272,783
Inventories, net	131,857	107,525
Prepayments and other current assets	112,191	112,151

Total current assets	2,156,425	2,270,281
Property, plant and equipment, net	281,284	268,447
Marketable securities	89,259	125,926
Deferred tax assets	77,705	84,026
Retirement plans assets	17,928	17,491
Other assets	12,479	12,275
Acquired intangible assets, net	84,413	79,088
Goodwill	275,700	252,011

Total assets	$2,995,193	$3,109,545

LIABILITIES
Current liabilities:
Accounts payable	$103,950	$86,393
Accrued employees’ compensation and withholdings	86,292	141,694
Deferred revenue and customer advances	85,892	83,614
Other accrued liabilities	64,782	59,083
Contingent consideration	15,581	24,497
Income taxes payable	34,828	59,055

Total current liabilities	391,325	454,336
Retirement plans liabilities	124,689	119,776
Long-term deferred revenue and customer advances	21,726	30,127
Deferred tax liabilities	6,185	6,720
Long-term other accrued liabilities	16,683	10,273
Long-term contingent consideration	—	20,605
Long-term income taxes payable	160,181	148,075
Long-term debt	369,421	365,987

Total liabilities	1,090,210	1,155,899

Commitments and contingencies (See Note Q)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 193,808 and 195,548 shares issued and outstanding at April 1, 2018 and December 31, 2017, respectively	24,226	24,444
Additional paid-in capital	1,638,756	1,638,413
Accumulated other comprehensive income	25,881	18,776
Retained earnings	216,120	272,013

Total shareholders’ equity	1,904,983	1,953,646

Total liabilities and shareholders’ equity	$2,995,193	$3,109,545

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands, except per share amount)
Revenues:
Products	$403,925	$373,204
Services	83,542	83,709

Total revenues	487,467	456,913
Cost of revenues:
Cost of products	180,958	154,883
Cost of services	36,677	37,014

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	217,635	191,897

Gross profit	269,832	265,016
Operating expenses:
Selling and administrative	90,505	84,792
Engineering and development	74,408	75,978
Acquired intangible assets amortization	7,698	7,952
Restructuring and other	(313)	2,511

Total operating expenses	172,298	171,233

Income from operations	97,534	93,783
Non-operating (income) expense:
Interest income	(5,981)	(3,520)
Interest expense	6,890	5,402
Other (income) expense, net	805	(115)

Income before income taxes	95,820	92,016
Income tax provision	8,846	6,795

Net income	$86,974	$85,221

Net income per common share:
Basic	$0.45	$0.43

Diluted	$0.43	$0.42

Weighted average common shares—basic	195,255	200,005

Weighted average common shares—diluted	203,484	201,936

Cash dividend declared per common share	$0.09	$0.07

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Net income	$86,974	$85,221
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, respectively	10,541	8,963
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(718), $420, respectively	(2,687)	513
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $78, $(64), respectively	1,668	(95)

	(1,019)	418
Defined benefit pension and post-retirement plans:
Amortization of prior service (credit) cost included in net periodic pension and post-retirement expense/income, net of tax of $(18), $(38), respectively	(61)	(68)

Other comprehensive income	9,461	9,313

Comprehensive income	$96,435	$94,534

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Cash flows from operating activities:
Net income	$86,974	$85,221
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation	16,336	16,143
Amortization	9,204	11,070
Stock-based compensation	9,544	8,945
Provision for excess and obsolete inventory	3,522	2,726
Deferred taxes	8,696	(3,477)
Contingent consideration adjustment	(4,968)	634
Other	1,393	2
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(140,747)	(123,792)
Inventories	(21,017)	(62,152)
Prepayments and other assets	(679)	1,104
Accounts payable and other accrued expenses	(46,706)	(7,553)
Deferred revenue and customer advances	9,644	(3,333)
Retirement plans contributions	(1,020)	(947)
Income taxes	(12,106)	14,288

Net cash used for operating activities	(81,930)	(61,121)

Cash flows from investing activities:
Purchases of property, plant and equipment	(34,797)	(22,066)
Purchases of marketable securities	(490,324)	(153,317)
Proceeds from sales of marketable securities	800,671	213,593
Proceeds from maturities of marketable securities	212,698	88,184
Acquisition of business, net of cash acquired	(25,356)	—

Net cash provided by investing activities	462,892	126,394

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	10,654	15,084
Repurchase of common stock	(134,276)	(37,730)
Payments related to net settlement of employee stock compensation awards	(19,629)	(12,289)
Dividend payments	(17,588)	(14,021)
Payments of contingent consideration	(13,571)	(1,050)

Net cash used for financing activities	(174,410)	(50,006)

Effects of exchange rate changes on cash and cash equivalents	1,478	1,595
Increase in cash and cash equivalents	208,030	16,862
Cash and cash equivalents at beginning of period	429,843	307,884

Cash and cash equivalents at end of period	$637,873	$324,746

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2017, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automation equipment for test and industrial applications. Teradyne designs, develops, manufactures and sells automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s industrial automation products include collaborative robotic arms, and advanced robotic control software used by global manufacturing and light industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing costs. Teradyne’s automatic test equipment and industrial automation products and services include:

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

B. ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts were reclassified to conform to the current year presentation. The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018, for the year ended December 31, 2017.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

Revenue from Contracts with Customers

Teradyne adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “Legacy GAAP” or the “previous guidance.” Teradyne recorded a net increase to retained earnings of $12.7 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Refer to Note B: “Accounting Policies” in Teradyne’s 2017 Annual Report on Form 10-K for the policies in effect for revenue prior to January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of Teradyne’s hardware and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when or as a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which Teradyne expects to be entitled to receive in exchange for fulfillment of the performance obligation. Teradyne’s primary source of revenue will continue to be from the sale of systems, instruments, robots, and the delivery of services.

In accordance with ASC 606, Teradyne recognizes revenues, when or as control is transferred to a customer. Teradyne’s determination of revenue is dependent upon a five step process outlined below.

Step 1: Identify the contract with the customer

Teradyne accounts for a contract with a customer when there is written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

Step 2: Identify the performance obligations in the contract

Teradyne periodically enters into contracts with its customers in which a customer may purchase a combination of goods and or services, such as products with extended warranty obligations. Teradyne determines performance obligations by assessing whether the products or services are distinct from the other elements of the contract. In order to be distinct the product or service must perform either on its own or with readily available resources and must be separate within the context of the contract.

Step 3: Determine the transaction price

Teradyne considers the amount stated on the face of the purchase order to be the transaction price. Teradyne does not have material variable consideration which could impact the stated purchase price agreed to by Teradyne and the customer.

Step 4: Allocate the transaction price to the performance obligations in the contract

Transaction price is allocated to each individual performance obligation based on the standalone selling price of that performance obligation. Teradyne uses standalone transactions when available to value each performance obligation. If standalone transactions are not available, Teradyne will estimate the standalone selling price through market assessments or cost plus a reasonable margin analysis. Any discounts from standalone selling price are spread proportionally to each performance obligation.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

In order to determine the appropriate timing for revenue recognition, Teradyne first determines if the transaction meets any of three criteria for over time recognition. If the transaction meets the criteria for over time recognition, Teradyne recognizes revenue as the good or service is delivered. Teradyne uses input variables such as hours or months utilized or costs incurred to determine the amount of revenue to recognize in a given period. Input variables are used as they best align consumption with benefit to the customer. For transactions which do not meet the criteria for over time recognition, Teradyne will recognize revenue at a point in time based on an assessment of the five criteria for transfer of control. Teradyne has concluded that revenue should be recognized when shipped or delivered based on contractual terms. Typically acceptance of Teradyne’s products and services is a formality as Teradyne delivers similar systems, instruments and robots to standard specifications. In cases where acceptance is not deemed a formality, Teradyne will defer revenue recognition until customer acceptance.

Revenue recognized in accordance with ASC 606 was $483.2 million for the period ended April 1, 2018. Teradyne also recognized $4.3 million in revenue on leases of Teradyne systems which are accounted for outside of ASC 606.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition.

	Semiconductor Test		System Test			Industrial Automation	Wireless Test	Corporate and Other	Consolidated
	SOC(1)	Memory	Defense/ Aerospace	Storage Test	Production Board Test
	(in thousands)
Three Months Ended April 1, 2018
Americas
Point in Time	$9,600	$2,862	$11,597	$279	$1,760	$14,373	$4,979	$(221)	$45,229
Over Time	8,791	696	6,188	—	757	89	112	—	16,633
Europe, Middle East and Africa
Point in Time	12,125	139	1,497	—	4,037	22,573	1,041	—	41,412
Over Time	5,214	269	551	—	1,559	143	227	—	7,963
Asia Pacific
Point in Time	224,851	66,273	101	10,122	1,861	11,583	13,664	—	328,455
Over Time	36,338	2,323	208	1,533	735	73	2,296	—	43,506
Lease Revenue	3,847	—	—	—	234	—	188	—	4,269

Total	$300,766	$72,562	$20,142	$11,934	$10,943	$48,834	$22,507	$(221)	$487,467

(1)	System on a chip (“SOC”)

Performance Obligations

Hardware

Teradyne hardware consists primarily of semiconductor test systems and instruments, defense/aerospace test instrumentation and systems, storage test systems and instruments, circuit-board test and inspection systems and instruments, collaborative robots, and wireless test systems. The hardware includes a standard 12 month warranty. This warranty is not considered a distinct performance obligation because it does not obligate Teradyne to provide a separate service to the customer and it cannot be purchased separately. Teradyne’s hardware is recognized at a point in time upon transfer of control to the customer.

Extended Warranty

Customers have the option to purchase an extended warranty, which extends the warranty period for systems and robots beyond the one year standard warranty. The extended warranty is purchased in the same transaction as the system or robot purchase and is classified as a separate performance obligation which meets the criteria for over time recognition. The relative standalone selling price of the extended warranty is recognized ratably over the course of the extended warranty based on months completed.

Training and Applications Support

Teradyne sells training and applications support to customers either in standalone transactions or included with system purchases. The training and support allow the customer to use Teradyne’s systems efficiently and effectively. Training and applications support included in system orders are valued based on their standalone selling price and all training and applications support is recognized over time as the customer receives and consumes the benefit associated with each. Both are recognized using an input method of hours consumed as this best depicts the transfer of services to the customer.

Service Agreements

Service agreements are recognized ratably over the period of agreement based on months completed.

Post-Contract Customer Support (“PCS”)

Teradyne provides support services for certain systems and robots outside of warranty. These services include telephone support, bug fixes, and when-and-if available upgrades. Standalone selling price for PCS is not directly observable as Teradyne does not sell these services separately. Teradyne has estimated the standalone selling price for these services based on adjusted market assessments. Revenue for PCS is recognized ratably over the performance period.

Teradyne does not allow customer returns or provide refunds to customers for any products or services.

Contract Balances

The following table provides information about contract liabilities. Teradyne does not have material contract assets on the balance sheet.

	April 1, 2018	January 1, 2018 (as adjusted)	Increase
	(in thousands)
Deferred revenue and customer advances	$85,892	$76,638	$9,254
Long-term deferred revenue and customer advances	21,726	20,848	878

The amount of revenue recognized during the quarter ended April 1, 2018 that was included within the deferred revenue and customer advances balance at January 1, 2018 was $21.8 million and primarily relates to extended warranties, training, application support, and PCS. Each of these represents a distinct performance obligation. Customers typically pay for these services net 30 to 60 days from the date that transfer of control of the associated system or product occurs.

Remaining Performance Obligations

Teradyne does not have material remaining performance obligations from contracts with an original expected duration of greater than one year.

Significant Judgments

Teradyne makes no significant judgements in determining the amount or timing of revenue recognition.

Practical Expedients

Teradyne has adopted the practical expedients available within ASC 340 “Other Assets and Deferred Costs” for contract assets, specifically in relation to incremental costs of obtaining a contract. Teradyne generally expenses sales commissions when incurred because the amortization period would be less than one year. Teradyne records these costs within selling and administrative expenses.

Teradyne has adopted the practical expedient which states an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. Teradyne does not have material payments associated with performance obligations outside this one year time frame.

Impacts

The following tables summarize the impact of ASC 606 to Teradyne’s consolidated financial statements. Differences are the result of timing differences between the recognition of revenue under ASC 606 and ASC 605 primarily with respect to software transactions deferred due to lack of vendor specific objective evidence of price under ASC 605 and Teradyne’s assessment of acceptance under ASC 606. Under Legacy GAAP Teradyne did not recognize revenue prior to acceptance if payment, title, or risk of loss was tied to acceptance. Under ASC 606, Teradyne recognizes revenue prior to receipt of acceptance if acceptance is deemed a formality.

Condensed Consolidated Balance Sheet:

	April 1, 2018
	As reported	Adjustments to Recognize under Legacy GAAP	Legacy GAAP
	(in thousands)
ASSETS
Accounts receivable, less allowance for doubtful accounts	$413,978	$(67,728)	$346,250
Inventories, net	131,857	27,749	159,606
Deferred tax assets	77,705	2,923	80,628
LIABILITIES
Deferred revenue and customer advances	$85,892	$4,990	$90,882
Income taxes payable	34,828	(5,167)	29,661
Long-term deferred revenue and customer advances	21,726	9,178	30,904
SHAREHOLDERS’ EQUITY
Retained earnings	$216,120	$(46,057)	$170,063

Condensed Consolidated Statement of Operation:

	Three months ended April 1, 2018
	As Reported	Adjustments to Recognize under Legacy GAAP	Legacy GAAP
	(in thousands except per share amounts)
Total revenues	$487,467	$(65,642)	$421,825
Total cost of revenues	217,635	(27,749)	189,886
Income tax provision	8,846	(4,515)	4,331
Net income	86,974	(33,378)	53,596
Net income per common share:
Basic	$0.45	$(0.17)	$0.27

Diluted	$0.43	$(0.16)	$0.26

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit

Cost.” Teradyne retrospectively adopted the new accounting guidance on presentation of net periodic pension costs and net periodic postretirement benefit costs in the first quarter of 2018. This guidance requires the service cost component of net benefit costs to be reported in the same line item in the consolidated statement of operations as other employee compensation costs. The non-service components of net benefit costs such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are required to be reported separately outside of income or loss from operations. Following the adoption of this guidance, Teradyne continues to record the service cost component in the same line item as other employee compensation costs and the non-service components of net benefit costs such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses are reported within other (income) expense, net. The retrospective adoption of this standard increased the first quarter of 2017 income from operations by $0.4 million due to the removal of the non-service component of pension expense and decreased other income (expense), net by the same amount with no impact to net income.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Teradyne adopted the new accounting guidance in the first quarter of 2018 using the modified retrospective approach. This guidance requires that changes in fair value of equity securities be accounted for directly in earnings. Previously, the changes in fair value were recorded in accumulated other comprehensive income on the balance sheet. Teradyne continues to record realized gains in interest income and realized losses in interest expense. The adoption of this new accounting guidance increased the January 1, 2018 retained earnings balance by $3.1 million and decreased the accumulated other comprehensive income balance by the same amount.

Contingencies and Litigation

Teradyne may be subject to certain legal proceedings, lawsuits and other claims as discussed in Note Q: “Commitments and Contingencies.” Teradyne accrues for a loss contingency, including legal proceedings, lawsuits, pending claims and other legal matters, when the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, Teradyne accrues the amount at the low end of the range. Teradyne adjusts the accruals from time to time as additional information is received, but the loss incurred may be significantly greater than or less than the amount accrued. Loss contingencies are disclosed when they are material and there is at least a reasonable possibility that a loss has been incurred. Attorney fees related to legal matters are expensed as incurred.

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

D. ACQUISITIONS

Energid Technologies Corporation

On February 26, 2018, Teradyne acquired all the issued and outstanding shares of Energid Technologies Corporation (“Energid”) for a total preliminary purchase price of approximately $27.6 million. Energid’s technology enables and simplifies the programming of complex robotic motions used in a wide variety of end markets, ranging from heavy industry to healthcare; utilizing both traditional robots and collaborative robots. The Energid acquisition was accounted for as a business combination and, accordingly, Energid’s results have been included in Teradyne’s Industrial Automation segment from the date of acquisition. As of the acquisition date, Teradyne’s preliminary purchase price allocation was goodwill of $15.7 million, acquired intangible assets of $10.9 million with an average estimated useful life of 6.1 years, and $1.0 million of net tangible assets. The acquisition was not material to our condensed consolidated financial statements.

E. INVENTORIES

Inventories, net consisted of the following at April 1, 2018 and December 31, 2017:

	April 1, 2018	December 31, 2017
	(in thousands)
Raw material	$74,762	$62,668
Work-in-process	21,256	19,464
Finished Goods	35,839	25,393

	$131,857	$107,525

Inventory reserves for the periods ending April 1, 2018 and December 31, 2017 were $103.4 million and $102.9 million, respectively.

F. FINANCIAL INSTRUMENTS

Cash Equivalents

Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Effective January 1, 2018, Teradyne adopted ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” using the modified retrospective approach. This guidance requires that changes in fair value of equity securities be accounted for directly in earnings. Prior to 2018, the changes in fair value of equity securities were recorded in accumulated other comprehensive income on the balance sheet.

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

Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the three months ended April 1, 2018 and April 2, 2017. As defined in ASC 820-10, “Fair Value Measurements and Disclosures,” fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820-10 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

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

Teradyne’s available-for-sale debt securities are classified as Level 2, and equity securities are classified as Level 1. Acquisition-related contingent consideration is classified as Level 3. Teradyne determines the fair value of acquisition-related contingent consideration using a Monte Carlo simulation model. Assumptions utilized in the model include forecasted revenues, revenue volatility and discount rate. The vast majority of Level 2 securities are fixed income securities priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.

Realized gains recorded in the three months ended April 1, 2018 and April 2, 2017 were $0.3 million and $0.3 million, respectively. Realized losses recorded in the three months ended April 1, 2018 and April 2, 2017 were $1.5 million and $0.2 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense.

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss). Changes in fair value of equity securities are included in other (income) expense, net. The cost of securities sold is based on the specific identification method.

During the three months ended April 1, 2018 and April 2, 2017, there were no transfers in or out of Level 1, Level 2 or Level 3 financial instruments.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 1, 2018 and December 31, 2017.

	April 1, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$155,543	$—	$—	$155,543
Cash equivalents	306,710	175,620	—	482,330
Available-for-sale debt securities:
U.S. Treasury securities	—	611,946	—	611,946
Commercial paper	—	252,158	—	252,158
Corporate debt securities	—	44,218	—	44,218
U.S. government agency securities	—	10,726	—	10,726
Certificates of deposit and time deposits	—	4,824	—	4,824
Debt mutual funds	2,741	—	—	2,741
Non-U.S. government securities	—	559	—	559
Equity securities:
Mutual funds	22,613	—	—	22,613

	$487,607	$1,100,051	$—	$1,587,658
Derivative assets	—	12	—	12

Total	$487,607	$1,100,063	$—	$1,587,670

Liabilities
Contingent consideration	$—	$—	$15,581	$15,581
Derivative liabilities	—	224	—	224

Total	$—	$224	$15,581	$15,805

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$462,253	$175,620	$—	$637,873
Marketable securities	—	860,526	—	860,526
Long-term marketable securities	25,354	63,905	—	89,259
Prepayments	—	12	—	12

Total	$487,607	$1,100,063	$—	$1,587,670

Liabilities	.
Other current liabilities	$—	$224	$—	$224
Contingent consideration	—	—	15,581	15,581

Total	$—	$224	$15,581	$15,805

	December 31, 2017
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$197,955	$—	$—	$197,955
Cash equivalents	206,335	25,553	—	231,888
Available-for-sale securities:
U.S. Treasury securities	—	855,795	—	855,795
Commercial paper	—	282,840	—	282,840
Certificates of deposit and time deposits	—	167,342	—	167,342
Corporate debt securities	—	133,186	—	133,186
Equity and debt mutual funds	23,430	—	—	23,430
U.S. government agency securities	—	10,726	—	10,726
Non-U.S. government securities	—	586	—	586

	$427,720	$1,476,028	$—	$1,903,748
Derivative assets	—	389	—	389

Total	$427,720	$1,476,417	$—	$1,904,137

Liabilities
Contingent consideration	$—	$—	$45,102	$45,102
Derivative liabilities	—	446	—	446

Total	$—	$446	$45,102	$45,548

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$404,290	$25,553	$—	$429,843
Marketable securities	—	1,347,979	—	1,347,979
Long-term marketable securities	23,430	102,496	—	125,926
Prepayments	—	389	—	389

Total	$427,720	$1,476,417	$—	$1,904,137

Liabilities
Other accrued liabilities	$—	$446	$—	$446
Contingent consideration	—	—	24,497	24,497
Long-term contingent consideration	—	—	20,605	20,605

Total	$—	$446	$45,102	$45,548

Changes in the fair value of Level 3 contingent consideration for the three months ended April 1, 2018 and April 2, 2017 were as follows:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Balance at beginning of period	$45,102	$38,332
Payments (a)	(24,553)	(1,050)
Fair value adjustment (b)	(4,968)	634

Balance at end of period	$15,581	$37,916

(a)	In the three months ended April 1, 2018, Teradyne paid $24.6 million of contingent consideration for the earn-out in connection with the acquisition of Universal Robots A/S (“Universal Robots”). In the three months ended April 2, 2017, Teradyne paid $1.1 million of contingent consideration for the earn-out in connection with the acquisition of Avionics Interface Technology, LLC (“AIT”).
(b)	In the three months ended April 1, 2018, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was decreased by $5.0 million, primarily due to a decrease in forecasted revenue. In the three months ended April 2, 2017, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was increased by $0.6 million primarily due to an increase in forecasted revenue and a decrease in the discount rate.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	April 1, 2018 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (Universal Robots)	$15,581	Monte Carlo Simulation	Revenue for the period July 1, 2015—December 31, 2018 volatility	13.0%
			Discount Rate	3.8%

As of April 1, 2018, the significant unobservable inputs used in the Monte Carlo simulation to fair value the Universal Robots contingent consideration include forecasted revenue, revenue volatility and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. The maximum payment for the remaining Universal Robots revenue earn-out is $25.0 million.

The carrying amounts and fair values of Teradyne’s financial instruments at April 1, 2018 and December 31, 2017 were as follows:

	April 1, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$637,873	$637,873	$429,843	$429,843
Marketable securities	949,785	949,785	1,473,905	1,473,905
Derivative assets	12	12	389	389
Liabilities
Contingent consideration	15,581	15,581	45,102	45,102
Derivative liabilities	224	224	446	446
Convertible debt (1)	369,421	700,626	365,987	659,525

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion features.

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarize the composition of available-for-sale marketable securities at April 1, 2018:

	April 1, 2018
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$614,365	$19	$(2,438)	$611,946	$610,938
Commercial paper	252,579	17	(438)	252,158	249,871
Corporate debt securities	43,472	1,200	(454)	44,218	17,742
U.S. government agency securities	10,791	—	(65)	10,726	10,726
Certificates of deposit and time deposits	4,820	4	—	4,824	—
Debt mutual funds	2,799	—	(58)	2,741	1,679
Non-U.S. government securities	559	—	—	559	—

	$929,385	$1,240	$(3,453)	$927,172	$890,956

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$861,794	$54	$(1,322)	$860,526	$847,446
Long-term marketable securities	67,591	1,186	(2,131)	66,646	43,510

	$929,385	$1,240	$(3,453)	$927,172	$890,956

The following table summarize the composition of available-for-sale marketable securities at December 31, 2017:

	December 31, 2017
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$858,258	$72	$(2,535)	$855,795	$850,163
Commercial paper	283,009	18	(187)	282,840	258,933
Certificates of deposit and time deposits	167,523	6	(187)	167,342	138,340
Corporate debt securities	131,179	2,380	(373)	133,186	91,010
Equity and debt mutual funds	19,403	4,102	(75)	23,430	1,723
U.S. government agency securities	10,775	—	(49)	10,726	10,726
Non-U.S. government securities	582	4	—	586	—

	$1,470,729	$6,582	$(3,406)	$1,473,905	$1,350,896

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$1,349,970	$38	$(2,029)	$1,347,979	$1,288,844
Long-term marketable securities	120,759	6,544	(1,377)	125,926	62,052

	$1,470,729	$6,582	$(3,406)	$1,473,905	$1,350,896

As of April 1, 2018, the fair market value of investments in debt securities with unrealized losses totaled $891.0 million. Of this value, $62.1 million had unrealized losses of $1.6 million for greater than one year and $828.9 million had unrealized losses of $1.9 million for less than one year.

As of December 31, 2017, the fair market value of investments with unrealized losses totaled $1,350.9 million. Of this value, $141.0 million had unrealized losses of $1.2 million for greater than one year and $1,209.9 million had unrealized losses of $2.2 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at April 1, 2018 and December 31, 2017 were temporary.

The contractual maturities of investments in debt securities held at April 1, 2018 were as follows:

	April 1, 2018
	Cost	Fair Market Value
	(in thousands)
Due within one year	$861,794	$860,526
Due after 1 year through 5 years	10,173	10,058
Due after 5 years through 10 years	14,583	13,823
Due after 10 years	40,036	40,024

Total	$926,586	$924,431

Contractual maturities of investments in debt securities held at April 1, 2018 exclude $2.7 million of debt mutual funds as they do not have a contractual maturity date.

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

The notional amount of foreign currency forward contracts at April 1, 2018 and December 31, 2017 was $108.8 million and $116.8 million, respectively.

Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of April 1, 2018 and December 31, 2017:

	Balance Sheet Location	April 1, 2018	December 31, 2017
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts assets	Prepayments	$12	$389
Foreign currency forward contracts liabilities	Other current liabilities	(224)	(446)

Total derivatives		$(212)	$(57)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended April 1, 2018 and April 2, 2017.

	Location of Losses Recognized in Statement of Operations	For the Three Months Ended
		April 1, 2018	April 2, 2017

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Other (income) expense, net	$1,575	$1,011

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies.
(2)	For the three months ended April 1, 2018 and April 2, 2017, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.6 million and $1.5 million, respectively.

See Note G: “Debt” regarding derivatives related to the convertible senior notes.

G. DEBT

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

The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. As of December 31, 2017 the conversion price was approximately $31.80 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances.

Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.80. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 14.5 million shares of Teradyne’s common stock.

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

Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.5 million shares of common stock. As of December 31, 2017, the strike price of the warrants was approximately $39.91 per share. The strike price is subject to adjustments under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

The Note Hedge Transactions are expected to reduce the potential dilution to Teradyne’s common stock upon any conversion of the Notes. However, the Warrant Transactions could separately have a dilutive effect to the extent that the market value per share of Teradyne’s common stock exceeds the applicable strike price of the warrant. The net cost of the Notes Hedge Transactions, after being partially offset by the proceeds from the sale of the warrants, was approximately $33 million.

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

Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to interest expense using the effective interest method over the seven year term of the Notes. As of April 1, 2018, unamortized debt issuance costs were approximately $6.0 million.

The below tables represent the key components of Teradyne’s convertible senior notes:

	April 1, 2018	December 31, 2017
	(in thousands)
Debt Principal	$460,000	$460,000
Unamortized discount	90,579	94,013

Net Carrying amount of convertible debt	$369,421	$365,987

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Contractual interest expense on the coupon	$1,438	$1,438
Amortization of the discount component and debt issue fees recognized as interest expense	3,434	3,268

Total interest expense on the convertible debt	$4,872	$4,706

As of April 1, 2018, the remaining unamortized discount was $90.6 million, which will be amortized over 5.8 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of April 1, 2018, the conversion rate was equal to the initial conversion price of approximately $31.80 per share and the if-converted value of the Notes was $661.2 million.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statements of operations. As of May 11, 2018, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of May 11, 2018, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

H. PREPAYMENTS

Prepayments consist of the following and are included in prepayments on the balance sheet:

	April 1, 2018	December 31, 2017
	(in thousands)
Contract manufacturer and supplier prepayments	$76,204	$82,503
Prepaid maintenance and other services	8,449	8,189
Prepaid taxes	9,938	5,039
Other prepayments	11,964	12,386

Total prepayments	$106,555	$108,117

I. DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	April 1, 2018	December 31, 2017
	(in thousands)
Maintenance and training	$59,365	$57,256
Extended warranty	24,590	24,438
Customer advances, undelivered elements and other	23,663	32,047

Total deferred revenue and customer advances	$107,618	$113,741

J. PRODUCT WARRANTY

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

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Balance at beginning of period	$8,200	$7,203
Accruals for warranties issued during the period	3,063	3,021
Adjustments related to pre-existing warranties	(139)	(471)
Settlements made during the period	(3,576)	(2,699)

Balance at end of period	$7,548	$7,054

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Balance at beginning of period	$24,438	$28,200
Deferral of new extended warranty revenue	5,139	4,048
Recognition of extended warranty deferred revenue	(4,987)	(7,279)

Balance at end of period	$24,590	$24,969

K. STOCK-BASED COMPENSATION

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

Time-based restricted stock unit awards granted to employees vest in equal annual installments over four years. Restricted stock unit awards granted to non-employee directors vest after a one year period, with 100% of the award vesting on the earlier of (a) the first anniversary of the grant date or the (b) the date of the following year’s Annual Meeting of Shareholders. Teradyne expenses the cost of the restricted stock unit awards subject to time-based vesting, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Commencing in January 2014, Teradyne granted performance-based restricted stock units (“PRSUs”) to its executive officers with a performance metric based on relative total shareholder return (“TSR”). For TSR grants issued in 2018 and 2017, Teradyne’s three-year TSR performance is measured against the New York Stock Exchange (“NYSE”) Composite Index. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 200% to 0% of the target shares capped at four times the grant date value. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for employees meeting the retirement provisions prior to the grant date will be recognized in full on the date of the grant. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted below.

In January 2018 and 2017, Teradyne granted PRSUs to its executive officers with a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue. Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; non-cash convertible debt interest expense; and other non-recurring gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from

200% to 0% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the shorter of the three year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for employees meeting the retirement provisions prior to the grant date will be recognized in full on the date of grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

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

During the three months ended April 1, 2018 and April 2, 2017, Teradyne granted 0.1 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $54.85 and $35.66, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
Risk-free interest rate	2.2%	1.5%
Teradyne volatility-historical	26.8%	26.6%
NYSE Composite Index volatility-historical	12.4%	13.4%
Dividend yield	0.8%	1.0%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for the 2018 and 2017 grant over the most recent three year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share for 2018 grants and $0.28 per share for 2017 grants, divided by Teradyne’s stock price on the grant date of $47.70 for the 2018 grant and $28.56 for the 2017 grant.

During the three months ended April 1, 2018 and April 2, 2017, Teradyne granted 0.1 million and 0.1 million, respectively, of PBIT PRSUs with a grant date fair value of $46.62 and $27.72, respectively.

During the three months ended April 1, 2018, Teradyne granted 0.5 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $46.58 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $12.17.

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

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
Expected life (years)	5.0	5.0
Risk-free interest rate	2.4%	2.0%
Volatility-historical	26.4%	27.8%
Dividend yield	0.8%	1.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share for 2018 grants and $0.28 per share for 2017 grants divided by Teradyne’s stock price on the grant date of $47.70 for the 2018 grant and $28.56 for the 2017 grant.

L. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income, which are presented net of tax, consist of the following:

	For the Three Months Ended April 1, 2018
	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended April 1, 2018
Balance at December 31, 2017, net of tax of $0, $1,815, $(932), respectively	$15,919	$1,362	$1,495	$18,776
Other comprehensive income (loss) before reclassifications, net of tax of $0, $(718), $0, respectively	10,541	(2,687)	—	7,854
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $78, $(18), respectively	—	1,668	(61)	1,607

Net current period other comprehensive income (loss), net of tax of $0, $(640), $(18), respectively	10,541	(1,019)	(61)	9,461
Reclassification of income tax effects from the Tax Reform Act, net of tax of $0, $(691), $(78), respectively (a)	—	691	78	769
Reclassification of unrealized gains on equity securities, net of tax of $0, $(902), $0, respectively (b)	—	(3,125)	—	(3,125)

Balance at April 1, 2018, net of tax of $0, $(418), $(1,028), respectively	$26,460	$(2,091)	$1,512	$25,881

(a)	In the three months ended April 1, 2018, Teradyne early adopted the ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” As a result, the stranded tax effects resulting from the Tax Reform Act enacted in December 2017 was reclassified from accumulated other comprehensive income to retained earnings.
(b)	In the three months ended April 1, 2018, Teradyne adopted the ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” See Note B: “Accounting Policies.”

	For the Three Months ended April 2, 2017
	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended April 2, 2017
Balance at December 31, 2016, net of tax of $0, $209, $(778), respectively	$(21,921)	$(60)	$1,767	$(20,214)
Other comprehensive income before reclassifications, net of tax of $0, $420,$0, respectively	8,963	513	—	9,476
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(64), $(38), respectively	—	(95)	(68)	(163)

Net current period other comprehensive income (loss), net of tax of $0, $356, $(38), respectively	8,963	418	(68)	9,313

Balance as April 2, 2017, net of tax of $0, $565, $(816), respectively	$(12,958)	$358	$1,699	$(10,901)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended April 1, 2018 and April 2, 2017 were as follows:

Details about Accumulated Other Comprehensive (Loss) Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	April 1, 2018	April 2, 2017
	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(78), $64, respectively	$(1,668)	$95	Interest (expense) income
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $18, $38, respectively	61	68	(a)

Total reclassifications, net of tax of $(60), $102, respectively	$(1,607)	$163	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note P: “Retirement Plans.”

M. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended April 1, 2018, were as follows:

	Wireless Test	Industrial Automation	System Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2017
Goodwill	$361,819	$233,519	$158,699	$260,540	$1,014,577
Accumulated impairment losses	(353,843)	—	(148,183)	(260,540)	(762,566)

	7,976	233,519	10,516	—	252,011
Energid acquisition	—	15,654	—	—	15,654
Foreign currency translation adjustment	—	8,035	—	—	8,035

Balance at April 1, 2018
Goodwill	361,819	257,208	158,699	260,540	1,038,266
Accumulated impairment losses	(353,843)	—	(148,183)	(260,540)	(762,566)

	$7,976	$257,208	$10,516	$—	$275,700

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	April 1, 2018
	Gross Carrying Amount (1)	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$276,417	$(231,266)	$3,214	$48,365
Customer relationships	96,771	(84,940)	340	12,171
Tradenames and trademarks	51,120	(28,108)	825	23,837
Non-compete agreement	320	(280)	—	40

Total intangible assets	$424,628	$(344,594)	$4,379	$84,413

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,877	$(226,190)	$1,618	$46,305
Customer relationships	92,741	(83,585)	171	9,327
Tradenames and trademarks	50,100	(27,120)	416	23,396
Non-compete agreement	320	(260)	—	60

Total intangible assets	$414,038	$(337,155)	$2,205	$79,088

(1)	Gross carrying amount includes $10.9 million of Energid acquired intangible assets.

Aggregate intangible asset amortization expense was $7.7 million and $8.0 million, respectively, for the three months ended April 1, 2018 and April 2, 2017.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2018 (remainder)	24,236
2019	28,316
2020	13,171
2021	5,298
2022	4,493
Thereafter	8,899

N. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$86,974	$85,221

Weighted average common shares-basic	195,255	200,005
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	4,398	—
Convertible note hedge warrant shares (2)	1,830	—
Restricted stock units	1,666	1,533
Stock options	321	390
Employee stock purchase plan	14	8

Dilutive potential common shares	8,229	1,931

Weighted average common shares-diluted	203,484	201,936

Net income per common share-basic	$0.45	$0.43

Net income per common share-diluted	$0.43	$0.42

(1)	Incremental shares from assumed conversion of the convertible notes was calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.80, multiplied by 14.5 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.
(2)	Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.91, multiplied by 14.5 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended April 1, 2018 excludes the effect of the potential vesting of 0.4 million shares of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended April 2, 2017 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

O. RESTRUCTURING AND OTHER

During the three months ended April 1, 2018, Teradyne recorded a $5.0 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability, partially offset by $3.9 million recorded for employee severance charges, primarily in Semiconductor Test, and $0.8 million of acquisition related expenses.

During the three months ended April 2, 2017, Teradyne recorded $2.5 million of restructuring and other charges of which $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA which was terminated in September 2017, $0.6 million was for employee severance charges, and $0.6 million for the increase in the fair value of the Universal Robots contingent consideration liability.

P. RETIREMENT PLANS

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

In the three months ended April 1, 2018, Teradyne contributed $0.6 million to the U.S. supplemental executive defined benefit pension plan and $0.2 million to certain qualified pension plans for non-U.S. subsidiaries.

For the three months ended April 1, 2018 and April 2, 2017, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	April 1, 2018		April 2, 2017
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$571	$213	$560	$185
Interest cost	2,997	186	3,312	163
Expected return on plan assets	(3,369)	(5)	(3,000)	(6)
Amortization of prior service cost	14	—	18	—

Total net periodic pension cost	$213	$394	$890	$342

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

For the three months ended April 1, 2018 and April 2, 2017, Teradyne’s net periodic postretirement benefit cost (income) was comprised of the following:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Service cost	$9	$10
Interest cost	50	50
Amortization of prior service credit	(93)	(124)
Special termination benefits	1,626	—

Total net periodic postretirement benefit cost (income)	$1,592	$(64)

Q. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of April 1, 2018, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $285.8 million, of which $275.7 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

R. INCOME TAXES

The effective tax rate for the three months ended April 1, 2018 and April 2, 2017 was 9.2% and 7.4%, respectively.

The increase in the effective tax rate from the three months ended April 2, 2017 to the three months ended April 1, 2018 primarily resulted from a projected shift in the geographic distribution of income which increased income subject to taxation in the U.S. relative to lower tax rate jurisdictions and a reduction in discrete tax benefits recognized. These increases were partially offset by the benefit of the reduction in the U.S. corporate tax rate from 35% to 21% and the U.S. foreign derived intangible income deduction.

The effective tax rates for the three months ended April 1, 2018 and April 2, 2017 differed from the expected federal statutory rate primarily because of the favorable effect of statutory rates applicable to income earned outside the United States.

The tax rate for the three months ended April 1, 2018 and April 2, 2017 was also reduced by the benefit from U.S. research and development tax credits, partially offset by additions to the uncertain tax positions for transfer pricing, both of which are included in the projected annual effective tax rate.

Discrete tax benefits recorded in the three months ended April 1, 2018 amounted to $8.3 million composed of $7.6 million from stock based compensation and $0.7 million of other discrete tax benefits. Discrete tax expense amounted to $2.3 million composed of $1.7 million from the remeasurement of deferred tax assets as a result of reductions in tax rates and $0.6 million of other discrete tax expenses. The $7.6 million of discrete benefit from stock based compensation included $7.4 million of excess tax benefits recognized pursuant to ASU No. 2016-09 “Improvements to Employee Share-Based Payment Accounting.”

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

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of April 1, 2018, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of April 1, 2018 and December 31, 2017, Teradyne had $37.3 million and $36.3 million, respectively, of reserves for uncertain tax positions. The $1.0 million net increase in reserves for uncertain tax positions is primarily composed of additions related to transfer pricing exposures and U.S. research and development tax credits.

Teradyne is currently under examination by the Internal Revenue Service. The timing of resolution and closure of the tax audit is highly unpredictable. Given the uncertainty, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot presently be made.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of April 1, 2018 and December 31, 2017, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended April 1, 2018, an expense of $0.03 million was recorded for interest and penalties related to income tax items. For the three months ended April 2, 2017, a benefit of $0.1 million was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended April 1, 2018 was $3.0 million, or $0.01 per diluted share. The tax savings due to the tax holiday for the three months ended April 2, 2017 was $4.7 million, or $0.02 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

In the fourth quarter of 2017, Teradyne recorded a provisional amount of $186.0 million of additional income tax expense which represents Teradyne’s best estimate of the impact of the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) in accordance with Teradyne’s understanding of the Tax Reform Act and guidance available at that time. The $186.0 million is composed of expense of $161.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, $33.6 million of expense related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, a benefit of $10.3 million associated with the impact of correlative adjustments on uncertain tax positions, and $1.7 million of expense related to the remeasurement of certain uncertain tax positions resulting from the reduction in the federal tax rate. Although the provisional estimates are based on the best available interpretations of the Tax Reform Act, the final impacts may differ from the estimates due to, among other things, the issuance of additional regulatory and legislative guidance related to the Tax Reform Act. As of April 1, 2018, there has been no material change to the provisional amount recorded. Any adjustment to the provisional amounts will be recorded in 2018 when the analysis is complete.

S. SEGMENT INFORMATION

Teradyne has four operating segments (Semiconductor Test, System Test, Industrial Automation and Wireless Test), which are its reportable segments. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage test and circuit-board test. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms and advanced robotic control software. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is directly accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2017, and Note B: “Accounting Policies” in this filing for any changes in the three months ended April 1, 2018.

Segment information for the three months ended April 1, 2018 and April 2, 2017 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Other	Consolidated
	(in thousands)
Three Months Ended April 1, 2018
Revenues	$373,328	$43,019	$48,834	$22,507	$(221)	$487,467
Income before income taxes (1)(2)	88,079	5,888	784	464	605	95,820
Total assets (3)	758,737	90,785	406,557	59,739	1,679,375	2,995,193
Three Months Ended April 2, 2017
Revenues	$355,528	$39,845	$36,272	$25,268	$—	$456,913
Income (loss) before income taxes (1)(2)	97,966	(2,759)	(2,571)	1,532	(2,152)	92,016
Total assets (3)	740,334	106,754	331,016	61,356	1,602,820	2,842,280

(1)	Included in Corporate and Other are: contingent consideration adjustments, severance charges, interest income, interest expense, net foreign exchange gains (losses), and acquisitions related charges.
(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits related to restructuring and other and inventory charges.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Restructuring and other—employee severance	$3,761	$(265)
Cost of revenues—inventory charge	2,166	1,319

Included in the System Test segment are charges in the following line item in the statements of operations:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Cost of revenues—inventory charge	$320	$885

Included in the Industrial Automation segment are charges in the following line item in the statements of operations:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Cost of revenues—inventory charge	$200	$—
Restructuring and other—employee severance	120	624

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Cost of revenues—inventory charge	$836	$522
Restructuring and other—employee severance	—	1,313

Included in Corporate and Other are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 1, 2018	April 2, 2017
	(in thousands)
Restructuring and other—Universal Robots contingent consideration adjustment	$(4,968)	$634
Restructuring and other—acquisition related expense	774	—
Restructuring and other—employee severance	—	205

T. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2018, Teradyne’s Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. Teradyne intends to repurchase $750 million in 2018. During the three months ended April 1, 2018, Teradyne repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share.

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

In January 2018, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three months ended April 1, 2018 were $17.6 million.

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

U. SUBSEQUENT EVENTS

On April 25, 2018, Teradyne acquired all the issued and outstanding shares of Mobile Industrial Robots ApS (“MiR”), a Danish limited liability company located in Odense, Denmark, for an aggregate purchase price of approximately $148 million net of cash acquired, and up to an additional approximately $124 million payable upon the achievement of certain revenue and profit performance targets through 2020. The fair value of assets and liabilities acquired has not been disclosed because Teradyne has not completed the valuation. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. MiR will be part of Teradyne’s Industrial Automation segment.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are a leading global supplier of automation equipment for test and industrial applications. We design, develop, manufacture and sell automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our industrial automation products include collaborative robotic arms, and advanced robotic control software used by global manufacturing and light industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing costs. Our automatic test equipment and industrial automation products and services include:

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

The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have, a significant effect on our business because our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor and electronics industries. Historically, these demand fluctuations have resulted in significant variations in our results of operations. During the first quarter of 2018, demand outlook for mobile device test capacity in 2018 declined sharply for our Semiconductor Test business. As a result, we reduced our revenue outlook for 2018 to reflect the demand decline.

In 2015, we acquired Universal Robots A/S (“Universal Robots”), the leading supplier of collaborative robots which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. The acquisition of Universal Robots provides a growth engine to our business and complements our existing System Test and Wireless Test segments. The total purchase price for Universal Robots was approximately $315 million, which included cash paid of approximately $284 million and $32 million in fair value of contingent consideration payable upon achievement of revenue and earnings targets through 2018. The contingent consideration related to revenue for the period from July 1, 2015 to December 31, 2017 in the amount of $24.6 million was paid in March 2018. The remaining maximum contingent consideration that could be paid in 2019 is $25 million.

On February 26, 2018, we acquired Energid Technologies Corporation (“Energid”) for a total preliminary purchase price of approximately $27.6 million. Energid’s technology enables and simplifies the programming of complex robotic motions used in a wide variety of end markets, ranging from heavy industry to healthcare; utilizing both traditional robots and collaborative robots.

On April 25, 2018, we acquired Mobile Industrial Robots ApS (“MiR”), a Danish limited liability company, for an aggregate purchase price of approximately $148 million net of cash acquired, and up to an additional approximately $124 million payable upon the achievement of certain revenue and profit performance targets through 2020. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. MiR and Energid will be included in our Industrial Automation segment.

We believe our recent acquisitions have enhanced our opportunities for growth. We intend to continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 1, 2018 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, except as noted below.

    Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

    Revenue from Contracts with Customers

We adopted Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under the guidance of ASC 605, “Revenue Recognition” (“ASC 605”), which is also referred to herein as “Legacy GAAP” or the “previous guidance.” We recorded a net increase to retained earnings of $12.7 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. Refer to Note B: “Accounting Policies” in our 2017 annual report on Form 10-K for the policies in effect for revenue prior to January 1, 2018. The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of our hardware and services and will provide financial statement readers with enhanced disclosures. In accordance with ASC 606, revenue is recognized when or as a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for fulfillment of the performance obligation. Our primary source of revenue will continue to be from the sale of systems, instruments, robots, and the delivery of services.

In accordance with ASC 606, we recognize revenues, when or as control is transferred to a customer. Our determination of revenue is dependent upon a five step process outlined below.

Step 1: Identify the contract with the customer

We account for a contract with a customer when there is written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

Step 2: Identify the performance obligations in the contract

We periodically enter into contracts with its customers in which a customer may purchase a combination of goods and or services, such as products with extended warranty obligations. We determine performance obligations by assessing whether the products or services are distinct from the other elements of the contract. In order to be distinct the product or service must perform either on its own or with readily available resources and must be separate within the context of the contract.

Step 3: Determine the transaction price

We considers the amount stated on the face of the purchase order to be the transaction price. We do not have variable consideration which could impact the stated purchase price agreed to by us and the customer.

Step 4: Allocate the transaction price to the performance obligations in the contract

Transaction price is allocated to each individual performance obligation based on the standalone selling price of that performance obligation. We use standalone transactions when available to value each performance obligation. If standalone transactions are not available, we will estimate the standalone selling price through market assessments or cost plus a reasonable margin analysis. Any discounts from standalone selling price are spread over each performance obligation.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

In order to determine the appropriate timing for revenue recognition, we first determine if the transaction meets any of three criteria for over time recognition. If the transaction meets the criteria for over time recognition, we recognize revenue as the good or service is delivered. We use input variables such as hours or months utilized or costs incurred to determine the amount of revenue to recognize in a given period. Input variables are used as they best align consumption with benefit to the customer. For transactions which do not meet the criteria for over time recognition, we will recognize revenue at a point in time based on an assessment of the five criteria for transfer of control. We have concluded that revenue should be recognized when shipped or delivered based on contractual terms. Typically acceptance of our products and services is a formality as we deliver similar systems, instruments and robots to standard specifications. In cases where acceptance is not deemed a formality, we will wait for customer acceptance before recognizing revenue.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, “Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” We retrospectively adopted the new accounting guidance on presentation of net periodic pension costs and net periodic postretirement benefit costs in the first quarter of 2018. This guidance requires the service cost component of net benefit costs to be reported in the same line item in the consolidated statement of operations as other employee compensation costs. The non-service components of net benefit costs such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are required to be reported separately outside of income or loss from operations. Following the adoption of this guidance, we continue to record the service cost component in the same line item as other employee compensation costs and the non-service components of net benefit costs such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses are reported within other (income) expense, net. The retrospective adoption of this standard increased the first quarter of 2017 income from operations by $0.4 million due to the removal of the non-service component of pension expense and decreased other (income) expense, net by the same amount with zero impact to net income.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” We adopted the new accounting guidance in the first quarter of 2018 using the modified retrospective approach. This guidance requires that changes in fair value of equity securities be accounted for directly in earnings. Previously, the changes in fair value were recorded in accumulated other comprehensive income on the balance sheet. We continue to record realized gains in interest income and realized losses in interest expense. The adoption of this new accounting guidance increased the January 1, 2018 retained earnings balance by $3.1 million and decreased the accumulated other comprehensive income balance by the same amount.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 1, 2018	April 2, 2017
Percentage of revenues:
Revenues:
Products	83%	82%
Services	17	18

Total revenues	100	100
Cost of revenues:
Cost of products	37	34
Cost of services	8	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	45	42

Gross profit	55	58
Operating expenses:
Selling and administrative	19	19
Engineering and development	15	17
Acquired intangible assets amortization	2	2
Restructuring and other	—	1

Total operating expenses	35	37

Income from operations	20	21
Non-operating (income) expense:
Interest income	(1)	(1)
Interest expense	1	1
Other (income) expense, net	—	—

Income before income taxes	20	20
Income tax provision	2	1

Net income	18%	19%

Results of Operations

First Quarter 2018 Compared to First Quarter 2017

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Semiconductor Test	$373.3	$355.5	$17.8
Industrial Automation	48.8	36.3	12.5
System Test	43.0	39.8	3.2
Wireless Test	22.5	25.3	(2.8)

	$487.5	$456.9	$30.6

The increase in Semiconductor Test revenues of $17.8 million, or 5.0%, was driven primarily by increased sales in the flash memory test segment, partially offset by a decrease in image sensor and microcontroller sales. The increase in Industrial Automation revenues of $12.5 million, or 34.4%, was due to higher demand for collaborative robotic arms. The increase in System Test revenues of $3.2 million, or 8.0%, was primarily due to higher sales in Storage Test of system level testers. The decrease in Wireless Test revenues of $2.8 million, or 11.1%, was primarily due to lower demand for connectivity and cellular test systems.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	April 1, 2018	April 2, 2017
Taiwan	28%	25%
China	17	12
United States	13	12
Korea	11	7
Europe	10	8
Philippines	6	6
Japan	5	12
Malaysia	4	9
Singapore	3	5
Thailand	2	2
Rest of World	1	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/Point Change
	April 1, 2018	April 2, 2017
	(in millions)
Gross profit	$269.8	$265.0	$4.8
Percent of Total Revenues	55.4%	58.0%	(2.6)

Gross profit as a percent of revenue decreased by 2.6 points, as a result of a decrease related to product mix primarily in Semiconductor Test, partially offset by an increase due to higher sales primarily in Semiconductor Test and Industrial Automation.

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

During the three months ended April 1, 2018, we recorded an inventory provision of $3.5 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $3.5 million of total excess and obsolete provisions, $2.2 million was related to Semiconductor Test, $0.8 million was related to Wireless Test, $0.3 million was related to System Test, and $0.2 million was related to Industrial Automation.

During the three months ended April 2, 2017, we recorded an inventory provision of $2.7 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels. Of the $2.7 million of total excess and obsolete provisions, $1.3 million was related to Semiconductor Test, $0.9 million was related to System Test, and $0.5 million was related to Wireless Test.

During the three months ended April 1, 2018 and April 2, 2017, we scrapped $0.3 million and $1.8 million of inventory, respectively. During the three months ended April 1, 2018 and April 2, 2017, we sold $2.2 million and $1.1 million of previously written-down or written-off inventory, respectively. As of April 1, 2018, we had inventory related reserves for inventory which had been written-down or written-off totaling $103.4 million. We have no pre-determined timeline to scrap the remaining inventory.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Selling and administrative	$90.5	$84.8	$5.7
Percent of Total Revenues	18.6%	18.6%

The increase of $5.7 million in selling and administrative expenses was due primarily to higher spending in Industrial Automation.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Engineering and development	$74.4	$76.0	$(1.6)
Percent of Total Revenues	15.3%	16.6%

The decrease of $1.6 million in engineering and development expenses was primarily due to lower spending in Storage Test and Semiconductor Test, partially offset by higher spending in Industrial Automation.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Acquired intangible assets amortization	$7.7	$8.0	$(0.3)
Percent of Total Revenues	1.6%	1.7%

Acquired intangible assets amortization expense decreased primarily in the Industrial Automation segment due to intangible assets that became fully amortized in June 2017, partially offset by increased amortization expense due to the Energid acquisition.

Restructuring and Other

During the three months ended April 1, 2018, we recorded a $5.0 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability, partially offset by $3.9 million recorded for employee severance charges, primarily in Semiconductor Test, and $0.8 million of acquisition related expenses.

During the three months ended April 2, 2017, we recorded $2.5 million of restructuring and other charges of which $1.3 million was for a lease impairment of a Wireless Test facility in Sunnyvale, CA, which was terminated in September 2017, $0.6 million was for employee severance charges and $0.6 million for the increase in the fair value of the Universal Robots contingent consideration liability.

Interest and Other

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Interest income	$(6.0)	$(3.5)	$(2.5)
Interest expense	6.9	5.4	1.5
Other (income) expense, net	0.8	(0.1)	0.9

Interest income increased by $2.5 million due primarily to higher cash and marketable securities balances during the quarter and higher interest rates in 2018. Interest expense increased by $1.5 million due primarily to realized losses on sales of marketable securities. Other (income) expense, net included net foreign exchange losses and non-service components of net periodic pension costs and net periodic postretirement benefit costs.

Income Before Income Taxes

	For the Three Months Ended
	April 1, 2018	April 2, 2017	Dollar Change
	(in millions)
Semiconductor Test	$88.1	$98.0	$(9.9)
System Test	5.9	(2.8)	8.7
Industrial Automation	0.8	(2.6)	3.4
Wireless Test	0.5	1.5	(1.0)
Corporate and Other (1)	0.6	(2.2)	2.8

	$95.8	$92.0	$3.8

(1)	Included in Corporate and Other are: contingent consideration adjustments, employee severance, interest income, interest expense, net foreign exchange gains and losses and acquisition related expenses.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower gross margin due to product mix. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of system level testers. The increase in income before income taxes in Industrial Automation was due to higher demand for collaborative robotic arms. The decrease in income before income taxes in Wireless Test was primarily due to lower demand for connectivity and cellular test systems.

Income Taxes

The effective tax rate for the three months ended April 1, 2018 and April 2, 2017 was 9.2% and 7.4%, respectively.

The increase in the effective tax rate from the three months ended April 2, 2017 to the three months ended April 1, 2018 primarily resulted from a projected shift in the geographic distribution of income which increased income subject to taxation in the U.S. relative to lower tax rate jurisdictions and a reduction in discrete tax benefits recognized. These increases were partially offset by the benefit of the reduction in the U.S. corporate tax rate from 35% to 21% and the U.S. foreign derived intangible income deduction.

Contractual Obligations

The following table reflects our contractual obligations as of April 1, 2018:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Convertible debt	$460,000	$—	$—	$—	$460,000	$—
Purchase obligations	285,804	275,723	10,081	—	—	—
Retirement plans contributions	128,698	5,524	8,745	8,962	105,467	—
Operating lease obligations	65,883	17,276	27,215	15,021	6,371	—
Interest on long-term debt	34,500	5,750	11,500	11,500	5,750	—
Fair value of contingent consideration	15,581	15,581	—	—	—	—
Transition tax payable (1)	160,896	715	25,641	25,641	108,899	—
Other long-term liabilities reflected on the balance sheet under GAAP (2)	44,594	—	21,726	—	—	22,868

Total	$1,195,956	$320,569	$104,908	$61,124	$686,487	$22,868

(1)	Represents our estimate of a provisional tax amount for the transition tax liability associated with our accumulated foreign earnings as a result of the enactment of the Tax Reform Act on December 22, 2017.
(2)	Included in other long-term liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $316.1 million in the three months ended April 1, 2018 to $1,588 million.

Operating activities during the three months ended April 1, 2018 used cash of $81.9 million. Changes in operating assets and liabilities used cash of $212.6 million. This was due to a $162.4 million increase in operating assets and a $50.2 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $140.7 million increase in accounts receivable due to an increase in shipments during the last month of the quarter and the impact of the new revenue recognition standard, a $21.0 million increase in inventories, and a $0.7 million increase in prepayments and other assets.

The decrease in operating liabilities was due to a $56.3 million decrease in accrued employee compensation due primarily to first quarter payments related to variable compensation, a $12.1 million decrease in income taxes, a $7.5 million decrease in other accrued liabilities, and $1.0 million of retirement plan contributions, partially offset by a $17.1 million increase in accounts payable and a $9.6 million increase in deferred revenue and customer advance payments.

Investing activities during the three months ended April 1, 2018 provided cash of $462.9 million, due to $800.7 million and $212.7 million in proceeds from sales and maturities of marketable securities, respectively, partially offset by $490.3 million used for purchases of marketable securities, $34.8 million used for purchases of property, plant and equipment and $25.4 million used for the acquisition of Energid.

Financing activities during the three months ended April 1, 2018 used cash of $174.4 million, due to $134.3 million used for the repurchase of 2.9 million shares of common stock at an average price of $45.69 per share, $19.6 million used for payment related to net settlement of employee stock compensation awards, $17.6 million used for dividend payments, and $13.6 million used for a payment related to Universal Robots acquisition contingent consideration, partially offset by $10.7 million from the issuance of common stock under employee stock purchase and stock option plans.

Operating activities during the three months ended April 2, 2017 used cash of $61.1 million. Changes in operating assets and liabilities used cash of $182.4 million. This was due to a $184.9 million increase in operating assets and a $2.5 million increase in operating liabilities.

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

In January 2018, our Board of Directors declared a quarterly cash dividend of $0.09 per share that was paid on March 23, 2018 to shareholders of record as of February 23, 2018. Dividend payments for the three months ended April 1, 2018 were $17.6 million.

In January 2017, our Board of Directors declared a quarterly cash dividend of $0.07 per share that was paid on March 20, 2017 to shareholders of record as of February 24, 2017. Dividend payments for the three months ended April 2, 2017 were $14.0 million.

In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $750 million in 2018. During the three months ended April 1, 2018, we repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share.

In December 2016, our Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. During the three months ended April 2, 2017, we repurchased 1.3 million shares of common stock for $37.7 million at an average price of $29.38 per share.

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

Equity Compensation Plans

As discussed in Note O: “Stock Based Compensation” in our 2017 Annual Report on Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

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

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. There were no material changes in our exposure to market risk from those set forth in our Annual Report for the fiscal year ended December 31, 2017.

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of April 1, 2018, the Notes had a fair value of $700.6 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the first quarter of 2018 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$758,281	$57,655	8.2%
No Change	700,626	—	—
10% Decrease	644,904	(55,722)	(8.0)

See Note G: “Debt” for further information.

Item 4:	Controls and Procedures

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our business may suffer if we are impacted by the implementation of tariffs on our products.

Our business operations are international and may be disrupted by the implementation of tariffs on our products. In March 2018, the United States Trade Representative announced proposed tariffs on a list of products manufactured in China. While there is uncertainty as to whether the proposed tariffs will be implemented and, if they are implemented, as to the products that will be covered by the tariffs, the tariffs if implemented could have a material adverse effect on our business, financial condition or results of operations. In addition, tariffs implemented by China could disrupt our business operations or impact the sale of our products and, therefore, have a material adverse effect on our business, financial condition or results or operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $750 million in 2018. During the three months ended April 1, 2018, we repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share.

In December 2016, our Board of Directors approved a $500 million share repurchase authorization which commenced on January 1, 2017. During the three months ended April 2, 2017, we repurchased 1.3 million shares of common stock for $37.7 million at an average price of $29.38 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended April 1, 2018 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 28, 2018	83		$46.77		—	$1,500,000
January 29, 2018 – February 25, 2018	1,654		$44.28		1,317	$1,442,449
February 26, 2018 – April 1, 2018	1,622		$47.31		1,622	$1,365,724

	3,359	(1)	$45.80	(1)	2,939

(1)	Includes 0.4 million shares at an average price of $46.59 withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

2.1	Share Sale and Purchase Agreement by and among Teradyne Robotics Holdings Denmark ApS, Teradyne, Inc., and the shareholders of Mobile Industrial Robots ApS, dated April 25, 2018 (filed herewith)

10.1	Amendment No.2 to Credit Agreement, dated as of March 21, 2018, among Teradyne, Inc., Barclays Bank PLC, as the administrative agent and collateral agent, and the lenders party thereto (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ GREGORY R. BEECHER
Gregory R. Beecher Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 11, 2018