Form 10-Q
period 2019-03-31
TERADYNE, INC
filed 2019-05-10
CIK 97210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.125 per share	TER	Nasdaq Stock Market LLC

The number of shares outstanding of the registrant’s only class of Common Stock as of May 6, 2019 was 171,395,402 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements

TERADYNE, INC.

CO NDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$483,728	$926,752
Marketable securities	421,088	190,096
Accounts receivable, less allowance for doubtful accounts of $1,675 and $1,673 at March 31, 2019 and December 31, 2018, respectively	333,840	291,267
Inventories, net	161,342	153,541
Prepayments and other current assets	194,044	170,826

Total current assets	1,594,042	1,732,482
Property, plant and equipment, net	283,300	279,821
Operating lease right-of-use assets, net	50,733	—
Marketable securities	91,926	87,731
Deferred tax assets	69,687	70,848
Retirement plans assets	16,791	16,883
Other assets	11,279	11,509
Acquired intangible assets, net	119,372	125,482
Goodwill	379,513	381,850

Total assets	$2,616,643	$2,706,606

LIABILITIES
Current liabilities:
Accounts payable	$118,816	$100,688
Accrued employees’ compensation and withholdings	89,089	148,566
Deferred revenue and customer advances	84,764	77,711
Other accrued liabilities	67,422	78,272
Contingent consideration	22,803	34,865
Operating lease liabilities	17,176	—
Income taxes payable	41,898	36,185

Total current liabilities	441,968	476,287
Retirement plans liabilities	121,205	117,456
Long-term deferred revenue and customer advances	32,843	32,750
Deferred tax liabilities	19,614	20,662
Long-term other accrued liabilities	9,732	37,547
Long-term contingent consideration	15,510	35,678
Long-term operating lease liabilities	38,062	—
Long-term incomes taxes payable	83,891	83,891
Debt	383,590	379,981

Total liabilities	1,146,415	1,184,252

Commitments and contingencies (See Note S)

SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 172,353 and 175,522 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	21,544	21,940
Additional paid-in capital	1,679,997	1,671,645
Accumulated other comprehensive loss	(15,706)	(13,040)
Accumulated deficit	(215,607)	(158,191)

Total shareholders’ equity	1,470,228	1,522,354

Total liabilities and shareholders’ equity	$2,616,643	$2,706,606

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands, except per share amount)
Revenues:
Products	$393,442	$403,925
Services	100,657	83,542

Total revenues	494,099	487,467
Cost of revenues:
Cost of products	165,368	180,958
Cost of services	41,096	36,677

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	206,464	217,635

Gross profit	287,635	269,832
Operating expenses:
Selling and administrative	102,013	90,505
Engineering and development	76,791	74,408
Acquired intangible assets amortization	10,634	7,698
Restructuring and other	5,112	(313)

Total operating expenses	194,550	172,298

Income from operations	93,085	97,534
Non-operating (income) expense:
Interest income	(8,052)	(5,981)
Interest expense	5,713	6,890
Other (income) expense, net	1,445	805

Income before income taxes	93,979	95,820
Income tax (benefit) provision	(15,159)	8,846

Net income	$109,138	$86,974

Net income per common share:
Basic	$0.63	$0.45

Diluted	$0.62	$0.43

Weighted average common shares—basic	173,532	195,255

Weighted average common shares—diluted	176,972	203,484

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Net income	$109,138	$86,974
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, respectively	(4,659)	10,541
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $577, $(718), respectively	2,100	(2,687)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(20), $78, respectively	(70)	1,668

	2,030	(1,019)
Defined benefit pension and post-retirement plans:
Amortization of prior service benefit included in net periodic pension and post-retirement benefit, net of tax of $(11), $(18), respectively	(37)	(61)

Other comprehensive (loss) income	(2,666)	9,461

Comprehensive income	$106,472	$96,435

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2018	175,522	$21,940	$1,671,645	$(13,040)	$(158,191)	$1,522,354
Issuance of common stock to employees under benefit plans, net of shares withheld for payroll tax of $14,318	1,287	161	(210)			(49)
Stock-based compensation expense			8,562			8,562
Repurchase of common stock	(4,456)	(557)			(150,913)	(151,470)
Cash dividends ($0.09 per share)					(15,641)	(15,641)
Net income					109,138	109,138
Foreign currency translation adjustment				(4,659)		(4,659)
Unrealized gains on marketable securities:
Unrealized gains on marketable securities, net of tax of $577				2,100		2,100
Less: reclassification adjustment for gains included in net income, net of tax $(20)				(70)		(70)
Amortization of prior service benefit, net of tax of $(11)				(37)		(37)

Balance, March 31, 2019	172,353	$21,544	$1,679,997	$(15,706)	$(215,607)	$1,470,228

	For the Three Months Ended April 1, 2018
	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Balance, December 31, 2017	195,548	$24,444	$1,638,413	$18,776	$272,013	$1,953,646
Issuance of common stock to employees under benefit plans, net of shares withheld for payroll tax of $19,629	1,199	150	(8,129)			(7,979)
Stock-based compensation expense			8,472			8,472
Repurchase of common stock	(2,939)	(368)			(140,304)	(140,672)
Cash dividends ($0.09 per share)					(17,598)	(17,598)
Net income					86,974	86,974
Foreign currency translation adjustment				10,541		10,541
Unrealized gains (losses) on marketable securities:
Unrealized losses on marketable securities, net of tax of $(718)				(2,687)		(2,687)
Less: reclassification adjustment for losses included in net income, net of tax $78				1,668		1,668
Reclassification of unrealized gains on equity securities, net of tax of $(902)				(3,125)	3,125	—
Amortization of prior service benefit, net of tax of $(18)				(61)		(61)
Reclassification of tax effects resulting from the Tax Reform Act, net of tax of $769				769	(769)	—
Cumulative effect of changes in accounting principle related to revenue recognition					12,679	12,679

Balance, April 1, 2018	193,808	$24,226	$1,638,756	$25,881	$216,120	$1,904,983

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$109,138	$86,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,651	16,336
Amortization	12,942	9,204
Stock-based compensation	9,474	9,544
Deferred taxes	1,206	8,696
Provision for excess and obsolete inventory	2,397	3,522
Contingent consideration fair value adjustment	2,970	(4,968)
(Gains) losses on investments	(2,828)	1,241
Other	219	152
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(41,706)	(140,747)
Inventories	(2,917)	(21,017)
Prepayments and other assets	(18,648)	(679)
Accounts payable and other liabilities	(53,323)	(46,706)
Deferred revenue and customer advances	6,455	9,644
Retirement plans contributions	(1,210)	(1,020)
Income taxes	(22,804)	(12,106)

Net cash provided by (used for) operating activities	18,016	(81,930)

Cash flows from investing activities:
Purchases of property, plant and equipment	(25,711)	(34,797)
Purchases of marketable securities	(375,184)	(490,324)
Proceeds from sales of marketable securities	5,440	800,671
Proceeds from maturities of marketable securities	141,201	212,698
Proceeds from life insurance	273	—
Acquisition of businesses, net of cash acquired	(6,970)	(25,356)

Net cash (used for) provided by investing activities	(260,951)	462,892

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	14,268	10,654
Repurchase of common stock	(156,468)	(134,276)
Dividend payments	(15,627)	(17,588)
Payments related to net settlement of employee stock compensation awards	(14,318)	(19,629)
Payments of contingent consideration	(27,615)	(13,571)

Net cash used for financing activities	(199,760)	(174,410)

Effects of exchange rate changes on cash and cash equivalents	(329)	1,478

(Decrease) increase in cash and cash equivalents	(443,024)	208,030
Cash and cash equivalents at beginning of period	926,752	429,843

Cash and cash equivalents at end of period	$483,728	$637,873

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s

Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A. THE COMPANY

Teradyne, Inc. (“Teradyne”) is a leading global supplier of automation equipment for test and industrial applications. Teradyne designs, develops, manufactures and sells automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s industrial automation products include collaborative robotic arms, autonomous mobile robots, and advanced robotic control software used by global manufacturing and light industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing costs. Teradyne’s automatic test equipment and industrial automation products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	industrial automation (“Industrial Automation”) products;

•

defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, storage test (“Storage Test”) systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”); and

•	wireless test (“Wireless Test”) systems.

B. ACCOUNTING POLICIES

Basis of Presentation

The consolidated interim financial statements include the accounts of Teradyne and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts were reclassified to conform to the current year presentation. The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2019, for the year ended December 31, 2018.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for operating leases with terms longer than twelve months. Teradyne adopted this standard and the related amendments (collectively “ASC 842”) on January 1, 2019 and utilized the modified retrospective approach provided by ASU 2018-11, “Leases (Topic 842): Targeted

Improvements,” that allowed for a cumulative effect adjustment in the period of adoption. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). Teradyne also utilized the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification. Adoption of ASC 842 resulted in recording ROU assets and lease liabilities of approximately $50.1 million and $54.3 million, respectively. Operating lease liabilities were calculated using the discount rate on January 1, 2019. The adoption of ASC 842 did not have a material impact on beginning retained earnings, the consolidated statement of operations, cash flows, or earnings per share.

Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of March 31, 2019, Teradyne does not have material leases that have not yet commenced.

Teradyne determines if the lease is operating or finance at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

For leases commencing after January 1, 2019, the lease liability is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As Teradyne is typically unable to determine the implicit rate, Teradyne uses an incremental borrowing rate based on the lease term and economic environment at commencement date. Teradyne initially measures payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives.

Teradyne’s contracts often include non-lease components such as common area maintenance. Teradyne elected the practical expedient to account for the lease and non-lease components as a single lease component. For leases with a term of one year or less Teradyne has elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statement of earnings on a straight-line basis over the lease term. Teradyne includes lease costs within cost of revenues and operating expenses. See Note: H: “Leases.”

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. Teradyne is currently evaluating the impact of this ASU on its financial position, results of operations and statements of cash flows.

D. ACQUISITIONS

Lemsys SA

On January 30, 2019, Teradyne acquired all of the issued and outstanding shares of Lemsys SA (“Lemsys”) for a total purchase price of approximately $9.1 million. Lemsys strengthens Teradyne’s position in the electrification trends of vehicles, solar, wind, and industrial applications. The Lemsys acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s Semiconductor Test segment from the date of acquisition. As of the acquisition date, Teradyne’s preliminary purchase price allocation was goodwill of $1.2 million, which is not deductible for tax purposes, acquired intangible assets of $5.5 million with an average estimated useful life of 4.9 years, and $2.4 million of net tangible assets. The acquisition was not material to Teradyne’s condensed consolidated financial statements.

Mobile Industrial Robots

On April 25, 2018, Teradyne acquired all of the issued and outstanding shares of Mobile Industrial Robots Aps (“MiR”), a Danish limited liability company located in Odense, Denmark. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. MiR is part of Teradyne’s Industrial Automation segment.

The total purchase price of $197.8 million included $145.2 million of cash paid and $52.6 million of contingent consideration measured at fair value. The contingent consideration is payable in Euros upon the achievement of certain thresholds and targets for revenue and earnings before interest and taxes for periods from January 1, 2018 to December 31, 2018; January 1, 2018 to December 31, 2019; and January 1, 2018 to December 31, 2020. The contingent consideration related to revenue for the period from January 1, 2018 to December 31, 2018 in the amount of $30.8 million was paid in March 2019. The remaining maximum contingent consideration that could be paid is $83.2 million.

The valuation of the contingent consideration is dependent on the following assumptions: forecasted revenues, revenue volatility, earnings before interest and taxes, and discount rate. These assumptions were estimated based on a review of the historical and projected results.

The MiR acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. MiR’s products will help expand the Industrial Automation segment, which is a key component of Teradyne’s growth strategy. The allocation of the total purchase price to MiR’s net tangible liabilities and identifiable intangible assets was based on their estimated fair values as of the acquisition date. The excess of the purchase price over the identifiable intangible assets and net tangible liabilities in the amount of $136.0 million was allocated to goodwill, which is not deductible for tax purposes. MiR’s results have been included in Teradyne’s Industrial Automation segment from the date of acquisition.

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

The following unaudited pro forma information gives effect to the acquisition of MiR as if the acquisition occurred on January 1, 2017. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

For the Three Months Ended
April 1, 2018
(in thousands)
Revenue	$493,017
Net income	85,151
Net income per common share:
Basic	$0.44

Diluted	$0.42

Pro forma results for the three months ended April 1, 2018 were adjusted to exclude $0.6 million of acquisition related costs.

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

E. REVENUE

Revenue recognized in accordance with ASC 606: “Revenue from Contracts with Customers” was $492.4 million and $483.2 million for the three months ended March 31, 2019 and April 1, 2018, respectively.

For the three months ended March 31, 2019 and April 1, 2018, Teradyne also recognized $1.7 million and $4.3 million, respectively, of revenues from leases of Teradyne systems, which are accounted for outside of ASC 606.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition.

	For the Three Months Ended March 31, 2019
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	System on a Chip	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
		(in thousands)
Americas
Point in time	$7,977	$8,051	$14,783	$1,593	$3,254	$15,297	$3,539	$—	$2,090	$(151)	$56,433
Over time	8,190	712	6,450	—	729	246	—	260	151	—	16,738
Europe, Middle East and Africa
Point in time	11,032	153	39	—	5,064	25,904	3,840	—	736	—	46,768
Over time	5,281	280	469	—	1,554	416	—	289	45	—	8,334
Asia Pacific
Point in time	219,746	35,571	263	16,605	3,636	14,178	1,727	—	24,628	—	316,354
Over time	38,913	3,280	764	2,054	920	228	—	212	1,359	—	47,730
Lease Revenue	1,667	—	—	—	43	—	—	—	32	—	1,742

Total	$292,806	$48,047	$22,768	$20,252	$15,200	$56,269	$9,106	$761	$29,041	$(151)	$494,099

	For the Three Months Ended April 1, 2018
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	System on a Chip	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
	(in thousands)
Americas
Point in time	$9,600	$2,862	$11,597	$279	$1,760	$14,373	$—	$—	$4,979	$(221)	$45,229
Over time	8,791	696	6,188	—	757	89	—	—	112	—	16,633
Europe, Middle East and Africa
Point in time	12,125	139	1,497	—	4,037	22,573	—	—	1,041	—	41,412
Over time	5,214	269	551	—	1,559	143	—	—	227	—	7,963
Asia Pacific
Point in time	224,851	66,273	101	10,122	1,861	11,583	—	—	13,664	—	328,455
Over time	36,338	2,323	208	1,533	735	73	—	—	2,296	—	43,506
Lease Revenue	3,847	—	—	—	234	—	—	—	188	—	4,269

Total	$300,766	$72,562	$20,142	$11,934	$10,943	$48,834	$—	$—	$22,507	$(221)	$487,467

Contract Balances

The amount of revenue recognized during the three months ended March 31, 2019 and April 1, 2018 that was previously included within the deferred revenue and customer advances balance was $19.5 million and $21.8 million, respectively, and primarily relates to extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. Teradyne expects to recognize 72% of the remaining performance obligation in the next 12 months, 22% in 1-3 years, and the remainder thereafter.

Accounts Receivable

Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $41.7 million and $3.5 million for the three months ended March 31, 2019 and April 1, 2018, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material.

F. INVENTORIES

Inventories, net consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Raw material	$94,862	$89,365
Work-in-process	29,725	31,014
Finished goods	36,755	33,162

	$161,342	$153,541

Inventory reserves at March 31, 2019 and December 31, 2018 were $100.9 million and $100.8 million, respectively.

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

During the three months ended March 31, 2019 and April 1, 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three months ended March 31, 2019 and April 1, 2018 were $0.1 million and $0.3 million, respectively. Realized losses recorded in the three months ended March 31, 2019 and April 1, 2018 were $0.1 million and $1.5 million, respectively. Realized gains are included in interest income and realized losses are included in interest expense.

Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

Unrealized gains on equity securities are included in interest income and unrealized losses are included in interest expense. Unrealized gains related to equity securities recognized in the three months ended March 31, 2019 were $2.8 million.

The cost of securities sold is based on the specific identification method.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$222,714	$—	$—	$222,714
Cash equivalents	186,520	74,494	—	261,014
Available-for-sale securities:
U.S. Treasury securities	—	191,043	—	191,043
Commercial paper	—	180,604	—	180,604
Corporate debt securities	—	91,244	—	91,244
Certificates of deposit and time deposits	—	11,496	—	11,496
U.S. government agency securities	—	9,629	—	9,629
Debt mutual funds	3,331	—	—	3,331
Non-U.S. government securities	—	378	—	378
Equity securities:
Mutual funds	25,289	—	—	25,289

	$437,854	$558,888	$—	$996,742
Derivative assets	—	17	—	17

Total	$437,854	$558,905	$—	$996,759

Liabilities
Contingent consideration	$—	$—	$38,313	$38,313
Derivative liabilities	—	291	—	291

Total	$—	$291	$38,313	$38,604

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$409,234	$74,494	$—	$483,728
Marketable securities	—	421,088	—	421,088
Long-term marketable securities	28,620	63,306	—	91,926
Prepayments	—	17	—	17

Total	$437,854	$558,905	$—	$996,759

Liabilities	.
Other current liabilities	$—	$291	$—	$291
Contingent consideration	—	—	22,803	22,803
Long-term contingent consideration	—	—	15,510	15,510

Total	$—	$291	$38,313	$38,604

	December 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$312,512	$—	$—	$312,512
Cash equivalents	253,525	360,715	—	614,240
Available-for-sale securities:
U.S. Treasury securities	—	109,721	—	109,721
Commercial paper	—	86,117	—	86,117
Corporate debt securities	—	40,020	—	40,020
U.S. government agency securities	—	9,611	—	9,611
Certificates of deposit and time deposits	—	7,604	—	7,604
Debt mutual funds	3,187	—	—	3,187
Non-U.S. government securities	—	376	—	376
Equity securities:
Mutual funds	21,191	—	—	21,191

	$590,415	$614,164	$—	$1,204,579
Derivative assets	—	79	—	79

Total	$590,415	$614,243	$—	$1,204,658

Liabilities
Contingent consideration	$—	$—	$70,543	$70,543
Derivative liabilities	—	514	—	514

Total	$—	$514	$70,543	$71,057

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$566,037	$360,715	$—	$926,752
Marketable securities	—	190,096	—	190,096
Long-term marketable securities	24,378	63,353	—	87,731
Prepayments	—	79	—	79

Total	$590,415	$614,243	$—	$1,204,658

Liabilities
Other accrued liabilities	$—	$514	$—	$514
Contingent consideration	—	—	34,865	34,865
Long-term contingent consideration	—	—	35,678	35,678

Total	$—	$514	$70,543	$71,057

Changes in the fair value of Level 3 contingent consideration for the three months ended March 31, 2019 and April 1, 2018 were as follows:

	For the Three Months Ended
	March 31,	April 1,
	2019	2018
	(in thousands)
Balance at beginning of period	$70,543	$45,102
Foreign currency impact	(610)	—
Payments (a)	(34,590)	(24,553)
Fair value adjustment (b)	2,970	(4,968)

Balance at end of period	$38,313	$15,581

(a)

In the three months ended March 31, 2019, Teradyne paid $30.8 million and $3.8 million of contingent consideration for the earn-outs in connection with the acquisition of MiR and Universal Robots A/S (“Universal Robots”), respectively. In the three months ended April 1, 2018, Teradyne paid $24.6 million of contingent consideration for the earn-out in connection with the acquisition of Universal Robots.

(b)

In the three months ended March 31, 2019, the fair value of contingent consideration for the earn-out in connection with the acquisition of MiR was increased by $3.0 million. In the three months ended April 1, 2018, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots was decreased by $5.0 million, primarily due to a decrease in forecasted revenue.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	March 31, 2019 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (MiR)	$38,313	Monte Carlo Simulation	Revenue volatility	17.0%
			Discount Rate	0.4%

As of March 31, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the MiR contingent consideration include forecasted revenues, revenue volatility, earnings before interest and taxes, and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. As of March 31, 2019, the maximum amount of contingent consideration that could be paid in connection with the acquisition of MiR is $83.2 million. The remaining earn-out periods end on December 31, 2019 and December 31, 2020.

The carrying amounts and fair values of Teradyne’s financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$483,728	$483,728	$926,752	$926,752
Marketable securities	513,014	513,014	277,827	277,827
Derivative assets	17	17	79	79
Liabilities
Contingent consideration	38,313	38,313	70,543	70,543
Derivative liabilities	291	291	514	514
Convertible debt (1)	383,590	644,575	379,981	547,113

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the equity conversion features.

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at March 31, 2019:

	March 31, 2019
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$191,715	$144	$(816)	$191,043	$82,132
Commercial paper	180,610	1	(7)	180,604	11,237
Corporate debt securities	90,402	1,343	(501)	91,244	18,150
Certificates of deposit and time deposits	11,497	1	(2)	11,496	4,419
U.S. government agency securities	9,646	4	(21)	9,629	4,101
Debt mutual funds	3,255	76	—	3,331	—
Non-U.S. government securities	378	—	—	378	—

	$487,503	$1,569	$(1,347)	$487,725	$120,039

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$421,024	$126	$(62)	$421,088	$91,100
Long-term marketable securities	66,479	1,443	(1,285)	66,637	28,939

	$487,503	$1,569	$(1,347)	$487,725	$120,039

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2018:

	December 31, 2018
	Available-for-Sale				Fair Market Value of Investments with Unrealized Losses
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value
	(in thousands)
U.S. Treasury securities	$110,969	$112	$(1,360)	$109,721	$75,040
Commercial paper	86,130	13	(26)	86,117	85,094
Corporate debt securities	41,133	432	(1,545)	40,020	24,767
U.S. government agency securities	9,646	1	(36)	9,611	7,077
Certificates of deposit and time deposits	7,604	—	—	7,604	—
Debt mutual funds	3,153	34	—	3,187	—
Non-U.S. government securities	376	—	—	376	—

	$259,011	$592	$(2,967)	$256,636	$191,978

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$190,100	$88	$(92)	$190,096	$140,262
Long-term marketable securities	68,911	504	(2,875)	66,540	51,716

	$259,011	$592	$(2,967)	$256,636	$191,978

As of March 31, 2019, the fair market value of investments in available-for-sale securities with unrealized losses totaled $120.0 million. Of this value, $32.9 million had unrealized losses of $1.3 million for greater than one year and $87.1 million had unrealized losses of $0.1 million for less than one year.

As of December 31, 2018, the fair market value of investments with unrealized losses totaled $192.0 million. Of this value, $28.5 million had unrealized losses of $1.6 million greater than one year and $163.5 million had unrealized losses of $1.4 million for less than one year.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at March 31, 2019 and December 31, 2018 were temporary.

The contractual maturities of investments in available-for-sale securities held at March 31, 2019 were as follows:

	March 31, 2019
	Cost	Fair Market Value
	(in thousands)
Due within one year	$421,024	$421,088
Due after 1 year through 5 years	9,325	9,343
Due after 5 years through 10 years	14,026	13,659
Due after 10 years	39,873	40,304

Total	$484,248	$484,394

Contractual maturities of investments in available-for-sale securities held at March 31, 2019 exclude $3.3 million of debt mutual funds as they do not have a contractual maturity date.

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

The notional amount of foreign currency forward contracts at March 31, 2019 and December 31, 2018 was $148.8 million and $163.1 million, respectively.

Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of March 31, 2019 and December 31, 2018:

	Balance Sheet Location	March 31, 2019	December 31, 2018
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$17	$79
Foreign exchange contracts	Other current liabilities	(291)	(514)

Total derivatives		$(274)	$(435)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended March 31, 2019 and April 1, 2018.

	Location of Losses (Gains) Recognized in Statement of Operations	For the Three Months Ended
		March 31, 2019	April 1, 2018
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$3,934	$1,575

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies.
(2)

For the three months ended March 31, 2019 and April 1, 2018, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.2 million and $0.6 million, respectively.

See Note I: “Debt” regarding derivatives related to the convertible senior notes.

H. LEASES

On January 1, 2019, Teradyne adopted ASC 842 using the modified retrospective approach. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). Adoption of ASC 842 resulted in recording ROU assets and lease liabilities of approximately $50.1 million and $54.3 million, respectively. The adoption of ASC 842 did not have a material impact on beginning retained earnings, the consolidated statement of operations, cash flows, or earnings per share.

Teradyne has facility and auto leases, which are accounted for as operating leases. Teradyne’s facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Remaining lease terms range from less than one year to ten years.

Total lease expense for the three months ended March 31, 2019 was $7.2 million, and included $1.4 million of variable lease costs and $0.7 million of costs related to short terms leases which are not recorded on the consolidated balance sheets.

At March 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.2 years and 5.1%, respectively.

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended
March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$5,059
Right-of-use assets obtained in exchange for new lease obligations	5,737

Maturities of lease liabilities as of March 31, 2019 were as follows:

Operating Leases
(in thousands)
2019	$15,375
2020	18,967
2021	14,514
2022	10,262
2023	5,719
Thereafter	11,484

Total lease payments	76,321
Less imputed interest	(21,083)

Total lease liabilities	$55,238

As of December 31, 2018, future non-cancelable rent obligations as determined under ASC 840 were as follows:

Operating Leases
(in thousands)
2019	$19,570
2020	18,293
2021	13,578
2022	9,693
2023	5,449
Thereafter	9,472

Total lease payments	$76,055

I. DEBT

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

Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.5 million shares of common stock. As of March 31, 2019, the strike price of the warrants was approximately $39.78 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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

Teradyne considered the guidance of ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” and concluded that the convertible note hedge is both indexed to Teradyne’s common stock and should be classified in stockholders’ equity in its statements of financial position. The convertible note hedge is considered indexed to Teradyne’s common stock as the terms of the Note Hedge Transactions do not contain an exercise contingency and the settlement amount equals the difference between the fair value of a fixed number of Teradyne’s shares and a fixed strike price. Because the only variable that can affect the settlement amount is Teradyne’s stock price, which is an input to the fair value of a fixed-for-fixed option contract, the convertible note hedge is considered indexed to Teradyne’s common stock.

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

Teradyne analyzed the Warrant Transactions under ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity,” and other relevant literature, and determined that it met the criteria for classification as an equity transaction and is considered indexed to Teradyne’s common stock. As a result, Teradyne recorded the proceeds from the warrants as an increase to additional paid-in capital. Teradyne does not recognize subsequent changes in fair value of the warrants in its financial statements.

The provisions of ASC 470-20, “Debt with Conversion and Other Options,” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to interest expense using the effective interest method over the seven year term of the Notes. As of March 31, 2019, debt issuance costs were approximately $5.1 million.

The below tables represent the key components of Teradyne’s convertible senior notes:

	March 31, 2019	December 31, 2018
	(in thousands)
Debt Principal	$460,000	$460,000
Unamortized discount	76,410	80,019

Net Carrying amount of convertible debt	$383,590	$379,981

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Contractual interest expense on the coupon	$1,438	$1,438
Amortization of the discount component recognized as interest expense	3,608	3,434

Total interest expense on the convertible debt	$5,046	$4,872

As of March 31, 2019, the remaining unamortized discount was $76.4 million, which will be amortized over 4.7 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of March 31, 2019, the if-converted value of the Notes was $578.1 million.

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

Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $2.3 million in costs related to the revolving credit facility. These costs are being amortized over the five-year term of the revolving credit facility and are included in interest expense in the statements of operations. As of May 10, 2019, Teradyne has not borrowed any funds under the Credit Facility.

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

The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s and its Restricted Subsidiaries’ ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter: a consolidated leverage ratio and an interest coverage ratio. As of May 10, 2019, Teradyne was in compliance with all covenants.

The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.

J. PREPAYMENTS

Prepayments consist of the following and are included in prepayments and other assets on the balance sheet:

	March 31, 2019	December 31, 2018
	(in thousands)
Contract manufacturer and supplier prepayments	$147,015	$131,642
Prepaid taxes	13,404	9,646
Prepaid maintenance and other services	7,703	8,487
Other prepayments	16,111	12,744

Total prepayments	$184,233	$162,519

K. DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	March 31, 2019	December 31, 2018
	(in thousands)
Maintenance and training	$58,394	$58,362
Extended warranty	27,242	27,422
Customer advances, undelivered performance obligations and other	31,971	24,677

Total deferred revenue and customer advances	$117,607	$110,461

L. PRODUCT WARRANTY

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

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Balance at beginning of period	$7,909	$8,200
Acquisition	14	—
Accruals for warranties issued during the period	3,066	3,063
Accruals related to pre-existing warranties	1,330	(139)
Settlements made during the period	(4,567)	(3,576)

Balance at end of period	$7,752	$7,548

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Balance at beginning of period	$27,422	$24,438
Deferral of new extended warranty revenue	5,820	5,139
Recognition of extended warranty deferred revenue	(6,000)	(4,987)

Balance at end of period	$27,242	$24,590

M. STOCK-BASED COMPENSATION

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

In January 2019 and 2018, Teradyne granted PRSUs to its executive officers with a performance metric based on three-year cumulative non-GAAP profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue. Non-GAAP PBIT is a financial measure equal to GAAP income from operations less restructuring and other, net; amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; non-cash convertible debt interest expense; and other non-recurring gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 200% to 0% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the shorter of the three year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for employees meeting the retirement provisions prior to the grant date will be recognized in full on the date of grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

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

During the three months ended March 31, 2019 and April 1, 2018, Teradyne granted 0.1 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $48.47 and $54.85, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
Risk-free interest rate	2.6%	2.2%
Teradyne volatility-historical	31.8%	26.8%
NYSE Composite Index volatility-historical	12.0%	12.4%
Dividend yield	1.0%	0.8%

Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for the 2019 and 2018 grant over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share for 2019 grants and 2018 grants, divided by Teradyne’s stock price on the grant date of $36.75 for the 2019 grant and $47.70 for the 2018 grant.

During the three months ended March 31, 2019 and April 1, 2018, Teradyne granted 0.1 million and 0.1 million, respectively, of PBIT PRSUs with a grant date fair value of $35.67 and $46.62, respectively.

During the three months ended March 31, 2019, Teradyne granted 0.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $35.88 and 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $10.26.

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

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
Expected life (years)	5.0	5.0
Risk-free interest rate	2.6%	2.4%
Volatility-historical	30.1%	26.4%
Dividend yield	1.0%	0.8%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share for 2019 and 2018 grants divided by Teradyne’s stock price on the grant date of $36.75 for the 2019 grant and $47.70 for the 2018 grant.

N. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended March 31, 2019
Balance at December 31, 2018, net of tax of $0, $(521), $(1,081), respectively	$(12,523)	$(1,845)	$1,328	$(13,040)
Other comprehensive income before reclassifications, net of tax of $0, $577, $0, respectively	(4,659)	2,100	—	(2,559)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(20), $(11), respectively	—	(70)	(37)	(107)

Net current period other comprehensive income (loss), net of tax of $0, $557, $(11), respectively	(4,659)	2,030	(37)	(2,666)

Balance at March 31, 2019, net of tax of $0, $36, $(1,092), respectively	$(17,182)	$185	$1,291	$(15,706)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Three Months Ended April 1, 2018
Balance at December 31, 2017, net of tax of $0, $1,815, $(932), respectively	$15,919	$1,362	$1,495	$18,776
Other comprehensive income (loss) before reclassifications, net of tax of $0, $(718), $0, respectively	10,541	(2,687)	—	7,854
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $78, $(18), respectively	—	1,668	(61)	1,607

Net current period other comprehensive income (loss), net of tax of $0, $(640), $(18), respectively	10,541	(1,019)	(61)	9,461
Reclassification of income tax effects from the Tax Reform Act, net of tax of $0, $(691), $(78), respectively (a)	—	691	78	769
Reclassification of unrealized gains on equity securities, net of tax of $0, $(902), $0, respectively (b)	—	(3,125)	—	(3,125)

Balance as April 1, 2018, net of tax of $0, $(418), $(1,028), respectively	$26,460	$(2,091)	$1,512	$25,881

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

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended March 31, 2019 and April 1, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	March 31, 2019	April 1, 2018
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains (losses), net of tax of $20, $(78), respectively	$70	$(1,668)	Interest (expense) income
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $11, $18, respectively	37	61	(a)

Total reclassifications, net of tax of $31, $(60), respectively	$107	$(1,607)	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit. See Note R: “Retirement Plans.”

O. GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill

Teradyne performs its annual goodwill impairment test as required under the provisions of ASC 350-10, “Intangibles—Goodwill and Other” on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended March 31, 2019, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2018
Goodwill	$363,358	$158,699	$361,819	$260,540	$1,144,416
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	363,358	10,516	7,976	—	381,850
Lemsys acquisition	—	—	—	1,145	1,145
Foreign currency translation adjustment	(3,494)	—	—	12	(3,482)

Balance at March 31, 2019
Goodwill	359,864	158,699	361,819	261,697	1,142,079
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$359,864	$10,516	$7,976	$1,157	$379,513

Intangible Assets

Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	March 31, 2019
	Gross Carrying Amount (1)	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$337,218	$(259,129)	$(4,812)	$73,277
Customer relationships	100,743	(85,469)	(408)	14,866
Tradenames and trademarks	64,670	(32,897)	(973)	30,800
Non-compete agreement	320	(320)	—	—
Backlog	780	(349)	(2)	429

Total intangible assets	$503,731	$(378,164)	$(6,195)	$119,372

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$336,308	$(252,080)	$(4,079)	$80,149
Customer relationships	97,153	(83,448)	(340)	13,365
Tradenames and trademarks	64,420	(31,653)	(799)	31,968
Non-compete agreement	320	(320)	—	—
Backlog	30	(30)	—	—

Total intangible assets	$498,231	$(367,531)	$(5,218)	$125,482

(1)	Includes $5.5 million of intangible assets from Lemsys acquisition.

Aggregate intangible asset amortization expense was $10.6 million and $7.7 million, for the three months ended March 31, 2019 and April 1, 2018, respectively.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2019 (remainder)	29,184
2020	24,852
2021	14,707
2022	13,815
2023	13,339
Thereafter	23,475

P. NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$109,138	$86,974

Weighted average common shares-basic	173,532	195,255
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	2,186	4,398
Convertible note hedge warrant shares (2)	—	1,830
Restricted stock units	1,021	1,666
Stock options	222	321
Employee stock purchase plan	11	14

Dilutive potential common shares	3,440	8,229

Weighted average common shares-diluted	176,972	203,484

Net income per common share-basic	$0.63	$0.45

Net income per common share-diluted	$0.62	$0.43

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

The computation of diluted net income per common share for the three months ended March 31, 2019 excludes the effect of the potential vesting of 0.6 million of restricted stock units because the effect would have been anti-dilutive.

The computation of diluted net income per common share for the three months ended April 1, 2018 excludes the effect of the potential vesting of 0.4 million shares of restricted stock units because the effect would have been anti-dilutive.

Q. RESTRUCTURING AND OTHER

During the three months ended March 31, 2019, Teradyne recorded an expense of $3.0 million for the increase in the fair value of the MiR contingent consideration liability, $1.3 million of acquisition related compensation and expenses, and $0.8 million of severance charges related to headcount reductions primarily in Semiconductor Test.

During the three months ended April 1, 2018, Teradyne recorded a $5.0 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability, partially offset by $3.9 million recorded for employee severance charges, primarily in Semiconductor Test, and $0.8 million of acquisition related expenses.

R. RETIREMENT PLANS

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

In the three months ended March 31, 2019, Teradyne contributed $0.7 million to the U.S. supplemental executive defined benefit pension plan and $0.2 million to certain qualified pension plans for non-U.S. subsidiaries.

For the three months ended March 31, 2019 and April 1, 2018, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	March 31, 2019		April 1, 2018
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$405	$188	$571	$213
Interest cost	1,795	173	2,997	186
Expected return on plan assets	(1,511)	(7)	(3,369)	(5)
Amortization of prior service cost	—	—	14	—

Total net periodic pension cost	$689	$354	$213	$394

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

For the three months ended March 31, 2019 and April 1, 2018, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Service cost	$9	$9
Interest cost	85	50
Amortization of prior service credit	(48)	(93)
Special termination benefits	—	1,626

Total net periodic postretirement benefit cost	$46	$1,592

S. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2019, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $263.0 million, of which $255.3 million is for less than one year.

Legal Claims

Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.

T. INCOME TAXES

The effective tax rate for the three months ended March 31, 2019 and April 1, 2018 was (16.1)% and 9.2%, respectively.

The decrease in the effective tax rate from the three months ended April 1, 2018 to the three months ended March 31, 2019 resulted from discrete tax benefits from the release of reserves for uncertain tax positions, increases in benefits related to the U.S. foreign derived intangible income deduction and U.S. research and development tax credits, a decrease in expense related to the uncertain tax positions for transfer pricing and a reduction in discrete tax expense associated with remeasurement of deferred tax assets as a result of reductions in tax rates. These reductions were partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, an increase in the U.S. global intangible low-taxed income inclusion and a reduction in the discrete benefit from stock based compensation.

The effective tax rate for the three months ended March 31, 2019 and April 1, 2018 was lower than the expected federal statutory rate because of the favorable effect of statutory rates applicable to income earned outside the United States, the benefit from U.S. research and development tax credits, the benefit from stock based compensation deductions, and the benefit of the U.S. foreign derived intangible income deduction partially offset by the U.S. global intangible low-taxed income inclusion. The effective tax rate for the three months ended March 31, 2019 was also reduced by discrete tax benefits from the release of reserves for uncertain tax positions. The effective rate for the three months ended April 1, 2018 was also increased by additions to the uncertain tax positions for transfer pricing.

Discrete tax items recorded in the three months ended March 31, 2019 amounted to $30.2 million of net benefit. The $30.2 million of discrete tax benefit consisted of $28.8 million of benefit resulting from the release of reserves for uncertain tax positions, $3.8 million of benefit from stock based compensation, $2.9 million of expense from an increase in U.S. state valuation allowances and $0.5 million of other discrete tax benefit. The release of reserves for uncertain tax positions and the increase in U.S. state valuation allowances were associated with the conclusion of the U.S. Federal income tax audit for the year ended December 31, 2015.

Discrete tax items recorded in the three months ended April 1, 2018 amounted to $6.0 million of net benefit. The $6.0 million of discrete tax benefit consisted of $7.6 million of benefit from stock based compensation, $1.7 million of expense from the write down of deferred tax assets as a result of reductions in tax rates, $0.7 million of other discrete tax benefits and $0.6 million of other discrete tax expenses.

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of March 31, 2019, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of March 31, 2019 and December 31, 2018, Teradyne had $13.5 million and $43.4 million, respectively, of reserves for uncertain tax positions. The $29.9 million net decrease in reserves for uncertain tax positions is composed of reductions in uncertain tax positions amounting to $22.4 million related to transfer pricing and $7.4 million associated with U.S. research and development tax credits. These reductions resulted from the conclusion of the U.S. Federal income tax audit for the year ended December 31, 2015.

As of March 31, 2019, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.2 million in the next twelve months, as a result of a lapse of statutes of limitation. The estimated decrease is composed of reserves relating to local tax incentives.

Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of March 31, 2019 and December 31, 2018, $0.6 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended March 31, 2019 and April 1, 2018, expense of $0.3 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended March 31, 2019 was $2.1 million, or $0.01 per diluted share. The tax savings due to the tax holiday for the three months ended April 1, 2018 was $3.0 million, or $0.01 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.

U. SEGMENT INFORMATION

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

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2018.

Segment information for the three months ended March 31, 2019 and April 1, 2018 is as follows:

	Semiconductor Test	Industrial Automation	System Test	Wireless Test	Corporate and Other	Consolidated
	(in thousands)
Three Months Ended March 31, 2019
Revenues	$340,853	$66,136	$58,220	$29,041	$(151)	$494,099
Income (loss) before income taxes (1)(2)	83,049	(5,295)	15,340	3,628	(2,743)	93,979
Total assets (3)	770,967	596,899	98,916	73,066	1,076,795	2,616,643
Three Months Ended April 1, 2018
Revenues	$373,328	$48,834	$43,019	$22,507	$(221)	$487,467
Income before income taxes (1)(2)	88,079	784	5,888	464	605	95,820
Total assets (3)	758,737	406,557	90,785	59,739	1,679,375	2,995,193

(1)

Included in Corporate and Other are: contingent consideration adjustments, severance charges, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations and acquisition related charges.

(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits related to restructuring and other and inventory charges.
(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$1,174	$2,166
Restructuring and other—employee severance	567	3,761

Included in the Industrial Automation segment are charges in the following line items in the statements of operations:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Restructuring and other—acquisition related expenses and compensation	$1,261	$—
Cost of revenues—inventory charge	416	200

Included in the System Test segment are charges in the following line item in the statements of operations:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$468	$320

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$339	$836

Included in Corporate and Other are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	March 31, 2019	April 1, 2018
	(in thousands)
Restructuring and other—MiR contingent consideration adjustment	$3,003	$—
Restructuring and other—Universal Robots contingent consideration adjustment	—	(4,968)
Restructuring and other—acquisition related expenses	—	774

V. SHAREHOLDERS’ EQUITY

Stock Repurchase Program

In January 2018, Teradyne’s Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. Teradyne intends to repurchase $500 million in 2019.

During the three months ended March 31, 2019, Teradyne repurchased 4.5 million shares of common stock for $156.5 million at an average price of $35.12 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of March 31, 2019 totaled 26.1 million shares of common stock for $979.9 million at an average price per share of $37.55.

During the three months ended April 1, 2018, Teradyne repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share.

The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend

Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2019, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three months ended March 31, 2019 were $15.6 million.

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

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are a leading global supplier of automation equipment for test and industrial applications. We design, develop, manufacture and sell automatic test systems used to test semiconductors, wireless products, data storage and complex electronics systems in the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our industrial automation products include collaborative robotic arms, autonomous mobile robots and advanced robotic control software used by global manufacturing and light industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing costs. Our automatic test equipment and industrial automation products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•	industrial automation (“Industrial Automation”) products;

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

On April 25, 2018, we acquired Mobile Industrial Robots ApS (“MiR”), a Danish limited liability company. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. The total purchase price was approximately $198 million, which included cash paid of approximately $145 million and $53 million in fair value of contingent consideration payable upon achievement of certain thresholds and targets for revenue and earnings before interest and taxes through 2020. Contingent consideration for 2018 was $31 million and was paid in March 2019. The maximum payment for the remaining MiR contingent consideration that could be paid is $83.2 million.

MiR and Energid are included in our Industrial Automation segment.

On January 30, 2019, we acquired all of the issued and outstanding shares of Lemsys SA (“Lemsys”) for a total purchase price of approximately $9.1 million. Lemsys strengthens our position in the electrification trends of vehicles, solar, wind, and industrial applications. Lemsys is included in our Semiconductor Test segment.

We believe our recent acquisitions have enhanced our opportunities for growth. We intend to continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended March 31, 2019 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as noted below.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“Topic 842”), which requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for operating leases with terms longer than twelve months. We adopted this standard and the related amendments (collectively “ASC 842”) on January 1, 2019 and utilized the modified retrospective approach provided by ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” that allowed for a cumulative effect adjustment in the period of adoption. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). We also utilized the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification. Adoption of ASC 842 resulted in recording ROU assets and lease liabilities of approximately $50.1 million and $54.3 million, respectively. Operating lease liabilities were calculated using the discount rate on January 1, 2019. The adoption of ASC 842 did not have a material impact on beginning retained earnings, the consolidated statement of operations, cash flows, or earnings per share.

Under ASC 842, a contract is or contains a lease when we have the right to control the use of an identified asset. We determine if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use. As of March 31, 2019, we do not have material leases that have not yet commenced.

We determine if the lease is operating or finance at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

For leases commencing after January 1, 2019, the lease liability is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As we are typically unable to determine the implicit rate, we use an incremental borrowing rate based on the lease term and economic environment at commencement date. We initially measure payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred. The ROU asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives.

Our contracts often include non-lease components such as common area maintenance. We elected the practical expedient to account for the lease and non-lease components as a single lease component. For leases with a term of one year or less we elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statement of earnings on a straight-line basis over the lease term. We include lease costs within cost of revenues and operating expenses

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2019	April 1, 2018
Percentage of revenues:
Revenues:
Products	80%	83%
Services	20	17

Total revenues	100	100
Cost of revenues:
Cost of products	33	37
Cost of services	8	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	45

Gross profit	58	55
Operating expenses:
Selling and administrative	21	19
Engineering and development	16	15
Acquired intangible assets amortization	2	2
Restructuring and other	1	—

Total operating expenses	39	35

Income from operations	19	20
Non-operating (income) expense:
Interest income	(2)	(1)
Interest expense	1	1
Other (income) expense, net	—	—

Income before income taxes	19	20
Income tax provision	(3)	2

Net income	22%	18%

Results of Operations

First Quarter 2019 Compared to First Quarter 2018

Revenues

Revenues by our four reportable segments were as follows:

	For the Three Months Ended
	March 31, 2019	April 1, 2018	Dollar Change
	(in millions)
Semiconductor Test	$340.9	$373.3	$(32.4)
Industrial Automation	66.1	48.8	17.3
System Test	58.2	43.0	15.2
Wireless Test	29.0	22.5	6.5

	$494.1	$487.5	$6.6

The decrease in Semiconductor Test revenues of $32.4 million, or 8.7%, was driven primarily by a decrease in memory test sales and lower mobility test sales, partially offset by higher image sensor test sales. The increase in Industrial Automation revenues of $17.3 million, or 35.5%, was due to higher demand for collaborative robotic arms and the acquisition of MiR, which was acquired in April 2018. MiR added $9.1 million of revenue in the three months ended March 31, 2019.

The increase in System Test revenues of $15.2 million, or 35.3%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive and higher sales in Production Board Test. The increase in Wireless Test revenues of $6.5 million, or 28.9%, was primarily due to higher demand for millimeter wave and cellular test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	March 31, 2019	April 1, 2018
Taiwan	17%	28%
China	17	17
United States	15	13
Japan	12	5
Europe	11	10
Korea	10	11
Singapore	6	3
Philippines	4	6
Thailand	4	2
Malaysia	3	4
Rest of World	1	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	March 31, 2019	April 1, 2018
	(in millions)
Gross profit	$287.6	$269.8	$17.8
Percent of total revenues	58.2%	55.4%	2.8

Gross profit as a percent of revenue increased by 2.8 points, primarily due to favorable product mix.

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

During the three months ended March 31, 2019, we recorded an inventory provision of $2.4 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $1.2 million was related to Semiconductor Test and $0.5 million was related to System Test.

During the three months ended April 1, 2018, we recorded an inventory provision of $3.5 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels of which $2.2 million was related to Semiconductor Test, $0.8 million was related to Wireless Test, $0.3 million was related to System Test, and $0.2 million was related to Industrial Automation.

During the three months ended March 31, 2019 and April 1, 2018, we scrapped $0.4 million and $0.3 million of inventory, respectively. During the three months ended March 31, 2019 and April 1, 2018, we sold $0.8 million and $2.2 million of previously written-down or written-off inventory, respectively. As of March 31, 2019, we had inventory related reserves for inventory, which had been written-down or written-off totaling $100.9 million. We have no pre-determined timeline to scrap the remaining inventory.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	March 31, 2019	April 1, 2018	Dollar Change
	(in millions)
Selling and administrative	$102.0	$90.5	$11.5
Percent of total revenues	20.6%	18.6%

The increase of $11.5 million in selling and administrative expenses was due primarily to higher spending in Industrial Automation due to higher sales and marketing spending in Universal Robots and due to the acquisitions of MiR and Energid in 2018.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	March 31, 2019	April 1, 2018
	(in millions)
Engineering and development	$76.8	$74.4	$2.4
Percent of total revenues	15.5%	15.3%

The increase of $2.4 million in engineering and development expenses was primarily due to higher spending in Industrial Automation and Wireless Test, partially offset by lower spending in Semiconductor Test.

Acquired Intangible Assets Amortization

Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended
	March 31, 2019	April 1, 2018	Dollar Change
	(in millions)
Acquired intangible assets amortization	$10.6	$7.7	$2.9
Percent of total revenues	2.2%	1.6%

Acquired intangible assets amortization expense increased primarily due to Industrial Automation acquisitions of MiR and Energid in 2018 and the Semiconductor Test acquisition of Lemsys in 2019.

Restructuring and Other

During the three months ended March 31, 2019, we recorded an expense of $3.0 million for the increase in the fair value of the MiR contingent consideration liability, $1.3 million of acquisition related compensation and expenses, and $0.8 million of severance charges related to headcount reductions primarily in Semiconductor Test.

During the three months ended April 1, 2018, we recorded a $5.0 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability, partially offset by $3.9 million recorded for employee severance charges, primarily in Semiconductor Test, and $0.8 million of acquisition related expenses.

Interest and Other

	For the Three Months Ended
	March 31, 2019	April 1, 2018	Dollar Change
	(in millions)
Interest income	$(8.1)	$(6.0)	$(2.1)
Interest expense	5.7	6.9	(1.2)
Other (income) expense, net	1.4	0.8	0.6

Interest income increased by $2.1 million due primarily to unrealized gains on equity marketable securities in 2019. Interest expense decreased by $1.2 million due primarily to lower realized losses on sales of marketable securities in 2019.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	March 31, 2019	April 1, 2018	Dollar Change
	(in millions)
Semiconductor Test	$83.0	$88.1	$(5.0)
System Test	15.3	5.9	9.5
Wireless Test	3.6	0.5	3.2
Industrial Automation	(5.3)	0.8	(6.1)
Corporate and Other (1)	(2.7)	0.6	(3.3)

	$94.0	$95.8	$(1.8)

(1)

Included in Corporate and Other are: contingent consideration adjustments, employee severance, interest income, interest expense, net foreign exchange gains and losses, intercompany eliminations, and acquisition related expenses.

The decrease in income before income taxes in Semiconductor Test was driven primarily by a decrease in memory test sales and lower mobility test sales partially offset by higher image sensor test sales. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of 3.5” hard disk drive and higher sales in Production Board Test. The increase in income before income taxes in Wireless Test was primarily due to higher demand for millimeter wave and cellular test products. The decrease in income before income taxes in Industrial Automation was primarily due to increased intangible assets amortization expense from the acquisitions of MiR and Energid in 2018.

Income Taxes

The effective tax rate for the three months ended March 31, 2019 and April 1, 2018 was (16.1)% and 9.2%, respectively. The decrease in the effective tax rate from the three months ended April 1, 2018 to the three months ended March 31, 2019 resulted from discrete tax benefit from the release of reserves for uncertain tax positions, increases in benefits related to the U.S. foreign derived intangible income deduction and U.S. research and development tax credits, a decrease in expense related to the uncertain tax positions for transfer pricing and a reduction in discrete tax expense associated with remeasurement of deferred tax assets as a result of reductions in tax rates. These reductions were partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, an increase in the U.S. global intangible low-taxed income inclusion and a reduction in the discrete benefit from stock based compensation.

Contractual Obligations

The following table reflects our contractual obligations as of March 31, 2019:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Convertible debt	$460,000	$—	$—	$460,000	$—	$—
Purchase obligations	262,970	255,335	7,635	—	—	—
Retirement plans contributions	126,034	4,993	10,370	11,019	99,652	—
Transition tax payable (1)	91,186	7,295	14,590	14,590	54,711	—
Operating lease obligations	76,323	20,487	31,178	14,346	10,312	—
Fair value of contingent consideration	38,313	22,803	15,510	—	—	—
Interest on long-term debt	28,750	5,750	11,500	11,500	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (2)	62,189	—	25,571	7,272	—	29,346

Total	$1,145,765	$316,663	$116,354	$518,727	$164,675	$29,346

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

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities balances decreased by $207.8 million in the three months ended March 31, 2019 to $996.7 million.

Operating activities during the three months ended March 31, 2019 provided cash of $18.0 million. Changes in operating assets and liabilities used cash of $134.2 million. This was due to a $63.3 million increase in operating assets and a $70.9 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $41.7 million increase in accounts receivable due to increased sales, a $18.6 million increase in prepayments and other assets, and a $2.9 million increase in inventories.

The decrease in operating liabilities was due to a $59.5 million decrease in accrued employee compensation due primarily to first quarter payments related to variable compensation, a $22.8 million decrease in income taxes, an $11.5 million decrease in other accrued liabilities, and $1.2 million of retirement plan contributions, partially offset by a $17.7 million increase in accounts payable, and a $6.5 million increase in deferred revenue and customer advance payments.

Investing activities during the three months ended March 31, 2019 used cash of $261.0 million, due to $375.2 million used for purchases of marketable securities, $25.7 million used for purchases of property, plant and equipment, and $7.0 million, net of cash acquired, used for the acquisition of Lemsys, partially offset by $141.2 million and $5.4 million in proceeds from maturities and sales of marketable securities, respectively, and proceeds from life insurance of $0.3 million related to the cash surrender value from the cancellation of a Teradyne owned life insurance policy.

Financing activities during the three months ended March 31, 2019 used cash of $199.8 million, due to $156.5 million used for the repurchase of 4.5 million shares of common stock at an average price of $35.12 per share, $27.6 million used for a payment related to MiR and Universal Robots acquisition contingent consideration, $15.6 million used for dividend payments, and $14.3 million used for payments related to net settlements of employee stock compensation awards, partially offset by $14.3 million from the issuance of common stock under employee stock purchase and stock option plans.

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

In January 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three months ended March 31, 2019 were $15.6 million.

In January 2018, our Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three months ended April 1, 2018 were $17.6 million.

In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $500 million in 2019. During the three months ended March 31, 2019, we repurchased 4.5 million shares of common stock for $156.5 million at an average price of $35.12 per share. During the three months ended April 1, 2018, we repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of March 31, 2019 totaled 26.1 million shares of common stock for $979.9 million at an average price per share of $37.55.

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

Equity Compensation Plans

As discussed in Note O: “Stock Based Compensation” in our 2018 Annual Report on Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

On January 26, 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” The new guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The revised guidance will be applied prospectively, and is effective in 2020. Early adoption is permitted for any impairment tests performed after January 1, 2017. We are currently evaluating the impact of this ASU on our financial position, results of operations and statements of cash flows.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7a, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on March 1, 2018. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016,

Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of March 31, 2019, the Notes had a fair value of $644.6 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the first quarter of 2019 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$693,013	$48,438	7.5%
No Change	644,575	—	—
10% Decrease	598,497	(46,078)	(7.1)

See Note I: “Debt” for further information.

Item 4:	Controls and Procedures

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

In addition to other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $500 million in 2019. During the three months ended March 31, 2019, we repurchased 4.5 million shares of common stock for $156.5 million at an average price of $35.12 per share. During the three months ended April 1, 2018, we repurchased 2.9 million shares of common stock for $134.3 million at an average price of $45.69 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of March 31, 2019 totaled 26.1 million shares of common stock for $979.9 million at an average price per share of $37.55.

The following table includes information with respect to repurchases we made of our common stock during the three months ended March 31, 2019 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
January 1, 2019 – January 27, 2019	2,424		$31.59		2,424	$599,950
January 28, 2019 – February 24, 2019	1,240		$37.58		853	$567,513
February 25, 2019 – March 31, 2019	1,183		$40.24		1,180	$520,054

	4,847	(1)	$35.24	(1)	4,457

(1)	Includes three hundred ninety one thousand shares at an average price of $36.60 withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

10.1	Teradyne Offer of Employment dated February 8, 2019 for Sanjay Mehta*

10.2	Executive Officer Change in Control Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta*

10.3	Employment Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta *

10.4	Agreement Regarding Termination Benefits dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta*

10.5	Time-Based Restricted Stock Unit Agreement dated May 1, 2019 for Sanjay Mehta under 2006 Equity and Cash Compensation Incentive Plan*

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Mangement Contract and Compensatory Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/S/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

May 10, 2019