Form 10-Q
period 2019-06-30
TERADYNE, INC
filed 2019-08-09
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
Securities registered purs
uant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.125 per share	TER	Nasdaq Stock Market LLC

The number of shares outstanding of the registrant’s only class of Common Stock as of August 5, 2019 was 169,945,820 shares.

TERADYNE, INC.

PART I
Item 1:	Financial Statements

TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$495,107	$926,752
Marketable securities	400,227	190,096
Accounts receivable, less allowance for doubtful accounts of $1,736 and $1,673 at June 30, 2019 and December 31, 2018, respectively	372,199	291,267
Inventories, net	164,461	153,541
Prepayments and other current assets	184,832	170,826

Total current assets	1,616,826	1,732,482
Property, plant and equipment, net	295,895	279,821
Operating lease right-of-use assets, net	56,315	—
Marketable securities	99,001	87,731
Deferred tax assets	67,886	70,848
Other assets	25,712	11,509
Retirement plans assets	16,449	16,883
Acquired intangible assets, net	109,494	125,482
Goodwill	383,936	381,850

Total assets	$2,671,514	$2,706,606
LIABILITIES
Current liabilities:
Accounts payable	$103,449	$100,688
Accrued employees’ compensation and withholdings	121,940	148,566
Deferred revenue and customer advances	89,837	77,711
Other accrued liabilities	77,053	78,272
Current operating lease liabilities	18,041	—
Contingent consideration	11,753	34,865
Income taxes payable	44,927	36,185

Total current liabilities	467,000	476,287
Retirement plans liabilities	122,596	117,456
Long-term deferred revenue and customer advances	37,365	32,750
Deferred tax liabilities	17,800	20,662
Long-term other accrued liabilities	9,660	37,547
Long-term contingent consideration	15,094	35,678
Long-term operating lease liabilities	46,460	—
Long-term incomes taxes payable	88,884	83,891
Debt	387,243	379,981

Total liabilities	1,192,102	1,184,252

Commitments and contingencies (See Note S)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 170,436 and 175,522 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	21,305	21,940
Additional paid-in capital	1,688,211	1,671,645
Accumulated other comprehensive loss	(7,591)	(13,040)
Accumulated deficit	(222,513)	(158,191)

Total shareholders’ equity	1,479,412	1,522,354

Total liabilities and shareholders’ equity	$2,671,514	$2,706,606

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on
Form
10-K
for the
year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands, except per share amount)
Revenues:
Products	$457,511	$434,051	$850,953	$837,976
Services	106,667	92,878	207,324	176,420

Total revenues	564,178	526,929	1,058,277	1,014,396
Cost of revenues:
Cost of products	193,299	180,777	358,667	361,735
Cost of services	46,961	38,818	88,057	75,495

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	240,260	219,595	446,724	437,230

Gross profit	323,918	307,334	611,553	577,166
Operating expenses:
Selling and administrative	108,811	99,410	210,824	189,916
Engineering and development	81,434	75,342	158,225	149,750
Acquired intangible assets amortization	10,083	9,793	20,717	17,491
Restructuring and other	(10,404)	2,389	(5,292)	2,076

Total operating expenses	189,924	186,934	384,474	359,233

Income from operations	133,994	120,400	227,079	217,933
Non-operating (income) expense:
Interest income	(5,430)	(5,427)	(13,482)	(11,407)
Interest expense	5,800	5,639	11,513	12,530
Other (income) expense, net	2,447	176	3,892	979

Income before income taxes	131,177	120,012	225,156	215,831
Income tax provision	33,780	18,975	18,621	27,821

Net income	$97,397	$101,037	$206,535	$188,010
Net income per common share:
Basic	$0.57	$0.53	$1.20	$0.97
Diluted	$0.55	$0.52	$1.16	$0.94
Weighted average common shares—basic	171,241	190,730	172,387	192,992
Weighted average common shares—diluted	178,590	194,909	177,781	199,197

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Net income	$97,397	$101,037	$206,535	$188,010
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0	5,642	(29,323)	983	(18,781)
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $678, $(25), $1,256, $(744), respectively	2,537	198	4,637	(2,489)
Less: Reclassification adjustment for (gains) losses included in net income, net of tax of $(6), $(68), $(26), $11, respectively	(27)	(199)	(97)	1,469

	2,510	(1)	4,540	(1,020)
Defined benefit pension and post-retirement plans:
Amortization of prior service benefit included in net periodic pension and post-retirement benefit, net of tax of $(11), $(18), $(21), $(35), respectively	(37)	(61)	(74)	(123)

Other comprehensive income (loss)	8,115	(29,385)	5,449	(19,924)

Comprehensive income	$105,512	$71,652	$211,984	$168,086

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock Shares Issued	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
For the Three Months Ended June 30, 2019	(in thousands)
Balance, March 31, 2019	172,353	$21,544	$1,679,997	$(15,706)	$(215,607)	$1,470,228
Net issuance of common stock under stock-based plans	99	13	679			692
Stock-based compensation expense			7,535			7,535
Repurchase of common stock	(2,016)	(252)			(88,902)	(89,154)
Cash dividends ($0.09 per share)					(15,401)	(15,401)
Net income					97,397	97,397
Other comprehensive income				8,115		8,115

Balance, June 30, 2019	170,436	$21,305	$1,688,211	$(7,591)	$(222,513)	$1,479,412

For the Three Months Ended July 1, 2018
Balance, April 1, 2018	193,808	$24,226	$1,638,756	$25,881	$216,120	$1,904,983
Net issuance of common stock under stock-based plans	54	7	(114)			(107)
Stock-based compensation expense			7,037			7,037
Repurchase of common stock	(5,900)	(738)			(225,782)	(226,520)
Cash dividends ($0.09 per share)					(17,105)	(17,105)
Net income					101,037	101,037
Other comprehensive loss				(29,385)		(29,385)

Balance, July 1, 2018	187,962	$23,495	$1,645,679	$(3,504)	$74,270	$1,739,940

For the Six Months Ended June 30, 2019
Balance, December 31, 2018	175,522	$21,940	$1,671,645	$(13,040)	$(158,191)	$1,522,354
Net issuance of common stock under stock-based plans	1,385	174	469			643
Stock-based compensation expense			16,097			16,097
Repurchase of common stock	(6,471)	(809)			(239,815)	(240,624)
Cash dividends ($0.09 per share)					(31,042)	(31,042)
Net income					206,535	206,535
Other comprehensive income				5,449		5,449

Balance, June 30, 2019	170,436	$21,305	$1,688,211	$(7,591)	$(222,513)	$1,479,412

For the Six Months Ended July 1, 2018
Balance, December 31, 2017	195,548	$24,444	$1,638,413	$18,776	$272,013	$1,953,646
Net issuance of common stock under stock-based plans	1,253	157	(8,243)			(8,086)
Stock-based compensation expense			15,509			15,509
Repurchase of common stock	(8,839)	(1,106)			(366,085)	(367,191)
Cash dividends ($0.09 per share)					(34,703)	(34,703)
Net income					188,010	188,010
Other comprehensive loss				(19,924)		(19,924)
Reclassification of unrealized gains on equity securities				(3,125)	3,125	—
Reclassification of tax effects resulting from the Tax Reform Act				769	(769)	—
Cumulative effect of changes in accounting principle related to revenue recognition					12,679	12,679

Balance, July 1, 2018	187,962	$23,495	$1,645,679	$(3,504)	$74,270	$1,739,940

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2018, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30, 2019	July 1, 2018
	(in thousands)
Cash flows from operating activities:
Net income	$206,535	$188,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,882	33,156
Amortization	24,976	20,177
Stock-based compensation	18,109	17,625
Deferred taxes	515	17,312
Provision for excess and obsolete inventory	5,799	6,175
Contingent consideration fair value adjustment	(8,701)	(8,468)
(Gains) losses on marketable securities	(3,741)	762
Retirement plan actuarial losses (gains)	448	(71)
Other	429	406
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(79,478)	(179,403)
Inventories	(2,447)	(21,283)
Prepayments and other assets	(17,067)	1,641
Accounts payable and other liabilities	(14,424)	(8,155)
Deferred revenue and customer advances	15,826	10,518
Retirement plans contributions	(2,414)	(2,173)
Income taxes	(14,973)	(26,308)

Net cash provided by operating activities	163,274	49,921

Cash flows from investing activities:
Purchases of property, plant and equipment	(58,956)	(62,663)
Purchases of marketable securities	(484,181)	(647,071)
Proceeds from sales of marketable securities	42,454	829,053
Proceeds from maturities of marketable securities	233,193	469,862
Proceeds from life insurance	273	—
Purchase of investments and acquisition of businesses, net of cash acquired	(21,970)	(170,632)

Net cash (used for) provided by investing activities	(289,187)	418,549

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	15,089	10,681
Repurchase of common stock	(247,222)	(360,795)
Dividend payments	(31,019)	(34,682)
Payments related to net settlement of employee stock compensation awards	(14,446)	(19,751)
Payments of contingent consideration	(27,615)	(13,571)

Net cash used for financing activities	(305,213)	(418,118)

Effects of exchange rate changes on cash and cash equivalents	(519)	189

(Decrease) increase in cash and cash equivalents	(431,645)	50,541
Cash and cash equivalents at beginning of period	926,752	429,843

Cash and cash equivalents at end of period	$495,107	$480,384

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
Investment in Other Company
Teradyne holds an investment in a private company
that develops and sells advanced wearable technology
. Teradyne does not have the ability to exert significant influence over the company. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer on a quarterly basis. See Note D: “Acquisitions and Investment in Other Company.”

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
2018-11,
“Leases (Topic 842): Targeted
Improvements,”
that allowed for a cumulative effect adjustment in the period of adoption. Under this method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable lease accounting guidance (ASC 840). Teradyne also utilized the package of practical expedients permitted under the transition guidance which included the carry-forward of historical lease classification. Adoption of ASC
842
resulted in recording ROU assets and lease liabilities of approximately $
50.1
 million and $
54.3
 million, respectively. Operating lease liabilities were calculated using the discount rate on January
1
,
2019
. The adoption of ASC
842
did not have a material impact on beginning retained earnings, the consolidated statement of operations, cash flows, or earnings per share.
Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of June 30, 2019, Teradyne does not have material leases that have not yet commenced.

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
Teradyne’s contracts often include
non-lease
components such as common area maintenance. Teradyne elected the practical expedient to account for the lease and non-lease
components as a single lease component. For leases with a term of one year or less Teradyne has elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statement of earnings on a straight-line basis over the lease term. Teradyne includes lease costs within cost of revenues and operating expenses. See Note H: “Leases.”
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

D. ACQUISITIONS
AND INVESTMENT IN OTHER COMPANY
Acquisitions
Lemsys SA
On January 30, 2019, Teradyne acquired all of the issued and outstanding shares of Lemsys SA (“Lemsys”) for a total purchase price of approximately $9.1 million. Lemsys strengthens Teradyne’s position in the electrification trends of vehicles, solar, wind, and industrial applications. The Lemsys acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s Semiconductor Test segment from the date of acquisition. Teradyne’s final allocation of the purchase price was goodwill of $1.4 million, which is not deductible for tax purposes, acquired intangible assets of $4.6 million with an average estimated useful life of 5.2 years, and $3.1 million of net tangible assets. The acquisition was not material to Teradyne’s condensed consolidated financial statements.
Mobile Industrial Robots
On April 25, 2018, Teradyne acquired all of the issued and outstanding shares of Mobile Industrial Robots Aps (“MiR”), a Danish limited liability company located in Odense, Denmark. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. MiR is part of Teradyne’s Industrial Automation segment.
The total purchase price of $197.8 million included $145.2 million of cash paid and $52.6 million of contingent consideration measured at fair value. The contingent consideration is payable in Euros upon the achievement of certain thresholds and targets for revenue and earnings before interest and taxes for periods from January 1, 2018 to December 31, 2018; January 1, 2018 to December 31, 2019; and January 1, 2018 to December 31, 2020. The contingent consideration related to revenue for the period from January 1, 2018 to December 31, 2018 in the amount of $30.8 million was paid in March 2019. The remaining maximum contingent consideration that could be paid is $84.1 million.

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

The following unaudited pro forma information gives effect to the acquisition of MiR as if the acquisition occurred on January 1, 2018. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Three Months Ended	For the Six Months Ended
	July 1, 2018	July 1, 2018
	(in thousands)
Revenue	$528,238	$1,021,194
Net income	101,780	186,787
Net income per common share:
Basic	$0.53	$0.97

Diluted	$0.52	$0.94

Pro forma results for the three and six months ended July 1, 2018 were adjusted to exclude $2.3 million and $2.9 million
, respectively,
of acquisition related costs
, and $0.4 million of non-recurring expense related to fair value adjustment to acquisition-date inventory
.
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
Investment in Other Company
On June 3, 2019, Teradyne invested $15.0 million in RealWear, Inc. (“RealWear”). RealWear, a private company, develops and sells advanced wearable technology including industrial, hands-free, head-mounted augmented reality devices that make the workplace safer and more productive. Teradyne’s investment in RealWear aligns with its strategy of bringing the power of advanced automation to companies of all sizes to improve the productivity of their employees and the quality of their products and services. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer on a quarterly basis. At June 30, 2019 the value of the investment was $15.0 million.
E. REVENUE
For the three and six months ended June 30, 2019, revenues recognized in accordance with ASC 606: “
Revenue from Contracts with Customers”
were $562.5 million and $1,054.9 million, respectively. For the three and six months ended June 30, 2019, Teradyne also recognized $1.7 million and $3.4 million, respectively, of revenues from leases of Teradyne systems, which are accounted for outside of ASC 606.
For the three and six months ended July 1, 2018, revenues recognized in accordance with ASC 606: “
Revenue from Contracts with Customers”
were $523.3 million and $1,006.5 million, respectively.
For the three and six months ended July 1, 2018, Teradyne also recognized $
3.6 million and
$7.9 million, respectively, of revenues from leases of Teradyne systems, which are accounted for outside of ASC 606.
Disaggregation of Revenue

The following table provides information about disaggregated revenue by primary geographical market, major product line and timing of revenue recognition.

	For the Three Months Ended June 30, 2019
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	System on a chip (“SOC”)	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
	(in thousands)
Americas
Point in time	$7,426	$8,059	$17,225	$3,703	$1,341	$16,938	$2,783	$—	$5,250	$(89)	$62,636
Over time	8,175	724	6,850	—	792	255	—	787	676	—	18,259
Europe, Middle East and Africa
Point in time	9,819	2,016	211	—	2,974	26,545	5,041	—	620	—	47,226
Over time	5,212	284	505	—	1,615	399	—	477	48	—	8,540
Asia Pacific
Point in time	247,885	43,909	163	27,672	6,848	18,532	2,681	—	33,366	—	381,056
Over time	36,566	3,293	329	2,310	775	279	—	9	1,242	—	44,803
Lease Revenue	1,530	—	—	—	94	—	—	—	34	—	1,658
Total	$316,613	$58,285	$25,283	$33,685	$14,439	$62,948	$10,505	$1,273	$41,236	$(89)	$564,178

	For the Three Months Ended July 1, 2018
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	SOC	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
	(in thousands)
Americas
Point in time	$12,111	$2,827	$15,256	$5	$1,429	$16,053	$1,199	$—	$4,716	$(110)	$53,486
Over time	8,934	710	6,237	—	795	327	—	—	122	—	17,125
Europe, Middle East and Africa
Point in time	10,227	847	447	—	4,849	26,616	2,000	—	26	—	45,012
Over time	5,689	254	539	—	1,713	526	—	—	257	—	8,978
Asia Pacific
Point in time	218,352	59,633	385	31,824	3,741	13,895	1,310	—	27,663	—	356,803
Over time	34,951	2,285	258	1,428	744	131	—	—	2,103	—	41,900
Lease Revenue	3,268	—	—	—	32	—	—	—	325	—	3,625

Total	$293,532	$66,556	$23,122	$33,257	$13,303	$57,548	$4,509	$—	$35,212	$(110)	$526,929

	For the Six Months Ended June 30, 2019
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	SOC	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
	(in thousands)
Americas
Point in time	$15,403	$16,110	$32,007	$5,295	$4,595	$32,235	$6,322	$—	$7,340	$(240)	$119,067
Over time	16,365	1,436	13,300	—	1,521	501	—	1,047	827	—	34,997
Europe, Middle East and Africa
Point in time	20,851	2,168	250	—	8,038	52,448	8,883	—	1,356	—	93,994
Over time	10,493	563	974	—	3,169	815	—	766	93	—	16,873
Asia Pacific
Point in time	467,698	79,415	426	44,279	10,483	32,709	4,408	—	57,995	—	697,413
Over time	75,479	6,573	1,093	4,364	1,696	507	—	221	2,601	—	92,534
Lease Revenue	3,197	—	—	—	137	—	—	—	65	—	3,399

Total	$609,486	$106,265	$48,050	$53,938	$29,639	$121,249	$19,613	$2,034	$70,277	$(240)	$1,058,277

	For the Six Months Ended July 1, 2018
	Semiconductor Test		System Test			Industrial Automation			Wireless Test	Corporate and Other	Consolidated
	SOC	Memory	Defense/ Aerospace	Storage Test	Production Board Test	Universal Robots	Mobile Industrial Robots	Energid
	(in thousands)
Americas
Point in time	$21,711	$5,691	$26,853	$284	$3,189	$30,190	$1,199	$—	$9,695	$(332)	$98,480
Over time	17,517	1,406	12,425	—	1,552	652	—	—	233	—	33,785
Europe, Middle East and Africa
Point in time	22,352	986	1,943	—	8,886	49,190	2,000	—	1,066	—	86,423
Over time	10,888	523	1,090	—	3,272	668	—	—	484	—	16,925
Asia Pacific
Point in time	446,543	125,904	487	41,946	5,603	25,478	1,310	—	41,329	—	688,600
Over time	68,173	4,607	466	2,961	1,479	204	—	—	4,399	—	82,289
Lease Revenue	7,115	—	—	—	266	—	—	—	513	—	7,894

Total	$594,299	$139,117	$43,264	$45,191	$24,247	$106,382	$4,509	$—	$57,719	$(332)	$1,014,396

Contract Balances
During the three and six months ended June 30, 2019, Teradyne recognized $13.3 million and $33.4 million, respectively, that was previously included within the deferred revenue and customer advances balances. During the three and six months ended July 1, 2018, Teradyne recognized
$
24.7
 million and $
46.5
 million, respectively,
that was previously included within the deferred revenue and customer advances balances. This revenue primarily relates to extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. Teradyne expects to recognize 72
% of the remaining performance obligation in the next
12
months,
22
% in
1-3
years, and the remainder thereafter.
Accounts Receivable
Teradyne sells certain trade accounts receivables on a
non-recourse
basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $82.1 million and $8.9 million for the six months ended June 30, 2019 and July 1, 2018, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material.
F. INVENTORIES
Inventories, net consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw material	$96,824	$89,365
Work-in-process	31,676	31,014
Finished goods	35,961	33,162

	$164,461	$153,541

Inventory reserves at June 30, 2019 and December 31, 2018 were $102.6 million and $100.8 million, respectively.
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
During the three and six months ended June 30, 2019 and July 1, 2018, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively. Realized losses recorded in the six months ended June 30, 2019 were $0.1 million.

Realized gains recorded in the three and six months ended July 1, 2018 were $0.1 million and $0.4 million, respectively. Realized losses recorded in the six months ended July 1, 2018 were $1.5 million. Realized gains are included in interest income and realized losses are included in interest expense.
Unrealized gains on equity securities recorded in the three and six months ended June 30, 2019 were $0.9 million and $3.7 million, respectively. Unrealized gains on equity securities recorded in the three and six months ended July 1, 2018 were $0.4 million. Unrealized gains on equity securities are included in interest income and unrealized losses are included in interest expense.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

The cost of securities sold is based on the specific identification method.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$235,370	$—	$—	$235,370
Cash equivalents	223,150	36,587	—	259,737
Available-for-sale securities:
U.S. Treasury securities	—	190,322	—	190,322
Commercial paper	—	154,910	—	154,910
Corporate debt securities	—	94,431	—	94,431
Certificates of deposit and time deposits	—	19,723	—	19,723
U.S. government agency securities	—	9,838	—	9,838
Debt mutual funds	3,299	—	—	3,299
Non-U.S. government securities	—	388	—	388
Equity securities:
Mutual funds	26,317	—	—	26,317
	$488,136	$506,199	$—	$994,335
Derivative assets	—	34	—	34

Total	$488,136	$506,233	$—	$994,369

Liabilities
Contingent consideration	$—	$—	$26,847	$26,847
Derivative liabilities	—	324	—	324
Total	$—	$324	$26,847	$27,171

Reported as follows:

	(Level 1)		(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$458,520		$36,587	$—	$495,107
Marketable securities	—		400,227	—	400,227
Long-term marketable securities	29,616		69,385	—	99,001
Prepayments	—		34	—	34

Total	$488,136		$506,233	$—	$994,369
Liabilities		.
Other current liabilities	$—		$324	$—	$324
Contingent consideration	—		—	11,753	11,753
Long-term contingent consideration	—		—	15,094	15,094

Total	$—		$324	$26,847	$27,171

	December 31, 2018
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$312,512	$—	$—	$312,512
Cash equivalents	253,525	360,715	—	614,240
Available-for-sale securities:
U.S. Treasury securities	—	109,721	—	109,721
Commercial paper	—	86,117	—	86,117
Corporate debt securities	—	40,020	—	40,020
U.S. government agency securities	—	9,611	—	9,611
Certificates of deposit and time deposits	—	7,604	—	7,604
Debt mutual funds	3,187	—	—	3,187
Non-U.S. government securities	—	376	—	376
Equity securities:
Mutual funds	21,191	—	—	21,191

	$590,415	$614,164	$—	$1,204,579
Derivative assets	—	79	—	79

Total	$590,415	$614,243	$—	$1,204,658

Liabilities
Contingent consideration	$—	$—	$70,543	$70,543
Derivative liabilities	—	514	—	514

Total	$—	$514	$70,543	$71,057

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$566,037	$360,715	$—	$926,752
Marketable securities	—	190,096	—	190,096
Long-term marketable securities	24,378	63,353	—	87,731
Prepayments	—	79	—	79

Total	$590,415	$614,243	$—	$1,204,658
Liabilities
Other accrued liabilities	$—	$514	$—	$514
Contingent consideration	—	—	34,865	34,865
Long-term contingent consideration	—	—	35,678	35,678

Total	$—	$514	$70,543	$71,057

Changes in the fair value of Level 3 contingent consideration for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Balance at beginning of period	$38,313	$15,581	$70,543	$45,102
Fair value adjustment (a)	(11,672)	(3,500)	(8,701)	(8,468)
Foreign currency impact	206	(2,566)	(405)	(2,566)
Payments (b)	—	—	(34,590)	(24,553)
Acquisition of MiR	—	51,399	—	51,399

Balance at end of period	$26,847	$60,914	$26,847	$60,914

(a)	In the three and six months ended June 30, 2019, the fair value of contingent consideration for the earn-out in connection with the acquisition of MiR was decreased by $11.7 million and $8.7 million, respectively, primarily due to a decrease in the forecasted revenue. In the three and six months ended July 1, 2018, the fair value of contingent consideration for the earn-out in connection with the acquisition of Universal Robots A/S (“Universal Robots”) was decreased by $
3.5
million and $8.5 million, respectively, primarily due to a decrease in forecasted revenue.

(b)	In the six months ended June 30, 2019, Teradyne paid $30.8 million and $3.8 million of contingent consideration for the earn-outs in connection with the acquisition of MiR and Universal Robots, respectively. In the six months ended July 1, 2018, Teradyne paid $24.6 million of contingent consideration for the earn-out in connection with the acquisition of Universal Robots.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	June 30, 2019 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (MiR)	$26,847	Monte Carlo Simulation	Revenue volatility	19.0%
			Discount rate	0.2%

As of June 30, 2019, the significant unobservable inputs used in the Monte Carlo simulation to fair value the MiR contingent consideration include forecasted revenues, revenue volatility, earnings before interest and taxes, and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement. As of June 30, 2019, the maximum amount of contingent consideration that could be paid in connection with the acquisition of MiR is $84.1 million. The remaining earn-out
periods end on December 31, 2019 and December 31, 2020.

The carrying amounts and fair values of Teradyne’s financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$495,107	$495,107	$926,752	$926,752
Marketable securities	499,228	499,228	277,827	277,827
Derivative assets	34	34	79	79
Liabilities
Contingent consideration	26,847	26,847	70,543	70,543
Derivative liabilities	324	324	514	514
Convertible debt (1)	387,243	747,213	379,981	547,113

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the equity conversion features.

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at June 30, 2019:

	June 30, 2019
	Available-for-Sale				Fair Market
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$189,927	$668	$(273)	$190,322	$18,195
Commercial paper	154,903	9	(2)	154,910	10,322
Corporate debt securities	91,553	3,035	(157)	94,431	4,581
Certificates of deposit and time deposits	19,717	6	—	19,723	2,232
U.S. government agency securities	9,829	15	(6)	9,838	2,947
Debt mutual funds	3,187	112	—	3,299	—
Non-U.S. government securities	388	—	—	388	—

	$469,504	$3,845	$(438)	$472,911	$38,277

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$399,852	$391	$(16)	$400,227	$21,708
Long-term marketable securities	69,652	3,454	(422)	72,684	16,569

	$469,504	$3,845	$(438)	$472,911	$38,277

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

As of June 30, 2019, the fair market value of investments in available-for-sale
securities with unrealized losses totaled $38.3 million. Of this value, $22.7 million had unrealized losses of $0.4 million for greater than one year and $15.6 million had unrealized losses of $0.1 million for less than one year.
As of December 31, 2018, the fair market value of investments with unrealized losses totaled $192.0 million. Of this value, $28.5 million had unrealized losses of $1.6 million greater than one year and $163.5 million had unrealized losses of $1.4 million for less than one year.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at June 30, 2019 and December 31, 2018 were temporary.

The contractual maturities of investments in
available-for-sale
securities held at June 30, 2019 were as follows:

	June 30, 2019
	Cost	Fair Market Value
	(in thousands)
Due within one year	$399,852	$400,227
Due after 1 year through 5 years	12,304	12,411
Due after 5 years through 10 years	14,101	14,156
Due after 10 years	40,060	42,818

Total	$466,317	$469,612

Contractual maturities of investments in
available-for-sale
securities held at June 30, 2019 exclude $3.3 million of debt mutual funds as they do not have a contractual maturity date.

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
The notional amount of foreign currency forward contracts at June 30, 2019 and December 31, 2018 was $143.3 million and $163.1 million, respectively.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.

The following table summarizes the fair value of derivative instruments as of June 30, 2019 and December 31, 2018:

	Balance Sheet Location	June 30, 2019	December 31, 2018
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts – derivative assets	Prepayments	$34	$79
Foreign exchange contracts – derivative liabilities	Other current liabilities	(324)	(514)

Total derivatives		$(290)	$(435)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended June 30, 2019 and July 1, 2018.

	Location of Losses (Gains) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$239	$1,826	$4,173	$3,401

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies.

(2)	For the three months ended June 30, 2019, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.3 million. For the six months ended June 30, 2019, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.9 million.

(3)	For the three and six months ended July 1, 2018, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.9 million and $2.5 million, respectively.

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
Total lease expense for the three months ended June 30, 2019 was $8.9 million and included $2.6 million of variable lease costs and $0.8 million of costs related to short-term leases which are not recorded on the consolidated balance sheets. Total lease expense for the six months ended June 30, 2019 was $17.1 million and included $5.0 million of variable lease costs and $1.5 million of costs related to short-term leases which are not recorded on the consolidated balance sheets.
At June 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.7 years and 5.2%, respectively.
Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows:	$4,993	$10,052
Right-of-use assets obtained in exchange for new lease obligations	9,675	15,412

Maturities of lease liabilities as of June 30, 2019 were as follows:

Operating Lease
(in thousands)
2019	$10,725
2020	19,177
2021	16,510
2022	12,226
2023	5,849
Thereafter	12,583

Total lease payments	77,070
Less imputed interest	(12,569)

Total lease liabilities	$64,501

As of December 31, 2018, future
non-cancelable
rent obligations as determined under ASC 840 were as follows:

Operating Lease
(in thousands)
2019	$19,570
2020	18,293
2021	13,578
2022	9,693
2023	5,449
Thereafter	9,472

Total lease payments	$76,055

I. DEBT
Convertible Senior Notes
On December
12
,
2016
, Teradyne completed a private offering of $
460.0
 million aggregate principal amount of
1.25
% convertible senior unsecured notes (the “Notes”) due
December 15, 2023
and received net proceeds, after issuance costs, of approximately $
450.8
 million, $
33.0
 million of which was used to pay the net cost of the convertible note hedge transactions and $
50.1
 million of which was used to repurchase
2.0
 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December
15
,
2023
, unless earlier repurchased or converted. The Notes bear interest from December
12
,
2016
at a rate of
1.25
% per year
payable semiannually in arrears on June 15 and December 15 of each year
, beginning on
June 15, 2017
. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding
September 15, 2023
, only under the following circumstances:
(1)
 during any calendar quarter beginning after March
31
,
2017
(and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least
20
trading days (whether or not consecutive) during a period of
30
 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than
130
% of the conversion price on each applicable trading day;
(2)
 during the
five
business day period after any
five
consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $
1,000
principal amount of Notes for each trading day of the measurement period was less than
98
% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and
(3)
 upon the occurrence of specified corporate events. On or after September
15
,
2023
until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. As of June
30
,
2019
, the conversion price was approximately $
31.70
per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances.
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
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.5 million shares of common stock. As of June 30, 2019, the strike price of the warrants was approximately $39.78 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
The Note Hedge Transactions are expected to reduce the potential dilution to Teradyne’s common stock upon any conversion of the Notes. However, the Warrant Transactions could separately have a dilutive effect to the extent that the market value per share of Teradyne’s common stock exceeds the applicable strike price of the warrant. The net cost of the Note Hedge Transactions, after being partially offset by the proceeds from the sale of the warrants, was approximately $
33.0
 million.
In connection with establishing their initial hedge of these convertible note hedge and warrant transactions, the Option Counterparties have entered into various derivative transactions with respect to Teradyne’s common stock and/or purchased shares of Teradyne’s common stock or other securities, including the Notes, concurrent with, or shortly after, the pricing of the Notes. In addition, the Option Counterparties may modify their hedge positions by entering into or unwinding various derivative transactions with respect to Teradyne’s common stock or by selling Teradyne’s common stock or other securities, including the Notes, in secondary market transactions (and may do so during any observation period related to the conversion of the Notes). These activities could adversely affect the value of Teradyne’s common stock and the Notes.
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
The provisions of ASC 470-20, “
Debt with Conversion and Other Options,
” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their
December 15, 2023
maturity date. Debt issuance costs of approximately $
7.2
 million are being amortized to interest expense using the effective interest method over the seven year
 term of the Notes. As of June 30, 2019, debt issuance costs were approximately $
4.8
 million.
The below tables represent the key components of Teradyne’s convertible senior notes:

	June 30, 2019	December 31, 2018
	(in thousands)
Debt Principal	$460,000	$460,000
Unamortized discount	72,757	80,019

Net Carrying amount of convertible debt	$387,243	$379,981

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Contractual interest expense on the coupon	$1,438	$1,438	$2,875	$2,875
Amortization of the discount component recognized as interest expense	3,653	3,477	7,262	6,911

Total interest expense on the convertible debt	$5,091	$4,915	$10,137	$9,786

As of June 30, 2019, the remaining unamortized discount was $72.8 million, which will be amortized over 4.5 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of June 30, 2019, the if-converted
value of the Notes was $695.2 million.
Revolving Credit Facility
On
June 27, 2019
, Teradyne terminated its
credit agreement
, which Teradyne entered into with Barclays Bank PLC, on April 27, 2015. The terminated credit agreement
provided for a five-year, senior secured revolving credit facility of up to
$
350

million.

J. PREPAYMENTS
Prepayments consist of the following
and are included in prepayments and other assets on the balance sheet:

	June 30, 2019	December 31, 2018
	(in thousands)
Contract manufacturer and supplier prepayments	$139,232	$131,642
Prepaid taxes	10,810	9,646
Prepaid maintenance and other services	9,935	8,487
Other prepayments	16,086	12,744

Total prepayments	$176,063	$162,519

K. DEFERRED REVENUE AND CUSTOMER ADVANCES

Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	June 30, 2019	December 31, 2018
	(in thousands)
Maintenance and training	$60,331	$58,362
Extended warranty	28,716	27,422
Customer advances, undelivered performance obligations and other	38,155	24,677

Total deferred revenue and customer advances	$127,202	$110,461

L. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance, delivery or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred.
The warranty balance below is included in other accrued liabilities on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Balance at beginning of period	$7,752	$7,548	$7,909	$8,200
Acquisition	—	41	14	41
Accruals for warranties issued during the period	2,295	3,348	5,360	6,411
Accruals related to pre-existing warranties	694	(34)	2,024	(173)
Settlements made during the period	(2,608)	(3,767)	(7,174)	(7,343)

Balance at end of period	$8,133	$7,136	$8,133	$7,136

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances on the balance sheet.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Balance at beginning of period	$27,242	$24,590	$27,422	$24,438
Deferral of new extended warranty revenue	5,476	6,701	11,296	11,839
Recognition of extended warranty deferred revenue	(4,002)	(5,320)	(10,002)	(10,306)

Balance at end of period	$28,716	$25,971	$28,716	$25,971

M. STOCK-BASED COMPENSATION
Under Teradyne’s stock compensation plans, Teradyne grants stock options, restricted stock units and performance-based restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).
Time-based restricted stock unit awards granted to employees vest in equal annual installments over four years
. Restricted stock unit awards granted to
non-employee
directors vest after a
one year
period, with
100
% of the award vesting on the earlier of (a) the first anniversary of the grant date or (b) the date of the following year’s Annual Meeting of Shareholders. Teradyne expenses the cost of the restricted stock unit awards subject to time-based vesting, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.

Performance-based restricted stock units (“PRSUs”) granted to Teradyne’s executive officers have a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year
TSR performance is measured against the New York Stock Exchange (“NYSE”) Composite Index. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from
200
% to
0
% of the target shares capped at four times the grant date value. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant to the date described in the retirement provisions below. Compensation expense for employees meeting the retirement provisions prior to the grant date will be recognized in full on the date of the grant. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted below.
During the six months ended June 30, 2019 and July 1, 2018, Teradyne granted PRSUs to its executive officers with a performance metric based on three-year cumulative non-GAAP
profit before interest and tax (“PBIT”) as a percent of Teradyne’s revenue.
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
During the six months ended June 30, 2019 and July 1, 2018, Teradyne granted 0.1 million and 0.1 million TSR PRSUs, respectively, with a grant date fair value of $51.51 and $54.85, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	June 30, 2019	July 1, 2018
Risk-free interest rate	2.6%	2.2%
Teradyne volatility-historical	31.9%	26.8%
NYSE Composite Index volatility-historical	11.9%	12.4%
Dividend yield	1.0%	0.8%
Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for each of the 2019 and 2018 grants over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of each of the grants. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share for 2019 grants and 2018 grants, divided by Teradyne’s stock price on the grant date of $37.95 for 2019 grants and
$
47.70
for the 2018 grant.
During the six months ended June 30, 2019 and July 1, 2018, Teradyne granted 0.1 million and 0.1 million, respectively, of PBIT PRSUs with a grant date fair value of $36.88 and $46.62, respectively.
During the six months ended June
30
,
2019
, Teradyne granted 0.7 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $36.10
,
0.1
 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $
48.03

and
0.1

million of service-based stock options to executive officers at a weighted average grant date fair value of
$
10.61
.
During the six months ended July 1, 2018, Teradyne granted 0.6 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $46.38
, 0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $35.81,
and
0.1
 million of service-based stock options to executive officers at a weighted average grant date fair value of $
12.17
.
Restricted stock unit awards granted to employees vest in equal annual installments over four years. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	June 30, 2019	July 1, 2018
Expected life (years)	5.0	5.0
Risk-free interest rate	2.5%	2.4%
Volatility-historical	30.1%	26.4%
Dividend yield	1.0%	0.8%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.36 per share divided by Teradyne’s stock price on the grant date of $37.95 for 2019 grants and $47.70 for the 2018 grant.

N. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended June 30, 2019
Balance at December 31, 2018, net of tax of $0, $(521), $(1,081), respectively	$(12,523)	$(1,845)	$1,328	$(13,040)
Other comprehensive income before reclassifications, net of tax of $0, $1,256, $0, respectively	983	4,637	—	5,620
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(26), $(21), respectively	—	(97)	(74)	(171)

Net current period other comprehensive income (loss), net of tax of $0, $1,230, $(21), respectively	983	4,540	(74)	5,449

Balance at June 30, 2019, net of tax of $0, $709, $(1,102), respectively	$(11,540)	$2,695	$1,254	$(7,591)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended July 1, 2018
Balance at December 31, 2017, net of tax of $0, $1,815, $(932), respectively	$15,919	$1,362	$1,495	$18,776
Other comprehensive income (loss) before reclassifications, net of tax of $0, $(774), $0, respectively	(18,781)	(2,489)	—	(21,270)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $11, $(35), respectively	—	1,469	(123)	1,346

Net current period other comprehensive income (loss), net of tax of $0, $(733), $(35), respectively	(18,781)	(1,020)	(123)	(19,924)
Reclassification of income tax effects from the Tax Reform Act, net of tax of $0, $(691), $(78), respectively (a)	—	691	78	769
Reclassification of unrealized gains on equity securities, net of tax of $0, $(902), $0, respectively (b)	—	(3,125)	—	(3,125)

Balance as July 1, 2018, net of tax of $0, $(511), $(1,045), respectively	$(2,862)	$(2,092)	$1,450	$(3,504)

(a)	In the six months ended July 1, 2018, Teradyne early adopted the ASU
2018-02,
“Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”
As a result, the stranded tax effects resulting from the Tax Reform Act enacted in December 2017 were reclassified from accumulated other comprehensive income to retained earnings.

(b)	In the six months ended July 1, 2018, Teradyne adopted the ASU 2016-01, “ Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.”

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains (losses), net of tax of $6, $68, $26, $(11), respectively	$27	$199	$97	$(1,469)	Interest income (expense)
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $11, $18, $21, $35 respectively	37	61	74	123	(a)

Total reclassifications, net of tax of $17, $86, $47, $24, respectively	$64	$260	$171	$(1,346)	Net income

(a)	The amortization of prior service benefit is included in the computation of net periodic pension cost and postretirement benefit. See Note R: “Retirement Plans.”

O. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.
The changes in the carrying amount of goodwill by reportable segments for the six months ended June 30, 2019, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2018
Goodwill	$363,358	$158,699	$361,819	$260,540	$1,144,416
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	363,358	10,516	7,976	—	381,850
Lemsys acquisition	—	—	—	1,428	1,428
Foreign currency translation adjustment	626	—	—	32	658

Balance at June 30, 2019
Goodwill	363,984	158,699	361,819	262,000	1,146,502
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$363,984	$10,516	$7,976	$1,460	$383,936

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	June 30, 2019
	Gross Carrying Amount (1)(2)	Accumulated Amortization (2)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$337,198	$(265,951)	$(4,035)	$67,212
Customer relationships	100,313	(87,496)	(285)	12,532
Tradenames and trademarks	64,670	(34,131)	(789)	29,750

Total intangible assets	$502,181	$(387,578)	$(5,109)	$109,494

	December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$336,308	$(252,080)	$(4,079)	$80,149
Customer relationships	97,153	(83,448)	(340)	13,365
Tradenames and trademarks	64,420	(31,653)	(799)	31,968
Non-compete agreement	320	(320)	—	—
Backlog	30	(30)	—	—

Total intangible assets	$498,231	$(367,531)	$(5,218)	$125,482

(1)	Includes $4.6 million of intangible assets from Lemsys acquisition.
(2)	$0.7 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.

Aggregate intangible asset amortization expense was $10.1 million and $20.7 million, respectively, for the three and six months ended June 30, 2019 and $9.8 million and $17.5 million, respectively, for the three and six months ended July 1, 2018.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2019 (remainder)	18,745
2020	25,037
2021	14,778
2022	13,885
2023	13,410
Thereafter	23,639

P. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$97,397	$101,037	$206,535	$188,010

Weighted average common shares-basic	171,241	190,730	172,387	192,992
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	4,364	2,643	3,275	3,520
Convertible note hedge warrant shares (2)	1,778	—	889	915
Restricted stock units	1,002	1,219	1,012	1,444
Stock options	183	274	202	298
Employee stock purchase plan	22	43	16	28

Dilutive potential common shares	7,349	4,179	5,394	6,205

Weighted average common shares-diluted	178,590	194,909	177,781	199,197

Net income per common share-basic	$0.57	$0.53	$1.20	$0.97

Net income per common share-diluted	$0.55	$0.52	$1.16	$0.94

(1)	Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $
31.70
, multiplied by 14.5 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

(2)	Convertible note hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.78, multiplied by 14.5 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended June 30, 2019 excludes the effect of the potential vesting of 0.2 million and 0.4 million of stock options, respectively because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and six months ended July 1, 2018 excludes the effect of the potential vesting of 0.6 million and 0.5 million shares, respectively of restricted stock units because the effect would have been anti-dilutive.
Q. RESTRUCTURING AND OTHER
During the three months ended June 30, 2019, Teradyne recorded an
$
11.7

million credit for the decrease in the fair value of the MiR contingent consideration liability, partially offset by
$
0.8

million recorded for severance charges primarily in Semiconductor Test and
$
0.5

million of acquisition related compensation and expenses.
During the three months ended July 1, 2018, Teradyne recorded a
 $2.5
million charge for acquisition related expenses, and
$
2.4

million for employee severance charges, primarily in Semiconductor Test, partially offset by a
$
3.5

million credit for the decrease in the fair value of the Universal Robots.

During the six months ended June 30, 2019, Teradyne recorded an
$
8.7

million credit for the decrease in the fair value of the MiR contingent consideration liability, partially offset by
$
1.8

million of acquisition related compensation and expenses and
$
1.6

million recorded for severance charges primarily in Semiconductor Test.
During the six months ended July 1, 2018, Teradyne recorded $6.3 million for severance charges, primarily in Semiconductor Test and Industrial Automation, $3.3 million for acquisition related expenses, partially offset by an $8.5 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability.
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
In the six months ended June 30, 2019, Teradyne contributed $1.3 million to the U.S. supplemental executive defined benefit pension plan and $0.4 million to certain qualified pension plans for
non-U.S.
subsidiaries.

For the three and six months ended June 30, 2019 and July 1, 2018, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	June 30, 2019		July 1, 2018
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$399	$192	$545	$200
Interest cost	1,799	176	2,430	175
Expected return on plan assets	(1,510)	(7)	(2,550)	(5)
Amortization of prior service cost	—	—	14	—
Net actuarial loss (gain)	252	—	(189)	—
Settlement loss	—	—	78	—

Total net periodic pension cost	$940	$361	$328	$370

	For the Six Months Ended
	June 30, 2019		July 1, 2018
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$804	$381	$1,116	$426
Interest cost	3,595	349	5,427	372
Expected return on plan assets	(3,021)	(14)	(5,919)	(10)
Amortization of prior service cost	—	—	29	—
Net actuarial loss (gain)	252	—	(189)	—
Settlement loss	—	—	78	—

Total net periodic pension cost	$1,630	$716	$542	$788

Postretirement Benefit Plan
In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age
65
. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits, and the existing benefit obligation relates primarily to those employees.
For the three and six months ended June 30, 2019 and July 1, 2018, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Service cost	$11	$10	$20	$19
Interest cost	88	48	173	98
Amortization of prior service credit	(48)	(93)	(95)	(187)
Net actuarial loss	196	40	196	40
Special termination benefits	—	1,192	—	2,818

Total net periodic postretirement benefit cost	$247	$1,197	$294	$2,788

S. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of June 30, 2019, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $306.9 million, of which $300.7 million is for less than one year.
Legal Claims
Teradyne is subject to various legal proceedings and claims which have arisen in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on Teradyne’s results of operations, financial condition or cash flows.
T. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
US statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Discrete expense related to U.S. transition tax	11.2%	0.0%	6.5%	0.0%
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	0.8%	(1.4%)	0.8%	(1.4%)
Discrete benefit related to equity compensation	(0.5%)	(0.1%)	(2.0%)	(3.5%)
Foreign taxes	(4.9%)	(3.4%)	(4.9%)	(3.4%)
Tax credits	(2.5%)	(2.1%)	(2.5%)	(2.1%)
Discrete benefit related to release of reserves for uncertain tax positions	(0.1%)	0.0%	(12.9%)	0.0%
Other, net	0.8%	1.8%	2.3%	2.3%

Effective tax rate	25.8%	15.8%	8.3%	12.9%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of June 30, 2019, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of June 30, 2019 and December 31, 2018, Teradyne had $13.4 million and $43.4 million, respectively, of reserves for uncertain tax positions. The $30.0 million net decrease in reserves for uncertain tax positions is primarily composed of reductions in uncertain tax positions amounting to $22.4 million related to transfer pricing and $7.3 million associated with U.S. research and development tax credits. These reductions resulted from the conclusion of the U.S. Federal income tax audit for the year ended December 31, 2015.
As of June 30, 2019, Teradyne does not anticipate a material change in the balance of unrecognized tax benefits during the next twelve months.
On July 27, 2015, in Altera Corp. v. Commissioner (“Altera”), the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the Ninth Circuit Federal Court issued a decision that was subsequently withdrawn and a reconstituted panel has conferred on the appeal. On June 7, 2019, the Ninth Circuit Federal Court upheld the cost-sharing regulations. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits or obligations, the outcome of the appeals process, and questions regarding jurisdiction, Teradyne has not established any income tax reserves as of June 30, 2019 related to Altera. Teradyne estimates that including stock-based compensation in Teradyne’s intercompany cost-sharing arrangement could result in a potential tax reserve of $5 million to $11 million. Teradyne will continue to monitor ongoing developments and potential impacts to our consolidated financial statements.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of June 30, 2019 and December 31, 2018, $0.4 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended June 30, 2019 and July 1, 2018, expense of $0.1 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended June 30, 2019 was $7.0 million, or $0.04 per diluted share. The tax savings due to the tax holiday for the six months ended July 1, 2018 was $4.8 million, or $0.02 per diluted share. The tax holiday is scheduled to expire on December 31, 2020.
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
Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form 10-K for the year ended December 31, 2018, and Note B: “Accounting Policies” in this filing for any changes in the three and six months ended June 30, 2019.

Segment information for the three and six months ended June 30, 2019 and July 1, 2018 is as follows:

	Semiconductor Test	Industrial Automation	System Test	Wireless Test	Corporate and Other	Consolidated
	(in thousands)
Three Months Ended June 30, 2019
Revenues	$374,898	$74,726	$73,407	$41,236	$(89)	$564,178
Income (loss) before income taxes (1)(2)	91,355	(3,730)	23,535	10,930	9,087	131,177
Total assets (3)	745,073	601,676	123,460	93,232	1,108,073	2,671,514
Three Months Ended July 1, 2018
Revenues	$360,088	$62,057	$69,682	$35,212	$(110)	$526,929
Income (loss) before income taxes (1)(2)	91,159	(2,922)	20,352	10,308	1,115	120,012
Total assets (3)	765,484	597,293	107,199	77,638	1,384,106	2,931,720
Six Months Ended June 30, 2019
Revenues	$715,751	$140,862	$131,627	$70,277	$(240)	$1,058,277
Income (loss) before income taxes (1)(2)	174,404	(9,025)	38,875	14,558	6,344	225,156
Total assets (3)	745,073	601,676	123,460	93,232	1,108,073	2,671,514
Six Months Ended July 1, 2018
Revenues	$733,416	$110,891	$112,702	$57,719	$(332)	$1,014,396
Income (loss) before income taxes (1)(2)	179,238	(2,138)	26,240	10,772	1,719	215,831
Total assets (3)	765,484	597,293	107,199	77,638	1,384,106	2,931,720

(1)	Included in Corporate and Other are: contingent consideration adjustments, severance charges, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, acquisition related charges, and pension and postretirement plans actuarial losses.

(2)	Included in the income (loss) before income taxes for each of the segments are charges and credits related to restructuring and other and inventory charges.

(3)	Total business assets are directly attributable to each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in the Semiconductor Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$2,278	$1,613	$3,452	$3,779
Restructuring and other—employee severance	357	2,179	924	5,940

Included in the Industrial Automation segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Restructuring and other—acquisition related expenses and compensation	$434	$—	$1,695	$—
Restructuring and other—employee severance	202	218	297	338
Cost of revenues—inventory charge	—	—	416	—

Included in the System Test segment are charges in the following line item in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$295	$256	$763	$576

Included in the Wireless Test segment are charges in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Cost of revenues—inventory charge	$829	$627	$1,168	$1,463

Included in Corporate and Other are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(in thousands)
Restructuring and other—MiR contingent consideration adjustment	$(11,671)	$—	$(8,668)	$—
Restructuring and other—Universal Robots contingent consideration adjustment	—	(3,500)	—	(8,468)
Restructuring and other—acquisition related expenses and compensation	—	2,544	—	3,318

V. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2018, Teradyne’s Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. Teradyne intends to repurchase $500 million in 2019.
During the six months ended June 30, 2019, Teradyne repurchased 6.5 million shares of common stock for $247.2 million at an average price of $38.20 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of June 30, 2019 totaled 28.1 million shares of common stock for $1.1 billion at an average price per share of $38.09.
During the six months ended July 1, 2018, Teradyne repurchased 8.8 million shares of common stock for $360.8 million at an average price of $40.82 per share.
The total price includes commissions and is recorded as a reduction to retained earnings.

Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.

In January 2019 and May 2019, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three and six months ended June 30, 2019 were $15.4 million and $31.0 million, respectively.

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
W. SUBSEQUENT EVENTS
Gregory Beecher retired as Vice President and Senior Advisor of Teradyne effective
July 17, 2019 (the “Retirement Date”).
As previously announced, Sanjay Mehta succeeded Mr. Beecher as Teradyne’s Chief Financial Officer effective April 25, 2019.
In connection with the retirement, Teradyne entered into an agreement on
July 17, 2019
with Mr. Beecher (the “Retirement Agreement”). In the Retirement Agreement, Mr. Beecher agreed to be bound by non-competition and non-solicitation restrictions through January 31, 2023 (the “Non-Competition Period”). The Retirement Agreement also includes additional, standard terms and conditions relating to Mr. Beecher’s separation from Teradyne.
Under the Retirement Agreement, Mr. Beecher’s unvested time-based restricted stock units and stock options granted prior to 2019 will continue to vest in accordance with their terms; unvested time-based restricted stock units and stock options granted in 2019 prior to the Retirement Date will continue to vest during the Non-Competition Period in a pro-rated amount based on the number of days that Mr. Beecher was employed during 2019;
unvested, performance-based restricted stock units awarded prior to 2019 will continue to vest in accordance with their terms; unvested, performance-based restricted stock units awarded in 2019 will vest on the date the amount of shares underlying the performance-based restricted stock units are determined in a pro-rated amount of shares based on the number of days that Mr. Beecher was employed during the 365 calendar day period following the grant date; vested options or options that vest during the Non-Competition Period may be exercised for the remainder of the applicable option term.
Teradyne will record a stock based compensation expense of approximately $2.5 million in the third quarter of 2019 related to the Retirement Agreement.

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
The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. Two customers drive significant demand for our products both through direct sales and sales to the customer’s supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of significant customers for the foreseeable future.
The sales of our products and services are dependent, to a large degree, on customers who are subject to cyclical trends in the demand for their products. These cyclical periods have had, and will continue to have, a significant effect on our business because our customers often delay or accelerate purchases in reaction to changes in their businesses and to demand fluctuations in the semiconductor, electronics and industrial automation industries. Historically, these demand fluctuations have resulted in significant variations in our results of operations. In the first half of 2019, the revenue growth of our industrial automation business was below our forecast. We expect 2019 full year revenue growth of our industrial automation business to be under the low end of our long term range of 30% to 40%.
On February 26, 2018, we acquired Energid Technologies Corporation (“Energid”) for a total purchase price of approximately $27.6 million. Energid’s technology enables and simplifies the programming of complex robotic motions used in a wide variety of end markets, ranging from heavy industry to healthcare, utilizing both traditional robots and collaborative robots.
On April 25, 2018, we acquired Mobile Industrial Robots ApS (“MiR”), a Danish limited liability company. MiR is the leading maker of collaborative autonomous mobile robots for industrial applications. The total purchase price was approximately $197.8 million, which included cash paid of approximately $145.2 million and $52.6 million in fair value of contingent consideration payable upon achievement of certain thresholds and targets for revenue and earnings before interest and taxes through 2020. Contingent consideration for 2018 was $30.8 million and was paid in March 2019. The maximum payment for the remaining MiR contingent consideration that could be paid is $84.1 million.
MiR and Energid are included in our Industrial Automation segment.

On January 30, 2019, we acquired all of the issued and outstanding shares of Lemsys SA (“Lemsys”) for a total purchase price of approximately $9.1 million. Lemsys strengthens our position in the electrification trends of vehicles, solar, wind, and industrial applications. Lemsys is included in our Semiconductor Test segment.
On June 3, 2019, we invested $15 million in RealWear, Inc. (“RealWear”). RealWear, a private company, develops and sells advanced wearable technology including industrial, hands-free, head-mounted augmented reality devices that make the workplace safer and more productive. Our investment in RealWear aligns with our strategy of bringing the power of advanced automation to companies of all sizes to improve the productivity of their employees and the quality of their products and services.
We believe our recent acquisitions and investments have enhanced our opportunities for growth. We intend to continue to invest in our business, grow market share in our markets and expand further our addressable markets while tightly managing our costs.
Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three and six months ended June 30, 2019 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2018, except as noted below.
Investment in Other Company
We hold an investment in a private company that develops and sells advanced wearable technology. We do not have the ability to exert significant influence over the company. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer on a quarterly basis. See Note D: “Acquisitions and Investment in Other Company.”
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
Under ASC 842, a contract is or contains a lease when we have the right to control the use of an identified asset. We determine if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use. As of June 30, 2019, we do not have material leases that have not yet commenced.

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
Our contracts often include
non-lease
components such as common area maintenance. We elected the practical expedient to account for the lease and non-lease
components as a single lease component. For leases with a term of one year or less we elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statement of earnings on a straight-line basis over the lease term. We include lease costs within cost of revenues and operating expenses.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Percentage of revenues:
Revenues:
Products	81%	82%	80%	83%
Services	19	18	20	17

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	34	34	34	36
Cost of services	8	7	8	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	43	42	42	43

Gross profit	57	58	58	57
Operating expenses:
Selling and administrative	19	19	20	19
Engineering and development	14	14	15	15
Acquired intangible assets amortization	2	2	2	2
Restructuring and other	(2)	—	(1)	—

Total operating expenses	34	35	36	35

Income from operations	24	23	21	21
Non-operating (income) expense:
Interest income	(1)	(1)	(1)	(1)
Interest expense	1	1	1	1
Other (income) expense, net	—	—	—	—

Income before income taxes	23	23	21	21
Income tax provision	6	4	2	3

Net income	17%	19%	20%	19%

Results of Operations
Second Quarter 2019 Compared to Second Quarter 2018
Revenues
Revenues by our four reportable segments were as follows:

	For the Three Months Ended
	June 30, 2019	July 1, 2018	Dollar Change
	(in millions)
Semiconductor Test	$374.9	$360.1	$14.8
Industrial Automation	74.7	62.1	12.6
System Test	73.4	69.7	3.7
Wireless Test	41.2	35.2	6.0

	$564.2	$526.9	$37.3

The increase in Semiconductor Test revenues of $14.8 million, or 4.1%, was driven primarily by an increase in semiconductor test sales for 5G infrastructure and higher service revenues, partially offset by lower microcontroller, power linear and mobile image sensor test sales.
The increase in Industrial Automation revenues of $12.6 million, or 20.3%, was due to higher demand for collaborative robotic arms and the acquisition of MiR, which was acquired on April 25, 2018. The increase in System Test revenues of $3.7 million, or 5.3%, was primarily due to higher sales in Defense/Aerospace test instrumentation and systems, and higher sales in Production Board Test from higher 5G demand. The increase in Wireless Test revenues of $6.0 million, or 17.0%, was primarily due to higher demand for millimeter wave and cellular test products driven by new wireless standards and 5G, partially offset by a decrease in connectivity test sales.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	June 30, 2019	July 1, 2018
Taiwan	27%	25%
China	20	16
United States	14	13
Europe	9	10
Korea	9	8
Japan	6	7
Thailand	4	6
Malaysia	3	7
Singapore	3	4
Philippines	2	3
Rest of World	3	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Three Months Ended		Dollar/ Point Change
	June 30, 2019	July 1, 2018
	(in millions)
Gross profit	$323.9	$307.3	$16.6
Percent of total revenues	57.4%	58.3%	(0.9)

Gross profit as a percent of revenue decreased by 0.9 points, primarily due to higher excess and obsolescence charges in Semiconductor Test and unfavorable product mix.
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

During the three months ended June 30, 2019, we recorded an inventory provision of $3.4 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $2.3 million was related to Semiconductor Test, $0.8 million was related to Wireless Test and $0.3 million was related to System Test.
During the three months ended July 1, 2018, we recorded an inventory provision of $2.7 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $1.6 million was related to Semiconductor Test, $0.6 million was related to Wireless Test, $0.3 million was related to System Test, and $0.2 million was related to Industrial Automation.
During the three months ended June 30, 2019 and July 1, 2018, we scrapped $2.6 million and $1.1 million of inventory, respectively. During the three months ended June 30, 2019 and July 1, 2018, we sold $0.4 million and $1.9 million of previously written-down or written-off
inventory, respectively. As of June 30, 2019, we had inventory related reserves for inventory, which had been written-down or written-off
totaling $102.6 million. We have no
pre-determined
timeline to scrap the remaining inventory.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Selling and administrative	$108.8	$99.4	$9.4
Percent of total revenues	19.3%	18.9%

The increase of $9.4 million in selling and administrative expenses was due primarily to higher spending in Industrial Automation from higher sales and marketing spending in Universal Robots and MiR. MiR was acquired on April 25, 2018.
Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Engineering and development	$81.4	$75.3	$6.1
Percent of total revenues	14.4%	14.3%

The increase of $6.1 million in engineering and development expenses was primarily due to higher spending in Industrial Automation and Wireless Test.
Acquired Intangible Assets Amortization
Acquired intangible assets amortization expense was as follows:

	For the Three Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Acquired intangible assets amortization	$10.1	$9.8	$0.3
Percent of total revenues	1.8%	1.9%

Acquired intangible assets amortization expense increased primarily due to Industrial Automation acquisitions of MiR and Energid in 2018 and the Semiconductor Test acquisition of Lemsys in 2019.
Restructuring and Other
During the three months ended June 30, 2019, we recorded an $11.7 million credit for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $0.8 million recorded for severance charges primarily in Semiconductor Test and $0.5 million of acquisition related compensation and expenses.
During the three months ended July 1, 2018, we recorded $2.5 million of acquisition related expenses, and $2.4 million for employee severance charges, primarily in Semiconductor Test, partially offset by a $3.5 million credit for the decrease in the fair value of Universal Robots contingent consideration.
Interest and Other

	For the Three Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Interest income	$(5.4)	$(5.4)	$—
Interest expense	5.8	5.6	0.2
Other (income) expense, net	2.4	0.2	2.2

Other (income) expense, net increased by $2.2 million due primarily to higher foreign exchange losses and higher pension costs.
Income (Loss) Before Income Taxes

	For the Three Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Semiconductor Test	$91.4	$91.2	$0.2
System Test	23.5	20.4	3.1
Wireless Test	10.9	10.3	0.6
Industrial Automation	(3.7)	(2.9)	(0.8)
Corporate and Other (1)	9.1	1.1	8.0

	$131.2	$120.0	$11.2

(1)	Included in Corporate and Other are: contingent consideration adjustments, employee severance, interest income, interest expense, net foreign exchange gains and losses, intercompany eliminations, and acquisition related expenses.

The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers. The increase in income before income taxes in Wireless Test was primarily due to higher demand for millimeter wave and cellular test products. The decrease in income before income taxes in Industrial Automation was primarily due to increased intangible assets amortization expense from the acquisition of MiR on April 25 2018.

Income Taxes
The effective tax rate for the three months ended June 30, 2019 and July 1, 2018 was 25.8% and 15.8%, respectively. The increase in the effective tax rate from the three months ended July 1, 2018 to the three months ended June 30, 2019 resulted from an increase in net discrete tax expense and an increase in the net unfavorable impact of the international provisions of the U.S. Tax Cuts and Jobs Act of 2017. These increases were partially offset by a projected shift in the geographic distribution of income, which reduces the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, an increase in benefit related to U.S. research and development tax credits and a decrease in expense related to the uncertain tax positions for transfer pricing.
Six Months 2019 Compared to Six Months 2018
Revenues
Revenues by our four reportable segments were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Semiconductor Test	$715.8	$733.4	$(17.6)
Industrial Automation	140.9	110.9	30.0
System Test	131.6	112.7	18.9
Wireless Test	70.3	57.7	12.6
Corporate and Other	(0.2)	(0.3)	0.1

	$1,058.3	$1,014.4	$43.9

The decrease in Semiconductor Test revenues of $17.6 million, or 2.4%, was driven primarily by a decrease in memory test sales, partially offset by higher sales related to 5G infrastructure, higher image sensor test sales and higher service revenues. The increase in Industrial Automation revenues of $30.0 million, or 27.1%, was due to higher demand for collaborative robotic arms and the acquisition of MiR, which was acquired on April 25, 2018. The increase in System Test revenues of $18.9 million, or 16.8%, was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers and higher sales in Production Board Test due to 5G. The increase in Wireless Test revenues of $12.6 million, or 21.8%, was primarily due to higher demand for millimeter wave and cellular test products driven by new wireless standards and 5G partially offset by lower sales in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	June 30, 2019	July 1, 2018
Taiwan	23%	27%
China	19	16
United States	14	13
Europe	10	10
Korea	10	10
Japan	9	6
Singapore	4	4
Thailand	4	4
Malaysia	3	5
Philippines	3	5
Rest of World	1	—

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Six Months Ended		Dollar/Point Change
	June 30, 2019	July 1, 2018
	(in millions)
Gross profit	$611.6	$577.2	$34.4
Percent of total revenues	57.8%	56.9%	0.9

Gross profit as a percent of revenue increased by 0.9 points, primarily due to favorable product mix in Semiconductor Test and System Test.
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
During the six months ended June 30, 2019, we recorded an inventory provision of $5.8 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $3.5 million was related to Semiconductor Test, $1.1 million was related to Wireless Test, $0.8 million was related to System Test, and $0.4 million was related to Industrial Automation.
During the six months ended July 1, 2018, we recorded an inventory provision of $6.2 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $3.8 million was related to Semiconductor Test, $1.5 million was related to Wireless Test, $0.6 million was related to System Test, and $0.3 million was related to Industrial Automation.

During the six months ended June 30, 2019 and July 1, 2018, we scrapped $3.0 million and $1.5 million of inventory, respectively. During the six months ended June 30, 2019 and July 1, 2018, we sold $1.1 million and $4.2 million of previously written-down or written-off
inventory, respectively. As of June 30, 2019, we had inventory related reserves for inventory, which had been written-down or written-off
totaling $102.6 million. We have no
pre-determined
timeline to scrap the remaining inventory.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Selling and administrative	$210.8	$189.9	$20.9
Percent of total revenues	19.9%	18.7%

The increase of $20.9 million in selling and administrative expenses was due primarily to higher spending in Industrial Automation from higher sales and marketing spending in Universal Robots and MiR, which was acquired on April 25, 2018, and higher variable compensation.
Engineering and Development
Engineering and development expenses were as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Engineering and development	$158.2	$149.8	$8.4
Percent of total revenues	15.0%	14.8%

The increase of $8.4 million in engineering and development expenses was primarily due to higher spending in Industrial Automation and Wireless Test and higher variable compensation.
Acquired Intangible Assets Amortization
Acquired intangible assets amortization expense was as follows:

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Acquired intangible assets amortization	$20.7	$17.5	$3.2
Percent of total revenues	2.0%	1.7%

Acquired intangible assets amortization expense increased primarily due to the Industrial Automation acquisitions of MiR and Energid in 2018 and the Semiconductor Test acquisition of Lemsys in 2019.
Restructuring and Other
During the six months ended June 30, 2019, we recorded an $8.7 million credit for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $1.8 million of acquisition related compensation and expenses and $1.6 million recorded for severance charges primarily in Semiconductor Test.

During the six months ended July 1, 2018, we recorded $6.3 million for severance charges, primarily in Semiconductor Test and Industrial Automation, and $3.3 million for acquisition related expenses, partially offset by an $8.5 million credit for the decrease in the fair value of the Universal Robots contingent consideration liability.
Interest and Other

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Interest income	$(13.5)	$(11.4)	$(2.1)
Interest expense	11.5	12.5	(1.0)
Other (income) expense, net	3.9	1.0	2.9

Interest income increased by $2.1 million due primarily to unrealized gains on equity marketable securities in 2019. Interest expense decreased by $1.0 million due primarily to lower realized losses on sales of marketable securities in 2019. Other (income) expense, net increased by $2.9 million due primarily to higher pension costs and higher foreign exchange losses.
Income (Loss) Before Income Taxes

	For the Six Months Ended		Dollar Change
	June 30, 2019	July 1, 2018
	(in millions)
Semiconductor Test	$174.4	$179.2	$(4.8)
System Test	38.9	26.2	12.7
Wireless Test	14.6	10.8	3.8
Industrial Automation	(9.0)	(2.1)	(6.9)
Corporate and Other (1)	6.3	1.7	4.6

	$225.2	$215.8	$9.4

(1)	Included in Corporate and Other are: contingent consideration adjustments, employee severance, interest income, interest expense, net foreign exchange gains and losses, intercompany eliminations, and acquisition related expenses.

The decrease in income before income taxes in Semiconductor Test was driven primarily by a decrease in memory test sales, partially offset by higher sales related to 5G infrastructure, higher image sensor test sales and higher service revenues. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of 3.5” hard disk drive testers and higher sales in Production Board Test for 5G. The increase in income before income taxes in Wireless Test was primarily due to higher demand for millimeter wave and cellular test products driven by new wireless standards and 5G, partially offset by lower connectivity test products sales. The decrease in income before income taxes in Industrial Automation was primarily due to increased intangible assets amortization expense from the acquisitions of MiR and Energid in 2018.
Income Taxes
The effective tax rate for the six months ended June 30, 2019 and July 1, 2018 was 8.3% and 12.9%, respectively. The decrease in the effective tax rate from the six months ended July 1, 2018 to the six months ended June 30, 2019 resulted from an increase in net discrete tax benefit, an increase in benefit related to U.S. research and development tax credits, a decrease in expense related to the uncertain tax positions for transfer pricing and a projected shift in the geographic distribution of income, which reduces the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions. These reductions were partially offset by an increase in the net unfavorable impact of the international provisions of the U.S. Tax Cuts and Jobs Act of 2017.
Contractual Obligations
The following table reflects our contractual obligations as of June 30, 2019:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Convertible debt	$460,000	$—	$—	$460,000	$—	$—
Purchase obligations	306,949	300,663	6,286	—	—	—
Retirement plans contributions	127,435	9,406	20,382	25,188	72,459	—
Transition tax payable (1)	98,414	9,530	16,930	24,337	47,617	—
Operating lease obligations	78,700	21,018	32,845	14,398	10,439	—
Fair value of contingent consideration	26,847	11,753	15,094	—	—	—
Interest on long-term debt	25,875	5,750	11,500	8,625	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (2)	64,825	—	30,093	7,272	—	27,460

Total	$1,189,045	$358,120	$133,130	$539,820	$130,515	$27,460

(1)	Represents the transition tax liability associated with our accumulated foreign earnings as a result of the enactment of the Tax Reform Act on December 22, 2017.

(2)	Included in other long-term liabilities are liabilities for customer advances, extended warranty, uncertain tax positions, deferred tax liabilities and other obligations. For certain long-term obligations, we are unable to provide a reasonably reliable estimate of the timing of future payments relating to these obligations and therefore we included these amounts in the column marked “Other.”

Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances decreased by $210.2 million in the six months ended June 30, 2019 to $994.3 million.
Operating activities during the six months ended June 30, 2019 provided cash of $163.3 million. Changes in operating assets and liabilities used cash of $115.0 million due to a $99.0 million increase in operating assets and a $16.0 million decrease in operating liabilities.
The increase in operating assets was primarily due to a $79.5 million increase in accounts receivable due to increased sales, a $17.1 million increase in prepayments and other assets, and a $2.4 million increase in inventories.
The decrease in operating liabilities was due to a $26.8 million decrease in accrued employee compensation due primarily to first quarter payments related to variable compensation, a $15.0 million decrease in income taxes, and $2.4 million of retirement plan contributions, partially offset by a $15.8 million increase in deferred revenue and customer advance payments, a $10.3 million increase in other accrued liabilities, and a $2.0 million increase in accounts payable.

Investing activities during the six months ended June 30, 2019 used cash of $289.2 million, due to $484.2 million used for purchases of marketable securities, $59.0 million used for purchases of property, plant and equipment, $15 million used for an investment in RealWear, and $7.0 million, net of cash acquired, used for the acquisition of Lemsys, partially offset by $233.2 million and $42.5 million in proceeds from maturities and sales of marketable securities, respectively, and proceeds from life insurance of $0.3 million related to the cash surrender value from the cancellation of a Teradyne owned life insurance policy.
Financing activities during the six months ended June 30, 2019 used cash of $305.2 million, due to $247.2 million used for the repurchase of 6.5 million shares of common stock at an average price of $38.20 per share, $31.0 million used for dividend payments, $27.6 million used for payments related to MiR and Universal Robots acquisition contingent consideration, and $14.4 million used for payments related to net settlements of employee stock compensation awards, partially offset by $15.1 million from the issuance of common stock under employee stock purchase and stock option plans.
Operating activities during the six months ended July 1, 2018 provided cash of $49.9 million. Changes in operating assets and liabilities used cash of $225.2 million due to a $199.0 million increase in operating assets and a $26.1 million decrease in operating liabilities.
The increase in operating assets was primarily due to a $179.4 million increase in accounts receivable due to an increase in shipments during the last month of the quarter and the impact of the new revenue recognition standard and a $21.3 million increase in inventories, partially offset by a $1.6 million decrease in prepayments and other assets.
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
Investing activities during the six months ended July 1, 2018 provided cash of $418.5 million, due to $829.1 million and $469.9 million in proceeds from sales and maturities of marketable securities, respectively, partially offset by $647.1 million used for purchases of marketable securities, $170.6 million used for the acquisitions of MiR and Energid, and $62.7 million used for purchases of property, plant and equipment.
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
In January 2019 and May 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the six months ended June 30, 2019 were $31.0 million.
In January 2018 and May 2018, our Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the six months ended July 1, 2018 were $34.7 million.
In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $500 million in 2019. During the six months ended June 30, 2019, we repurchased 6.5 million shares of common stock for $247.2 million at an average price of $38.20 per share. During the six months ended July 1, 2018, we repurchased 8.8 million shares of common stock for $360.8 million at an average price of $40.82 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of June 30, 2019 totaled 28.1 million shares of common stock for $1,070.7 million at an average price per share of $38.09.

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
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of June 30, 2019, the Notes had a fair value of $747.2 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the second quarter of 2019 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$807,728	$60,515	8.1%
No Change	747,213	—	—
10% Decrease	688,885	(58,328)	(7.8)

See Note I: “Debt” for further information.
Item 4:	Controls and Procedures

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
Trade regulations and restrictions could impact our ability to sell products to and support certain customers, which may materially adversely affect our sales and results of operations.
We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. Compliance with these laws has not significantly limited our sales, but could significantly limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.
The U.S. government from time to time has issued export restrictions that prohibit U.S. companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, as well as U.S. origin technology. For example, the U.S. Department of Commerce has restricted the access of U.S. origin technologies to certain Chinese companies by adding those companies to the Entity List under U.S. Export Administration Regulations (“EAR”). On May 16, 2019, Huawei and 68 of its affiliates, including HiSilicon, were added to the U.S. Department of Commerce Entity List under the EAR. This action by the U.S. Department of Commerce imposes new export licensing requirements on exports, re-exports,
and
in-country
transfers of all U.S. regulated products, software and technology to the designated Huawei entities. While most of our products are not subject to the EAR and therefore not affected by the Entity List restrictions, certain of our products are currently manufactured in the U.S. and thus subject to the Entity List restrictions. Compliance with the Entity List restrictions has not significantly impacted our sales, but could limit sales in the future. In addition, the prohibition on transfers of U.S. origin technology to Huawei could significantly limit our ability to service certain of our products sold to Huawei and our ability to engage in product development activities with Huawei and, therefore, could have a material adverse effect on our business, financial condition or results of operations. Furthermore, Huawei’s inability to obtain products from other companies in its supply chain may adversely impact Huawei’s demand for our products. Huawei or other foreign customers affected by future U.S. government sanctions or threats of sanctions may respond by developing their own solutions to replace our products or by adopting our foreign competitors’ solutions. Also, our controls related to Entity List compliance could be circumvented, exposing us to legal liabilities. Even if such restrictions are lifted, any financial or other penalties or continuing export restrictions imposed on Huawei could have a material adverse effect on our business, financial condition or results of operations.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2018, our Board of Directors cancelled the December 2016 stock repurchase program and authorized a new stock repurchase program for up to $1.5 billion of common stock. We intend to repurchase $500 million in 2019. During the six months ended June 30, 2019, we repurchased 6.5 million shares of common stock for $247.2 million at an average price of $38.20 per share. During the six months ended July 1, 2018, we repurchased 8.8 million shares of common stock for $360.8 million at an average price of $40.82 per share. The cumulative repurchases under the $1.5 billion stock repurchase program as of June 30, 2019 totaled 28.1 million shares of common stock for $1,070.7 million at an average price per share of $38.09.
The following table includes information with respect to repurchases we made of our common stock during the three months ended June 30, 2019 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 1, 2019 – April 28, 2019	829		$43.53		828	$483,987
April 29, 2019 – May 26, 2019	596		$47.66		595	$455,641
May 27, 2019 – June 30, 2019	593		$44.47		592	$429,297

	2,018	(1)	$45.03	(1)	2,015

(1)	Includes approximately three thousand shares at an average price of $44.36 withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.
Item 4:	Mine Safety Disclosures

Not Applicable
Item 6:	Exhibits

Exhibit Number	Description

10.1	Executive Officer Retirement Agreement dated July 17, 2019 between Teradyne and Gregory R. Beecher, (filed herewith)*

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

Exhibit Number	Description

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ Sanjay Mehta
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

August 9, 2019