Form 10-Q
period 2020-09-27
TERADYNE, INC
filed 2020-11-02
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
The number of shares outstanding of the registrant’s only class of Common Stock as of

October 2
6
, 2020 was 166,055,827 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27,	December 31,
	2020	2019
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$945,180	$773,924
Marketable securities	287,789	137,303
Accounts receivable, less allowance for doubtful accounts of $1,891 and $1,736 at September 27, 2020 and December 31, 2019, respectively	587,243	362,368
Inventories, net	191,317	196,691
Prepayments and other current assets	232,103	188,598

Total current assets	2,243,632	1,658,884
Property, plant and equipment, net	386,170	320,216
Operating lease right-of-use assets, net	54,724	57,539
Marketable securities	108,254	104,490
Deferred tax assets	78,243	75,185
Retirement plans assets	14,915	18,457
Other assets	11,650	10,332
Acquired intangible assets, net	103,672	125,480
Goodwill	435,252	416,431

Total assets	$3,436,512	$2,787,014

LIABILITIES
Current liabilities:
Accounts payable	$150,427	$126,617
Accrued employees’ compensation and withholdings	175,286	163,883
Deferred revenue and customer advances	129,438	104,876
Other accrued liabilities	117,108	70,871
Operating lease liabilities	20,311	19,476
Contingent consideration	—	9,106
Income taxes payable	79,270	44,200

Total current liabilities	671,840	539,029
Retirement plans liabilities	134,650	134,471
Long-term deferred revenue and customer advances	59,099	45,974
Long-term contingent consideration	22,531	30,599
Long-term other accrued liabilities	20,141	19,535
Deferred tax liabilities	11,462	14,070
Long-term operating lease liabilities	42,137	45,849
Long-term incomes taxes payable	74,930	82,642
Debt	406,178	394,687

Total liabilities	1,442,968	1,306,856

Commitments and contingencies (See Note R )
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 166,043 and 166,410 shares issued and outstanding at September 27, 2020 and December 31, 2019, respectively	20,755	20,801
Additional paid-in capital	1,756,831	1,720,129
Accumulated other comprehensive income ( loss )	8,248	(18,854)
Retained earnings (accumulated deficit)	207,710	(241,918)

Total shareholders’ equity	1,993,544	1,480,158

Total liabilities and shareholders’ equity	$3,436,512	$2,787,014

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2019, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands, except per share amount)
Revenues:
Products	$697,745	$488,170	$2,043,281	$1,339,123
Services	121,739	93,868	319,219	301,192

Total revenues	819,484	582,038	2,362,500	1,640,315
Cost of revenues:
Cost of products	300,174	197,196	882,902	555,863
Cost of services	60,382	39,804	143,647	127,861

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	360,556	237,000	1,026,549	683,724

Gross profit	458,928	345,038	1,335,951	956,591
Operating expenses:
Selling and administrative	115,840	109,166	340,488	319,990
Engineering and development	94,909	77,804	274,170	236,030
Acquired intangible assets amortization	6,219	9,647	25,052	30,363
Restructuring and other	(27,701)	(6,500)	1,915	(11,792)

Total operating expenses	189,267	190,117	641,625	574,591

Income from operations	269,661	154,921	694,326	382,000
Non-operating (income) expense:
Interest income	(1,071)	(4,433)	(5,189)	(13,805)
Interest expense	6,237	5,463	17,831	16,846
Other (income) expense, net	764	2,158	3,595	2,070

Income before income taxes	263,731	151,733	678,089	376,889
Income tax provision	41,013	15,873	90,274	34,494

Net income	$222,718	$135,860	$587,815	$342,395

Net income per common share:
Basic	$1.34	$0.80	$3.54	$2.00

Diluted	$1.21	$0.75	$3.23	$1.92

Weighted average common shares—basic	166,014	169,641	166,131	171,471

Weighted average common shares—diluted	184,338	180,494	181,777	178,685

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2019, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Net income	$222,718	$135,860	$587,815	$342,395
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	17,104	(18,002)	24,131	(17,019)
Available-for-sale marketable securities:
Unrealized gains on debt securities arising during period, net of tax of $139, $507, $1,410, $1,762, respectively	335	1,754	5,165	6,391
Less: Reclassification adjustment for gains included in net income, net of tax of $ (194) , $(99), $ (615) , $(125), respectively	(689)	(345)	(2,188)	(442)

	(354)	1,409	2,977	5,949
Defined benefit retirement plans:
Amortization of prior service credit , net of tax of $0, $(11), $(1), $(32), respectively	(2)	(37)	(6)	(111)

Other comprehensive income (loss)	16,748	(16,630)	27,102	(11,181)

Comprehensive income	$239,466	$119,230	$614,917	$331,214

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2019, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	(in thousands)
For the Three Months Ended September 27, 2020
Balance, June 28, 2020	165,806	$20,725	$1,730,716	$(8,500)	$1,610	$1,744,551
Net issuance of common stock under stock-based plans	237	30	13,515			13,545
Stock-based compensation expense			12,600			12,600
Cash dividends ($0.10 per share)					(16,618)	(16,618)
Net income					222,718	222,718
Other comprehensive income				16,748		16,748

Balance, September 27, 2020	166,043	$20,755	$1,756,831	$8,248	$207,710	$1,993,544

For the Three Months Ended September 29, 2019
Balance, June 30, 2019	170,436	$21,305	$1,688,211	$(7,591)	$(222,513)	$1,479,412
Net issuance of common stock under stock-based plans	377	46	14,041			14,087
Stock-based compensation expense			9,933			9,933
Repurchase of common stock	(2,323)	(290)			(124,473)	(124,763)
Cash dividends ($0.09 per share)					(15,264)	(15,264)
Net income					135,860	135,860
Other comprehensive loss				(16,630)		(16,630)

Balance, September 29, 2019	168,490	$21,061	$1,712,185	$(24,221)	$(226,390)	$1,482,635

For the Nine Months Ended September 27, 2020
Balance, December 31, 2019	166,410	$20,801	$1,720,129	$(18,854)	$(241,918)	$1,480,158
Net issuance of common stock under stock-based plans	1,150	144	3,019			3,163
Stock-based compensation expense			33,683			33,683
Repurchase of common stock	(1,517)	(190)			(88,275)	(88,465)
Cash dividends ($0.10 per share)					(49,912)	(49,912)
Net income					587,815	587,815
Other comprehensive income				27,102		27,102

Balance, September 27, 2020	166,043	$20,755	$1,756,831	$8,248	$207,710	$1,993,544

For the Nine Months Ended September 29, 2019
Balance, December 31, 2018	175,522	$21,940	$1,671,645	$(13,040)	$(158,191)	$1,522,354
Net issuance of common stock under stock-based plans	1,762	220	14,511			14,731
Stock-based compensation expense			26,029			26,029
Repurchase of common stock	(8,794)	(1,099)			(364,287)	(365,386)
Cash dividends ($0.09 per share)					(46,307)	(46,307)
Net income					342,395	342,395
Other comprehensive loss				(11,181)		(11,181)

Balance, September 29, 2019	168,490	$21,061	$1,712,185	$(24,221)	$(226,390)	$1,482,635

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2019, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 27,	September 29,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$587,815	$342,395
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	58,111	51,508
Amortization	36,577	36,849
Stock-based compensation	33,028	28,822
Provision for excess and obsolete inventory	13,116	8,848
Contingent consideration adjustment	(7,967)	(16,460)
Deferred taxes	(4,547)	(2,977)
Gains on investments	(3,515)	(4,158)
Retirement plan actuarial losses	2,589	448
Other	750	610
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(222,015)	(66,789)
Inventories	16,998	(14,143)
Prepayments and other assets	(40,751)	(16,118)
Accounts payable and other liabilities	81,557	20,807
Deferred revenue and customer advances	36,589	27,779
Retirement plans contributions	(3,884)	(3,775)
Income taxes	24,060	(31,224)

Net cash provided by operating activities	608,511	362,422

Cash flows from investing activities:
Purchases of property, plant and equipment	(146,872)	(96,048)
Purchases of marketable securities	(488,428)	(605,539)
Proceeds from maturities of marketable securities	309,407	393,472
Proceeds from sales of marketable securities	32,611	60,274
Proceeds from life insurance	546	2,912
Acquisition of businesses, net of cash acquired	149	(21,970)

Net cash used for investing activities	(292,587)	(266,899)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	26,528	29,280
Repurchase of common stock	(88,465)	(368,782)
Dividend payments	(49,870)	(46,269)
Payments related to net settlement of employee stock compensation awards	(22,735)	(14,550)
Payments of contingent consideration	(8,852)	(27,615)

Net cash used for financing activities	(143,394)	(427,936)

Effects of exchange rate changes on cash and cash equivalents	(1,274)	(400)

Inc rease (decrease) in cash and cash equivalents	171,256	(332,813)
Cash and cash equivalents at beginning of period	773,924	926,752

Cash and cash equivalents at end of period	$945,180	$593,939

Supplemental cash flow disclosure
Non-cash investing activities:
Capital Expenditures incurred but not yet paid	$3,119	$2,922
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
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. Teradyne is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November
2
, 2020, the date of issuance of this Quarterly Report on Form
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
C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2020, the FASB issued ASU
2020-06
– “Debt - Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity,” which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted
method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for Teradyne in on January 1, 2022, with early adoption permitted beginning on January 1, 2021. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. Teradyne is evaluating the timing and effects of the adoption of this ASU on its financial statements.
D. ACQUISITIONS
AutoGuide LLC
On November 13, 2019, Teradyne acquired 100% of the membership interests of AutoGuide, LLC (“AutoGuide”), a maker of high-payload autonomous mobile robots (“AMRs”), based in Chelmsford, MA, an emerging and fast growing segment of the global forklift market. The total purchase price was approximately $81.6 million, which included cash paid of approximately $57.6 million and $24.0 million in fair value of contingent consideration payable upon achievement of certain performance targets, extending potentially through 2022. At
Septem
ber
 2
7
, 2020, the maximum contingent consideration that could be paid is $106.9 million.
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

The following unaudited pro forma information gives effect to the acquisition of AutoGuide as if the acquisition occurred on January 1, 2018. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

	For the Three Months Ended	For the Nine Months Ended
	September 29, 2019	September 29, 2019
	(in thousands)
Revenue	$585,238	$1,646,815
Net income	134,911	338,149
Net income per common share:

Basic	$0.80	$1.97

Diluted	$0.75	$1.89

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

	Semiconductor Test			Industrial Automation
	System on a Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide	Wireless Test	Corporate and Other	Total
	(in thousands)
For the Three Months Ended September 27, 2020 (1)
Timing of Revenue Recognition
Point in Time	$393,717	$137,929	$101,045	$51,523	$10,175	$4,076	$37,901	$(41)	$736,325
Over Time	55,988	4,507	17,124	1,686	59	1,192	2,603	—	83,159

Total	$449,705	$142,436	$118,169	$53,209	$10,234	$5,268	$40,504	$(41)	$819,484

Geographical Market
Asia Pacific	$420,821	$137,286	$78,534	$14,471	$1,566	$—	$33,865	$—	$686,543
Americas	17,678	3,730	35,140	16,527	3,981	5,268	5,211	(41)	87,494
Europe, Middle East , and Africa	11,206	1,420	4,495	22,211	4,687	—	1,428	—	45,447

Total	$449,705	$142,436	$118,169	$53,209	$10,234	$5,268	$40,504	$(41)	$819,484

For the Three Months Ended September 29, 2019 (1)
Timing of Revenue Recognition
Point in Time	$273,111	$68,510	$61,988	$57,426	$9,631	$—	$39,948	$(160)	$510,454
Over Time	51,366	4,750	11,317	1,835	—	—	2,316	—	71,584

Total	$324,477	$73,260	$73,305	$59,261	$9,631	$—	$42,264	$(160)	$582,038

Geographical Market
Asia Pacific	$297,590	$68,646	$32,259	$15,855	$1,800	$—	$34,652	$—	$450,802
Americas	14,804	4,085	33,868	16,775	2,820	—	6,344	(160)	78,536
Europe, Middle East , and Africa	12,083	529	7,178	26,631	5,011	—	1,268	—	52,700

Total	$324,477	$73,260	$73,305	$59,261	$9,631	$—	$42,264	$(160)	$582,038

For the Nine Months Ended September 27, 2020 (2)
Timing of Revenue Recognition
Point in Time	$1,261,468	$298,150	$259,498	$140,829	$30,468	$8,608	$125,304	$(294)	$2,124,031
Over Time	162,159	14,000	46,553	5,628	176	2,083	7,870	—	238,469

Total	$1,423,627	$312,150	$306,051	$146,457	$30,644	$10,691	$133,174	$(294)	$2,362,500

Geographical Market
Asia Pacific	$1,330,463	$296,679	$197,208	$39,665	$4,391	$—	$113,576	$—	$1,981,982
Americas	51,315	11,481	91,924	42,634	9,836	10,691	15,253	(294)	232,840
Europe, Middle East , and Africa	41,849	3,990	16,919	64,158	16,417	—	4,345	—	147,678

Total	$1,423,627	$312,150	$306,051	$146,457	$30,644	$10,691	$133,174	$(294)	$2,362,500

For the Nine Months Ended September 29, 2019 (2)
Timing of Revenue Recognition
Point in Time	$776,589	$169,877	$167,500	$174,820	$29,243	$—	$106,705	$(402)	$1,424,332
Over Time	153,701	13,322	37,434	5,690	—	—	5,836	—	215,983

Total	$930,290	$183,199	$204,934	$180,510	$29,243	$—	$112,541	$(402)	$1,640,315

Geographical Market
Asia Pacific	$840,564	$157,726	$94,736	$49,291	$6,208	$—	$95,315	$—	$1,243,840
Americas	46,594	21,728	90,591	50,557	9,152	—	14,511	(402)	232,731
Europe, Middle East , and Africa	43,132	3,745	19,607	80,662	13,883	—	2,715	—	163,744

Total	$930,290	$183,199	$204,934	$180,510	$29,243	$—	$112,541	$(402)	$1,640,315

(1)
Includes $1.7 million and $1.5 million in 2020 and 2019, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606 “
Revenue from Contracts with Customers.”

(2)	Includes $6.1 million and $4.9 million in 2020 and 2019, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “ Revenue from Contracts with Customers.”

Contract Balances
During the three and nine months ended September 27, 2020, Teradyne recognized $17.6 million and $78.2 million, respectively, that was previously included within the deferred revenue and customer advances balances. During the three and nine months ended September 29, 2019, Teradyne recognized $14.2 million and $47.6 million, respectively, that was previously included within the deferred revenue and customer advances balances. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. Teradyne expects to recognize 69% of the remaining performance obligation in the next 12 months, 28% in
1-3
years, and the remainder thereafter.
Accounts Receivable
Teradyne sells certain trade accounts receivables on a
non-recourse
basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $16.5 million and $31.3 million for the three months ended September 27, 2020 and September 29, 2019, respectively and $113.5 million and $113.4 million for the nine months ended September 27, 2020 and September 29, 2019, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material.
F. INVENTORIES
Inventories, net consisted of the following at September 27, 2020 and December 31, 2019:

	September 27, 2020	December 31, 2019
	(in thousands)
Raw material	$117,500	$118,595
Work-in-process	28,406	32,695
Finished goods	45,411	45,401

	$191,317	$196,691

Inventory reserves at September 27, 2020 and December 31, 2019 were $108.7 million and $103.6 million, respectively.
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
During the three and nine months ended September 27, 2020 and September 29, 2019, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three and nine months ended September 27, 2020 were $1.1 million and $4.1 million, respectively. Realized losses recorded in the three and nine months ended September 27, 2020 were $0.1 million and $0.3 million, respectively. Realized gains recorded in the three and nine months ended September 29, 2019 were $0.5 million and $0.7 million, respectively. Realized losses recorded in the nine months ended September 29, 2019 were $0.2 million. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded in the three and nine months ended September 27, 2020 were $2.0 million and $5.7 million, respectively. Unrealized losses on equity securities recorded in the nine months ended September 27, 2020 were $6.0 million. Unrealized gains on equity securities recorded in the three and nine months ended September 29, 2019 were $0.1 million and $3.8 million, respectively. Unrealized losses on equity securities recorded in the three and nine months ended September 29, 2019 were $0.2 million. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale
debt securities are included in accumulated other comprehensive income (loss).

The cost of securities sold is based on the
first-in
first-out
method.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 27, 2020 and December 31, 2019.

	September 27, 2020
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$267,013	$—	$—	$267,013
Cash equivalents	663,301	14,866	—	678,167
Available-for-sale securities:
U.S. Treasury securities	—	202,766	—	202,766
Commercial paper	—	102,149	—	102,149
Corporate debt securities	—	50,715	—	50,715
Debt mutual funds	6,852	—	—	6,852
U.S. government agency securities	—	4,346	—	4,346
Certificates of deposit and time deposits	—	2,416	—	2,416
Non-U.S. government securities	—	619	—	619
Equity securities:
Mutual funds	26,180	—	—	26,180

	$963,346	$377,877	$—	$1,341,223
Derivative assets	—	25	—	25

Total	$963,346	$377,902	$—	$1,341,248

Liabilities
Contingent consideration	$—	$—	$22,531	$22,531
Derivative liabilities	—	185	—	185

Total	$—	$185	$22,531	$22,716

Reported as follow s :

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$930,314	$14,866	$—	$945,180
Marketable securities	—	287,789	—	287,789
Long-term marketable securities	33,032	75,222	—	108,254
Prepayments and other current assets	—	25	—	25

Total	$963,346	$377,902	$—	$1,341,248

Liabilities	.
Other current liabilities	$—	$185	$—	$185
Long-term contingent consideration	—	—	22,531	22,531

Tota l	$—	$185	$22,531	$22,716

	December 31, 2019
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$311,975	$—	$—	$311,975
Cash equivalents	410,285	51,664	—	461,949
Available-for-sale securities:
Corporate debt securities	—	97,307	—	97,307
Commercial paper	—	54,149	—	54,149
U.S. Treasury securities	—	42,382	—	42,382
U.S. government agency securities	—	9,952	—	9,952
Debt mutual funds	6,888	—	—	6,888
Certificates of deposit and time deposits	—	4,751	—	4,751
Non-U.S. government securities	—	592	—	592
Equity securities:
Equity mutual funds	25,772	—	—	25,772

	$754,920	$260,797	$—	$1,015,717
Derivative assets	—	528	—	528

Total	$754,920	$261,325	$—	$1,016,245

Liabilities
Contingent consideration	$—	$—	$39,705	$39,705
Derivative liabilities	—	203	—	203

Total	$—	$203	$39,705	$39,908

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$722,260	$51,664	$—	$773,924
Marketable securities	—	137,303	—	137,303
Long-term marketable securities	32,660	71,830	—	104,490
Prepayments and other current assets	—	528	—	528

Total	$754,920	$261,325	$—	$1,016,245

Liabilities
Other accrued liabilities	$—	$203	$—	$203
Contingent consideration	—	—	9,106	9,106
Long-term contingent consideration	—	—	30,599	30,599

Total	$—	$203	$39,705	$39,908

Changes in the fair value of Level 3 contingent consideration for the three and nine months ended September 27, 2020 and September 29, 2019 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$49,737	$26,847	$39,705	$70,543
Fair value adjustment ( a)(b)(c)	(27,206)	(7,759)	(7,967)	(16,460)
Payments (d )(e)	—	—	(8,852)	(34,590)
Foreign currency impact	—	(1,008)	(355)	(1,413)

Balance at end of period	$22,531	$18,080	$22,531	$18,080

(a)
In the three and nine months ended September 27, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide decreased by $27.2 million and $4.4 million, respectively, due to lower forecasted results. Teradyne has received a letter from the sellers of AutoGuide alleging non-compliance
with the
earn-out
provisions of the AutoGuide acquisition agreement. Teradyne disputes the allegations of non-compliance.
The ultimate amount of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide may be affected by the outcome of the dispute.

(b)
In the nine months ended September 27, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of MiR decreased by $3.5 million due to lower forecasted results.

(c)
In the three and nine months ended September 29, 2019, the fair value of contingent consideration for the earn-out
in connection with the acquisition of MiR decreased by $7.8 million and $16.5 million, respectively, primarily due to a decrease in the forecasted revenue, partially offset by impact from the modification of the earn-out
structure in the three months ended September 29, 2019.

(d)	In the nine months ended September 27, 2020, Teradyne paid $8.9 million of contingent consideration for the earn-out in connection with the acquisition of MiR.
(e)
In the nine months ended September 29, 2019, Teradyne paid $30.8 million and $3.8 million of contingent consideration for the earn-outs in connection with the acquisition of MiR and Universal Robots A/S (“Universal Robots”), respectively.

The following table provides quantitative information associated with the fair value measurement of Teradyne’s Level 3 financial instruments:

Liability	September 27, 2020 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
	(in thousands)
Contingent consideration (AutoGuide)	$22,531	Monte Carlo Simulation	Revenue volatility	17.5%
			Discount Rate	1.4%
Contingent consideration (MiR)	$—	Monte Carlo Simulation	Revenue volatility	10.0%
			Discount Rate	0.8%
As of September 27, 2020, the significant unobservable inputs used in the Monte Carlo simulation to fair value the AutoGuide and MiR contingent consideration include forecasted revenues, revenue volatility, earnings before interest and taxes, and discount rate. Increases or decreases in the inputs would result in a higher or lower fair value measurement.
As of September 27, 2020, the maximum amount of contingent consideration that could be paid in connection with the acquisition of AutoGuide is $106.9 million. The earn-out
periods end on December 31, 2020, December 31, 2021 and December 31, 2022.
As of September 27, 2020, the maximum amount of contingent consideration that could be paid in connection with the acquisition of MiR is $65.8 million. The remaining earn-out
period ends on December 31, 2020.

The carrying amounts and fair values of Teradyne’s financial instruments at September 27, 2020 and December 31, 2019 were as follows:

	September 27, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$945,180	$945,180	$773,924	$773,924
Marketable securities	396,043	396,043	241,793	241,793
Derivative assets	25	25	528	528
Liabilities
Contingent consideration	22,531	22,531	39,705	39,705
Derivative liabilities	185	185	203	203
Convertible debt (1)	406,178	1,151,460	394,687	1,010,275

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note, which includes the equity conversion features.
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at September 27, 2020:

	September 27, 2020
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$201,193	$1,606	$(33)	$202,766	$20,611
Commercial paper	102,141	8	—	102,149	500
Corporate debt securities	44,350	6,417	(52)	50,715	2,207
Debt mutual funds	6,661	191	—	6,852	—
U.S. government agency securities	4,288	60	(2)	4,346	1,113
Certificates of deposit and time deposits	2,414	2	—	2,416	—
Non-U.S. government securities	619	—	—	619	—

	$361,666	$8,284	$(87)	$369,863	$24,431

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$287,670	$128	$(9)	$287,789	$18,953
Long-term marketable securities	73,996	8,156	(78)	82,074	5,478

	$361,666	$8,284	$(87)	$369,863	$24,431

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

As of September 27, 2020 and December 31, 2019, the fair market value of investments with unrealized losses less than one year totaled $24.4 million and $23.6 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at September 27, 2020 and December 31, 2019 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at September 27, 2020 were as follows:

	September 27, 2020
	Cost	Fair Market Value
	(in thousands)
Due within one year	$287,670	$287,789
Due after 1 year through 5 years	20,790	21,266
Due after 5 years through 10 years	13,021	14,211
Due after 10 years	33,524	39,745

Total	$355,005	$363,011

Contractual maturities of investments in
available-for-sale
securities held at September 27, 2020 exclude debt mutual funds with a fair market value of $6.9 million, as they do not have a contractual maturity date.

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
The notional amount of foreign currency forward contracts at September 27, 2020 and December 31, 2019 was $111.5 million and $144.9 million, respectively.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of September 27, 2020 and December 31, 2019:

	Balance Sheet Location	September 27, 2020	December 31, 2019
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$25	$528
Foreign exchange contracts	Other current liabilities	(185)	(203)

Total derivatives		$(160)	$325

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended September 27, 2020 and September 29, 2019:

	Location of (Gains) Losses	For the Three Months Ended		For the Nine Months Ended
	Recognized in	September 27,	September 29,	September 27,	September 29,
	Statement of Operations	2020	2019	2020	2019
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$(551)	$3,699	$3,930	$7,872

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.
(2)
For the three months ended September 27, 2020, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were
$
1.2 million. For the nine months ended September 27, 2020, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.4 million.

(3)
For the three months ended September 29, 2019, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.5 million. For the nine months ended September 29, 2019, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.4 million.

See Note
H
: “Debt” regarding derivatives related to the convertible senior notes.
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
% per year payable semiannually in arrears on June 15 and December 15 of each year. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. As of September 27, 2020, the conversion price was approximately $31.57 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of November 2, 2020, fourteen holders exercised the option to convert twenty-nine thousand dollars’ worth of Notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.57. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of Teradyne’s common stock.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of September 27, 2020, the strike price of the warrants was approximately $39.62 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
The provisions of ASC
470-20,
“
Debt with Conversion and Other Options,
” are applicable to the Notes. ASC
470-20
requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to interest expense using the effective interest method over the seven-year term of the Notes. As of September 27, 2020, debt issuance costs were approximately $3.6 million.
The below tables represent the key components of Teradyne’s convertible senior notes:

	September 27, 2020	December 31, 2019
	(in thousands)
Debt Principal	$459,973	$460,000
Unamortized discount	53,795	65,313

Net Carrying amount of convertible debt	$406,178	$394,687

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(in thousands)		(in thousands)
Contractual interest expense on the coupon	$1,438	$1,438	$4,313	$4,313
Amortization of the discount component and debt issue fees recognized as interest expense	3,887	3,699	11,518	10,961

Total interest expense on the convertible debt	$5,325	$5,137	$15,831	$15,274

As of September 27, 2020, the remaining unamortized discount was $53.8 million, which will be amortized over 3.3 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million. As of September 27, 2020, the if-converted
value of the Notes was $1,132.4 million.
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
Proceeds from the Credit Facility may be used for general corporate purposes and working capital. During the nine
 months ended September 27, 2020, Teradyne incurred $3.5 million in costs related to the revolving credit facility. These costs are being amortized over the three-year
term of the revolving credit facility and are included in interest expense in the statement of operations. As of November
2
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
As of November
2
, 2020, Teradyne was in compliance with all covenants.
I. PREPAYMENTS
Prepayments consist of the following and are included in prepayments and other assets on the balance sheet:

	September 27,	December 31,
	2020	2019
	(in thousands)
Contract manufacturer and supplier prepayments	$185,567	$143,392
Prepaid taxes	11,278	8,046
Prepaid maintenance and other services	10,064	8,503
Other prepayments	14,063	16,753

Total prepayments	$220,972	$176,694

J. DEFERRED REVENUE AND CUSTOMER ADVANCES
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	September 27,	December 31,
	2020	2019
	(in thousands)
Maintenance, service and training	$71,362	$63,815
Customer advances, undelivered elements and other	68,472	56,358
Extended warranty	48,703	30,677

Total deferred revenue and customer advances	$188,537	$150,850

K. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$13,016	$8,133	$8,996	$7,909
Acquisition	—	—	—	14
Accruals for warranties issued during the period	8,255	3,508	19,522	10,008
Accruals related to pre-existing warranties	158	1,132	1,569	3,156
Settlements made during the period	(6,272)	(4,265)	(14,930)	(12,579)

Balance at end of period	$15,157	$8,508	$15,157	$8,508

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Balance at beginning of period	$40,178	$28,716	$30,677	$27,422
Deferral of new extended warranty revenue	13,674	5,666	32,724	16,962
Recognition of extended warranty deferred revenue	(5,149)	(4,445)	(14,698)	(14,447)

Balance at end of period	$48,703	$29,937	$48,703	$29,937

L. STOCK-BASED COMPENSATION
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
Performance-based restricted stock units (“PRSUs”) granted to Teradyne’s executive officers may have a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year TSR performance is measured against the New York Stock Exchange (“NYSE”) Composite Index. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares capped at four times the grant date value for grants prior to 201
9
. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant to the date described in the retirement provisions below. Compensation expense for executive officers meeting the retirement provisions prior to the grant date is recognized during the yea
r
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
non-cash
convertible debt interest expense; and other
non-recurring
gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized

2
0

on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for executive officers meeting the retirement provisions prior to the grant date is recognized during the year following the grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.
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
During the nine months ended September 27, 2020 and September 29, 2019, Teradyne granted 0.4 million and 0.7 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $70.76 and $36.85, respectively, and 0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $64.99 and $48.03, respectively.
During the nine months ended September 27, 2020 and September 29, 2019, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $70.94 and $36.88, respectively.
During the nine months ended September 27, 2020 and September 29, 2019, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $89.93 and $51.51, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	September 27,	September 29,
	2020	2019
Risk-free interest rate	1.5%	2.6%
Teradyne volatility-historical	34.9%	31.9%
NYSE Composite Index volatility-historical	11.4%	11.9%
Dividend yield	0.6%	1.0%
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
During the nine months ended September 27, 2020 and September 29, 2019, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $20.67 and $10.61, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	September 27,	September 29,
	2020	2019
Expected life (years)	5.0	5.0
Risk-free interest rate	1.6%	2.5%
Volatility-historical	31.6%	30.1%
Dividend yield	0.6%	1.0%
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

M. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in accumulated other comprehensive (loss) income, which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended September 27, 2020
Balance at December 31, 2019, net of tax of $0, $946, $(1,124), respectively	$(23,514)	$3,480	$1,180	$(18,854)
Other comprehensive income before reclassifications, net of tax of $0, $1,410, $0, respectively	24,131	5,165	—	29,296
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(615), $(1), respectively	—	(2,188)	(6)	(2,194)

Net current period other comprehensive income (loss), net of tax of $0, $795, $(1), respectively	24,131	2,977	(6)	27,102

Balance at September 27, 2020, net of tax of $0, $1,741, $(1,125), respectively	$617	$6,457	$1,174	$8,248

Nine Months Ended September 29, 2019
Balance at December 31, 2018, net of tax of $0, $(521), $(1,081), respectively	$(12,523)	$(1,845)	$1,328	$(13,040)
Other comprehensive (loss) income before reclassifications, net of tax of $0, $1,762, $0, respectively	(17,019)	6,391	—	(10,628)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(125), $(32), respectively	—	(442)	(111)	(553)

Net current period other comprehensive (loss) income , net of tax of $0, $1,637, $(32), respectively	(17,019)	5,949	(111)	(11,181)

Balance a t September 29, 2019, net of tax of $0, $1,116, $(1,113), respectively	$(29,542)	$4,104	$1,217	$(24,221)

Reclassifications out of accumulated other comprehensive (loss) income to the statement of operations for the three and nine months ended September 27, 2020 and September 29, 2019 were as follows:

	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
Details about Accumulated Other Comprehensive Income Components	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $194, $99, $615, $125, respectively	$689	$345	$2,188	$442	Interest income
Defined benefit retirement plans:
Amortization of prior service cred it, net of tax of $0, $11, $1, $32, respectively	2	37	6	111	(a)

Total reclassifications, net of tax of $194, $110, $616, $157, respectively	$691	$382	$2,194	$553	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit. See Note Q: “Retirement Plans.”

N. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.
The changes in the carrying amount of goodwill by reportable segments for the nine months ended September 27, 2020, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2019
Goodwill	$396,483	$158,699	$361,819	$261,996	$1,178,997
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	396,483	10,516	7,976	1,456	416,431
AutoGuide acquisition	(149)	—	—	—	(149)
Foreign currency translation adjustment	18,881	—	—	89	18,970

Balance at September 27, 2020
Goodwill	415,215	158,699	361,819	262,085	1,197,818
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$415,215	$10,516	$7,976	$1,545	$435,252

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at September 27, 2020
Developed technology	$361,787	$(295,801)	$(3,806)	$62,180
Customer relationships	75,669	(63,107)	(42)	12,520
Tradenames and trademarks	70,120	(40,891)	(257)	28,972

Total intangible assets	$507,576	$(399,799)	$(4,105)	$103,672

Balance, December 31, 2019
Developed technology	$361,787	$(279,000)	$(5,709)	$77,078
Customer relationships	75,669	(59,077)	(455)	16,137
Tradenames and trademarks	70,120	(36,671)	(1,184)	32,265
Backlog	260	(260)	—	—

Total intangible assets	$507,836	$(375,008)	$(7,348)	$125,480

Aggregate intangible asset amortization expense was $6.2 million and $25.1 million, respectively, for the three and nine months ended September 27, 2020 and $9.6 million and $30.4 million, respectively, for the three and nine months ended September 29, 2019.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2020 (remainder)	5,721
2021	21,254
2022	20,361
2023	19,874
2024	19,565
Thereafter	16,897
O. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$222,718	$135,860	$587,815	$342,395

Weighted average common shares-basic	166,014	169,641	166,131	171,471
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	9,156	5,800	8,029	4,117
Convertible note hedge warrant shares (2)	7,775	3,580	6,364	1,786
Restricted stock units	1,237	1,313	1,104	1,112
Stock options	141	155	136	186
Employee stock purchase plan	15	5	13	13

Dilutive potential common shares	18,324	10,853	15,646	7,214

Weighted average common shares-diluted	184,338	180,494	181,777	178,685

Net income per common share-basic	$1.34	$0.80	$3.54	$2.00

Net income per common share-diluted	$1.21	$0.75	$3.23	$1.92

(1)
Incremental shares from assumed conversion of the convertible notes was calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.57, multiplied by 14.6 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

(2)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.62, multiplied by 14.6 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended September 27, 2020 excludes the effect of the potential vesting of 0.1 million and 0.2 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and nine months ended September 29, 2019 excludes the effect of the potential vesting of 0.1 million of stock options, because the effect would have been anti-dilutive.
The computation of diluted net income per share for the nine months ended September 29, 2019 excludes the effect of the potential vesting of 0.2 million of restricted stock units, because the effect would have been anti-dilutive.
P. RESTRUCTURING AND OTHER
During the three months ended September 27, 2020, Teradyne recorded a $27.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability, a $1.1 million gain for the decrease in acquisition related compensation liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation.

During the three months ended September 29, 2019, Teradyne recorded a $7.8 million gain for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation

and
 $0.5 million for acquisition related compensation and expenses
.
During the nine months ended September 27, 2020, Teradyne recorded a $4.0 million contract termination settlement charge, $3.4 million of acquisition related compensation and expenses, $1.2 million of severance charges primarily in Industrial Automation, and $1.2 million of other expenses, partially offset by a $4.4 million gain for the decrease in the fair value of the AutoGuide contingent consideration liabilities, and a $3.5 million gain for the decrease in the fair value of the MiR contingent consideration liability.
During the nine months ended September 29, 2019, Teradyne recorded a $16.5 million gain for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $2.1 million recorded for employee severance charges primarily in Semiconductor Test and Industrial Automation
 and
$2.3 million for acquisition related expenses and compensatio
n
.
Q. RETIREMENT PLANS
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
In the three months ended September 27, 2020, Teradyne purchased a group annuity contract for its retiree participants in the U.S. qualified pension plan. Under the group annuity, the accrued pension obligations for approximately 115 retiree participants were transferred to an insurance company. The reduction in the pension benefit obligation and pension assets was $24.4 million. In the three and nine months ended September 27, 2020, Teradyne recorded $2.2 million of pension actuarial loss and a settlement loss of $0.5 million from interim remeasurement of U.S. Pension Plan related to the retiree group annuity transaction.
In the nine months ended September 27, 2020, Teradyne contributed $2.2 million to the U.S. supplemental executive defined benefit pension plan and $0.7 million to certain qualified pension plans for
non-U.S.
subsidiaries.

For the three and nine months ended September 27, 2020 and September 29, 2019, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	September 27, 2020		September 29, 2019
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$417	$216	$402	$183
Interest cost	1,460	123	1,797	168
Expected return on plan assets	(1,170)	(16)	(1,510)	(7)
Net actuarial loss	2,238	—	—	—
Settlem ent loss	450	—	—	—

Total net periodic pension cost	$3,395	$323	$689	$344

	For the Nine Months Ended
	September 27, 2020		September 29, 2019
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,283	$648	$1,206	$550
Interest cost	4,505	369	5,392	505
Expected return on plan assets	(3,634)	(47)	(4,531)	(21)
Net actuarial loss	2,418	—	252	—

Settlem ent loss	450	—	—	—

Total net periodic pension cos t	$5,022	$970	$2,319	$1,034

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
For the three and nine months ended September 27, 2020 and September 29, 2019, Teradyne’s net periodic postretirement benefit cost
(income)
was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Service cost	$14	$10	$43	$31
Interest cost	60	87	180	260
Amortization of prior service credit	(2)	(48)	(7)	(143)
Net actuarial (gain) loss	—	—	(279)	196

Total net periodic postretirement benefit cost (cre dit)	$72	$49	$(63)	$344

R. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of September 27, 2020, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $669.3 million, of which $663.0 million is for less than one year.

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
S. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rat
e
 to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Nin e Months Ended
	September 27 , 2020	September 29 , 2019	September 27 , 2020	September 29 , 2019
US statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
I n ternational provisions of the U.S. Tax C uts and Jobs Act o f 2017	3.6	1.2	0.7	1.0
Foreign taxes	(6.9)	(5.1)	(5.8)	(4.9)
Tax cre dits	(1.1)	(1.8)	(1.4)	(2.2)
Discrete (benefit) expense related to the internat ional provisions of the U.S. Tax C uts and Jobs Act of 2017	(0.6)	(4.0)	(0.2)	2.3
Discrete ( benefit ) expense related to release of reserve s for uncertain tax positions	(0.5)	0.1	(0.2)	(6.9)
Discrete benefit related to equity compensation	(0.4)	(0.7)	(1.4)	(1.5)
Other, net	0.5	(0.2)	0.6	0.4

Effective tax rate	15.6%	10.5%	13.3%	9.2%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of September 27, 2020, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of September 27, 2020 and December 31, 2019, Teradyne had $17.6 million and $21.2 million, respectively, of reserves for uncertain tax positions. The $3.6 million net decrease in reserves for uncertain tax positions is primarily related to U.S. state research and development credits generated in prior years, as well as inventory cost capitalization and equity compensation in prior years.
As of September 27, 2020, Teradyne does not anticipate a material change in the balance of unrecognized tax benefits during the next twelve months.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of September 27, 2020 and December 31, 2019, $1.4 million and $1.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended September 27, 2020 and September 29, 2019, expense of $0.0 million and $0.2 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended September 27, 2020 was $24.9 million, or $0.14 per diluted share. The tax savings due to the tax holiday for the nine months ended September 29, 2019 was $12.0 million, or $0.07 per diluted share. The tax holiday is scheduled to expire on December 31, 2020. Teradyne is currently in discussion with the Singapore Economic Development Board with respect to extension of the tax holiday for periods after December 31, 2020.

T. SEGMENT INFORMATION
Teradyne has four reportable segments (Semiconductor Test, System Test, Industrial Automation and Wireless Test). Each of the Semiconductor Test, System Test, and Wireless Test segments is also an individual operating segment. The Industrial Automation reportable segment consists of operating segments with discrete financial information, which have been combined into one reportable segment as they share similar economic characteristics, types of products, production processes and distribution channels. On September 15, 2020, Teradyne announced the appointment of Gregory Smith as President of Teradyne’s Industrial Automation reportable segment effective October 1, 2020. With the appointment of Gregory Smith, the Industrial Automation reportable segment will become an individual operating segment. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage and system level test, and circuit-board test. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms, autonomous mobile robots and advanced robotic control software. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test produc
t
s and services.
Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2019.
Segment information for the three and nine months ended September 27, 2020 an
d
 September 29, 2019 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Other	Consolidated
	(in thousands)
Three Months Ended September 27, 2020
Revenues	$592,141	$118,169	$68,711	$40,504	$(41)	$819,484
Income (loss) before income taxes (1)(2)	189,116	47,368	(5,302)	10,938	21,611	263,731
Total assets (3)	1,069,830	155,642	667,132	108,671	1,435,237	3,436,512
Three Months Ended September 29, 2019
Revenues	$397,737	$73,305	$68,892	$42,264	$(160)	$582,038
Income (loss) before income taxe s (1) (2)	116,633	24,381	(1,645)	11,182	1,182	151,733
Total assets (3)	757,422	126,452	580,635	94,789	1,139,493	2,698,791
Nine Months Ended September 27, 2020
Revenues	$1,735,777	$306,051	$187,792	$133,174	$(294)	$2,362,500
Income (loss) before income taxes (1)(2)	571,719	114,968	(32,041)	35,640	(12,197)	678,089
Total assets (3)	1,069,830	155,642	667,132	108,671	1,435,237	3,436,512
Nine Months Ended September 29, 2019
Revenues	$1,113,489	$204,934	$209,753	$112,541	$(402)	$1,640,315
Income (loss) before income taxes (1)(2)	291,037	63,254	(10,670)	25,740	7,528	376,889
Total assets (3)	757,422	126,452	580,635	94,789	1,139,493	2,698,791

(1)
Included in Corporate and Other are: contingent consideration adjustments, employee severance charges, interest (income) and expense
, net foreign exchange (gains) and losses, pension and postretirement plan actuarial (gains) and losses and settlement charges, intercompany eliminations, and certain acquisition related charges and compensation.

(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, and inventory charges.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2020	2019	2020	2019
	(in thousands)
Semiconductor Test:
Cost of revenues - inventory charge	$1,131	$1,867	$7,956	$5,319
Restructuring and other - contract termination settlement fee	—	—	4,000	—
Restructuring and other - employee severance	—	—	—	1,009
Wireless:
Cost of revenues - inventory charge	$1,802	$724	$3,957	$1,892
Restructuring and other - employee severance	—	—	—	566
Industrial Automation:
Cost of revenues - inventory charge	$—	$—	$505	$508
Restructuring and other - acquisition related compensation and expenses	—	—	790	1,330
Restructuring and other - employee severance	—	—	664	604
System Test:
Cost of revenues - inventory charge	$—	$—	$698	$1,129
Corporate and Other:
Restructuring and other - AutoGuide contingent consideration adjustment	$(27,206)	$—	$(4,421)	$—
Restructuring and other - acquisition related compensation and expenses	(1,086)	816	2,629	928
Restructuring and other - MiR contingent consideration adjustment	—	(7,759)	(3,546)	(16,427)
Selling and administrative - equity modification charge	—	2,108	—	2,108
U. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2020, Teradyne’s Board of Directors authorized a new stock repurchase program for up to $1.0 billion of common stock. Effective April 1, 2020, Teradyne suspended its share repurchase program.
During the nine months ended September 27, 2020, Teradyne repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share. During the nine months ended September 29, 2019, Teradyne repurchased 8.8 million shares of common stock for $368.8 million at an average price of $41.93 per share.
The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2020
,
 May
 2020
and August 2020, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and nine months ended September 27, 2020 were $16.6 million and $49.9 million, respectively.
In January 2019
,
 May
20
19
and August 2019, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the three and nine months ended September 29, 2019 were $15.3 million
a
nd $46.3 million, respectivel
y.
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
Operations
We believe the
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs and decreasing demand in our Industrial Automation businesses, but we cannot accurately estimate the amount of the impact to our third quarter 2020 financial results or to our future financial results. In addition, restrictions on our access to manufacturing facilities or on our support operations or workforce, or similar limitations for our contract manufacturers and suppliers, and restrictions or disruptions affecting transportation, such as reduced availability of transportation and increased border controls or closures, could limit our capacity to meet customer demand which could have a material adverse effect on our financial condition and results of operations. These measures have impacted and may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers. The constraints and limits imposed on our operations may slow or diminish our production and research and development activities as well as application support projects with our customers. At this time, application support projects are largely on track with employees assisting customers on-site
where necessary but with the use of enhanced safety protocols. Research and development projects are, with minor exceptions, on schedule despite the rapid shift of a significant number of our engineers working remotely. While governmental measures may be modified or extended, we expect that our manufacturing and research and development facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the
COVID-19
pandemic.
Supply
We have not yet experienced any significant impacts or interruptions to our supply chain as a result of the
COVID-19
pandemic. However, our suppliers have faced and may continue to face difficulties maintaining operations in light of government-ordered restrictions, including social distancing requirements and shelter-in-place
mandates. Our supply chain team, and our suppliers, overcame numerous supply, production, and logistics obstacles in 2020, but there is no assurance we or they will be able to do so in the future. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers
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

Demand
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets, which could result in a significant decrease in demand for our products for an uncertain period of time. Demand for our Test products was strong throughout the third quarter and into the fourth quarter. While there is incremental softening in the automotive sector, there is strengthening demand in mobility, 5G, and memory test. Our Industrial Automation business, however, experienced a significant decline in demand through first half of 2020 due to
COVID-19
related shutdowns affecting global manufacturing but demand recovered in the third quarter from the low point in the second quarter. We anticipate that the
COVID-19
pandemic could cause further global economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is uncertainty related to the anticipated impact of the
COVID-19
pandemic on our future results, we believe our business model, our current cash reserves and the recent steps we have taken to manage our cash flow, such as suspending our stock repurchase program, leave us well-positioned to manage our business through this crisis as it continues to unfold. We have a strong balance sheet as well as an operating model that can flex up and down with extreme demand swings and still remain profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the
COVID-19
pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million as further described in Note H: “Debt.” As of November 2, 2020, we have not borrowed any funds under the credit facility. While test demand remained strong at the beginning of our fourth quarter and our balance sheet has over $1 billion in available cash and marketable securities with no short-term debt as of November 2, 2020, the impact of the
COVID-19
pandemic on short-term Test and Industrial Automation demand remain uncertain.
We are continuing to monitor the rapidly evolving situation regarding the
COVID-19
pandemic and guidance from government authorities around the world, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As a result, given the uncertain nature of this situation, we are not able to accurately predict the full extent of the impact of
COVID-19
on our business, financial condition, results of operations, liquidity, or cash flows in the future. In addition, see Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the
COVID-19
pandemic.
Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended September 27, 2020 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019, except as noted below.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of November 2, 2020, the date of issuance of this Quarterly Report on Form
10-Q.
These estimates may change, as new events occur and additional information is obtained. Actual results could differ significantly from these estimates under different assumptions or conditions.
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

Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. Teradyne is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 2, 2020, the date of issuance of this Quarterly Report on Form
10-Q.
These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.
SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Percentage of revenues:
Revenues:
Products	85%	84%	86%	82%
Services	15	16	14	18

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	37	34	37	34
Cost of services	7	7	6	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	44	41	43	42

Gross profit	56	59	57	58
Operating expenses:
Selling and administrative	14	19	14	20
Engineering and development	12	13	12	14
Acquired intangible assets amortization	1	2	1	2
Restructuring and other	(3)	(1)	—	(1)

Total operating expenses	23	33	27	35

Income from operations	33	27	29	23
Non-operating (income) expense:
Interest income	—	(1)	—	(1)
Interest expense	1	1	1	1
Other (income) expense, net	—	—	—	—

Income before income taxes	32	26	29	23
Income tax provision	5	3	4	2

Net income	27%	23%	25%	21%

Results of Operations
Third Quarter 2020 Compared to Third Quarter 2019
Revenues
Revenues by our reportable segments were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Semiconductor Test	$592.1	$397.7	$194.4
System Test	118.2	73.3	44.9
Industrial Automation	68.7	68.9	(0.2)
Wireless Test	40.5	42.3	(1.8)
Corporate and Other	—	(0.2)	0.2

	$819.5	$582.0	$237.5

The increase in Semiconductor Test revenues of $194.4 million, or 48.9%, was driven primarily by an increase in semiconductor mobility test sales resulting from increased complexity of cell phone silicon which drives demand for testers, and an increase in memory test sales of flash and DRAM memory testers. The increase in System Test revenues of $44.9 million, or 61.3%, was primarily due to higher sales in Storage Test of system level and hard disk drive testers, and higher sales in Defense/Aerospace of test instrumentation and systems, partially offset by lower sales in Production Board Test due to lower automotive electronics demand. The decrease in Wireless Test revenues of $1.8 million, or 4.3%, was primarily due to lower demand for millimeter wave test products, partially offset by higher sales in connectivity test products.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	September 27,	September 29,
	2020	2019
Taiwan	37%	21%
Korea	16	10
China	15	31
United States	10	14
Europe	6	9
Thailand	5	4
Japan	2	4
Singapore	2	3
Philippines	2	2
Malaysia	2	2
Rest of World	3	—

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar/Point Change
	(in millions)
Gross profit	$458.9	$345.0	$113.9
Percent of total revenues	56.0%	59.3%	(3.3)
Gross profit as a percent of the revenue decreased by 3.3 points, primarily due to product mix in Semiconductor Test and higher logistic and operations costs due to the
COVID-19
pandemic.
We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand
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
During the three months ended September 27, 2020, we recorded an inventory provision of $3.5 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $1.8 million was related to Wireless Test and $1.1 million was related to Semiconductor Test.
During the three months ended September 29, 2019, we recorded an inventory provision of $3.0 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $1.9 million was related to Semiconductor Test, $0.7 million was related to Wireless Test and $0.4 million was related to System Test.
During the three months ended September 27, 2020 and September 29, 2019, we scrapped $2.4 million and $3.4 million of inventory, respectively. During the three months ended September 27, 2020 and September 29, 2019, we sold $0.3 million and $0.8 million of previously written-down or written-off
inventory, respectively. As of September 27, 2020, we had reserves for inventory, which had been written-down or written-off
totaling $108.7 million. We have no
pre-determined
timeline to scrap the remaining inventory.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Selling and administrative	$115.8	$109.2	$6.7
Percent of total revenues	14.1%	18.8%
The increase of $6.7 million in selling and administrative expenses was primarily due to higher variable compensation.

Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Engineering and development	$94.9	$77.8	$17.1
Percent of total revenues	11.6%	13.4%
The increase of $17.1 million in engineering and development expenses was primarily due to higher variable compensation and higher spending across all segments.
Restructuring and Other
During the three months ended September 27, 2020, we recorded a $27.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability, a $1.1 million gain for the decrease in acquisition related compensation liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation.
During the three months ended September 29, 2019, we recorded a $7.8 million gain for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation and $0.5 million for acquisition related compensation and expenses.
Interest and Other

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Interest income	$(1.1)	$(4.4)	$3.4
Interest expense	6.2	5.5	0.8
Other (income) expense, net	0.8	2.2	(1.4)
Interest income decreased by $3.4 million primarily due to lower interest rates in 2020 compared to 2019. Other (income) expense, net decreased by $1.4 million, primarily due to changes in unrealized gains/losses on equity securities, and lower foreign exchange losses, partially offset by higher pension actuarial losses in 2020.
Income (Loss) Before Income Taxes

	For the Three Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Semiconductor Test	$189.1	$116.6	$72.5
System Test	47.4	24.4	23.0
Wireless Test	10.9	11.2	(0.2)
Industrial Automation	(5.3)	(1.6)	(3.6)
Corporate and Other (1)	21.6	1.2	20.4

	$263.7	$151.7	$112.0

(1)
Included in Corporate and Other are: contingent consideration adjustments, employee severance charges, interest (income) and expense, net foreign exchange (gains) and losses, pension and postretirement plan actuarial (gains) and losses and settlement charges, intercompany eliminations, and certain acquisition related charges and compensation.

The increase in income before income taxes in Semiconductor Test was driven primarily by an increase in semiconductor mobility test sales resulting from increased complexity of cell phone silicon which drives demand for testers, and an increase in memory test sales of flash and DRAM memory testers. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of system level and hard disk drive testers, and higher sales in Defense/Aerospace of test instrumentation and systems, partially offset by lower sales in Production Board Test due to lower automotive electronics demand. The decrease in income before income taxes in Industrial Automation was primarily due to higher engineering and development spending, partially offset by lower intangible assets amortization.
Income Taxes
The effective tax rate for the three months ended September 27, 2020 and September 29, 2019 was 15.6% and 10.5%, respectively. The increase in the effective tax rate from the three months ended September 29, 2019 to the three months ended September 27, 2020 was primarily attributable to an increase in expense related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017.
Nine Months 2020 Compared to Nine Months 2019
Revenues
Revenues by our four reportable segments were as follows:

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Semiconductor Test	$1,735.8	$1,113.5	$622.3
System Test	306.1	204.9	101.2
Industrial Automation	187.8	209.8	(22.0)
Wireless Test	133.2	112.5	20.7
Corporate and Other	(0.3)	(0.4)	0.1

	$2,362.5	$1,640.3	$722.2

The increase in Semiconductor Test revenues of $622.3 million, or 55.9%, was driven primarily by an increase in semiconductor mobility test sales resulting from increased complexity of cell phone silicon which drives demand for testers, and an increase in memory test sales of flash and DRAM testers. The increase in System Test revenues of $101.2 million, or 49.4%, was primarily due to higher sales in Storage Test of system level and hard disk drive testers, and higher sales in Defense/Aerospace test instrumentation and systems, partially offset by lower sales in Production Board Test due to lower automotive electronics demand. The decrease in Industrial Automation revenues of $22.0 million, or 10.5%, was primarily due to lower demand for collaborative robotic arms in the automotive and manufacturing markets amplified by the impacts of
COVID-19.
The increase in Wireless Test revenues of $20.7 million, or 18.4%, was primarily due to increased sales of 5G and WiFi 6 testers.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	September 27, 2020	September 29, 2019
Taiwan	40%	22%
China	15	23
Korea	12	10
United States	9	14
Europe	6	10
Japan	5	7
Thailand	4	4
Singapore	2	4
Malaysia	2	3
Philippines	2	3
Rest of World	3	—

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar/Point Change
	(in millions)
Gross profit	$1,336.0	$956.6	$379.4
Percent of total revenues	56.5%	58.3%	(1.8)
Gross profit as a percent of revenue decreased by 1.8 point, primarily due to product mix in Semiconductor Test.
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
During the nine months ended September 27, 2020, we recorded an inventory provision of $13.1 million included in cost of revenues primarily due to downward revisions to previously forecasted demand levels, of which $8.0 million was related to Semiconductor Test, $4.0 million was related to Wireless Test, $0.7 million was related to System Test, and $0.5 million was related to Industrial Automation.
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
During the nine months ended September 27, 2020 and September 29, 2019, we scrapped $5.4 million and $6.4 million of inventory, respectively. During the nine months ended September 27, 2020 and September 29, 2019, we sold $1.7 million and $2.0 million of previously written-down or written-off
inventory, respectively. As of September 27, 2020, we had inventory related reserves for inventory, which had been written-down or written-off
totaling $108.7 million. We have no
pre-determined
timeline to scrap the remaining inventory.

Selling and Administrative
Selling and administrative expenses were as follows:

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Selling and administrative	$340.5	$320.0	$20.5
Percent of total revenues	14.4%	19.5%
The increase of $20.5 million in selling and administrative expenses was primarily due to higher variable compensation.
Engineering and Development
Engineering and development expenses were as follows:

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Engineering and development	$274.2	$236.0	$38.1
Percent of total revenues	11.6%	14.4%
The increase of $38.1 million in engineering and development expenses was primarily due to higher variable compensation and higher spending across all segments.
Restructuring and Other
During the nine months ended September 27, 2020, we recorded a $4.0 million contract termination settlement charge, $3.4 million of acquisition related compensation and expenses, $1.2 million of severance charges primarily in Industrial Automation, and $1.2 million of other expenses, partially offset by a $4.4 million gain for the decrease in the fair value of the AutoGuide contingent consideration liabilities, and a $3.5 million gain for the decrease in the fair value of the MiR contingent consideration liability.
During the nine months ended September 29, 2019, we recorded a $16.5 million gain for the decrease in the fair value of the MiR contingent consideration liability, partially offset by $2.1 million recorded for employee severance charges primarily in Semiconductor Test and Industrial Automation and $2.3 million for acquisition related expenses and compensation.
Interest and Other

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Interest income	$(5.2)	$(13.8)	$8.6
Interest expense	17.8	16.8	1.0
Other (income) expense, net	3.6	2.1	1.5
Interest income decreased by $8.6 million primarily due to lower interest rates in 2020 compared to 2019. Other (income) expense, net increased by $1.5 million primarily due to the change in unrealized gains/losses on equity securities and pension actuarial losses, partially offset by higher realized gains on sales of marketable securities and lower foreign exchange losses.

Income (Loss) Before Income Taxes

	For the Nine Months Ended
	September 27, 2020	September 29, 2019	Dollar Change
	(in millions)
Semiconductor Test	$571.7	$291.0	$280.7
System Test	115.0	63.3	51.7
Wireless Test	35.6	25.7	9.9
Industrial Automation	(32.0)	(10.7)	(21.3)
Corporate and Other (1)	(12.2)	7.5	(19.8)

	$678.1	$376.9	$301.2

(1)
Included in Corporate and Other are: contingent consideration adjustments, employee severance charges, interest (income) and expense, net foreign exchange (gains) and losses, pension and postretirement plan actuarial (gains) and losses and settlement charges, intercompany eliminations, and certain acquisition related charges and compensation.

The increase in income before income taxes in Semiconductor Test was driven primarily by an increase in semiconductor mobility test sales resulting from increased complexity of cell phone silicon which drives demand for testers, and an increase in memory test sales of flash and DRAM testers. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of system level and hard disk drive testers, and higher sales in Defense/Aerospace test of instrumentation and systems, partially offset by lower sales in Production Board Test due to lower automotive electronics demand. The increase in Wireless Test income before income taxes was primarily due to increased sales of 5G and WiFi 6 testers. The decrease in income before income taxes in Industrial Automation was primarily due to lower demand for collaborative robotic arms in the automotive and manufacturing markets amplified by the impacts of
COVID-19.
Income Taxes
The effective tax rate for the nine months ended September 27, 2020 and September 29, 2019 was 13.3% and 9.2%, respectively. The increase in the effective tax rate from the nine months ended September 29, 2019 to the nine months ended September 27, 2020 was primarily attributable to a reduction in discrete benefit related to the release of reserves for uncertain tax positions partially offset by an increase in discrete benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017.
Contractual Obligations
The following table reflects our contractual obligations as of September 27, 2020:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	Other
	(in thousands)
Purchase obligations	$669,317	$663,007	$6,310	$—	$—	$—
Convertible debt	459,973	—	—	459,973	—	—
Retirement plans contributions	134,650	5,322	10,422	10,384	108,522	—
Transition tax payable (1)	82,819	7,889	15,795	34,539	24,596	—
Operating lease obligations	69,629	22,856	27,627	12,353	6,793	—
Interest on long-term debt	20,125	5,750	11,500	2,875	—	—
Fair value of contingent consideration	22,531	—	22,531	—	—	—
Other long-term liabilities reflected on the balance sheet under GAAP (2)	90,702	—	51,944	6,717	438	31,603

Total	$1,549,746	$704,824	$146,129	$526,841	$140,349	$31,603

(1)	Represents the transition tax liability associated with our accumulated foreign earnings as a result of enactment of the Tax Reform Act on December 22, 2017.
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

Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances increased by $325.5 million in the nine months ended September 27, 2020 to $1,341.2 million.
Operating activities during the nine months ended September 27, 2020 provided cash of $608.5 million. Changes in operating assets and liabilities used cash of $107.4 million. This was due to a $245.8 million increase in operating assets and a $138.3 million increase in operating liabilities.
The increase in operating assets was due to a $222.0 million increase in accounts receivable due to increased sales, a $40.8 million increase in prepayments and other assets, partially offset by a $17.0 million decrease in inventories.
The increase in operating liabilities was due to a $47.3 million increase in other accrued liabilities, a $36.6 million increase in deferred revenue and customer advance payments, a $24.1 million increase in income taxes, a $23.8 million increase in accounts payable, and a $10.5 million increase in accrued employee compensation, partially offset by $3.9 million of retirement plan contributions.
Investing activities during the nine months ended September 27, 2020 used cash of $292.6 million, due to $488.4 million used for purchases of marketable securities, and $146.9 million used for purchases of property, plant and equipment, partially offset by $309.4 million and $32.6 million in proceeds from maturities and sales of marketable securities, respectively, and proceeds from life insurance of $0.5 million related to the cash surrender value from the cancellation of a Teradyne owned life insurance policy.
Financing activities during the nine months ended September 27, 2020 used cash of $143.4 million, due to $88.5 million used for the repurchase of 1.5 million shares of common stock at an average price of $58.33 per share, $49.9 million used for dividend payments, $22.7 million used for payments related to net settlements of employee stock compensation awards, and $8.9 million used for a payment related to MiR acquisition contingent consideration, partially offset by $26.5 million from the issuance of common stock under employee stock purchase and stock option plans.
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
Investing activities during the nine months ended September 29, 2019 used cash of $266.9 million, due to $605.5 million used for purchases of marketable securities, $96.0 million used for purchases of property, plant and equipment, $15.0 million used for an investment in RealWear, and $7.0 million, net of cash acquired, used for the acquisition of Lemsys, partially offset by $393.5 million and $60.3 million in proceeds from maturities and sales of marketable securities, respectively, and proceeds from life insurance of $2.9 million related to the cash surrender value from the cancellation of Teradyne owned life insurance policies.
Financing activities during the nine months ended September 29, 2019 used cash of $427.9 million, due to $368.8 million used for the repurchase of 8.8 million shares of common stock at an average price of $41.93 per share, $46.3 million used for dividend payments, $27.6 million used for payments related to MiR and Universal Robots acquisition contingent consideration, and $14.5 million used for payments related to net settlements of employee stock compensation awards, partially offset by $29.3 million from the issuance of common stock under employee stock purchase and stock option plans.
In January 2020, May 2020 and August 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the nine months ended September 27, 2020 were $49.9 million.

In January 2019, May 2019 and August 2019, our Board of Directors declared a quarterly cash dividend of $0.09 per share. Dividend payments for the nine months ended September 29, 2019 were $46.3 million.
In January 2020, our Board of Directors cancelled the January 2018 stock repurchase program and approved a new stock repurchase program for up to $1.0 billion of common stock. On April 1, 2020, we suspended the share repurchase program. During the nine months ended September 27, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share. During the nine months ended September 29, 2019, we repurchased 8.8 million shares of common stock for $368.8 million at an average price of $41.93 per share.
While we declared a quarterly cash dividend and suspended our share repurchase program, we may reduce or eliminate the cash dividend and may implement a new share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. As of November 2, 2020, we have not borrowed any funds under the credit facility.
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
Equity Compensation Plans
As discussed in Note L: “Stock Based Compensation” in our 2019 Annual Report on Form
10-K,
we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).
The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU
2020-06
– “Debt—Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity,” which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted
method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for Teradyne in on January 1, 2022, with early adoption permitted beginning on January 1, 2021. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. We are evaluating the timing and effects of the adoption of this ASU on our financial statements.

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
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of September 27, 2020, the Notes had a fair value of $1,151.5 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the third quarter of 2020 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

			Hypothetical percentage
		Estimated change	increase (decrease) in
Hypothetical Change in Teradyne Stock Price	Fair Value	in fair value	fair value
10% Increase	$1,258,430	$106,970	9.3%
No Change	1,151,460	—	—
10% Decrease	1,046,260	(105,200)	(9.1)

Item 4:	Controls and Procedures
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
The global outbreak of the novel strain of the coronavirus
(COVID-19)
has resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and could disrupt our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers for an uncertain period of time. The
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs company-wide and decreasing demand in our Industrial Automation businesses, but we cannot accurately estimate the full extent of the impact to our 2020 financial results or to our future financial results.
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets, which could result in a significant decrease in demand for our products for an uncertain period of time. In addition, restrictions on our access to manufacturing facilities or on our support operations or workforce, or similar limitations for our contract manufacturers and suppliers, and restrictions or disruptions affecting transportation, such as reduced availability of transportation and increased border controls or closures, could limit our capacity to meet customer demand, which could have a material adverse effect on our financial condition and results of operations. The spread of
COVID-19
has caused us to modify our business practices, including implementing social distancing protocols, suspending employee travel, requiring most employees to work remotely, canceling physical participation in meetings, events and conferences, and extensively and frequently disinfecting our workspaces, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers. These measures may not be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed. Due to the uncertainty regarding the duration, severity and business impact of the
COVID-19
pandemic, as of April 1, 2020, we have suspended our stock repurchase program announced in January 2020. At this time, we do not know whether or when we will authorize future stock repurchase programs.
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

On August 17, 2020, the U.S. Department of Commerce published final regulations expanding the scope of the U.S. EAR to include additional products that would become subject to export restrictions relating to Huawei entities including HiSilicon. These new regulations restrict the sale to Huawei and the designated Huawei entities of certain
non-U.S.
made items, such as semiconductor devices, manufactured for or sold to Huawei entities including HiSilicon under specific, detailed conditions set forth in the new regulations. The new regulations also restrict our sales to Huawei, HiSilicon and their suppliers. Because the impact of these new regulations on Huawei’s business is both fluid and uncertain, at this time, we do not know the potential extent of the impact of the new regulations on our business with Huawei entities including HiSilicon and their suppliers. We are taking appropriate actions, including filing for licenses with the U.S. Department of Commerce and working with the U.S. regulators to understand the intended scope of the restrictions. However, we cannot be certain that the actions we take will mitigate all of the risks associated with the new export controls that may impact our business. It is possible that these new regulations and any other additional regulations that may be implemented by the U.S. Department of Commerce or other government agency could have a material impact on our business and financial results.
On April 28, 2020, the U.S. Department of Commerce published new export control regulations for certain U.S. products and technology sold to military end users or for military end-use
in China, Russia and Venezuela. The definition of military end user is broad. The regulations went into effect on June 29, 2020. We do not expect that compliance with the new export controls will significantly impact our ability to sell products to our customers in China or to manufacture products in China. The new export controls, however, could disrupt our supply chain, increase our compliance costs and impact the demand for our products in China and, thus, have a material adverse impact on our business, financial condition or results of operations. In addition, while we maintain an export compliance program, our compliance controls could be circumvented, exposing us to legal liabilities. We will continue to assess the potential impact of the new export controls on our business and operations and take appropriate actions, including filing for licenses with the U.S. Department of Commerce, to minimize any disruption. However, we cannot be certain that the actions we take will mitigate all of the risks associated with the new export controls that may impact our business.
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
In January 2020, our Board of Directors cancelled the January 2018 stock repurchase program and authorized a new stock repurchase program for up to $1.0 billion of common stock. On April 1, 2020, we suspended the stock repurchase program. During the nine months ended September 27, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share. During the nine months ended September 29, 2019, we repurchased 8.8 million shares of common stock for $368.8 million at an average price of $41.93 per share.
The following table includes information with respect to repurchases we made of our common stock during the three months ended September 27, 2020 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
June 29, 2020 - July 26, 2020	1		$85.60		—	$911,535
July 27, 2020 – August 23, 2020	1		$90.26		—	$911,535
August 24, 2020 – September 27, 2020	1		$82.55		—	$911,535

	3	(1)	$85.00	(1)	—

(1)	Includes approximately three thousand shares at an average price of $85.00 withheld from employees for the payment of taxes.
We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures
Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

10.1	Executive Officer Change in Control Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns (filed herewith)

10.2	Employment Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC. Registrant /s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) November 2, 2020