Form 10-Q
period 2021-07-04
TERADYNE, INC
filed 2021-08-06
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of August 2, 2021 was
164,973,199
shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 4, 2021	December 31, 2020
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$954,441	$914,121
Marketable securities	282,121	522,280
Accounts receivable, less allowance for credit losses of $1,931 and $2,034 at July 4, 2021 and December 31, 2020, respectively	868,457	497,506
Inventories, net	226,138	222,189
Prepayments and other current assets	368,315	259,338

Total current assets	2,699,472	2,415,434
Property, plant and equipment, net	395,395	394,800
Operating lease right-of-use assets, net	61,849	54,569
Marketable securities	181,560	117,980
Deferred tax assets	94,438	87,913
Retirement plans assets	17,170	17,468
Other assets	21,320	9,384
Acquired intangible assets, net	88,121	100,939
Goodwill	441,597	453,859

Total assets	$4,000,922	$3,652,346

LIABILITIES
Current liabilities:
Accounts payable	$156,103	$133,663
Accrued employees’ compensation and withholdings	205,717	220,321
Deferred revenue and customer advances	148,882	134,662
Other accrued liabilities	146,484	77,581
Operating lease liabilities	20,539	20,573
Income taxes payable	93,876	80,728
Current debt	213,761	33,343

Total current liabilities	985,362	700,871
Retirement plans liabilities	154,311	151,140
Long-term deferred revenue and customer advances	58,534	58,359
Long-term contingent consideration	—	7,227
Long-term other accrued liabilities	19,387	19,352
Deferred tax liabilities	8,961	10,821
Long-term operating lease liabilities	49,066	42,073
Long-term incomes taxes payable	67,041	74,930
Debt	143,618	376,768
Total liabilities	1,486,280	1,441,541

Commitments and contingencies
Mezzanine equity:
Convertible common shares	21,386	3,787
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 165,444 and 166,123 shares issued and outstanding at July 4, 2021 and December 31, 2020, respectively	20,680	20,765
Additional paid-in capital	1,772,302	1,765,323
Accumulated other comprehensive income	15,322	33,516
Retained earnings	684,952	387,414

Total shareholders’ equity	2,493,256	2,207,018

Total liabilities, convertible common shares and shareholders’ equity	$4,000,922	$3,652,346

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands, except per share amount)
Revenues:
Products	$951,945	$734,630	$1,612,453	$1,345,536
Services	133,783	104,031	254,881	197,480

Total revenues	1,085,728	838,661	1,867,334	1,543,016
Cost of revenues:
Cost of products	388,845	322,732	656,629	582,728
Cost of services	49,894	44,456	102,098	83,265

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	438,739	367,188	758,727	665,993

Gross profit	646,989	471,473	1,108,607	877,023
Operating expenses:
Selling and administrative	140,187	113,259	269,984	224,647
Engineering and development	110,021	94,102	210,423	179,261
Acquired intangible assets amortization	5,402	8,941	10,938	18,832
Restructuring and other	2,507	37,222	(4,623)	29,616

Total operating expenses	258,117	253,524	486,722	452,356

Income from operations	388,872	217,949	621,885	424,667
Non-operating (income) expense:
Interest income	(633)	(1,368)	(1,441)	(4,119)
Interest expense	5,566	6,043	11,569	11,594
Other (income) expense, net	(87)	(4,017)	3,738	2,833

Income before income taxes	384,026	217,291	608,019	414,359
Income tax provision	55,707	28,383	74,188	49,261

Net income	$328,319	$188,908	$533,831	$365,098

Net income per common share:
Basic	$1.98	$1.14	$3.21	$2.20

Diluted	$1.76	$1.05	$2.85	$2.02

Weighted average common shares—basic	165,995	165,789	166,243	166,189

Weighted average common shares—diluted	186,750	180,257	187,245	180,497

Cash dividend declared per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Net income	$328,319	$188,908	$533,831	$365,098
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	5,150	15,805	(15,974)	7,026
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $436, $1,084, $(472), $1,271, respectively	1,494	3,793	(1,776)	4,830
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $2, $(277), $(121), $(421), respectively	3	(983)	(441)	(1,499)

	1,497	2,810	(2,217)	3,331
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), $(1), respectively	(2)	(2)	(3)	(3)

Other comprehensive income (loss)	6,645	18,613	(18,194)	10,354

Comprehensive income	$334,964	$207,521	$515,637	$375,452

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
		(in thousands)
Three Months Ended July 4, 2021
Balance, April 4, 2021	$1,233	166,419	$20,802	$1,765,971	$8,677	$529,103	$2,324,553
Net issuance of common stock under stock-based plans		215	27	14,283			14,310
Stock-based compensation expense				12,515			12,515
Repurchase of common stock		(1,190)	(149)			(155,846)	(155,995)
Cash dividends ($0.10 per share)						(16,624)	(16,624)
Settlements of convertible notes		367	46	45,977			46,023
Exercise of convertible notes hedge call options		(367)	(46)	(46,291)			(46,337)
Convertible common shares	20,153			(20,153)			(20,153)
Net income						328,319	328,319
Other comprehensive income					6,645		6,645

Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256

Three Months Ended June 28, 2020
Balance, March 29, 2020	$—	165,938	$20,742	$1,721,367	$(27,113)	$(164,323)	$1,550,673
Net issuance of common stock under stock-based plans		41	5	(451)			(446)
Stock-based compensation expense				9,800			9,800
Repurchase of common stock		(173)	(22)			(6,379)	(6,401)
Cash dividends ($0.10 per share)						(16,596)	(16,596)
Net income						188,908	188,908
Other comprehensive income					18,613		18,613

Balance, June 28, 2020	$—	165,806	$20,725	$1,730,716	$(8,500)	$1,610	$1,744,551

Six Months Ended July 4, 2021
Balance, December 31, 2020	$3,787	166,123	$20,765	$1,765,323	$33,516	$387,414	$2,207,018
Net issuance of common stock under stock-based plans		885	111	211			322
Stock-based compensation expense				25,874			25,874
Repurchase of common stock		(1,564)	(196)			(202,988)	(203,184)
Cash dividends ($0.20 per share)						(33,305)	(33,305)
Settlements of convertible notes		1,589	199	203,507			203,706
Exercise of convertible notes hedge call options		(1,589)	(199)	(205,014)			(205,213)
Convertible common shares	17,599			(17,599)			(17,599)
Net income						533,831	533,831
Other comprehensive loss					(18,194)		(18,194)

Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256

Six Months Ended June 28, 2020
Balance, December 31, 2019	$—	166,410	$20,801	$1,720,129	$(18,854)	$(241,918)	$1,480,158
Net issuance of common stock under stock-based plans		913	114	(10,496)			(10,382)
Stock-based compensation expense				21,083			21,083
Repurchase of common stock		(1,517)	(190)			(88,275)	(88,465)
Cash dividends ($0.20 per share)						(33,295)	(33,295)
Net income						365,098	365,098
Other comprehensive income					10,354		10,354

Balance, June 28, 2020	$—	165,806	$20,725	$1,730,716	$(8,500)	$1,610	$1,744,551

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form 10-K for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 4, 2021	June 28, 2020
	(in thousands)
Cash flows from operating activities:
Net income	$533,831	$365,098
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	45,848	38,305
Stock-based compensation	23,231	21,367
Amortization	19,343	26,234
Loss on convertible debt conversion	5,244	—
Provision for excess and obsolete inventory	3,625	9,637
Contingent consideration adjustment	(7,227)	19,239
Gains on investments	(4,650)	(469)
Deferred taxes	(800)	(7,163)
Retirement plans actuarial gains	(627)	(99)
Other	199	523
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(372,698)	(331,040)
Inventories	19,908	(3,728)
Prepayments and other assets	(117,416)	(49,479)
Accounts payable and other liabilities	86,790	113,578
Deferred revenue and customer advances	15,189	28,655
Retirement plans contributions	(2,739)	(2,501)
Income taxes	(2,628)	37,842

Net cash provided by operating activities	244,423	265,999

Cash flows from investing activities:
Purchases of property, plant and equipment	(73,957)	(84,014)
Purchases of marketable securities	(398,086)	(299,548)
Proceeds from maturities of marketable securities	460,213	182,984
Proceeds from sales of marketable securities	116,112	26,661
Purchase of investment and acquisition of business	(12,000)	149
Proceeds from life insurance	—	546

Net cash provided by (used for) investing activities	92,282	(173,222)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	32,581	12,757
Repurchase of common stock	(196,584)	(88,465)
Payments of convertible debt principal	(66,828)	—
Dividend payments	(33,271)	(33,266)
Payments related to net settlement of employee stock compensation awards	(31,794)	(22,519)
Payments of contingent consideration	—	(8,852)

Net cash used for financing activities	(295,896)	(140,345)

Effects of exchange rate changes on cash and cash equivalents	(489)	(925)

Increase (decrease) in cash and cash equivalents	40,320	(48,493)
Cash and cash equivalents at beginning of period	914,121	773,924

Cash and cash equivalents at end of period	$954,441	$725,431

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$4,503	$6,281
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
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, contingent consideration liabilities, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of August
6
, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.
C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 – “Debt—Debt with Conversion and Other Options and Derivatives and Hedging - Contracts in Entity’s Own Equity,” which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. This ASU requires an entity to use the if-converted method in the diluted earnings per share calculation for convertible instruments. This ASU will be effective for Teradyne on January 1, 2022. This ASU permits the use of either the modified retrospective or fully retrospective method of transition. Teradyne is evaluating the effects of the adoption of this ASU on its financial statements.

D. INVESTMENT IN OTHER COMPANY
On June 1, 2021, Teradyne
 invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At July 4, 2021, the value of the investment was $12.0 million, and there was
no
change during the three months ended July 4, 2021.
E. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Industrial Automation
	System on- a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide	Wireless Test	Corporate and Other	Total
	(in thousands)
For the Three Months Ended July 4, 2021 (1)
Timing of Revenue Recognition
Point in Time	$675,958	$84,232	$88,197	$74,412	$15,091	$—	$51,619	$(146)	$989,363
Over Time	65,712	8,074	16,622	1,665	809	209	3,274	—	96,365

Total	$741,670	$92,306	$104,819	$76,077	$15,900	$209	$54,893	$(146)	$1,085,728

Geographical Market
Asia Pacific	$710,995	$87,151	$61,230	$18,044	$2,439	$—	$45,802	$—	$925,661
Americas	21,664	3,672	36,256	24,808	6,897	209	7,107	(146)	100,467
Europe, Middle East and Africa	9,011	1,483	7,333	33,225	6,564	—	1,984	—	59,600

Total	$741,670	$92,306	$104,819	$76,077	$15,900	$209	$54,893	$(146)	$1,085,728

For the Three Months Ended June 28, 2020 (1)
Timing of Revenue Recognition
Point in Time	$520,496	$80,032	$57,741	$41,804	$11,196	$3,408	$46,347	$(253)	$760,771
Over Time	54,077	4,542	14,065	1,747	76	545	2,838	—	77,890

Total	$574,573	$84,574	$71,806	$43,551	$11,272	$3,953	$49,185	$(253)	$838,661

Geographical Market
Asia Pacific	$547,700	$82,492	$38,656	$14,279	$1,232	$—	$41,907	$—	$726,266
Americas	16,251	855	28,494	11,364	2,390	3,953	5,353	(253)	68,407
Europe, Middle East and Africa	10,622	1,227	4,656	17,908	7,650	—	1,925	—	43,988

Total	$574,573	$84,574	$71,806	$43,551	$11,272	$3,953	$49,185	$(253)	$838,661

For the Six Months Ended July 4, 2021 (2)
Timing of Revenue Recognition
Point in Time	$1,040,148	$186,124	$207,511	$138,419	$29,155	$(120)	$89,499	$(289)	$1,690,447
Over Time	121,752	14,015	30,145	3,259	876	548	6,292	—	176,887

Total	$1,161,900	$200,139	$237,656	$141,678	$30,031	$428	$95,791	$(289)	$1,867,334

Geographical Market
Asia Pacific	$1,098,231	$191,200	$160,750	$35,877	$5,886	$—	$79,334	$—	$1,571,278
Americas	42,443	7,092	63,915	42,961	12,050	428	12,876	(289)	181,476
Europe, Middle East and Africa	21,226	1,847	12,991	62,840	12,095	—	3,581	—	114,580

Total	$1,161,900	$200,139	$237,656	$141,678	$30,031	$428	$95,791	$(289)	$1,867,334

For the Six Months Ended June 28, 2020 (2)
Timing of Revenue Recognition
Point in Time	$868,542	$159,429	$158,453	$89,306	$20,293	$4,532	$87,403	$(253)	$1,387,705
Over Time	106,171	9,494	29,429	3,942	117	891	5,267	—	155,311

Total	$974,713	$168,923	$187,882	$93,248	$20,410	$5,423	$92,670	$(253)	$1,543,016

Geographical Market
Asia Pacific	$910,433	$158,601	$118,674	$25,195	$2,825	$—	$79,711	$—	$1,295,439
Americas	33,637	7,751	56,784	26,108	5,855	5,423	10,041	(253)	145,346
Europe, Middle East and Africa	30,643	2,571	12,424	41,945	11,730	—	2,918	—	102,231

Total	$974,713	$168,923	$187,882	$93,248	$20,410	$5,423	$92,670	$(253)	$1,543,016

(1)
Includes $4.2 million and $2.5 million in 2021 and 2020, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

(2)	Includes $7.3 million and $4.3 million in 2021 and 2020, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “ Revenue from Contracts with Customers .”
Contract Balances
During the three and six months ended July 4, 2021, Teradyne recognized $22.0 million and $49.6 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period
. During the three and six months ended June 28, 2020, Teradyne recognized $21.1 million and $60.6 million, respectively, that was previously included within the deferred revenue and customer advances balances. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of July 4, 2021, Teradyne has $1,276.0 million of unsatisfied performance obligations. Teradyne expects to recognize 94% of the remaining performance obligations in the next 12 months and 6% in 1-3 years.
Accounts Receivable
Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $7.6 million and $50.0 million for the three months ended July 4, 2021 and June 28, 2020, respectively, and $14.9 million and $96.8 million for the six months ended July 4, 2021 and June 28, 2020, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material.
F. INVENTORIES
Inventories, net consisted of the following at July 4, 2021 and December 31, 2020:

	July 4, 2021	December 31, 2020
	(in thousands)
Raw material	$117,339	$114,133
Work-in-process	37,884	25,408
Finished goods	70,915	82,648

	$226,138	$222,189

Inventory reserves at July 4, 2021 and December 31, 2020 were $106.9 million and $110.6 million, respectively.
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
During the three and six months ended July 4, 2021 and June 28, 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three and six months ended July 4, 2021 were $0.9 million and $2.0 million, respectively. Realized gains recorded in the three and six months ended June 28, 2020 were $1.6 million and $3.0 million, respectively. Realized losses recorded in the three and six months ended June 28, 2020 were $0.1 million and $0.2 million, respectively. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded in the three and six months ended July 4, 2021 were $2.0 million and $3.3 million, respectively. Unrealized losses on equity securities recorded in the three and six months ended July 4, 2021 were $0.7 million. Unrealized gains on equity securities recorded in the three and six months ended June 28, 2020 were $3.7 million. Unrealized losses on equity securities recorded in the six months ended June 28, 2020 were $6.0 million. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss).

The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 4, 2021 and December 31, 2020.

	July 4, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$568,630	$—	$—	$568,630
Cash equivalents	373,113	12,698	—	385,811
Available-for-sale securities:
Commercial paper	—	225,415	—	225,415
U.S. Treasury securities	—	102,316	—	102,316
Corporate debt securities	—	85,294	—	85,294
Debt mutual funds	8,030	—	—	8,030
U.S. government agency securities	—	4,508	—	4,508
Certificates of deposit and time deposits	—	1,344	—	1,344
Non-U.S. government securities	—	616	—	616
Equity securities:
Mutual funds	36,158	—	—	36,158

	$985,931	$432,191	$—	$1,418,122
Derivative assets	—	25	—	25

Total	$985,931	$432,216	$—	$1,418,147

Liabilities
Derivative liabilities	—	365	—	365

Total	$—	$365	$—	$365

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$941,743	$12,698	$—	$954,441
Marketable securities	—	282,121	—	282,121
Long-term marketable securities	44,188	137,372	—	181,560
Prepayments and other current assets	—	25	—	25

Total	$985,931	$432,216	$—	$1,418,147

Liabilities
Other current liabilities	$—	$365	$—	$365

Total	$—	$365	$—	$365

	December 31, 2020
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$443,166	$—	$—	$443,166
Cash equivalents	347,768	123,187	—	470,955
Available-for-sale securities:				—
U.S. Treasury securities	—	258,304	—	258,304
Commercial paper	—	254,413	—	254,413
Corporate debt securities	—	83,615	—	83,615
Debt mutual funds	8,565	—	—	8,565
U.S. government agency securities	—	4,339	—	4,339
Certificates of deposit and time deposits	—	979	—	979
Non-U.S. government securities	—	625	—	625
Equity securities:
Equity mutual funds	29,420	—	—	29,420

	$828,919	$725,462	$—	$1,554,381
Derivative assets	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Contingent consideration	$—	$—	$7,227	$7,227
Derivative liabilities	—	504	—	504

Total	$—	$504	$7,227	$7,731

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$790,934	$123,187	$—	$914,121
Marketable securities	—	522,280	—	522,280
Long-term marketable securities	37,985	79,995	—	117,980
Prepayments and other current assets	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Other accrued liabilities	$—	$504	$—	$504
Long-term contingent consideration	—	—	7,227	7,227

Total	$—	$504	$7,227	$7,731

Changes in the fair value of Level 3 contingent consideration for the three months ended July 4, 2021 and June 28, 2020 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Balance at beginning of period	$—	$20,472	$7,227	$39,705
Fair value adjustment (a)(b)	—	29,259	(7,227)	19,239
Foreign currency impact	—	6	—	(355)
Payments (c)	—	—	—	(8,852)

Balance at end of period	$—	$49,737	$—	$49,737

(a)
In the six months ended July 4, 2021, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide was reduced to zero, which resulted in a benefit of $7.2 million, primarily due to a decrease in forecasted revenues and earnings before interest and taxes. As of July 4, 2021, the maximum amount of contingent consideration that could be paid in connection with the acquisition of AutoGuide is $100.2 million. The remaining earn-out periods end on December 31, 2021 and December 31, 2022. The sellers of AutoGuide have filed an arbitration claim against Teradyne related to allegations of non-compliance with its earn-out obligations. The ultimate amount of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide may be affected by the outcome of the arbitration
(see
Note R: “Commitments and Contingencies”).

(b)
In the three and six months ended June 28, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of Mobile Industrial Robots (“MiR”) decreased by $0.6 million and $3.6 million, respectively, due to lower forecasted results. In the three and six months ended June 28, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide increased by $29.9 million and $22.8 million, respectively, due to higher forecasted results.

(c)	In the six months ended June 28, 2020, Teradyne paid $8.9 million of contingent consideration for the earn-out in connection with the acquisition of MiR.
The carrying amounts and fair values of Teradyne’s financial instruments at July 4, 2021 and December 31, 2020 were as follows:

	July 4, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$954,441	$954,441	$914,121	$914,121
Marketable securities	463,681	463,681	640,260	640,260
Derivative assets	25	25	95	95
Liabilities
Contingent consideration	—	—	7,227	7,227
Derivative liabilities	365	365	504	504
Convertible debt (1)	357,379	1,595,912	410,111	1,739,553

(1)	The carrying value represents the bifurcated debt component only, while the level 2 fair value is based on quoted market prices for the convertible note, which includes the equity conversion features.
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of available-for-sale marketable securities at July 4, 2021:

	July 4, 2021
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Commercial paper	$225,409	$7	$(1)	$225,415	$19,194
U.S. Treasury securities	102,068	767	(519)	102,316	72,750
Corporate debt securities	79,586	5,814	(106)	85,294	38,694
Debt mutual funds	7,956	74	—	8,030	—
U.S. government agency securities	4,490	22	(4)	4,508	1,308
Certificates of deposit and time deposits	1,344	—	—	1,344	—
Non-U.S. government securities	616	—	—	616	—

	$421,469	$6,684	$(630)	$427,523	$131,946

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$282,061	$93	$(33)	$282,121	$59,990
Long-term marketable securities	139,408	6,591	(597)	145,402	71,956

	$421,469	$6,684	$(630)	$427,523	$131,946

The following table summarizes the composition of available-for-sale marketable securities at December 31, 2020:

	December 31, 2020
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$257,132	$1,330	$(158)	$258,304	$17,243
Commercial paper	254,404	10	(1)	254,413	12,173
Corporate debt securities	76,129	7,539	(53)	83,615	39,896
Debt mutual funds	8,413	152	—	8,565	—
U.S. government agency securities	4,294	46	(1)	4,339	1,106
Certificates of deposit and time deposits	979	—	—	979	—
Non-U.S. government securities	625	—	—	625	—

	$601,976	$9,077	$(213)	$610,840	$70,418

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$522,228	$92	$(40)	$522,280	$61,806
Long-term marketable securities	79,748	8,985	(173)	88,560	8,612

	$601,976	$9,077	$(213)	$610,840	$70,418

As of July 4, 2021 and December 31, 2020, the fair market value of investments with unrealized losses less than one year totaled $130.7 million and $70.4 million, respectively. As of July 4, 2021, the fair market value of investments with unrealized losses for greater than one year totaled $1.3 million.

Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at July 4, 2021 and December 31, 2020 were not other than temporary.
The contractual maturities of investments in available-for-sale securities held at July 4, 2021 were as follows:

	July 4, 2021
	Cost	Fair Market Value
	(in thousands)
Due within one year	$282,061	$282,121
Due after 1 year through 5 years	90,625	90,940
Due after 5 years through 10 years	6,089	6,585
Due after 10 years	34,738	39,847

Total	$413,513	$419,493

Contractual maturities of investments in available-for-sale securities held at July 4, 2021 exclude debt mutual funds with a fair market value of $8.0 million, as they do not have a contractual maturity date.
Derivatives
Teradyne conducts business in a number of foreign countries with certain transactions denominated in local currencies. The purpose of Teradyne’s foreign currency management is to minimize the effect of exchange rate fluctuations on certain foreign currency denominated monetary assets and liabilities. Teradyne does not use derivative financial instruments for trading or speculative purposes.
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
The notional amount of foreign currency forward contracts at July 4, 2021 and December 31, 2020 was $206.9 million and $152.9 million, respectively.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of July 4, 2021 and December 31, 2020:

	Balance Sheet Location	July 4, 2021	December 31, 2020
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$25	$95
Foreign exchange contracts	Other current liabilities	(365)	(504)

Total derivatives		$(340)	$(409)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended July 4, 2021 and June 28, 2020:

	Location of Losses (Gains) Recognized in Statement of Operations	For the Three Months Ended		For the Six Months Ended
		July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$1,531	$470	$3,650	$4,481

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.
(2)	For the three and six months ended July 4, 2021, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.1 million and $0.3 million, respectively.

(3)
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
, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five
business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. As of July 4, 2021, the conversion price was approximately $31.54 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of August
6
, 2021, fifty-five holders had exercised the option to convert $302.0 million worth of Notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.54. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 12.5 million shares of Teradyne’s common stock.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of July 4, 2021, the strike price of the warrants was approximately $39.58 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
The provisions of ASC 470-20, “
Debt with Conversion and Other Options,
” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date, except for the conversions that occurred during the second quarter of 2021, which are included in current debt. Debt issuance costs of approximately $7.2 million are amortized to interest expense using the effective interest method over the seven-year
term of the Notes. As of July 4, 2021, debt issuance costs were approximately $2.4 million.
The below tables represent the key components of Teradyne’s convertible senior notes:

	July 4, 2021	December 31, 2020
	(in thousands)
Debt principal	$393,142	$459,971
Unamortized discount	35,763	49,860

Net carrying amount of convertible debt	$357,379	$410,111

Reported as follows:

	July 4, 2021	December 31, 2020
	(in thousands)
Current debt	$213,761	$33,343
Long-term debt	143,618	376,768

Net carrying amount of convertible debt	$357,379	$410,111

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Contractual interest expense on the coupon	$1,072	$1,438	$2,311	$2,875
Amortization of the discount component and debt issue fees recognized as interest expense	3,511	3,839	7,347	7,631

Total interest expense on the convertible debt	$4,583	$5,277	$9,658	$10,506

As of July 4, 2021, the remaining unamortized discount was $35.8 million, which will be amortized over 2.5 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million.

As of July 4, 2021, the conversion price was approximately $31.54 per share and the if-converted value of the notes was $1,602.2 million.
During the six months ended July 4, 2021, certain debt holders elected to convert $66.8 million of debt principal. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 1.6 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
Additional conversions of approximately $235.2 million of debt principal will occur in the third quarter of 2021. The liability component is included in current debt and the equity component is included in convertible common shares.
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
Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $3.5 million in costs related to the revolving credit facility. These costs are being amortized over the three-year term of the revolving credit facility and are included in interest expense in the statement of operations. As of August
6
, 2021, Teradyne has not borrowed any funds under the Credit Facility.
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
As of August
6
, 2021, Teradyne was in compliance with all covenants.
I. PREPAYMENTS
Prepayments consist of the following and are included in prepayments and other assets on the balance sheet:

	July 4, 2021	December 31, 2020
	(in thousands)
Contract manufacturer and supplier prepayments	$320,111	$212,286
Prepaid maintenance and other services	16,848	13,116
Prepaid taxes	13,017	9,361
Other prepayments	9,434	15,329

Total prepayments	$359,410	$250,092

J. DEFERRED REVENUE AND CUSTOMER ADVANCES
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 4, 2021	December 31, 2020
	(in thousands)
Maintenance, service and training	$83,557	$77,654
Extended warranty	63,525	51,929
Customer advances, undelivered elements and other	60,334	63,438

Total deferred revenue and customer advances	$207,416	$193,021

K. PRODUCT WARRANTY
Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Balance at beginning of period	$23,893	$10,971	$16,633	$8,996
Accruals for warranties issued during the period	10,197	6,200	22,078	11,267
Accruals related to pre-existing warranties	(3,450)	356	(3,003)	1,412
Settlements made during the period	(4,964)	(4,511)	(10,032)	(8,659)

Balance at end of period	$25,676	$13,016	$25,676	$13,016

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Balance at beginning of period	$53,908	$33,503	$51,929	$30,677
Deferral of new extended warranty revenue	16,290	11,450	23,805	19,050
Recognition of extended warranty deferred revenue	(6,673)	(4,775)	(12,209)	(9,549)

Balance at end of period	$63,525	$40,178	$63,525	$40,178

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
Performance-based restricted stock units (“PRSUs”) granted to Teradyne’s executive officers may have a performance metric based on relative total shareholder return (“TSR”). Teradyne’s three-year
TSR performance is measured against the New York Stock Exchange (“NYSE”) Composite Index. The final number of TSR PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The TSR PRSUs will vest upon the three-year anniversary of the grant date. The TSR PRSUs are valued using a Monte Carlo simulation model. The number of units expected to be earned, based upon the achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation. Compensation expense is recognized on a straight-

line basis over the shorter of the
three-year
service period or the period from the grant to the date described in the retirement provisions below. Compensation expense for executive officers meeting the retirement provisions prior to the grant date is recognized during the year following the grant. Compensation expense is recognized regardless of the eventual number of units that are earned based upon the market condition, provided the executive officer remains an employee at the end of the three-year
period. Compensation expense is reversed if at any time during the three-year service period the executive officer is no longer an employee, subject to the retirement and termination eligibility provisions noted below.
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
During the six months ended July 4, 2021 and June 28, 2020, Teradyne granted 0.3 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $113.23 and $70.52, respectively, and
0.1
 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $
127.77
and $
64.99
, respectively.
During the six months ended July 4, 2021 and June 28, 2020, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $113.65 and $70.94, respectively.
During the six months ended July 4, 2021 and June 28, 2020, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $125.02 and $89.93, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 4, 2021	June 28, 2020

Risk-free interest rate	0.2%	1.5%
Teradyne volatility-historical	43.9%	34.9%
NYSE Composite Index volatility-historical	22.9%	11.4%
Dividend yield	0.4%	0.6%
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

During the six months ended July 4, 2021 and June 28, 2020, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $36.60 and $20.67, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 4, 2021	June 28, 2020

Expected life (years)	5.0	5.0
Risk-free interest rate	0.4%	1.6%
Volatility-historical	37.8%	31.6%
Dividend yield	0.4%	0.6%
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
M. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total
	(in thousands)
Six Months Ended July 4, 2021

Balance at December 31, 2020, net of tax of $0, $1,910, $(1,126), respectively	$25,389	$6,954	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(472), $0, respectively	(15,974)	(1,776)	—	(17,750)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(121), $(1), respectively	—	(441)	(3)	(444)

Net current period other comprehensive loss, net of tax of $0, $(593), $(1), respectively	(15,974)	(2,217)	(3)	(18,194)

Balance at July 4, 2021, net of tax of $0, $1,317, $(1,127), respectively	$9,415	$4,737	$1,170	$15,322

Six Months Ended June 28, 2020
Balance at December 31, 2019, net of tax of $0, $946, $(1,124), respectively	$(23,514)	$3,480	$1,180	$(18,854)
Other comprehensive income before reclassifications, net of tax of $0, $1,271, $0, respectively	7,026	4,830	—	11,856
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(421), $(1), respectively	—	(1,499)	(3)	(1,502)

Net current period other comprehensive income (loss), net of tax of $0, $850, $(1), respectively	7,026	3,331	(3)	10,354

Balance at June 28, 2020, net of tax of $0, $1,796, $(1,125), respectively	$(16,488)	$6,811	$1,177	$(8,500)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended July 4, 2021 and June 28, 2020 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(2), $277, $121, $421, respectively	$(3)	$983	$441	$1,499	Other (income) expense, net
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	3	3	(a)

Total reclassifications, net of tax of $(2), $277, $122, $422, respectively	$(1)	$985	$444	$1,502	Net income

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
The changes in the carrying amount of goodwill by reportable segments for the six months ended July 4, 2021, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total
	(in thousands)
Balance at December 31, 2020
Goodwill	$433,752	$158,699	$361,819	$262,155	$1,216,425
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	433,752	10,516	7,976	1,615	453,859
Foreign currency translation adjustment	(12,191)	—	—	(71)	(12,262)

Balance at July 4, 2021
Goodwill	421,561	158,699	361,819	262,084	1,204,163
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$421,561	$10,516	$7,976	$1,544	$441,597

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
Balance at July 4, 2021	(in thousands)
Developed technology	$272,547	$(216,820)	$(2,779)	$52,948
Customer relationships	57,739	(47,780)	191	10,150
Tradenames and trademarks	70,120	(45,187)	90	25,023

Total intangible assets	$400,406	$(309,787)	$(2,498)	$88,121

Balance at December 31, 2020
Developed technology	$272,547	$(210,479)	$(1,610)	$60,458
Customer relationships	66,239	(54,524)	305	12,020
Tradenames and trademarks	70,120	(42,344)	685	28,461

Total intangible assets	$408,906	$(307,347)	$(620)	$100,939

Aggregate intangible asset amortization expense was $5.4 million and $10.9 million, respectively, for the three and six months ended July 4, 2021 and $8.9 million and $18.8 million, respectively, for the three and six months ended June 28, 2020.
Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2021(remainder)	$10,636
2022	20,570
2023	20,084
2024	19,776
2025	11,756
Thereafter	5,299

O. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$328,319	$188,908	$533,831	$365,098

Weighted average common shares-basic	165,995	165,789	166,243	166,189
Effect of dilutive potential common shares:
Incremental shares from assumed conversion of convertible notes (1)	9,578	7,599	9,944	7,466
Convertible note hedge warrant shares (2)	10,073	5,824	9,751	5,658
Restricted stock units	1,015	913	1,205	1,038
Stock options	78	132	93	133
Employee stock purchase plan	11	—	9	13

Dilutive potential common shares	20,755	14,468	21,002	14,308

Weighted average common shares-diluted	186,750	180,257	187,245	180,497

Net income per common share-basic	$1.98	$1.14	$3.21	$2.20

Net income per common share-diluted	$1.76	$1.05	$2.85	$2.02

(1)
Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.54, multiplied by 12.7 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

(2)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.58, multiplied by 14.6 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended June 28, 2020 excludes the effect of the potential vesting of 0.1 million and 0.2 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
P. RESTRUCTURING AND OTHER
During the three months ended July 4, 2021, Teradyne recorded a charge of $1.7 million for an increase in environmental and legal liabilities, $0.4 million of severance charges primarily in Industrial Automation and $0.4 million for other expenses.
During the three months ended June 28, 2020, Teradyne recorded a charge of $29.9 million for the increase in the fair value of the AutoGuide contingent consideration liability, a $4.0 million contract termination settlement charge, $3.1 million of acquisition related compensation and expenses, and $0.8 million of other expenses, partially offset by a $0.6 million gain for the decrease in the fair value of the MiR contingent consideration liability.
During the six months ended July 4, 2021, Teradyne recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, $0.6 million of severance charges primarily in Industrial Automation and $0.3 million for other expenses.
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
In the six months ended July 4, 2021, and June 28, 2020, Teradyne contributed $1.7 million and $1.4 million, respectively, to the U.S. supplemental executive defined benefit pension plan and $0.5 million and $0.4 million, respectively to certain qualified pension plans for non-U.S. subsidiaries.
For the three and six months ended July 4, 2021 and June 28, 2020, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	July 4, 2021		June 28, 2020
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$452	$245	$433	$208
Interest cost	1,096	88	1,523	119
Expected return on plan assets	(936)	(17)	(1,232)	(15)
Net actuarial (gain) loss	(400)	—	180	—

Total net periodic pension cost	$212	$316	$904	$312

	For the Six Months Ended
	July 4, 2021		June 28, 2020
	UnitedStates	Foreign	UnitedStates	Foreign
	(in thousands)
Service cost	$905	$491	$866	$417
Interest cost	2,196	175	3,045	238
Expected return on plan assets	(1,872)	(33)	(2,464)	(31)
Net actuarial (gain) loss	(400)	—	180	—

Total net periodic pension cost	$829	$633	$1,627	$624

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
For the three and six months ended July 4, 2021 and June 28, 2020, Teradyne’s net periodic postretirement benefit credit was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Service cost	$17	$17	$33	$28
Interest cost	41	58	85	120
Amortization of prior service credit	(2)	(2)	(4)	(4)
Net actuarial gain	(228)	(279)	(228)	(279)

Total net periodic postretirement benefit credit	$(172)	$(206)	$(114)	$(135)

R. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of July 4, 2021, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $770.0 million, of which $754.3 million is for less than one year.

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
On March 8, 2021, Industrial Automation LLC submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand seeks full acceleration of the maximum earnout amount payable under the Purchase Agreement, or $106.9 million
,
for the alleged breach of the earnout provisions of the Purchase Agreement. On March 26, 2021, Teradyne and AutoGuide filed an answer denying that Teradyne and AutoGuide breached any provisions of the Purchase Agreement. The arbitration hearing is scheduled for March 21, 2022. While it is not possible at this stage to predict the outcome of the arbitration, Teradyne and AutoGuide intend to vigorously defend against the Industrial Automation LLC claims.
S. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Foreign taxes	(4.3)	(4.6)	(4.5)	(5.1)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.7)	(1.9)	(1.6)	(1.1)
Tax credits	(1.2)	(1.4)	(1.2)	(1.6)
Discrete benefit related to equity compensation	(0.2)	(0.1)	(2.4)	(2.0)
Other, net	0.9	0.1	0.9	0.7

Effective tax rate	14.5%	13.1%	12.2%	11.9%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of July 4, 2021, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of July 4, 2021 and December 31, 2020, Teradyne had $16.6 million and $17.9 million, respectively, of reserves for uncertain tax positions. The $1.3 million net decrease in reserves for uncertain tax positions is primarily related to U.S. state research and development credits generated in prior years, as well as U.S. federal research and development credits generated in the current year.
As of July 4, 2021, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $1.6 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to loss carryforwards, research credits and U.S. manufacturing activities deductions.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 4, 2021 and December 31, 2020, $1.4 million and $1.2 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended July 4, 2021 and June 28, 2020, expense of $0.2 million and $0.3 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 4, 2021 was $15.9 million, or $0.08 per diluted share. The tax savings due to the tax holiday for the six months ended June 28, 2020 was $13.6 million, or $0.08 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended its Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

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
Segment information for the three and six months ended July 4, 2021 and June 28, 2020 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Other	Consolidated
	(in thousands)

Three Months Ended July 4, 2021
Revenues	$833,976	$104,819	$92,186	$54,893	$(146)	$1,085,728
Income (loss) before income taxes (1)(2)	337,302	33,954	(9,837)	21,472	1,135	384,026
Total assets (3)	1,518,941	146,296	687,022	117,702	1,530,961	4,000,922

Three Months Ended June 28, 2020
Revenues	$659,147	$71,806	$58,776	$49,185	$(253)	$838,661
Income (loss) before income taxes (1)(2)	228,787	19,193	(11,403)	14,482	(33,768)	217,291
Total assets (3)	1,192,355	126,164	662,103	108,066	1,160,501	3,249,189

Six Months Ended July 4, 2021
Revenues	$1,362,039	$237,656	$172,137	$95,791	$(289)	$1,867,334
Income (loss) before income taxes (1)(2)	513,670	85,015	(22,804)	31,088	1,050	608,019
Total assets (3)	1,518,941	146,296	687,022	117,702	1,530,961	4,000,922

Six Months Ended June 28, 2020
Revenues	$1,143,636	$187,882	$119,081	$92,670	$(253)	$1,543,016
Income (loss) before income taxes (1)(2)	382,603	67,600	(26,738)	24,702	(33,808)	414,359
Total assets (3)	1,192,355	126,164	662,103	108,066	1,160,501	3,249,189

(1)
Included in Corporate and Other are: contingent consideration adjustments, loss on convertible debt conversions, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations and acquisition related: (a) charges; (b) legal fees; (c) compensation.

(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, loss on convertible debt conversions and inventory charges.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(in thousands)
Semiconductor Test:
Cost of revenues - inventory charge	$—	$3,799	$1,234	$6,825
Restructuring and other - c ontract termination settlement charge	—	4,000	—	4,000
Industrial Automation:
Restructuring and other - acquisition related expenses and compensation	$—	$—	$550	$790
Cost of revenues - inventory charge	—	—	1,285	—
Wireless:
Cost of revenues - inventory charge	$—	$1,582	$672	$2,155
Corporate and Other:
Restructuring and other - other	$1,700	$750	$1,846	$750
Other (income) expense, net - l oss on convertible debt conversion	1,175	—	5,244	—
Restructuring and other - AutoGuide contingent consideration adjustment	—	29,927	(7,227)	22,785
Restructuring and other - acquisition related expenses and compensation	—	2,974	(513)	3,715
Restructuring and other - MiR contingent consideration adjustment	—	(668)	—	(3,546)
U. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase a minimum of $600 million in 2021.
During the six months ended July 4, 2021, Teradyne repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. During the six months ended June 28, 2020, Teradyne repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January and May 2021 and 2020, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for each of the three and six months ended July 4, 2021 and June 28, 2020 were $16.6 million and $33.3 million, respectively.
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
Industrial Automation segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial applications and AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs. The market for our industrial automation segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (SMEs) throughout the world.
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
Impact of the COVID-19 Pandemic on our Business
The novel coronavirus (COVID-19) pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures have impacted our day-to-day operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. We are continuing to monitor the rapidly evolving situation regarding the COVID-19 pandemic and the availability and impact of vaccinations globally. However, we are unable to accurately predict the full impact of COVID-19, which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges in areas where we do business, the availability of vaccinations, any further government actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Health and Safety
In response to the COVID-19 pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, contract manufacturers and suppliers and we have complied with all government orders around the globe. The spread of COVID-19 has caused us to modify our business practices, including implementing social distancing protocols, suspending employee travel, requiring most employees to work remotely, cancelling physical participation in meetings, and extensively and frequently disinfecting our workspaces. Around the world, many of our employees are working from home. However, some of our engineering, operations, supply line and customer support teams must be on-site at our or our customers’ facilities. We are providing those on-site employees with the necessary protective resources and procedures to minimize their exposure risk. We may take further actions as may be required or recommended by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
Operations
We believe the COVID-19 pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our second quarter of 2021 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in some instances in short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the COVID-19 pandemic.
Supply
We have not experienced any significant impacts or interruptions to our supply chain as a result of the COVID-19 pandemic. However, our suppliers have faced and may continue to face difficulties maintaining operations in light of government-ordered restrictions, including social distancing requirements and shelter-in-place mandates. Our supply chain team, and our suppliers, overcame numerous supply, production, and logistics obstacles in 2020 and the first half of 2021, but there is no assurance we or they will be able to do so in the future. Although we regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could disrupt our ability to obtain components required to manufacture our products, adversely affecting our operations and in some instances result in higher costs and delays, both for obtaining components and shipping finished goods to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.
Demand
The COVID-19 pandemic has significantly increased economic uncertainty in our markets. Demand for our Test products was strong throughout 2020 and in the first half of 2021. Our Industrial Automation business, however, experienced a significant decline in demand through the first half of 2020 due to COVID-19 related shutdowns affecting global manufacturing but demand recovered in the second half of 2020 from the low point in the second quarter and continued to recover in the first half of 2021. The COVID-19 pandemic could cause further global economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is continued uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the COVID-19 pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million as further described in Note H: “Debt.” As of August 6, 2021, we have not borrowed any funds under the credit facility.
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

Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended July 4, 2021 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except as noted below.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 6, 2021, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ significantly from these estimates under different assumptions or conditions.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions.
SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Percentage of revenues:
Revenues:
Products	88%	88%	86%	87%
Services	12	12	14	13

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	36	38	35	38
Cost of services	5	5	5	5

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40	44	41	43

Gross profit	60	56	59	57
Operating expenses:
Selling and administrative	13	14	14	15
Engineering and development	10	11	11	12
Acquired intangible assets amortization	—	1	1	1
Restructuring and other	—	3	—	1

Total operating expenses	24	29	26	29

Income from operations	36	27	33	28
Non-operating (income) expense:
Interest income	—	—	—	—
Interest expense	1	1	1	1
Other (income) expense, net	—	—	—	—

Income before income taxes	35	26	33	27
Income tax provision	5	3	4	3

Net income	30%	23%	29%	24%

Results of Operations
Second Quarter 2021 Compared to Second Quarter 2020
Revenues
Revenues by our reportable segments were as follows:

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Semiconductor Test	$834.0	$659.1	$174.9
System Test	104.8	71.8	33.0
Industrial Automation	92.2	58.8	33.4
Wireless Test	54.9	49.2	5.7
Corporate and Other	(0.1)	(0.3)	0.2

	$1,085.7	$838.7	$247.0

The increase in Semiconductor Test revenues of $174.9 million, or 26.5%, was driven primarily by a rise in tester sales driven by high performance compute processors, industrial and automotive applications and incremental memory test sales of flash memory testers, partially offset by lower mobile application processor testers. The increase in System Test revenues of $33.0 million, or 46.0%, was primarily due to elevated sales in Storage Test of hard disk drive and system level testers and greater sales in Production Board Test, due to higher automotive electronics demand, and Defense/Aerospace. The improvement in Industrial Automation revenues of $33.4 million, or 56.8%, was driven by demand for collaborative robotic arms and MiR’s autonomous mobile robots. The increase in Wireless Test revenues of $5.7 million, or 11.6%, was primarily due to higher demand in the ultra-wide band wireless test market.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 4, 2021	June 28, 2020
Taiwan	44%	51%
China	15	14
United States	9	7
Korea	9	6
Philippines	6	2
Europe	5	6
Japan	5	7
Thailand	3	3
Malaysia	2	1
Singapore	1	2
Rest of World	1	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar/ Point Change
	(in millions)
Gross profit	$647.0	$471.5	$175.5
Percent of total revenues	59.6%	56.2%	3.4

Gross profit as a percent of revenue increased by 3.4 points, primarily due to product mix of higher margin products in Semiconductor Test.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Selling and administrative	$140.2	$113.3	$26.9
Percent of total revenues	12.9%	13.5%
The increase of $26.9 million in selling and administrative expenses was primarily due to higher variable compensation, and higher selling and administrative spending across all segments.
Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Engineering and development	$110.0	$94.1	$15.9
Percent of total revenues	10.1%	11.2%
The increase of $15.9 million in engineering and development expenses was primarily due to higher spending across all segments and higher variable compensation.
Restructuring and Other
During the three months ended July 4, 2021, we recorded a charge of $1.7 million for an increase in environmental and legal liabilities, $0.4 million of severance charges primarily in Industrial Automation and $0.4 million for other expenses.
During the three months ended June 28, 2020, we recorded a charge of $29.9 million for the increase in the fair value of the AutoGuide contingent consideration liability, a $4.0 million contract termination settlement charge, $3.1 million of acquisition related compensation and expenses, and $0.8 million of other expenses, partially offset by a $0.6 million gain for the decrease in the fair value of the MiR contingent consideration liability.
Interest and Other

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Interest income	$(0.6)	$(1.4)	$0.8
Interest expense	5.6	6.0	(0.4)
Other (income) expense, net	(0.1)	(4.0)	3.9
Interest income decreased by $0.8 million primarily due to lower interest rates in 2021 compared to 2020. Other (income) expense, net decreased by $3.9 million primarily due to changes in unrealized gains/losses on equity securities, and losses on convertible debt conversions in 2021.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Semiconductor Test	$337.3	$228.8	$108.5
System Test	34.0	19.2	14.8
Wireless Test	21.5	14.5	7.0
Industrial Automation	(9.8)	(11.4)	1.6
Corporate and Other (1)	1.1	(33.8)	34.9

	$384.0	$217.3	$166.7

(1)
Included in Corporate and Other are: contingent consideration adjustments, loss on convertible debt conversions, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations and acquisition related: (a) charges; (b) legal fees; (c) compensation.

The increase in income before income taxes in Semiconductor Test was driven primarily by a rise in tester sales driven by high performance compute processors, industrial and automotive applications and incremental memory test sales of flash memory testers, partially offset by lower mobile application processor testers. The improvement in income before income taxes in System Test was primarily due to elevated sales in Storage Test of hard disk drive and system level testers and greater sales in Production Board Test, due to higher automotive electronics demand, and Defense/Aerospace. The increase in income before income taxes in Wireless Test was primarily due to higher demand in the ultra-wide band wireless test market.
Income Taxes
The effective tax rate for the three months ended July 4, 2021 and June 28, 2020 was 14.5% and 13.1%, respectively. The increase in the effective tax rate from the three months ended June 28, 2020 to the three months ended July 4, 2021 was primarily attributable to a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, a reduction in benefit from tax credits, and a reduction in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017.
Six Months 2021 Compared to Six Months 2020
Revenues
Revenues by our four reportable segments were as follows:

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Semiconductor Test	$1,362.0	$1,143.6	$218.4
System Test	237.7	187.9	49.8
Industrial Automation	172.1	119.1	53.0
Wireless Test	95.8	92.7	3.1
Corporate and Other	(0.3)	(0.3)	—

	$1,867.3	$1,543.0	$324.3

The increase in Semiconductor Test revenues of $218.4 million, or 19.1%, was driven primarily by a rise in tester sales driven by high performance compute processors, industrial and automotive applications and incremental memory test sales of flash memory testers, partially offset by lower mobile application processor testers. The increase in System Test revenues of $49.8 million, or 26.5%, was primarily due to elevated sales in Storage Test of hard disk drive and system level testers, and greater sales in Production Board Test due to higher automotive electronics demand. The increase in Industrial Automation revenues of $53.0 million, or 44.5%, was driven by demand for collaborative robotic arms and MiR’s autonomous mobile robots. The increase in Wireless Test revenues of $3.1 million, or 3.3%, was primarily due to greater sales in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	July 4, 2021	June 28, 2020
Taiwan	40%	41%
China	17	15
United States	9	9
Korea	9	10
Europe	6	7
Philippines	5	2
Thailand	5	4
Japan	4	7
Malaysia	3	2
Singapore	2	2
Rest of World	—	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar/ Point Change
	(in millions)
Gross profit	$1,108.6	$877.0	$231.6
Percent of total revenues	59.4%	56.8%	2.6
Gross profit as a percent of revenue increased by 2.6 point, primarily due to product mix of higher margin products in Semiconductor Test and operating leverage due to higher revenues.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Selling and administrative	$270.0	$224.6	$45.4
Percent of total revenues	14.5%	14.6%
The increase of $45.4 million in selling and administrative expenses was primarily due to higher variable compensation and higher selling spending across all segments.
Engineering and Development
Engineering and development expenses were as follows:

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Engineering and development	$210.4	$179.3	$31.1
Percent of total revenues	11.3%	11.6%

The increase of $31.1 million in engineering and development expenses was primarily due to higher spending across all segments and higher variable compensation.
Restructuring and Other
During the six months ended July 4, 2021, we recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, $0.6 million of severance charges primarily in Industrial Automation and $0.3 million for other expenses.
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
Interest and Other

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Interest income	$(1.4)	$(4.1)	$2.7
Interest expense	11.6	11.6	—
Other (income) expense, net	3.7	2.8	0.9
Interest income decreased by $2.7 million primarily due to lower interest rates and a lower marketable securities balance in 2021 compared to 2020. Other (income) expense, net increased by $0.9 million primarily due to losses on convertible debt conversions in 2021, partially offset by the change in unrealized gains/losses on equity securities, from losses in 2020 to gains in 2021.
Income (Loss) Before Income Taxes

	For the Six Months Ended
	July 4, 2021	June 28, 2020	Dollar Change
	(in millions)
Semiconductor Test	$513.7	$382.6	$131.1
System Test	85.0	67.6	17.4
Wireless Test	31.1	24.7	6.4
Industrial Automation	(22.8)	(26.7)	3.9
Corporate and Other (1)	1.1	(33.8)	34.9

	$608.0	$414.4	$193.6

(1)
Included in Corporate and Other are, contingent consideration adjustments, loss on convertible debt conversions, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, and acquisition related: (a) charges; (b) legal fees; (c) compensation.

The increase in income before income taxes in Semiconductor Test was driven primarily by a rise in tester sales driven by high performance compute processors, industrial and automotive applications and incremental memory test sales of flash memory testers, partially offset by lower mobile applications processor testers. The improvement in income before income taxes in System Test was primarily due to elevated sales in Storage Test of hard disk drive and system level testers, and greater sales in Production Board Test due to higher automotive electronics demand. The increase in income before taxes in Wireless Test was primarily due to higher sales in connectivity test products.
Income Taxes
The effective tax rate for the six months ended July 4, 2021 and June 28, 2020 was 12.2% and 11.9%, respectively. The increase in the effective tax rate from the six months ended June 28, 2020 to the six months ended July 4, 2021 was primarily attributable to a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, and a reduction in benefit from tax credits, partially offset by increases in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and discrete benefit related to equity compensation.

Contractual Obligations
There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances decreased by $136.3 million in the six months ended July 4, 2021 to $1,418.1 million.
Operating activities during the six months ended July 4, 2021 provided cash of $244.4 million. Changes in operating assets and liabilities used cash of $373.6 million. This was due to a $470.2 million increase in operating assets and a $96.6 million increase in operating liabilities.
The increase in operating assets was due to a $372.7 million increase in accounts receivable due to greater sales, a $117.4 million increase in prepayments and other assets due to prepayments to our contract manufacturers as a result of higher forecasted revenues, partially offset by a $19.9 million decrease in inventories.
The change in operating liabilities was due to increases of $78.5 million in other accrued liabilities, $22.3 million in accounts payable, and $15.2 million in deferred revenue and customer advance payments, partially offset by a $14.0 million decrease in accrued employee compensation, $2.7 million of retirement plan contributions, and a $2.6 million decrease in income taxes.
Investing activities during the six months ended July 4, 2021 provided cash of $92.3 million due to $460.2 million and $116.1 million in proceeds from maturities and sales of marketable securities, partially offset by $398.1 million used for purchases of marketable securities, $74.0 million used for purchases of property, plant and equipment and $12.0 million used for an investment in MachineMetrics, Inc.(“MachineMetrics”).
Financing activities during the six months ended July 4, 2021 used cash of $295.9 million due to $66.8 million used for payments of convertible debt principal, $196.6 million used for the repurchase of 1.6 million shares of common stock at an average price of $125.69 per share, $31.8 million used for payments related to net settlements of employee stock compensation awards, and $33.3 million used for dividend payments, partially offset by $32.6 million from the issuance of common stock under employee stock purchase and stock option plans.
Operating activities during the six months ended June 28, 2020 provided cash of $266.0 million. Changes in operating assets and liabilities used cash of $206.7 million due to a $384.2 million increase in operating assets and a $177.6 million increase in operating liabilities.
The increase in operating assets was due to a $331.0 million increase in accounts receivable due to increased sales, a $49.5 million increase in prepayments and other assets, and a $3.7 million increase in inventories.
The increase in operating liabilities was due to a $54.9 million increase in accounts payable, a $47.2 million increase in other accrued liabilities, a $37.8 million increase in income taxes, a $28.7 million increase in deferred revenue and customer advance payments, an $11.4 million increase in accrued employee compensation, partially offset by $2.5 million of retirement plan contributions.
Investing activities during the six months ended June 28, 2020 used cash of $173.2 million due to $299.5 million used for purchases of marketable securities, and $84.0 million used for purchases of property, plant and equipment, partially offset by $183.0 million and $26.7 million in proceeds from maturities and sales of marketable securities, respectively, and proceeds from life insurance of $0.5 million related to the cash surrender value from the cancellation of a Teradyne owned life insurance policy, and $0.1 million, net of cash acquired, for the acquisition of AutoGuide.
Financing activities during the six months ended June 28, 2020 used cash of $140.3 million due to $88.5 million used for the repurchase of 1.5 million shares of common stock at an average price of $58.33 per share, $22.5 million used for payments related to net settlements of employee stock compensation awards, $33.3 million used for dividend payments, and $8.9 million used for a payment related to MiR acquisition contingent consideration, partially offset by $12.8 million from the issuance of common stock under employee stock purchase and stock option plans.
In January and May 2021 and 2020, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for each of the six months ended July 4, 2021 and June 28, 2020 were $33.3 million.

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
During the six months ended July 4, 2021, we repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. During the six months ended June 28, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. As of August 6, 2021, we have not borrowed any funds under the credit facility.
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
Equity Compensation Plans
As discussed in Note Q: “Stock-Based Compensation” in our 2020 Annual Report on Form 10-K, we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).
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
In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of July 4, 2021, the Notes had a fair value of $1,595.9 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the second quarter of 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the convertible senior notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$1,756,039	$160,127	10.0%
No Change	1,595,912	—	—
10% Decrease	1,435,785	(160,127)	(10.0)

Item 4:	Controls and Procedures
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) or Rule 15d-15

(b)
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
There have
been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 8, 2021, Industrial Automation LLC submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand seeks full acceleration of the maximum earnout amount payable under the Purchase Agreement, or $106.9 million, for the alleged breach of the earnout provisions of the Purchase Agreement. On March 26, 2021, Teradyne and AutoGuide filed an answer denying that Teradyne and AutoGuide breached any provisions of the Purchase Agreement. The arbitration hearing is scheduled for March 21, 2022. While it is not possible at this stage to predict the outcome of the arbitration, Teradyne and AutoGuide intend to vigorously defend against the Industrial Automation LLC claims.

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
There is currently a global supply shortage of electrical components, including semiconductor chips. As a result, we have experienced increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. At this time, these supply chain challenges have not had a material impact on our business, results of operations or financial condition. However, if we are unable to secure manufacturing capacities from our current suppliers and contract manufacturers, our ability to deliver our products to our customers may be negatively impacted. Also, our suppliers and contract manufacturers may increase their fees, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers, which could have a negative impact on our results of operations and financial condition. Additionally, if any of our suppliers and contract manufacturers were to cancel contracts or commitments or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have significantly decreased revenues and earnings and be subject to contractual penalties, which would have a material adverse effect on our business, results of operations and financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
In January 2020, Teradyne’s Board of Directors authorized a new stock repurchase program for up to $1.0 billion of common stock. Effective April 1, 2020, Teradyne suspended its share repurchase program. In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended July 4, 2021, we repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. During the six months ended June 28, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
The following table includes information with respect to repurchases we made of our common stock during the three months ended July 4, 2021 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
April 5, 2021 - May 2, 2021	155		$129.70		154	$1,934,813
May 3, 2021 – May 30, 2021	431		$123.16		424	$1,882,615
May 31, 2021 – July 4, 2021	613		$129.49		612	$1,803,416

	1,199	(1)	$127.25	(1)	1,190

(1)	Includes approximately nine thousand shares at an average price of $126.20 withheld from employees for the payment of taxes.
We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures
Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Organization of Teradyne, Inc., effective May 7, 2021 filed as Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021

10.1	1996 Employee Stock Purchase Plan, as amended, filed as Exhibit 10.1 to Teradyne’s Current Report on form 8-K filed May 13, 2021

10.2	2006 Equity and Cash Compensation Incentive Plan, as amended, filed as Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed May 13, 2021

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/ S / S ANJAY M EHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
August 6, 2021