Form 10-Q
period 2021-10-03
TERADYNE, INC
filed 2021-11-05
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of November 1, 2021 was 163,004,340 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 3, 2021	December 31, 2020

	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$1,079,454	$914,121
Marketable securities	233,397	522,280
Accounts receivable, less allowance for credit losses of $1,913 and $2,034 at October 3, 2021 and December 31, 2020, respectively	597,124	497,506
Inventories, net	224,242	222,189
Prepayments and other current assets	386,967	259,338

Total current assets	2,521,184	2,415,434
Property, plant and equipment, net	390,545	394,800
Operating lease right-of-use assets, net	61,608	54,569
Marketable securities	136,664	117,980
Deferred tax assets	96,808	87,913
Retirement plans assets	16,958	17,468
Other assets	23,340	9,384
Acquired intangible assets, net	81,677	100,939
Goodwill	433,398	453,859

Total assets	$3,762,182	$3,652,346

LIABILITIES
Current liabilities:
Accounts payable	$154,912	$133,663
Accrued employees’ compensation and withholdings	196,928	220,321
Deferred revenue and customer advances	140,380	134,662
Other accrued liabilities	135,492	77,581
Operating lease liabilities	20,601	20,573
Income taxes payable	73,077	80,728
Current debt	32,219	33,343

Total current liabilities	753,609	700,871
Retirement plans liabilities	153,249	151,140
Long-term deferred revenue and customer advances	60,022	58,359
Long-term contingent consideration	—	7,227
Long-term other accrued liabilities	19,704	19,352
Deferred tax liabilities	6,907	10,821
Long-term operating lease liabilities	48,492	42,073
Long-term incomes taxes payable	67,041	74,930
Debt	112,784	376,768

Total liabilities	1,221,808	1,441,541

Commitments and contingencies
Mezzanine equity:
Convertible common shares	2,881	3,787
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 163,728 and 166,123 shares issued and outstanding at October 3, 2021 and December 31, 2020, respectively	20,466	20,765
Additional paid-in capital	1,800,373	1,765,323
Accumulated other comprehensive income	4,217	33,516
Retained earnings	712,437	387,414

Total shareholders’ equity	2,537,493	2,207,018

Total liabilities, convertible common shares and shareholders’ equity	$3,762,182	$3,652,346

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands, except per share amount)
Revenues:
Products	$825,448	$697,745	$2,437,901	$2,043,281
Services	125,053	121,739	379,934	319,219

Total revenues	950,501	819,484	2,817,835	2,362,500
Cost of revenues:
Cost of products	333,229	300,174	989,859	882,902
Cost of services	46,271	60,382	148,368	143,647

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	379,500	360,556	1,138,227	1,026,549

Gross profit	571,001	458,928	1,679,608	1,335,951
Operating expenses:
Selling and administrative	134,829	115,840	404,812	340,488
Engineering and development	107,220	94,909	317,644	274,170
Acquired intangible assets amortization	5,355	6,219	16,293	25,052
Restructuring and other	1,197	(27,701)	(3,426)	1,915

Total operating expenses	248,601	189,267	735,323	641,625

Income from operations	322,400	269,661	944,285	694,326
Non-operating (income) expense:
Interest income	(626)	(1,071)	(2,066)	(5,189)
Interest expense	3,785	6,237	15,354	17,831
Other (income) expense, net	21,486	764	25,223	3,595

Income before income taxes	297,755	263,731	905,774	678,089
Income tax provision	41,037	41,013	115,225	90,274

Net income	$256,718	$222,718	$790,549	$587,815

Net income per common share:
Basic	$1.56	$1.34	$4.77	$3.54

Diluted	$1.41	$1.21	$4.26	$3.23

Weighted average common shares—basic	164,583	166,014	165,690	166,131

Weighted average common shares—diluted	181,987	184,338	185,492	181,777

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Net income	$256,718	$222,718	$790,549	$587,815
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	(10,698)	17,104	(26,672)	24,131
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(44), $139, $(516), and $1,410, respectively	(176)	335	(1,952)	5,165
Less: Reclassification adjustment for gains included in net income, net of tax of $(65), $(194), $(186), $(615), respectively	(229)	(689)	(670)	(2,188)

	(405)	(354)	(2,622)	2,977
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(2), $(1), respectively	(2)	(2)	(5)	(6)

Other comprehensive (loss) income	(11,105)	16,748	(29,299)	27,102

Comprehensive income	$245,613	$239,466	$761,250	$614,917

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Share s Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity

		(in thousands)
For the Three Months Ended October 3, 2021
Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256
Net issuance of common stock under stock-based plans		8	1	(259)			(258)
Stock-based compensation expense				10,042			10,042
Repurchase of common stock		(1,724)	(215)			(212,781)	(212,996)
Cash dividends ($0.10 per share)						(16,452)	(16,452)
Settlements of convertible notes		5,589	699	636,798			637,497
Exercise of convertible notes hedge call options		(5,589)	(699)	(637,015)			(637,714)
Convertible common shares	(18,505)			18,505			18,505
Net income						256,718	256,718
Other comprehensive loss					(11,105)		(11,105)

Balance, October 3, 2021	$2,881	163,728	$20,466	$1,800,373	$4,217	$712,437	$2,537,493

For the Three Months Ended September 27, 2020
Balance, June 28, 2020	$—	165,806	$20,725	$1,730,716	$(8,500)	$1,610	$1,744,551
Net issuance of common stock under stock-based plans		237	30	13,515			13,545
Stock-based compensation expense				12,600			12,600
Cash dividends ($0.10 per share)						(16,618)	(16,618)
Net income						222,718	222,718
Other comprehensive income					16,748		16,748

Balance, September 27, 2020	$—	166,043	$20,755	$1,756,831	$8,248	$207,710	$1,993,544

For the Nine Months Ended October 3, 2021
Balance, December 31, 2020	$3,787	166,123	$20,765	$1,765,323	$33,516	$387,414	$2,207,018
Net issuance of common stock under stock-based plans		893	112	(48)			64
Stock-based compensation expense				35,915			35,915
Repurchase of common stock		(3,288)	(411)			(415,769)	(416,180)
Cash dividends ($0.30 per share)						(49,757)	(49,757)
Settlements of convertible notes		7,178	897	840,305			841,202
Exercise of convertible notes hedge call options		(7,178)	(897)	(842,028)			(842,925)
Convertible common shares	(906)			906			906
Net income						790,549	790,549
Other comprehensive loss					(29,299)		(29,299)

Balance, October 3, 2021	$2,881	163,728	$20,466	$1,800,373	$4,217	$712,437	$2,537,493

For the Nine Months Ended September 27, 2020
Balance, December 31, 2019	$—	166,410	$20,801	$1,720,129	$(18,854)	$(241,918)	$1,480,158
Net issuance of common stock under stock-based plans		1,150	144	3,019			3,163
Stock-based compensation expense				33,683			33,683
Repurchase of common stock		(1,517)	(190)			(88,275)	(88,465)
Cash dividends ($0.30 per share)						(49,912)	(49,912)
Net income						587,815	587,815
Other comprehensive income					27,102		27,102

Balance, September 27, 2020	$—	166,043	$20,755	$1,756,831	$8,248	$207,710	$1,993,544

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2020, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	October 3, 2021	September 27, 2020

	(in thousands)
Cash flows from operating activities:
Net income	$790,549	$587,815
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	67,866	58,111
Stock-based compensation	34,649	33,028
Amortization	27,626	36,577
Loss on convertible debt conversion	25,397	—
Provision for excess and obsolete inventory	11,775	13,116
Deferred taxes	(10,732)	(4,547)
Contingent consideration adjustment	(7,227)	(7,967)
Gains on investments	(4,750)	(3,515)
Retirement plan actuarial (gains) losses	(627)	2,589
Other	243	750
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(103,299)	(222,015)
Inventories	21,943	16,998
Prepayments and other assets	(138,564)	(40,751)
Accounts payable and other liabilities	65,064	81,557
Deferred revenue and customer advances	8,699	36,589
Retirement plans contributions	(4,123)	(3,884)
Income taxes	(17,406)	24,060

Net cash provided by operating activities	767,083	608,511

Cash flows from investing activities:
Purchases of property, plant and equipment	(103,162)	(146,872)
Purchases of marketable securities	(509,470)	(488,428)
Proceeds from maturities of marketable securities	571,277	309,407
Proceeds from sales of marketable securities	209,437	32,611
Purchase of investment and acquisition of business	(12,000)	149
Proceeds from life insurance	—	546

Net cash provided by (used for) investing activities	156,082	(292,587)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	32,590	26,528
Repurchase of common stock	(406,180)	(88,465)
Payments of convertible debt principal	(301,997)	—
Dividend payments	(49,711)	(49,870)
Payments related to net settlement of employee stock compensation awards	(32,045)	(22,735)
Payments of contingent consideration	—	(8,852)

Net cash used for financing activities	(757,343)	(143,394)

Effects of exchange rate changes on cash and cash equivalents	(489)	(1,274)

Increase in cash and cash equivalents	165,333	171,256
Cash and cash equivalents at beginning of period	914,121	773,924

Cash and cash equivalents at end of period	$1,079,454	$945,180

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$2,286	$3,119
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
B. ACCOUNTING POLICIES
Basis of Presentation
The consolidated interim financial statements include th
e
 accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts were reclassified to conform to the current year presentation. The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form
10-K,
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2021, for the year ended December 31, 2020.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going
basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, contingent consideration liabilities, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form
10-Q.
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
On November
4
, 2021, Teradyne made an irrevocable election under the indenture entered into between Teradyne and Wilmington Trust, National Association, as trustee (the “Indenture”) for the issuance of the 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 to require the principal portion of the remaining Notes to be settled in cash. Upon adoption of ASU
2020-06,
only the amounts settled in excess of the principal will be considered in diluted earnings per share under the if-converted
method.

D. INVESTMENT IN OTHER COMPANY
On June
 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At October 3, 2021, the value of the investment was $12.0 million, and there was no change during the three months ended October 3, 2021.
E. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Industrial Automation
	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide	Wireless Test	Corporate and Other	Total
	(in thousands)
For the Three Months Ended October 3, 2021 (1)
Timing of Revenue Recognition
Point in Time	$508,747	$105,454	$88,155	$76,008	$12,351	$226	$65,409	$(63)	$856,287
Over Time	66,270	7,761	14,450	1,742	607	80	3,304	—	94,214

Total	$575,017	$113,215	$102,605	$77,750	$12,958	$306	$68,713	$(63)	$950,501

Geographical Market
Asia Pacific	$519,886	$110,362	$62,757	$19,654	$2,788	$—	$54,344	$—	$769,791
Americas	29,119	2,281	34,560	23,429	5,015	306	11,352	(63)	105,999
Europe, Middle East and Africa	26,012	572	5,288	34,667	5,155	—	3,017	—	74,711

Total	$575,017	$113,215	$102,605	$77,750	$12,958	$306	$68,713	$(63)	$950,501

For the Three Months Ended September 27, 2020 (1)
Timing of Revenue Recognition
Point in Time	$393,717	$137,929	$101,045	$51,523	$10,175	$4,076	$37,901	$(41)	$736,325
Over Time	55,988	4,507	17,124	1,686	59	1,192	2,603	—	83,159

Total	$449,705	$142,436	$118,169	$53,209	$10,234	$5,268	$40,504	$(41)	$819,484

Geographical Market
Asia Pacific	$420,821	$137,286	$78,534	$14,471	$1,566	$—	$33,865	$—	$686,543
Americas	17,678	3,730	35,140	16,527	3,981	5,268	5,211	(41)	87,494
Europe, Middle East and Africa	11,206	1,420	4,495	22,211	4,687	—	1,428	—	45,447

Total	$449,705	$142,436	$118,169	$53,209	$10,234	$5,268	$40,504	$(41)	$819,484

For the Nine Months Ended October 3, 2021 (2)
Timing of Revenue Recognition
Point in Time	$1,548,895	$291,578	$295,666	$214,427	$41,506	$106	$154,908	$(352)	$2,546,734
Over Time	188,022	21,776	44,595	5,001	1,483	628	9,596	—	271,101

Total	$1,736,917	$313,354	$340,261	$219,428	$42,989	$734	$164,504	$(352)	$2,817,835

Geographical Market
Asia Pacific	$1,618,117	$301,562	$223,507	$55,531	$8,674	$—	$133,678	$—	$2,341,069
Americas	71,562	9,373	98,475	66,390	17,065	734	24,228	(352)	287,475
Europe, Middle East and Africa	47,238	2,419	18,279	97,507	17,250	—	6,598	—	189,291

Total	$1,736,917	$313,354	$340,261	$219,428	$42,989	$734	$164,504	$(352)	$2,817,835

For the Nine Months Ended September 27, 2020 (2)
Timing of Revenue Recognition
Point in Time	$1,261,468	$298,150	$259,498	$140,829	$30,468	$8,608	$125,304	$(294)	$2,124,031
Over Time	162,159	14,000	46,553	5,628	176	2,083	7,870	—	238,469

Total	$1,423,627	$312,150	$306,051	$146,457	$30,644	$10,691	$133,174	$(294)	$2,362,500

Geographical Market
Asia Pacific	$1,330,463	$296,679	$197,208	$39,665	$4,391	$—	$113,576	$—	$1,981,982
Americas	51,315	11,481	91,924	42,634	9,836	10,691	15,253	(294)	232,840
Europe, Middle East and Africa	41,849	3,990	16,919	64,158	16,417	—	4,345	—	147,678

Total	$1,423,627	$312,150	$306,051	$146,457	$30,644	$10,691	$133,174	$(294)	$2,362,500

(1)
Includes $3.8 million and $1.7 million in 2021 and 2020, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

(2)	Includes $11.1 million and $6.1 million in 2021 and 2020, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “ Revenue from Contracts with Customers .”

Contract Balances
During the three and nine months ended October 3, 2021, Teradyne recognized $32.9 million and $82.5 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended September 27, 2020, Teradyne recognized $17.6 million and $78.2 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of October 3, 2021, Teradyne has $1,293.0 million of unsatisfied performance obligations. Teradyne expects to recognize 94% of the remaining performance obligations in the next 12 months, 5% in
1-3
years and 1% beyond 3 years.
Accounts Receivable
Teradyne sells certain trade accounts receivables on a
non-recourse
basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $66.9 million and $16.5 million for the three months ended October 3, 2021 and September 27, 2020, respectively, and $81.7 million and $113.5 million for the nine months ended October 3, 2021 and September 27, 2020, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material.
F. INVENTORIES
Inventories, net consisted of th
e
 following at October 3, 2021 and December 31, 2020:

	October 3, 2021	December 31, 2020

	(in thousands)
Raw material	$131,807	$114,133
Work-in-process	34,911	25,408
Finished goods	57,524	82,648

	$224,242	$222,189

Inventory reserves at October 3, 2021 and December 31, 2020 were $112.5 million and $110.6 million, respectively.
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
During the three and nine months ended October 3, 2021 and September 27, 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three and nine months ended October 3, 2021 were $0.5 million and $2.6 million, respectively. Realized gains recorded in the three and nine months ended September 27, 2020 were $1.1 million and $4.1 million, respectively. No realized losses were recorded in the three and nine months ended October 3, 2021. Realized losses recorded in the three and nine months ended September 27, 2020 were $0.1 million and $0.3 million, respectively. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded in the nine months ended October 3, 2021 were $3.3 million. Unrealized losses on equity securities recorded in the three and nine months ended October 3, 2021 were $0.4 million and $1.1 million, respectively. Unrealized gains on equity securities recorded in the three and nine months ended September 27, 2020 were $2.0 million and $5.7 million, respectively. Unrealized losses on equity securities recorded in the nine months ended September 27, 2020 were $6.0 million. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale
debt securities are included in accumulated other comprehensive income.
The cost of securities sold is based on average cost.

The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 3, 2021 and December 31, 2020.

	October 3, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$577,752	$—	$—	$577,752
Cash equivalents	176,703	324,999	—	501,702
Available-for-sale securities:
Commercial paper	—	179,629	—	179,629
U.S. Treasury securities	—	80,519	—	80,519
Corporate debt securities	—	58,648	—	58,648
Debt mutual funds	8,937	—	—	8,937
U.S. government agency securities	—	4,616	—	4,616
Certificates of deposit and time deposits	—	1,346	—	1,346
Non-U.S. government securities	—	590	—	590
Equity securities:
Mutual funds	35,776	—	—	35,776

	$799,168	$650,347	$—	$1,449,515
Derivative assets	—	93	—	93

Total	$799,168	$650,440	$—	$1,449,608

Liabilities
Derivative liabilities	—	433	—	433

Total	$—	$433	$—	$433

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$754,455	$324,999	$—	$1,079,454
Marketable securities	—	233,397	—	233,397
Long-term marketable securities	44,713	91,951	—	136,664
Prepayments and other current assets	—	93	—	93

Total	$799,168	$650,440	$—	$1,449,608

Liabilities
Other current liabilities	$—	$433	$—	$433

Total	$—	$433	$—	$433

	December 31, 2020
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets

Cash	$443,166	$—	$—	$443,166
Cash equivalents	347,768	123,187	—	470,955
Available-for-sale securities:				—
U.S. Treasury securities	—	258,304	—	258,304
Commercial paper	—	254,413	—	254,413
Corporate debt securities	—	83,615	—	83,615
Debt mutual funds	8,565	—	—	8,565
U.S. government agency securities	—	4,339	—	4,339
Certificates of deposit and time deposits	—	979	—	979
Non-U.S. government securities	—	625	—	625
Equity securities:
Equity mutual funds	29,420	—	—	29,420

	$828,919	$725,462	$—	$1,554,381
Derivative assets	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Contingent consideration	$—	$—	$7,227	$7,227
Derivative liabilities	—	504	—	504

Total	$—	$504	$7,227	$7,731

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$790,934	$123,187	$—	$914,121
Marketable securities	—	522,280	—	522,280
Long-term marketable securities	37,985	79,995	—	117,980
Prepayments and other current assets	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Other accrued liabilities	$—	$504	$—	$504
Long-term contingent consideration	—	—	7,227	7,227

Total	$—	$504	$7,227	$7,731

Changes in the fair value of Level 3 contingent consideration for the three and nine months ended October 3, 2021 and September 27, 2020 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(in thousands)
Balance at beginning of period	$—	$49,737	$7,227	$39,705
Fair value adjustment (a)(b)(c)	—	(27,206)	(7,227)	(7,967)
Foreign currency impact	—	—	—	(355)
Payments (d)	—	—	—	(8,852)

Balance at end of period	$—	$22,531	$—	$22,531

(a)
In the nine months ended October 3, 2021, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide was reduced to zero, which resulted in a benefit of $7.2 million, primarily due to a decrease in forecasted revenues and earnings before interest and taxes. As of October 3, 2021, the maximum amount of contingent consideration that could be paid in connection with the acquisition of AutoGuide is $100.2 million. The remaining earn-out
periods end on December 31, 2021 and December 31, 2022. The sellers of AutoGuide have filed an arbitration claim against Teradyne related to allegations of non-compliance
with its
earn-out
obligations. The ultimate amount of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide may be affected by the outcome of the arbitration (see Note R: “Commitments and Contingencies”).

(b)
In the three and nine months ended September 27, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide decreased by $27.2 million and $4.4 million, respectively, due to lower forecasted revenues and earnings before interest and taxes.

(c)
In the nine months ended September 27, 2020, the fair value of contingent consideration for the earn-outs in connection with the acquisition of Mobile Industrial Robots (“MiR”) decreased by $3.5 million due to lower forecasted results.

(d)	In the nine months ended September 27, 2020, Teradyne paid $8.9 million of contingent consideration for the earn-out in connection with the acquisition of MiR.
The carrying amounts and fair values of Teradyne’s financial instruments at October 3, 2021 and December 31, 2020 were as follows:

	October 3, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$1,079,454	$1,079,454	$914,121	$914,121
Marketable securities	370,061	370,061	640,260	640,260
Derivative assets	93	93	95	95
Liabilities
Contingent consideration	—	—	7,227	7,227
Derivative liabilities	433	433	504	504
Convertible debt (1)	145,003	546,464	410,111	1,739,553

(1)	The carrying value represents the bifurcated debt component only, while the level 2 fair value is based on quoted market prices for the convertible note, which includes the equity conversion features.
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of
available-for-sale
marketable securities at October 3, 2021:

	October 3, 2021
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Commercial paper	$179,624	$5	$—	$179,629	$20,799
U.S. Treasury securities	80,370	636	(487)	80,519	17,336
Corporate debt securities	53,329	5,421	(102)	58,648	22,010
Debt mutual funds	8,872	65	—	8,937	—
U.S. government agency securities	4,610	11	(5)	4,616	3,302
Certificates of deposit and time deposits	1,346	—	—	1,346	—
Non-U.S. government securities	590	—	—	590	—

	$328,741	$6,138	$(594)	$334,285	$63,447

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Marketable securities	$233,327	$92	$(22)	$233,397	$28,773
Long-term marketable securities	95,414	6,046	(572)	100,888	34,674

	$328,741	$6,138	$(594)	$334,285	$63,447

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

As of October 3, 2021 and December 31, 2020, the fair market value of investments with unrealized losses less than one year totaled $57.3 million and $70.4 million, respectively. As of October 3, 2021, the fair market value of investments with unrealized losses for greater than one year totaled $6.2 million.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at October 3, 2021 and December 31, 2020 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at October 3, 2021 were as follows:

	October 3, 2021
	Cost	Fair Market Value

	(in thousands)
Due within one year	$233,327	$233,397
Due after 1 year through 5 years	46,460	46,744
Due after 5 years through 10 years	6,120	6,586
Due after 10 years	33,962	38,621

Total	$319,869	$325,348

Contractual maturities of investments in
available-for-sale
securities held at October 3, 2021 exclude debt mutual funds with a fair market value of $8.9 million, as they do not have a contractual maturity date.
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
The notional amount of foreign currency forward contracts at October 3, 2021 and December 31, 2020 was $181.8 million and $152.9 million, respectively.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of October 3, 2021 and December 31, 2020:

	Balance Sheet Location	October 3, 2021	December 31, 2020

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$93	$95
Foreign exchange contracts	Other current liabilities	(433)	(504)

Total derivatives		$(340)	$(409)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended October 3, 2021 and September 27, 2020:

	Location of Losses (Gains) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$2,288	$(551)	$5,937	$3,930

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.
(2)
For the three and nine months ended October 3, 2021, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.0 million and $1.3 million, respectively.

(3)
For the three months ended September 27, 2020, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.2 million. For the nine months ended September 27, 2020, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.4 million.

See Note H: “Debt” regarding derivatives related to the convertible senior notes.
H. DEBT
Convertible Senior Notes
On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest from December 12, 2016 at a rate of 1.25% per year payable semiannually in arrears on June 15 and December 15 of each year. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the indenture dated as of December 12, 2016 between Teradyne and Wilmington Trust, National Association, as trustee (the “Indenture”)) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its conversion obligation by paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election. As of October 3, 2021, the conversion price was approximately $31.53 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of November 5, 2021, seventy-
nine
holders had exercised the option to convert $343.0 million worth of Notes. On November
4
, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.53. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 8.7 million shares of Teradyne’s common stock.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of October 3, 2021, the strike price of the warrants was approximately $39.56 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
The provisions of ASC
470-20,
“
Debt with Conversion and Other Options,
” are applicable to the Notes. ASC
470-20
requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023. Accordingly, Teradyne’s effective annual interest rate on the Notes will be approximately 5.0%. The Notes are classified as long-term debt in the balance sheet based on their December 15, 2023 maturity date, except for the conversions that occurred during the third quarter of 2021, which are included in current debt. Debt issuance costs of approximately $7.2 million initially are amortized to interest expense using the effective interest method over the seven-year term of the Notes. As of October 3, 2021, unamortized debt issuance costs were approximately $0.9 million.
The below tables represent the key components of Teradyne’s convertible senior notes:

	October 3, 2021	December 31, 2020

	(in thousands)
Debt principal	$157,972	$459,971
Unamortized discount	12,969	49,860

Net Carrying amount of convertible debt	$145,003	$410,111

Reported as follows:

	October 3, 2021	December 31, 2020

	(in thousands)
Current debt	$32,219	$33,343
Long-term debt	112,784	376,768

Net carrying amount of convertible debt	$145,003	$410,111

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Contractual interest expense on the coupon	$355	$1,438	$2,666	$4,313
Amortization of the discount component and debt issue fees recognized as interest expense	2,424	3,887	9,771	11,518

Total interest expense on the convertible debt	$2,779	$5,325	$12,437	$15,831

As of October 3, 2021, the remaining unamortized discount was $13.0 million, which will be amortized over 2.3 years using the effective interest rate method. The carrying amount of the equity component was $100.8 million.
As of October 3, 2021, the conversion price was approximately $31.53 per share and the if-converted
value of the notes was $1,364.6 million.
During the three and nine months ended October 3, 2021, certain debt holders elected to convert $235.2 million and $302.0 million, respectively, of debt principal. The conversions in the three and nine months ended October 3, 2021 resulted in a loss of $20.2 million and $25.4 million, respectively, recorded to other (income) expense, net in the consolidated statement of operations. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 7.2 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
Additional conversions of approximately $41.0 million of debt principal will occur in the fourth quarter of 2021. The liability component is included in current debt and the equity component is included in convertible common shares.
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
Proceeds from the Credit Facility may be used for general corporate purposes and working capital. Teradyne incurred $3.5 million in costs related to the revolving credit facility. These costs are being amortized over the three-year term of the revolving credit facility and are included in interest expense in the statement of operations. As of November 5, 2021, Teradyne has not borrowed any funds under the Credit Facility.
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
As of November 5, 2021, Teradyne was in compliance with all covenants.

I. PREPAYMENTS
Prepayments consist of the following and are included in prepayments and other assets on the balance sheet:

	October 3, 2021	December 31, 2020

	(in thousands)
Contract manufacturer and supplier prepayments	$334,660	$212,286
Prepaid maintenance and other services	13,574	13,116
Prepaid taxes	13,822	9,361
Other prepayments	12,093	15,329

Total prepayments	$374,149	$250,092

J. DEFERRED REVENUE AND CUSTOMER ADVANCES
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	October 3, 2021	December 31, 2020

	(in thousands)
Maintenance, service and training	$83,046	$77,654
Extended warranty	67,482	51,929
Customer advances, undelivered elements and other	49,874	63,438

Total deferred revenue and customer advances	$200,402	$193,021

K. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Balance at beginning of period	$25,676	$13,016	$16,633	$8,996
Accruals for warranties issued during the period	6,641	8,255	28,719	19,522
Accruals related to pre-existing warranties	(963)	158	(3,966)	1,569
Settlements made during the period	(5,233)	(6,272)	(15,265)	(14,930)

Balance at end of period	$26,121	$15,157	$26,121	$15,157

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Balance at beginning of period	$63,525	$40,178	$51,929	$30,677
Deferral of new extended warranty revenue	12,728	13,674	36,533	32,724
Recognition of extended warranty deferred revenue	(8,771)	(5,149)	(20,980)	(14,698)

Balance at end of period	$67,482	$48,703	$67,482	$48,703

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
During the nine months ended October 3, 2021 and September 27, 2020, Teradyne granted 0.3 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $113.76 and $70.76, respectively, and 0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $127.77 and $64.99, respectively.
During the nine months ended October 3, 2021 and September 27, 2020, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $113.65 and $70.94, respectively.

During the nine months ended October 3, 2021 and September 27, 2020, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $125.02 and $89.93, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	October 3, 2021	September 27, 2020

Risk-free interest rate	0.2%	1.5%
Teradyne volatility-historical	43.9%	34.9%
NYSE Composite Index volatility-historical	22.9%	11.4%
Dividend yield	0.4%	0.6%
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
During the nine months ended October 3, 2021 and September 27, 2020, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $36.60 and $20.67, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 3, 2021	September 27, 2020
Expected life (years)	5.0	5.0
Risk-free interest rate	0.4%	1.6%
Volatility-historical	37.8%	31.6%
Dividend yield	0.4%	0.6%
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

M. ACCUMULATED OTHER COMPREHENSIVE INCOME
Changes in accumulated other comprehensive income, which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total

	(in thousands)
Nine Months Ended October 3, 2021
Balance at December 31, 2020, net of tax of $0, $1,910, $(1,126), respectively	$25,389	$6,954	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(516), $0, respectively	(26,672)	(1,952)	—	(28,624)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(186), $(2), respectively	—	(670)	(5)	(675)

Net current period other comprehensive loss, net of tax of $0 , $(702), $ (2), respectively	(26,672)	(2,622)	(5)	(29,299)

Balance at October 3, 2021, net of tax of $0, $1,208, $(1,128), respectively	$(1,283)	$4,332	$1,168	$4,217

Nine Months Ended September 27, 2020
Balance at December 31, 2019, net of tax of $0, $946, $(1,124), respectively	$(23,514)	$3,480	$1,180	$(18,854)
Other comprehensive income before reclassifications, net of tax of $0, $1,410, $0, respectively	24,131	5,165	—	29,296
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(615), $ (1), respectively	—	(2,188)	(6)	(2,194)

Net current period other comprehensive income (loss), net of tax of $0, $795, $(1), respectively	24,131	2,977	(6)	27,102

Balance at September 27, 2020, net of tax of $0, $1,741, $(1,125), respectively	$617	$6,457	$1,174	$8,248

Reclassifications out of accumulated other comprehensive income to the statement of operations for the three and nine months ended October 3, 2021 and September 27, 2020 were as follows:

Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $65, $194, $186, $615, respectively	$229	$689	$670	$2,188	Other (income) expense, net
Defined benefit postretirement plan:
Amortization of prior service credit, net of tax of $0, $0, $2, $1, respectively	2	2	5	6	(a)

Total reclassifications, net of tax of $65, $194, $188, $616, respectively	$231	$691	$675	$2,194	Net income

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

The changes in the carrying amount of goodwill by reportable segments for the nine months ended October 3, 2021, were as follows:

	Industrial Automation	System Test	Wireless Test	Semiconductor Test	Total

	(in thousands)
Balance at December 31, 2020
Goodwill	$433,752	$158,699	$361,819	$262,155	$1,216,425
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	433,752	10,516	7,976	1,615	453,859
Foreign currency translation adjustment	(20,373)	—	—	(88)	(20,461)

Balance at October 3, 2021
Goodwill	413,379	158,699	361,819	262,067	1,195,964
Accumulated impairment losses	—	(148,183)	(353,843)	(260,540)	(762,566)

	$413,379	$10,516	$7,976	$1,527	$433,398

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount

Balance at October 3, 2021	(in thousands)

Developed technology	$272,547	$(220,147)	$(3,489)	$48,911
Customer relationships	57,739	(48,351)	174	9,562
Tradenames and trademarks	70,120	(46,643)	(273)	23,204

Total intangible assets	$400,406	$(315,141)	$(3,588)	$81,677

Balance, December 31, 2020
Developed technology	$272,547	$(210,479)	$(1,610)	$60,458
Customer relationships	66,239	(54,524)	305	12,020
Tradenames and trademarks	70,120	(42,344)	685	28,461

Total intangible assets	$408,906	$(307,347)	$(620)	$100,939

Aggregate intangible asset amortization expense was $5.4 million and $16.3 million, respectively, for the three and nine months ended October 3, 2021 and $6.2 million and $25.1 million, respectively, for the three and nine months ended September 27, 2020.
Estimated intangible asset amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2021 (remainder)	$5,199
2022	20,299
2023	19,815
2024	19,507
2025	11,645
Thereafter	5,212

O. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$256,718	$222,718	$790,549	$587,815

Weighted average common shares-basic	164,583	166,014	165,690	166,131
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	9,819	7,775	9,774	6,364
Incremental shares from assumed conversion of convertible notes (2)	6,464	9,156	8,784	8,029
Restricted stock units	1,035	1,237	1,147	1,104
Stock options	73	141	87	136
Employee stock purchase plan	13	15	10	13

Dilutive potential common shares	17,404	18,324	19,802	15,646

Weighted average common shares-diluted	181,987	184,338	185,492	181,777

Net income per common share-basic	$1.56	$1.34	$4.77	$3.54

Net income per common share-diluted	$1.41	$1.21	$4.26	$3.23

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.56 and $39.58, multiplied by
14.6
million shares and 14.6 million shares for the three and nine months ended October 3, 2021, respectively. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

(2)
Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.53 and $31.54, multiplied by
8.7
million shares and 11.7 million shares, for the three and nine months ended October 3, 2021, respectively. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and nine months ended October 3, 2021 excludes the effect of the potential vesting of 0.1 million and 0.1 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and nine months ended September 27, 2020 excludes the effect of the potential vesting of 0.1 million and 0.2 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
P. RESTRUCTURING AND OTHER
During the three months ended October 3, 2021, Teradyne recorded $0.6 million of severance charges primarily in Industrial Automation, $0.3 million of acquisition related compensation expenses and $0.3 million for other expenses.
During the three months ended September 27, 2020, Teradyne recorded a $27.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability, a $1.1 million gain for the decrease in acquisition related compensation liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation.
During the nine months ended October 3, 2021, Teradyne recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, $1.2 million of severance charges primarily in Industrial Automation, $0.6 million for other expenses and $0.3 million of acquisition related compensation expenses.
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
In the nine months ended October 3, 2021, and September 27, 2020, Teradyne contributed $2.5 million and $2.2 million, respectively, to the U.S. supplemental executive defined benefit pension plan and $0.8 million and $0.7 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three and nine months ended October 3, 2021 and September 27, 2020, Teradyne’s net periodic pension cost was comprised of the following components:

	For the Three Months Ended
	October 3, 2021		September 27, 2020
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$452	$240	$417	$216
Interest cost	1,098	86	1,460	123
Expected return on plan assets	(936)	(17)	(1,170)	(16)
Net actuarial loss	—	—	2,238	—
Settlement loss	—	—	450	—

Total net periodic pension cost	$614	$309	$3,395	$323

	For the Nine Months Ended
	October 3, 2021		September 27, 2020
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,357	$720	$1,283	$648
Interest cost	3,295	257	4,505	369
Expected return on plan assets	(2,809)	(50)	(3,634)	(47)
Net actuarial (gain) loss	(400)	—	2,418	—
Settlement loss	—	—	450	—

Total net periodic pension cost	$1,443	$927	$5,022	$970

The net periodic pension cost components other than service cost were recorded in other (income) expense, net in the statement of operations.
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

For the three and nine months ended October 3, 2021 and September 27, 2020, Teradyne’s net periodic postretirement benefit cost (credit) was comprised of the following components:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Service cost	$16	$14	$48	$43
Interest cost	43	60	128	180
Amortization of prior service credit	(2)	(2)	(7)	(7)
Net actuarial gain	—	—	(228)	(279)

Total net periodic postretirement benefit cost (credit)	$57	$72	$(59)	$(63)

The net periodic postretirement benefit cost (credit) components other than service cost were recorded in other (income) expense, net in the statement of operations.
R. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of October 3, 2021, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $811.9 million, of which $777.8 million is for less than one year.
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
S. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Foreign taxes	(4.4)	(6.9)	(4.4)	(5.8)
Tax credits	(1.9)	(1.6)	(1.4)	(1.6)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.5)	3.0	(1.6)	0.5
Discrete benefit related to equity compensation	(0.1)	(0.4)	(1.6)	(1.4)
Other, net	0.7	0.5	0.7	0.6

Effective tax rate	13.8%	15.6%	12.7%	13.3%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of October 3, 2021, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.

As of October 3, 2021, and December 31, 2020, Teradyne had $16.8 million and $17.9 million, respectively, of reserves for uncertain tax positions. The $1.1 million net decrease in reserves for uncertain tax positions is primarily related to U.S. state research and development credits generated in prior years, as well as U.S. federal research and development credits generated in the current year.
As of October 3, 2021, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $1.6 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to loss carryforwards, research credits and U.S. manufacturing activities deductions.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of October 3, 2021, and December 31, 2020, $1.5 million and $1.2 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended October 3, 2021 and September 27, 2020, expense of $0.3 million and $0.0 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended October 3, 2021 was $23.9 million, or $0.13 per diluted share. The tax savings due to the tax holiday for the nine months ended September 27, 2020 was $24.9 million, or $0.14 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended its Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
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
10-K
for the year ended December 31, 2020.

Segment information for th
e
 three and nine months ended October 3, 2021 and September 27, 2020 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Other	Consolidated

	(in thousands)

Three Months Ended October 3, 2021
Revenues	$688,232	$102,605	$91,014	$68,713	$(63)	$950,501
Income (loss) before income taxes (1)(2)	265,017	31,773	(4,226)	31,726	(26,535)	297,755
Total assets (3)	1,251,549	147,970	696,792	119,568	1,546,303	3,762,182

Three Months Ended September 27, 2020
Revenues	$592,141	$118,169	$68,711	$40,504	$(41)	$819,484
Income (loss) before income taxes (1)(2)	189,116	47,368	(5,302)	10,938	21,611	263,731
Total assets (3)	1,069,830	155,642	667,132	108,671	1,435,237	3,436,512

Nine Months Ended October 3, 2021 (4)
Revenues	$2,050,271	$340,261	$263,151	$164,504	$(352)	$2,817,835
Income (loss) before income taxes (1)(2)	778,687	116,788	(14,586)	63,810	(38,925)	905,774
Total assets (3)	1,251,549	147,970	696,792	119,568	1,546,303	3,762,182

Nine Months Ended September 27, 2020
Revenues	$1,735,777	$306,051	$187,792	$133,174	$(294)	$2,362,500
Income (loss) before income taxes (1)(2)	571,719	114,968	(32,041)	35,640	(12,197)	678,089
Total assets (3)	1,069,830	155,642	667,132	108,671	1,435,237	3,436,512

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
(4)
The (loss) before income taxes for the nine months ended October 3, 2021 for Industrial Automation has been decreased and Corporate and Other has been increased to correctly eliminate a
$10.1
million immaterial error in the three and six months ended July 4, 2021 related to intercompany charges. The error is not material to any historical periods.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended

	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$3,725	$1,131	$4,959	$7,956
Restructuring and other—Contract termination settlement charge	—	—	—	4,000
Industrial Automation:
Cost of revenues—inventory charge	$3,656	$—	$4,941	$505
Restructuring and other—employee severance	476	—	965	664
Restructuring and other—acquisition related expenses and compensation	—	—	825	790
Wireless:
Cost of revenues—inventory charge	$679	$1,802	$1,351	$3,957
System Test:
Cost of revenues—inventory charge	$—	$—	$524	$698
Corporate and Other:
Other (income) expense, net—loss on convertible debt conversion	$20,153	$—	$25,397	$—
Restructuring and other—other	—	—	1,846	—
Restructuring and other—AutoGuide contingent consideration adjustment	—	(27,206)	(7,227)	(4,421)
Restructuring and other—acquisition related expenses and compensation	—	(1,086)	(513)	2,629
Restructuring and other—MiR contingent consideration adjustment	—	—	—	(3,546)

U. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase a minimum of $600 million in 2021.
During the nine months ended October 3, 2021, Teradyne repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. During the nine months ended September 27, 2020, Teradyne repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2021, May 2021 and August 2021, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and nine months ended October 3, 2021 were $16.4 million and $49.7 million, respectively.
In January 2020, May 2020 and August 2020, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and nine months ended September 27, 2020 were $16.6 million and $49.9 million, respectively.
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
Impact of the
COVID-19
Pandemic on our Business
The novel coronavirus
(COVID-19)
pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccine and testing mandates, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. We are continuing to monitor the rapidly evolving situation regarding the
COVID-19
pandemic and the availability and impact of vaccinations globally. However, we are unable to accurately predict the full impact of
COVID-19,
which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges in areas where we do business, the availability of vaccinations, any further government actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

Health and Safety
In response to the
COVID-19
pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, contract manufacturers and suppliers and we have complied with all government orders around the globe. The spread of COVID- 19 has caused us to modify our business practices, including implementing vaccination, testing, masking and social distancing policies, suspending employee travel, requiring most employees to work remotely, cancelling physical participation in meetings, and extensively and frequently disinfecting our workspaces. Around the world, many of our employees are working from home. However, some of our engineering, operations, supply line and customer support teams must be on-site
at our or our customers’ facilities. We are providing those
on-site
employees with the necessary protective resources and procedures to minimize their exposure risk. We may take further actions as may be required or recommended by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
Operations
We believe the
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our third quarter of 2021 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in some instances in short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the
COVID-19
pandemic.
Supply
We have experienced interruptions to our supply chain as a result of the
COVID-19
pandemic. Our suppliers have faced and may continue to face difficulties maintaining operations in light of
COVID-19
disruptions and government-ordered restrictions. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles caused by the pandemic. There is no assurance that these efforts will be successful. The
COVID-19
pandemic may continue to disrupt our ability to obtain components required to manufacture our products, adversely affecting our operations and in some instances resulting in higher costs and delays, both for obtaining components and shipping finished goods to customers. The interruptions to our supply chain caused by the
COVID-19
pandemic impacted our financial results in the quarter, particularly for our Industrial Automation businesses, and may continue to impact our business, revenue, and profitability.
Demand
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets. Demand for our Test products was strong throughout 2020 and in the first nine months of 2021. Our Industrial Automation business, however, experienced a significant decline in demand through the first half of 2020 due to
COVID-19
related shutdowns affecting global manufacturing but demand recovered in the second half of 2020 from the low point in the second quarter and continued to recover in the first nine months of 2021. The
COVID-19
pandemic could cause further global economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is continued uncertainty related to the impact of the
COVID-19
pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the
COVID-19
pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million as further described in Note H: “Debt.” As of November 5, 2021, we have not borrowed any funds under the credit facility.
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

Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended October 3, 2021 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of November 5, 2021, the date of issuance of this Quarterly Report on Form
10-Q.
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
SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2021	2020	2021	2020

Percentage of revenues:
Revenues:
Products	87%	85%	87%	86%
Services	13	15	13	14

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	35	37	35	37
Cost of services	5	7	5	6

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40	44	40	43

Gross profit	60	56	60	57
Operating expenses:
Selling and administrative	14	14	14	14
Engineering and development	11	12	11	12
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	—	(3)	—	—

Total operating expenses	26	23	26	27

Income from operations	34	33	34	29
Non-operating (income) expense:
Interest income	—	—	—	—
Interest expense	—	1	1	1
Other (income) expense, net	2	—	1	—

Income before income taxes	31	32	32	29
Income tax provision	4	5	4	4

Net income	27%	27%	28%	25%

Results of Operations
Third Quarter 2021 Compared to Third Quarter 2020
Revenues
Revenues by our reportable segments were as follows:

	For the Three Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Semiconductor Test	$688.2	$592.1	$96.1
System Test	102.6	118.2	(15.6)
Industrial Automation	91.0	68.7	22.3
Wireless Test	68.7	40.5	28.2
Corporate and Other	(0.1)	—	(0.1)

	$950.5	$819.5	$131.0

The increase in Semiconductor Test revenues of $96.1 million, or 16.2%, was driven primarily by greater tester sales driven by testing of mobile application processors and industrial and automotive devices, partially offset by a decrease in tester sales for high performance compute processors and lower memory test sales of DRAM memory testers. The decrease in System Test revenues of $15.6 million, or 13.2%, was primarily due to lower sales in Storage Test of hard disk drive testers, partially offset by greater sales in Production Board Test, due to higher automotive electronics demand. The increase in Industrial Automation revenues of $22.3 million, or 32.5%, was driven by demand for collaborative robotic arms. The rise in Wireless Test revenues of $28.2 million, or 69.6%, was primarily due to an increase in WiFi tester sales, including our new WiFi 7 product, and higher demand in the ultra-wide band wireless test market.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	October 3,	September 27,
	2021	2020

Taiwan	27%	37%
China	19	15
United States	11	10
Korea	8	16
Europe	8	6
Malaysia	6	2
Japan	5	2
Singapore	5	2
Philippines	5	2
Thailand	3	5
Rest of World	3	3

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	October 3,	September 27,	Dollar/Point
	2021	2020	Change

	(in millions)
Gross profit	$571.0	$458.9	$112.1
Percent of total revenues	60.1%	56.0%	4.1
Gross profit as a percent of revenue increased by 4.1 points, primarily due to product mix of higher margin products in Semiconductor Test and operating leverage due to higher revenues.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Selling and administrative	$134.8	$115.8	$19.0
Percent of total revenues	14.2%	14.1%
The increase of $19.0 million in selling and administrative expenses was primarily due to higher variable compensation, and greater selling and administrative spending across all segments.
Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Engineering and development	$107.2	$94.9	$12.3
Percent of total revenues	11.3%	11.6%
The increase of $12.3 million in engineering and development expenses was primarily due to higher spending across all segments and higher variable compensation.
Restructuring and Other
During the three months ended October 3, 2021, we recorded $0.6 million of severance charges primarily in Industrial Automation, $0.3 million of acquisition related compensation expenses and $0.3 million for other expenses.
During the three months ended September 27, 2020, we recorded a $27.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability, and a $1.1 million gain for the decrease in acquisition related compensation liability, partially offset by $0.5 million recorded for employee severance charges primarily in Industrial Automation.

Interest and Other

	For the Three Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Interest income	$(0.6)	$(1.1)	$0.5
Interest expense	3.8	6.2	$(2.4)
Other (income) expense, net	21.5	0.8	$20.7
Interest income decreased by $0.5 million primarily due to lower interest rates in 2021 compared to 2020. Interest expense decreased by $2.4 million primarily due to lower convertible debt interest expenses, as a result of early conversions in 2021. Other (income) expense, rose by $20.7 million primarily due to $20.2 million losses on convertible debt conversions in 2021.
Income (Loss) Before Income Taxes

	For the Three Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Semiconductor Test	$265.0	$189.1	$75.9
System Test	31.8	47.4	(15.6)
Wireless Test	31.7	10.9	20.8
Industrial Automation	(4.2)	(5.3)	1.1
Corporate and Other (1)	(26.5)	21.6	(48.1)

	$297.8	$263.7	$34.1

(1)
Included in Corporate and Other are: contingent consideration adjustments, loss on convertible debt conversions, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations and acquisition related: (a) charges; (b) legal fees; (c) compensation.

The increase in income before income taxes in Semiconductor Test was driven by testing of mobile application processors and industrial and automotive devices, partially offset by a decrease in tester sales for high performance compute processors and lower memory test sales of DRAM memory testers. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of hard disk drive testers, partially offset by greater sales in Production Board Test, due to higher automotive electronics demand. The increase in income before income taxes in Wireless Test was primarily due to growth in WiFi tester sales, including our new WiFi 7 product, and greater demand in the ultra-wide band wireless test market. The decrease in income (loss) before income taxes in Corporate and Other was primarily due to a gain for the decrease in the fair value of the AutoGuide contingent consideration liability in 2020 and losses on convertible debt conversions in 2021.
Income Taxes
The effective tax rate for the three months ended October 3, 2021 and September 27, 2020 was 13.8% and 15.6%, respectively. The decrease in the effective tax rate from the three months ended September 27, 2020 to the three months ended October 3, 2021 was primarily attributable to an increase in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and an increase in benefit from tax credits partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and a decrease in discrete benefit related to equity compensation.

Nine Months 2021 Compared to Nine Months 2020
Revenues
Revenues by our four reportable segments were as follows:

	For the Nine Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Semiconductor Test	$2,050.3	$1,735.8	$314.5
System Test	340.3	306.1	34.2
Industrial Automation	263.2	187.8	75.4
Wireless Test	164.5	133.2	31.3
Corporate and Other	(0.4)	(0.3)	(0.1)

	$2,817.8	$2,362.5	$455.3

The increase in Semiconductor Test revenues of $314.5 million, or 18.1%, was driven primarily by incremental tester sales driven by testing of high performance compute processors, automotive and industrial devices, and higher service, partially offset by lower mobile application processor testers. The rise in System Test revenues of $34.2 million, or 11.2%, was primarily due to elevated sales in Storage Test of system level testers, and greater sales in Production Board Test due to higher automotive electronics demand. The growth in Industrial Automation revenues of $75.4 million, or 40.1%, was driven by demand for collaborative robotic arms. The increase in Wireless Test revenues of $31.3 million, or 23.5%, was primarily due to greater sales in connectivity test products.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	October 3,	September 27,
	2021	2020

Taiwan	36%	40%
China	18	15
United States	10	9
Korea	8	12
Europe	7	6
Philippines	5	2
Japan	4	5
Thailand	4	4
Malaysia	4	2
Singapore	3	2
Rest of World	1	3

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Nine Months Ended
	October 3,	September 27,	Dollar/Point
	2021	2020	Change

	(in millions)
Gross profit	$1,679.6	$1,336.0	$343.6
Percent of total revenues	59.6%	56.5%	3.1

Gross profit as a percent of revenue increased by 3.1 points, primarily due to product mix of higher margin products in Semiconductor Test and operating leverage due to higher revenues.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Nine Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Selling and administrative	$404.8	$340.5	$64.3
Percent of total revenues	14.4%	14.4%
The increase of $64.3 million in selling and administrative expenses was primarily due to higher variable compensation and higher selling spending across all segments.
Engineering and Development
Engineering and development expenses were as follows:

	For the Nine Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Engineering and development	$317.6	$274.2	$43.4
Percent of total revenues	11.3%	11.6%
The increase of $43.4 million in engineering and development expenses was primarily due to higher spending across all segments and higher variable compensation.
Restructuring and Other
During the nine months ended October 3, 2021, we recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, $1.2 million of severance charges primarily in Industrial Automation, $0.6 million for other expenses and $0.3 million of acquisition related compensation expenses.
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
Interest and Other

	For the Nine Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Interest income	$(2.1)	$(5.2)	$3.1
Interest expense	15.4	17.8	(2.4)
Other (income) expense, net	25.2	3.6	21.6
Interest income decreased by $3.1 million primarily due to lower interest rates and a lower marketable securities balance in 2021 compared to 2020. Interest expense decreased by $2.4 million primarily due to lower convertible debt interest expense due to early conversions in 2021. Other (income) expense, net increased by $21.6 million primarily due to $25.4 million losses on convertible debt conversions in 2021, partially offset by the change in unrealized gains/losses on equity securities, from losses in 2020 to gains in 2021 and the change in pension actuarial gains/losses, from losses in 2020 to gains in 2021.

Income (Loss) Before Income Taxes

	For the Nine Months Ended
	October 3,	September 27,	Dollar
	2021	2020	Change

	(in millions)
Semiconductor Test	$778.7	$571.7	$207.0
System Test	116.8	115.0	1.8
Wireless Test	63.8	35.6	28.2
Industrial Automation	(14.6)	(32.0)	17.4
Corporate and Other (1)	(38.9)	(12.2)	(26.7)

	$905.8	$678.1	$227.7

(1)
Included in Corporate and Other are contingent consideration adjustments, loss on convertible debt conversions, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, and acquisition related: (a) charges; (b) legal fees; (c) compensation.

The increase in income before income taxes in Semiconductor Test was driven primarily by an increase in tester sales driven by testing of high performance compute processors, automotive and industrial devices, and service, partially offset by lower mobile applications processor testers. The improvement in income before income taxes in System Test was primarily due to elevated sales in Storage Test of system level testers, and greater sales in Production Board Test due to higher automotive electronics demand. The increase in income before income taxes in Wireless Test was primarily due to higher sales in connectivity test products. The decrease in loss before income taxes in Industrial Automation was primarily due to higher sales and lower intangible assets amortization expense. The loss before income taxes in Corporate and Other was primarily due to losses on convertible debt conversions in 2021.
Income Taxes
The effective tax rate for the nine months ended October 3, 2021 and September 27, 2020 was 12.7% and 13.3%, respectively. The decrease in the effective tax rate from the nine months ended September 27, 2020 to the nine months ended October 3, 2021 was primarily attributable to an increase in benefits from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and an increase in discrete benefits related to equity compensation partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, and a reduction in benefits from tax credits.
Contractual Obligations
There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances decreased by $104.9 million in the nine months ended October 3, 2021 to $1,449.5 million.
Operating activities during the nine months ended October 3, 2021 provided cash of $767.1 million. Changes in operating assets and liabilities used cash of $167.7 million. This was due to a $219.9 million increase in operating assets and a $52.2 million increase in operating liabilities.
The increase in operating assets was due to a $138.6 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $103.3 million increase in accounts receivable due to greater sales, partially offset by a $21.9 million decrease in inventories.
The change in operating liabilities was due to increases of $63.5 million in other accrued liabilities, $23.8 million in accounts payable, and $8.7 million in deferred revenue and customer advance payments, partially offset by a $17.4 million decrease in income taxes, a $22.3 million decrease in accrued employee compensation, and $4.1 million of retirement plan contributions.

Investing activities during the nine months ended October 3, 2021 provided cash of $156.1 million due to $571.3 million and $209.4 million in proceeds from maturities and sales of marketable securities, partially offset by $509.5 million used for purchases of marketable securities, $103.2 million used for purchases of property, plant and equipment and $12.0 million used for an investment in MachineMetrics, Inc.(“MachineMetrics”).
Financing activities during the nine months ended October 3, 2021 used cash of $757.3 million due to $406.2 million used for the repurchase of 3.3 million shares of common stock at an average price of $123.53 per share, $302.0 million used for payments of convertible debt principal, $49.7 million used for dividend payments, and $32.0 million used for payments related to net settlements of employee stock compensation awards, partially offset by $32.6 million from the issuance of common stock under employee stock purchase and stock option plans.
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
In January 2021, May 2021 and August 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the nine months ended October 3, 2021 were $49.7 million.
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
During the nine months ended October 3, 2021, we repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. During the nine months ended September 27, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. As of November 5, 2021, we have not borrowed any funds under the credit facility.
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
On November 4, 2021, we made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash. Upon adoption of ASU
2020-06
only the amounts settled in excess of the principal will be considered in diluted earnings per share under the if-converted
method.

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
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of October 3, 2021, $158.0 million of principal remained outstanding and the Notes had a fair value of $546.5 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the third quarter of 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value

10% Increase	$601,331	$54,867	10.0%
No Change	546,464	—	—
10% Decrease	491,600	(54,864)	(10.0)

Item 4:	Controls and Procedures
As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule
13a-15(b)
or Rule
15d-15(b)
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
and
15d-15(f)
under the Exchange Act) during the three months ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The global pandemic of the novel strain of the coronavirus
(COVID-19)
has resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccination and testing mandates, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. Most recently, on September 9, 2021, President Biden issued Executive Order 14042 requiring covered employees of certain Federal contractors and subcontractors to be “fully vaccinated,” unless legally entitled to an accommodation due to a disability or religious belief, practice, or observance. Additionally, on September 9, 2021, President Biden announced that he has directed the Occupational Safety and Health Administration (OSHA) to develop a rule mandating vaccination or weekly testing for employers with 100+ employees. As Teradyne implements measures to comply with these new regulations, the Company may experience increased compliance costs, increased risk of non-compliance
and increased risk of employee attrition. The
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including increasing costs company-wide, but we cannot accurately estimate the full extent of the impact for our 2021 financial results or to our future financial results.
The
COVID-19
pandemic has significantly increased economic and demand uncertainty in our markets. The uncertainty resulted in a significant decrease in demand for certain of our products and could continue to impact demand for an uncertain period of time. The spread of
COVID-19
has caused us to modify our business practices, including implementing vaccination, testing, masking and social distancing policies, suspending employee travel, requiring most employees to work remotely, canceling physical participation in meetings, events and conferences, and extensively and frequently disinfecting our workspaces, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
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
In January 2020, Teradyne’s Board of Directors authorized a new stock repurchase program for up to $1.0 billion of common stock. Effective April 1, 2020, Teradyne suspended its share repurchase program. In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended October 3, 2021, we repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. During the nine months ended September 27, 2020, we repurchased 1.5 million shares of common stock for $88.5 million at an average price of $58.33 per share.
The following table includes information with respect to repurchases we made of our common stock during the three months ended October 3, 2021 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 5, 2021 - August 1, 2021	501		$125.31		500	$1,740,717
August 2, 2021 – August 29, 2021	545		121.08		545	1,674,719
August 30, 2021 – October 3, 2021	679		119.22		679	1,593,820

	1,725	(1)	$121.58	(1)	1,724

(1)	Includes approximately two thousand shares at an average price of $125.40 withheld from employees for the payment of taxes.
We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures
Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

4.1	First Supplemental Indenture dated as of November 4, 2021 between Teradyne Inc. and Wilmington Trust, National Association, as trustee (filed herewith)

10.1	Deferral Plan for Non-Employee Directors, as amended (filed herewith)*

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

*	Management Contract or Compensatory Plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/ S / S ANJAY M EHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)
November 5, 2021