Form 10-K
period 2021-12-31
TERADYNE, INC
filed 2022-02-23
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐     Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b))

by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2021, was approximately $16.9 billion based upon the closing price of the registrant’s Common Stock on the Nasdaq Stock Market on that date.
The number of shares outstanding of the registrant’s only class of Common Stock as of February 16, 2022, was 162,417,046 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form
10-K.

TERADYNE, INC.

TERADYNE, INC.
FORM
10-K
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K
contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. When used herein, the words “will,” “would,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “project,” “intend,” “may,” “see,” “target” and other words and terms of similar meaning are intended to identify forward-looking statements although not all forward-looking statements contain these identifying words. Forward-looking statements involve risks and uncertainties, including, but not limited to, those discussed in the section entitled “Risk Factors” of this annual report on Form
10-K
and elsewhere, and in other reports we file with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof and are subject to risks and uncertainties that could cause actual results to differ materially from those stated or implied. Teradyne assumes no obligation to update these forward-looking statements for any reason, except as may be required by law.
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
In 2021, revenue in our test businesses exceeded our plan as a result of increased Semiconductor Test demand and broad-based growth in our Wireless Test and Storage Test businesses. In 2022, we expect lower demand in our Semiconductor Test business due to a slower technology transition in one of our largest end-markets.
We expect this demand to accelerate in 2023 as a result of the expected ramp in volume production of semiconductor devices using 3 nanometer manufacturing technology.

Our Industrial Automation segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation and AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs. The market for our Industrial Automation segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world.
In 2021, our Industrial Automation segment returned to growth following the global industrial downturn as well as the impact of the
COVID-19
pandemic in 2020. We expect our UR and MiR businesses to continue to grow in 2022, while our AutoGuide business will focus on continuing to invest to scale and integrate high payload AMR solutions.
Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Industrial Automation businesses. We plan to execute on our strategy while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for opportunistic acquisitions.
Investor Information
We are a Massachusetts corporation incorporated on September 23, 1960. We are subject to the informational requirements of the Securities Exchange Act of 1934 (“Exchange Act”). We file periodic reports, proxy statements and other information with the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file documents electronically.
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
Products
Semiconductor Test
We design, manufacture, sell and support Semiconductor Test products and services on a worldwide basis. The test systems we provide are used both for wafer level and device package testing. These chips are used in automotive, industrial, communications, consumer, smartphones, cloud, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost
devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, Artificial Intelligence/Machine Learning (“AI/ML”) training, high performance computing and microprocessors as well as memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

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
Our J750
™
test system shares the
IG-XL
software environment with the family of FLEX Test Platform systems. The J750 is designed to address the highest volume semiconductor devices, such as microcontrollers, that are central to the functionality of almost every consumer electronics product, from small appliances to automobiles. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor
™
test system. The IP750 is focused on testing image sensor devices used in smartphones, automobiles and other imaging products. We have continued to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to new devices that include high end microcontrollers and the latest generation of cameras.
Our Magnum platform addresses the requirements of mass production test of memory devices for flash and DRAM memory. Flash and DRAM memory are widely used core building blocks in modern electronic products finding wide application in consumer, industrial, and computing equipment. Magnum 7, the newest member of the family introduced at the end of 2021, is a next generation memory test solution designed for parallel memory test in the flash, DRAM and multi-chip package markets. In 2019, we introduced a high-speed DRAM test version of our Magnum platform called Magnum EPIC giving us full product coverage of the memory test market.
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
System Test
Our System Test segment is comprised of three business units: Storage Test, Defense/Aerospace, and Production Board Test.
Storage Test
The Storage Test business unit addresses the high throughput, automated manufacturing test requirements of hard disk drive (“HDD”) and semiconductor manufacturers. Our HDD products address the client and enterprise storage markets. The client market is driven by the needs of desktop, laptop, and external HDD storage products. The enterprise market is driven by the needs of data centers and cloud storage. Our system level test product for the semiconductor production market is used to test devices following wafer and package test. The business unit’s products lead in addressing customer requirements related to factory density, throughput and thermal performance.
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
Wireless standards can be thought of in three categories: connectivity, cellular and location. Connectivity covers many standards such as
Wi-Fi
and Bluetooth. LitePoint’s IQxel products cover emerging
Wi-Fi
standards such as WiFi 6E and WiFi 7 which makes use of the newly allocated
6-7GHz
spectrum. Connectivity also includes a variety of other standards such as Bluetooth Classic, Bluetooth 5.0 and Bluetooth low energy, Zigbee,
Z-Wave,
NFC, LoRa and others.
The IQxel product family’s high performance wireless and multi-device testing economics are aligned with the needs of networking equipment, Internet gateways, IoT products and embedded modules used in smartphones, tablets, and PCs. In 2021, LitePoint introduced the
IQxel-MX
testing solution for the testing of
Wi-Fi
devices. Another connectivity product, the IQnfc, addresses the use of NFC technology for payments with mobile devices.
Cellular standards include 2G, 3G, 4G and the new 5G mobile phone technologies. LitePoint’s IQxstream is a multi-device production test optimized solution for high speed testing of GSM, EDGE, CDMA2000,
TD-SCDMA,
WCDMA, HSPA+, LTE and 5G technologies. It is used for calibration and verification of smartphones, tablets, small cell radio units and embedded cellular modules. The IQcell, is a multi-device cellular signaling test solution which enables user experience testing of LTE and 5G cellular devices over-the-air.
The IQgig family provides test solutions at the intermediate and millimeter wave frequencies for 5G, proximity radar and 802.11ad.
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
easy-to-deploy
and
simple-to-program
robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Collaborative robots are designed to mimic the motion of a human arm and can be fitted with task specific grippers or end effectors to support a wide range of applications. Universal Robots offers a variety of collaborative robot models, including the UR3, UR5, UR10 and UR16, each with different weight carrying capacity and arm reach. All models are easily integrated into existing production environments. Universal Robots’ products are differentiated by their:

•	easy programming using a graphical interface which allows users to program the collaborative robot in a few hours;

•	flexibility and ease of use in allowing customers to change the task the collaborative robot is performing as their production demands dictate;

•	safe operations as collaborative robots can assist workers in side-by-side production environments requiring no special safety enclosures or shielding to protect workers; and

•	short payback period, on average less than 12 months.
In 2018, Universal Robots introduced its
e-Series
collaborative robots which include technology advances that enable faster development of applications, greater precision and improved safety. Universal Robots offers four
e-Series
collaborative robot models UR3e, UR5e, UR10e and UR16e. In 2021, Universal Robots introduced the upgraded version of its UR10e with 25% more payload to address market demand.
Cumulatively, Universal Robots has sold over 60,000 collaborative robots in diverse production environments and applications.
Mobile Industrial Robots
MiR is a leading supplier of AMRs, which are
low-cost,
easy-to-deploy
and
simple-to-program
mobile robots that increase manufacturing and warehouse efficiency and decrease costs. Collaborative autonomous mobile robots are designed to move material from point to point via autonomous navigation rather than the need for traditional mobile robot guidance infrastructure such as painted or magnetic strips and are designed to navigate safely around obstacles and people. MiR offers seven collaborative autonomous mobile robot models, MiR100, MiR200, MiR250, MiR500, MiR600, MiR1000 and MiR1350, each with different payload carrying capacity. MiR 600 and MiR1350 were launched in the fall 2021. All models are easily integrated into existing production environments. MiR’s products are differentiated by their:

•	easy programming using a graphical interface which allows users to program the collaborative robot in a few hours;

•	ease of use, speed of deployment and flexibility in allowing customers to change the task as their demands dictate;

•	reliable autonomous navigation over large manufacturing and warehouse areas; and

•	short payback period, on average 12–18 months.
Cumulatively, MiR has sold over 6,000 collaborative autonomous mobile robots in diverse production and warehouse environments and applications.
AutoGuide
AutoGuide is a maker of high payload AMRs, an emerging and fast-growing segment of the global forklift market. AutoGuide’s AMRs are used for material transport of payloads up to 4,500 kg in manufacturing, warehouse and logistics applications. These products complement MiR’s lower payload products.
Sales and Distribution
In 2021 and 2020, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of our Semiconductor Test segment, accounted for 12% and 15%, respectively, of our consolidated revenues. In 2019, no single direct customer accounted for more than 10% of our consolidated revenues. In each of the years, 2021, 2020 and 2019, our five largest direct customers in aggregate accounted for 33%, 36% and 27% of our consolidated revenues, respectively.
OSAT customers, such as Taiwan Semiconductor Manufacturing Company Ltd., often purchase our test systems based upon recommendations from OEMs, IDMs and Fabless companies. In all cases when an OSAT customer purchases a test system from us, we consider the OSAT as the customer since credit risk, title and risk of loss, among other things, are between Teradyne and the OSAT. We estimate consolidated revenues driven by one OEM customer, combining direct sales to that customer with sales to the customer’s OSATs (which include

Taiwan Semiconductor Manufacturing Company Ltd.), accounted for approximately 19%, 25% and 10% of our consolidated revenues in 2021, 2020 and 2019, respectively. The loss of, or significant decrease in demand from this OEM customer or any of our five largest direct customers, could have a material adverse effect on our business, results of operations and financial condition. We estimate consolidated revenues driven by Huawei Technologies Co. Ltd. (“Huawei”), combining direct sales to Huawei with sales to Huawei’s OSATs, accounted for approximately 0%, 3% and 11% of our consolidated revenues in 2021, 2020 and 2019, respectively.
We have sales and service offices located throughout North America, Central America, Asia and Europe. We sell in these areas predominantly through a direct sales force, except for Industrial Automation products, which are sold principally through distributors. Our manufacturing activities for our test businesses are primarily conducted through subcontractors and outsourced contract manufacturers with significant operations in China and Malaysia. The manufacturing activities for our Industrial Automation businesses are done primarily in our production facilities in Denmark and the U.S.
Sales to customers outside the United States were 89%, 90%, and 85%, respectively, of our consolidated revenues in 2021, 2020 and 2019. Sales are attributed to geographic areas based on the location of the customer site.
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
Competitors in the System Test segment include, among others, Keysight Technologies, Inc., Advantest Corporation, Test Research, Inc. and SPEA S.p.A.
Competitors in our Wireless Test segment include, among others, Rohde & Schwarz GmbH & Co. KG, Anritsu Company, Keysight Technologies, Inc., National Instruments Corporation, Welzek and iTest.
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
Backlog
At December 31, 2021 and 2020, our backlog of unfilled orders in our four reportable segments was as follows:

	2021	2020
	(in millions)
Semiconductor Test	$824.1	$567.4
System Test	375.4	290.6
Wireless Test	56.8	41.6
Industrial Automation	49.7	30.0

	$1,306.0	$929.6

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
Raw Materials
Our products contain electronic and mechanical components that are provided by a wide range of suppliers. Some of these components are standard products, while others are manufactured to our specifications. We have experienced delays in obtaining timely delivery of certain components. These delays have impacted and may continue to impact the manufacturing of certain products and the timing of delivery of those products to our customers. While the majority of our components are available from multiple suppliers, certain items are obtained from sole sources. We may experience a temporary adverse impact if any of our sole source suppliers delay or cease to deliver products.
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
Human Capital Resources
We believe that our future success depends upon our continued ability to attract, develop, and retain a high-performance workforce, comprised of people with shared values. As of December 31, 2021, we employed approximately 5,900 employees, of whom approximately 2,000 were employed in the United States and approximately 3,900 were employed outside of the United States. Our largest non-US
employee populations are in the Philippines (16%), China (11%), Denmark (11%), Costa Rica (6%), and Taiwan (6%). We also leverage contractors to provide flexibility for our business and manufacturing needs. As of December 31, 2021, we worked with approximately 400 contractors globally. Since the inception of our business, we have experienced no work stoppages or other labor disturbances.
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

Diversity and Inclusion
We believe in fostering a diverse workforce and equitable and inclusive culture in order to build a stronger and more resilient company for our customers, our employees and our communities. To support this effort, we have a Diversity and Inclusion Charter which was developed by our Diversity, Equity and Inclusion (“DEI”) executive sub-committee
and designed to ensure that we build diversity across our workforce. In addition, in 2021, we have hired our first DEI program manager. We have established programs for recruiting and hiring candidates from various backgrounds and experiences. We have implemented policies regarding gender pay equity and have conducted audits in the United States which have not identified any pay equity issues in the employee populations tested. We conduct mandatory
DEI-related
training program for our employees and offer a wide variety of optional
DEI-related
training courses as well. In 2021, managers participated in McKinsey Academy’s “Unlocking the Potential of Women” course. We are an equal opportunity and affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.
We have a tradition of amplifying the charitable actions of our employees and responding to the needs of the communities where we work. To support positive change in society, we have donated to organizations fighting for social justice and racial equality. We also sponsor the Massachusetts Conference for Women and the California Conference for Women offering opportunities for business networking, professional development and personal growth.
Additionally, advancing education for future generations is a primary initiative at Teradyne. We support Science, Technology, Engineering and Mathematics (STEM) programs at the middle, high school and collegiate level ranging from middle and high school robotics competitions to college scholarships, to underwriting university programs to increase the diversity of STEM graduates. We also donate test equipment and robots to colleges, universities, and vocational programs.
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
Throughout the
COVID-19
pandemic, we have focused on ensuring the health and safety of our employees. At the onset of the pandemic, we made the decision to close our offices and implement work from home policies for most employees. During this time, we have also provided resources to enable employees to effectively manage remote work, such as web conferencing and project collaboration solutions and furniture and equipment for at-home
offices. To protect those employees where offices have opened or whose work requires them to be on-site,
we’ve implemented cleaning processes, access to personal protection equipment and other protocols to ensure their safety. We have encouraged our workforce to become fully vaccinated. We have implemented a vaccine-or-test
policy for U.S. employees who work on site and recommend a similar policy for our
non-U.S.
sites, subject to local regulations and the availability of vaccines and test kits. We have also supported our global workforce by sending regular all-employee
communications, providing development opportunities for managers and employees to support effectively working virtually, establishing emergency response teams to empower local decision-making, conducting surveys to check in with employees, sharing regular video updates from our leadership team, and establishing a well-defined return to work process.

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
We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services, and technologies, and in other circumstances we are required to obtain an export license before exporting the controlled item. For example, we must comply with current U.S. Department of Commerce export control regulations restricting transactions with certain customers in China. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. Compliance with these laws has limited our sales and likely will continue to limit sales to certain customers in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.

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

Executive Officer	Age	Position	Business Experience for The Past 5 Years
Mark E. Jagiela	61	Chief Executive Officer and President	Chief Executive Officer since February 2014; President of Teradyne since January 2013; President of Semiconductor Test from 2003 to February 2016; Vice President of Teradyne from 2001 to 2013.

Sanjay Mehta	53	Vice President, Chief Financial Officer and Treasurer	Vice President, Chief Financial Officer and Treasurer of Teradyne since April 2019; Senior Vice President and General Manager of Compute and XR Products at Qualcomm Technologies, Inc. (“Qualcomm”) from June 2018 to March 2019; President of Qualcomm’s semiconductor segment (“QCT”) China from March 2016 to June 2018; Senior Vice President Business Operations of QCT at Qualcomm from November 2015 to March 2016; Chief Financial Officer and Senior Vice President, Sales Operations, of QCT at Qualcomm from October 2010 to November 2015.

Charles J. Gray	60	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009.

Bradford B. Robbins	63	President of Wireless Test	President of Wireless Test since August 2014; Chief Operating Officer of LitePoint Corporation from 2012 to 2014; Vice President of Teradyne since 2001.

Gregory S. Smith	58	President of Industrial Automation	President of Industrial Automation since October 2020; President of Semiconductor Test from February 2016 to September 2020; Vice President, SOC Business Group and Marketing Manager for Semiconductor Test Group from January 2014 to February 2016; Business Unit Manager, Complex SOC Business Unit from 2009 to January 2014.

Richard J Burns	59	President of Semiconductor Test	President of Semiconductor Test since October 2020; Vice President, Semiconductor Test Engineering from February 2016 to September 2020.

Walter G. Vahey	57	Executive Vice President, Business Development	Executive Vice President, Business Development since December 2017; President of System Test from July 2012 to December 2017; Vice President of Teradyne since 2008; General Manager of Storage Test from 2008 to December 2017; General Manager of Production Board Test from April 2013 to December 2017.

Item 1A:	Risk Factors
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
The global pandemic of the novel strain of the coronavirus
(COVID-19)
has resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccination and testing mandates, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. In the U.S., we have implemented a vaccine-or-test
policy which will require costs to implement testing protocols and increases the risk of employee attrition. The
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including increasing costs company-wide, but we cannot accurately estimate the full extent of the impact to our 2021and 2020 financial results or to our future financial results.
The
COVID-19
pandemic has significantly increased economic and demand uncertainty in our markets. The uncertainty resulted in a decrease in orders for our Industrial Automation products in 2020 and could continue to impact the business for an uncertain period of time. The spread of
COVID-19
has caused us to modify our business practices, including implementing vaccination, testing, masking and social distancing policies, suspending employee travel, requiring most employees to work remotely, canceling physical participation in meetings, events and conferences, and extensively and frequently disinfecting our workspaces, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
We are continuing to monitor the rapidly evolving situation regarding the
COVID-19
pandemic. However, we are unable to accurately predict the full impact of
COVID-19,
which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges of the virus or new strains or variants of the virus, the broad availability of effective vaccines, further government actions to contain the virus, and how quickly and to what extent normal economic and operating conditions can resume.
Risks Associated with Teradyne’s Markets
Our business is impacted by global and industry-specific economic cycles, which are difficult to predict, and actions we have taken or may take to offset these cycles may not be sufficient.
Capital equipment providers in the electronics, semiconductor industries and industrial automation, such as Teradyne, have, in the past, been negatively impacted by both sudden slowdowns in the global economies and recurring cyclicality within those industries. These cycles have resulted in periods of over-supply; a trend we believe will continue to occur. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers of semiconductors electronics and other industrial products, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for doubtful accounts and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world, and we cannot ensure that the level of revenues or new orders for a fiscal quarter will be sustained in subsequent quarters. We have taken actions to address the effects of general economic variability and recurring industry cyclicality, including implementing cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset global or market-specific disruptions that might affect our businesses and we may need to take additional or different measures in the future.
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
The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years, 2021, 2020 and 2019, our five largest direct customers in aggregate accounted for 33%, 36% and 27% of consolidated revenues, respectively.
We estimate consolidated revenues driven by one OEM customer, combining direct sales to that customer with sales to the customer’s OSATs (which include Taiwan Semiconductor Manufacturing Company Ltd.), accounted for approximately 19%, 25% and 10% of our consolidated revenues in 2021, 2020 and 2019, respectively. We estimate consolidated revenues driven by Huawei, combining direct sales to Huawei with sales to Huawei’s OSATs accounted for approximately 0%, 3% and 11% of our consolidated revenues in 2021, 2020 and 2019, respectively. In any one reporting period, a single customer or several customers may contribute even a larger percentage of our consolidated revenues. In addition, our ability to increase sales will depend, in part, on our ability to obtain orders from current or new significant customers. The opportunities to obtain orders from these customers may be limited, which may impair our ability to grow revenues. We expect that sales of our products will continue to be concentrated with a limited number of significant customers for the foreseeable future. The loss of a significant customer or any reduction in orders by these customers, including reductions due to market or competitive conditions, would likely have a material adverse effect on our business, financial conditions or results of operations.
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
A significant portion of our total revenues is derived from customers outside the United States. Our international sales and operations are subject to significant risks and difficulties, including:

•	unexpected changes in legal and regulatory requirements affecting international markets;

•	cost increases due to inflation

•	changes in tariffs and exchange rates;

•	social, political and economic instability, acts of terrorism and international conflicts;

•	disruption caused by health pandemics, such as the coronavirus;

•	difficulties in protecting intellectual property;

•	difficulties in accounts receivable collection;

•	cultural differences in the conduct of business;

•	difficulties in staffing and managing international operations;

•	compliance with anti-corruption laws;

•	compliance with data privacy regulations;

•	compliance with customs and trade regulations; and

•	compliance with international tax laws and regulations.
In addition, an increasing portion of our products and the products we purchase from our suppliers are sourced or manufactured in foreign locations, including China, Malaysia and Denmark, and a large portion of the devices our products test are fabricated and tested by foundries and subcontractors in Taiwan, China, Korea and other parts of Asia. As a result, we are subject to a number of economic and other risks, particularly during times of political, health or financial instability in these regions. Disruption of manufacturing or supply sources in these international locations could materially adversely impact our ability to fill customer orders and potentially result in lost business.
Risks Related to Teradyne’s Finances
We may not fully realize the benefits of our acquisitions or strategic alliances.
In June 2015, we acquired Universal Robots, in 2018, we acquired Energid and MiR and, in 2019, we acquired Lemsys and AutoGuide. We may not be able to realize the benefits of acquiring or successfully growing these businesses. We may continue to acquire additional businesses, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing businesses. We may not be able to realize the expected synergies and cost savings from the integration with our existing operations of other businesses or technologies that we may acquire. In addition, the integration process for our acquisitions may be complex, costly and time consuming and include unanticipated issues, expenses, and liabilities. We may have difficulty in developing, manufacturing, and marketing the products of a newly acquired company in a manner that enhances the performance of our combined businesses or product lines and allows us to realize value from expected synergies. Following an acquisition, we may not achieve the revenue or net income levels that justify the acquisition. Acquisitions may also result in one-time
charges (such as acquisition-related expenses, write-offs or restructuring charges) or in the future, impairment of goodwill or acquired intangible assets, or adjustments to contingent consideration liabilities that adversely affect our operating results. Additionally, we may fund acquisitions of new businesses, strategic alliances, or joint ventures by utilizing our cash, incurring debt, issuing shares of our common stock, or by other means.
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
As a multinational corporation, we are subject to income taxes as well as non-income-based
taxes, in both the United States and various foreign jurisdictions. In certain foreign jurisdictions, we qualify for tax incentives and tax holidays based on our ability to meet, on a continuing basis, various tests relating to our employment levels, research and development expenditures and other qualification requirements in a particular foreign jurisdiction. While we intend to operate in such a manner to maintain and maximize our tax incentives and tax holidays, no assurance can be given that we have so qualified or that we will so qualify for any particular year or jurisdiction. If we fail to qualify or fail to remain qualified for certain foreign tax incentives and tax holidays, we may be subject to further taxation or an increase in our effective tax rate which would adversely impact our financial results. In December 2015, we entered into an agreement with the Singapore Economic Development Board which extended, until December 31, 2020, our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2015. In November 2020, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2021, 2020 and 2019 were $33.3 million or $0.18 per diluted share, $29.9 million or $0.16 per diluted share and $15.1 million or $0.08 per diluted share, respectively. These tax savings may not be achievable in subsequent years due to changes in Singapore’s tax laws or the expiration of the tax holiday.
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
In January 2014, our Board of Directors initiated a quarterly cash dividend. Since 2014, the Board of Directors has increased our quarterly cash dividend from $0.06 per share to $0.11 per share. Holders of our common stock are only entitled to receive dividends when and if they are declared by our Board of Directors.
In January 2015, our Board of Directors approved a share repurchase program. From January 2015 to April 2020, we repurchased $2.1 billion of common stock. Due to the uncertainty regarding the duration, severity and business impact of the
COVID-19
pandemic, we suspended the stock repurchase program as of April 1, 2020. In January 2021, our Board of Directors approved a new $2.0 billion share repurchase program. In 2021, we repurchased $600.0 million of common stock. Under the share repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program.
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
On December 12, 2016, we completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost, after being partially offset by proceeds from the sale of the warrants, of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of our common stock. Holders of the Notes may require us to repurchase the Notes upon the occurrence of certain fundamental changes involving us or the holders may elect to convert into shares of our common stock. As of February 23, 2022, eighty three holders had converted $362.6 million worth of notes.
On May 1, 2020, we entered into a three-year, senior secured revolving credit facility of up to $400.0 million. On December 10, 2021, the credit agreement was amended to extend maturity date of the credit facility to December 10, 2026. The amended credit agreement provides that, subject to customary conditions, we may seek to obtain from existing or new lenders the available incremental amount under the credit facility, not to exceed the greater of $200.0 million or 15% of consolidated EBIDTA. We could borrow funds under this credit facility at any time for general corporate purposes and working capital. As of February 23, 2022, we have not borrowed any funds under this credit facility.
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
Concurrent with the offering of the Notes, we entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.52. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 4.4 million shares of our common stock. On November 4, 2021, we made an irrevocable election under the indenture to require the principal portion of the remaining Notes to be settled in cash.
Separately and concurrent with the pricing of the Notes, we entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which we sold net-share-settled
(or, at our election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of our common stock. The strike price of the warrants is $39.55 per share. The Warrant Transactions could have a dilutive effect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
Our operating results are affected by a wide variety of factors that could materially adversely affect revenues or profitability. The following factors could impact future operations:

•	a worldwide economic slowdown or disruption in the global financial or industrial markets;

•	cost increases from inflation on materials, employee wages, third party labor, and contract manufacturing;

•	competitive pressures on selling prices;

•	our ability to introduce, and the market acceptance of, new products;

•	changes in product revenues mix resulting from changes in customer demand;

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
If any of our suppliers were to cancel contracts or commitments or fail to meet the quality or delivery requirements needed to satisfy customer orders for our products, we could lose time-sensitive customer orders, have significantly decreased revenues and earnings and be subject to contractual penalties, which would have a material adverse effect on our business, results of operations and financial condition. In addition, we rely on contract manufacturers for certain of our products, and our ability to meet customer orders for those products depends upon the timeliness and quality of the work performed by these subcontractors, over whom we do not exercise any control.
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
We depend on Flex Ltd. (“Flex”) to manufacture and test our FLEX and J750 family of products from its facilities in China and, starting in 2022, also Malaysia; Plexus Corp. (“Plexus”) to manufacture and test our Magnum products from its facilities in Malaysia and, starting in 2022, also Thailand and ETS family of products from its facility in Malaysia; SAM Meerkat to manufacture and test our storage test family of products from its facilities in Malaysia and Thailand and on other contract manufacturers to manufacture other products. If for any reason these contract manufacturers cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer. The Flex facility located in China may be impacted by the ongoing trade dispute between the United States and China, by regulations implemented by the United States or China, or disruption caused by health pandemics, such as the coronavirus.
If we experience a problem with our supply of products from Flex, Plexus, SAM Meerkat, or our other contract manufacturers, it may take us significant time to either manufacture the product or find an alternate contract manufacturer, which could result in substantial expense and disruption to our business.
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
Competition for employees with skills we require is intense in the high technology industry. We expect intense competition for employees to continue in 2022. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.
Our operations, and the operations of our customers and suppliers, are subject to risks of natural catastrophic events, severe weather, widespread health epidemics, acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, any one of which could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could negatively affect our business and results of operations.
Our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Our operations, and those of our customers and suppliers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fires, earthquakes, hurricanes, typhoons, volcanic eruptions, energy shortages, telecommunication failures, tsunamis, flooding or other natural disasters. Such disruption could materially increase our costs and expenses as well as cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. Any of these conditions could have a material adverse effect on our business, financial condition or results of operations.
Global climate change can result in natural disasters occurring more frequently, with greater intensity and with less predictability. For example, in December 2021, our operations in Cebu, Philippines experienced a devastating typhoon. Our employees in Cebu succeeded in restoring most of our operations within days despite the severity of the damage in the region. We have offered support services to many of our employees impacted by the typhoon and have incurred additional costs to maintain our operations following the disaster. The long-term effects of climate change on the global economy and the semiconductor industry in particular are unclear but could be severe.
The global supply shortage of electrical components may impact our ability to meet customer demand.
There is currently a global supply shortage of electrical components, including semiconductor chips. As a result, we have experienced increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. At this time, these supply chain challenges have not had a material impact on our business, results of operations or financial condition. However, if we are unable to secure manufacturing capacities from our current suppliers and contract manufacturers, our ability to deliver our products to our customers may be negatively impacted. Also, our suppliers and contract manufacturers may increase their prices, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers, which could have a negative impact on our results of operations and financial condition.
Risks Related to Intellectual Property (“IP”) and Cybersecurity
Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.
We have been sued for patent infringement and receive notifications from time to time that we may be in violation of patents held by others. An assertion of patent infringement against us, if successful, could have a material adverse effect on our ability to sell our products or it could force us to seek a license to the intellectual property rights of others or alter such products so that they no longer infringe the intellectual property rights of others. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing the rights of others may be costly or impractical. Additionally, patent litigation could require a significant use of management resources and involve a lengthy and expensive defense, even if we eventually prevail. If we do not prevail, we might be forced to pay significant damages, obtain licenses, modify our products, or stop making our products; each of which could have a material adverse effect on our financial condition, operating results or cash flows.
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
We are subject to U.S. laws and regulations that limit and restrict the export of some of our products and services and may restrict our transactions with certain customers, business partners and other persons. In certain circumstances, export control and economic sanctions regulations prohibit the export of certain products, services and technologies, and in other circumstances are required to obtain an export license before exporting the controlled item. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. Compliance with these laws has not significantly limited our sales but could significantly limit them in the future. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to drop, which could have a material adverse effect on our business, financial condition or results of operations.
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
and
in-country
transfers of all U.S. regulated products, software and technology to the designated Huawei entities. On August 17, 2020, the U.S. Department of Commerce published final regulations expanding the scope of the U.S. EAR to include additional products that would become subject to export restrictions relating to Huawei entities including HiSilicon. These new regulations restrict the sale to Huawei and the designated Huawei entities of certain
non-U.S.
made items, such as semiconductor devices, manufactured for or sold to Huawei entities including HiSilicon under specific, detailed conditions set forth in the new regulations. These new regulations have impacted our sales to Huawei, HiSilicon and their suppliers. We are taking appropriate actions, including filing license applications and obtaining licenses from the U.S. Department of Commerce. However, we do not expect these actions will mitigate the impact of the regulations on our sales to Huawei, HiSilicon and other suppliers. As a result, the regulations will continue to have an adverse impact on our business and financial results. It is uncertain the extent these new regulations and any additional regulations that may be implemented by the U.S. Department of Commerce or other government agency may have on our business with other customers or potential customers. Also, our controls related to Entity List compliance could be circumvented, exposing us to legal liabilities.
On April 28, 2020, the U.S. Department of Commerce published new export control regulations for certain U.S. products and technology sold to military end users or for military end-use
in China, Russia and Venezuela. The definition of military end user is broad. The regulations went into effect on June 29, 2020. In December 2020, the U.S. Department of Commerce issued a list of companies in China and other countries that it considered to be military end users. We expect that compliance with the new export controls will impact our ability to sell products to certain customers in China. In addition, the new export controls could disrupt our supply chain, increase our compliance costs and impact the demand for our products in China and, thus, have a material adverse impact on our business, financial condition or results of operations. While we maintain an export compliance program, our compliance controls could be circumvented, exposing us to legal liabilities. We will continue to assess the impact of the new export controls on our business and operations and take appropriate actions, including filing for licenses with the U.S. Department of Commerce, to minimize any disruption. However, we cannot be certain that the actions we take will mitigate all the risks associated with the new export controls that may impact our business.
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
We invest significant resources in the design, manufacturing and testing of our products. However, from time to time, we discover design or manufacturing defects in our products after they have been shipped and, as a result, we have incurred development and remediation costs and settled warranty and product liability claims. In addition, when our products contain defects or have reliability, quality or safety issues, we have conducted a product recall which resulted in significant repair or replacement costs and substantial delays in product shipments and may damage our reputation which could make it more difficult to sell our products. We could continue to have warranty and product liability claims or product recalls in the future. Any of these results could have a material adverse effect on our business, results of operations or financial condition.
We may incur significant costs of complying with present and future environmental regulations and may incur significant liabilities if we fail to comply with such environmental regulations.
We are subject to both domestic and international environmental regulations and statutory strict liability relating to the use, storage, discharge, site cleanup and disposal of hazardous chemicals used in our manufacturing processes. In addition, future regulations in response to global climate change may affect us, our suppliers, and our customers. Such regulations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. Future climate change regulations could result in decreased demand for our products. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or cost, including penalties or the suspension of production. Present and future regulations may also:

•	restrict our ability to expand facilities;

•	restrict our ability to ship certain products;

•	require us to modify our operations logistics;

•	require us to acquire costly equipment; or

•	require us to incur other significant costs and expenses.
Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2021, we have not incurred material costs as a result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.
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
We conduct manufacturing, engineering, sales and marketing, service, corporate administration and other operations in various leased and owned facilities throughout the world. We own approximately 720,000 square feet of office space and lease over 1,500,000 square feet of office space. Our corporate headquarters is in North Reading, Massachusetts, in buildings that we own consisting of approximately 422,000 square feet. We believe our existing facilities and planned expansions noted below are adequate to meet our current and reasonably foreseeable requirements. We regularly evaluate our expected facility needs and periodically make adjustments based on these evaluations. In 2019, we purchased land in Denmark and plan to build a new building over the next two years for our Industrial Automation operations.

Item 3:	Legal Proceedings
We are subject to legal proceedings, claims and investigations that arise in the ordinary course of business such as, but not limited to, patent, employment, commercial and environmental matters. We believe that we have meritorious defenses against all pending claims and intend to vigorously contest them. While it is not possible to predict or determine the outcomes of any pending claims or to provide possible ranges of losses that may arise, we believe the potential losses associated with all these actions are unlikely to have a material adverse effect on our results of operations, financial condition or cash flows.
On March 8, 2021, Industrial Automation LLC submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand seeks full acceleration of the maximum earnout amount payable under the Purchase Agreement, or $106.9 million, for the alleged breach of the earnout provisions of the Purchase Agreement. On March 26, 2021, Teradyne and AutoGuide filed an answer denying that Teradyne and AutoGuide breached any provision of the Purchase Agreement. The arbitration hearing is scheduled for March 21, 2022. While it is not possible to predict the outcome of the arbitration, a material loss is reasonably possible, but not estimable.
Teradyne and AutoGuide intend to vigorously defend against the Industrial Automation LLC claims.

Item 4:	Mine Safety Disclosure
Not Applicable.

PART II

Item 5:	Market for Registrant ’ s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TER.” As of February 16, 2022, there were approximately 1,252 holders of record of shares of our common stock.
See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on the frequency and amounts of our quarterly cash dividends, equity compensation plans and performance graph.
The following table includes information with respect to repurchases we made of our common stock during the three months ended December 31, 2021 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)
October 4, 2021 – October 31, 2021	727		$111.94		726	$1,512,522
November 1, 2021 – November 28, 2021	435		144.51		434	1,449,823
November 29, 2021 – December 31, 2021	324		153.96		324	1,400,000

	1,486	(1)	$130.63	(1)	1,484

(1)	Includes approximately three thousand shares at an average price of $126.08 withheld from employees for the payment of taxes.
(2)
In January 2021, the Board of Directors authorized the repurchase of up to $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 6:	(Reserved)

Item 7:	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations
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
In 2021, revenue in our test businesses exceeded our plan as a result of increased Semiconductor Test demand and broad-based growth in our Wireless Test and Storage Test businesses. In 2022, we expect lower demand in our Semiconductor Test business due to a slower technology transition in one of our largest end-markets.
We expect this demand to accelerate in 2023 as a result of the expected ramp in 3 nanometer volume production.
Our Industrial Automation segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms, Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation and AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs. The market for our Industrial Automation segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (SMEs) throughout the world.
In 2021, our Industrial Automation segment returned to growth following the global industrial downturn as well as the impact of the
COVID-19
pandemic in 2020. We expect our UR and MiR businesses to continue to grow in 2022, while our AutoGuide business will focus on continuing to invest to scale and integrate high payload AMR solutions.
Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Industrial Automation businesses. We plan to execute on our strategy while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for opportunistic acquisitions.
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
which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges or new strains or variants of the virus in areas where we do business, the availability and use of vaccinations, any further government actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
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
Operations
We believe the
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs and, in 2020, decreasing demand in our Industrial Automation businesses, but we cannot accurately estimate the amount of the impact to our 2021 and 2020 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in some instances in short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the
COVID-19
pandemic.
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
Demand
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets. Demand for our Test products was strong throughout 2020 and 2021. Our Industrial Automation business, however, experienced a significant decline in demand through the first half of 2020 due to
COVID-19
related shutdowns affecting global manufacturing but demand recovered in the second half of 2020 from the low point in the second quarter and continued to recover in 2021. The
COVID-19
pandemic could cause further global economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is continued uncertainty related to the impact of the
COVID-19
pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the
COVID-19
pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, we amended the credit agreement to extend its maturity to December 10, 2026 as further described in Note J: “Debt.” As of February 23, 2022, we have not borrowed any funds under the credit facility.

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
Critical Accounting Policies and Estimates
We have identified the policies and estimates discussed below as critical to understanding our business and our results of operations and financial condition. The impact and any associated risks related to these estimates on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a full description of our accounting policies related to the below items refer to Note B. Accounting Policies, included in the Notes to Consolidated Financial Statements in this Annual Report.
Due to
the COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of the date of issuance of this Annual Report on
Form 10-K.
Critical accounting estimates are complex and may require significant judgment by management. Changes to the underlying assumptions may have a material impact on our financial condition and results of operations. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ significantly from these estimates under different assumptions or conditions.
Revenue Recognition
In accordance with ASC 606, “
Revenue from Contracts with Customers” (“ASC 606”)
, we recognize revenues, when or as control is transferred to a customer. Our determination of revenue requires judgment in the determination of performance obligations and allocation of the transaction price to performance obligations. We often sell bundled orders that include both product and services or multiple different products within the same order. We evaluate each of the deliverables to determine if it meets the definition of a performance obligation, which requires that it is capable of being distinct and distinct within the context of the contract. This determination is based on an assessment of contractual rights of the contract and the ability of the performance obligation to perform on its own or with readily available resources. In bundled transactions we estimate the standalone selling price of each identified performance obligation and use that estimate to allocate the transaction price among said performance obligations. The estimated standalone selling price is determined using all information reasonably available to us, including standalone transactions, market information and other observable inputs.
Inventories
Inventories are stated at the lower of cost using a standard costing system which approximates cost based on a first-in,
first-out
basis or net realizable value. On a quarterly basis, we evaluate all inventories for net realizable value. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed within the forecasted demand window, is written down to estimated net realizable value. Forecasted demand information is obtained from the sales and marketing groups and incorporates factors such as backlog and future consolidated revenues. The demand forecast is based on assumptions around the product life and customer and market forecasts.

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
In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 2.4% was an appropriate rate of return on assets to use for 2021. The December 31, 2021 asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.
The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 2.65% at December 31, 2021, up from 2.3% at December 31, 2020. We estimate that in 2022 we will recognize approximately $1.8 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2022 is based on a 2.65% discount rate and a 2.0% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.
Goodwill, Intangible and Long-Lived Assets
We assess goodwill for impairment at least annually in the fourth quarter, as of December 31, on a reporting unit basis, or more frequently, when events and circumstances occur indicating that the recorded goodwill may be impaired. We review intangible and long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Goodwill impairment will be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Impairment of intangible and long-lived assets would result in the asset being written down to its estimated fair value. The calculated fair value of a reporting unit or intangible or long-lived asset is dependent upon discounted cash flow (“DCF”) models, discount rates, and market multiples. DCF models rely on our forecasted mid-term
plans which are subjective based on customer or market conditions and can change materially. We utilize third party specialists when determining discount rates and selected market multiples. A change in any of these key assumptions could result in a reporting unit, intangible asset, or long-lived asset being impaired in a future period.
Convertible Debt
Our convertible debt is subject to conversion, under certain circumstances, upon notification from our Note Holders. At the time of conversion, we recognize a gain or loss equal to the difference between the calculated fair value of the debt immediately prior to its conversion and the carrying amount of the debt component, including any unamortized debt discount or issuance costs. The key estimate in determining the calculated fair value is the borrowing rate which requires judgment using market data for non-convertible
debt instruments with similar tenor to the remaining life of our debt.
Income Taxes
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Evaluating the positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740, “
Accounting for Income Taxes
” is a key judgment in the valuation of income taxes. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning
strategies. Although realization is not assured, based on our assessment, we concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.
Results of Operations
Information pertaining to fiscal year 2019 results of operations, including a year-to-year
comparison against fiscal year 2020, was included in our Annual Report on Form
10-K
for the year ended December 31, 2020 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 22, 2021. This information is incorporated by reference herein.
The following table sets forth the percentage of total net revenues included in our consolidated statements of operations:

	Years Ended December 31,
	2021	2020
Percentage of revenues:
Revenues:
Products	86.3%	86.2%
Services	13.7	13.8

Total revenues	100.0	100.0
Cost of revenues:
Cost of products	35.1	37.1
Cost of services	5.3	5.7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40.4	42.8

Gross profit	59.6	57.2
Operating expenses:
Selling and administrative	14.8	14.9
Engineering and development	11.5	12.0
Acquired intangible assets amortization	0.6	1.0
Restructuring and other	0.3	(0.4)

Total operating expenses	27.2	27.5

Income from operations	32.4	29.7
Non-operating (income) expenses:
Interest income	(0.1)	(0.2)
Interest expense	0.5	0.8
Other (income) expense, net	0.7	0.3

Income before income taxes	31.4	28.9
Income tax provision	4.0	3.7

Net income	27.4%	25.1%

Revenues
Revenues for our reportable segments were as follows:

	2021	2020	2020-2021 Dollar Change
	(in millions)
Semiconductor Test	$2,642.3	$2,259.6	$382.7
System Test	467.7	409.7	58.0
Industrial Automation	375.9	279.7	96.2
Wireless Test	216.9	173.0	43.9
Corporate and Other	—	(0.6)	0.6

	$3,702.9	$3,121.5	$581.4

The increase in Semiconductor Test revenues of $382.7 million, or 16.9%, was primarily due to greater tester sales driven by testing high performance compute processors and industrial and automotive devices, partially offset by lower tester sales for mobile application processors. The rise in System Test revenues of $58.0 million, or 14.2%, was driven primarily by elevated sales in Storage Test for system level test demand, and greater sales in Production Board Test. The increase in Industrial Automation revenues of $96.2 million, or 34.4%, was driven by demand for collaborative robotic arms and collaborative autonomous mobile robots. The rise in Wireless Test revenues of $43.9 million, or 25.4%, was primarily due to an increase in WiFi tester sales and higher demand in ultra-wide band wireless test.
Our reportable segments accounted for the following percentages of consolidated revenues:

	2021	2020
Semiconductor Test	71%	72%
System Test	13	13
Industrial Automation	10	9
Wireless Test	6	6

	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2021	2020
Taiwan	30%	38%
China	17	15
Korea	14	13
United States	11	10
Europe	7	7
Philippines	5	2
Japan	4	5
Thailand	4	4
Malaysia	4	2
Singapore	3	2
Rest of the World	1	2

	100%	100%

(1)	Revenues attributable to a country are based on the location of the customer site.

The breakout of product and service revenues was as follows:

	2021	2020	2020-2021 Dollar Change
	(in millions)
Product revenues	$3,196.6	$2,690.9	$505.7
Service revenues	506.3	430.6	75.7

	$3,702.9	$3,121.5	$581.4

Our product revenues increased $505.7 million, or 18.8%, primarily due to greater tester sales in Semiconductor Test driven by testing high performance compute processors and industrial and automotive devices, partially offset by lower tester sales for mobile application processors, the rise in System Test revenues primarily due to elevated sales in Storage Test for system level test demand, and greater sales in Production Board Test, increase in Industrial Automation revenues driven by demand for collaborative robotic arms and collaborative autonomous mobile robots, the rise in Wireless Test revenues due to an increase in WiFi tester sales and higher demand in ultra-wide band wireless test.
In 2021 and 2020, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of our Semiconductor Test segment, accounted for 12% and 15%, respectively, of our consolidated revenues. In 2021 and 2020, our five largest direct customers in aggregate accounted for 33% and 36% of our consolidated revenues, respectively.
We estimate consolidated revenues driven by one OEM customer, combining direct sales to that customer with sales to the customer’s OSATs, accounted for approximately 19% and 25% of our consolidated revenues in 2021 and 2020, respectively.
Gross Profit

	2021	2020	2020-2021 Dollar / Point Change
	(in millions)
Gross profit	$2,206.7	$1,785.7	$421.0
Percent of total revenues	59.6%	57.2%	2.4
Gross profit as a percent of total revenues increased by 2.4 points, primarily due to product mix of higher margin products in Semiconductor Test, increase in service margins and operating leverage due to higher revenues.
The breakout of product and service gross profit was as follows:

	2021	2020	2020-2021 Dollar / Point Change
	(in millions)
Product gross profit	$1,896.5	$1,533.4	$363.1
Percent of product revenues	59.3%	57.0%	2.3

Service gross profit	$310.2	$252.3	$57.9
Percent of service revenues	61.3%	58.6%	2.7

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand
and
on-order
inventory positions. Forecasted revenues information is obtained from the sales and marketing groups and incorporates factors such as backlog and future consolidated revenues. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed within the forecasted demand window, is written down to estimated net realizable value.
During the year ended December 31, 2021, we recorded an inventory provision of $15.5 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $15.5 million of total excess and obsolete provisions, $6.7 million was related to Semiconductor Test, $6.4 million was related to Industrial Automation, $1.8 million was related to Wireless Test, and $0.6 million was related to System Test.
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
During the years ended December 31, 2021 and 2020, we scrapped $10.9 million and $7.7 million of inventory, respectively, and sold $2.5 million and $2.3 million of previously written-down or written-off
inventory, respectively. As of December 31, 2021, we had inventory related reserves for amounts which had been written-down or written-off
totaling $114.1 million. We have no
pre-determined
timeline to scrap the remaining inventory.
Selling and Administrative
Selling and administrative expenses were as follows:

	2021	2020	2020-2021 Change
	(in millions)
Selling and administrative	$547.6	$464.8	$82.8
Percent of total revenues	14.8%	14.9%
The increase of $82.8 million in selling and administrative expenses was primarily due to higher variable compensation and greater selling and administrative spending across all segments.
Engineering and Development
Engineering and development expenses were as follows:

	2021	2020	2020-2021 Change
	(in millions)
Engineering and development	$427.6	$375.0	$52.6
Percent of total revenues	11.5%	12.0%
The increase of $52.6 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test, System Test and Industrial Automation segments and higher variable compensation.

Restructuring and Other
During the year ended December 31, 2021, we recorded $1.5 million of severance charges primarily in Industrial Automation, $0.5 million of acquisition related compensation and expenses and $14.5 million for other expenses, offset by a $7.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability.
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
Interest and Other

	2021	2020	2020-2021 Change
	(in millions)
Interest income	$(2.6)	$(6.0)	$3.4
Interest expense	17.8	24.2	(6.4)
Other (income) expense, net	24.6	9.2	15.4
Interest income decreased by $3.4 million primarily due to lower interest rates and a lower marketable securities balance in 2021 compared to 2020. Interest expense decreased by $6.4 million primarily due to lower convertible debt interest expense due to early conversions in 2021. Other (income) expense, net increased by $15.4 million primarily due to $28.8 million of losses on convertible debt conversions in 2021, partially offset by the change in pension actuarial gains/losses, from a $10.3 million loss in 2020 to a $2.2 million gain in 2021.
Income (Loss) Before Income Taxes

	2021	2020	2020-2021 Change
	(in millions)
Semiconductor Test	$977.0	$739.7	$237.3
System Test	163.1	152.1	11.0
Wireless Test	83.5	42.0	41.5
Industrial Automation	(8.2)	(24.0)	15.8
Corporate and Other (1)	(54.5)	(8.7)	(45.8)

	$1,161.0	$901.0	$260.0

(1)
Included in Corporate and Other are loss on convertible debt conversions, contingent consideration adjustments, interest income, interest expense, net foreign exchange gains (losses), pension and postretirement plan actuarial gains (losses), intercompany eliminations, and acquisition related charges, legal fees and compensation.

The increase in income before income taxes in Semiconductor Test was primarily due to greater tester sales driven by testing high performance compute processors and industrial and automotive devices, partially offset by lower tester sales for mobile application processors. The decrease in loss before income taxes in Industrial Automation was primarily due to demand for collaborative robotic arms and collaborative autonomous mobile robots and lower intangible assets amortization expense. The increase in income before income taxes in System Test was driven primarily by elevated sales in Storage Test for system level test demand, and greater sales in

Production Board Test. The increase in income before income taxes in Wireless Test was primarily due to an increase in WiFi tester sales and higher demand in ultra-wide band wireless test. The loss before income taxes in Corporate and Other was primarily due to losses on convertible debt conversions in 2021.
Income Taxes
Income tax expense for 2021and 2020, totaled $146.4 million and $116.9 million, respectively. The effective tax rate for 2021 and 2020 was 12.6% and 13.0%, respectively.
The decrease in the effective tax rate from 2020 to 2021 is primarily attributable to a decrease in the expense from U.S. global low-taxed
income partially offset by a decrease in the benefit from foreign tax credits and a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions.
We qualify for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2021and 2020 were $33.3 million or $0.18 per diluted share and $29.9 million or $0.16 per diluted share, respectively. In November 2020, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
Capital Resources and Material Cash Requirements
Our cash, cash equivalents and marketable securities balance decreased by $54 million in 2021 to $1,500 million. Cash decreased due to stock repurchases in the amount of $600 million, payments of convertible debt principal in the amount of $343 million, quarterly cash dividend payments in the amount of $66 million offset by cash generated by our global operations.
Operating activities during 2021 provided cash of $1,098.4 million. Changes in operating assets and liabilities used cash of $98.8 million. This was due to a $227.1 million increase in operating assets and a $128.4 million increase in operating liabilities.
The increase in operating assets was due to a $175.8 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $57.8 million increase in accounts receivable due to greater sales, partially offset by a $6.5 million decrease in inventories.
The increase in operating liabilities was due to a $63.5 million increase in other accrued liabilities, a $35.1 million increase in accrued employee compensation, a $22.9 million increase in accounts payable, and a $9.9 million increase in deferred revenue and customer advance payments, partially offset by a $5.6 million decrease in income taxes, and $5.4 million of retirement plan contributions.
Investing activities during 2021 provided cash of $120.4 million, due to $660.1 million and $266.5 million in proceeds from maturities and sales of marketable securities, respectively, partially offset by $661.8 million used for purchases of marketable securities, $132.5 million used for purchases of property, plant and equipment, and $12.0 million used for an investment in MachineMetrics, Inc. (“MachineMetrics”).
Financing activities during 2021 used cash of $1,008.6 million, due to $600.0 million used for the repurchase of 4.8 million shares of common stock at an average price of $125.74 per share, $343.0 million used for the payments of convertible debt principal, $66.0 million used for dividend payments, and $32.3 million used for payments related to net settlement of employee stock compensation awards, partially offset by $32.7 million from the issuance of common stock under employee stock purchase and stock option plans.

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
In January 2021, May 2021, August 2021 and November 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Total dividend payments in 2021 were $66.0 million.
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
In January 2021, our Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program. In 2021, we repurchased 4.8 million shares of common stock for $600.0 million at an average price of $125.74 per share. We intend to repurchase a minimum of $750.0 million in 2022.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. As of February 23, 2022, we have not borrowed any funds under the credit facility.
We expect operations to continue to be the primary source of cash to operate the business and meet material cash commitments, including any payments of convertible debt principal, our stock repurchase program, our quarterly dividends, our office lease obligations, contractual obligations related to inventory purchases and the construction of new facilities. We believe our cash, cash equivalents and marketable securities balance will be sufficient to pay our quarterly dividend and meet our working capital and expenditure needs for at least the next twelve months. Inflation has not had a significant long-term impact on earnings. At this time, the
COVID-19
pandemic has not had an impact on our liquidity, but there is no assurance that continued impacts resulting from the pandemic will not have an adverse effect in the future.
At December 31, 2021, our future contractual obligations were related to debt, leases, retirement plan liabilities, deferred tax benefits, and purchase obligations. See Note J. “Debt”, Note I. “Leases”, Note P. “Retirement Plans”, and Note S. “Income Taxes” of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $884.3 million, with $839.2 million expected to be paid within 12 months.
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
For the year ended December 31, 2021, our pension expense, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for
non-U.S.
subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $1.8 million. Pension expense is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.
In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 2.4% was an appropriate rate of return on assets to use for 2021. The December 31, 2021 asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.
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
The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 2.65% at December 31, 2021, up from 2.3% at December 31, 2020. We estimate that in 2022 we will recognize approximately $1.8 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2022 is based on a 2.65% discount rate and a 2.0% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2021, our pension plans had no unrecognized pension prior service cost.
The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $158.9 million at December 31, 2020 to $149.6 million at December 31, 2021, while the U.S. Plan’s liability decreased from $141.4 million at December 31, 2020 to $134.5 million at December 31, 2021. In 2021, the decrease in plan assets and plan liability was due to an increase in interest rates. In 2020, the accrued pension obligations for approximately 115 retiree participants were transferred to an insurance company and resulted in a $24.4 million reduction in the pension benefit obligation and pension assets. We recorded $2.2 million of pension actuarial loss and a settlement loss of $0.5 million related to the retiree group annuity transaction.
Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2021, we made contributions of $3.3 million to the U.S. supplemental executive defined benefit pension plan, and $1.0 million to certain qualified plans for
non-U.S.
subsidiaries. In 2022, we expect to contribute approximately $3.3 million to the U.S. supplemental executive defined benefit pension plan. Contributions to be made in 2022 to certain qualified plans for
non-U.S.
subsidiaries are based on local statutory requirements and are estimated at approximately $1.0 million.
Equity Compensation Plans
In addition to our 1996 Employee Stock Purchase Plan discussed in Note Q: “Stock-Based Compensation” in Notes to Consolidated Financial Statements, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”) under which equity securities are authorized for issuance. The 2006 Equity Plan was initially approved by stockholders on May 25, 2006.
At our annual meeting of stockholders held May 21, 2013, our stockholders approved an amendment to the 2006 Equity Plan to increase the number of shares issuable thereunder by 10.0 million, for an aggregate of 32.0 million shares issuable thereunder, and our stockholders also approved an amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 5.0 million, for an aggregate of 30.4 million shares issuable thereunder. At our annual meeting of stockholders held May 12, 2015, our stockholders approved an amendment to the 2006 Equity Plan to extend its term until May 12, 2025. At our annual meeting of stockholders held May 7, 2021, our stockholders approved an amendment to our 1996 Employee Stock Purchase Plan to increase the number of shares issuable thereunder by 3.0 million, for an aggregate of 33.4 million shares issuable thereunder.
The following table presents information about these plans as of December 31, 2021 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	1,588	(1)	$62.13	9,878	(2)

(1)	Includes 1,417,251 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Consists of 5,711,709 securities available for issuance under the 2006 Equity Plan and 4,166,494 of securities available for issuance under the Employee Stock Purchase Plan.
The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2021 was 5,711,709 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of
(1) non-qualified
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
As of December 31, 2021, total unrecognized compensation expense related to non-vested
restricted stock units and options was $50.6 million and is expected to be recognized over a weighted average period of 2.4 years.
Performance Graph
The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index and (ii) the Morningstar Global Semiconductor Equipment & Materials GR USD Industry Group. The comparison assumes $100.00 was invested on December 31, 2016 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance.

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

On November 4, 2021, we made an irrevocable election under the indenture to require the principal portion of the remaining Notes to be settled in cash. Upon adoption of ASU
2020-06
only the amounts settled in excess of the principal will be considered in diluted earnings per share under the if-converted
method. We have adopted the standard effective January 1, 2022 using the modified retrospective method of transition. As a result of adoption, we expect to record an entry to increase current debt, debt, and retained earnings by $1.5 million, $6.5 million, and $92.8 million, respectively. Mezzanine equity and additional paid-in
capital are expected to be reduced by $100.8 million combined. The adoption of ASU
2020-06
will have an immaterial impact on our results of operations, statement of cash flows, and earnings per share (“EPS”).

Item 7A:	Quantitative and Qualitative Disclosures about Market Risks
Concentration of Credit Risk
Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale
marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. There were no customers who accounted for more than 10% of our accounts receivable balance as of December 31, 2021. As of December 31, 2020, JA Mitsui Leasing, Ltd. accounted for 25% of our accounts receivable balance. The balance was paid in full as of February 22, 2021.
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of December 31, 2021, $117.0 million of principal remained outstanding and the Notes had a fair value of $604.6 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the last quarter of 2021 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$667,534	$62,886	10.4%
No Change	604,648	—	—
10% Decrease	546,172	(58,476)	(9.7)
See Note J: “Debt” for further information.

Exchange Rate Risk Management
We regularly enter into foreign currency forward contracts to hedge the value of our monetary assets and liabilities in Japanese Yen, British Pound, Korean Won, Taiwan Dollar, Singapore Dollar, Euro, Philippine Peso, Chinese Yuan, and Danish Krone. These foreign currency forward contracts have maturities of approximately one month. These contracts are used to minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities. We do not engage in currency speculation.
We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2021 and 2020, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.
Interest Rate Risk Management
We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily related to short-term and long-term marketable securities.
In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in the fair value from changes in interest rates is immaterial as of December 31, 2021 and 2020.

Item 8:	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Teradyne, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradyne, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, convertible common shares and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Conversions of Senior Unsecured Notes
As described in Notes B and J to the consolidated financial statements, during 2021, sixty four holders of the Company’s convertible senior unsecured notes, originally issued on December 12, 2016, converted $343.0 million of the senior unsecured notes, resulting in a loss of $28.8 million recorded to other (income) expense on the consolidated statement of operations. The Company may satisfy its conversion obligation by paying cash for the principal amount of the senior unsecured notes and paying or delivering cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at management’s election for the amount in excess of principal. Management determined the conversion value of the conversion transactions by calculating the fair value of debt immediately prior to conversion using an updated remaining expected life of the debt instrument and an updated borrowing rate for a similar debt instrument that does not have an associated convertible feature.
The principal considerations for our determination that performing procedures relating to the conversions of senior unsecured notes is a critical audit matter are (i) the high degree of audit effort in performing procedures and evaluating management’s determination of the conversion values of the conversion transactions and the related settlement calculations and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s review of conversion transactions related to the Company’s senior unsecured notes, which included controls related to the conversion values and related settlement calculations. These procedures also included, among others, on a test basis (i) evaluating the appropriateness of the conversion and settlement accounting; (ii) testing management’s process for determining the conversion values; (iii) testing the completeness and accuracy of inputs used in determining the conversion values; and (iv) recalculating the settlement amounts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the conversion and settlement accounting.
/s/

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 2
3
, 2022
We have served as the Company’s auditor since 1968.

TERADYNE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$1,122,199	$914,121
Marketable securities	244,231	522,280
Accounts receivable, less allowance for credit losses of $2,012 and $2,034 in 2021 and 2020, respectively	550,749	497,506
Inventories, net	243,330	222,189
Prepayments	406,266	250,092
Other current assets	9,452	9,246

Total current assets	2,576,227	2,415,434
Property, plant and equipment, net	387,240	394,800
Operating lease right-of-use assets, net	68,807	54,569
Marketable securities	133,858	117,980
Deferred tax assets	102,428	87,913
Retirement plans assets	15,110	17,468
Other assets	24,096	9,384
Acquired intangible assets, net	75,635	100,939
Goodwill	426,024	453,859

Total assets	$3,809,425	$3,652,346

LIABILITIES
Current liabilities:
Accounts payable	$153,133	$133,663
Accrued employees’ compensation and withholdings	253,667	220,321
Deferred revenue and customer advances	146,185	134,662
Other accrued liabilities	124,187	77,581
Operating lease liabilities	19,977	20,573
Income taxes payable	88,789	80,728
Current debt	19,182	33,343

Total current liabilities	805,120	700,871
Retirement plans liabilities	151,141	151,140
Long-term deferred revenue and customer advances	54,921	58,359
Long-term contingent consideration	—	7,227
Deferred tax liabilities	6,327	10,821
Long-term other accrued liabilities	15,497	19,352
Long-term operating lease liabilities	56,178	42,073
Long-term income taxes payable	67,041	74,930
Debt	89,244	376,768

Total liabilities	1,245,469	1,441,541

Commitments and contingencies (note M)
Mezzanine equity:
Convertible common shares	1,512	3,787
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 162,251 and 166,123 shares issued and outstanding at December 31, 2021 and 2020, respectively	20,281	20,765
Additional paid-in capital	1,811,545	1,765,323
Accumulated other comprehensive (loss) income	(5,948)	33,516
Retained earnings	736,566	387,414

Total shareholders’ equity	2,562,444	2,207,018

Total liabilities, convertible common shares and shareholders’ equity	$3,809,425	$3,652,346

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019

	(in thousands, except per share amount)
Revenues:
Products	$3,196,575	$2,690,906	$1,887,674
Services	506,306	430,563	407,291

Total revenues	3,702,881	3,121,469	2,294,965
Cost of revenues:
Cost of products	1,300,106	1,157,476	782,047
Cost of services	196,119	178,252	173,089

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	1,496,225	1,335,728	955,136

Gross profit	2,206,656	1,785,741	1,339,829
Operating expenses:
Selling and administrative	547,559	464,769	437,084
Engineering and development	427,609	374,964	322,824
Acquired intangible assets amortization	21,456	30,803	40,147
Restructuring and other	9,312	(13,202)	(13,880)

Total operating expenses	1,005,936	857,334	786,175

Income from operations	1,200,720	928,407	553,654
Non-operating (income) expenses:
Interest income	(2,627)	(5,982)	(16,990)
Interest expense	17,820	24,182	22,224
Other (income) expense, net	24,572	9,192	22,648

Income before income taxes	1,160,955	901,015	525,772
Income tax provision	146,366	116,868	58,304

Net income	$1,014,589	$784,147	$467,468

Net income per common share:
Basic	$6.15	$4.72	$2.74

Diluted	$5.53	$4.28	$2.60

Weighted average common shares—basic	164,960	166,120	170,425

Weighted average common shares—diluted	183,625	183,042	179,459

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Net income	$1,014,589	$784,147	$467,468
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, respectively	(36,207)	48,903	(10,991)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(578), $1,629, $1,659, respectively	(2,255)	5,839	6,015
Less: Reclassification adjustment for gains included in net income, net of tax of $(277), $(665), $(192), respectively	(995)	(2,365)	(690)

	(3,250)	3,474	5,325
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax $(2), $(2), $(43), respectively	(7)	(7)	(148)

Other comprehensive (loss) income	(39,464)	52,370	(5,814)

Comprehensive income	$975,125	$836,517	$461,654

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES

AND SHAREHOLDERS’ EQUITY

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Year Ended December 31, 2018	$—	175,522	$21,940	$1,671,645	$(13,040)	$(158,191)	$1,522,354
Net issuance of common stock under stock-based plans		1,784	223	10,399			10,622
Stock-based compensation expense				38,085			38,085
Repurchase of common stock		(10,896)	(1,362)			(489,840)	(491,202)
Cash dividends ($0.36 per share)						(61,355)	(61,355)
Net income						467,468	467,468
Other comprehensive loss					(5,814)		(5,814)

Year Ended December 31, 2019	—	166,410	20,801	1,720,129	(18,854)	(241,918)	1,480,158

Net issuance of common stock under stock-based plans		1,230	154	4,696			4,850
Stock-based compensation expense				44,285			44,285
Repurchase of common stock		(1,517)	(190)			(88,275)	(88,465)
Cash dividends ($0.40 per share)						(66,540)	(66,540)
Convertible common shares	3,787			(3,787)			(3,787)
Net income						784,147	784,147
Other comprehensive income					52,370		52,370

Year Ended December 31, 2020	3,787	166,123	20,765	1,765,323	33,516	387,414	2,207,018

Net issuance of common stock under stock-based plans		899	113	(225)			(112)
Stock-based compensation expense				45,632			45,632
Repurchase of common stock		(4,771)	(597)			(599,403)	(600,000)
Cash dividends ($0.40 per share)						(66,034)	(66,034)
Settlements of convertible notes		8,148	1,018	984,622			985,640
Exercise of convertible notes hedge call options		(8,148)	(1,018)	(986,082)			(987,100)
Convertible common shares	(2,275)			2,275			2,275
Net income						1,014,589	1,014,589
Other comprehensive loss					(39,464)		(39,464)

Year Ended December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
Cash flows from operating activities:
Net income	$1,014,589	$784,147	$467,468
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	91,073	80,119	70,834
Stock-based compensation	45,643	44,906	37,897
Amortization	34,412	46,624	49,821
Loss on convertible debt conversion	28,828	—	—
Provision for excess and obsolete inventory	15,475	17,534	15,244
Deferred taxes	(17,305)	(15,688)	(9,456)
Contingent consideration fair value adjustment	(7,227)	(23,271)	(19,257)
Gains on investments	(6,410)	(7,898)	(6,033)
Retirement plans actuarial (gains) losses	(2,217)	10,284	8,176
Investment impairment	—	—	15,000
Other	271	1,557	766
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(57,778)	(129,451)	(70,440)
Inventories	6,495	(8,438)	(27,408)
Prepayments and other assets	(175,846)	(64,418)	(23,784)
Accounts payable and other accrued expenses	129,499	73,167	49,279
Deferred revenue and customer advances	9,873	39,974	39,313
Retirement plan contributions	(5,405)	(5,382)	(5,086)
Income taxes	(5,604)	25,169	(13,584)

Net cash provided by operating activities	1,098,366	868,935	578,750

Cash flows from investing activities:
Purchases of property, plant and equipment	(132,472)	(184,977)	(134,642)
Purchases of marketable securities	(661,781)	(900,196)	(662,701)
Proceeds from maturities of marketable securities	660,148	479,678	611,927
Proceeds from sales of marketable securities	266,466	35,006	105,586
Purchase of investment and acquisition of business	(12,000)	149	(79,742)
Proceeds from insurance	—	546	2,912

Net cash provided by (used for) investing activities	120,361	(569,794)	(156,660)

Cash flows from financing activities:
Repurchase of common stock	(600,000)	(88,465)	(500,000)
Payments of convertible debt principal	(342,990)	—	—
Dividend payments	(65,977)	(66,482)	(61,305)
Payments related to net settlement of employee stock compensation awards	(32,303)	(23,014)	(14,741)
Issuance of common stock under stock purchase and stock option plans	32,686	28,527	29,312
Payments of contingent consideration	—	(8,852)	(27,615)

Net cash used for financing activities	(1,008,584)	(158,286)	(574,349)

Effects of exchange rate changes on cash and cash equivalents	(2,065)	(658)	(569)
Increase (decrease) in cash and cash equivalents	208,078	140,197	(152,828)
Cash and cash equivalents at beginning of year	914,121	773,924	926,752

Cash and cash equivalents at end of year	$1,122,199	$914,121	$773,924

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$4,236	$6,435	$5,996
Income taxes	$172,134	$106,577	$81,410
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$1,973	$3,666	$4,068
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
On November 13, 2019, Teradyne acquired 100% of the membership interests of AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs, an emerging and fast-growing segment of the global forklift market. The total purchase price was approximately $81.6 million, which included cash paid of approximately $57.6 million and $24.0 million in fair value of contingent consideration payable upon achievement of certain performance targets, extending potentially through 2022. At December 31, 2021, the maximum contingent consideration that could be paid is $87.7 million. AutoGuide’s AMRs are used for material transport of payloads up to 4,500 kg in manufacturing, warehouse and logistics applications. These products complement MiR’s lower payload products. AutoGuide is included in our Industrial Automation segment.
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At December 31, 2021, the value of the investment was $12.0 million, and there was no change during the year ended December 31, 2021.

B.    ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated. Certain prior years’ amounts were reclassified to conform to the current year presentation.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. On an on-going basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, contingent consideration liabilities, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.
Revenue Recognition
Revenue from Contracts with Customers
In accordance with ASC 606, Teradyne recognizes revenues, when or as control is transferred to a customer. Teradyne’s determination of revenue is dependent upon a five-step process outlined below.

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

•	Teradyne determines the transaction price to be the amount of consideration to which Teradyne expects to be entitled to.

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
Teradyne does not allow customer returns or provide refunds to customers for any products or services. Teradyne products include a standard 12-month warranty. This warranty is not considered a distinct performance obligation because it does not obligate Teradyne to provide a separate service to the customer and it cannot be purchased separately. Cost related to warranties
are included in cost of revenues when product revenues are recognized.
As of December 31, 2021 and 2020, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2021	2020

	(in thousands)
Maintenance, service and training	$81,826	$77,654
Extended warranty	64,168	51,929
Customer advances, undelivered elements and other	55,112	63,438

Total deferred revenue and customer advances	$201,106	$193,021

Product Warranty
Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities:

Amount
(in thousands)
Balance at December 31, 2018	$7,909
Acquisition	14
Accruals for warranties issued during the period	14,106
Accruals related to pre-existing warranties	4,026
Settlements made during the period	(17,059)

Balance at December 31, 2019	8,996
Accruals for warranties issued during the period	28,490
Accruals related to pre-existing warranties	821
Settlements made during the period	(21,674)

Balance at December 31, 2020	16,633
Accruals for warranties issued during the period	35,727
Accruals related to pre-existing warranties	(6,846)
Settlements made during the period	(20,937)

Balance at December 31, 2021	$24,577

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances:

Amount
(in thousands)
Balance at December 31, 2018	$27,422
Deferral of new extended warranty revenue	23,271
Recognition of extended warranty deferred revenue	(20,016)

Balance at December 31, 2019	30,677
Deferral of new extended warranty revenue	41,694
Recognition of extended warranty deferred revenue	(20,442)

Balance at December 31, 2020	51,929
Deferral of new extended warranty revenue	43,597
Recognition of extended warranty deferred revenue	(31,358)

Balance at December 31, 2021	$64,168

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

Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $111.3 million and $131.1 million during 2021 and 2020, respectively. Factoring fees for the sales of receivables are recorded in interest expense and are not material.
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
Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the twelve months ended December 31, 2021 and 2020.
Teradyne measures its debt and equity investments at fair value, in accordance with ASC 820-10 , “
Fair Value Measurements and Disclosures.
” ASC 820-10 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants and requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:
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

Financial Assets and Financial Liabilities
Teradyne records changes in fair value of equity securities directly in earnings and realized gains and losses in other (income) expense, net, in accordance with ASU 2016-01, “
Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
.”
Prepayments
Prepayments consist of the following:

	2021	2020

	(in thousands)
Contract manufacturer and supplier prepayments	$364,478	$212,286
Prepaid taxes	15,090	9,361
Prepaid maintenance and other services	13,660	13,116
Other prepayments	13,038	15,329

Total prepayments	$406,266	$250,092

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
Teradyne reports net periodic pension cost and net periodic postretirement benefit costs in accordance with ASU 2017-07, “
Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
.” The service cost component of net benefit costs is reported in the same line item in the consolidated statement of operations as other employee compensation costs. The non-service components of net benefit costs such as interest cost, expected return on assets, amortization of prior service cost, and actuarial gains or losses, are reported within other (income) expense, net.
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
Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2021, 2020, and 2019 was $16.6 million, $7.3 million, and $5.0 million, respectively.
Convertible Debt
In accordance with ASC
815-40,
“Derivatives and Hedging—Contracts in Entity’s Own Equity,” the convertible note hedge is classified in stockholders’ equity in the statements of financial position because it is indexed to Teradyne’s stock. The criteria as set forth in ASC
815-40
were evaluated by Teradyne. In reviewing the criteria, Teradyne noted the following: (1) the convertible note hedge does not require Teradyne to issue shares; (2) there is no requirement to net cash settle the convertible note hedge for failure to make timely filings with the SEC; (3) in the case of termination, the convertible note hedge is settled in the same consideration as the holders of the underlying stock; (4) the counterparty does not have rights that rank higher than those of a shareholder of the stock underlying the convertible note hedge; and (5) there is no requirement to post collateral. Based on its analysis of those criteria, Teradyne concluded that the convertible note hedge should be recorded in equity and no further adjustment should be made in future periods to adjust the value of the convertible note hedge.

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
The provisions

of ASC 470-20, “Debt with Conversion and Other Options,” are applicable to the Notes. ASC 470-20 requires Teradyne to separately account for the liability (debt) and equity (conversion feature) components of the Notes in a manner that reflects Teradyne’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. Teradyne allocated $
100.8
 million of the initial $
460.0
 million principal amount of the Notes to the equity component, which represents a discount to the debt and will be amortized to interest expense using the effective interest method through December 2023.
In accounting for the conversions of the Notes pursuant to the terms of the original December 12, 2016 agreement, Teradyne calculated gain or loss on extinguishment equal to the difference between the calculated fair value of the debt immediately prior to its conversion and the carrying amount of the debt component including any unamortized debt discount or issuance costs. The calculated gain or loss is recorded in the consolidated statement of operations. Teradyne determined the conversion value of the conversion transactions by calculating the fair value of debt immediately prior to conversion using an updated remaining expected life of the debt instrument and an updated borrowing rate for a similar debt instrument that does not have an associated convertible feature.
In accounting for the conversions of the Notes pursuant to the terms of the original December 12, 2016 agreement, Teradyne calculated gain or loss on extinguishment equal to the difference between the calculated fair value of the debt immediately prior to its conversion and the carrying amount of the debt component including any unamortized debt discount or issuance costs. The calculated gain or loss is recorded in the consolidated statement of operations. Teradyne determined the conversion value of the conversion transactions by calculating the fair value of debt immediately prior to conversion using an updated remaining expected life of the debt instrument and an updated borrowing rate for a similar debt instrument that does not have an associated convertible feature.
Leases
Teradyne adopted Accounting Standards Update (“ASU”) 2016-02, “
Leases (Topic 842)
” (“Topic 842”) and the related amendments (collectively “ASC 842”) on January 1, 2019 and utilized the modified retrospective approach provided by ASU 2018-11, “
Leases (Topic 842): Targeted Improvements
,” that allowed for a cumulative effect adjustment in the period of adoption.
Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of December 31, 2021, Teradyne does not have material leases that have not yet commenced.
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
Teradyne’s contracts often include
non-lease
components such as common area maintenance. Teradyne elected the practical expedient to account for the lease and non-lease
components as a single lease component. For leases with a term of one year or less, Teradyne has elected not to record the lease asset or liability. The lease payments are recognized in the consolidated statement of earnings on a straight-line basis over the lease term. Teradyne includes lease costs within cost of revenues and operating expenses. See Note I: “Leases.”
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
.” Teradyne elects to account for forfeitures by applying an estimated forfeiture rate and recognizes compensation costs only for those stock-based compensation awards expected to vest. Under its stock compensation plans, Teradyne has granted stock options, restricted stock units and performance-based restricted stock units, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).
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
Advertising Costs
Teradyne expenses all advertising costs as incurred. Advertising costs were $13.4 million, $12.8 million and $16.6 million in 2021, 2020 and 2019, respectively.

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
Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For the years ended December 31, 2021, 2020 and 2019, (gains) losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $(2.1) million, $2.6 million, and $(1.6) million, respectively.
These amounts do not reflect the corresponding (gains) losses from foreign exchange contracts. See Note H: “Financial Instruments” regarding foreign exchange contracts.
Net Income per Common Share
Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Except where the result would be anti-dilutive, diluted net income per common share is calculated by dividing net income by the sum of the weighted average number of common shares plus common stock equivalents, if applicable.
With respect to its convertible debt issued in 2016, Teradyne is required to settle the principal of the convertible debt in cash; accordingly, the principal amount is excluded from the determination of diluted earnings per share. As a result, Teradyne is accounting for the conversion spread using the treasury stock method.
Comprehensive Income
Comprehensive income includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt marketable securities and foreign currency translation adjustment.
C.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06
– “Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,” which simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded conversion features that could be recognized separately from the primary contract. This ASU requires a convertible debt instrument to be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives, and it requires an entity to use the if-converted
method in the diluted earnings per share calculation for convertible instruments. This ASU permits the use of either the modified retrospective or fully retrospective method of transition.
On November 4, 2021, Teradyne made an irrevocable election under the indenture entered into between Teradyne and Wilmington Trust, National Association, as trustee (the “Indenture”) for the issuance of the 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 to require the principal portion of the remaining Notes to be settled in cash. Upon adoption of ASU 2020-06, only the amounts settled in excess of the principal will be considered in diluted earnings per share under the if-converted method. Teradyne has adopted the standard effective January 1, 2022 using the modified retrospective method of transition. As a result of adoption Teradyne expects to record an entry to increase current debt, debt, and retained earnings by
$1.5 million, $6.5 million, and $92.8
million, respectively. Mezzanine equity and additional paid-in capital are expected to be reduced by
$100.8
million combined. The adoption of ASU 2020-06 will have an immaterial impact on our results of operations, statement of cash flows, and earnings per share.
D.    ACQUISITIONS AND INVESTMENT
S
IN OTHER COMPANY
Acquisitions
AutoGuide LLC
On November 13, 2019, Teradyne acquired 100% of the membership interests of AutoGuide, LLC (“AutoGuide”), a maker of high-payload AMRs, based in Chelmsford, MA, an emerging and fast growing segment of the global forklift market. The total purchase price was approximately $81.6 million, which included cash paid of approximately $57.6 million and $24.0 million in fair value of contingent consideration payable upon achievement of certain performance targets, extending potentially through 2022. At December 31, 2021, the maximum contingent consideration that could be paid is $87.7 million.
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
The AutoGuide acquisition was accounted for as a business combination and, accordingly, the results have been included in Teradyne’s consolidated results of operations from the date of acquisition. AutoGuide’s AMRs are used for material transport of payloads up to 4,500 kg in manufacturing, warehouse and logistics applications. These products complement Mobile Industrial Robots A/S (“MiR”) lower payload products and expand the Industrial Automation segment, which is a key component of Teradyne’s growth strategy
.

AutoGuide’s results have been included in Teradyne’s Industrial Automation segment from the date of acquisition.

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
Pro Forma Information
The following unaudited pro forma information gives effect to the acquisition of AutoGuide as if the acquisition occurred on January 1, 2018. The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the periods presented:

December 31, 2019
(in thousands, except per share amount)
Revenues	$2,303,737
Net income	$464,602
Net income per common share:
Basic	$2.73

Diluted	$2.59

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
Investment
s
in Other Company
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc.

(“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At December 31
, 2021
, the value of the investment was $12.0 million, and there was no change during the year ended December 31
, 2021
.
On June 3,
2019
, Teradyne invested $15.0 million in RealWear, Inc. (“RealWear”). RealWear, a private company, develops and sells advanced wearable technology including industrial, hands-free, head-mounted augmented reality devices that make the workplace safer and more productive. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. On February 28, 2020, RealWear’s debt holder demanded repayment of its $25.0 million loan to RealWear. As a result, in the fourth quarter of 2019, Teradyne recorded an impairment charge of $15.0 million to reduce its investment in RealWear to zero as of December 31, 2019.

E.    REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Industrial Automation			Wireless Test	Corporate and Other	Total
	System- on-a-chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide

	(in thousands)
For the Year Ended December 31, 2021 (1)
Timing of Revenue Recognition
Point in Time	$1,989,979	$365,441	$409,383	$305,512	$60,778	$106	$204,247	$—	$3,335,446
Over Time	256,751	30,171	58,356	5,670	2,766	1,073	12,648	—	367,435

Total	$2,246,730	$395,612	$467,739	$311,182	$63,544	$1,179	$216,895	$—	$3,702,881

Geographical Market
Asia Pacific	$2,076,647	$381,444	$306,812	$81,456	$12,919	$—	$172,103	$—	$3,031,381
Americas	102,702	10,665	135,230	94,897	24,890	1,179	36,173	—	405,736
Europe, Middle East and Africa	67,381	3,503	25,697	134,829	25,735	—	8,619	—	265,764

Total	$2,246,730	$395,612	$467,739	$311,182	$63,544	$1,179	$216,895	$—	$3,702,881

For the Year Ended December 31, 2020 (1)
Timing of Revenue Recognition
Point in Time	$1,659,414	$363,324	$348,454	$214,212	$44,622	$10,911	$163,834	$(604)	$2,804,167
Over Time	217,975	18,884	61,275	7,269	211	2,506	9,182	—	317,302

Total	$1,877,389	$382,208	$409,729	$221,481	$44,833	$13,417	$173,016	$(604)	$3,121,469

Geographical Market
Asia Pacific	$1,744,593	$364,000	$258,521	$60,277	$6,471	$—	$143,969	$—	$2,577,831
Americas	77,671	12,999	128,482	64,164	16,769	13,417	22,544	(604)	335,442
Europe, Middle East and Africa	55,125	5,209	22,726	97,040	21,593	—	6,503	—	208,196

Total	$1,877,389	$382,208	$409,729	$221,481	$44,833	$13,417	$173,016	$(604)	$3,121,469

For the Year Ended December 31, 2019 (1)
Timing of Revenue Recognition
Point in Time	$1,070,375	$247,221	$237,686	$244,515	$44,329	$1,144	$148,322	$(515)	$1,993,077
Over Time	216,065	18,910	49,769	7,843	74	234	8,993	—	301,888

Total	$1,286,440	$266,131	$287,455	$252,358	$44,403	$1,378	$157,315	$(515)	$2,294,965

Geographical Market
Asia Pacific	$1,152,881	$238,714	$132,826	$68,027	$9,513	$—	$126,549	$—	$1,728,510
Americas	73,257	23,826	129,840	71,926	14,438	1,378	24,234	(515)	338,384
Europe, Middle East and Africa	60,302	3,591	24,789	112,405	20,452	—	6,532	—	228,071

Total	$1,286,440	$266,131	$287,455	$252,358	$44,403	$1,378	$157,315	$(515)	$2,294,965

(1)	Includes $13.2 million, $10.0 million and $8.4 million in 2021, 2020 and 2019, respectively, for leases of Teradyne’s systems recognized outside of ASC 606: “Revenue from Contracts with Customers.”
Contract Balances
For the years ended December 31, 2021, 2020 and 2019, Teradyne recognized $102.5 million, $91.0 million and $65.6 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of December 31,
2021
, Teradyne has $1,306.0 million of unsatisfied performance obligations. Teradyne expects to recognize 92% of the remaining performance obligation in the next 12 months, 8% in 1-3 years, and the remainder thereafter
.
F.    INVENTORIES
Inventories, net consisted of the following at December 31, 2021 and 2020:

	2021	2020

	(in thousands)
Raw material s	$155,641	$114,133
Work-in-process	37,740	25,408
Finished goods	49,949	82,648

	$243,330	$222,189

Inventory reserves for the years ended December 31, 2021 and 2020 were $114.1 million and $110.6 million, respectively.
G.    PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following at December 31, 2021 and 2020:

	2021	2020

	(in thousands)
Land	$17,207	$17,207
Buildings	126,468	108,221
Machinery, equipment and software	994,828	956,035
Furniture and fixtures	28,743	28,487
Leasehold improvements	64,110	61,276
Construction in progress	8,105	13,098

	1,239,461	1,184,324
Less: accumulated depreciation	852,221	789,524

	$387,240	$394,800

Depreciation of property, plant and equipment for the years ended December 31, 2021, 2020, and 2019 was $91.1 million, $80.1 million, and $70.8 million, respectively. As of December 31, 2021 and 2020, the gross book value included in machinery and equipment for internally manufactured test systems being leased by customers was $13.4 million and $23.4 million, respectively. As of December 31, 2021 and 2020, the accumulated depreciation on these test systems was $8.7 million and $7.5 million, respectively.
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
During the years ended December 31, 2021 and 2020, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in 2021, 2020, and 2019 were $3.1 million, $4.6 million, and $1.3 million, respectively. No realized losses were recorded in 2021. Realized losses recorded in 2020 and 2019 were $0.3 million and $0.2 million, respectively. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded during the years ended December 31, 2021 and 2020 were $5.1 million and $9.6 million, respectively. Unrealized losses on equity securities recorded during the years ended December 31, 2021 and 2020 were $1.8 million and $6.0 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs ( Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$628,740	$—	$—	$628,740
Cash equivalents	412,212	81,247	—	493,459
Available for sale securities:
Commercial paper	—	189,620	—	189,620
U.S. Treasury securities	—	77,789	—	77,789
Corporate debt securities	—	56,901	—	56,901
Debt mutual funds	7,971	—	—	7,971
U.S. government agency securities	—	4,610	—	4,610
Certificates of deposit and time deposits	—	1,356	—	1,356
Non-U.S. government securities	—	589	—	589
Equity securities:
Mutual funds	39,253	—	—	39,253

Total	$1,088,176	$412,112	$—	$1,500,288
Derivative assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Derivative liabilities	—	118	—	118

Total	$—	$118	$—	$118

Reported as follows:

	(Level 1)	(Level 2 )	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$1,040,952	$81,247	$—	$1,122,199
Marketable securities	—	244,231	—	244,231
Long-term marketable securities	47,224	86,634	—	133,858
Prepayments	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Other current liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

	December 31, 2020
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$443,166	$—	$—	$443,166
Cash equivalents	347,768	123,187	—	470,955
Available for sale securities:
U.S. Treasury securities	—	258,304	—	258,304
Commercial paper	—	254,413	—	254,413
Corporate debt securities	—	83,615	—	83,615
Debt mutual funds	8,565	—	—	8,565
U.S. government agency securities	—	4,339	—	4,339
Certificates of deposit and time deposits	—	979	—	979
Non-U.S. government securities	—	625	—	625
Equity securities:
Mutual funds	29,420	—	—	29,420

Total	$828,919	$725,462	$—	$1,554,381
Derivative assets	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Contingent consideration	$—	$—	$7,227	$7,227
Derivative liabilities	—	504	—	504

Total	$—	$504	$7,227	$7,731

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$790,934	$123,187	$—	$914,121
Marketable securities	—	522,280	—	522,280
Long-term marketable securities	37,985	79,995	—	117,980
Prepayments	—	95	—	95

Total	$828,919	$725,557	$—	$1,554,476

Liabilities
Other current liabilities	$—	$504	$—	$504
Long-term contingent consideration	—	—	7,227	7,227

Total	$—	$504	$7,227	$7,731

Changes in the fair value of Level 3 contingent consideration for the years ended December 31, 2021 and 2020 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2019	$39,705
Foreign currency impact	(355)
Payments (1)	(8,852)
Fair value adjustment (2)	(23,271)

Balance at December 31, 2020	7,227
Foreign currency impact	—
Payments	—
Fair value adjustment (3)	(7,227)

Balance at December 31, 2021	$—

(1)	During the year ended December 31, 2020, Teradyne paid $8.9 million of contingent consideration for the earn-out in connection with the acquisition of Mobile Industrial Robots (“MiR”).
(2)
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

(3)
During the year ended December 31, 2021, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide was reduced to zero, which resulted in a benefit of $7.2 million, primarily due to a decrease in forecasted revenues and earnings before interest and taxes. As of December 31, 2021, the maximum amount of contingent consideration that could be paid in connection with the acquisition of AutoGuide is $87.7 million. The remaining earn-out period ends on December 31, 2022. The sellers of AutoGuide have filed an arbitration claim against Teradyne related to allegations of non-compliance with the earn-out obligations.

The carrying amounts and fair values of Teradyne’s financial instruments at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$1,122,199	$1,122,199	$914,121	$914,121
Marketable securities	378,089	378,089	640,260	640,260
Derivative assets	92	92	95	95
Liabilities
Contingent consideration	—	—	7,227	7,227
Derivative liabilities	118	118	504	504
Convertible debt (1)	108,426	604,648	410,111	1,739,553

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion features.
The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.
The following tables summarize the composition of
available-for-sale
marketable securities at December 31, 2021 and 2020:

	December 31, 2021
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Commercial paper	$189,614	$15	$(9)	$189,620	$22,784
U.S. Treasury securities	77,707	551	(470)	77,789	46,435
Corporate debt securities	52,266	4,863	(227)	56,901	19,422
Debt mutual funds	7,928	43	—	7,971	—
U.S. government agency securities	4,617	5	(12)	4,610	3,296
Certificates of deposit and time deposits	1,356	—	—	1,356	—
Non-U.S. government securities	589	—	—	589	—

	$334,077	$5,477	$(718)	$338,836	$91,937

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$244,213	$64	$(46)	$244,231	$54,798
Long-term marketable securities	89,864	5,413	(672)	94,605	37,139

	$334,077	$5,477	$(718)	$338,836	$91,937

	December 31, 2020
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
U.S. Treasury securities	$257,132	$1,330	$(158)	$258,304	$17,243
Commercial paper	254,404	10	(1)	254,413	12,173
Corporate debt securities	76,129	7,539	(53)	83,615	39,896
Debt mutual funds	8,413	152	—	8,565	—
U.S. government agency securities	4,294	46	(1)	4,339	1,106
Certificates of deposit and time deposits	979	—	—	979	—
Non-U.S. government securities	625	—	—	625	—

	$601,976	$9,077	$(213)	$610,840	$70,418

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Marketable securities	$522,228	$92	$(40)	$522,280	$61,806
Long-term marketable securities	79,748	8,985	(173)	88,560	8,612

	$601,976	$9,077	$(213)	$610,840	$70,418

As of December 31, 2021, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $85.4 million and $6.5 million, respectively.
As of December 31, 2020, the fair market value of investments with unrealized losses less than one year totaled $70.4 million.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at December 31, 2021 and 2020, were not other than temporary.
The contractual maturities of investments in available-for-sale marketable securities held at December 31, 2021 were as follows:

	Cost	Fair Value

	(in thousands)
Due within one year	$244,213	$244,231
Due after 1 year through 5 years	41,459	41,377
Due after 5 years through 10 years	6,085	6,434
Due after 10 years	34,392	38,823

Total	$326,149	$330,865

Contractual maturities of investments in available-for-sale marketable securities held at December 31, 2021 exclude debt mutual funds with the fair market value of $8.0 million as they do not have a contractual maturity date.

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
To minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities denominated in foreign currencies, Teradyne enters into foreign currency forward contracts. The change in fair value of these derivatives is recorded directly in earnings and is used to offset the change in value of the monetary assets and liabilities denominated in foreign currencies.
At December 31, 2021 and 2020, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2021			December 31, 2020
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total

	(in millions)
Japanese Yen	$(31.4)	$—	$(31.4)	$(14.1)	$—	$(14.1)
Taiwan Dollar	(35.1)	—	(35.1)	(27.9)	—	(27.9)
Korean Won	(4.2)	—	(4.2)	(5.3)	—	(5.3)
British Pound Sterling	(1.8)	—	(1.8)	(1.0)	—	(1.0)
Singapore Dollar	—	61.9	61.9	—	52.3	52.3
Euro	—	44.9	44.9	—	43.9	43.9
Philippine Peso	—	3.9	3.9	—	5.0	5.0
Chinese Yuan	—	2.8	2.8	—	3.4	3.4

Total	$(72.5)	$113.5	$41.0	$(48.3)	$104.6	$56.3

The fair value of the outstanding contracts was a loss of $0.1 million and $0.4 million, respectively, at December 31, 2021 and 2020.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of December 31, 2021 and 2020:

	Balance Sheet Location	December 31, 2021	December 31, 2020
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$92	$95
Foreign exchange contracts	Other current liabilities	(118)	(504)

Total derivatives		$(26)	$(409)

The following table summarizes the effect of derivative instruments in the statements of operations recognized for the years ended December 31, 2021, 2020, and 2019.

	Location of Losses Recognized in Statement of Operations	December 31, 2021	December 31, 2020	December 31, 2019
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$6,488	$3,515	$5,960

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.
(2)	For the year ended December 31, 2021 net gains from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.1 million.
(3)	For the year ended December 31, 2020, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $2.6 million.
(4)	For the year ended December 31, 2019 net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.6 million.
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
There were no customers who accounted for more than 10% of our accounts receivable balance as of December 31, 2021.

As of December 31, 2020, a customer of our Semiconductor Test segment, JA Mitsui Leasing, LTD, accounted for
25
% of our accounts receivable balance. The balance was paid in full as of February 22, 2021.
I.    LEASES
Teradyne has facility and auto leases, which are accounted for as operating leases. Teradyne’s facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Remaining lease terms range from less than one year to twelve years.
Total lease expense for the year ended December 31, 2021 was $39.2 million and included $12.6 million of variable lease costs and $1.8 million of costs related to short-term leases, which are not recorded on the consolidated balance sheets.
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

At December
 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.3 years and 4.1%, respectively. At December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.2 years and 4.8%, respectively.
Supplemental cash flows information related to leases was as follows:

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows	$24,593	$24,136	$19,400
Right-of-use assets obtained in exchange for new lease obligations	34,246	14,801	26,739
Maturities of lease liabilities as of December 31, 2021 were as follows:

Operating Lease
(in thousands)
2022	$22,525
2023	16,187
2024	13,675
2025	10,717
2026	8,553
Thereafter	11,188

Total lease payments	82,845
Less imputed interest	(6,690)

Total lease liabilities	$76,155

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
, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price
of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing

circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. As of December 31, 2021, the conversion price was approximately
$31.52

per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances.
During 2021 sixty
four
holders converted $
343.0
million resulting in a loss of $
28.8
million recorded to other (income) expense on the consolidated statement of operations. The amount of the loss was determined using the conversion value of the conversion transactions based on the fair value of debt immediately prior to conversion using an updated remaining expected life of the debt instrument and an updated borrowing rate for a similar debt instrument that does not have an associated convertible feature.
As of February
23
, 2022,
eighty three holders had exercised the option to convert
$362.6 million worth of notes. On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash.
Concurrent with the offering of the Notes,

Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $
31.52
. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately
4.4
 million shares of Teradyne’s common stock.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of December 31, 2021, the strike price of the warrants was approximately $39.55 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
December 15, 2023 maturity date. Debt issuance costs of approximately $7.2 million are being amortized to

interest expense using the effective
interest method over the seven-year term of the Notes. As of December 31, 2021, debt issuance costs were approximately $0.6 million.
The below tables represent the key components of Teradyne’s convertible senior notes:

	December 31, 2021	December 31, 2020
	(in thousands)
Debt principal	$116,980	$459,971
Unamortized discount	8,554	49,860

Net carrying amount of convertible debt	$108,426	$410,111

Reported as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
Current debt	$19,182	$33,343
Long-term debt	89,244	376,768

Net carrying amount of convertible debt	$108,426	$410,111

	For the year s ended
	December 31, 2021	December 31, 2020

	(in thousands)
Contractual interest expense on the coupon	$3,009	$5,750
Amortization of the discount component and debt issue fees recognized as interest expense	11,019	15,454

Total interest expense on the convertible debt	$14,028	$21,204

As of December 31, 2021, the unamortized discount was $8.6 million, which will be amortized over two years using the effective interest rate method
,
 t
he carrying amount of the equity component was $100.8
 million,
 the conversion price was approximately $31.52 per share and if converted the value of the notes was $606.9 million.
Additional conversions of approximately $20.7 million of debt principal will occur in the first quarter of 2022.

Teradyne expects to make principal interest payments of $1.5 million in the next 12 months and $1.5 million thereafter.
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

On December 10, 2021, the
Credit Agreement
was amended to extend maturity date of the Credit Facility to December 10, 2026. The amended Credit Agreement provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders the available
incremental
amount
under the Credit Facility
,
 not
 to exceed
 the greater of
$200.0 million

or 15% of consolidated EBIDTA.

The interest rate applicable to loans under the Credit Facility are, at Teradyne’s option, equal to either a base rate plus a margin ranging from
0.00
% to
0.75
% per annum or LIBOR
plus a margin ranging from
1.00
% to
1.75
% per annum, based on the consolidated leverage ratio of Teradyne. In addition, Teradyne will pay a commitment fee on the unused portion of the commitments under the Credit Facility ranging from
0.15
% to
0.25
% per annum, based on the then applicable consolidated leverage ratio.
Teradyne is not required to repay any loans under the Credit Facility prior to maturity, subject to certain customary exceptions. Teradyne is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, other than customary LIBOR breakage costs.
The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit
Agreement
. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter; a consolidated leverage ratio and an interest coverage ratio.
The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.
As of December 31, 2021,
 the Credit Agreement was undrawn and
Teradyne was in compliance with all covenants under the Credit Agreement.

K.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Changes in accumulated other comprehensive (loss) income, which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total

	(in thousands)
Balance at December 31, 2019, net of tax of $0, $946, $(1,124), respectively	$(23,514)	$3,480	$1,180	$(18,854)

Other comprehensive income before reclassifications, net of tax of $0, $1,629, $0, respectively	48,903	5,839	—	54,742

Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(665), $(2), respectively	—	(2,365)	(7)	(2,372)

Net current period other comprehensive income (loss), net of tax of $0, $964, $(2), respectively	48,903	3,474	(7)	52,370

Balance at December 31, 2020, net of tax of $0, $1,910, $(1,126), respectively	$25,389	$6,954	$1,173	$33,516

Other comprehensive loss before reclassifications, net of tax of $0, $(578), $0, respectively	(36,207)	(2,255)	—	(38,462)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(277), $(2), respectively	—	(995)	(7)	(1,002)

Net current period other comprehensive loss, net of tax of $0, $(855), $(2), respectively	(36,207)	(3,250)	(7)	(39,464)

Balance at December 31, 2021, net of tax of $0, $1,055, $(1,128), respectively	$(10,818)	$3,704	$1,166	$(5,948)

Reclassifications out of accumulated other comprehensive (loss) inco
m
e to the statements of op
e
rations for the years ended December 31, 2021, 2020, and 2019, were as follows:

Details about Accumulated Other Comprehensive (Loss) Income Components	For the year s ended			Affected Line Item in the Statements of Operations
	December 31, 2021	December 31, 2020	December 31, 2019

	(in thousands)
Available-for-sale marketable securities
Unrealized gains, net of tax of $277, $665, $192, respectively	$995	$2,365	$690	Interest income
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $2, $2, $43, respectively	7	7	148	(a)

Total reclassifications, net of tax of $279, $667, $235, respectively	$1,002	$2,372	$838	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note P: “Retirement Plans.”

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
In the fourth quarter of 2021, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Wireless Test, and System Test reporting units and qualitative assessment for the Industrial Automation reporting unit. There was no impairment as a result of the annual test performed in the fourth quarter of 2021. Key assumptions in the goodwill valuation model are forecasted revenues, discount rate, earnings before interest and taxes, and revenue multiples from comparable companies. A change in any of these key assumptions could result in the reporting unit being impaired in a future period.
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

The changes in the carrying amount of goodwill by reportable segments for the years ended D
e
cember 31, 2021 and 2020 are as follows:

	Industrial Automation	Wireless Test	Semiconductor Test	System Test	Total

	(in thousands)
Balance at December 31, 2019:
Goodwill	$396,483	$361,819	$261,996	$158,699	$1,178,997
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	396,483	7,976	1,456	10,516	416,431
AutoGuide acquisition	(149)	—	—	—	(149)
Foreign currency translation adjustment	37,418	—	159	—	37,577

Balance at December 31, 2020:
Goodwill	433,752	361,819	262,155	158,699	1,216,425
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	433,752	7,976	1,615	10,516	453,859
Foreign currency translation adjustment	(27,781)	—	(54)	—	(27,835)

Balance at December 31, 2021:
Goodwill	405,971	361,819	262,101	158,699	1,188,590
Accumulated impairment losse s	—	(353,843)	(260,540)	(148,183)	(762,566)

	$405,971	$7,976	$1,561	$10,516	$426,024

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2021, 2020 and 2019.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2021
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$272,547	$(223,413)	$(4,093)	$45,041
Customer relationships	57,739	(48,921)	209	9,027
Tradenames and trademarks	59,387	(37,237)	(583)	21,567

Total intangible assets	$389,673	$(309,571)	$(4,467)	$75,635

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount

	(in thousands)
Developed technology	$272,547	$(210,479)	$(1,610)	$60,458
Customer relationships	66,239	(54,524)	305	12,020
Tradenames and trademarks	70,120	(42,344)	685	28,461

Total intangible assets	$408,906	$(307,347)	$(620)	$100,939

(1)	In 2021, $19.2 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.
Aggregate intangible assets amortization expense for the years ended December 31, 2021, 2020, and 2019, was $21.5 million, $30.8 million, and $40.1 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2022	$20,081
2023	19,592
2024	19,283
2025	11,546
2026	2,423
Thereafter	2,710
M.    COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of December 31, 2021, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $884.3 million, of which $839.2 million is for less than one year.
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
On March 8, 2021, Industrial Automation LLC submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand seeks full acceleration of the maximum earnout amount payable under the Purchase Agreement, or $106.9 million, for the alleged breach of the earnout provisions of the Purchase Agreement. On March 26, 2021, Teradyne and AutoGuide filed an answer denying that Teradyne and AutoGuide breached any provisions of the Purchase Agreement. The arbitration hearing is scheduled for March 21, 2022. While it is not possible at this stage to predict the outcome of the arbitration, a material loss is reasonably possible, but not estimab
le.

Teradyn
e and AutoGuide intend to vigorously defend against the Industrial Automation LLC claims. The ultimate amount of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide may be affected by the outcome of the arbitration.

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
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2021, and 2020, Teradyne had a product warranty accrual of $24.6 million and $16.6 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $64.2 million and $51.9 million, respectively, included in short and long-term deferred revenue and customer advances.
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
Based on historical experience and information known as of December 31, 2021, and 2020, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

N.    NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	2021	2020	2019
	(in thousands, except per share amounts)

Net income for basic and diluted net income per share	$1,014,589	$784,147	$467,468

Weighted average common shares-basic	164,960	166,120	170,425
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	9,956	6,989	2,698
Incremental shares from assumed conversion of convertible notes (2)	7,435	8,528	4,909
Restricted stock units	1,180	1,264	1,236
Stock options	86	131	178
Employee stock purchase rights	8	10	13

Dilutive potential common shares	18,665	16,922	9,034

Weighted average common shares-diluted	183,625	183,042	179,459

Net income per common share-basic	$6.15	$4.72	$2.74

Net income per common share-diluted	$5.53	$4.28	$2.60

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.55, multiplied by 14.6 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

(2)
Incremental shares from the assumed conversion of the convertible notes was calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.52, multiplied by 4.4 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for 2021 and 2020 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares and restricted stock units to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.
O.    RESTRUCTURING AND OTHER
During the year ended December 31, 2021, Teradyne recorded $1.5 million of severance charges primarily in Industrial Automation, $0.5 million of acquisition related compensation and expenses and $14.5

m
illion for other expenses, offset by a $7.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability.
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
During the year ended December 31, 2019, Teradyne recorded a gain of $22.2 million from the decrease in the fair value of the MiR contingent consideration liability, partially offset by a $3.0 million increase in the fair value of the AutoGuide contingent consideration, $2.9 million of severance charges related to headcount reductions primarily in Semiconductor Test and Industrial Automation, and $2.5 million for acquisition related expenses and compensation

P.    RETIREMENT PLANS
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
In 2021, Teradyne’s projected benefit obligations decreased primarily due to actuarial gains of approximately $8.7 million across all pension plans from increases in discount rates, and approximately $3.3 million gain from foreign exchange effects for foreign plans.
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
The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2021		2020
	United States	Foreign	United States	Foreign

	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$202,233	$50,988	$203,791	$43,952
Service cost	1,784	941	1,773	907
Interest cost	4,427	337	5,770	516
Actuarial (gain) loss	(6,432)	(2,257)	24,671	2,951
Benefits paid	(9,337)	(925)	(9,844)	(1,299)
Retiree annuity purchase	—	—	(24,379)	—
Liability (gain) loss due to settlement	(204)	—	451	—
Non-U.S. currency movement	—	(3,310)	—	3,961

End of year	192,472	45,774	202,233	50,988

Change in plan assets:
Fair value of plan assets:
Beginning of year	158,855	1,856	166,932	1,586
Actual return on plan assets	(3,217)	33	23,048	67
Company contributions	3,276	1,022	3,098	1,079
Benefits paid	(9,337)	(925)	(9,844)	(988)
Retiree annuity purchase	—	—	(24,379)	—
Non-U.S. currency movement	—	31	—	112

End of year	149,578	2,017	158,855	1,856

Funded status	$(42,894)	$(43,757)	$(43,378)	$(49,132)

The following table provides amounts recorded within the account line items of the statements of financial position as of December 31:

	2021		2020
	United States	Foreign	United States	Foreign

	(in thousands)
Retirement plans assets	$15,110	$—	$17,468	$—
Accrued employees’ compensation and withholdings	(3,288)	(936)	(3,273)	(1,019)
Retirement plans liabilities	(54,716)	(42,821)	(57,573)	(48,113)

Funded status	$(42,894)	$(43,757)	$(43,378)	$(49,132)

The accumulated benefit obligation for the United States defined benefit pension plans was $187.5 million and $196.7 million at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $42.5 million and $46.5 million at December 31, 2021 and 2020, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2021		2020
	United States	Foreign	United States	Foreign

	(in millions)
Projected benefit obligatio n	$58.0	$45.8	$60.8	$51.0
Accumulated benefit obligation	55.7	42.5	58.5	46.5
Fair value of plan assets	—	2.0	—	1.9
Expense
For the years ended December 31, 2021, 2020, and 2019, Teradyne’s net periodic pension cost (income) was comprised of the following:

	2021		2020		2019
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension Cost (Income):
Service cost	$1,784	$941	$1,773	$907	$1,608	$751
Interest cost	4,427	337	5,770	516	7,189	691
Expected return on plan assets	(3,858)	(67)	(4,840)	(65)	(6,042)	(29)
Net actuarial loss (gain)	643	(2,223)	6,463	2,949	2,973	4,485
Settlement (gain) loss	(204)	—	451	—	—	—

Total net periodic pension cost (income)	$2,792	$(1,012)	$9,617	$4,307	$5,728	$5,898

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2021		2020		2019
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	2.2%	0.7%	2.8%	1.1%	4.1%	1.8%
Expected return on plan assets	2.4	3.5	3.0	3.8	4.3	2.0
Salary progression rate	2.4	2.3	2.6	2.5	2.3	2.5

Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2021		2020
	United States	Foreign	United States	Foreign
Discount rate	2.6%	1.1%	2.2%	0.7%
Salary progression rate	2.4	2.2	2.4	2.3
In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their forecast of asset class return expectations. Teradyne believes that 2.4% was an appropriate rate to use for fiscal year 2021 for the U.S. Qualified Pension Plan (“U.S. Plan”).
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
The discount rate utilized to determine future pension obligations for the U.S. Plan is based on FTSE Pension Index adjusted for the plan’s expected cash flows and was 2.65% at December 31, 2021, up from 2.3% at December 31, 2020.
Plan Assets
As of December 31, 2021, the fair value of Teradyne’s pension plans’ assets totaled $151.6 million, of which $149.6 million was related to the U.S. Plan and $2.0 million was related to the Taiwan defined benefit pension plan. Substantially all of Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.
The following table provides weighted average pension asset allocation by asset category at December 31, 2021 and 2020:

	2021		2020
	United States	Foreign	United States	Foreign
Fixed income securities	94.0%	—%	94.0%	—%
Equity securities	5.0	—	5.0	—
Other	1.0	100.0	1.0	100.0

	100.0%	100.0%	100.0%	100.0%

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
During the years ended December 31, 2021 and December 31, 2020, there were no transfers of pension assets in or out of Level 1, Level 2, and Level 3.
The fair value of pension plan assets by asset category and by level at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$119,805	$—	$119,805	$—	$—	$—	$—
U.S. government securities	—	20,847	—	20,847	—	—	—	—
Global equity	—	7,426	—	7,426	—	—	—	—
Other	—	—	—	—	—	2,017	—	2,017
Cash and cash equivalents	1,500	—	—	1,500	—	—	—	—

Total	$1,500	$148,078	$—	$149,578	$—	$2,017	$—	$2,017

	December 31, 2020
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$127,098	$—	$127,098	$—	$—	$—	$—
U.S. government securities	—	22,250	—	22,250	—	—	—	—
Global equity	—	7,925	—	7,925	—	—	—	—
Other	—	—	—	—	—	1,856	—	1,856
Cash and cash equivalents	1,582	—	—	1,582	—	—	—	—

Total	$1,582	$157,273	$—	$158,855	$—	$1,856	$—	$1,856

Contributions

Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2021, Teradyne contributed $3.3 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries. During 2020, Teradyne contributed $3.1 million to the U.S. supplemental executive defined benefit pension plan and $1.1 million to certain qualified plans for non-U.S. subsidiaries. In 2022, contributions to the U.S. supplemental executive defined benefit pension plan and certain qualified plans from non-U.S. subsidiaries will be approximately $3.3 million and $1.0 million, respectively.
Contributions to the U.S. supplemental executive defined benefit pension plan and certain non-U.S. subsidiaries qualified plans will be approximately $6.7 million and $2.5 million, respectively, in 1 to 3 years, $7.2 million and $2.3 million, respectively, in 3 to 5 years and $18.3 million and $6.9 million, respectively, thereafter
.

Expected Future Pension Benefit Payments
Future benefit payments are expected to be paid as follows:

	United States	Foreign

	(in thousands)
2022	$9,784	$982
2023	9,386	1,268
2024	9,771	1,119
2025	10,333	1,074
2026	10,594	1,192
2027-2030	54,616	8,123
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

The December 31 balances of the postretirement assets and obligations are shown below:

	2021	2020

	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$8,515	$9,003
Service cost	64	57
Interest cost	170	240
Actuarial (gain) loss	(433)	421
Benefits paid	(1,107)	(1,205)

End of year	7,210	8,515

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	1,107	1,205
Benefits paid	(1,107)	(1,205)

End of year	—	—

Funded status	$(7,210)	$(8,515)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2021	2020

	(in thousands)
Accrued employees’ compensation and withholdings	$(930)	$(1,161)
Retirement plans liability	(6,280)	(7,354)

Funded status	$(7,210)	$(8,515)

The following table provides amounts recognized in accumulated other comprehensive income (loss) as of December 31:

	2021	2020

	(in thousands)
Prior service credit, before tax	$(40)	$(49)
Deferred taxes	(1,688)	(1,686)

Total recognized in other comprehensive income (loss), net of tax	$(1,728)	$(1,735)

Expense
For the years ended December 31, 2021, 2020, and 2019, Teradyne’s net periodic postretirement benefit (income) cost was comprised of the following:

	2021	2020	2019

	(in thousands)
Components of Net Periodic Postretirement Benefit (Income) Cost:
Service cost	$64	$57	$41
Interest cost	170	240	347
Amortization of prior service credit	(9)	(9)	(191)
Net actuarial (gain) loss	(433)	421	717

Total net periodic postretirement benefit (income) cost	(208)	709	914

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	9	9	191

Total recognized in net periodic postretirement (income) cost and other comprehensive income	$(199)	$718	$1,105

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2021	2020	2019
Discount rate	2.2%	3.0%	4.0%
Initial health care cost trend rate	7.3	7.1	7.5
Ultimate health care cost trend rate	4.5	4.5	4.5
Year in which ultimate health care cost trend rate is reached	2029	2026	2026

Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2021	2020	2019
Discount rate	2.6%	2.2%	3.0%
Initial medical trend	7.3	7.3	7.1
Ultimate health care trend	4.5	4.5	4.5
Medical cost trend rate decrease to ultimate rate in year	2029	2029	2026
Contributions
Contributions to the U.S. postretirement benefit plan will be approximately $0.9 million in 2022, $1.4 million in 1 to 3 years, $0.9 million in 3 to 5 years and $1.4 million, thereafter.
Expected Future Benefit Payments
Future benefit payments are expected to be paid as follows:

Benefit Payments
(in thousands)
2022	$930
2023	774
2024	641
2025	528
2026	419
2027-2030	1,408

Q.    STOCK-BASED COMPENSATION
Stock Compensation Plans
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
-year period, with 100% of the award vesting on the earlier of (a) the first anniversary of the grant date or (b) the date of the following year’s Annual Meeting of Shareholders. Teradyne expenses the cost of the restricted stock unit awards subject to time-based vesting, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.
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
During 2021, 2020 and 2019, Teradyne granted 0.3 million, 0.4 million and 0.8 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $114.16, $71.31, and $37.65, respectively.
During 2021, 2020 and 2019, Teradyne granted 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $128.70, $66.56, and $48.03, respectively.
During 2021, 2020 and 2019, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $113.65, $70.94 and $36.88, respectively.
During 2021, 2020 and 2019, Teradyne granted 0.1 million TSR PRSUs, with a grant date fair value of $125.02, $89.93, and $51.51, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	2021	2020	2019

Risk-free interest rate	0.2%	1.5%	2.6%
Teradyne volatility-historical	43.9%	34.9%	31.9%
NYSE Composite Index volatility-historical	22.9%	11.4%	11.9%
Dividend yield	0.4%	0.6%	1.0%
Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for each of the 2021, 2020 and 2019 grants over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of each of the grants. Dividend yield was based upon an estimated annual dividend amount of $0.40 per share for 2021, $0.40 per share for 2020 and $0.36 per share for 2019, divided by Teradyne’s stock price on the grant date of $113.48 for the 2021 grants, $72.10 for the 2020 grants and $37.95 for the 2019 grants.
During 2021, 2020 and 2019, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $36.60, $20.93, and $10.64, respectively.

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020	2019

Expected life (years)	5.0	5.0	5.0
Risk-free interest rate	0.4%	1.5%	2.5%
Volatility-historical	37.8%	32.0%	30.1%
Dividend yield	0.4%	0.5%	1.0%

Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.40 per share divided by Teradyne’s stock price on the grant date of $113.48 for the 2021 grants, $72.61 for the 2020 grants and $37.95 for the 2019 grants.
Stock compensation plan activity for the years 2021, 2020, and 2019, is as follows:

	2021	2020	2019

	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,789	2,269	2,454
Awarded	447	616	1,139
Vested	(749)	(1,028)	(1,237)
Forfeited	(70)	(68)	(87)

Non-vested at December 31	1,417	1,789	2,269

Stock Options:
Outstanding at January 1	216	319	506
Granted	34	56	102
Exercised	(78)	(159)	(280)
Forfeited	(1)	—	(7)
Expired	—	—	(2)

Outstanding at December 31	171	216	319

Vested and expected to vest at December 31	171	216	319

Exercisable at December 31	30	27	85

Total shares available for the years 2021, 2020, and 2019:

	2021	2020	2019

	(in thousands)
Shares available:
Available for grant at January 1	6,123	6,727	7,874
Options granted	(34)	(56)	(102)
Options forfeited	1	—	7
Restricted stock units awarded	(447)	(616)	(1,139)
Restricted stock units forfeited	70	68	87

Available for grant at December 31	5,713	6,123	6,727

Weighted average restricted stock unit award date fair value information for the years 2021, 2020, and 2019, is as follows:

	2021	2020	2019

Non-vested at January 1	$47.84	$35.58	$29.22
Awarded	115.51	72.76	39.08
Vested	43.99	31.53	23.59
Forfeited	65.52	45.36	35.60
Non-vested at December 31	$67.97	$47.84	$35.58
Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	(in thousands)
Vested	$101,679	$71,582	$46,110
Outstanding	231,763	214,509	154,752
Expected to vest	231,246	210,301	152,374
Restricted stock units weighted average remaining contractual terms (in years) information at December 31 for the years 2021, 2020, and 2019 is as follows:

	2021	2020	2019

Outstanding	0.89	0.96	1.02
Expected to vest	0.89	0.96	1.02
Weighted average stock options exercise price information for the year ended December 31, 2021 is as follows:

2021

Outstanding at January 1	$45.59
Options granted	113.48
Options exercised	39.68
Options forfeited	—
Options cancelled	2.67
Outstanding at December 31	62.13
Exercisable at December 31	34.65
The total cash received from employees as a result of employee stock options exercised during the years ended December 31, 2021, 2020, and 2019, was $3.1 million, $3.8 million, and $3.7 million, respectively. In connection with these exercises, the tax benefit realized by Teradyne for the years ended December 31, 2021, 2020, and 2019, was $0.4 million, $1.5 million, and $2.0 million, respectively.
Stock option aggregate intrinsic value information for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019

	(in thousands)
Exercised	$6,345	$9,682	$9,232
Outstanding	17,356	16,083	12,218
Vested and expected to vest	13,500	13,499	7,701
Exercisable	3,856	2,584	4,517

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2021, 2020, and 2019 is as follows:

	2021	2020	2019
Outstanding	4.4	4.6	4.2
Vested and expected to vest	4.8	4.9	5.0
Exercisable	2.5	2.5	2.1
As of December 31, 2021, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $50.6 million and is expected to be recognized over a weighted average period of 2.4 years.
In 2021, 2020 and 2019, Teradyne recognized a discrete tax benefit of $14.7 million, $9.6 million and $4.9 million, respectively, related to net excess tax benefit.
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
Period”) in a
pro-rated
amount based on the number of days that Mr. Beecher was employed during 2019; unvested, performance-based restricted stock units awarded in 2019 will vest on the date the amount of shares underlying the performance-based restricted stock units are determined in a pro-rated
amount of shares based on the number of days that Mr. Beecher was empl
o
yed during 2019; vested options or options that vest during the
Non-Competition
Period may be exercised for the remainder of the applicable option ter
m. During 2019, Teradyne recorded a stock-based compensation expense of $2.1 million related to the Retirement Agreement.
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
In July 2021, 0.1 million shares of common stock were issued to employees who participated in the plan during the first half of 2021 at the price of $113.87 per share. In January 2022, Teradyne issued 0.1 million shares of common stock to employees who participated in the plan during the second half of 2021 at the price of $139.00 per share.
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
As of December 31, 2021, there were 4.2 million shares available for grant under the ESPP.

The following table provides the effect to income from operations for recording stock-based compensation for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019

	(in thousands)
Cost of revenues	$4,196	$4,227	$3,480
Engineering and development	9,783	12,039	9,913
Selling and administrativ e	31,664	28,640	24,504

Stock-based compensation	45,643	44,906	37,897
Income tax benefit	(14,389)	(13,060)	(8,360)

Total stock-based compensation expense after income taxes	$31,254	$31,846	$29,537

R.    SAVINGS PLAN
Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). The Savings Plan provides for a discretionary employer match that is determined each year. In 2021, 2020 and 2019, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.
In addition, Teradyne sponsors an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. The liability for the U.S. Supplemental Savings Plan at December 31, 2021 and 2020, was $47.2 million and $38.0 million, respectively, and is included in retirement plan liabilities. Teradyne contributes to defined contributions savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statements of operations for the years ended December 31, 2021, 2020, and 2019 were $26.9 million, $21.7 million, and $20.9 million, respectively.

S.    INCOME TAXES
The components of income before income taxes and the provision (benefit) for income taxes as shown in the consolidated statements of operations were as follows:

	2021	2020	2019

	(in thousands)
Income before income taxes:
U.S.	$403,451	$312,153	$192,442
Non-U.S.	757,504	588,862	333,330

	$1,160,955	$901,015	$525,772

Provision (benefit) for income taxes:
Current:
U.S. Federal	$58,218	$58,678	$19,297
Non-U.S.	105,153	75,193	52,810
State	300	(1,315)	(4,347)

	163,671	132,556	67,760

Deferred:
U.S. Federal	(15,106)	(12,604)	(4,522)
Non-U.S.	(4,300)	(5,127)	(8,007)
State	2,101	2,043	3,073

	(17,305)	(15,688)	(9,456)

Total provision for income taxes:	$146,366	$116,868	$58,304

Income tax
expense for 2021, 2020 and 2019 totaled $146.4 million, $116.9 million, and $58.3 million, respectively. The effective tax rate for 2021, 2020 and 2019 was 12.6%, 13.0% and 11.1%, respectively.
On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”), making significant changes to the Internal Revenue Code. The Tax Reform Act has significant direct and indirect implications for accounting for income taxes under ASC 740, “Accounting for Income Taxes” some of which could not be calculated with precision until further clarification and guidance was made available from tax authorities, regulatory bodies or the FASB. In light of this uncertainty, on December 22, 2017 the SEC issued Staff Accounting Bulletin (“SAB”) No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” to address uncertainty in the application of U.S. GAAP when the registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. In accordance with SAB 118, Teradyne recorded $186.0 million of additional income tax expense in the fourth quarter of 2017 which represented Teradyne’s best estimate of the impact of the Tax Reform Act in accordance with Teradyne’s understanding of the Tax Reform Act and available guidance as of that date. The $186.0 million was primarily composed of expense of $161.0 million related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings, $33.6 million of expense related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, and a benefit of $10.3 million associated with the impact of correlative adjustments on uncertain tax positions. In accordance with the requirements of SAB 118, in the fourth quarter of 2018, Teradyne completed its analysis of the effect of the Tax Reform Act based on the application of the most recently available guidance as of December 31, 2018 and recorded $49.5 million of net income tax benefit. The net benefit consisted of $51.7 million of benefit resulting from a reduction in the estimate of the one-time transition tax on the mandatory deemed repatriation of foreign earnings and an expense of $2.2 million associated with the impact of correlative adjustments on uncertain tax positions. Teradyne will pay approximately $7.9 million related to the transition tax in 2022, $22.7 million in 1 to 3 years, and $44.3 million in 3 to 5 years.

Teradyne has
made an accounting policy election to account for global intangible low-taxed
income (“GILTI”) as a component of tax expense in the period in which Teradyne is subject to the rules and therefore did not provide any deferred tax impacts of GILTI in its consolidated financial statements.
On July 27, 2015, in Altera Corp. (“Altera”) v. Commissioner, the U.S. Tax Court issued an opinion invalidating the regulations relating to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision was issued by the Tax Court in December 2015. The IRS appealed the decision in June 2016. On July 24, 2018, the U.S. Court of Appeals for the Ninth Circuit (“Ninth Circuit”) issued a decision that was subsequently withdrawn and a reconstituted panel conferred on the appeal. On June 7, 2019, the Ninth Circuit upheld the cost-sharing regulations. On November 12, 2019 the Ninth Circuit denied Altera’s petition for rehearing of its case. Altera’s application for certiorari to the Supreme Court was declined on June 22, 2020. In the fourth quarter of 2020 and 2021, Teradyne recognized approximately $2.3 million of tax expense and $2.5 million of tax benefit in 2020 and 2021, respectively, related to the inclusion of stock-based compensation in its intercompany cost-sharing arrangement.
The decrease in the effective tax rate from 2020 to 2021 is primarily attributable to a decrease in the expense from U.S. global low-taxed
income partially offset by a decrease in the benefit from foreign tax credits and a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions.
The increase in the effective tax rate from 2019 to 2020 is primarily attributable to a reduction in the benefit from releases of reserves for uncertain tax positions, a reduction in benefit from foreign tax credits and an increase in the expense from U.S. global low-taxed
income. These increases in expense were partially offset by a decrease in the transition tax on the mandatory deemed repatriation of foreign earnings and shift in the geographic distribution of income, which increases the income subject to taxation in lower tax rate jurisdictions relative to higher tax rate jurisdictions.
A reconciliation
of the effective tax rate for the years 2021, 2020 and 2019 is as follows:

	2021	2020	2019
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
U.S. global intangible low-taxed income	0.6	2.1	1.8
State income taxes, net of federal tax benefit	0.2	0.3	0.5
Foreign taxes	(4.5)	(5.6)	(4.0)
U.S. foreign derived intangible income	(2.3)	(2.2)	(2.6)
U.S. research and development credit	(1.4)	(1.3)	(1.8)
Equity compensation	(0.9)	(0.6)	(0.7)
Foreign tax credits	(0.5)	(1.2)	(1.6)
Uncertain tax positions	(0.4)	(0.1)	(4.3)
U.S. transition tax	—	—	1.9
Other, net	0.8	0.6	0.9

	12.6%	13.0%	11.1%

Teradyne
qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2021, 2020 and 2019 were $33.3 million or $0.18 per diluted share, $29.9 million or $0.16 per diluted share and $15.1 million or $0.08 per diluted share, respectively. In November 2020, Teradyne entered into an agreement with the Singapore

Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025
.
Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2021 and
2020
were as follows:

	2021	2020

	(in thousands)
Deferred tax assets:
Tax credits	$98,378	$87,595
Accruals	41,459	33,156
Pension liabilities	28,722	28,348
Inventory valuations	20,991	18,427
Lease liability	16,484	12,627
Deferred revenue	11,164	9,235
Equity compensation	6,630	6,543
Vacation accrual	6,050	5,890
Investment impairment	3,292	3,292
Net operating loss carryforwards	1,721	1,823
Other	774	626

Gross deferred tax assets	235,665	207,562
Less: valuation allowance	(97,170)	(84,962)

Total deferred tax assets	$138,495	$122,600

Deferred tax liabilities:
Right of use assets	$(14,738)	$(10,688)
Depreciation	(10,691)	(14,525)
Intangible assets	(8,531)	(12,726)
Contingent consideration	(5,214)	(3,515)
Marketable securities	(3,220)	(3,344)
Other	—	(710)

Total deferred tax liabilities	$(42,394)	$(45,508)

Net deferred assets	$96,101	$77,092

As of
December 31, 2021 and 2020, Teradyne evaluated the likelihood that it would realize deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2021 and 2020, Teradyne maintained a valuation allowance for certain deferred tax assets of $
97.0
million and $
85
.0 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December
31, 2021, Teradyne had tax effected operating loss carryforwards that expire in the following years:

	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2022	$144	$53
2023	208	—
2024	51	—
2025	4	—
2026	—	—
2027-2031	361	173
2032-2036	58	13
Beyond 2036	22	—
Non-expiring	13	621

Total	$861	$860

Teradyne has approximately $128.9 million of tax credit carryforwards including federal business tax credits of approximately $1.9 million which expire in 2028 through 2031, and state tax credits of $127.1 million, of which $68.7 million do not expire and the remainder expires in the years 2022 through 2041.
Teradyne’s gross unrecognize
d
 tax benefits for the years ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019

	(in thousands)
Beginning balance as of January 1	$17,903	$21,180	$43,395
Additions:
Tax positions for current year	1,417	1,082	1,322
Tax positions for prior years	30	66	8,043
Reductions:
Tax positions for prior years	(1,639)	(2,989)	(31,397)
Expiration of statutes	(3,246)	(1,436)	(183)

Ending balance as of December 31	$14,465	$17,903	$21,180

Current year additions relate to federal and state research credits. Prior year additions relate to state research credits. Prior year reductions are composed of federal reserves related to transfer pricing and research credits which resulted from the expiration of statute for 2017 U.S. federal tax return in the fourth quarter of 2021 and state research credits.
Of the $14.5 million of unrecognized tax benefits as of December 31, 2021, $9.5 million would impact the consolidated income tax rate if ultimately recognized. The remaining $4.9 million would impact deferred taxes if recognized.

As of December
31, 2021, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $3.0 million in the next twelve months as a result of a lapse of statutes of limitation. The estimated decrease relates to loss carryforwards, research credits and U.S. manufacturing activities deductions.
Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2021 and 2020 amounted to

$0.3 million and $1.2 million, respectively. For the years ended December 31, 2021, 2020 and 2019, benefit of $0.9 million, expense of $0.2 million and benefit of $1.1 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2021, all material state and local income tax matters have been concluded through 2016, all material federal income tax matters have been concluded through 2017 and all material foreign income tax matters have been concluded through 2013. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.
As of December 31, 2021, Teradyne is not permanently reinvested with respect to the unremitted earnings of non-U.S. subsidiaries to the extent that those earnings exceed local statutory and operational requirements. Remittance of those earnings is not expected to result in material income tax.
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

Segment information for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Other	Consolidated

	(in thousands)
2021
Revenues	$2,642,342	$467,739	$375,905	$216,895	$—	$3,702,881
Income (loss) before taxes (1)(2)	976,988	163,064	(8,167)	83,543	(54,473)	1,160,955
Total assets (3)	1,245,596	170,954	701,196	107,513	1,584,166	3,809,425
Property additions	115,618	3,905	9,821	3,128	—	132,472
Depreciation and amortization expense	75,982	3,156	27,336	6,055	12,956	125,485
2020
Revenues	$2,259,597	$409,729	$279,731	$173,016	$(604)	$3,121,469
Income (loss) before taxes (1)(2)	739,695	152,092	(24,019)	41,950	(8,703)	901,015
Total assets (3)	1,070,378	138,295	712,936	106,273	1,624,464	3,652,346
Property additions	168,055	3,092	8,899	4,931	—	184,977
Depreciation and amortization expense	64,998	3,426	36,242	6,258	15,819	126,743
2019
Revenues	$1,552,571	$287,455	$298,139	$157,315	$(515)	$2,294,965
Income (loss) before taxes (1)(2)	416,973	93,543	(5,916)	35,585	(14,413)	525,772
Total assets (3)	784,808	131,428	671,559	97,299	1,101,920	2,787,014
Property additions	112,145	3,059	9,076	10,362	—	134,642
Depreciation and amortization expense	59,197	5,518	40,904	5,365	9,671	120,655

(1)
Included in Corporate and Other are: loss on convertible debt conversions, contingent consideration adjustments, investment impairment, interest income, interest expense, pension and postretirement plan actuarial gains (losses), severance charges, net foreign exchange gains (losses), intercompany eliminations and acquisition related: (a) charges; (b) legal fees; (c) compensation.

(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, loss on convertible debt conversions and inventory charges.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Year s Ended December 31,
	2021	2020	2019

	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$6,661	$11,013	$8,731
Contract termination settlement fe e	—	4,000	—
Restructuring and other—employee severance	—	—	1,277
System Test:
Cost of revenues—inventory charge	$641	$887	$2,000
Industrial Automation:
Cost of revenues—inventory charge	$6,403	$834	$508
Restructuring and other—employee severance	1,210	1,584	796
Restructuring and other—acquisition related expenses and compensation	1,000	985	741
Wireless:
Cost of revenues—inventory charge	$1,770	$4,800	$4,005
Corporate and Other:
Other (income) expense, net—loss on convertible debt conversion	$28,828	$—	$—
Restructuring and other—other	13,971	—	—
Restructuring and other—AutoGuide contingent consideration adjustment	(7,227)	(19,724)	2,976
Restructuring and other—acquisition related expenses and compensation	(513)	1,728	1,765
Restructuring and other—MiR contingent consideration adjustment	—	(3,546)	(22,199)
Other (income) expense, net—investment impairment charge	—	—	15,000
Selling and administrative—equity modification charge	—	766	2,108

Information as to Teradyne’s revenues by country is as follows:

	2021	2020	2019

	(in thousands)
Revenues from customers (1):
Taiwan	$1,117,874	$1,178,068	$485,681
China	631,963	465,722	514,327
Korea	502,167	391,571	239,504
United States	392,626	321,674	333,059
Europe	259,954	205,587	219,015
Philippines	166,838	68,887	54,560
Japan	166,231	143,983	175,322
Thailand	138,812	138,787	87,503
Malaysia	136,774	56,096	58,200
Singapore	121,582	76,460	84,111
Rest of the World	68,060	74,634	43,683

	$3,702,881	$3,121,469	$2,294,965

(1)	Revenues attributable to a country are based on location of customer site.
In 2021 and 2020, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of Teradyne’s Semiconductor Test segment, accounted for 12% and 15%, respectively, of Teradyne’s consolidated revenues. In 2019, no single direct customer accounted for more than 10% of Teradyne’s consolidated revenues. Teradyne estimates consolidated revenues driven by one OEM customer, combining direct sales to that customer with sales to the customer’s OSATs (which include Taiwan Semiconductor Manufacturing Company Ltd.), accounted for approximately 19%, 25% and 10% of its consolidated revenues in 2021, 2020 and 2019, respectively.

Teradyne estimates consolidated revenues driven by Huawei Technologies Co., Ltd. (“Huawei”), combining direct sales to that customer with sales to the customer’s OSATs, accounted for approximately
0
%,
3
% and
11
% of its consolidated revenues in
2021,

2020
and
2019
, respectively.
Long-lived assets by geographic area:

	United States	Foreign(1)	Total

	(in thousands)
December 31, 2021	$308,438	$147,609	$456,047
December 31, 2020	$291,234	$158,135	$449,369

(1)	As of December 31, 2021 and 2020, long-lived assets attributable to Singapore were $39.4 million and $62.5 million, respectively.
U.    STOCK REPURCHASE PROGRAM
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. In 2021, Teradyne repurchased 4.8 million shares of common stock for $600.0 million at an average price of $125.74 per share. Teradyne intends to repurchase a minimum of $750.0 million of its common stock in 2022.
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
V.    SUBSEQUENT EVENTS
In January 2022, Teradyne’s Board of Directors declared a 10% increase in the quarterly cash dividend to $0.11 per share to be paid on March 18, 2022 to shareholders of record as of February 18, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.
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

Item 9B:	Other Information
None.

Item 9C:	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance
Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 13, 2022. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 13, 2022. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 13, 2022. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 13, 2022. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services
Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 13, 2022. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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
15(c) Financial Statement Schedules

TERADYNE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period

	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2021 Allowance for doubtful account	$2,034	$500	$(27)	$495	$2,012

2020 Allowance for doubtful account	$1,736	$356	$32	$90	$2,034

2019 Allowance for doubtful account	$1,673	$87	$28	$52	$1,736

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2021 Inventory reserve	$110,587	$15,475	$1,335	$13,342	$114,055

2020 Inventory reserve	$103,556	$17,534	$(521)	$9,982	$110,587

2019 Inventory reserve	$100,779	$15,244	$(85)	$12,382	$103,556

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2021 Valuation allowance	$84,962	$13,502	$—	$1,294	$97,170

2020 Valuation allowance	$77,177	$7,785	$—	$—	$84,962

2019 Valuation allowance	$69,852	$7,325	$—	$—	$77,177

Item 16:	Form 10-K Summary
Not applicable.

EXHIBIT INDEX
The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on January 28, 2021.

4.1	Indenture dated as of December 12, 2016, between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed on December 12, 2016.

4.2	First Supplemental Indenture dated as of November 4, 2021 between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

4.3	Description of Teradyne, Inc. Securities Registered under Section 12 of the Exchange Act.	Filed herewith.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement)—Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.5	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.6†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.7	2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

10.8	Danish Sub-Plan to the 2006 Equity and Cash Compensation Incentive Plan.	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Exhibit No.	Description	SEC Document Reference

10.9	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.9 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.10	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.11	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.11 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.12 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

10.14	Danish Sub-Plan to the 1996 Employee Stock Purchase Plan.	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.15	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended October 3, 2021.

10.16	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	Agreement Regarding Termination Benefits dated January 22, 2014 between Teradyne and Mark Jagiela.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.19	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Executive Officer Retirement Agreement dated July 17, 2019 between Teradyne and Gregory R. Beecher.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.21	Executive Officer Change in Control Agreement dated January 22, 2014 between Teradyne and Mark Jagiela, as amended.*	Exhibit 10.29 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.22	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.23	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

Exhibit No.	Description	SEC Document Reference

10.24	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.25	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.26	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.27	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.28	Executive Change in Control Agreement dated February 8, 2016 between Teradyne, Inc. and Greg Smith.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.29	Employment Agreement dated February 8, 2016 between Teradyne, Inc. and Greg Smith.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.30	Teradyne Offer of Employment dated February 8, 2019 for Sanjay Mehta.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.31	Executive Officer Change in Control Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.32	Employment Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.33	Agreement Regarding Termination Benefits dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.4 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.34	Executive Officer Change in Control Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.35	Employment Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.36	Time-Based Restricted Stock Unit Agreement dated May 1, 2019 for Sanjay Mehta under 2006 Equity and Cash Compensation Plan.*	Exhibit 10.5 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.37	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit No.	Description	SEC Document Reference

10.38	LitePoint Corporation 2002 Stock Plan.	Exhibit 10.43 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

10.39	Letter Agreement, dated December 6, 2016, between Barclays Bank PLC and Teradyne, Inc., regarding the Base Warrants.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.40	Letter Agreement, dated December 6, 2016, between Bank of America, N.A., and Teradyne, Inc. regarding the Base Warrants.	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.41	Letter Agreement, dated December 6, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Base Warrants.	Exhibit 10.3 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.42	Letter Agreement, dated December 6, 2016, between Barclays Bank PLC and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.4 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.43	Letter Agreement, dated December 6, 2016, between Bank of America, N.A. and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.5 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.44	Letter Agreement, dated December 6, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.6 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.45	Letter Agreement, dated December 9, 2016, between Barclays Bank PLC and Teradyne, Inc., regarding the Additional Warrants	Exhibit 10.7 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.46	Letter Agreement, dated December 9, 2016, between Bank of America, N.A., and Teradyne, Inc. regarding the Additional Warrants.	Exhibit 10.8 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.47	Letter Agreement, dated December 9, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Additional Warrants.	Exhibit 10.9 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.48	Letter Agreement, dated December 9, 2016, between Barclays Bank PLC and Teradyne, Inc. regarding the Additional Call Option Transaction.	Exhibit 10.10 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.49	Letter Agreement, dated December 9, 2016, between Bank of America, N.A. and Teradyne, Inc. regarding the Additional Call Option Transaction	Exhibit 10.11 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

Exhibit No.	Description	SEC Document Reference

10.50	Letter Agreement, dated December 9, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Additional Call Option Transaction.	Exhibit 10.12 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.51	Credit Agreement dated May 1, 2020 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 5, 2020.

10.52	First Amendment to Credit Agreement dated December 10, 2021 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Filed herewith.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

101
The following financial information from Teradyne, Inc.’s Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of February 2022.

T ERADYNE , I NC .

By:	/ S / S ANJAY M EHTA
Sanjay Mehta,
Vice President, Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ P AUL J. T UFANO Paul J. Tufano	Chair of the Board	February 23, 2022

/S/ M ARK E . J AGIELA Mark E. Jagiela	Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2022

/S/ S ANJAY M EHTA Sanjay Mehta	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2022

/S/ M ICHAEL A. B RADLEY Michael A. Bradley	Director	February 23, 2022

/S/ E DWIN J. G ILLIS Edwin J. Gillis	Director	February 23, 2022

/S/ T IMOTHY E. G UERTIN Timothy E. Guertin	Director	February 23, 2022

/S/ P ETER H ERWECK Peter Herweck	Director	February 23, 2022

/S/ M ERCEDES J OHNSON Mercedes Johnson	Director	February 23, 2022

/S/ M ARILYN M ATZ Marilyn Matz	Director	February 23, 2022

/S/ Fouad Tamer Fouad Tamer	Director	February 23, 2022