Form 10-Q
period 2022-04-03
TERADYNE, INC
filed 2022-05-06
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of May 2, 2022 was
 160,203,017 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2022	December 31, 2021

	(in thousands, except per share amount)
ASSETS

Current assets:

Cash and cash equivalents	$794,603	$1,122,199
Marketable securities	282,016	244,231
Accounts receivable, less allowance for credit losses of $1,891 and $2,012 at April 3, 2022 and December 31, 2021, respectively	546,881	550,749
Inventories, net	259,341	243,330
Prepayments	479,414	406,266
Other current assets	12,127	9,452

Total current assets	2,374,382	2,576,227
Property, plant and equipment, net	399,485	387,240
Operating lease right-of-use assets, net	67,718	68,807
Marketable securities	126,130	133,858
Deferred tax assets	113,556	102,428
Retirement plans assets	14,669	15,110
Other assets	23,480	24,096
Acquired intangible assets, net	69,846	75,635
Goodwill	419,888	426,024

Total assets	$3,609,154	$3,809,425

LIABILITIES
Current liabilities:
Accounts payable	$156,493	$153,133
Accrued employees’ compensation and withholdings	139,287	253,667
Deferred revenue and customer advances	155,761	146,185
Other accrued liabilities	118,252	124,187
Operating lease liabilities	18,523	19,977
Income taxes payable	103,386	88,789
Current debt	20,497	19,182

Total current liabilities	712,199	805,120
Retirement plans liabilities	151,697	151,141
Long-term deferred revenue and customer advances	51,698	54,921
Long-term other accrued liabilities	15,748	15,497
Deferred tax liabilities	4,927	6,327
Long-term operating lease liabilities	55,934	56,178
Long-term incomes taxes payable	67,041	67,041
Debt	75,378	89,244

Total liabilities	1,134,622	1,245,469

Commitments and contingencies ( N ote Q )
Mezzanine equity:
Convertible common shares	—	1,512
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 161,053 and 162,251 shares issued and outstanding at April 3, 2022 and December 31, 2021, respectively	20,132	20,281
Additional paid-in capital	1,711,690	1,811,545
Accumulated other comprehensive loss	(19,479)	(5,948)
Retained earnings	762,189	736,566

Total shareholders’ equity	2,474,532	2,562,444

Total liabilities, convertible common shares and shareholders’ equity	$3,609,154	$3,809,425

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands, except per share amount)

Revenues:
Products	$625,875	$660,508
Services	129,495	121,098

Total revenues	755,370	781,606
Cost of revenues:
Cost of products	243,016	267,784
Cost of services	57,421	52,204

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	300,437	319,988

Gross profit	454,933	461,618
Operating expenses:
Selling and administrative	140,185	129,797
Engineering and development	108,116	100,402
Acquired intangible assets amortization	5,063	5,536
Restructuring and other	15,714	(7,130)

Total operating expenses	269,078	228,605

Income from operations	185,855	233,013
Non-operating (income) expense:
Interest income	(703)	(808)
Interest expense	1,012	6,004
Other (income) expense, net	5,187	3,824

Income before income taxes	180,359	223,993
Income tax provision	18,431	18,481

Net income	$161,928	$205,512

Net income per common share:
Basic	$1.00	$1.23

Diluted	$0.92	$1.09

Weighted average common shares—basic	162,048	166,491

Weighted average common shares—diluted	175,575	187,740

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Net income	$161,928	$205,512
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0 and $0, respectively	(8,076)	(21,123)
Available-for-sale marketable securities:
Unrealized losses on marketable securities arising during period, net of tax of $(1,333) and $(908), respectively	(5,388)	(3,270)
Less: Reclassification adjustment for gains included in net income, net of tax of $(18) and $(123), respectively	(65)	(444)

	(5,453)	(3,714)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0 and $0, respectively	(2)	(2)

Other comprehensive loss	(13,531)	(24,839)

Comprehensive income	$148,397	$180,673

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
		(in thousands)
For the Three Months Ended April 3, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		552	70	(14,644)			(14,574)
Stock-based compensation expense				14,204			14,204
Repurchase of common stock		(1,750)	(219)			(211,247)	(211,466)
Cash dividends ($0.11 per share)						(17,908)	(17,908)
Settlements of convertible notes		509	64	(157)			(93)
Exercise of convertible notes hedge call options		(509)	(64)	64			—
Cumulative-effect of change in accounting principle related to convertible debt	(1,512)			(99,322)		92,850	(6,472)
Net income						161,928	161,928
Other comprehensive loss					(13,531)		(13,531)

Balance, April 3, 2022	$—	161,053	$20,132	$1,711,690	$(19,479)	$762,189	$2,474,532

For the Three Months Ended April 4, 2021
Balance, December 31, 2020	$3,787	166,123	$20,765	$1,765,323	$33,516	$387,414	$2,207,018
Net issuance of common stock under stock-based plans		670	84	(14,071)			(13,987)
Stock-based compensation expense				13,359			13,359
Repurchase of common stock		(374)	(47)			(47,141)	(47,188)
Cash dividends ($0.10 per share)						(16,682)	(16,682)
Settlements of convertible notes		1,222	153	157,529			157,682
Exercise of convertible notes hedge call options		(1,222)	(153)	(158,723)			(158,876)
Convertible common shares	(2,554)			2,554			2,554
Net income						205,512	205,512
Other comprehensive loss					(24,839)		(24,839)

Balance, April 4, 2021	$1,233	166,419	$20,802	$1,765,971	$8,677	$529,103	$2,324,553

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Cash flows from operating activities:

Net income	$161,928	$205,512
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	22,503	23,910
Stock-based compensation	12,894	12,232
Amortization	5,233	9,822
Deferred taxes	11,288	(1,057)
Losses (gains) on investments	2,001	(2,491)
Provision for excess and obsolete inventory	1,590	2,285
Loss on convertible debt conversion s	—	4,069
Contingent consideration fair value adjustment s	—	(7,227)
Other	177	200
Changes in operating assets and liabilities
Accounts receivable	208	(87,512)
Inventories	(9,480)	(35,870)
Prepayments and other assets	(74,305)	(86,131)
Accounts payable and other accrued expenses	(124,382)	(10,571)
Deferred revenue and customer advances	6,747	7,952
Retirement plan contributions	(1,329)	(1,925)
Income taxes	(7,611)	4,941

Net cash provided by operating activities	7,462	38,139

Cash flows from investing activities:
Purchases of property, plant and equipment	(43,999)	(39,250)
Purchases of marketable securities	(165,977)	(211,604)
Proceeds from maturities of marketable securities	96,682	194,228
Proceeds from sales of marketable securities	30,581	61,293

Net cash (used for) provided by investing activities	(82,713)	4,667

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	16,475	17,144
Repurchase of common stock	(201,465)	(45,188)
Payments related to net settlement of employee stock compensation awards	(31,048)	(30,675)
Payments of convertible debt principal	(20,694)	(51,275)
Dividend payments	(17,895)	(16,667)

Net cash used for financing activities	(254,627)	(126,661)

Effects of exchange rate changes on cash and cash equivalents	2,282	883

Decrease in cash and cash equivalents	(327,596)	(82,972)
Cash and cash equivalents at beginning of period	1,122,199	914,121

Cash and cash equivalents at end of period	$794,603	$831,149

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$2,500	$3,840
The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed
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
B. ACCOUNTING POLICIES
Basis of Presentation
The consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts may have been reclassified to conform to the current year presentation. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form
10-K,
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 23, 2022, for the year ended December 31, 2021.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an on-going
basis, management evaluates its estimates, including those related to inventories, investments, goodwill, intangible and other long-lived assets, accounts receivable, income taxes, deferred tax assets and liabilities, pensions, warranties, and loss contingencies. Management bases its estimates on historical experience and on appropriate and customary assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. Management is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form
10-Q.
These estimates may change, as new events occur and additional information is obtained. Actual results may differ significantly from these estimates under different assumptions or conditions.
Convertible Debt
Teradyne adopted Accounting Standards Update (“ASU”) ASU
2020-06
–
“Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,”
on January 1, 2022 using the modified retrospective method of adoption
.
Under ASU
2020-06,
Teradyne accounts for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. Teradyne uses the if-converted
method in the diluted earnings per share (“EPS”) calculation for convertible instruments. As a result of adoption, Teradyne recorded an increase of
$1.4 million to current debt for unsettled shares, an increase of $6.6 million to long-term debt
for unamortized debt discount, and an increase to retained earnings of $92.8 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in
capital was reduced by $99.3 million.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the three months ended April 3, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.

D. INVESTMENT IN OTHER COMPANY
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At April 3, 2022, the value of the investment was $12.0 million, and there was no change during the three months ended April 3, 2022.
E. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Industrial Automation
	System on-a- Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide	Wireless Test	Corporate and Eliminations	Total

	(in thousands)
For the Three Months Ended April 3, 2022 (1)
Timing of Revenue Recognition

Point in Time	$323,456	$88,723	$105,288	$83,182	$16,534	$210	$48,429	$(346)	$665,476
Over Time	63,129	7,033	13,380	2,102	674	487	3,089	—	89,894

Total	$386,585	$95,756	$118,668	$85,284	$17,208	$697	$51,518	$(346)	$755,370

Geographical Market
Asia Pacific	$340,741	$93,151	$73,784	$18,621	$2,592	$—	$34,946	$—	$563,835
Americas	29,714	2,046	36,608	28,148	7,867	697	9,687	(346)	114,421
Europe, Middle East and Africa	16,130	559	8,276	38,515	6,749	—	6,885	—	77,114

Total	$386,585	$95,756	$118,668	$85,284	$17,208	$697	$51,518	$(346)	$755,370

For the Three Months Ended April 4, 2021 (1)
Timing of Revenue Recognition
Point in Time	$364,190	$101,892	$119,314	$64,007	$14,064	$(120)	$37,880	$(143)	$701,084
Over Time	56,040	5,941	13,523	1,594	67	339	3,018	—	80,522

Total	$420,230	$107,833	$132,837	$65,601	$14,131	$219	$40,898	$(143)	$781,606

Geographical Market
Asia Pacific	$387,236	$104,049	$99,520	$17,833	$3,447	$—	$33,532	$—	$645,617
Americas	20,779	3,420	27,659	18,153	5,153	219	5,769	(143)	81,009
Europe, Middle East and Africa	12,215	364	5,658	29,615	5,531	—	1,597	—	54,980

Total	$420,230	$107,833	$132,837	$65,601	$14,131	$219	$40,898	$(143)	$781,606

(1)
Includes $2.3 million and $3.1 million in 2022 and 2021, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

Contract Balances
During the three months ended April 3, 2022 and April 4, 2021, Teradyne recognized $35.0 million and $27.8 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of April 3, 2022, Teradyne has $1,417.4 million of unsatisfied performance obligations. Teradyne expects to recognize 89% of the remaining performance obligations in the next 12 months

and
11% in
1-3
years.
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	April 3, 2022	December 31, 2021
	(in thousands)
Maintenance, service and training	$83,212	$81,826
Customer advances, undelivered elements and other	58,521	55,112
Extended warranty	65,726	64,168

Total deferred revenue and customer advances	$207,459	$201,106

Accounts Receivable
During the three months ended April 3, 2022 and April 4, 2021, Teradyne sold certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. During the three months ended April 3, 2022 and April 4, 2021, total trade accounts receivable sold under the factoring agreements were
$19.4 million and $7.3 million
,
respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by
operating activities in the consolidated statements of cash flows.
F. INVENTORIES
Inventories, net consisted of the following at April 3, 2022 and December 31, 2021:

	April 3, 2022	December 31, 2021

	(in thousands)

Raw material	$187,856	$155,641
Work-in-process	30,877	37,740
Finished goods	40,608	49,949

	$259,341	$243,330

Inventory reserves at April 3, 2022 and December 31, 2021 were $112.8 million and $114.1 million, respectively.
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
During the three months ended April 3, 2022 and April 4, 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three months ended April 3, 2022 and April 4, 2021 were $0.4 million and $1.2 million, respectively. Realized losses recorded in the three months ended April 3, 2022 were $0.2 million. No realized losses were recorded in the three months ended April 4, 2021. Realized gains and losses are included in other (income) expense, net.
Unrealized losses on equity securities recorded in the three months ended April 3, 2022 were $2.2 million. Unrealized gains on equity securities recorded in the three months ended April 4, 2021 were $1.4 million. Unrealized gains and losses on equity securities are included in other (income) expense, net.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss).
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 3, 2022 and December 31, 2021.

	April 3, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets

Cash	$508,245	$—	$—	$508,245
Cash equivalents	212,647	73,711	—	286,358
Available-for-sale securities:
Commercial paper	—	179,481	—	179,481
U.S. Treasury securities	—	119,837	—	119,837
Corporate debt securities	—	53,161	—	53,161
Debt mutual funds	7,030	—	—	7,030
U.S. government agency securities	—	4,714	—	4,714
Certificates of deposit and time deposits	—	1,312	—	1,312
Non-U.S. government securities	—	578	—	578
Equity securities:
Mutual funds	42,033	—	—	42,033

	$769,955	$432,794	$—	$1,202,749
Derivative assets	—	9	—	9

Total	$769,955	$432,803	$—	$1,202,758

Liabilities
Derivative liabilities	$—	$469	$—	$469

Total	$—	$469	$—	$469

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$720,892	$73,711	$—	$794,603
Marketable securities	—	282,016	—	282,016
Long-term marketable securities	49,063	77,067	—	126,130
Prepayments	—	9	—	9

Total	$769,955	$432,803	$—	$1,202,758

Liabilities
Other current liabilities	$—	$469	$—	$469

Total	$—	$469	$—	$469

	December 31, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets

Cash	$628,740	$—	$—	$628,740
Cash equivalents	412,212	81,247	—	493,459
Available for sale securities:
Commercial paper	—	189,620	—	189,620
U.S. Treasury securities	—	77,789	—	77,789
Corporate debt securities	—	56,901	—	56,901
Debt mutual funds	7,971	—	—	7,971
U.S. government agency securities	—	4,610	—	4,610
Certificates of deposit and time deposits	—	1,356	—	1,356
Non-U.S. government securities	—	589	—	589
Equity securities:
Mutual funds	39,253	—	—	39,253

Total	$1,088,176	$412,112	$—	$1,500,288
Derivative assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Derivative liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$1,040,952	$81,247	$—	$1,122,199
Marketable securities	—	244,231	—	244,231
Long-term marketable securities	47,224	86,634	—	133,858
Prepayments	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Other current liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

Changes in the fair value of Level 3 contingent consideration for the three months ended April 3, 2022, and April 4, 2021 were as follows:

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Balance at beginning of period	$—	$7,227
Fair value adjustment (a)	—	(7,227)

Balance at end of period	$—	$—

(a)
In the three months ended April 4, 2021, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide was reduced to zero, which resulted in a benefit of $7.2 million, primarily due to a decrease in forecasted revenues and earnings before interest and taxes.

On March 25, 2022, the arbitration claim filed by Industrial Automation LLC, sellers of AutoGuide, against Teradyne alleging non-compliance
with the
earn-out
provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide was settled for
$26.7 million. As a result, Teradyne has no remaining
earn-out
obligations.
The carrying amounts and fair values of Teradyne’s financial instruments at April 3, 2022 and December 31, 2021 were as follows:

	April 3, 2022		December 31, 2021

	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$794,603	$794,603	$1,122,199	$1,122,199
Marketable securities	408,146	408,146	378,089	378,089
Derivative assets	9	9	92	92
Liabilities
Derivative liabilities	469	469	118	118
Convertible debt	95,875	323,670	108,426	604,648
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.

The following table summarizes the composition of
available-for-sale
marketable securities at April 3, 2022:

	April 3, 2022
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)

Commercial paper	$179,736	$3	$(258)	$179,481	$106,951
U.S. Treasury securities	121,504	8	(1,675)	119,837	114,043
Corporate debt securities	53,079	1,585	(1,503)	53,161	32,283
Debt mutual funds	7,150	—	(120)	7,030	—
U.S. government agency securities	4,795	—	(81)	4,714	4,714
Certificates of deposit and time deposits	1,312	—	—	1,312	—
Non-U.S. government securities	578	—	—	578	—

	$368,154	$1,596	$(3,637)	$366,113	$257,991

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)

Marketable securities	$282,563	$11	$(558)	$282,016	$202,243
Long-term marketable securities	85,591	1,585	(3,079)	84,097	55,748

	$368,154	$1,596	$(3,637)	$366,113	$257,991

The following table summarizes the composition of
available-for-sale
marketable securities at December 31, 2021:

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

As of April 3, 2022, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $248.2 million and $9.8 million
,
respectively. As of December 31, 2021, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $85.4 million and $6.5 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at April 3, 2022 and December 31, 2021 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at April 3, 2022 were as follows:

	April 3, 2022
	Cost	Fair Market Value

	(in thousands)
Due within one year	$282,563	$282,016
Due after 1 year through 5 years	36,844	35,718
Due after 5 years through 10 years	6,117	5,978
Due after 10 years	35,480	35,371

Total	$361,004	$359,083

Contractual maturities of investments in
available-for-sale
securities held at April 3
, 2022
exclude debt mutual funds with a fair market value of $7.0 million, as they do not have a contractual maturity date.

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
At April 3, 2022 and December 31, 2021, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	April 3, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(45.9)	$—	$(45.9)	$(31.4)	$—	$(31.4)
Taiwan Dollar	(43.7)	—	(43.7)	(35.1)	—	(35.1)
Korean Won	(5.0)	—	(5.0)	(4.2)	—	(4.2)
British Pound Sterling	(2.9)	—	(2.9)	(1.8)	—	(1.8)
Singapore Dollar	—	75.5	75.5	—	61.9	61.9
Euro	—	42.3	42.3	—	44.9	44.9
Philippine Peso	—	3.8	3.8	—	3.9	3.9
Chinese Yuan	—	2.8	2.8	—	2.8	2.8

Total	$(97.5)	$124.4	$26.9	$(72.5)	$113.5	$41.0

The fair value of the outstanding contracts was a loss of $0.5 million and $0.1 million, respectively, at April 3, 2022 and December 31, 2021.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of April 3, 2022 and December 31,
2021:

	Balance Sheet Location	April 3, 2022	December 31, 2021

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$9	$92
Foreign exchange contracts	Other current liabilities	(469)	(118)

Total derivatives		$(460)	$(26)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended April 3, 2022 and April 4, 2021:

	Location of (Gains) Losses	For the Three Months Ended
	Recognized in Statement of Operations	April 3, 2022	April 4, 2021

		(in thousands)
Derivatives not designated as hedging instruments:

Foreign exchange contracts	Other (income) expense, net	$(1,752)	$2,118

(1)	The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies.
(2)	For the three months ended April 3, 2022 , net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $4.3 million.
(3)	For the three months ended April 4, 2021, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.2 million.
See Note H: “Debt” regarding derivatives related to the convertible senior notes.

H. DEBT
Convertible Senior Notes
On December 12,
2016
, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due
December 15, 2023
and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase

program
from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest at a rate of
1.25
% per year
payable semiannually in arrears on June 15 and December 15 of each year
. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after
March 31, 2017
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
until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. As of April 3, 2022, the conversion price was approximately $
31.51
per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of May 6, 2022, ninety eight holders had exercised the option to convert $
373.5
 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.51.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of April 3, 2022, the strike price of the warrants was approximately $39.54 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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
Originally, Teradyne
allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represent ed
a discount to the debt and
was
amortized to interest expense using the effective interest method through December 2023.
Effective January 1, 2022, Teradyne adopted ASC 2020-06 using the modified retrospective method of transition and accounts for the debt as a single liability measured at its amortized cost. As a result of the adoption, Teradyne recorded an increase of
$1.4
million to current debt for unsettled shares, an increase of
$6.6 million
to long-term debt for unamortized debt discount, and an increase to retained earnings of
$92.8 million
for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in capital was reduced by
$99.3 million.
On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash.
Debt issuance

fees
of approximately $0.4 million
, at April 3, 2022,
are being amortized to interest expense using the effective interest method over the seven-year term of the Notes.

1
4

The below tables represent the key components of Teradyne’s convertible senior notes:

	April 3, 2022	December 31, 2021

	(in thousands)
Debt principal	$96,285	$116,980
Unamortized debt issuance fees (1)	410	8,554

Net carrying amount of convertible debt	$95,875	$108,426

Reported as follows:

	April 3, 2022	December 31, 2021

	(in thousands)
Current debt	$20,497	$19,182
Long-term debt	75,378	89,244

Net carrying amount of convertible debt	$95,875	$108,426

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Contractual interest expense on the coupon	$311	$1,239
Amortization of debt issuance fees recognized as interest expense (2)	66	3,836

Total interest expense on the convertible debt	$377	$5,075

(1)	Unamortized debt issuance fees as of December 31, 2021 include unamortized debt discount of $8.1 million, which was eliminated with the adoption of ASU 2020-6 on January 1, 2022.
(2)	Three months ended April 4, 2021 includes the amortization of debt discount component, which was eliminated with the adoption of ASU 2020-06 on January 1, 2022.
As of April 3, 2022, the conversion price was approximately $31.51 per share and the if-converted
value of the notes was $355.6 million.
During the three months ended April 3, 2022, eleven debt holders elected to convert $20.7 million of debt principal. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 0.5 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
Additional conversions of approximately $20.5 million of debt principal will occur in the second quarter of 2022 and the liability is included in current debt.
Teradyne expects to make principal interest payments of $1.2 million in the next 12 months and $1.2 million thereafter.
Revolving Credit Facility
On May 1, 2020, Teradyne entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provide
d
for a three-year, senior secured revolving credit facility of $400.0 million (the “Credit Facility”).
On December 10, 2021, the Credit Agreement was amended to extend maturity date of the Credit Facility to December 10, 2026. The amended Credit Agreement provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders the available incremental amount under the Credit Facility, not to exceed the greater of $200.0 million or 15% of consolidated EBIDTA. The interest rate applicable to loans under the Credit Facility are, at Teradyne’s option, equal to either a base rate plus a margin ranging from 0.00% to 0.75% per annum or LIBOR plus a margin ranging from 1.00% to 1.75% per annum, based on the consolidated leverage ratio of Teradyne. In addition, Teradyne will pay a commitment fee on the unused portion of the commitments under the Credit Facility ranging from 0.15% to 0.25% per annum, based on the then applicable consolidated leverage ratio.

1
5

Teradyne is not required to repay any loans under the Credit Facility prior to maturity, subject to certain customary exceptions. Teradyne is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, other than customary LIBOR breakage costs.
The Credit Agreement contains customary events of default, representations, warranties and affirmative and negative covenants that, among other things, limit Teradyne’s ability to sell assets, grant liens on assets, incur other secured indebtedness and make certain investments and restricted payments, all subject to exceptions set forth in the Credit Agreement. The Credit Agreement also requires Teradyne to satisfy two financial ratios measured as of the end of each fiscal quarter a consolidated leverage ratio and an interest coverage ratio.
The Credit Facility is guaranteed by certain of Teradyne’s domestic subsidiaries and collateralized by assets of Teradyne and such subsidiaries, including a pledge of 65% of the capital stock of certain foreign subsidiaries.
As of May 6, 2022, Teradyne has not borrowed any funds under the credit facility and was in compliance with all covenants.
I. PREPAYMENTS
Prepayments consist of the following:

	April 3, 2022	December 31, 2021

	(in thousands)
Contract manufacturer and supplier prepayments	$441,665	$364,478
Prepaid maintenance and other services	14,772	13,660
Prepaid taxes	10,756	15,090
Other prepayments	12,221	13,038

Total prepayments	$479,414	$406,266

J. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)

Balance at beginning of period	$24,577	$16,633
Accruals for warranties issued during the period	4,100	11,881
Accruals related to pre-existing warranties	(2,758)	447
Settlements made during the period	(5,814)	(5,068)

Balance at end of period	$20,105	$23,893

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)

Balance at beginning of period	$64,168	$51,929
Deferral of new extended warranty revenue	11,774	7,517
Recognition of extended warranty deferred revenue	(10,216)	(5,538)

Balance at end of period	$65,726	$53,908

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
Non-GAAP
PBIT is a financial measure equal to GAAP income from operations less restructuring and other, amortization of acquired intangible assets; acquisition and divestiture related charges or credits; pension actuarial gains and losses; and other non-recurring
gains and charges. The final number of PBIT PRSUs that vest will vary based upon the level of performance achieved from 0% to 200% of the target shares. The PBIT PRSUs will vest upon the three-year anniversary of the grant date. Compensation expense is recognized on a straight-line basis over the shorter of the three-year service period or the period from the grant date to the date described in the retirement provisions below. Compensation expense for executive officers meeting the retirement provisions prior to the grant date is recognized during the year following the grant. Compensation expense is recognized based on the number of units that are earned based upon the three-year Teradyne PBIT as a percent of Teradyne’s revenue, provided the executive officer remains an employee at the end of the three-year period subject to the retirement and termination eligibility provisions noted below.

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

During
 the three months ended April
3
,
2022
and April
4
,
2021
, Teradyne granted
0.4
 million and
0.3
 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $
111.31
and $
112.55
, respectively.
During the three months ended April 3, 2022 and April 4, 2021, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $110.84 and $112.28, respectively.
During the three months ended April 3, 2022 and April 4, 2021, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $101.06 and $125.02, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	April 3, 2022	April 4, 2021
Risk-free interest rate	1.4%	0.2%
Teradyne volatility-historical	47.1%	43.9%
NYSE Composite Index volatility-historical	22.7%	22.9%
Dividend yield	0.4%	0.4%

Expected

volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $
0.44
per share divided by Teradyne’s stock price on the grant date of $
112.12
for the 2022 grant and an estimated annual dividend amount of $
0.40
per share divided by Teradyne’s stock price on the grant date of $
113.48
for the 2021 grant.
During the three months ended April 3, 2022 and April 4, 2021, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $39.01 and $36.60, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 3, 2022	April 4, 2021
Expected life (years)	4.0	5.0
Risk-free interest rate	1.6%	0.4%
Volatility-historical	43.7%	37.8%
Dividend yield	0.4%	0.4%
Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grant and an estimated annual dividend amount of $0.40 per share divided by Teradyne’s stock price on the grant date of $113.48 for the 2021 grant.
L. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total

	(in thousands)
Three Months Ended April 3, 2022
Balance at December 31, 2021, net of tax of $0, $1,055, $(1,128), respectively	$(10,818)	$3,704	$1,166	$(5,948)
Other comprehensive loss before reclassifications, net of tax of $0, $(1,333), $0, respectively	(8,076)	(5,388)	—	(13,464)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(18), $0, respectively	—	(65)	(2)	(67)

Net current period other comprehensive loss, net of tax of $0, $(1,351), $0, respectively	(8,076)	(5,453)	(2)	(13,531)

Balance at April 3, 2022, net of tax of $0, $(296), $(1,128), respectively	$(18,894)	$(1,749)	$1,164	$(19,479)

Three Months Ended April 4, 2021
Balance at December 31, 2020, net of tax of $0, $1,910, $(1,126), respectively	$25,389	$6,954	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(908), $0, respectively	(21,123)	(3,270)	—	(24,393)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(123), $0, respectively	—	(444)	(2)	(446)

Net current period other comprehensive loss, net of tax of $0, $(1,031), $0, respectively	(21,123)	(3,714)	(2)	(24,839)

Balance at April 4, 2021, net of tax of $0, $879, $(1,126), respectively	$4,266	$3,240	$1,171	$8,677

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended April 3, 2022 and April 4, 2021 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		Affected Line Item in the Statements of Operations

	April 3,	April 4,
	2022	2021

	(in thousands)
Available-for-sale marketable securities:
Unrealized gains, net of tax of $18 and $123, respectively	$65	$444	Other (income) expense, net
Defined benefit pension and postretirement plans:
Amortization of prior service cre dit , net of tax of $0 and $0, respectively	2	2	(a)

Total reclassifications, net of tax of $18 and $123, respectively	$67	$446	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note P : “Retirement Plans.”
M. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. In the three months ended April 3, 2022
,
there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

The changes in the carrying amount of goodwill by reportable segments for the three months ended April 3, 2022, were as follows:

	Industrial Automation	Wireless Test	Semiconductor Test	System Test	Total

	(in thousands)
Balance at December 31, 2021
Goodwill	$405,971	$361,819	$262,101	$158,699	$1,188,590
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total goodwill	405,971	7,976	1,561	10,516	426,024

Foreign currency translation adjustment	(6,122)	—	(14)	—	(6,136)

Balance at April 3, 2022
Goodwill	399,849	361,819	262,087	158,699	1,182,454
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total goodwill	$399,849	$7,976	$1,547	$10,516	$419,888

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount

	(in thousands)
Balance at April 3, 2022

Developed technology	$272,547	$(226,648)	$(4,565)	$41,334
Customer relationships	57,739	(49,492)	194	8,441
Tradenames and trademarks	59,387	(38,494)	(822)	20,071

Total intangible assets	$389,673	$(314,634)	$(5,193)	$69,846

Balance, December 31, 2021
Developed technology	$272,547	$(223,413)	$(4,093)	$45,041
Customer relationships	57,739	(48,921)	209	9,027
Tradenames and trademarks	59,387	(37,237)	(583)	21,567

Total intangible assets	$389,673	$(309,571)	$(4,467)	$75,635

Aggregate

intangible asset amortization expense for the three months ended April 3, 2022 and April 4, 2021 was $
5.1
 million and $
5.5
 million, respectively.
Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter
is as follows:

Year	Amortization Expense
(in thousands)
2022	$14,879
2023	19,377
2024	19,069
2025	11,456
2026	2,404
Thereafter	2,661
N. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 3,	April 4,
	2022	2021

	(in thousands, except per share amounts)

Net income for basic and diluted net income per share	$161,928	$205,512

Weighted average common shares-basic	162,048	166,491
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	10,028	9,429
Incremental shares from assumed conversion of convertible notes (2)	2,541	10,310
Restricted stock units	875	1,395
Stock options	69	108
Employee stock purchase plan	14	7

Dilutive potential common shares	13,527	21,249

Weighted average common shares-diluted	175,575	187,740

Net income per common share-basic	$1.00	$1.23

Net income per common share-diluted	$0.92	$1.09

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price of $39.54, multiplied by 14.6 million shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

(2)
Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price of $31.51, multiplied by 3.4 million shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three months ended April 3, 2022 and April 4, 2021 excludes the effect of the potential vesting of 0.1 million and 0.1 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
O. RESTRUCTURING AND OTHER
During the three months ended April 3, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on
 March
 25,
2022 for $26.7 million. Previously, in the three months ended December 31, 2021, Teradyne recorded a charge of $12.0 million related to this earn-out dispute.
During the three months ended April 4, 2021, Teradyne recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability.

P. RETIREMENT PLANS
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
In the

three
months ended April
3
,
2022
and April
4
,
2021
, Teradyne contributed $
0.8
 million and $
0.8
 million, respectively, to the U.S. supplemental executive defined benefit pension plan
,
and $
0.3
 million and $
0.3
 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three months ended April 3, 2022 and April 4, 2021, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	April 3, 2022		April 4, 2021

	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$397	$206	$453	$243
Interest cost	1,222	118	1,100	87
Expected return on plan assets	(732)	(20)	(936)	(16)

Total net periodic pension cost	$887	$304	$617	$314

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
For the three months ended April 3, 2022 and April 4, 2021, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Service cost	$17	$16
Interest cost	44	44
Amortization of prior service credit	(2)	(2)

Total net periodic postretirement benefit cost	$59	$58

Q. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of April 3, 2022, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $904.0 million, of which $826.7 million is for less than one year.
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
On March 8, 2021, Industrial Automation LLC, sellers of AutoGuide, submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand sought ful
l acceleration of the maximum earn-out amount payable under the Purchase Agreement, or $106.9 million, for the alleged breach of the earn-out provisions of the Purchase Agreement. On March 21, 2022, the arbitration claim was settled for
$26.7
million. As a result, Teradyne has no remaining earn-
out
obligations.
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
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of April 3, 2022 and December 31, 2021, Teradyne had a product warranty accrual of $20.1 million and $24.6 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $65.7 million and $64.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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
Based on historical experience and information known as of April 3, 2022 and December 31, 2021, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.
R. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended
	April 3, 2022	April 4, 2021

US statutory federal tax rate	21.0%	21.0%
Non-deductible officers’ compensation	1.1	0.8
Discrete benefit related to equity compensation	(6.6)	(6.2)
Foreign taxes	(3.4)	(4.7)
Tax credits	(1.6)	(1.3)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.3)	(1.5)
Other, net	1.0	0.2

Effective tax rate	10.2%	8.3%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of April 3, 2022, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of April 3, 2022 and December 31, 2021, Teradyne had $14.6 million and $14.5 million, respectively, of reserves for uncertain tax positions. The $0.1 million net increase in reserves for uncertain tax positions is related to U.S. federal research and development credits generated in the current year.
As of April 3, 2022, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.2 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to loss carryforwards.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of April 3, 2022 and December 31, 2021, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended April 3, 2022 and April 4, 2021, expense of $0.1 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended April 3, 2022 was $3.5 million, or $0.02 per diluted share. The tax savings due to the tax holiday for the three months ended April 4, 2021 was $6.2 million, or $0.03 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
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
Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Segment information for the three months ended April 3, 2022 and April 4, 2021 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Eliminations	Consolidated

	(in thousands)
Three Months Ended April 3, 2022
Revenues	$482,341	$118,668	$103,189	$51,518	$(346)	$755,370
Income (loss) before income taxes (1)(2)	149,705	41,322	(5,098)	18,619	(24,189)	180,359
Total assets (3)	1,296,070	187,283	675,560	113,821	1,336,420	3,609,154
Three Months Ended April 4, 2021
Revenues	$528,063	$132,837	$79,951	$40,898	$(143)	$781,606
Income (loss) before income taxes (1)(2)	176,368	51,061	(12,967)	9,616	(85)	223,993
Total assets (3)	1,243,358	179,195	672,596	104,367	1,520,201	3,719,717

(1)
Included in Corporate and Eliminations are: legal fees, contingent consideration fair value adjustments, interest income, interest expense, severance charges, net foreign exchange gains (losses), acquisition related charges and compensation, intercompany eliminations and for the three months ended April 4, 2021, loss on convertible debt conversions.

(2)
Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and, for the three months ended April 4, 2021, loss on convertible debt conversions.

(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 3, 2022	April 4, 2021

	(in thousands)
Semiconductor Test:

Cost of revenues—inventory charge	$—	$1,079
Industrial Automation:
Cost of revenues—inventory charge	$—	$1,221
Wireless:
Cost of revenues—inventory charge	$877	$—
Corporate and Eliminations :
Restructuring and other— legal settlement charge	$14,700	$—
Restructuring and other—AutoGuide contingent consideration adjustment	—	(7,227)
Other (income) expense, net—loss on convertible debt conversion s	—	4,069
Restructuring and other—acquisition related expenses and compensation	—	(513)

T. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase a minimum of $750.0 million of its common stock in
2022.

During
the three months ended April 3, 2022, Teradyne repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share. During the three months ended April 4, 2021, Teradyne repurchased 0.4 million shares of common stock for $45.2 million at an average price of $120.73 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of April 3, 2022 were 6.5 million shares of common stock for $801.5 million at an average price per share of $122.89.

The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2022, Teradyne’s Board of Directors declared a 10% increase in the quarterly cash dividend to $0.11 per share. Dividend payments for the three months ended April 3, 2022 were $17.9 million. In January 2021, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three months ended April 4, 2021 were $16.7 million.
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
and Part I, Item 1A “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.
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
In 2022, we expect lower demand in the mobility segment of our Semiconductor Test business due to a slower technology transition in one of our largest end-markets.
We expect this demand to accelerate in 2023 as a result of the expected ramp in 3 nanometer volume production. We also expect demand in the automotive segment to strengthen through 2022.
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
We expect our UR and MiR businesses to continue to grow in 2022, while our AutoGuide business will focus on continuing to invest to scale and integrate high payload AMR solutions. Both our test and industrial automation businesses will continue to be impacted by supply constraints which will in turn impact our revenue and may, along with inflation, increase costs in 2022.
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
Impact of the
COVID-19
Pandemic on our Business
The novel coronavirus
(COVID-19)
pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccination and testing mandates, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. We are continuing to monitor the rapidly evolving situation regarding the
COVID-19
pandemic particularly in China and the availability and impact of vaccinations globally. However, we are unable to accurately predict the full impact of
COVID-19,
which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges or new strains or variants of the virus in areas where we do business, the availability and use of vaccinations, any further government actions to contain the virus or treat its impact, continuing shutdowns in China, and how quickly and to what extent normal economic and operating conditions can resume.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 6, 2022, the date of issuance of this Quarterly Report on Form
10-Q.
Health and Safety
In response to the
COVID-19
pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, contract manufacturers and suppliers and we have complied with all government orders around the globe. The spread of
COVID-19
has caused us to modify our business practices, including implementing social distancing protocols, suspending employee travel, requiring employees to work remotely and cancelling physical participation in meetings. We may take further actions as may be required or recommended by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
Operations
We believe the
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our first quarter of 2022 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in supply constraints and in short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the
COVID-19
pandemic.
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
Demand
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets. Demand for our Test products in China and other countries was strong throughout 2021 and in the first quarter of 2022. The
COVID-19
pandemic could cause further economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is continued uncertainty related to the impact of the
COVID-19
pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the
COVID-19
pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, we amended the credit agreement to extend its maturity to December 10, 2026 as further described in Note H: “Debt.” As of May 6, 2022, we have not borrowed any funds under the credit facility.
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

Impact of Russia’s invasion of Ukraine on our Business
We currently do not expect a significant impact on our results of operations in the future due to Russia’s invasion of Ukraine, as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although Teradyne does not have significant operations in Russia, the sanctions could impact Teradyne’s business in other countries and could have a negative impact on the Company’s future revenue and supply chain, either of which could adversely affect Teradyne’s business and financial results.
See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 for our risk factors regarding risks associated with both the
COVID-19
pandemic and international conflicts.
Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 3, 2022 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, except as noted below.
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
Convertible Debt
We adopted Accounting Standards Update (“ASU”) ASU
2020-06
–
“Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,”
on January 1, 2022 using the modified retrospective method of adoption
.
Under ASU
2020-06,
we account for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. We use the if-converted
method in the diluted EPS calculation for convertible instruments. As a result of adoption, we recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $92.8 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in
capital was reduced by $99.3 million.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 3, 2022	April 4, 2021

Percentage of revenues:
Revenues:
Products	83%	85%
Services	17	15

Total revenues	100	100
Cost of revenues:
Cost of products	32	34
Cost of services	8	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40	41

Gross profit	60	59
Operating expenses:
Selling and administrative	19	17
Engineering and development	14	13
Acquired intangible assets amortization	1	1
Restructuring and other	2	(1)
Total operating expenses	36	29

Income from operations	25	30
Non-operating (income) expense:
Interest income	—	—
Interest expense	—	1
Other (income) expense, net	1	—

Income before income taxes	24	29
Income tax provision	2	2

Net income	21%	26%

Results of Operations
First Quarter 2022 Compared to First Quarter 2021
Revenues
Revenues by our reportable segments were as follows:

	April 3, 2022	April 4, 2021	Dollar Change

	(in millions)
Semiconductor Test	$482.3	$528.1	$(45.8)
System Test	118.7	132.8	(14.1)
Industrial Automation	103.2	80.0	23.2
Wireless Test	51.5	40.9	10.6

	$755.4	$781.7	$(26.3)

The decrease in Semiconductor Test revenues of $45.8 million, or 8.7%, was driven primarily by lower tester sales in high performance compute processor and industrial applications and lower memory test sales of flash memory testers. The decrease in System Test revenues of $14.1 million, or 10.6%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers, partially offset by greater sales in Defense/Aerospace and Production Board Test. The increase in Industrial Automation revenues of $23.2 million, or 29.0%, was driven primarily by higher demand for collaborative robotic arms and MiR’s autonomous mobile robots. The rise in Wireless Test revenues of $10.6 million, or 25.9%, was primarily due to increase in connectivity test products and higher demand in ultra-wide band wireless test.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	April 3, 2022	April 4, 2021

China	19%	19%
Taiwan	18	33
United States	15	10
Korea	13	8
Europe	10	7
Japan	6	3
Malaysia	5	4
Thailand	5	7
Singapore	4	3
Philippines	2	4
Rest of World	3	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	April 3, 2022	April 4, 2021	Dollar/Point Change

	(in millions)
Gross profit	$454.9	$461.6	$(6.7)
Percent of total revenues	60.2%	59.1%	1.1
Gross profit as a percent of revenue increased by 1.1 points, primarily due to product mix in Semiconductor Test.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	April 3, 2022	April 4, 2021	Dollar Change

	(in millions)
Selling and administrative	$140.2	$129.8	$10.4
Percent of total revenues	18.6%	16.6%
The increase of $10.4 million in selling and administrative expenses was primarily due to higher spending in Industrial Automation and Semiconductor Test, partially offset by lower variable compensation.

Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	April 3, 2022	April 4, 2021	Dollar Change

	(in millions)
Engineering and development	$108.1	$100.4	$7.7
Percent of total revenues	14.3%	12.8%
The increase of $7.7 million in engineering and development expenses was due to higher spending across all segments, partially offset by lower variable compensation.
Restructuring and Other
During the three months ended April 3, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million. Previously, in the three months ended December 31, 2021, we recorded a charge of $12.0 million related to this earn-out dispute.
During the three months ended April 4, 2021, we recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability.
Interest and Other

	For the Three Months Ended
	April 3, 2022	April 4, 2021	Dollar Change

	(in millions)
Interest income	$(0.7)	$(0.8)	$0.1
Interest expense	1.0	6.0	(5.0)
Other (income) expense, net	5.2	3.8	1.4
Interest expense decreased by $5.0 million primarily due to the January 1, 2022 adoption of ASU
2020-06
which eliminated the amortization of the debt discount which was $3.6 million in the three months ended April 4, 2021. Other (income) expense, net increased by $1.4 million primarily due to changes in unrealized gains/losses on equity securities, from a $1.4 million gain in 2021 to a $2.2 million loss in 2022, partially offset by lower losses on convertible debt early conversions.
Income (Loss) Before Income Taxes

	For the Three Months Ended
	April 3, 2022	April 4, 2021	Dollar Change

	(in millions)
Semiconductor Test	$149.7	$176.4	$(26.7)
System Test	41.3	51.1	(9.8)
Wireless Test	18.6	9.6	9.0
Industrial Automation	(5.1)	(13.0)	7.9
Corporate and Eliminations (1)	(24.2)	(0.1)	(24.1)

	$180.4	$224.0	$(43.6)

(1)
Included in Corporate and Eliminations are legal fees, contingent consideration adjustments, interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, acquisition related charges and compensation and for the three months ended April 4, 2021, loss on convertible debt conversions.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in compute processor and industrial applications and lower memory test sales of flash memory testers. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers, partially offset by greater sales in Defense/Aerospace and Production Board Test. The elevated income before taxes in Industrial Automation was driven primarily by higher demand for collaborative robotic arms and MiR’s autonomous mobile robots. The rise in income before taxes in Wireless Test was driven primarily by an increase in connectivity test products and higher demand in ultra-wide band wireless test. The loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges related to litigation for the earn-out
dispute in connection with the AutoGuide acquisition.
Income Taxes
The effective tax rate for the three months ended April 3, 2022 and April 4, 2021 was 10.2% and 8.3%, respectively. The increase in the effective tax rate from the three months ended April 4, 2021 to the three months ended April 3, 2022 was primarily attributable to a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, and an increase in non-deductible
officers’ compensation. These increases in expense were partially offset by an increase in benefit from equity compensation.
Contractual Obligations
There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.
Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances decreased by $297.5 million in the three months ended April 3, 2022 to $1,202.7 million.
Operating activities during the three months ended April 3, 2022 provided cash of $7.5 million. Changes in operating assets and liabilities used cash of $210.2 million. This was due to an $83.6 million increase in operating assets and a $126.6 million decrease in operating liabilities.
The increase in operating assets was due to a $74.3 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $9.5 million increase in inventories, partially offset by a $0.2 million decrease in accounts receivable.
The decrease in operating liabilities was due to a $114.0 million decrease in accrued employee compensation, a $13.8 million decrease in other accrued liabilities, a $7.6 million decrease in income taxes, and $1.3 million of retirement plan contributions, partially offset by a $6.7 million increase in deferred revenue and customer advance payments, and a $3.4 million increase in accounts payable.
Investing activities during the three months ended April 3, 2022 used cash of $82.7 million due to $166.0 million used for purchases of marketable securities, and $44.0 million used for purchases of property, plant and equipment, partially offset by $96.7 million and $30.6 million in proceeds from maturities and sales of marketable securities, respectively.
Financing activities during the three months ended April 3, 2022 used cash of $254.6 million due to $201.5 million used for the repurchase of 1.8 million shares of common stock at an average price of $115.12 per share, $31.0 million used for payment related to net settlements of employee stock compensation awards, $20.7 million used for payments of convertible debt principal, $17.9 million used for dividend payments, partially offset by $16.5 million from the issuance of common stock under employee stock purchase and stock option plans.
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

The change in operating liabilities was due to a $44.5 million rise in accounts payable, a $26.4 million increase in other accrued liabilities, an $8.0 million increase in deferred revenue and customer advance payments, and a $4.9 million increase in income taxes, partially offset by an $81.5 million decrease in accrued employee compensation and $1.9 million of retirement plan contributions.
Investing activities during the three months ended April 4, 2021 provided cash of $4.7 million due to $194.2 million and $61.3 million in proceeds from maturities and sales of marketable securities, respectively, partially offset by $211.6 million used for purchases of marketable securities, and $39.3 million used for purchases of property, plant and equipment.
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
In January 2022, Teradyne’s Board of Directors declared a 10% increase in the quarterly cash dividend to $0.11 per share. Dividend payments for the three months ended April 3, 2022 were $17.9 million. In January 2021, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three months ended April 4, 2021 were $16.7 million.
In January 2021, our Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program. We intend to repurchase a minimum of $750.0 million in 2022.
During the three months ended April 3, 2022, we repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share. During the three months ended April 4, 2021, we repurchased 0.4 million shares of common stock for $45.2 million at an average price of $120.73 per share.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. As of May 6, 2022, we have not borrowed any funds under the credit facility.
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
Equity Compensation Plans
As discussed in Note Q: “Stock-Based Compensation” in our 2021 Annual Report on Form
10-K,
we have a 1996 Employee Stock Purchase Plan and a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).
The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers, directors, consultants and/or advisors. Both plans were approved by our shareholders.
Recently Issued Accounting Pronouncements
For the three months ended April 3, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks
For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form
10-K
filed with the SEC on February 23, 2022. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021.

In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of April 3, 2022, $96.3 million of principal remained outstanding and the Notes had a fair value of $323.7 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the first quarter of 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value

10% Increase	$359,092	$35,422	10.9%
No Change	323,670	—	—
10% Decrease	288,248	(35,422)	(10.9)

Item 4:	Controls and Procedures
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
and
15d-15(f)
under the Exchange Act) during the three months ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On March 8, 2021, Industrial Automation LLC submitted a demand for arbitration against Teradyne and AutoGuide in Wilmington, Delaware alleging that Teradyne and AutoGuide breached certain provisions of the Membership Interests Purchase Agreement (the “Purchase Agreement”), dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide. The arbitration demand sought full acceleration of the maximum earn-out
amount payable under the Purchase Agreement, or $106.9 million, for the alleged breach of the earn-out
provisions of the Purchase Agreement. On March 25, 2022, the arbitration claim was settled for $26.7 million. As a result, Teradyne has no remaining earn-out
obligations.

Item 1A:	Risk Factors
In addition to other information set forth in this Form
10-Q,
including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form
10-K
remain applicable to our business and many of these risks could be further increased due to the
COVID-19
pandemic.
The risks described in our Annual Report on Form
10-K
are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The global supply shortage of electrical components has impacted our ability to meet customer demand.
There is currently a global supply shortage of electrical components, including semiconductor chips. As a result, we have experienced increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. If we are unable to secure manufacturing capacities from our current suppliers and contract manufacturers, our ability to deliver our products to our customers may be negatively impacted for the remainder of 2022 and into 2023. Also, our suppliers and contract manufacturers may increase their prices, which would result in an increase in our manufacturing costs, which we may not be fully able to pass to our customers, which could have a negative impact on our results of operations and financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, Teradyne’s Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. During the three months ended April 3, 2022, we repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share. During the three months ended April 4, 2021, we repurchased 0.4 million shares of common stock for $45.2 million at an average price of $120.73 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of April 3, 2022 were 6.5 million shares of common stock for $801.5 million at an average price per share of $122.89.
The following table includes information with respect to repurchases we made of our common stock during the three months ended April 3, 2022 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs

January 1, 2022 - January 30, 2022	194		$140.33		—	$1,400,000
January 31, 2022 - February 27, 2022	793		$115.59		767	$1,311,601
February 28, 2022 - April 3, 2022	986		$114.96		984	$1,198,536

	1,973	(1)	$117.71	(1)	1,751

(1)	Includes approximately two hundred twenty-four thousand shares at an average price of $137.98 withheld from employees for the payment of taxes.
We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures
Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ S ANJAY M EHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 6, 2022