Form 10-Q
period 2022-07-03
TERADYNE, INC
filed 2022-08-05
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of August 1, 2022 was 156,781,680 shares.

TERADYNE, INC.
INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of July 3, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Six Months ended July 3, 2022 and July 4, 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months ended July 3, 2022 and July 4, 2021	3
	Condensed Consolidated Statements of Convertible Common Shares and Shareholders’ Equity for the Three and Six Months ended July 3, 2022 and July 4, 2021	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 3, 2022 and July 4, 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	39
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4.	Mine Safety Disclosures	40
Item 6.	Exhibits	40

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 3, 2022	December 31, 2021

	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$572,023	$1,122,199
Marketable securities	209,846	244,231
Accounts receivable, less allowance for credit losses of $1,849 and $2,012 at July 3, 2022 and December 31, 2021, respectively	683,739	550,749
Inventories, net	295,625	243,330
Prepayments	498,093	406,266
Other current assets	11,109	9,452

Total current assets	2,270,435	2,576,227
Property, plant and equipment, net	411,263	387,240
Operating lease right-of-use assets, net	66,661	68,807
Marketable securities	111,999	133,858
Deferred tax assets	126,639	102,428
Retirement plans assets	14,245	15,110
Other assets	26,942	24,096
Acquired intangible assets, net	62,509	75,635
Goodwill	397,733	426,024

Total assets	$3,488,426	$3,809,425

LIABILITIES
Current liabilities:
Accounts payable	$175,606	$153,133
Accrued employees’ compensation and withholdings	190,506	253,667
Deferred revenue and customer advances	163,127	146,185
Other accrued liabilities	133,881	124,187
Operating lease liabilities	17,770	19,977
Income taxes payable	106,863	88,789
Current debt	9,632	19,182

Total current liabilities	797,385	805,120
Retirement plans liabilities	141,884	151,141
Long-term deferred revenue and customer advances	50,357	54,921
Long-term other accrued liabilities	15,530	15,497
Deferred tax liabilities	3,143	6,327
Long-term operating lease liabilities	57,600	56,178
Long-term incomes taxes payable	59,135	67,041
Debt	64,796	89,244

Total liabilities	1,189,830	1,245,469

Commitments and contingencies (Note Q)
Mezzanine equity:
Convertible common shares	—	1,512
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 157,880 and 162,251 shares issued and outstanding at July 3, 2022 and December 31, 2021, respectively	19,735	20,281
Additional paid-in capital	1,721,586	1,811,545
Accumulated other comprehensive loss	(52,959)	(5,948)
Retained earnings	610,234	736,566

Total shareholders’ equity	2,298,596	2,562,444

Total liabilities, convertible common shares and shareholders’ equity	$3,488,426	$3,809,425

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands, except per share amount)
Revenues:
Products	$697,954	$951,945	$1,323,829	$1,612,453
Services	142,812	133,783	272,307	254,881

Total revenues	840,766	1,085,728	1,596,136	1,867,334
Cost of revenues:
Cost of products	274,674	388,845	517,690	656,629
Cost of services	59,703	49,894	117,124	102,098

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	334,377	438,739	634,814	758,727

Gross profit	506,389	646,989	961,322	1,108,607
Operating expenses:
Selling and administrative	139,533	140,187	279,718	269,984
Engineering and development	111,951	110,021	220,067	210,423
Acquired intangible assets amortization	4,871	5,402	9,934	10,938
Restructuring and other	2,044	2,507	17,758	(4,623)

Total operating expenses	258,399	258,117	527,477	486,722

Income from operations	247,990	388,872	433,845	621,885
Non-operating (income) expense:
Interest income	(951)	(633)	(1,653)	(1,441)
Interest expense	913	5,566	1,925	11,569
Other (income) expense, net	9,436	(87)	14,622	3,738

Income before income taxes	238,592	384,026	418,951	608,019
Income tax provision	40,805	55,707	59,236	74,188

Net income	$197,787	$328,319	$359,715	$533,831

Net income per common share:
Basic	$1.24	$1.98	$2.24	$3.21

Diluted	$1.16	$1.76	$2.07	$2.85

Weighted average common shares—basic	159,563	165,995	160,805	166,243

Weighted average common shares—diluted	171,159	186,750	173,367	187,245

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)
Net income	$197,787	$328,319	$359,715	$533,831
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	(29,230)	5,150	(37,307)	(15,974)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(1,240), $436, $(2,573), and $(472), respectively	(4,522)	1,494	(9,910)	(1,776)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $77, $2, $59, $(121), respectively	274	3	209	(441)

	(4,248)	1,497	(9,701)	(2,217)
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), $(1), respectively	(2)	(2)	(3)	(3)

Other comprehensive (loss) income	(33,480)	6,645	(47,011)	(18,194)

Comprehensive income	$164,307	$334,964	$312,704	$515,637

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

		(in thousands)
For the Three Months Ended July 3, 2022
Balance, April 3, 2022	$—	161,053	$20,132	$1,711,690	$(19,479)	$762,189	$2,474,532
Net issuance of common stock under stock-based plans		33	4	(1,675)			(1,671)
Stock-based compensation expense				11,658			11,658
Repurchase of common stock		(3,206)	(401)			(333,933)	(334,334)
Cash dividends ($0.11 per share)						(17,561)	(17,561)
Settlements of convertible notes		495	62	(149)			(87)
Exercise of convertible notes hedge call options		(495)	(62)	62			—
Cumulative-effect of change in accounting principle related to convertible debt						1,752	1,752
Net income						197,787	197,787
Other comprehensive loss					(33,480)		(33,480)

Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596

For the Three Months Ended July 4, 2021
Balance, April 4, 2021	$1,233	166,419	$20,802	$1,765,971	$8,677	$529,103	$2,324,553
Net issuance of common stock under stock-based plans		215	27	14,283			14,310
Stock-based compensation expense				12,515			12,515
Repurchase of common stock		(1,190)	(149)			(155,846)	(155,995)
Cash dividends ($0.10 per share)						(16,624)	(16,624)
Settlements of convertible notes		367	46	45,977			46,023
Exercise of convertible notes hedge call options		(367)	(46)	(46,291)			(46,337)
Convertible common shares	20,153			(20,153)			(20,153)
Net income						328,319	328,319
Other comprehensive income					6,645		6,645

Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256

For the Six Months Ended July 3, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		585	73	(16,318)			(16,245)
Stock-based compensation expense				25,862			25,862
Repurchase of common stock		(4,956)	(619)			(545,179)	(545,798)
Cash dividends ($0.22 per share)						(35,470)	(35,470)
Settlements of convertible notes		1,004	125	(306)			(181)
Exercise of convertible notes hedge call options		(1,004)	(125)	125			—
Cumulative-effect of change in accounting principle related to convertible debt	(1,512)			(99,322)		94,602	(4,720)
Net income						359,715	359,715
Other comprehensive loss					(47,011)		(47,011)

Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596

For the Six Months Ended July 4, 2021
Balance, December 31, 2020	$3,787	166,123	$20,765	$1,765,323	$33,516	$387,414	$2,207,018
Net issuance of common stock under stock-based plans		885	111	211			322
Stock-based compensation expense				25,874			25,874
Repurchase of common stock		(1,564)	(196)			(202,988)	(203,184)
Cash dividends ($0.20 per share)						(33,305)	(33,305)
Settlements of convertible notes		1,589	199	203,507			203,706
Exercise of convertible notes hedge call options		(1,589)	(199)	(205,014)			(205,213)
Convertible common shares	17,599			(17,599)			(17,599)
Net income						533,831	533,831
Other comprehensive loss					(18,194)		(18,194)

Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 3,	July 4,
	2022	2021

	(in thousands)
Cash flows from operating activities:
Net income	$359,715	$533,831
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	44,460	45,848
Stock-based compensation	25,122	23,231
Amortization	10,095	19,343
Losses (gains) on investments	8,973	(4,650)
Provision for excess and obsolete inventory	6,695	3,625
Deferred taxes	(23,597)	(800)
Contingent consideration fair value adjustments	—	(7,227)
Loss on convertible debt conversions	—	5,244
Retirement plans actuarial gains	—	(627)
Other	522	199
Changes in operating assets and liabilities
Accounts receivable	(146,384)	(372,698)
Inventories	(46,682)	19,908
Prepayments and other assets	(94,751)	(117,416)
Accounts payable and other liabilities	(43,611)	86,790
Deferred revenue and customer advances	14,163	15,189
Retirement plans contributions	(2,618)	(2,739)
Income taxes	10,815	(2,628)

Net cash provided by operating activities	122,917	244,423

Cash flows from investing activities:
Purchases of property, plant and equipment	(89,743)	(73,957)
Purchases of marketable securities	(247,881)	(398,086)
Proceeds from maturities of marketable securities	139,652	460,213
Proceeds from sales of marketable securities	143,642	116,112
Purchase of investment	—	(12,000)

Net cash (used for) provided by investing activities	(54,330)	92,282

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	16,536	32,581
Repurchase of common stock	(532,799)	(196,584)
Payments of convertible debt principal	(42,292)	(66,828)
Dividend payments	(35,442)	(33,271)
Payments related to net settlement of employee stock compensation awards	(32,780)	(31,794)

Net cash used for financing activities	(626,777)	(295,896)

Effects of exchange rate changes on cash and cash equivalents	8,014	(489)
(Decrease) increase in cash and cash equivalents	(550,176)	40,320
Cash and cash equivalents at beginning of period	1,122,199	914,121

Cash and cash equivalents at end of period	$572,023	$954,441

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$1,855	$4,503
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
Under ASU
2020-06,
Teradyne accounts for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. Teradyne uses the if-converted
method in the diluted earnings per share (“EPS”) calculation for convertible instruments. As a result of adoption, Teradyne recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $6.6 million to long-term debt for unamortized debt discount, an increase of $1.8 million to deferred tax assets and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in
capital was reduced by $99.3 million.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the six months ended July 3, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.
D. INVESTMENT IN OTHER COMPANY
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At July 3, 2022, the value of the investment was $12.0 million, and there were no changes during the three and six months ended July 3, 2022.

E. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Industrial Automation
	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	AutoGuide	Wireless Test	Corporate and Eliminations	Total

	(in thousands)
For the Three Months Ended July 3, 2022 (1)
Timing of Revenue Recognition
Point in Time	$395,211	$74,790	$118,692	$80,409	$16,730	$1,071	$60,765	$(193)	$747,475
Over Time	64,253	7,094	16,010	2,104	668	73	3,089	—	93,291

Total	$459,464	$81,884	$134,702	$82,513	$17,398	$1,144	$63,854	$(193)	$840,766

Geographical Market
Asia Pacific	$413,537	$78,996	$95,584	$17,357	$5,317	$—	$44,106	$—	$654,897
Americas	28,714	2,552	33,409	27,732	6,085	1,144	17,460	(193)	116,903
Europe, Middle East and Africa	17,213	336	5,709	37,424	5,996	—	2,288	—	68,966

Total	$459,464	$81,884	$134,702	$82,513	$17,398	$1,144	$63,854	$(193)	$840,766

For the Three Months Ended July 4, 2021 (1)
Timing of Revenue Recognition
Point in Time	$675,958	$84,232	$88,197	$74,412	$15,091	$—	$51,619	$(146)	$989,363
Over Time	65,712	8,074	16,622	1,665	809	209	3,274	—	96,365

Total	$741,670	$92,306	$104,819	$76,077	$15,900	$209	$54,893	$(146)	$1,085,728

Geographical Market
Asia Pacific	$710,995	$87,151	$61,230	$18,044	$2,439	$—	$45,802	$—	$925,661
Americas	21,664	3,672	36,256	24,808	6,897	209	7,107	(146)	100,467
Europe, Middle East and Africa	9,011	1,483	7,333	33,225	6,564	—	1,984	—	59,600

Total	$741,670	$92,306	$104,819	$76,077	$15,900	$209	$54,893	$(146)	$1,085,728

For the Six Months Ended July 3, 2022 (2)
Timing of Revenue Recognition
Point in Time	$718,666	$163,513	$223,981	$163,591	$33,264	$1,281	$109,194	$(539)	$1,412,951
Over Time	127,382	14,127	29,390	4,206	1,342	560	6,178	—	183,185

Total	$846,048	$177,640	$253,371	$167,797	$34,606	$1,841	$115,372	$(539)	$1,596,136

Geographical Market
Asia Pacific	$754,277	$172,147	$169,369	$35,978	$7,909	$—	$79,052	$—	$1,218,732
Americas	58,428	4,598	70,017	55,880	13,952	1,841	27,147	(539)	231,324
Europe, Middle East and Africa	33,343	895	13,985	75,939	12,745	—	9,173	—	146,080

Total	$846,048	$177,640	$253,371	$167,797	$34,606	$1,841	$115,372	$(539)	$1,596,136

For the Six Months Ended July 4, 2021 (2)
Timing of Revenue Recognition
Point in Time	$1,040,148	$186,124	$207,511	$138,419	$29,155	$(120)	$89,499	$(289)	$1,690,447
Over Time	121,752	14,015	30,145	3,259	876	548	6,292	—	176,887

Total	$1,161,900	$200,139	$237,656	$141,678	$30,031	$428	$95,791	$(289)	$1,867,334

Geographical Market
Asia Pacific	$1,098,231	$191,200	$160,750	$35,877	$5,886	$—	$79,334	$—	$1,571,278
Americas	42,443	7,092	63,915	42,961	12,050	428	12,876	(289)	181,476
Europe, Middle East and Africa	21,226	1,847	12,991	62,840	12,095	—	3,581	—	114,580

Total	$1,161,900	$200,139	$237,656	$141,678	$30,031	$428	$95,791	$(289)	$1,867,334

(1)
Includes $1.9 million and $4.2 million in 2022 and 2021, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

(2)	Includes $4.2 million and $7.3 million in 2022 and 2021, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “Revenue from Contracts with Customers.”

Contract Balances
During the three and six months ended July 3, 2022, Teradyne recognized $25.1 million and $60.2 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period. During the three and six months ended July 4, 2021, Teradyne recognized $22.0 million and $49.6 million, respectively, that was previously included within the deferred revenue and customer advances balances. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of July 3, 2022, Teradyne has $1,574 million of unsatisfied performance obligations. Teradyne expects to recognize 90% of the remaining performance obligations in the next 12 months and 10% in
1-3
years.
Deferred revenue and customer advances consist of the following at July 3, 2022 and December 31, 2021, and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 3,	December 31,
	2022	2021

	(in thousands)
Maintenance, service and training	$83,464	$81,826
Extended warranty	65,791	64,168
Customer advances, undelivered elements and other	64,229	55,112

Total deferred revenue and customer advances	$213,484	$201,106

Accounts Receivable
During the three and six months ended July 3, 2022 and July 4, 2021, Teradyne sold certain trade accounts receivables on a non-recourse
basis to third-party financial institutions pursuant to factoring agreements. During the three months ended July 3, 2022 and July 4, 2021, total trade accounts receivable sold under the factoring agreements were $37.6 million and $7.6 million, respectively. During the six months ended July 3, 2022 and July 4, 2021, total trade accounts receivable sold under the factoring agreements were $57.1 million and $14.9 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.
F. INVENTORIES
Inventories, net consisted of the following at July 3, 2022 and December 31, 2021:

	July 3,	December 31,
	2022	2021

	(in thousands)
Raw material	$193,907	$155,641
Work-in-process	36,184	37,740
Finished goods	65,534	49,949

	$295,625	$243,330

Inventory reserves at July 3, 2022 and December 31, 2021 were $115.5 million and $114.1 million, respectively.
G. FINANCIAL INSTRUMENTS
Cash Equivalents
Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.
Marketable Securities
Teradyne’s equity and debt mutual funds are classified as Level 1 and available-for-sale
debt securities are classified as Level 2. Contingent consideration is classified as Level 3. The vast majority of Level 2 securities are fixed income securities priced by third party pricing vendors. These pricing vendors utilize the most recent observable market information in pricing these securities or, if specific prices are not available, use other observable inputs like market transactions involving identical or comparable securities.
During the three and six months ended July 3, 2022 and July 4, 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

R
ealized gains recorded in the three and six months ended July 3, 2022 were $0.1 million and $0.5 million, respectively. Realized gains recorded in the three and six months ended July 4, 2021 were $0.9 million and $2.0 million, respectively. Realized losses recorded in the three and six months ended July 3, 2022 were $0.4 million and $0.6 million, respectively. No realized losses were recorded in the three and six months ended July 4, 2021. Realized gains and losses are included in other (income) expense, net.
Unrealized losses on equity securities recorded in the three and six months ended July 3, 2022 were $6.6 million and $8.8 million, respectively. No unrealized gains on equity securities were recorded in the three and six months ended July 3, 2022. Unrealized gains on equity securities recorded in the three and six months ended July 4, 2021 wer
e $2.0 million and $3.3 million, respectively. Unrealized losses on equity securities recorded in the three and six months ended July 4, 2021 were $0.7 million. Unrealized gains and losses on equity securities are included in other (income) expense, net.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss).
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 3, 2022 and December 31, 2021.

	July 3, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$447,312	$—	$—	$447,312
Cash equivalents	95,068	29,643	—	124,711
Available-for-sale securities:
Commercial paper	—	150,443	—	150,443
U.S. Treasury securities	—	73,100	—	73,100
Corporate debt securities	—	49,344	—	49,344
Debt mutual funds	6,514	—	—	6,514
U.S. government agency securities	—	4,693	—	4,693
Certificates of deposit and time deposits	—	1,261	—	1,261
Non-U.S. government securities	—	546	—	546
Equity securities:
Mutual funds	35,944	—	—	35,944

	$584,838	$309,030	$—	$893,868
Derivative assets	—	103	—	103

Total	$584,838	$309,133	$—	$893,971

Liabilities
Derivative liabilities	$—	$233	$—	$233

Total	$—	$233	$—	$233

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$542,380	$29,643	$—	$572,023
Marketable securities	—	209,846	—	209,846
Long-term marketable securities	42,458	69,541	—	111,999
Prepayments and other current assets	—	103	—	103

Total	$584,838	$309,133	$—	$893,971

Liabilities	.
Other current liabilities	$—	$233	$—	$233

Total	$—	$233	$—	$233

1
0

	December 31, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$628,740	$—	$—	$628,740
Cash equivalents	412,212	81,247	—	493,459
Available-for-sale securities:				—
Commercial paper	—	189,620	—	189,620
U.S. Treasury securities	—	77,789	—	77,789
Corporate debt securities	—	56,901	—	56,901
Debt mutual funds	7,971	—	—	7,971
U.S. government agency securities	—	4,610	—	4,610
Certificates of deposit and time deposits	—	1,356	—	1,356
Non-U.S. government securities	—	589	—	589
Equity securities:
Mutual Funds	39,253	—	—	39,253

	$1,088,176	$412,112	$—	$1,500,288
Derivative assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Derivative liabilities	—	118	—	118

Total	$—	$118	$—	$118

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$1,040,952	$81,247	$—	$1,122,199
Marketable securities	—	244,231	—	244,231
Long-term marketable securities	47,224	86,634	—	133,858
Prepayments and other current assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Other current liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

Changes in the fair value of Level 3 contingent consideration for the six months ended July 3, 2022, and July 4, 2021 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$—	$—	$—	$7,227
Fair value adjustment (a)	—	—	—	(7,227)

Balance at end of period	$—	$—	$—	$—

(a)
In the six months ended July 4, 2021, the fair value of contingent consideration for the earn-outs in connection with the acquisition of AutoGuide was reduced to zero, which resulted in a benefit of $7.2 million, primarily due to a decrease in forecasted revenues and earnings before interest and taxes.

1
1

On March 25, 2022, the arbitration claim filed by Industrial Automation LLC, sellers of AutoGuide, against Teradyne alleging non-compliance
with the
earn-out
provisions of the Membership Interests Purchase Agreement, dated as of October 18, 2019, among Industrial Automation LLC, Teradyne and AutoGuide was settled f or $26.7 million. As a result, Teradyne has no remaining
earn-out
obligations.
The carrying amounts and fair values of Teradyne’s financial instruments at July 3, 2022 and December 31, 2021 were as follows:

	July 3, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$572,023	$572,023	$1,122,199	$1,122,199
Marketable securities	321,845	321,845	378,089	378,089
Derivative assets	103	103	92	92
Liabilities
Derivative liabilities	233	233	118	118
Convertible debt	74,428	233,339	108,426	604,648
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at July 3, 2022:

	July 3, 2022
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Commercial paper	$150,695	$8	$(260)	$150,443	$137,162
U.S. Treasury securities	75,962	42	(2,904)	73,100	71,861
Corporate debt securities	53,274	147	(4,077)	49,344	46,289
Debt mutual funds	6,783	—	(269)	6,514	3,245
U.S. government agency securities	4,786	—	(93)	4,693	4,693
Certificates of deposit and time deposits	1,261	—	—	1,261	—
Non-U.S. government securities	546	—	—	546	—

	$293,307	$197	$(7,603)	$285,901	$263,250

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Marketable securities	$210,598	$8	$(760)	$209,846	$195,003
Long-term marketable securities	82,709	189	(6,843)	76,055	68,247

	$293,307	$197	$(7,603)	$285,901	$263,250

1
2

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

As of July 3, 2022, the fair ma
rket value of investments with unrealized losses less than one year and greater than one year totaled $252.4 million and $10.9 million, respectively. As of December 31, 2021, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $85.4 million and $6.5 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at July 3, 2022 and December 31, 2021 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at July 3, 2022 were as follows:

	July 3, 2022
	Cost	Fair Market Value

	(in thousands)
Due within one year	$210,598	$209,846
Due after 1 year through 5 years	32,283	31,069
Due after 5 years through 10 years	5,055	4,736
Due after 10 years	38,588	33,736

Total	$286,524	$279,387

Contractual maturities of investments in
available-for-sale
securities held at July 3, 2022 exclude debt mutual funds with a fair market value of $6.5 million, as they do not have a contractual maturity date.
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

1
3

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
At July 3, 2022 and December 31, 2021, Teradyne had the following contracts to buy and sell
non-U.S.
currencies for U.S. dollars and other
non-U.S.
currencies with the following notional amounts:

	July 3, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total

	(in millions)
Japanese Yen	$(32.5)	$—	$(32.5)	$(31.4)	$—	$(31.4)
Taiwan Dollar	(27.2)	—	(27.2)	(35.1)	—	(35.1)
Korean Won	(3.1)	—	(3.1)	(4.2)	—	(4.2)
British Pound Sterling	(1.0)	—	(1.0)	(1.8)	—	(1.8)
Singapore Dollar	—	40.0	40.0	—	61.9	61.9
Euro	—	39.8	39.8	—	44.9	44.9
Philippine Peso	—	3.2	3.2	—	3.9	3.9
Chinese Yuan	—	2.8	2.8	—	2.8	2.8

Total	$(63.8)	$85.8	$22.0	$(72.5)	$113.5	$41.0

The fair value of the outstanding contracts was a loss of $0.1 million and $0.1 million, respectively, at July 3, 2022 and December 31, 2021.
Gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
The following table summarizes the fair value of derivative instruments as of July 3, 2022 and December 31, 2021:

	Balance Sheet Location	July 3, 2022	December 31, 2021

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepayments	$103	$92
Foreign exchange contracts	Other current liabilities	(233)	(118)

Total derivatives		$(130)	$(26)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended July 3, 2022 and July 4, 2021:

	Location of (Gains) Losses	For the Three Months Ended		For the Six Months Ended
	Recognized in	July 3,	July 4,	July 3,	July 4,
	Statement of Operations	2022	2021	2022	2021

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other (income) expense, net	$(1,703)	$1,531	$(3,455)	$3,650

The above table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended July 3, 2022, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.7 million and $8.0 million, respectively. For the three and six months ended July 4, 2021, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.1 million and $0.3 million, respectively.
See Note H: “Debt” regarding derivatives related to the convertible senior notes.

H. DEBT
Convertible Senior Notes
On December 12, 2016, Teradyne completed a private offering of $
460.0
 million aggregate principal amount of
1.25
% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $
450.8
 million, $
33.0
 million of which was used to pay the net cost of the convertible note hedge transactions an
d

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
until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. As of July 3, 2022, the conversion price was approximately $
31.49
per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of August 5, 2022, one hundred and six holders had exercised the option to convert $
386.4
 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.49.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of July 3, 2022, the strike price of the warrants was approximately $39.52 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
Originally, Teradyne allocated $100.8 million of the $460.0 million principal amount of the Notes to the equity component, which represented a discount to the debt and was amortized to interest expense using the effective interest method through December 2023. Effective January 1, 2022, Teradyne adopted ASC
2020-06
using the modified retrospective method of transition and accounts for the debt as a single liability measured at its amortized cost. As a result of the adoption, Teradyne recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $
1.8
 million to deferred tax assets, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in
capital was reduced by $99.3 million.

On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash.
Debt issuance fees of approximately $0.3 million, at July 3, 2022, are being amortized to interest expense using the effective interest method over the seven-year term of the
Notes.

The below tables represent the key components of Teradyne’s convertible senior notes:

	July 3, 2022	December 31, 2021

	(in thousands)
Debt principal	$74,688	$116,980
Unamortized debt issuance fees (1)	260	8,554

Net Carrying amount of convertible debt	$74,428	$108,426

Reported as follows:

	July 3, 2022	December 31, 2021

	(in thousands)
Current debt	$9,632	$19,182
Long-term debt	64,796	89,244

Net carrying amount of convertible debt	$74,428	$108,426

	For the Three Months Ended		For the Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Contractual interest expense on the coupon	$121	$1,072	$432	$2,311
Amortization of debt issuance fees recognized as interest expense (2)	64	3,511	130	7,347

Total interest expense on the convertible debt	$185	$4,583	$562	$9,658

(1)	Unamortized debt issuance fees as of December 31, 2021 include unamortized debt discount of $ 8.1 million, which was eliminated with the adoption of ASU 2020-6 on January 1, 2022.
(2)	Three and six months ended July 4, 2021 includes the amortization of debt discount component, which was eliminated with the adoption of ASU 2020-06 on January 1, 2022.
As of July 3, 2022, the conversion price was approximately $31.49 per share and the if-converted
value of the notes was $203.5 million.
During the six months ended July 3, 2022, twenty-five debt holders elected to convert $42.3 million of debt principal. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 1.0 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
Additional conversions of approximately $9.6 million of debt principal will occur in the third quarter of 2022 and the liability is included in current debt.
Teradyne expects to make principal interest payments of $0.9 million in the next 12 months and $0.5 million thereafter.
Revolving Credit Facility
On May 1, 2020, Teradyne entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a three-year, senior secured revolving credit facility of $400.0 million (the “Credit Facility”).

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
As of August 5, 2022, Teradyne has not borrowed any funds under the credit facility and was in compliance with all covenants.
I. PREPAYMENTS
Prepayments consist of the following:

	July 3,	December 31,
	2022	2021

	(in thousands)
Contract manufacturer and supplier prepayments	$460,727	$364,478
Prepaid maintenance and other services	17,421	13,660
Prepaid taxes	8,675	15,090
Other prepayments	11,270	13,038

Total prepayments	$498,093	$406,266

J. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$20,105	$23,893	$24,577	$16,633
Accruals for warranties issued during the period	6,429	10,197	10,530	22,078
Accruals related to pre-existing warranties	(1,611)	(3,450)	(4,370)	(3,003)
Settlements made during the period	(8,887)	(4,964)	(14,701)	(10,032)

Balance at end of period	$16,036	$25,676	$16,036	$25,676

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2022	2021	2022	2021

	(in thousands)
Balance at beginning of period	$65,726	$53,908	$64,168	$51,929
Deferral of new extended warranty revenue	9,788	16,290	21,563	23,805
Recognition of extended warranty deferred revenue	(9,723)	(6,673)	(19,940)	(12,209)

Balance at end of period	$65,791	$63,525	$65,791	$63,525

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
100
% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years.
During the six months ended July 3, 2022 and July 4, 2021, Teradyne granted 0.4 million and 0.3 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $111.21 and $113.23, respectively, and $0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $106.91 and $127.77, respectively.
During the six months ended July 3, 2022 and July 4, 2021, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $110.84 and $113.65, respectively.

During the six months ended July 3, 2022 and July 4, 2021, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $101.06 and $125.02, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 3, 2022	July 4, 2021
Risk-free interest rate	1.4%	0.2%
Teradyne volatility-historical	47.1%	43.9%
NYSE Composite Index volatility-historical	22.7%	22.9%
Dividend yield	0.4%	0.4%
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
During the six months ended July 3, 2022 and July 4, 2021, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $39.01 and $36.60, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended

	July 3, 2022	July 4, 2021
Expected life (years)	4.0	5.0
Risk-free interest rate	1.6%	0.4%
Volatility-historical	43.7%	37.8%
Dividend yield	0.4%	0.4%
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

L. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Retirement Plans Prior Service Credit	Total

	(in thousands)
Six Months Ended July 3, 2022
Balance at December 31, 2021, net of tax of $0, $1,055, $(1,128), $0, respectively	$(10,818)	$3,704	$1,166	$(5,948)
Other comprehensive loss before reclassifications, net of tax of $0, $(2,573), $0, respectively	(37,307)	(9,910)	—	$(47,217)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $59, $(1), respectively	—	209	(3)	206

Net current period other comprehensive loss, net of tax of $0, $(2,514), $(1), respectively	(37,307)	(9,701)	(3)	(47,011)

Balance at July 3, 2022, net of tax of $0, $(1,459), $(1,129), respectively	$(48,125)	$(5,997)	$1,163	$(52,959)

Six Months Ended July 4, 2021
Balance at December 31, 2020, net of tax of $0, $1,910, $(1,126), respectively	$25,389	$6,954	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(472), $0, respectively	(15,974)	(1,776)	—	(17,750)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(121), $(1), respectively	—	(441)	(3)	(444)

Net current period other comprehensive loss, net of tax of $0, $(593), $(1), respectively	(15,974)	(2,217)	(3)	(18,194)

Balance at July 4, 2021, net of tax of $0, $1,317, $(1,127), respectively	$9,415	$4,737	$1,170	$15,322

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended July 3, 2022 and July 4, 2021 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(77), $(2), $(59), $121, respectively	$(274)	$(3)	$(209)	$441	Other (income) expense, net
Defined benefit postretirement plan:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	3	3	(a)

Total reclassifications, net of tax of $(77), $(2), $(58), $122, respectively	$(272)	$(1)	$(206)	$444	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note P: “Retirement Plans.”
M. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. In the six months ended July 3, 2022, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.

2
0

The changes in the carrying amount of goodwill by reportable segments for the six months ended July 3, 2022, were as follows:

	Industrial Automation	Wireless Test	Semiconductor Test	System Test	Total

	(in thousands)
Balance at December 31, 2021
Goodwill	$405,971	$361,819	$262,101	$158,699	$1,188,590
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	405,971	7,976	1,561	10,516	426,024

Foreign currency translation adjustment	(28,225)	—	(66)	—	(28,291)

Balance at July 3, 2022
Goodwill	377,746	361,819	262,035	158,699	1,160,299
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	$377,746	$7,976	$1,495	$10,516	$397,733

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount

Balance at July 3, 2022	(in thousands)
Developed technology	$272,547	$(229,766)	$(6,182)	$36,599
Customer relationships	57,739	(50,058)	149	7,830
Tradenames and trademarks	59,387	(39,706)	(1,601)	18,080

Total intangible assets	$389,673	$(319,530)	$(7,634)	$62,509

Balance, December 31, 2021
Developed technology	$272,547	$(223,413)	$(4,093)	$45,041
Customer relationships	57,739	(48,921)	209	9,027
Tradenames and trademarks	59,387	(37,237)	(583)	21,567

Total intangible assets	$389,673	$(309,571)	$(4,467)	$75,635

Aggregate intangible asset amortization expense was $4.9 million and $9.9 million, respectively, for the three and six months ended July 3, 2022 and $5.4 million and $10.9 million, respectively, for the three and six months ended July 4, 2021.
Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2022	$9,547
2023	18,642
2024	18,336
2025	11,154
2026	2,333
Thereafter	2,497

2
1

N. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$197,787	$328,319	$359,715	$533,831

Weighted average common shares-basic	159,563	165,995	160,805	166,243
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	9,029	10,073	9,528	9,751
Incremental shares from assumed conversion of convertible notes (2)	1,900	9,578	2,220	9,944
Restricted stock units	581	1,015	730	1,205
Stock options	54	78	61	93
Employee stock purchase plan	32	11	23	9

Dilutive potential common shares	11,596	20,755	12,562	21,002

Weighted average common shares-diluted	171,159	186,750	173,367	187,245

Net income per common share-basic	$1.24	$1.98	$2.24	$3.21

Net income per common share-diluted	$1.16	$1.76	$2.07	$2.85

(1)
Convertible notes hedge warrant shares were calculated using the difference between the average Teradyne stock price for the period and the warrant price, multiplied by the number of warrant
shares. The result of this calculation, representing the total intrinsic value of the warrant, was divided by the average Teradyne stock price for the period.

(2)
Incremental shares from assumed conversion of the convertible notes were calculated using the difference between the average Teradyne stock price for the period and the conversion price, multiplied by the number of convertible notes
shares. The result of this calculation, representing the total intrinsic value of the convertible debt, was divided by the average Teradyne stock price for the period.

The computation of diluted net income per common share for the three and six months ended July 3, 2022 excludes the effect of the potential vesting of 0.1 million and 0.2 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and six months ended July 4, 2021 excludes the effect of the potential vesting of 0.1 million and 0.1 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
O. RESTRUCTURING AND OTHER
During the three months ended July 3, 2022 and July 4, 2021, Teradyne recorded a charge of $1.5 million and $1.7 million, respectively, for an increase in environmental and legal liabilities.
During the six months ended July 3, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million, and a charge of $2.0 million for an increase in environmental and legal liabilities. Previously, in the three months ended December 31, 2021, Teradyne recorded a charge of $12 million related to this earn-out
dispute.
During the six months ended July 4, 2021, Teradyne recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities.
P. RETIREMENT PLANS
ASC 715, “Compensation—Retirement Benefits,” requires an employer with defined benefit plans or other postretirement benefit plans to recognize an asset or a liability on its balance sheet for the overfunded or underfunded status of the plans as defined by ASC 715. The pension asset or liability represents a difference between the fair value of the pension plan’s assets and the projected benefit obligation at December 31. Teradyne uses a December 31 measurement date for all its plans.

2
2

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
In the six months ended July 3, 2022 and July 4, 2021, Teradyne contributed $1.6 million and $1.7 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.5 million and $0.5 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three and six months ended July 3, 2022 and July 4, 2021, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	July 3, 2022		July 4, 2021
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$397	$180	$452	$245
Interest cost	1,221	120	1,096	88
Expected return on plan assets	(732)	(18)	(936)	(17)
Net actuarial gain	(45)	—	(400)	—

Total net periodic pension cost	$841	$282	$212	$316

	For the Six Months Ended
	July 3, 2022		July 4, 2021
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$794	$386	$905	$491
Interest cost	2,443	238	2,196	175
Expected return on plan assets	(1,463)	(38)	(1,872)	(33)
Net actuarial gain	(45)	—	(400)	—

Total net periodic pension cost	$1,729	$586	$829	$633

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
For the three and six months ended July 3, 2022 and July 4, 2021, Teradyne’s net periodic postretirement benefit cost (credit) was comprised of the following:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Service cost	$15	$17	$32	$33
Interest cost	45	41	88	85
Amortization of prior service credit	(2)	(2)	(4)	(4)
Net actuarial loss (gain)	54	(228)	54	(228)

Total net periodic postretirement benefit cost (credit)	$112	$(172)	$170	$(114)

Q. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of July 3, 2022, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $1,006.8 million, of which $870.5 million is for less than one year.
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
25
, 2022, the arbitration claim was settled for $26.7 million. As a result, Teradyne has no remaining earn-out
obligations.
Guarantees and Indemnification Obligations
Teradyne provides indemnification, to the extent permitted by law, to its officers, directors, employees and agents for liabilities arising from certain events or occurrences, while the officer, director, employee, or agent, is or was serving, at Teradyne’s request in such capacity. Teradyne may enter into indemnification agreements with certain of its officers and directors. With respect to acquisitions, Teradyne provides indemnifications to or assumes indemnification obligations for the current and former directors, officers and employees of the acquired companies in accordance with the acquired companies’
by-laws
and charters. As a matter of practice, Teradyne has maintained directors’ and officers’ liability insurance coverage, including coverage for directors and officers of acquired companies.
Teradyne enters into agreements in the ordinary course of business with customers, resellers, distributors, integrators and suppliers. Most of these agreements require Teradyne to defend and/or indemnify the other party against intellectual property infringement claims brought by a third party with respect to Teradyne’s products. From time to time, Teradyne also indemnifies customers and business partners for damages, losses and liabilities they may suffer or incur relating to personal injury, personal property damage, product liability, breach of confidentiality obligations and environmental claims relating to the use of Teradyne’s products and services or resulting from the acts or omissions of Teradyne, its employees, authorized agents or subcontractors. On occasion, Teradyne has also provided guarantees to customers regarding the delivery and performance of its products, in addition to the warranty described below.
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year
duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of July 3, 2022 and December 31, 2021,
Teradyne had a product warranty accrual of $16.0 million and $24.6 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $65.8 million and $64.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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

Based on historical experience and information known as of July 3, 2022 and December 31, 2021, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.
R. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Non-deductible officers’ compensation	1.4	0.8	1.3	0.8
Foreign taxes	(3.2)	(4.3)	(3.3)	(4.5)
Tax credits	(2.0)	(1.2)	(1.8)	(1.2)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.0)	(1.7)	(1.2)	(1.6)
Discrete benefit related to equity compensation	(0.2)	(0.2)	(2.9)	(2.4)
Other, net	1.1	0.1	1.0	0.1

Effective tax rate	17.1%	14.5%	14.1%	12.2%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of July 3, 2022, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of July 3, 2022 and December 31, 2021, Teradyne had $14.6 million and $14.5 million, respectively, of reserves for uncertain tax positions. The $0.1 million net increase in reserves for uncertain tax positions consists of an increase related to U.S. federal research and development credits generated in the current year partially offset by the release of reserves related to prior year loss carryforwards.
As of July 3, 2022, Teradyne does not anticipate a material change in the balance of unrecognized tax benefits during the next twelve months.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 3, 2022 and December 31, 2021, $0.3 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended July 3, 2022 and July 4, 2021, an expense of $0.1 million and $0.2 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 3, 2022 was $8.3 million, or $0.05 per diluted share. The tax savings due to the tax holiday for the six months ended July 4, 2021 was $15.9 million, or $0.08 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended its
Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
S. SEGMENT INFORMATION
Teradyne has four reportable segments (Semiconductor Test, System Test, Industrial Automation and Wireless Test). Each of the reportable segments is also an individual operating segment.
The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage and system level test, and circuit-board test. The Industrial Automation segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms, autonomous mobile robots and advanced robotic control software. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. Each operating segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.

Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments in effect are described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Segment information for the three and six months ended July 3, 2022 and July 4, 2021 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Eliminations	Consolidated

	(in thousands)
Three Months Ended July 3, 2022
Revenues	$541,348	$134,702	$101,055	$63,854	$(193)	$840,766
Income (loss) before income taxes (1)(2)	177,782	54,042	(6,406)	25,393	(12,219)	238,592
Total assets (3)	1,449,878	229,359	644,099	118,445	1,046,645	3,488,426
Three Months Ended July 4, 2021
Revenues	$833,976	$104,819	$92,186	$54,893	$(146)	$1,085,728
Income (loss) before income taxes (1)(2)	337,302	33,954	(9,837)	21,472	1,135	384,026
Total assets (3)	1,518,941	146,296	687,022	117,702	1,530,961	4,000,922
Six Months Ended July 3, 2022
Revenues	$1,023,688	$253,371	$204,244	$115,372	$(539)	$1,596,136
Income (loss) before income taxes (1)(2)	327,487	95,365	(11,504)	44,012	(36,409)	418,951
Total assets (3)	1,449,878	229,359	644,099	118,445	1,046,645	3,488,426
Six Months Ended July 4, 2021
Revenues	$1,362,039	$237,656	$172,137	$95,791	$(289)	$1,867,334
Income (loss) before income taxes (1)(2)	513,670	85,015	(22,804)	31,088	1,050	608,019
Total assets (3)	1,518,941	146,296	687,022	117,702	1,530,961	4,000,922

(1)
Included in Corporate and Eliminations are: legal
 and environmental
fees, contingent consideration fair value adjustments, interest income, interest expense, severance charges, net foreign exchange gains (losses), acquisition related charges and compensation, pension, intercompany eliminations and for the three and six months ended July 4, 2021, loss on convertible debt conversions.

(2)
Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and, for the three and six months ended July 4, 2021, loss on convertible debt conversions.

(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.
Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$2,071	$—	$2,315	$1,234
Industrial Automation:
Cost of revenues—inventory charge	$831	$—	$1,197	$1,285
Restructuring and other—acquisition related expenses and compensation	—	—	—	550
Wireless:
Cost of revenues—inventory charge	$2,099	$—	$2,976	$672
Corporate and Eliminations:
Restructuring and other—other	$1,500	$1,700	$2,000	$1,846
Restructuring and other—legal settlement charge	—	—	14,700	—
Other (income) expense, net—loss on convertible debt conversions	—	1,175	—	5,244
Restructuring and other—AutoGuide contingent consideration adjustment	—	—	—	(7,227)
Restructuring and other—acquisition related expenses and compensation	—	—	—	(513)

T. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase a minimum of $750.0 million of its common stock in 2022.
During the six months ended July 3, 2022, Teradyne repurchased 5.0 million shares of common stock for $532.8 million at an average price of $107.50 per share. During the six months ended July 4, 2021, Teradyne repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of July 3, 2022 were 9.7 million shares of common stock for $1,132.8 million at an average price per share of $116.45.
The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2022 and May 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of
$0.11 per share. Dividend payments for the three and six months ended July 3, 2022 were $17.5 million and $35.4 million, respectively.
In January 2021 and May 2021, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and six months ended July 4, 2021 were $16.6 million and $33.3 million, respectively.
While Teradyne declared a quarterly cash dividend and authorized a share repurchase program, it may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.

2
7

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
The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. A few customers drive significant demand for our test products both through direct sales and sales to the customers’ supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of significant customers for the foreseeable future. In 2022, we expect lower demand in the mobility and compute segments of our Semiconductor Test business due to end market slowdown in these segments as well as slower technology transition in one of our largest end-markets.
While there is uncertainty if end markets will recover in 2023, the ramp of 3 nanometer starting in 2023 followed by gate-all-around and increasing multichip packaging remain unaltered drivers of growth. We expect Semiconductor Test demand in the automation and industrial segments to remain strong in 2022.
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
Both our test and industrial automation businesses may continue to be impacted by supply constraints, which will in turn impact our revenue and is expected to, along with inflation, increase costs in 2022. Through the second quarter of 2022, inflation has not had a material impact on our results. In the second quarter 2022, we were unable to supply approximately $40 million of revenue in our test businesses for which we had customer demand. Our third quarter 2022 forecast excludes approximately $50 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.
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
Impact of the
COVID-19
Pandemic on our Business
The novel coronavirus
(COVID-19)
pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccination and testing mandates, and business limitations and shutdowns. These measures have impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. We are continuing to monitor the rapidly evolving situation regarding the
COVID-19
pandemic, particularly in China, and the availability and impact of vaccinations globally. However, we are unable to accurately predict the full impact of
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
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 5, 2022, the date of issuance of this Quarterly Report on Form
10-Q.
Health and Safety
In response to the
COVID-19
pandemic, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, contract manufacturers and suppliers, and we have complied with all government orders around the globe. The spread of
COVID-19
has caused us to modify our business practices, which includes implementing social distancing protocols, limiting employee travel and requiring employees to work remotely. We may take further actions as may be required or recommended by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers.
Operations
We believe the
COVID-19
pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our second quarter of 2022 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in supply constraints and short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production based on demand and the availability of supply. We are monitoring our operations closely in an effort to avoid any potential productivity losses caused by responses to the
COVID-19
pandemic.
Demand
The
COVID-19
pandemic has significantly increased economic uncertainty in our markets. Demand for our Test products in China and other countries was strong throughout 2021 and in the first half of 2022, but the
COVID-19
pandemic could cause further economic disruption that could cause demand for our products to decline, which would adversely affect our business.
Liquidity
Although there is continued uncertainty related to the impact of the
COVID-19
pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet, as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the
COVID-19
pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, we amended the credit agreement to extend its maturity to December 10, 2026 as further described in Note H: “Debt.” As of August 5, 2022, we have not borrowed any funds under the credit facility.
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
Supply Chain Constraints and Inflationary Pressures
The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in the second quarter of 2022. As a result, we experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain of our products. In addition, while not material, inflationary pressures contributed to increased costs for product components and wage inflation, impacting our cost of products, gross margin and profit for the quarter. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. While not material through the second quarter of 2022, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable
purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered
components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. There is no assurance that these efforts will be successful. In the second quarter 2022, we were unable to supply approximately $40 million of revenue in our test businesses for which we had customer demand. Our third quarter 2022 forecast excludes approximately $50 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.

Impact of Russia’s invasion of Ukraine on our Business
Russia’s invasion of Ukraine, in February 2022, did not have a significant impact on our business as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although Teradyne does not have significant operations in Russia, the sanctions and Russia’s response to the sanctions, have impacted Teradyne’s business in other countries and could have a negative impact on the Company’s future revenue and supply chain, either of which could adversely affect Teradyne’s business and financial results. In addition, the global economic uncertainty following the invasion, sanctions and Russia’s response to the sanctions could impact demand for our products.
See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 for our risk factors regarding risks associated with both the
COVID-19
pandemic and international conflicts.
Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended July 3, 2022 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, except as noted below.
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
Under ASU
2020-06,
we account for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. We use the if-converted
method in the diluted EPS calculation for convertible instruments. As a result of adoption, we recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $1.8 million to deferred tax assets, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in
capital was reduced by $99.3 million.
Preparation of Financial Statements and Use of Estimates
The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended

	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Percentage of revenues:
Revenues:
Products	83%	88%	83%	86%
Services	17	12	17	14

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	33	36	32	35
Cost of services	7	5	7	5

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40	40	40	41

Gross profit	60	60	60	59
Operating expenses:
Selling and administrative	17	13	18	14
Engineering and development	13	10	14	11
Acquired intangible assets amortization	—	—	1	1
Restructuring and other	—	—	1	—

Total operating expenses	31	24	33	26

Income from operations	29	36	27	33
Non-operating (income) expense:
Interest income	—	—	—	—
Interest expense	—	1	—	1
Other (income) expense, net	1	—	1	—

Income before income taxes	28	35	26	33
Income tax provision	5	5	4	4

Net income	24%	30%	23%	29%

Results of Operations
Second Quarter 2022 Compared to Second Quarter 2021
Revenues
Revenues by our reportable segments were as follows:

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Semiconductor Test	$541.3	$834.0	$(292.7)
System Test	134.7	104.8	29.9
Industrial Automation	101.1	92.2	8.9
Wireless Test	63.9	54.9	9.0
Corporate and Eliminations	(0.2)	(0.1)	(0.1)

	$840.8	$1,085.7	$(244.9)

The decrease in Semiconductor Test revenues of $292.7 million, or 35.1%, was driven primarily by lower tester sales in high performance compute processor and mobile applications, and lower memory test sales of flash memory testers. The increase in System Test revenues of $29.9 million, or 28.5%, was primarily due to higher sales in Storage Test of system level and hard disk drive testers. The increase in Industrial Automation revenues of $8.9 million, or 9.7%, was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The rise in Wireless Test revenues of $9.0 million, or 16.4%, was primarily due to increase in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 3, 2022	July 4, 2021

Taiwan	25%	44%
Korea	17	9
United States	14	9
China	13	15
Europe	8	5
Thailand	6	3
Malaysia	5	2
Japan	5	5
Philippines	3	6
Singapore	2	1
Rest of World	2	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar/Point Change

	(in millions)
Gross profit	$506.4	$647.0	$(140.6)
Percent of total revenues	60.2%	59.6%	0.6
Gross profit as a percent of revenue increased by 0.6 points, primarily due to favorable product mix in Semiconductor Test, partially offset by higher material costs due to inflation.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Selling and administrative	$139.5	$140.2	$(0.7)
Percent of total revenues	16.6%	12.9%
The decrease of $0.7 million in selling and administrative expenses was primarily due to lower variable compensation.

Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Engineering and development	$112.0	$110.0	$2.0
Percent of total revenues	13.3%	10.1%
The increase of $2.0 million in engineering and development expenses was primarily due to higher spending in Semiconductor Test and Industrial Automation, partially offset by lower variable compensation.
Restructuring and Other
During the three months ended July 3, 2022 and July 4, 2021, we recorded a charge of $1.5 million and $1.7 million, respectively, for an increase in environmental and legal liabilities.
Interest and Other

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Interest income	$(1.0)	$(0.6)	$(0.4)
Interest expense	0.9	5.6	$(4.7)
Other (income) expense, net	9.4	(0.1)	$9.5
Interest expense decreased by $4.7 million primarily due to the January 1, 2022 adoption of ASU
2020-06
which eliminated the amortization of the debt discount which was $3.3 million in the three months ended July 4, 2021. Other (income) expense, net increased by $9.5 million primarily due to changes in unrealized gains/losses on equity securities, from a $1.3 million gain in 2021 to a $6.6 million loss in 2022.
Income (Loss) Before Income Taxes

	For the Three Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Semiconductor Test	$177.8	$337.3	$(159.5)
System Test	54.0	34.0	20.0
Wireless Test	25.4	21.5	3.9
Industrial Automation	(6.4)	(9.8)	3.4
Corporate and Eliminations (1)	(12.2)	1.1	(13.3)

	$238.6	$384.0	$(145.4)

(1)
Included in Corporate and Eliminations are legal and environmental fees, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, acquisition related charges and compensation and for the three months ended July 4, 2021, loss on convertible debt conversions.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in compute processor and mobile applications, and lower memory test sales of flash memory testers. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of system level and hard disk drive testers. The rise in income before taxes in Wireless Test was driven primarily by an increase in connectivity test products. The lower losses before taxes in Industrial Automation was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots.

Income Taxes
The effective tax rate for the three months ended July 3, 2022 and July 4, 2021 was 17.1% and 14.5%, respectively. The increase in the effective tax rate from the three months ended July 4, 2021 to the three months ended July 3, 2022 was primarily attributable to a shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, a reduction in the benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and an increase in non-deductible
officers’ compensation. These increases in expense were partially offset by an increase in benefit from tax credits.
Six Months 2022 Compared to Six Months 2021
Revenues
Revenues by our reportable segments were as follows:

	For the Six Months Ended
	July 3, 2022	July 4, 2021	Dollar Change

	(in millions)
Semiconductor Test	$1,023.7	$1,362.0	$(338.3)
System Test	253.4	237.7	15.7
Industrial Automation	204.2	172.1	32.1
Wireless Test	115.4	95.8	19.6
Corporate and Eliminations	(0.5)	(0.3)	(0.2)

	$1,596.1	$1,867.3	$(271.1)

The decrease in Semiconductor Test revenues of $338.3 million, or 24.8%, was driven primarily by lower tester sales in high performance compute processor and mobile applications, and lower memory test sales of flash memory testers. The increase in System Test revenues of $15.7 million, or 6.6%, was primarily due to higher sales in Defense/Aerospace and in Production Board Test. The increase in Industrial Automation revenues of $32.1 million, or 18.7%, was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The rise in Wireless Test revenues of $19.6 million, or 20.5%, was primarily due to increase in connectivity test.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	July 3, 2022	July 4, 2021

Taiwan	22%	40%
China	16	17
Korea	15	9
United States	15	9
Europe	9	6
Thailand	5	5
Japan	5	4
Malaysia	5	3
Philippines	3	5
Singapore	3	2
Rest of World	2	—

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Six Months Ended
	July 3,	July 4,	Dollar/Point
	2022	2021	Change

	(in millions)
Gross profit	$961.3	$1,108.6	$(147.3)
Percent of total revenues	60.2%	59.4%	0.8
Gross profit as a percent of revenue increased by 0.8 points, primarily due to favorable product mix in Semiconductor Test, partially offset by higher material costs due to inflation.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Six Months Ended
	July 3,	July 4,	Dollar
	2022	2021	Change

	(in millions)
Selling and administrative	$279.7	$270.0	$9.7
Percent of total revenues	17.5%	14.5%
The increase of $9.7 million in selling and administrative expenses was primarily due to higher spending in Industrial Automation, and Semiconductor Test, partially offset by lower variable compensation.
Engineering and Development
Engineering and development expenses were as follows:

	For the Six Months Ended
	July 3,	July 4,	Dollar
	2022	2021	Change

	(in millions)
Engineering and development	$220.1	$210.4	$9.7
Percent of total revenues	13.8%	11.3%
The increase of $9.7 million in engineering and development expenses was due to higher spending primarily in Semiconductor Test and Industrial Automation, partially offset by lower variable compensation.
Restructuring and Other
During the six months ended July 3, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million, and a charge of $2.0 million for an increase in environmental and legal liabilities. Previously, in the three months ended December 31, 2021, we recorded a charge of $12.0 million related to this earn-out
dispute
During the six months ended July 4, 2021, we recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities.

Interest and Other

	For the Six Months Ended
	July 3,	July 4,	Dollar
	2022	2021	Change

	(in millions)
Interest income	$(1.7)	$(1.4)	$(0.3)
Interest expense	1.9	11.6	(9.7)
Other (income) expense, net	14.6	3.7	10.9
Interest expense decreased by $9.7 million primarily due to the January 1, 2022 adoption of ASU
2020-06
which eliminated the amortization of the debt discount which was $6.9 million in the six months ended July 4, 2021. Other (income) expense, net increased by $10.9 million primarily due to changes in unrealized gains/losses on equity securities, from a $2.6 million gain in 2021 to an $8.8 million loss in 2022, partially offset by lower losses on convertible debt early conversions.
Income (Loss) Before Income Taxes

	For the Six Months Ended
	July 3,	July 4,	Dollar
	2022	2021	Change

	(in millions)
Semiconductor Test	$327.5	$513.7	$(186.2)
System Test	95.4	85.0	10.4
Wireless Test	44.0	31.1	12.9
Industrial Automation	(11.5)	(22.8)	11.3
Corporate and Eliminations (1)	(36.4)	1.1	(37.5)

	$419.0	$608.0	$(189.0)

(1)
Included in Corporate and Eliminations are legal and environmental fees, contingent consideration adjustments, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, acquisition related charges and compensation and for the six months ended July 4, 2021, loss on convertible debt conversions.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in compute processor and mobile applications, and lower memory test sales of flash memory testers. The increase in income before income taxes in System Test was primarily due to higher sales in Defense/Aerospace and in Production Board Test. The rise in income before taxes in Wireless Test was driven primarily by an increase in connectivity test products. The reduction in losses before taxes in Industrial Automation was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots. The loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges related to litigation for the earn-out
dispute in connection with the AutoGuide acquisition.
Income Taxes
The effective tax rate for the six months ended July 3, 2022 and July 4, 2021 was 14.1% and 12.2%, respectively. The increase in the effective tax rate from the six months ended July 4, 2021 to the six months ended July 3, 2022 was primarily attributable to a shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, a reduction in the benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and an increase in non-deductible
officers’ compensation. These increases in expense were partially offset by increases in benefit from tax credits and discrete benefit related to equity compensation.
Contractual Obligations
There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form
10-K
for the year ended December 31, 2021.

Liquidity and Capital Resources
Our cash, cash equivalents, and marketable securities balances decreased by $606.4 million in the six months ended July 3, 2022 to $893.9 million.
Operating activities during the six months ended July 3, 2022 provided cash of $122.9 million. Changes in operating assets and liabilities used cash of $309.1 million. This was due to a $287.8 million increase in operating assets and a $21.3 million decrease in operating liabilities.
The increase in operating assets was due to a $146.4 million increase in accounts receivable, a $94.8 million prepayments and other assets due to prepayments to our contract manufacturers, and a $46.7 million increase in inventories.
The decrease in operating liabilities was due to a $61.7 million decrease in accrued employee compensation, a $6.9 million decrease in other accrued liabilities, and $2.6 million of retirement plan contributions, partially offset by a $25.0 million increase in accounts payable, a $14.2 million increase in deferred revenue and customer advance payments, and a $10.8 million increase in income taxes.
Investing activities during the six months ended July 3, 2022 used cash of $54.3 million due to $247.9 million used for purchases of marketable securities, and $89.7 million used for purchases of property, plant and equipment, partially offset by $139.7 million and $143.6 million in proceeds from maturities and sales of marketable securities, respectively.
Financing activities during the six months ended July 3, 2022 used cash of $626.8 million due to $532.8 million used for the repurchase of 5.0 million shares of common stock at an average price of $107.5 per share, $42.3 million used for payments of convertible debt principal, $35.4 million used for dividend payments, and $32.8 million used for payment related to net settlements of employee stock compensation awards, partially offset by $16.5 million from the issuance of common stock under employee stock purchase and stock option plans.
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
Investing activities during the six months ended July 4, 2021 provided cash of $92.3 million due to $460.2 million and $116.1 million in proceeds from maturities and sales of marketable securities, respectively, partially offset by $398.1 million used for purchases of marketable securities, $74.0 million used for purchases of property, plant and equipment and $12.0 million used for an investment in MachineMetrics, Inc.
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
In January 2022 and May 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and six months ended July 3, 2022 were $17.5 million and $35.4 million, respectively.
In January 2021 and May 2021, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and six months ended July 4, 2021 were $16.6 million and $33.3 million, respectively.

In January 2021, our Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program. We intend to repurchase a minimum of $750.0 million in 2022.
During the six months ended July 3, 2022, Teradyne repurchased 5.0 million shares of common stock for $532.8 million at an average price of $107.5 per share. During the six months ended July 4, 2021, Teradyne repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of July 3, 2022 were 9.7 million shares of common stock for $1,132.8 million at an average price per share of $116.45.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. As of August 5, 2022, we have not borrowed any funds under the credit facility.
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
Recently Issued Accounting Pronouncements
For the six months ended July 3, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

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
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of July 3, 2022, $74.7million of principal remained outstanding and the Notes had a fair value of $233.3 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the second quarter of 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value

10% Increase	$253,683	$20,344	8.7%
No Change	233,339	—	—
10% Decrease	212,995	(20,344)	(8.7)

Item 4:	Controls and Procedures
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
and
15d-15(f)
under the Exchange Act) during the three months ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The global supply shortage of electrical components and inflationary cost increases has impacted our ability to meet customer demand and could adversely affect our business and financial results
There is currently a global supply shortage of electrical components, including semiconductor chips. As a result, we have experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. While not material, year to date 2022, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable
purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered
components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted for the remainder of 2022 and into 2023. In the second quarter 2022, we were unable to supply approximately $40 million of revenue in our test businesses for which we had customer demand. Our third quarter 2022 forecast excludes approximately $50 million of revenue, primarily in our test businesses, due to these continued supply chain constraints. Also, our suppliers and contract manufacturers have increased their prices, which increased our cost of products. We have been and may continue to be, affected by wage inflation. We have, and may continue to attempt to, offset the effect of these inflationary pressures by increasing the prices of our products. However, we may not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, Teradyne’s Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended July 3, 2022, Teradyne repurchased 5.0 million shares of common stock for $532.8 million at an average price of $107.5 per share. During the six months ended July 4, 2021, Teradyne repurchased 1.6 million shares of common stock for $196.6 million at an average price of $125.69 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of July 3, 2022 were 9.7 million shares of common stock for $1,132.8 million at an average price per share of $116.45.
The following table includes information with respect to repurchases we made of our common stock during the three months ended July 3, 2022 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs

April 4, 2022 - May 1, 2022	853		$111.53		852	$1,103,537
May 2, 2022 - May 29, 2022	989		$104.60		974	$1,001,700
May 30, 2022 - July 3, 2022	1,381		$97.45		1,380	$867,202

	3,223	(1)	$103.37	(1)	3,206

(1)	Includes approximately seventeen thousand shares at an average price of $109.12 withheld from employees for the payment of taxes.
We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures
Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

Exhibit Number	Description

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ S ANJAY M EHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) August 5, 2022