Form 10-Q
period 2022-10-02
TERADYNE, INC
filed 2022-11-04
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022
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
of the Exchange Act
).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of October 31, 2022 was 155,756,146 shares.

TERADYNE, INC.

INDEX

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets as of October 2, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended October 2, 2022 and October 3, 2021	2
	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months ended October 2, 2022 and October 3, 2021	3
	Condensed Consolidated Statements of Convertible Common Shares and Shareholders’ Equity for the Three and Nine Months ended October 2, 2022 and October 3, 2021	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 2, 2022 and October 3, 2021	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Controls and Procedures	42

	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 4.	Mine Safety Disclosures	45
Item 6.	Exhibits	46

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2022	December 31, 2021
	(in thousands, except per share amount)

ASSETS
Current assets:
Cash and cash equivalents	$710,746	$1,122,199
Marketable securities	65,310	244,231
Accounts receivable, less allowance for credit losses of $1,865 and $2,012 at October 2, 2022 and December 31, 2021, respectively	530,349	550,749
Inventories, net	310,754	243,330
Prepayments	502,678	406,266
Other current assets	7,717	9,452

Total current assets	2,127,554	2,576,227
Property, plant and equipment, net	415,181	387,240
Operating lease right-of-use assets, net	61,430	68,807
Marketable securities	111,039	133,858
Deferred tax assets	130,207	102,428
Retirement plans assets	13,805	15,110
Other assets	29,311	24,096
Acquired intangible assets, net	55,580	75,635
Goodwill	375,799	426,024

Total assets	$3,319,906	$3,809,425

LIABILITIES
Current liabilities:
Accounts payable	$167,975	$153,133
Accrued employees’ compensation and withholdings	168,102	253,667
Deferred revenue and customer advances	143,591	146,185
Other accrued liabilities	126,457	124,187
Operating lease liabilities	17,079	19,977
Income taxes payable	64,141	88,789
Current debt	14,596	19,182

Total current liabilities	701,941	805,120
Retirement plans liabilities	137,317	151,141
Long-term deferred revenue and customer advances	48,488	54,921
Long-term other accrued liabilities	15,506	15,497
Deferred tax liabilities	1,327	6,327
Long-term operating lease liabilities	51,872	56,178
Long-term incomes taxes payable	59,135	67,041
Debt	50,195	89,244

Total liabilities	1,065,781	1,245,469

Commitments and contingencies (Note Q)
Mezzanine equity:
Convertible common shares	—	1,512

SHAREHOLDERS’ EQUITY
Common stock , $0.125 par value, 1,000,000 shares authorized; 155,782 and 162,251 shares issued and outstanding at October 2, 2022 and December 31, 2021, respectively	19,473	20,281
Additional paid-in capital	1,746,779	1,811,545
Accumulated other comprehensive loss	(84,779)	(5,948)
Retained earnings	572,652	736,566

Total shareholders’ equity	2,254,125	2,562,444

Total liabilities, convertible common shares and shareholders’ equity	$3,319,906	$3,809,425

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands, except per share amount)
Revenues:
Products	$676,252	$825,448	$2,000,081	$2,437,901
Services	150,821	125,053	423,128	379,934

Total revenues	827,073	950,501	2,423,209	2,817,835
Cost of revenues:
Cost of products	277,539	333,229	795,229	989,859
Cost of services	64,155	46,271	181,279	148,368

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	341,694	379,500	976,508	1,138,227

Gross profit	485,379	571,001	1,446,701	1,679,608
Operating expenses:
Selling and administrative	135,632	134,829	415,351	404,812
Engineering and development	111,715	107,220	331,781	317,644
Acquired intangible assets amortization	4,729	5,355	14,663	16,293
Restructuring and other	1,796	1,197	19,554	(3,426)

Total operating expenses	253,872	248,601	781,349	735,323

Income from operations	231,507	322,400	665,352	944,285
Non-operating (income) expense:
Interest income	(1,318)	(626)	(2,972)	(2,066)
Interest expense	779	3,785	2,704	15,354
Other (income) expense, net	5,849	21,486	20,472	25,223

Income before income taxes	226,197	297,755	645,148	905,774
Income tax provision	42,712	41,037	101,948	115,225

Net income	$183,485	$256,718	$543,200	$790,549

Net income per common share:
Basic	$1.17	$1.56	$3.41	$4.77

Diluted	$1.10	$1.41	$3.17	$4.26

Weighted average common shares—basic	156,364	164,583	159,325	165,690

Weighted average common shares—diluted	166,733	181,987	171,156	185,492

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Net income	$183,485	$256,718	$543,200	$790,549
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	(28,951)	(10,698)	(66,258)	(26,672)
Available-for-sale marketable securities:
Unrealized losses arising during period, net of tax of $(997), $(44), $(3,570), $(516), respectively	(3,581)	(176)	(13,491)	(1,952)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $(11), $(65), $48, $(186), respectively	177	(229)	386	(670)

	(3,404)	(405)	(13,105)	(2,622)
Cash flow hedges:
Unrealized gains arising during period, net of tax of $0, $0, $0, $0, respectively	537	—	537	—
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(2), $(2), respectively	(2)	(2)	(5)	(5)

Other comprehensive loss	(31,820)	(11,105)	(78,831)	(29,299)

Comprehensive income	$151,665	$245,613	$464,369	$761,250

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on
Form 10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
		(in thousands)

For the Three Months Ended October 2, 2022
Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596
Net issuance of common stock under stock-based plans		169	21	12,031			12,052
Stock-based compensation expense				13,194			13,194
Repurchase of common stock		(2,267)	(283)			(203,918)	(204,201)
Cash dividends ($ 0.11 per share)						(17,149)	(17,149)
Settlements of convertible notes		207	26	(58)			(32)
Exercise of convertible notes hedge call options		(207)	(26)	26			—
Net income						183,485	183,485
Other comprehensive loss					(31,820)		(31,820)

Balance, October 2, 2022	$—	155,782	$19,473	$1,746,779	$(84,779)	$572,652	$2,254,125

For the Three Months Ended October 3, 2021
Balance, July 4, 2021	$21,386	165,444	$20,680	$1,772,302	$15,322	$684,952	$2,493,256
Net issuance of common stock under stock-based plans		8	1	(259)			(258)
Stock-based compensation expense				10,042			10,042
Repurchase of common stock		(1,724)	(215)			(212,781)	(212,996)
Cash dividends ($0.10 per share)						(16,452)	(16,452)
Settlements of convertible notes		5,589	699	636,798			637,497
Exercise of convertible notes hedge call options		(5,589)	(699)	(637,015)			(637,714)
Convertible common shares	(18,505)			18,505			18,505
Net income						256,718	256,718
Other comprehensive loss					(11,105)		(11,105)

Balance, October 3, 2021	$2,881	163,728	$20,466	$1,800,373	$4,217	$712,437	$2,537,493

For the Nine Months Ended October 2, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		754	95	(4,287)			(4,192)
Stock-based compensation expense				39,056			39,056
Repurchase of common stock		(7,223)	(903)			(749,097)	(750,000)
Cash dividends ($0.33 per share)						(52,617)	(52,617)
Settlements of convertible notes		1,211	151	(364)			(213)
Exercise of convertible notes hedge call options		(1,211)	(151)	151			—
Convertible common shares	(1,512)			1,512			1,512
Cumulative-effect of change in accounting principle related to convertible debt				(100,834)		94,600	(6,234)
Net income						543,200	543,200
Other comprehensive loss					(78,831)		(78,831)

Balance, October 2, 2022	$—	155,782	$19,473	$1,746,779	$(84,779)	$572,652	$2,254,125

For the Nine Months Ended October 3, 2021
Balance, December 31, 2020	$3,787	166,123	$20,765	$1,765,323	$33,516	$387,414	$2,207,018
Net issuance of common stock under stock-based plans		893	112	(48)			64
Stock-based compensation expense				35,915			35,915
Repurchase of common stock		(3,288)	(411)			(415,769)	(416,180)
Cash dividends ($0.30 per share)						(49,757)	(49,757)
Settlements of convertible notes		7,178	897	840,305			841,202
Exercise of convertible notes hedge call options		(7,178)	(897)	(842,028)			(842,925)
Convertible common shares	(906)			906			906
Net income						790,549	790,549
Other comprehensive loss					(29,299)		(29,299)

Balance, October 3, 2021	$2,881	163,728	$20,466	$1,800,373	$4,217	$712,437	$2,537,493

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s
Annual Report on Form
10-K
for the year ended December 31, 2021, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Cash flows from operating activities:
Net income	$543,200	$790,549
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	67,902	67,866
Stock-based compensation	37,420	34,649
Provision for excess and obsolete inventory	18,929	11,775
Amortization	15,012	27,626
Losses (gains) on investments	11,436	(4,750)
Deferred taxes	(28,373)	(10,732)
Contingent consideration fair value adjustments	—	(7,227)
Loss on convertible debt conversions	—	25,397
Retirement plans actuarial gains	—	(627)
Other	740	243
Changes in operating assets and liabilities
Accounts receivable	4,248	(103,299)
Inventories	(68,817)	21,943
Prepayments and other assets	(94,331)	(138,564)
Accounts payable and other liabilities	(71,682)	65,064
Deferred revenue and customer advances	(5,896)	8,699
Retirement plans contributions	(3,897)	(4,123)
Income taxes	(31,370)	(17,406)

Net cash provided by operating activities	394,521	767,083

Cash flows from investing activities:
Purchases of property, plant and equipment	(128,672)	(103,162)
Purchases of marketable securities	(267,175)	(509,470)
Proceeds from sales of marketable securities	259,200	209,437
Proceeds from maturities of marketable securities	182,092	571,277
Purchase of investment	—	(12,000)

Net cash provided by investing activities	45,445	156,082

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	28,733	32,590
Repurchase of common stock	(750,000)	(406,180)
Payments of convertible debt principal	(52,005)	(301,997)
Dividend payments	(52,578)	(49,711)
Payments related to net settlement of employee stock compensation awards	(32,987)	(32,045)

Net cash used for financing activities	(858,837)	(757,343)

Effects of exchange rate changes on cash and cash equivalents	7,418	(489)

(Decrease) increase in cash and cash equivalents	(411,453)	165,333
Cash and cash equivalents at beginning of period	1,122,199	914,121

Cash and cash equivalents at end of period	$710,746	$1,079,454

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$2,349	$2,286
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
capital was reduced by $100.8 million.

C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the nine months ended October 2, 2022, there were
no
recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.
D. INVESTMENT IN OTHER COMPANY
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At October 2, 2022, the value of the investment was $12.0 million, and there were no changes during the three and nine months ended October 2, 2022.
E. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines. During the three months ended October 2, 2022 Teradyne combined Mobile Industrial Robots and AutoGuide into one business unit. Revenues for all periods shown below have been combined accordingly.

	Semiconductor Test			Industrial Automation
	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Corporate and Eliminations	Total
	(in thousands)
For the Three Months Ended October 2, 2022 (1)
Timing of Revenue Recognition
Point in Time	$383,801	$117,943	$93,248	$71,300	$15,025	$42,885	$—	$724,202
Over Time	66,614	7,346	22,906	2,062	680	3,263	—	102,871

Total	$450,415	$125,289	$116,154	$73,362	$15,705	$46,148	$—	$827,073

Geographical Market
Asia Pacific	$399,323	$122,839	$73,768	$18,850	$2,917	$34,420	$—	$652,117
Americas	31,719	2,129	35,865	26,515	8,877	9,481	—	114,586
Europe, Middle East and Africa	19,373	321	6,521	27,997	3,911	2,247	—	60,370

Total	$450,415	$125,289	$116,154	$73,362	$15,705	$46,148	$—	$827,073

For the Three Months Ended October 3, 2021 (1)
Timing of Revenue Recognition
Point in Time	$508,747	$105,454	$88,155	$76,008	$12,577	$65,409	$(63)	$856,287
Over Time	66,270	7,761	14,450	1,742	687	3,304	—	94,214

Total	$575,017	$113,215	$102,605	$77,750	$13,264	$68,713	$(63)	$950,501

Geographical Market
Asia Pacific	$519,886	$110,362	$62,757	$19,654	$2,788	$54,344	$—	$769,791
Americas	29,119	2,281	34,560	23,429	5,321	11,352	(63)	105,999
Europe, Middle East and Africa	26,012	572	5,288	34,667	5,155	3,017	—	74,711

Total	$575,017	$113,215	$102,605	$77,750	$13,264	$68,713	$(63)	$950,501

For the Nine Months Ended October 2, 2022 (2)
Timing of Revenue Recognition
Point in Time	$1,102,467	$281,456	$317,230	$234,352	$49,570	$152,079	$—	$2,137,154
Over Time	193,996	21,473	52,295	6,268	2,582	9,441	—	286,055

Total	$1,296,463	$302,929	$369,525	$240,620	$52,152	$161,520	$—	$2,423,209

Geographical Market
Asia Pacific	$1,153,599	$294,986	$243,135	$54,828	$10,826	$113,472	$—	$1,870,846
Americas	90,148	6,727	105,884	81,857	24,670	36,628	—	345,914
Europe, Middle East and Africa	52,716	1,216	20,506	103,935	16,656	11,420	—	206,449

Total	$1,296,463	$302,929	$369,525	$240,620	$52,152	$161,520	$—	$2,423,209

	Semiconductor Test			Industrial Automation
	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Corporate and Eliminations	Total
	(in thousands)
For the Nine Months Ended October 3, 2021 (2)
Timing of Revenue Recognition
Point in Time	$1,548,895	$291,578	$295,666	$214,427	$41,612	$154,908	$(352)	$2,546,734
Over Time	188,022	21,776	44,595	5,001	2,111	9,596	—	271,101

Total	$1,736,917	$313,354	$340,261	$219,428	$43,723	$164,504	$(352)	$2,817,835

Geographical Market
Asia Pacific	$1,618,117	$301,562	$223,507	$55,531	$8,674	$133,678	$—	$2,341,069
Americas	71,562	9,373	98,475	66,390	17,799	24,228	(352)	287,475
Europe, Middle East and Africa	47,238	2,419	18,279	97,507	17,250	6,598	—	189,291

Total	$1,736,917	$313,354	$340,261	$219,428	$43,723	$164,504	$(352)	$2,817,835

(1)
Includes $1.8 million and $3.8 million in 2022 and 2021, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

(2)	Includes $5.9 million and $11.1 million in 2022 and 2021, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “Revenue from Contracts with Customers.”

Contract Balances
During the three and nine months ended October 2, 2022, Teradyne recognized $27.1 million and $87.3 million, respectively, that was previously included within the deferred revenue and customer advances balances at the beginning of the period. During the three and nine months ended October 3, 2021, Teradyne recognized $32.9 million and $82.5 million, respectively, that was previously included within the deferred revenue and customer advances balances. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of October 2, 2022, Teradyne has $1,506 million of unsatisfied performance obligations. Teradyne expects to recognize 88% of the remaining performance obligations in the next 12 months and 12% in
1-3
years.
Deferred revenue and customer advances consist of the following at October 2, 2022 and December 31, 2021, and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	October 2, 2022	December 31, 2021
	(in thousands)
Maintenance, service and training	$76,310	$81,826
Extended warranty	61,920	64,168
Customer advances, undelivered elements and other	53,849	55,112

Total deferred revenue and customer advances	$192,079	$201,106

Accounts Receivable
During the three and nine months ended October 2, 2022 and October 3, 2021, Teradyne sold certain trade accounts receivables on a non-recourse
basis to third-party financial institutions pursuant to factoring agreements. During the three months ended October 2, 2022 and October 3, 2021, total trade accounts receivable sold under the factoring agreements were $15.9 million and $66.9 million, respectively. During the nine months ended October 2, 2022 and October 3, 2021, total trade accounts receivable sold under the factoring agreements were $73.0 million and $81.7 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.

F. INVENTORIES
Inventories, net consisted of the following at October 2, 2022 and December 31, 2021:

	October 2, 2022	December 31, 2021
	(in thousands)

Raw material	$228,762	$155,641
Work-in-process	42,093	37,740
Finished goods	39,899	49,949

	$310,754	$243,330

Inventory reserves at October 2, 2022 and December 31, 2021 were $124.8 million and $114.1 million, respectively.
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
During the three and nine months ended October 2, 2022 and October 3, 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three and nine months ended October 2, 2022 were $0.1 million and $0.6 million, respectively. Realized gains recorded in the three and nine months ended October 3, 2021 were $0.5 million and $2.6 million, respectively. Realized losses recorded in the three and nine months ended October 2, 2022 were $0.3 million and $0.9 million, respectively. No realized losses were recorded in the three and nine months ended October 3, 2021. Realized gains and losses are included in other (income) expense, net.
Unrealized losses on equity securities recorded in the three and nine months ended October 2, 2022 were $2.3 million and $11.1 million, respectively. No unrealized gains on equity securities were recorded in the three and nine months ended October 2, 2022. Unrealized gains on equity securities recorded in the
nine months ended October 3, 2021 were $3.3 million. Unrealized losses on equity securities recorded in the three and nine months ended October 3, 2021 were $0.4 million and $1.1 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss).
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of October 2, 2022 and December 31, 2021.

	October 2, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$464,744	$—	$—	$464,744
Cash equivalents	51,243	194,759	—	246,002
Available-for-sale securities:
U.S. Treasury securities	—	65,354	—	65,354
Corporate debt securities	—	45,864	—	45,864
Commercial paper	—	17,719	—	17,719
Debt mutual funds	6,441	—	—	6,441
U.S. government agency securities	—	4,681	—	4,681
Certificates of deposit and time deposits	—	1,205	—	1,205
Non-U.S. government securities	—	512	—	512
Equity securities:
Mutual funds	34,573	—	—	34,573

	$557,001	$330,094	$—	$887,095
Derivative assets	—	546	—	546

Total	$557,001	$330,640	$—	$887,641

Liabilities
Derivative liabilities	$—	$1,106	$—	$1,106

Total	$—	$1,106	$—	$1,106

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$515,987	$194,759	$—	$710,746
Marketable securities	—	65,310	—	65,310
Long-term marketable securities	41,014	70,025	—	111,039
Prepayments and other current assets	—	546	—	546

Total	$557,001	$330,640	$—	$887,641

Liabilities	.
Other cur r ent liabilities	$—	$1,106	$—	$1,106

Total	$—	$1,106	$—	$1,106

1
0

	December 31, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$628,740	$—	$—	$628,740
Cash equivalents	412,212	81,247	—	493,459
Available-for-sale securities:				—
Commercial paper	—	189,620	—	189,620
U.S. Treasury securities	—	77,789	—	77,789
Corporate debt securities	—	56,901	—	56,901
Debt mutual funds	7,971	—	—	7,971
U.S. government agency securities	—	4,610	—	4,610
Certificates of deposit and time deposits	—	1,356	—	1,356
Non-U.S. government securities	—	589	—	589
Equity securities:
Mutual Funds	39,253	—	—	39,253

	$1,088,176	$412,112	$—	$1,500,288
Derivative assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Derivative liabilities	—	118	—	118

Total	$—	$118	$—	$118

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$1,040,952	$81,247	$—	$1,122,199
Marketable securities	—	244,231	—	244,231
Long-term marketable securities	47,224	86,634	—	133,858
Prepayments and other current assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Other current liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

Changes in the fair value of Level 3 contingent consideration for the nine months ended October 2, 2022, and October 3, 2021 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)

Balance at beginning of period	$—	$—	$—	$7,227
Fair value adjustment (a)	—	—	—	(7,227)

Balance at end of period	$—	$—	$—	$—

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
earn-out
obligations.

1
1

The carrying amounts and fair values of Teradyne’s financial instruments at October 2, 2022 and December 31, 2021 were as follows:

	October 2, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$710,746	$710,746	$1,122,199	$1,122,199
Marketable securities	176,349	176,349	378,089	378,089
Derivative assets	546	546	92	92
Liabilities
Derivative liabilities	1,106	1,106	118	118
Convertible debt	64,791	154,486	108,426	604,648
The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at October 2, 2022:

	October 2, 2022
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
U.S. Treasury securities	$69,598	$—	$(4,244)	$65,354	$65,354
Corporate debt securities	52,926	1	(7,063)	45,864	45,622
Commercial paper	17,691	35	(7)	17,719	8,983
Debt mutual funds	6,897	—	(456)	6,441	3,075
U.S. government agency securities	4,790	—	(109)	4,681	4,681
Certificates of deposit and time deposits	1,205	—	—	1,205	—
Non-U.S. government securities	512	—	—	512	—

	$153,619	$36	$(11,879)	$141,776	$127,715

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$65,744	$35	$(469)	$65,310	$55,369
Long-term marketable securities	87,875	1	(11,410)	76,466	72,346

	$153,619	$36	$(11,879)	$141,776	$127,715

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

As of October 2, 2022, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $99.7 million and $28.0 million, respectively. As of December 31, 2021, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $85.4 million and $6.5 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at October 2, 2022 and December 31, 2021 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at October 2, 2022 were as follows:

	October 2, 2022
	Cost	Fair Market Value
	(in thousands)

Due within one year	$65,744	$65,310
Due after 1 year through 5 years	35,934	34,116
Due after 5 years through 10 years	4,800	4,209
Due after 10 years	40,244	31,700

Total	$146,722	$135,335

Contractual maturities of investments in
available-for-sale
securities held at October 2, 2022 exclude debt mutual funds with a fair market value of $6.4 million, as they do not have a contractual maturity date.

1
3

Derivatives
Teradyne conducts business in various foreign countries, with certain transactions denominated in local currencies. As a result, Teradyne is exposed to risks relating to changes in foreign currency exchange rates. Teradyne’s foreign currency risk management objective is to minimize the effect of exchange rate fluctuations associated with the remeasurement of monetary assets and liabilities denominated in foreign currencies, and changes in its cash inflows attributable to the forecasted cash flows from certain foreign currency denominated revenues.
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
Teradyne also enters into foreign currency forward and option contracts designated as cash flow hedges to hedge the risk of changes in its cash inflows attributable to changes in foreign currency exchange rates. The cash flow hedges have maturities of less than six months and mature in the period of revenue recognition for certain products and services in b
a
cklog and forecasted to be recognized in a future period. Teradyne evaluates cash flow hedges for effectiveness at inception based on the critical terms match method. The hedges are not expected to incur any ineffectiveness however a quarterly qualitative assessment of effectiveness is done to determine if the critical terms match method remains appropriate to use. The change in fair value of the contracts is recorded in accumulated other comprehensive income (loss) and reclassified to earnings at maturity date.
Teradyne does not use derivative financial instruments for speculative purposes.
At October 2, 2022 and December 31, 2021, Teradyne had the following foreign currency forward contracts to buy and sell
non-U.S.
currencies for U.S. dollars and other
non-U.S.
currencies with the following notional amounts:

	October 2, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(37.5)	$—	$(37.5)	$(31.4)	$—	$(31.4)
Taiwan Dollar	(35.2)	—	(35.2)	(35.1)	—	(35.1)
Korean Won	(5.4)	—	(5.4)	(4.2)	—	(4.2)
British Pound Sterling	(1.1)	—	(1.1)	(1.8)	—	(1.8)
Danish Krone	(0.5)	—	(0.5)	—	—	—
Singapore Dollar	—	24.4	24.4	—	61.9	61.9
Euro	—	36.7	36.7	—	44.9	44.9
Philippine Peso	—	2.8	2.8	—	3.9	3.9
Chinese Yuan	—	2.4	2.4	—	2.8	2.8

Total	$(79.7)	$66.3	$(13.4)	$(72.5)	$113.5	$41.0

The fair value of the outstanding
foreign currency forward
contracts was a loss of $1.1 million and $0.1 million, respectively, at October 2, 2022 and December 31, 2021.
Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
At October 2, 2022 and December 31, 2021, Teradyne had the following cash flow hedge contracts to buy and sell
non-U.S.
currencies for U.S. dollars with the following notional amounts:

	October 2, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(5.4)	$26.6	$21.2	$—	$—	$—
Taiwan Dollar	(9.2)	18.3	9.1	—	—	—

Total	$(14.6)	$44.9	$30.3	$—	$—	$—

The fair value of the outstanding cash flow hedge contracts was a gain of $0.5 million at October 2, 2022.
Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity the gains or losses associated with cash flow hedge contracts are recorded to revenue.
The following table summarizes the fair value of derivative instruments as of October 2, 2022 and December 31, 2021:

	Balance Sheet Location	October 2, 2022	December 31, 2021
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Prepayments	$9	$92
Foreign currency forward contracts	Other current liabilities	(1,106)	(118)
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepayments	537	—
Total derivatives		$(560)	$(26)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and nine months ended October 2, 2022 and October 3, 2021:

	Location of Losses (Gains) Recognized in Statement of Operations	For the Three Months Ended		For the Nine Months Ended
		October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
		(in thousands)

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other (income) expense, net	$1,246	$2,288	$(2,209)	$5,937
Derivatives designated as hedging instruments:
Foreign currency option contracts	Revenue	—	—	—	—

Total derivatives		$1,246	$2,288	$(2,209)	$5,937

The above table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and nine months ended October 2, 2022, net losses from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.6 million and $9.5 million, respectively. For the three and nine months ended October 3, 2021, net gains from the remeasurement of monetary assets and liabilities denominated in foreign currencies were $1.0 million and $1.3 million, respectively.
See Note H: “Debt” regarding derivatives related to the convertible senior notes.
H. DEBT
Convertible Senior Notes
On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25
% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately
$450.8
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

(the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified
corporate events. On or after September 15, 2023 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. As of October 2, 2022, the conversion price was approximately $31.47 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of November 4, 2022, one hundred and sixteen holders had exercised the option to convert $401.8 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.47.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of October 2, 2022, the strike price of the warrants was approximately $39.50 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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
capital was reduced by $100.8 million.
On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash.
Debt issuance fees of approximately $0.2 million, at October 2, 2022, are being amortized to interest expense using the effective interest method over the seven-year term of the Notes.
The below tables represent the key components of Teradyne’s convertible senior notes:

	October 2, 2022	December 31, 2021
	(in thousands)
Debt principal	$64,980	$116,980
Unamortized debt issuance fees (1)	189	8,554

Net Carrying amount of convertible debt	$64,791	$108,426

Reported as follows:

	October 2, 2022	December 31, 2021
	(in thousands)
Current debt	$14,596	$19,182
Long-term debt	50,195	89,244

Net carrying amount of convertible debt	$64,791	$108,426

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)		(in thousands)

Contractual interest expense on the coupon	$159	$355	$592	$2,666
Amortization of debt issuance fees recognized as interest expense (2)	43	2,424	173	9,771

Total interest expense on the convertible debt	$202	$2,779	$765	$12,437

(1)	Unamortized debt issuance fees as of December 31, 2021 include unamortized debt discount of $8.1 million, which was eliminated with the adoption of ASU 2020- 0 6 on January 1, 2022.
(2)	Three and nine months ended October 3, 2021 includes the amortization of debt discount component, which was eliminated with the adoption of ASU 2020-06 on January 1, 2022.
As of October 2, 2022, the conversion price was approximately $31.47 per share and the if-converted
value of the notes was $155.2 million.
During the nine months ended October 2, 2022, thirty-three debt holders elected to convert $52.0 million of debt principal. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 1.2 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
Additional conversions of approximately $14.6 million of debt principal will occur in the fourth quarter of 2022 and the liability is included in current debt.
Teradyne expects to make contractual interest payme
nts of $0.6 million in the next 12 months and $0.3 million thereafter.
Revolving Credit Facility
On May 1, 2020, Teradyne entered into a credit agreement (the “Credit Agreement”) with Truist Bank, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a three-year, senior secured revolving credit facility of $400.0 million (the “Credit Facility”).
On December 10, 2021, the Credit Agreement was amended to extend the maturity date of the Credit Facility to December 10, 2026. On October 5, 2022, the Credit Agreement was amended to increase the amount of the Credit Facility to $750.0 million from $400.0 million.
The Credit Agreement provides that, subject to customary conditions, Teradyne may seek to obtain from existing or new lenders the available incremental amount under the Credit Facility, not to exceed the greater of $
200.0
 million or
15
% of consolidated EBIDTA.
The interest rate applicable to loans under the Credit Facility are, at Teradyne’s option, equal to either a base rate plus a margin ranging from 0.00% to 0.75% per annum or SOFR plus a margin ranging from 1.10% to 1.85% per annum, based on the consolidated leverage ratio of Teradyne. In addition, Teradyne will pay a commitment fee on the unused portion of the commitments under the Credit Facility ranging from 0.15% to 0.25% per annum, based on the then applicable consolidated leverage ratio.
Teradyne is not required to repay any loans under the Credit Facility prior to maturity, subject to certain customary exceptions. Teradyne is permitted to prepay all or any portion of the loans under the Credit Facility prior to maturity without premium or penalty, other than customary SOFR breakage costs.
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
As of November 4, 2022, Teradyne has not borrowed any funds under the credit facility and was in compliance with all covenants.
See Note U: “Subsequent Event” regarding an increase in the amount of the Credit Facility.
I. PREPAYMENTS
Prepayments consist of the following:

	October 2, 2022	December 31, 2021
	(in thousands)
Contract manufacturer and supplier prepayments	$466,648	$364,478
Prepaid maintenance and other services	13,760	13,660
Prepaid taxes	12,531	15,090
Other prepayments	9,739	13,038

Total prepayments	$502,678	$406,266

J. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Balance at beginning of period	$16,036	$25,676	$24,577	$16,633
Accruals for warranties issued during the period	4,930	6,641	15,460	28,719
Accruals related to pre-existing warranties	(654)	(963)	(5,024)	(3,966)
Settlements made during the period	(6,181)	(5,233)	(20,882)	(15,265)

Balance at end of period	$14,131	$26,121	$14,131	$26,121

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Balance at beginning of period	$65,791	$63,525	$64,168	$51,929
Deferral of new extended warranty revenue	6,987	12,728	28,550	36,533
Recognition of extended warranty deferred revenue	(10,858)	(8,771)	(30,798)	(20,980)

Balance at end of period	$61,920	$67,482	$61,920	$67,482

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
During the nine months ended October 2, 2022 and October 3, 2021, Teradyne granted 0.4 million and 0.3 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $110.34 and $113.76, respectively, and $0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $106.91 and $127.77, respectively.
During the nine months ended October 2, 2022 and October 3, 2021, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $110.84 and $113.65, respectively.

Duri
ng the nine months ended October 2, 2022 and October 3, 2021, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $101.06 and $125.02, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021

Risk-free interest rate	1.4%	0.2%
Teradyne volatility-historical	47.1%	43.9%
NYSE Composite Index volatility-historical	22.7%	22.9%
Dividend yield	0.4%	0.4%
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
During the nine months ended October 2, 2022 and October 3, 2021, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $39.01 and $36.60, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021
Expected life (years)	4.0	5.0
Risk-free interest rate	1.6%	0.4%
Volatility-historical	43.7%	37.8%
Dividend yield	0.4%	0.4%
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

L. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
	(in thousands)
Nine Months Ended October 2, 2022

Balance at December 31, 2021, net of tax of $0, $1,055, $0, $(1,128), respectively	$(10,818)	$3,704	$—	$1,166	$(5,948)
Other comprehensive (loss) gain before reclassifications, net of tax of $0, $(3,570), $0, $0, respectively	(66,258)	(13,491)	537	—	(79,212)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $48, $0, $(2), respectively	—	386	—	(5)	381

Net current period other comprehensive (loss) gain, net of tax of $0, $(3,522), $0, $(2), respectively	(66,258)	(13,105)	537	(5)	(78,831)

Balance at October 2, 2022, net of tax of $0, $(2,467), $0, $(1,130), respectively	$(77,076)	$(9,401)	$537	$1,161	$(84,779)

Nine Months Ended October 3, 2021
Balance at December 31, 2020, net of tax of $0, $1,910, $0, $(1,126), respectively	$25,389	$6,954	$—	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(516), $0, $0, respectively	(26,672)	(1,952)	—	—	(28,624)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(186), $0, $(2), respectively	—	(670)	—	(5)	(675)

Net current period other comprehensive loss, net of tax of $0, $(702), $0, $(2), respectively	(26,672)	(2,622)	—	(5)	(29,299)

Balance at October 3, 2021, net of tax of $0, $1,208, $0, $(1,128), respectively	$(1,283)	$4,332	$—	$1,168	$4,217

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three and nine months ended October 2, 2022 and October 3, 2021 were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Nine Months Ended		Affected Line Item in the Statements of Operations
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $11, $65, $(48) , $186, respectively	$(177)	$229	$(386)	$670	Other (income) expense, net
Defined benefit postretirement plan:
Amortization of prior service credit, net of tax of $0, $0, $2, $2, respectively	2	2	5	5		(a)

Total reclassifications, net of tax of $11, $65, $46, $188, respectively	$(175)	$231	$(381)	$675	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note P: “Retirement Plans.”

M. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. In the nine months ended October 2, 2022, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.
The changes in the carrying amount of goodwill by reportable segments for the nine months ended October 2, 2022, were as follows:

	Industrial Automation	Wireless Test	Semiconductor Test	System Test	Total
	(in thousands)
Balance at December 31, 2021

Goodwill	$405,971	$361,819	$262,101	$158,699	$1,188,590
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	405,971	7,976	1,561	10,516	426,024

Foreign currency translation adjustment	(50,126)	—	(99)	—	(50,225)

Balance at October 2, 2022
Goodwill	355,845	361,819	262,002	158,699	1,138,365
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	$355,845	$7,976	$1,462	$10,516	$375,799

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Balance at October 2, 2022

Developed technology	$272,547	$(232,802)	$(7,620)	$32,125
Customer relationships	57,739	(50,623)	126	7,242
Tradenames and trademarks	59,387	(40,809)	(2,365)	16,213

Total intangible assets	$389,673	$(324,234)	$(9,859)	$55,580

Balance, December 31, 2021
Developed technology	$272,547	$(223,413)	$(4,093)	$45,041
Customer relationships	57,739	(48,921)	209	9,027
Tradenames and trademarks	59,387	(37,237)	(583)	21,567

Total intangible assets	$389,673	$(309,571)	$(4,467)	$75,635

Aggregate
intangible asset amortization expense was $4.7 million and $14.7 million, respectively, for the three and nine months ended October 2, 2022 and $5.4 million and $16.3 million, respectively, for the three and nine months ended October 3, 2021.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2022	$4,592
2023	17,922
2024	17,617
2025	10,855
2026	2,262
Thereafter	2,332
N. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$183,485	$256,718	$543,200	$790,549

Weighted average common shares-basic	156,364	164,583	159,325	165,690
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	8,284	9,819	9,114	9,774
Incremental shares from assumed conversion of convertible notes (2)	1,453	6,464	1,965	8,784
Restricted stock units	564	1,035	673	1,147
Stock options	45	73	56	87
Employee stock purchase plan	23	13	23	10

Dilutive potential common shares	10,369	17,404	11,831	19,802

Weighted average common shares-diluted	166,733	181,987	171,156	185,492

Net income per common share-basic	$1.17	$1.56	$3.41	$4.77

Net income per common share-diluted	$1.10	$1.41	$3.17	$4.26

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

The computation of diluted net income per common share for the three and nine months ended October 2, 2022 excludes the effect of the potential vesting of 0.7 million and 0.9 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and nine months ended October 3, 2021 excludes the effect of the potential vesting of 0.1 million and 0.1 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
O. RESTRUCTURING AND OTHER
During the three months ended October 2, 2022, Teradyne recorded $1.2 million of severance charges primarily in Industrial Automation and $0.7 million for an increase in legal liabilities.
During the three months ended October 3, 2021, Teradyne recorded $0.6 million of severance charges primarily in Industrial Automation.

During the nine months ended October 2, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million, a charge of $2.7 million for an increase in environmental and legal liabilities, and $2.1 million of severance charges primarily in Industrial Automation. Previously, in the three months ended December 31, 2021, Teradyne recorded a charge of $12.0 million related to this earn-out
dispute.
During the nine months ended October 3, 2021, Teradyne recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, and $1.2 million of severance charges primarily in Industrial Automation.
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
In the nine months ended October 2, 2022 and October 3, 2021, Teradyne contributed $2.5 million and $2.5 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.7 million and $0.8 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three and nine months ended October 2, 2022 and October 3, 2021, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	October 2, 2022		October 3, 2021
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$397	$153	$452	$240
Interest cost	1,222	96	1,098	86
Expected return on plan assets	(732)	(16)	(936)	(17)

Total net periodic pension cost	$887	$233	$614	$309

	For the Nine Months Ended
	October 2, 2022		October 3, 2021
	United States	Foreign	United States	Foreign
	(in thousands)
Service cost	$1,191	$539	$1,357	$720
Interest cost	3,665	333	3,295	257
Expected return on plan assets	(2,195)	(54)	(2,809)	(50)
Net actuarial gain	(45)	—	(400)	—

Total net periodic pension cost	$2,616	$818	$1,443	$927

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

For the three and nine months ended October 2, 2022 and October 3, 2021, Teradyne’s net periodic postretirement benefit cost (credit) was comprised of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Service cost	$16	$16	$48	$48
Interest cost	44	43	132	128
Amortization of prior service credit	(2)	(2)	(7)	(7)
Net actuarial loss (gain)	—	—	54	(228)

Total net periodic postretirement benefit cost (credit)	$58	$57	$227	$(59)

Q. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of October 2, 2022, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $887.1 million, of which $808.3 million is for less than one year.
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

As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year
duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of October 2, 2022 and December 31, 2021, Teradyne had a product warranty accrual of $14.1 million and $24.6 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $61.9 million and $64.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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
Based on historical experience and information known as of October 2, 2022 and December 31, 2021, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.
R. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Non-deductible officers’ compensation	1.8	0.8	1.4	0.8
Foreign taxes	(0.7)	(4.4)	(2.4)	(4.4)
Tax credits	(2.1)	(1.9)	(1.9)	(1.4)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(1.4)	(1.5)	(1.2)	(1.6)
Discrete benefit related to equity compensation	(0.1)	(0.1)	(1.9)	(1.6)
Other, net	0.4	(0.1)	0.8	(0.1)

Effective tax rate	18.9%	13.8%	15.8%	12.7%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of October 2, 2022, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of October 2, 2022 and December 31, 2021, Teradyne had $14.8 million and $14.5 million, respectively, of reserves for uncertain tax positions. The $0.3 million net increase in reserves for uncertain tax positions consists of an increase related to U.S. federal research and development credits generated in the current year partially offset by the release of reserves related to prior year loss carryforwards.
As of October 2, 2022, Teradyne does not anticipate a material change in the balance of unrecognized tax benefits during the next twelve months.

Teradyne
 recognizes interest and penalties related to income tax matters in income tax expense. As of October 2, 2022 and December 31, 2021, $0.4 million and $0.3 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the nine months ended October 2, 2022 and October 3, 2021, expense
s
of $0.1 million and $0.3 million, respectively, w
ere
recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the nine months ended October 2, 2022 was $9.7 million, or $0.05 per diluted share. The tax savings due to the tax holiday for the nine months ended October 3, 2021 was $23.9 million, or $0.13 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended its Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
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
10-K
for the year ended December 31, 2021.

Segment information for the three and nine months ended October 2, 2022 and October 3, 2021 is as follows:

	Semiconductor Test	System Test	Industrial Automation	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
Three Months Ended October 2, 2022

Revenues	$575,704	$116,154	$89,067	$46,148	$—	$827,073
Income (loss) before income taxes (1)(2)	182,625	40,201	(3,992)	12,647	(5,284)	226,197
Total assets (3)	1,366,478	192,684	614,558	110,484	1,035,702	3,319,906
Three Months Ended October 3, 2021
Revenues	$688,232	$102,605	$91,014	$68,713	$(63)	$950,501
Income (loss) before income taxes (1)(2)	265,017	31,773	(4,226)	31,726	(26,535)	297,755
Total assets (3)	1,251,549	147,970	696,792	119,568	1,546,303	3,762,182
Nine Months Ended October 2, 2022
Revenues	$1,599,392	$369,525	$292,772	$161,520	$—	$2,423,209
Income (loss) before income taxes (1)(2)	510,112	135,566	(15,496)	56,659	(41,693)	645,148
Total assets (3)	1,366,478	192,684	614,558	110,484	1,035,702	3,319,906
Nine Months Ended October 3, 2021
Revenues	$2,050,271	$340,261	$263,151	$164,504	$(352)	$2,817,835
Income (loss) before income taxes (1)(2)	778,687	116,788	(14,586)	63,810	(38,925)	905,774
Total assets (3)	1,251,549	147,970	696,792	119,568	1,546,303	3,762,182

(1)
Included in Corporate and Eliminations are: legal and environmental fees, contingent consideration fair value adjustments, interest income, interest expense, severance charges, net foreign exchange gains (losses), acquisition related charges and compensation, pension, intercompany eliminations and for the three and nine months ended October 3, 2021, loss on convertible debt conversions.

(2)
Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and, for the three and nine months ended October 3, 2021, loss on convertible debt conversions.

(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.
Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$10,829	$3,725	$13,144	$4,959
Industrial Automation:
Restructuring and other—employee severance	$1,074	$—	$1,616	$965
Cost of revenues—inventory charge	—	3,656	1,411	4,941
Restructuring and other—acquisition related expenses and compensation	—	—	—	825
Wireless:
Cost of revenues—inventory charge	$966	$679	$3,942	$1,351
System Test:
Cost of revenues—inventory charge	$—	$—	$—	$524
Corporate and Eliminations:
Restructuring and other—other	$700	$—	$2,700	$1,846
Restructuring and other—legal settlement charge	—	—	14,700	—
Other (income) expense, net—loss on convertible debt conversions	—	20,153	—	25,397
Restructuring and other—AutoGuide contingent consideration adjustment	—	—	—	(7,227)
Restructuring and other—acquisition related expenses and compensation	—	—	—	(513)

T. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2021, Teradyne’s Board of Directors approved a new repurchase program for up to $2.0 billion of common stock.

During the nine months ended October 2, 2022, Teradyne repurchased 7.2 million shares of common stock for $750.0 million at an average price of $103.83 per share. During the nine months ended October 3, 2021, Teradyne repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of October 2, 2022 were 12.0 million shares of common stock for $1,350.0 million at an average price per share of $112.55.
The total price includes commissions and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2022, May 2022 and August 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 2, 2022 were $17.1 million and $52.6 million, respectively.
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
U. SUBSEQUENT EVENT
On October 5, 2022, Teradyne amended its existing credit agreement to increase the amount of its senior secured revolving credit facility to $750 million from $400 million.

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

The market for our test products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. A few customers drive significant demand for our test products both through direct sales and sales to the customers’ supply partners. We expect that sales of our test products will continue to be concentrated with a limited number of significant customers for the foreseeable future. In 2022, we expect lower demand in the mobility and compute segments of our Semiconductor Test business due to end market slowdown in these segments as well as slower technology transition in one of our largest end-markets. While there is uncertainty if end markets will recover in 2023, the ramp of 3 nanometer starting in 2023 followed by gate-all-around and increasing multichip packaging remain drivers of growth. We expect Semiconductor Test demand in the automotive and industrial segments to remain strong in 2022.

Our Industrial Automation segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Industrial Automation segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (SMEs) throughout the world.

Both our test and industrial automation businesses may continue to be impacted by supply constraints, which will in turn impact our revenue and is expected to increase costs in 2022. Through the third quarter of 2022, inflation has not had a material impact on our results. In the third quarter 2022, we were unable to supply approximately $10 million of revenue in our test businesses for which we had customer demand. Our fourth quarter 2022 forecast excludes approximately $15 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, approximately 70 percent of our Industrial Automation revenue is denominated in foreign currencies. In the third quarter of 2022, the strengthening of the U.S. dollar was a factor in lower than forecasted revenues in our Industrial Automation segment. Continued strengthening of the dollar may adversely impact revenue growth in the fourth quarter of 2022.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of November 4, 2022, the date of issuance of this Quarterly Report on Form 10-Q.

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

Operations

We believe the COVID-19 pandemic, and the numerous measures implemented by authorities in response, has adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our third quarter of 2022 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in supply constraints and short-term cost increases to meet customer demand. While the duration and severity of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production based on demand and the availability of supply. We are monitoring our operations closely in an effort to avoid any potential productivity losses caused by responses to the COVID-19 pandemic.

Demand

The COVID-19 pandemic significantly increased economic uncertainty in our markets. Demand for our Test products in China and other countries was strong throughout 2021, but the COVID-19 pandemic could cause further economic disruption that could cause demand for our products to decline, which would adversely affect our business.

Liquidity

Although there is continued uncertainty related to the impact of the COVID-19 pandemic on our future results, we believe our business model and our current cash reserves leave us well-positioned to manage our business through this crisis. We have a strong balance sheet, as well as an operating model that we believe is capable of flexing up and down with extreme demand swings while still remaining profitable. Based on our analysis, we believe our existing balances of cash and cash equivalents and our currently anticipated operating cash flows will be sufficient to meet our working capital needs and other capital and liquidity requirements for the next twelve months. However, due to the uncertainty related to the future impact of the COVID-19 pandemic, in order to bolster our liquidity position, on May 1, 2020 we entered into a credit agreement providing for a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, we amended the credit agreement to extend its maturity to December 10, 2026 as further described in Note H: “Debt.” As described in Note U: “Subsequent Event”, the credit facility was increased to $750 million on October 5, 2022. As of November 4, 2022, we have not borrowed any funds under the credit facility.

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

Supply Chain Constraints and Inflationary Pressures

The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in the third quarter of 2022. As a result, we experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain of our products. In addition, while not material, inflationary pressures contributed to increased costs for product components and wage inflation, impacting our cost of products, gross margin and profit for the quarter. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. While not material through the third quarter of 2022, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. There is no assurance that these efforts will be successful. In the third quarter 2022, we were unable to supply approximately $10 million of revenue in our test businesses for which we had customer demand. Our fourth quarter 2022 forecast excludes approximately $15 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.

Impact of Russia’s invasion of Ukraine on our Business

Russia’s invasion of Ukraine, in February 2022, did not have a significant impact on our business as we have minimal business in Russia and Ukraine, both directly and indirectly. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although we do not have significant operations in Russia, the sanctions and Russia’s response to the sanctions, have impacted our business in other countries and could have a negative impact on our future revenue and supply chain, either of which could adversely affect our business and financial results. In addition, the global economic uncertainty following the invasion, sanctions and Russia’s response to the sanctions could impact demand for our products.

Impact of October 7, 2022 U.S. Department of Commerce Regulations on our Business

On October 7, 2022, the U.S. Department of Commerce published new regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The new restrictions are lengthy and complex. We continue to assess the impact of these regulations on our business. We have determined that restrictions on the sale of semiconductor testers in China to test certain advanced semiconductors will impact our sales to certain companies in China. Several multinational companies manufacturing these advanced semiconductors in China have obtained one-year licenses allowing suppliers such as Teradyne to continue to provide testers to the facilities operated by these companies. We expect that other companies manufacturing advanced semiconductors in China will not receive licenses, thereby restricting our ability to provide testers to the facilities operated by these companies that do not receive a license. We also are assessing the filing of license requests to sell to and support certain customers in China for certain end uses that, if granted, may reduce the impact of these restrictions on our business. At this time, we do not know the impact these end user and end use restrictions will have on our business in China or on future revenues. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted. We also have determined that the restrictions on the export of certain US origin components and technology for use in the development and production in China of certain semiconductor manufacturing equipment impact our manufacturing and development operations in China. We have received a temporary authorization from the U.S. Department of Commerce allowing us to continue our manufacturing and development operations in China until the U.S. Department of Commerce issues a license to replace this temporary authorization. We will file an application with the U.S. Department of Commerce for a license to replace the temporary authorization by November 17, 2022. We cannot assess the likelihood or timing of receiving this license. In addition to requesting a license, we are implementing procedures for minimizing the impact of these new regulations on our operations in China, but there is no assurance that these procedures will succeed.

See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 for our risk factors regarding risks associated with both the COVID-19 pandemic and international conflicts.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the nine months ended October 2, 2022 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, except as noted below.

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

Convertible Debt

We adopted Accounting Standards Update (“ASU”) ASU 2020-06 – “Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,” on January 1, 2022 using the modified retrospective method of adoption. Under ASU 2020-06, we account for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. We use the if-converted method in the diluted EPS calculation for convertible instruments. As a result of adoption, we recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $1.8 million to deferred tax assets, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in capital was reduced by $100.8 million.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions.

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Percentage of revenues:
Revenues:
Products	82%	87%	83%	87%
Services	18	13	17	13

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	34	35	33	35
Cost of services	8	5	7	5

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41	40	40	40

Gross profit	59	60	60	60
Operating expenses:
Selling and administrative	16	14	17	14
Engineering and development	14	11	14	11
Acquired intangible assets amortization	1	1	1	1
Restructuring and other	—	—	1	—

Total operating expenses	31	26	32	26

Income from operations	28	34	27	34
Non-operating (income) expense:
Interest income	—	—	—	—
Interest expense	—	—	—	1
Other (income) expense, net	1	2	1	1

Income before income taxes	27	31	27	32
Income tax provision	5	4	4	4

Net income	22%	27%	22%	28%

Results of Operations

Third Quarter 2022 Compared to Third Quarter 2021

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Semiconductor Test	$575.7	$688.2	$(112.5)
System Test	116.2	102.6	13.6
Industrial Automation	89.1	91.0	(1.9)
Wireless Test	46.1	68.7	(22.6)
Corporate and Eliminations	—	(0.1)	0.1

	$827.1	$950.5	$(123.4)

The decrease in Semiconductor Test revenues of $112.5 million, or 16.3%, was driven primarily by lower tester sales in mobile applications, partially offset by higher memory test sales. The increase in System Test revenues of $13.6 million, or 13.3%, was primarily due to higher sales in Storage Test of hard disk drive testers. The decrease in Industrial Automation revenues of $1.9 million, or 2.1%, was driven primarily by changes in foreign exchange rates. The decrease in Wireless Test revenues of $22.6 million, or 32.9%, was primarily due to a decrease in connectivity and cellular test product sales.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	October 2, 2022	October 3, 2021
Taiwan	23%	27%
Korea	18	8
China	16	19
United States	14	11
Europe	7	8
Philippines	5	5
Thailand	4	3
Malaysia	4	6
Japan	4	5
Singapore	3	5
Rest of World	2	3

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar/Point Change

	(in millions)
Gross profit	$485.4	$571.0	$(85.6)
Percent of total revenues	58.7%	60.1%	(1.4)

Gross profit as a percent of revenue decreased by 1.4 points, primarily due to lower volume and product mix in Semiconductor Test and higher inventory reserves.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Selling and administrative	$135.6	$134.8	$0.8
Percent of total revenues	16.4%	14.2%

The increase of $0.8 million in selling and administrative expenses was primarily driven by Semiconductor Test and Industrial Automation increase in headcount and greater spending, partially offset by lower variable compensation.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Engineering and development	$111.7	$107.2	$4.5
Percent of total revenues	13.5%	11.3%

The increase of $4.5 million in engineering and development expenses was primarily driven by Semiconductor Test and Industrial Automation increase in headcount and greater spending, partially offset by lower variable compensation.

Restructuring and Other

During the three months ended October 2, 2022, we recorded $1.2 million of severance charges primarily in Industrial Automation, and a charge of $0.7 million for an increase in legal liabilities.

During the three months ended October 3, 2021, we recorded $0.6 million of severance charges primarily in Industrial Automation.

Interest and Other

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Interest income	$(1.3)	$(0.6)	$(0.7)
Interest expense	0.8	3.8	(3.0)
Other (income) expense, net	5.8	21.5	(15.7)

Interest expense decreased by $3.0 million primarily due to the January 1, 2022 adoption of ASU 2020-06 which eliminated the amortization of the debt discount which was $2.3 million in the three months ended October 3, 2021. Other (income) expense, net decreased by $15.7 million primarily due to lower losses on convertible debt conversions partially offset by changes in unrealized losses on equity securities, from a $0.4 million loss in 2021 to a $2.2 million loss in 2022.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Semiconductor Test	$182.6	$265.0	$(82.4)
System Test	40.2	31.8	8.4
Wireless Test	12.6	31.7	(19.1)
Industrial Automation	(4.0)	(4.2)	0.2
Corporate and Eliminations (1)	(5.3)	(26.5)	21.2

	$226.2	$297.8	$(71.6)

(1)

Included in Corporate and Eliminations are legal and environmental fees, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, acquisition related charges and compensation and for the three months ended October 3, 2021, loss on convertible debt conversions.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in mobile applications, partially offset by higher memory test sales. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of hard disk drive testers. The decrease in income before taxes in Wireless Test was driven primarily by a decrease in sales of connectivity and cellular test product sales.

Income Taxes

The effective tax rate for the three months ended October 2, 2022 and October 3, 2021 was 18.9% and 13.8%, respectively. The increase in the effective tax rate from the three months ended October 3, 2021 to the three months ended October 2, 2022 was primarily attributable to a shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, an increase in non-deductible officers’ compensation and a reduction in the benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017. These increases were partially offset by an increase in benefit from tax credits.

Nine Months 2022 Compared to Nine Months 2021

Revenues

Revenues by our reportable segments were as follows:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Semiconductor Test	$1,599.4	$2,050.3	$(450.9)
System Test	369.5	340.3	29.2
Industrial Automation	292.8	263.2	29.6
Wireless Test	161.5	164.5	(3.0)
Corporate and Eliminations	—	(0.4)	0.4

	$2,423.2	$2,817.8	$(394.6)

The decrease in Semiconductor Test revenues of $450.9 million, or 22.0%, was driven primarily by lower tester sales in high performance compute processor and mobile applications. The increase in System Test revenues of $29.2 million, or 8.6%, was primarily due to higher sales in Storage Test of hard disk drive testers, and higher sales in Defense/Aerospace and in Production Board Test. The rise in Industrial Automation revenues of $29.6 million, or 11.2%, was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots, partially offset by changes in foreign exchange rates. The decrease in Wireless Test revenues of $3.0 million, or 1.8%, was primarily due to a decrease in cellular test product sales, partially offset by an increase in connectivity test product sales.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Nine Months Ended
	October 2, 2022	October 3, 2021
Taiwan	22%	36%
China	16	18
Korea	16	8
United States	14	10
Europe	8	7
Japan	5	4
Thailand	5	4
Malaysia	5	4
Philippines	3	5
Singapore	3	3
Rest of World	3	1

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar/Point Change

	(in millions)
Gross profit	$1,446.7	$1,679.6	$(232.9)
Percent of total revenues	59.7%	59.6%	0.1

Gross profit as a percent of revenue increased by 0.1 points, primarily due to product mix in Semiconductor Test partially offset by lower volume.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Selling and administrative	$415.4	$404.8	$10.6
Percent of total revenues	17.1%	14.4%

The increase of $10.6 million in selling and administrative expenses was primarily driven by Semiconductor Test and Industrial Automation increase in headcount and greater spending, partially offset by lower variable compensation.

Engineering and Development

Engineering and development expenses were as follows:

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Engineering and development	$331.8	$317.6	$14.2
Percent of total revenues	13.7%	11.3%

The increase of $14.2 million in engineering and development expenses was primarily driven by Semiconductor Test and Industrial Automation increase in headcount and greater spending, partially offset by lower variable compensation.

Restructuring and Other

During the nine months ended October 2, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million, a charge of $2.7 million for an increase in environmental and legal liabilities, and $2.1 million of severance charges primarily in Industrial Automation. Previously, in the three months ended December 31, 2021, we recorded a charge of $12.0 million related to this earn-out dispute.

During the nine months ended October 3, 2021, we recorded a gain of $7.2 million for the decrease in the fair value of the AutoGuide contingent consideration liability, partially offset by a charge of $1.7 million for an increase in environmental and legal liabilities, and $1.2 million of severance charges primarily in Industrial Automation.

Interest and Other

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Interest income	$(3.0)	$(2.1)	$(0.9)
Interest expense	2.7	15.4	(12.7)
Other (income) expense, net	20.5	25.2	(4.7)

Interest expense decreased by $12.7 million primarily due to the January 1, 2022 adoption of ASU 2020-06 which eliminated the amortization of the debt discount which was $9.1 million in the nine months ended October 3, 2021. Other (income) expense, net decreased by $4.7 million primarily due to changes in unrealized gains/losses on equity securities, from a $2.2 million gain in 2021 to an $11.0 million loss in 2022, partially offset by lower losses on convertible debt conversions.

Income (Loss) Before Income Taxes

	For the Nine Months Ended
	October 2, 2022	October 3, 2021	Dollar Change

	(in millions)
Semiconductor Test	$510.1	$778.7	$(268.6)
System Test	135.6	116.8	18.8
Wireless Test	56.7	63.8	(7.1)
Industrial Automation	(15.5)	(14.6)	(0.9)
Corporate and Eliminations (1)	(41.7)	(38.9)	(2.8)

	$645.1	$905.8	$(260.7)

(1)

Included in Corporate and Eliminations are legal and environmental fees, contingent consideration adjustments, interest income, interest expense, net foreign exchange gains (losses), pension, intercompany eliminations, acquisition related charges and compensation and for the nine months ended October 3, 2021, loss on convertible debt conversions.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in high performance compute processor and mobile applications. The increase in income before income taxes in System Test was primarily due to higher sales in Storage Test of system level and hard disk drive testers, and elevated sales in Defense/Aerospace and in Production Board Test. The decrease in income before taxes in Wireless Test was driven primarily by lower sales in cellular test products partially offset by elevated sales in connectivity test products. The loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges related to litigation for the earn-out dispute in connection with the AutoGuide acquisition.

Income Taxes

The effective tax rate for the nine months ended October 2, 2022 and October 3, 2021 was 15.8% and 12.7%, respectively. The increase in the effective tax rate from the nine months ended October 3, 2021 to the nine months ended October 2, 2022 was primarily attributable to a shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, an increase in non-deductible officers’ compensation and a reduction in the benefit related to the international provisions of the U.S. Tax Cuts and Jobs Act of 2017. These increases in expense were partially offset by increases in benefit from tax credits and discrete benefit related to equity compensation.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Capital Resources

Our cash, cash equivalents, and marketable securities balances decreased by $613.2 million in the nine months ended October 2, 2022 to $887.1 million.

Operating activities during the nine months ended October 2, 2022 provided cash of $394.5 million. Changes in operating assets and liabilities used cash of $271.7 million. This was due to a $158.9 million increase in operating assets and a $112.8 million decrease in operating liabilities.

The increase in operating assets was due to a $94.3 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $68.8 million increase in inventories, partially offset by a $4.2 million decrease in accounts receivable.

The decrease in operating liabilities was due to a $82.9 million decrease in accrued employee compensation, a $31.4 million decrease in income taxes, a $7.5 million decrease in other accrued liabilities, a $5.9 million decrease in deferred revenue and customer advance payments and $3.9 million of retirement plan contributions, partially offset by an $18.7 million increase in accounts payable.

Investing activities during the nine months ended October 2, 2022 provided cash of $45.4 million due to $259.2 million and $182.1 million in proceeds from sales and maturities of marketable securities, respectively, partially offset by $267.2 million used for purchases of marketable securities, and $128.7 million used for purchases of property, plant and equipment.

Financing activities during the nine months ended October 2, 2022 used cash of $858.8 million due to $750.0 million used for the repurchase of 7.2 million shares of common stock at an average price of $103.83 per share, $52.6 million used for dividend payments, $52.0 million used for payments of convertible debt principal, and $33.0 million used for payment related to net settlements of employee stock compensation awards, partially offset by $28.7 million from the issuance of common stock under employee stock purchase and stock option plans.

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

In January 2022, May 2022 and August 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and nine months ended October 2, 2022 were $17.1 million and $52.6 million, respectively.

In January 2021, May 2021 and August 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Dividend payments for the three and nine months ended October 3, 2021were $16.4 million and $49.7 million, respectively.

In January 2021, our Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program.

During the nine months ended October 2, 2022, we repurchased 7.2 million shares of common stock for $750.0 million at an average price of $103.83 per share. During the nine months ended October 3, 2021, we repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of October 2, 2022 were 12.0 million shares of common stock for $1,350.0 million at an average price per share of $112.55.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of November 4, 2022, we have not borrowed any funds under the credit facility.

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

Recently Issued Accounting Pronouncements

For the nine months ended October 2, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

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

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of October 2, 2022, $65.0 million of principal remained outstanding and the Notes had a fair value of $154.5 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the third quarter of 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$170,003	$15,517	10.0%
No Change	154,486	—	—
10% Decrease	138,990	(15,496)	(10.0)

Item 4:	Controls and Procedures

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The global supply shortage of electrical components and inflationary cost increases has impacted our ability to meet customer demand and could adversely affect our business and financial results.

During 2022, there has been a global supply shortage of electrical components, including semiconductor chips. As a result, we have experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. While not material, year to date 2022, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted for the remainder of 2022 and into 2023. In the third quarter 2022, we were unable to supply approximately $10 million of revenue in our test businesses for which we had customer demand. Our fourth quarter 2022 forecast excludes approximately $15 million of revenue, primarily in our test businesses, due to these continued supply chain constraints. Also, our suppliers and contract manufacturers have increased their prices, which increased our cost of products. We have been and may continue to be, affected by wage inflation. We have, and may continue to attempt to, offset the effect of these inflationary pressures by increasing the prices of our products. However, we may not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition.

Trade regulations and restrictions impact our ability to manufacture certain products and to sell products to and support certain customers, which may materially adversely affect our sales and results of operations.

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

On May 16, 2019, Huawei and 68 of its affiliates, including HiSilicon, were added to the U.S. Department of Commerce Entity List under the EAR. This action by the U.S. Department of Commerce imposed new export licensing requirements on exports, re-exports, and in-country transfers of all U.S. regulated products, software and technology to the designated Huawei entities. On August 17, 2020, the U.S. Department of Commerce published final regulations expanding the scope of the U.S. EAR to include additional products that would become subject to export restrictions relating to Huawei entities including HiSilicon. These new regulations restrict the sale to Huawei and the designated Huawei entities of certain non-U.S. made items, such as semiconductor devices, manufactured for or sold to Huawei entities including HiSilicon under specific, detailed conditions set forth in the new regulations. These new regulations have impacted our sales to Huawei, HiSilicon and their suppliers. We are taking appropriate actions, including filing license applications and obtaining licenses from the U.S. Department of Commerce. However, we do not expect these actions will mitigate the impact of the regulations on our sales to Huawei, HiSilicon and other suppliers. As a result, the regulations will continue to have an adverse impact on our business and financial results. It is uncertain the extent these new regulations and any additional regulations that may be implemented by the U.S. Department of Commerce or other government agency may have on our business with other customers or potential customers. Also, our controls related to Entity List compliance could be circumvented, exposing us to legal liabilities.

On April 28, 2020, the U.S. Department of Commerce published new export control regulations for certain U.S. products and technology sold to military end users or for military end-use in China, Russia and Venezuela. The definition of military end user is broad. The regulations went into effect on June 29, 2020. In December 2020, the U.S. Department of Commerce issued a list of companies in China and other countries that it considered to be military end users. Compliance with the new export controls has impacted our ability to sell products to certain customers in China. In addition, while we maintain an export compliance program, our compliance controls could be circumvented, exposing us to legal liabilities. We will continue to assess the impact of the new export controls on our business and operations and take appropriate actions, including filing for licenses with the U.S. Department of Commerce, to minimize any disruption. However, we cannot be certain that the actions we take will mitigate all the risks associated with the export controls that may impact our business.

On October 7, 2022, the U.S. Department of Commerce published new regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The new restrictions are lengthy and complex. We continue to assess the impact of these regulations on our business. We have determined that restrictions on the sale of semiconductor testers in China to test certain advanced semiconductors will impact our sales to certain companies in China. Several multinational companies manufacturing these advanced semiconductors in China have obtained one-year licenses allowing suppliers such as Teradyne to continue to provide testers to the facilities operated by these companies. We expect that other companies manufacturing advanced semiconductors in China will not receive licenses, thereby restricting our ability to provide testers to the facilities operated by these companies that do not receive a license. We also are assessing the filing of license requests to sell to and support certain customers in China for certain end uses that, if granted, may reduce the impact of these restrictions on our business. At this time, we do not know the impact these end user and end use restrictions will have on our business in China or on future revenues. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted. We also have determined that the restrictions on the export of certain US origin components and technology for use in the development and production in China of certain semiconductor manufacturing equipment impact our manufacturing and development operations in China. We have received a temporary authorization from the U.S. Department of Commerce allowing us to continue our manufacturing and development operations in China until the U.S. Department of Commerce issues a license to replace this temporary authorization. We will file an application with the U.S. Department of Commerce for a license to replace the temporary authorization by November 17, 2022. We cannot assess the likelihood or timing of receiving this license. In addition to requesting a license, we are implementing procedures for minimizing the impact of these new regulations on our operations in China, but there is no assurance that these procedures will succeed.

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

Foreign currency exchange rates and fluctuations in those rates may affect the Company’s ability to realize projected growth rates in its sales and earnings.

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, approximately 70 percent of our Industrial Automation revenue is denominated in foreign currencies. Correspondingly, our results of operations and our ability to realize projected growth rates in sales and earnings could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2021, Teradyne’s Board of Directors approved a new repurchase program for up to $2.0 billion of common stock. During the nine months ended October 2, 2022, we repurchased 7.2 million shares of common stock for $750.0 million at an average price of $103.83 per share. During the nine months ended October 3, 2021, we repurchased 3.3 million shares of common stock for $406.2 million at an average price of $123.53 per share. The cumulative repurchases under the $2.0 billion common stock repurchase program as of October 2, 2022 were 12.0 million shares of common stock for $1,350.0 million at an average price per share of $112.55.

The following table includes information with respect to repurchases we made of our common stock during the three months ended October 2, 2022 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
July 4, 2022 - July 31, 2022	1,296		$93.00		1,296	$746,702,775
August 1, 2022 – August 28, 2022	972		$99.56		971	$650,000,254
August 29, 2022 – October 2, 2022	1		$82.86		—	$650,000,254

	2,269	(1)	$95.81	(1)	2,267

(1)	Includes approximately two thousand shares at an average price of $89.37 withheld from employees for the payment of taxes.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Teradyne, Inc. effective September 6, 2022 filed as Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on September 6, 2022.

10.1	Second Amendment to Credit Agreement dated December 10, 2021 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto (filed herewith)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) November 4, 2022