Form 10-K
period 2022-12-31
TERADYNE, INC
filed 2023-02-22
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2022, was approximately $10.0 billion based upon the closing price of the registrant’s Common Stock on the Nasdaq Stock Market on that date.
The number of shares outstanding of the registrant’s only class of Common Stock as of February 17, 2023, was 156,047,868

shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement in connection with its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Teradyne, Inc. (“Teradyne”) was founded in 1960 and is a leading global supplier of automated test equipment and robotics solutions.

We design, develop, manufacture and sell automatic test systems and robotics products. Our automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our robotics products include collaborative robotic arms and autonomous mobile robots (“AMRs”) used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing and logistics costs. Our automatic test equipment and robotics products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

storage and system level test (“Storage Test”) systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	robotics (“Robotics”) products.

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

In 2022, the demand in the mobility and compute segments of our Semiconductor Test business was lower due to end market slowdown in these segments as well as a slower technology transition in one of our largest end-markets. While the depth of the slowdown and the timing of the recovery are uncertain, we expect the ramp of 3 nanometer process technology starting in 2023 followed by gate-all-around process technology, increasing multichip packaging, additional device complexity and unit growth will drive additional demand for test over our four year forecast period.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of autonomous mobile robots (“AMRs”) for industrial automation. In September 2022, we merged MiR and AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs, to become a single supplier of AMRs. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. We expect Robotics sales channel expansion combined with new products to drive growth in 2023.

Both our test and robotics businesses may continue to be influenced by supply constraints, which could impact our revenue and costs in 2023. In 2022, inflation had minimal effect on our results. In 2022, we were unable to supply approximately $20 million of revenue in our test businesses for which we had customer demand.

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, approximately 70 percent of our Robotics revenue is denominated in foreign currencies. In 2022, the strengthening of the U.S. dollar was a factor in lower than forecasted revenues in our Robotics segment. Continued strengthening of the U.S. dollar would adversely affect Robotics revenue growth in 2023.

Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Robotics businesses. We plan to continue investing in our growth while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for acquisitions.

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

Products

Semiconductor Test

We design, manufacture, sell and support Semiconductor Test products and services on a worldwide basis. The test systems we provide are used both for wafer level and device package testing of semiconductor devices. These devices are used in automotive, industrial, communications, consumer, smartphones, cloud, computer and electronic game applications, among others. Semiconductor devices span a broad range of functionality, from very simple low-cost devices such as appliance microcontrollers, operational amplifiers or voltage regulators to complex digital signal processors, Artificial Intelligence/Machine Learning (“AI/ML”) training, high performance computing and microprocessors as well as memory devices. Semiconductor Test products and services are sold to integrated device manufacturers (“IDMs”) that integrate the fabrication of silicon wafers into their business, “Fabless” companies that outsource the manufacturing of silicon wafers, “Foundries” that cater to the processing and manufacturing of silicon wafers, and semiconductor assembly and test providers (“OSATs”) that provide test and assembly services for the final packaged devices to both Fabless companies and IDMs. Fabless companies perform the design of integrated circuits without manufacturing capabilities and use Foundries for wafer manufacturing and OSATs for test and assembly. These customers obtain the overall benefit of comprehensively testing devices and reducing the total costs associated with testing by using our Semiconductor Test systems to:

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

FLEX Test Platform purchases are made by IDMs, OSATs, Foundries and Fabless customers. The FLEX Test Platform has become a widely used test solution at OSATs by providing versatile testers that can handle the widest range of devices, allowing OSATs to leverage their capital investments. The broad consumer, automotive and broadband markets have historically driven most of the device volume growth in the semiconductor industry. These markets include mobile phones and tablets, PCs, servers, networking and automotive electronics. These end use markets continue to be drivers for the FLEX Test Platform family of products because they require a wide range of technologies and instrument coverage. In 2019, we introduced our next generation UltraFLEXPlus tester, the newest member of the UltraFLEX family, UltraFLEXPlus uses the new PACETM architecture to deliver superior economics and fast time to market for complex digital devices.

Our J750™ test system shares the IG-XL software environment with the family of FLEX Test Platform systems. The J750 is designed to handle high volume semiconductor devices, such as microcontrollers, that are central to the functionality of almost every consumer electronics product, from small appliances to automobiles. J750 test systems combine compact packaging, high throughput and ease of production test. We extended the J750 platform technology to create the IP750 Image Sensor™ test system. The IP750 is focused on testing image sensor devices used in smartphones, automobiles and other imaging products. We have continued to invest in the J750 platform with new instrument releases that bring new capabilities to existing market segments and expand the J750 platform to new devices that include high end microcontrollers and the latest generation of image sensors.

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

Our ETS platform is used by semiconductor manufacturers and assembly and test subcontractors, primarily in the analog/mixed signal markets that cover more cost sensitive applications. Our proprietary SmartPin™ technology enables high efficiency multi-site testing, on an individual test system, permitting greater test throughput. Semiconductors tested by ETS platform systems are incorporated into a wide range of products in historically high-growth markets, including mobile devices, automotive electronics, computer peripherals, and notebook and desktop computers. The Eagle platform includes the ETS-88, a high performance multi-site production test system designed to test a wide variety of high volume power and precision devices, including Silicon Carbide (SiC) and Gallium Nitride (GaN) power devices used in vehicle electrification, and the ETS-800, a high performance multi-site production test system, is used to test high complexity power devices in automotive, industrial and consumer applications.

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

Production Board Test

Our test systems are used by electronics manufacturers and OEMs worldwide to perform In-Circuit-Test (“ICT”) and device programming of printed circuit board assemblies. Fast, accurate and cost-effective test capabilities are hallmark features of our Test Station product families. We offer the Test Station in off-line and automated in-line configurations. The automated in-line configurations address the growing requirements for automating production lines for high volume applications, such as automotive electronics, computing, and communications.

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

Robotics

Our Robotics segment is comprised of two business units: Universal Robots and Mobile Industrial Robots.

Universal Robots

Universal Robots is a leading supplier of collaborative robots, which are low-cost, easy-to-deploy and simple-to-program robots that work side by side with production workers to improve quality, increase manufacturing efficiency and decrease manufacturing costs. Collaborative robots are designed to mimic the motion of a human arm and can be fitted with task specific grippers or end effectors to support a wide range of applications. Universal Robots offers a variety of collaborative robot models, including the UR3, UR5, UR10, UR16 and UR20, each with different weight carrying capacity and arm reach. All models are easily integrated into existing production environments. Universal Robots’ products are differentiated by their:

•	easy programming using a graphical interface which allows users to program the collaborative robot in a few hours;

•	flexibility and ease of use in allowing customers to change the task the collaborative robot is performing as their production demands dictate;

•	safe operations as collaborative robots can assist workers in side-by-side production environments requiring no special safety enclosures or shielding to protect workers; and

•	short payback period, on average 12-18 months.

In 2018, Universal Robots introduced its e-Series collaborative robots which include technology advances that enable faster development of applications, greater precision and improved safety. Universal Robots offers four e-Series collaborative robot models UR3e, UR5e, UR10e, and UR16e. In 2021, Universal Robots introduced the upgraded version of its UR10e with 25% more payload to address market demand. In 2022, Universal Robots introduced the first of its next generation industrial collaborative robots, the UR20. This model, which begins shipment in the first half of 2023, has a 1750 millimeter reach and 20 kg payload capacity. UR20 handles more tasks, fits more applications and assists in more environments.

Mobile Industrial Robots

In September 2022, we merged MiR and AutoGuide to become a single supplier of AMRs to accelerate the creation of the industry’s widest ranging autonomous mobile robot platform for the manufacturing and logistics segments. MiR is a leading supplier of AMRs, which are low-cost, easy-to-deploy and simple-to-program mobile robots that increase manufacturing and warehouse efficiency and decrease costs. Collaborative autonomous mobile robots are designed to move material from point to point via autonomous navigation rather than the need for traditional mobile robot guidance infrastructure such as painted or magnetic strips and are designed to navigate safely around obstacles and people. MiR offers four collaborative autonomous mobile robot models, MiR100, MiR250, MiR600 and MiR1350, each with different payload carrying capacity. MiR 600 and MiR1350 were launched in the fall 2021. All models can be easily integrated into existing production environments. MiR’s products are differentiated by their:

•	easy programming using a graphical interface which allows users to program the AMR in a few hours;

•	ease of use, speed of deployment and flexibility in allowing customers to change the task as their demands dictate;

•	reliable autonomous navigation over large manufacturing and warehouse areas; and

•	short payback period, on average 12–24 months.

MiR also supports high payload AMRs, an emerging and fast-growing segment of the global forklift market used for material transport of payloads up to 4,500 kg in manufacturing, warehouse and logistics applications. These products complement MiR’s lower payload products.

Sales and Distribution

In 2021 and 2020, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of our Semiconductor Test segment, accounted for 12% and 15%, respectively, of our consolidated revenues. In each of the years, 2022, 2021 and 2020, our five largest direct customers in aggregate accounted for 26%, 33% and 36% of our consolidated revenues, respectively.

OSAT customers, such as Taiwan Semiconductor Manufacturing Company Ltd., often purchase our test systems based upon recommendations from OEMs, IDMs and Fabless companies. In all cases when an OSAT customer purchases a test system from us, we consider the OSAT as the customer since credit risk, title and risk of loss, among other things, are between Teradyne and the OSAT. We estimate consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test, and Wireless Test segments, combining direct and indirect sales, accounted for approximately 11% of our consolidated revenues in 2022 and less than 10% in 2021 and 2020. We estimate consolidated revenues driven by one OEM customer, of our Semiconductor Test and Wireless Test segments, combining direct sales to that customer with sales to the customer’s OSATs (which include Taiwan Semiconductor Manufacturing Company Ltd.), accounted for less than 10% of our consolidated revenues in 2022, and 19% and 25% of our consolidated revenues in 2021 and 2020, respectively. The loss of, or significant decrease in demand from this OEM customer or any of our five largest direct customers, could have a material adverse effect on our business, results of operations and financial condition.

We have sales and service offices located throughout North America, Central America, Asia and Europe. We sell in these areas predominantly through a direct sales force, except for Robotics products, which are sold principally through distributors. Our manufacturing activities for our test businesses are primarily conducted through subcontractors and outsourced contract manufacturers with significant operations in China and Malaysia. The manufacturing activities for our Robotics businesses are done primarily in our production facilities in Denmark and the U.S.

Sales to customers outside the United States were 85%, 89%, and 90%, respectively, of our consolidated revenues in 2022, 2021 and 2020. Sales are attributed to geographic areas based on the location of the customer site.

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

Competitors in our Robotics segment include manufacturers of traditional industrial robots such as KUKA Robotics Corporation, ABB, FANUC and Yaskawa Electric Corporation, companies with emerging collaborative robot offerings such as Techman, Doosan, and AUBO Robotics, and manufacturers of autonomous mobile robots such as Omron, Fetch, OTTO Motors, Vecna, Seegrid and Balyo.

Some of our competitors may have greater financial and other resources to pursue engineering, manufacturing, marketing, and distribution of their products. We also face competition from emerging Asian companies and from internal suppliers at several of our customers. Some of our competitors have introduced or announced new products with certain performance characteristics which may be considered equal or superior to those we currently offer. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved cost of ownership and performance characteristics. See also “Item 1A: Risk Factors.”

Backlog

At December 31, 2022 and 2021, our backlog of unfilled orders in our four reportable segments was as follows:

	2022	2021
	(in millions)
Semiconductor Test	$879.6	$824.1
System Test	253.0	375.4
Wireless Test	60.0	56.8
Robotics	42.6	28.1

	$1,235.2	$1,284.4

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

Human Capital

We believe that our future success depends upon our continued ability to attract, develop, and retain a high-performance workforce, comprised of people with shared values. As of December 31, 2022, we employed approximately 6,500 employees, of whom approximately 2,000 were employed in the United States and approximately 4,500 were employed outside of the United States. Our largest non-US employee populations are in the Philippines (17%), Denmark (12%), China (11%), Taiwan (6%) and Costa Rica (6%). We also leverage contractors to provide flexibility for our business and manufacturing needs. As of December 31, 2022, we worked with approximately 300 contractors globally. Since the inception of our business, we have experienced no work stoppages or other labor disturbances.

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

We are committed to conducting business in a responsible manner, with strategic operational policies, procedures and values that support transparency, sustainability and legal compliance. We ensure ethical operations and business commitments through robust governance of the company’s code of conduct and global environmental, health and safety programs.

Competitive Pay and Benefits

The primary objective of our compensation program is to provide a compensation and benefits package that will continue to attract, retain, motivate and reward high performing employees who operate in a highly competitive and technologically challenging environment. We seek to achieve this objective by linking a significant portion of compensation to company and business unit performance. We enable employees worldwide to share in the success of the company through various programs including a stock purchase program, equity compensation, profit sharing and bonus plans. We seek competitiveness and fairness in total compensation with reference to peer comparisons and internal equity.

In addition to providing our employees with competitive compensation packages, we offer benefits designed to meet the needs of employees and their families worldwide, including paid time off, parental leave, bereavement leave, health insurance coverage, flexible work arrangements, contributions to retirement savings, and access to employee assistance and work-life programs.

Employee Development and Training

We believe that employee development and training is a key factor in attracting, motivating, improving and retaining a strong, competitive global workforce. We provide continual development to our employees focused on developing their job skills and competencies. Examples include new manager competencies like giving feedback and coaching, and training in software development tools and project management. Our employees worldwide also receive annual performance reviews and are involved in setting goals for their own development and performance. Employees and managers look back on the previous year, review career development plans and create goals for the next year. In 2022, we implemented a new learning management system integrated with our human resource system. This enabled our business to more easily create and offer business training courses.

We are committed to recruiting and developing talent at the collegiate level to help advance Science, Technology, Engineering and Mathematics (“STEM”) education for the future generation. For example, our paid internships and entry-level positions offer real-world experience, and our co-op program offers higher education students a unique learning opportunity as students alternate one semester in a work assignment and one semester in the classroom. Additionally, we offer reimbursement for educational courses related to an employee’s work or as part of a degree program, including tuition, lab fees and books. We also offer a scholarship program for employees with college-age children and grandchildren. In 2022, almost half of the scholarship recipients were outside of the United States.

Employee Engagement

We conduct regular employee surveys to check in with our global workforce and obtain input on a number of topics. The feedback we receive from these surveys helps us assess employee sentiment, identify areas of improvement and guides our decision-making as it relates to people management. In addition, our CEO and other executives meet with employees wordwide on a frequent basis through exchange meetings and quarterly webcasts. The exchange meetings allow the executives to directly interact with a small group of employees, while the global webcasts enable all employees to engage with senior leaders and ask questions in an open Q&A session.

We also offer employees worldwide an opportunity to network and connect with colleagues who share similar interests. This includes global groups such as New Employees to Teradyne, Woman’s Affinity Group, Veterans, Blue and Green (for team members that are committed to the environment), Runner’s affinity group and LGBTQ+ advocates.

Diversity and Inclusion

We believe in fostering a diverse workforce and equitable and inclusive culture in order to build a stronger and more resilient company for our customers, our employees and our communities worldwide. To support this effort, we have a Diversity and Inclusion Charter which was developed by our Diversity, Equity and Inclusion (“DEI”) executive sub-committee and designed to ensure that we build diversity across our workforce. In addition, in 2021, we hired our first DEI program manager and launched an internal DEI website for employees. We have established programs for recruiting and hiring candidates from various backgrounds and experiences. We have implemented policies regarding gender pay equity and have conducted audits in the United States which have not identified any pay equity issues in the employee populations tested. We conduct mandatory DEI-related training for our employees worldwide and offer a wide variety of optional DEI-related training courses as well. We are an equal opportunity and affirmative action employer committed to making employment decisions without regard to race, religion, ethnicity or national origin, gender, sexual orientation, gender identity or expression, age, disability, protected veteran status or any other characteristics protected by law.

We have a tradition of amplifying the charitable actions of our employees and responding to the needs of the communities where we work. To support positive change in society, we have donated to organizations fighting for social justice and racial equality. We also sponsor the Massachusetts Conference for Women and the California Conference for Women offering opportunities for business networking, professional development and personal growth. To make it easier for employees to support charitable activities and magnify the impact of support, we established a formal matching gift program, “Teradyne Cares.” The program matches up to $1,000 per year of an employee’s donations to qualified non-profit organizations.

Additionally, advancing education for future generations is a primary initiative at Teradyne. We support STEM programs at the middle, high school and collegiate level ranging from middle and high school robotics competitions to college scholarships, to underwriting university programs to increase the diversity of STEM graduates worldwide. We also donate test equipment and robots to colleges, universities, and vocational programs.

Health and Safety

The health and safety of our employees worldwide is our highest priority. We are committed to complying with all applicable regulatory health and safety requirements wherever we operate. We conduct internal audits, regular reviews and monitoring of regulations to ensure compliance with laws and regulations at the local, state, province and country levels. We ensure workers are provided with the knowledge to perform their jobs safely by deploying mandatory environmental, health and safety training. We also require contractors to complete safety training prior to working at any Teradyne site. We monitor, track and report common safety metrics such as accidents, near misses and illness. Our injury and illness rate is below the industry average. We also provide our employees with a flexible and adjustable workspace, which includes reviewing ergonomics issues in the workplace, educating employees to self-identify risks and ensuring they have the work environment they need to do their jobs safely and effectively.

Throughout the novel coronavirus (COVID-19) pandemic, we have focused on ensuring the health and safety of our employees and providing the resources to effectively work remotely and to work in a safe environment when on site. We have encouraged our workforce to become fully vaccinated. We have also supported our global workforce by sending regular all-employee communications, providing development opportunities for managers and employees to support effectively working virtually, establishing emergency response teams to empower local decision-making, conducting surveys to check in with employees, sharing regular video updates from our leadership team, and establishing a well-defined return to work process.

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

Executive Officer	Age	Position	Business Experience for The Past 5 Years
Gregory S. Smith	59	Chief Executive Officer, President and President of Robotics	Chief Executive Officer since February 2023; President of Teradyne since July 2022; President of Robotics since October 2020; President of Semiconductor Test from February 2016 to September 2020; Vice President, SOC Business Group and Marketing Manager for Semiconductor Test Group from January 2014 to February 2016; Business Unit Manager, Complex SOC Business Unit from 2009 to January 2014.

Sanjay Mehta	54	Vice President, Chief Financial Officer and Treasurer	Vice President, Chief Financial Officer and Treasurer of Teradyne since April 2019; Senior Vice President and General Manager of Compute and XR Products at Qualcomm Technologies, Inc. (“Qualcomm”) from June 2018 to March 2019; President of Qualcomm’s semiconductor segment (“QCT”) China from March 2016 to June 2018; Senior Vice President Business Operations of QCT at Qualcomm from November 2015 to March 2016; Chief Financial Officer and Senior Vice President, Sales Operations, of QCT at Qualcomm from October 2010 to November 2015.

Charles J. Gray	61	Vice President, General Counsel and Secretary	Vice President, General Counsel and Secretary of Teradyne since April 2009.

Bradford B. Robbins	64	President of Wireless Test	President of Wireless Test since August 2014; Chief Operating Officer of LitePoint Corporation from 2012 to 2014; Vice President of Teradyne since 2001.

Richard J. Burns	60	President of Semiconductor Test	President of Semiconductor Test since October 2020; Vice President, Semiconductor Test Engineering from February 2016 to September 2020.

Item 1A:	Risk Factors

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

Capital equipment providers in the electronics, semiconductor industries and robotics, such as Teradyne, have, in the past, been negatively impacted by both sudden slowdowns in the global economies and recurring cyclicality within those industries. These cycles have resulted in periods of over-supply; a trend we believe will continue to occur. Our business and results of operations depend, in significant part, upon capital expenditures of manufacturers of semiconductors electronics and other industrial products, which in turn depend upon the current and anticipated market demand for those products. Disruption or deterioration in economic conditions may reduce customer purchases of our products, thereby reducing our revenues and earnings. In addition, such adverse changes in economic conditions, and resulting slowdowns in the market for our products, may, among other things, result in increased price competition for our products, increased risk of excess and obsolete inventories, increased risk in the collectability of our accounts receivable from our customers, potential reserves for doubtful accounts and write-offs of accounts receivable, increased risk of restructuring charges, and higher operating costs as a percentage of revenues, which, in each case and together, adversely affect our operating results. We are unable to predict the likely duration, frequency and severity of disruptions in financial markets, credit availability, and adverse economic conditions throughout the world, and we cannot ensure that the level of revenues or new orders for a fiscal quarter will be sustained in subsequent quarters. We have taken actions to address the effects of general economic variability and recurring industry cyclicality, including implementing cost control and reduction measures. We cannot predict whether these measures will be sufficient to offset global or market-specific disruptions that might affect our businesses and we may need to take additional or different measures in the future.

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

The market for our products is concentrated with a limited number of significant customers accounting for a substantial portion of the purchases of test equipment. In each of the years, 2022, 2021 and 2020, our five largest direct customers in aggregate accounted for 26%, 33% and 36% of consolidated revenues, respectively.

We estimate consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test, and Wireless Test segments, combining direct and indirect sales to Qualcomm, accounted for approximately 11% of our consolidated revenues in 2022 and less than 10% in 2021 and 2020. We estimate consolidated revenues driven by one OEM customer, of our Semiconductor Test and Wireless Test segments, combining direct sales to that customer with sales to the customer’s OSATs (which include Taiwan Semiconductor Manufacturing Company Ltd.), accounted for less than 10% of our consolidated revenues in 2022, and 19% and 25% of our consolidated revenues in 2021 and 2020, respectively.

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

We are subject to paying income taxes in the United States and other countries where we operate. Our effective tax rate is dependent on where our earnings are generated and the tax regulations and the interpretation and judgment of administrative tax or revenue authorities in the United States and other countries. We have pursued a global tax strategy that could be adversely affected by the mix of earnings and tax rates in the countries where we operate, changes to tax laws, tax regulations or an adverse tax ruling by administrative authorities. We are also subject to tax audits in the countries where we operate. Any material change in our tax liability resulting from changes in tax laws, tax regulations, administrative rulings or audits from an administrative tax or revenue authority could negatively affect our financial results.

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

The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2022, 2021 and 2020 were $16.0 million or $0.09 per diluted share, $33.3 million or $0.18 per diluted share, and $29.9 million or $0.16 per diluted share, respectively. These tax savings may not be achievable in subsequent years due to changes in Singapore’s tax laws, issuance of new global minimum tax laws, or the expiration of the tax holiday.

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

In January 2021, our Board of Directors approved a $2.0 billion share repurchase program. In 2022 and 2021, we repurchased $752.1 million, and $600.0 million, respectively of common stock. In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new $2.0 billion share repurchase program. Under the share repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market and through privately negotiated transactions. Unless terminated earlier by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program.

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

On December 12, 2016, we completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost, after being partially offset by proceeds from the sale of the warrants, of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of our common stock. Holders of the Notes may require us to repurchase the Notes upon the occurrence of certain fundamental changes involving us or the holders may elect to convert into shares of our common stock. As of February 22, 2023, one hundred and twenty four holders had converted $424.9 million worth of notes.

On May 1, 2020, we entered into a three-year, senior secured revolving credit facility of up to $400.0 million. On December 10, 2021, the credit agreement was amended to extend the maturity date of the credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. The amended credit agreement provides that, subject to customary conditions, we may seek to obtain from existing or new lenders the available incremental amount under the credit facility, not to exceed the greater of $200.0 million or 15% of consolidated EBIDTA. We could borrow funds under this credit facility at any time for general corporate purposes and working capital. As of February 22, 2023, we have not borrowed any funds under this credit facility.

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

Concurrent with the offering of the Notes, we entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.46. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 1.6 million shares of our common stock. On November 4, 2021, we made an irrevocable election under the indenture to require the principal portion of the remaining Notes to be settled in cash.

Separately and concurrent with the pricing of the Notes, we entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which we sold net-share-settled (or, at our election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of our common stock. The strike price of the warrants is $39.48 per share. The Warrant Transactions could have a dilutive effect to our common stock to the extent that the market price per share of our common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, approximately 70 percent of our Robotics revenue is denominated in foreign currencies. Correspondingly, our results of operations and our ability to realize projected growth rates in sales and earnings in Robotics could be adversely affected if the U.S. dollar strengthens significantly against foreign currencies.

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

•	engineering and development investments relating to new product introductions, and the expansion of manufacturing, outsourcing and engineering operations in Asia;

•	provisions for excess and obsolete inventory relating to the lack of demand for and the discontinuance of products;

•	impairment charges for certain long-lived and intangible assets, and goodwill;

•	an increase in the leasing of our products to customers;

•	disruption caused by health pandemics, such as the coronavirus;

•	the success of sales channel expansion in Robotics;

•	our ability to expand our global distribution channel for our collaborative and mobile robots;

•	parallel or multi-site testing which could lead to a decrease in the ultimate size of the market for our semiconductor and electronic test products; and

•	the ability of our suppliers and subcontractors to meet product quality or delivery requirements needed to satisfy customer orders for our products, especially if consolidated revenues increase.

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

We depend on Flex Ltd. (“Flex”) to manufacture and test our FLEX and J750 family of products from its facilities in China and, starting in 2022, also Malaysia; Plexus Corp. (“Plexus”) to manufacture and test our

Magnum products from its facilities in Malaysia and, starting in 2023, also Thailand and ETS family of products from its facility in Malaysia; SAM Meerkat to manufacture and test our storage test family of products from its facilities in Malaysia and Thailand and on other contract manufacturers to manufacture other products. If for any reason these contract manufacturers cannot provide us with these products in a timely fashion, or at all, we may not be able to sell these products to our customers until we enter a similar arrangement with an alternative contract manufacturer. The Flex facility located in China may be impacted by the ongoing trade dispute between the United States and China, by regulations implemented by the United States or China, or disruption caused by health pandemics, such as the coronavirus.

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

Competition for employees with skills we require is intense in the high technology industry. We expect intense competition for employees to continue in 2023. Our success will depend on our ability to attract and retain key technical employees. The loss of one or more key or other employees, a decrease in our ability to attract additional qualified employees, or the delay in hiring key personnel could each have a material adverse effect on our business, results of operations or financial condition.

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

The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in 2022. As a result, we have experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain products and delays in the delivery of some orders placed by our customers. In addition, in 2022, inflationary pressures contributed to increased costs for product components and wage inflation, which had minimal impact on our cost of products, gross margin and profit for the year. Our supply chain team, and our suppliers, continue to manage numerous supply, production and logistics obstacles. In an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted for 2023. Also, our suppliers and contract manufacturers have increased their prices, which increased our cost of products. We have been and may continue to be, affected by wage inflation. We also have been, and may continue to attempt to, offset the effect of these inflationary pressures by increasing the prices of our products. However, we may not be fully able to pass additional costs on to our customers, which could have a negative impact on our results of operations and financial condition. In 2022, we were unable to supply approximately $20 million of revenue in our test businesses for which we had customer demand.

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

We rely on various information technology networks and systems to process, transmit and store electronic information, including proprietary and confidential data, and to carry out and support a variety of business activities, including manufacturing, research and development, supply chain management, sales and accounting. We have experienced several attempted cyber-attacks of our network. None of the attempted attacks have caused a disruption to our operations or had a material adverse effect on our business or financial results. As a result of the attempts, we have taken further preventive security measures to protect our systems. Despite these preventative security measures we have implemented, we may continue to be vulnerable to attempts by third parties to gain unauthorized access to our networks or sabotage our systems. These attempts, which might be related to criminal hackers, industrial espionage or state-sponsored intrusions, include trying to covertly introduce malware to our computers, networks and systems and impersonating authorized users. In addition, third party suppliers and service providers that we rely on to manage our networks and systems and process and store our proprietary and confidential data, including the data of our customers and suppliers, may also be subject to similar attacks. Employees and contractors may also attempt to gain unauthorized access to our systems and steal proprietary and confidential data. Such attempts could result in the misappropriation, theft, misuse, disclosure or loss or destruction of the intellectual property, or the proprietary, confidential or personal information, of Teradyne or our employees, customers, suppliers or other third parties, as well as damage to or disruptions in our information technology networks and systems. These threats are constantly evolving, thereby increasing the difficulty of defending against them or implementing adequate preventative measures. While we seek to detect and investigate all security incidents and to prevent their recurrence, attempts to gain unauthorized access to our information technology networks and systems may be successful, and in some cases, we might be unaware of an incident or its magnitude and effects. A failure in or a breach of our operational or security systems or infrastructure, or those of our suppliers and other service providers, including as a result of cyber-attacks, could have a material adverse effect on our business or financial results, disrupt our business, result in the disclosure or misuse of proprietary or confidential information, damage our reputation, cause losses and increase our costs. We expect to continue to devote significant resources to the security of our information technology networks and systems.

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

Risks Related to the COVID-19 Pandemic

The novel coronavirus (COVID-19) pandemic has impacted our business and could materially adversely affect our results of operations, financial condition, liquidity, or cash flows.

During the global COVID-19 pandemic, government authorities implemented numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place orders, vaccination and testing mandates, and business limitations and shutdowns. These measures impacted our day-to-day operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. The COVID-19 pandemic also significantly increased economic and demand uncertainty in our markets. The COVID-19 pandemic, and the numerous measures implemented in response, adversely impacted our results of operations, including increasing costs company-wide, but we cannot accurately estimate the full extent of the impact to our 2022, 2021 and 2020 financial results or to our future financial results.

We will continue to monitor the COVID-19 pandemic. However, we are unable to accurately predict the future of COVID-19, which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges or new strains or variants of the virus in areas where we do business, the availability and use of vaccinations and any further actions we may take as required by government authorities or that we determine are in the best interest of our employees, customers, contract manufacturers and suppliers.

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

The U.S. government from time to time has issued export restrictions that prohibit U.S. companies from exporting U.S. manufactured products, foreign manufactured products with more than 25% controlled U.S. content, as well as U.S. origin technology. For example, the U.S. Department of Commerce has restricted the access of U.S. origin technologies to certain Chinese semiconductor companies including YMTC and CXMT by adding those companies to the Entity List under U.S. Export Administration Regulations (“EAR”). The addition of certain of these companies to the entity list has had and will continue to have an adverse impact on our business with these customers. We will take appropriate actions, including filing for licenses with the U.S. Department of Commerce to attempt to minimize the impact of the restrictions on these companies.

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

On October 7, 2022, the U.S. Department of Commerce published new regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The new restrictions are lengthy and complex. We continue to assess the impact of these regulations on our business. We have determined that restrictions on the sale of semiconductor testers in China to test certain advanced semiconductors will impact our sales to certain companies in China. Several multinational companies manufacturing these advanced semiconductors in China have obtained one-year licenses allowing suppliers such as Teradyne to continue to provide testers to the facilities operated by these companies. We expect that other companies manufacturing advanced semiconductors in China will not receive licenses, thereby restricting our ability to provide testers to the facilities operated by these companies that do not receive a license. We also are filing license requests to sell to and support certain customers in China for certain end uses that, if granted, may reduce the impact of these restrictions on our business. At this time, we do not know the impact these end user and end use restrictions will have on our business in China or on future revenues. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted. We also have determined that the restrictions on the export of certain US origin components and technology for use in the development and production in China of certain semiconductor manufacturing equipment impact our manufacturing and development operations in China. We have received a temporary authorization from the U.S. Department of Commerce allowing us to continue our manufacturing and development operations in China until the U.S. Department of Commerce issues a license to replace this temporary authorization. We cannot assess the likelihood or timing of receiving this license. In addition to requesting a license, we are implementing procedures for minimizing the impact of these new regulations on our operations in China, but there is no assurance that these procedures will succeed.

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

Pursuant to present regulations and agreements, we are conducting groundwater and subsurface assessment and monitoring and are implementing remediation and corrective action plans for facilities located in Massachusetts and New Hampshire which are no longer conducting manufacturing operations. As of December 31, 2022, we have not incurred material costs as a result of the monitoring and remediation steps taken at the Massachusetts and New Hampshire sites.

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

We conduct manufacturing, engineering, sales and marketing, service, corporate administration and other operations in various leased and owned facilities throughout the world. We own approximately 720,000 square feet of office space and lease over 1,500,000 square feet of office space. Our corporate headquarters is in North Reading, Massachusetts, in buildings that we own consisting of approximately 422,000 square feet. We believe our existing facilities and planned expansions noted below are adequate to meet our current and reasonably foreseeable requirements. We regularly evaluate our expected facility needs and periodically make adjustments based on these evaluations. In 2019, we purchased land in Denmark to construct a new building for our Robotics operations. The new building construction is expected to be completed by the first quarter of 2024.

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

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “TER.” As of February 17, 2023, there were approximately 1,214 holders of record of shares of our common stock.

See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for information on the frequency and amounts of our quarterly cash dividends, equity compensation plans and performance graph.

The following table includes information with respect to repurchases we made of our common stock during the three months ended December 31, 2022 (in thousands except per share price):

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs
October 3, 2022 – October 30, 2022	30		$69.41		30	$647,918,955
October 31, 2022 – November 27, 2022	1		82.03		—	647,918,955
November 28, 2022 – December 31, 2022	1		92.64		—	647,918,955

	32	(1)	$70.14	(1)	30

(1)	Includes approximately two thousand shares at an average price of $83.49 withheld from employees for the payment of taxes.
(2)

In January 2021, the Board of Directors authorized the repurchase of up to $2.0 billion of common stock. In January 2023, the Board of Directors cancelled the 2021 repurchase program and approved a new $2.0 billion of common stock. Unless terminated by resolution of our Board of Directors, the repurchase program will expire when we have repurchased all shares authorized for repurchase under the share repurchase program.

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

Overview

We are a leading global supplier of automated test equipment and robotics products. We design, develop, manufacture and sell automatic test systems and robotics products. Our automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our Robotics products include collaborative robotic arms and autonomous mobile robots (“AMRs”) used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing and logistics costs. Our automatic test equipment and robotics products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•

storage and system level test (“Storage Test”) systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	robotics (“Robotics”) products.

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

In 2022, the demand in the mobility and compute segments of our Semiconductor Test business was lower due to end market slowdown in these segments as well as a slower technology transition in one of our largest end-markets. While the depth of the slowdown and the timing of the recovery are uncertain, we expect the ramp of 3 nanometer process technology starting in 2023 followed by gate-all-around process technology, increasing multichip packaging, additional device complexity and unit growth will drive additional demand for test over our four year forecast period.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. In September 2022, we merged MiR and AutoGuide, LLC (“AutoGuide”), a maker of high payload AMRs, to become a single supplier of AMRs. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. We expect Robotics sales channel expansion combined with new products to drive the growth in 2023.

Both our test and robotics businesses may continue to be influenced by supply constraints, which could impact our revenue and costs in 2023. In 2022, inflation had minimal effect on our results. In 2022, we were unable to supply approximately $20 million of revenue in our test businesses for which we had customer demand.

Our financial statements are denominated in U.S. dollars. While the majority of our revenues are in U.S. dollars, approximately 70 percent of our Robotics revenue is denominated in foreign currencies. In 2022, the strengthening of the U.S. dollar was a factor in lower than forecasted revenues in our Robotics segment. Continued strengthening of the U.S. dollar would negatively affect Robotics revenue growth in 2023.

Our corporate strategy continues to focus on profitably gaining market share in our test businesses through the introduction of differentiated products that target expanding segments and accelerating growth through continued investment in our Robotics businesses. We plan to continue investing in our growth while balancing capital allocations between returning capital to our shareholders through stock repurchases and dividends and using capital for acquisitions.

Impact of the COVID-19 Pandemic on our Business

During the novel coronavirus (COVID-19) pandemic, government authorities implemented numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place orders, vaccination and testing mandates, and business limitations and shutdowns. Additionally, we took proactive, aggressive action to protect the health and safety of our employees, customers, contract manufacturers and suppliers, and to comply with all government orders around the globe. The spread of COVID-19 caused us to modify our business practices, which included implementing social distancing protocols, limiting employee travel and requiring employees to work remotely. These measures impacted our day-to-day operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. Due to the COVID-19 pandemic, there has also been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of February 22, 2023, the date of issuance of this Annual Report on Form 10-K.

We believe the COVID-19 pandemic, and the numerous measures implemented by authorities in response, adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our 2022 and 2021 financial results or to our future financial results. In addition, the pandemic has disrupted our contract manufacturers and suppliers, and has resulted in some instances in short-term cost increases to meet customer demand. While a continuation of the pandemic may further impact our workforce and operations, as well as those of our customers, contract manufacturers and suppliers, we expect that our manufacturing facilities will remain operational, at sufficient capacity to support production demand. We are monitoring our operations closely in an effort to avoid any potential productivity loss caused by responses to the COVID-19 pandemic.

We experienced interruptions to our supply chain as a result of the COVID-19 pandemic. Our suppliers have faced and may continue to face difficulties maintaining operations in light of COVID-19 disruptions and government-ordered restrictions. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles caused by the pandemic. There is no assurance that these efforts will be successful. The COVID-19 pandemic may continue to disrupt our ability to obtain components required to manufacture our products, adversely affecting our operations and in some instances resulting in higher costs and delays, both for obtaining components and shipping finished goods to customers.

We will continue to monitor the COVID-19 pandemic. We may take further actions as may be required or recommended by government authorities or that we determine are in the best interests of our employees, customers, contract manufacturers and suppliers. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As a result, given the uncertain nature of this situation, we are not able to accurately predict the full extent of the impact of COVID-19 on our business, financial condition, results of operations, liquidity, or cash flows in the future.

Supply Chain Constraints and Inflationary Pressures

The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in 2022. As a result, we experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain of our products. In addition, in 2022, inflationary pressures contributed to increased costs for product components and wage inflation, which had minimal impact on our cost of products, gross margin and profit for the year. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. In an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. However, if we are unable to secure manufacturing capacities from our current or new suppliers and contract manufacturers, on acceptable terms or at all, or successfully manage our purchase commitments and inventory for components, our ability to deliver our products to our customers in the desired quantities, at competitive prices or in a timely manner may be negatively impacted for 2023.

Impact of Russia’s invasion of Ukraine on our Business

Russia’s invasion of Ukraine, in February 2022, did not have a significant direct impact on our business as we have minimal business in Russia and Ukraine. However, following the invasion, the U.S. and other countries imposed significant sanctions against the Russian government and many Russian companies and individuals. Although we do not have significant operations in Russia, the sanctions and Russia’s response to the sanctions, have impacted our business in other countries and could have a negative impact on our future revenue and supply chain, either of which could adversely affect our business and financial results. In addition, the global economic uncertainty following the invasion, sanctions and Russia’s response to the sanctions could impact demand for our products.

Impact of October 7, 2022 U.S. Department of Commerce Regulations on our Business

On October 7, 2022, the U.S. Department of Commerce published new regulations restricting the export to China of advanced semiconductors, supercomputer technology, equipment for the manufacturing of advanced semiconductors and components and technology for the manufacturing in China of certain semiconductor manufacturing equipment. The new restrictions are lengthy and complex. We continue to assess the impact of these regulations on our business. We have determined that restrictions on the sale of semiconductor testers in China to test certain advanced semiconductors will impact our sales to certain companies in China. Several multinational companies manufacturing these advanced semiconductors in China have obtained one-year licenses allowing suppliers such as Teradyne to continue to provide testers to the facilities operated by these companies. We expect that other companies manufacturing advanced semiconductors in China will not receive licenses, thereby restricting our ability to provide testers to the facilities operated by these companies that do not receive a license. We are also filing license requests to sell to and support certain customers in China for certain end uses that, if granted, may reduce the impact of these restrictions on our business. At this time, we do not know the impact these end user and end use restrictions will have on our business in China or on future revenues. In addition to the specific restrictions impacting our business, the regulations may have an adverse impact on certain actual or potential customers and on the global semiconductor industry. To the extent the regulations impact actual and potential customers or disrupt the global semiconductor industry, our business and revenues will be adversely impacted. We also have determined that the restrictions on the export of certain U.S. origin components and technology for use in the development and production in China of certain semiconductor manufacturing equipment impact our manufacturing and development operations in China. We have received a temporary authorization from the U.S. Department of Commerce allowing us to continue our manufacturing and development operations in China until the U.S. Department of Commerce issues a license to replace this temporary authorization. We cannot assess the likelihood or timing of receiving this license. In addition to requesting a license, we are implementing procedures for minimizing the impact of these new regulations on our operations in China, but there is no assurance that these procedures will succeed.

See Part II—Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic, supply chain issues and international conflicts.

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

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers” (“ASC 606”), we recognize revenues, when or as control is transferred to a customer. Our determination of revenue requires judgment in the determination of performance obligations and allocation of the transaction price to performance obligations. We often sell bundled orders that include both product and services or multiple different products within the same order. We evaluate each of the deliverables to determine if it meets the definition of a performance obligation, which requires that it is capable of being distinct and distinct within the context of the contract. This determination is based on an assessment of contractual rights of the contract and the ability of the performance obligation to perform on its own or with readily available resources. In bundled transactions we estimate the standalone selling price of each identified performance obligation and use that estimate to allocate the transaction price among said performance obligations. The estimated standalone selling price is determined using all information reasonably available to us, including standalone transactions, market information and other observable inputs.

Inventories

Inventories are stated at the lower of cost using a standard costing system which approximates cost based on a first-in, first-out basis or net realizable value. On a quarterly basis, we evaluate all inventories for net realizable value. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed within the forecasted demand window, is written down to estimated net realizable value. Forecasted demand information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenues. The demand forecast is based on assumptions around the product life and customer and market forecasts.

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

In developing the expected return on U.S. Qualified Pension Plan (“U.S. Plan”) assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 2.0% was an appropriate rate of return on assets to use for 2022. The December 31, 2022 asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 4.95% at December 31, 2022, up from 2.65% at December 31, 2021. We estimate that in 2023 we will recognize approximately $0.4 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2023 is based on a 4.95%

discount rate and a 4.75% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

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

Convertible Debt

We adopted Accounting Standards Update (“ASU”) ASU 2020-06 – “Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,” on January 1, 2022 using the modified retrospective method of adoption. As a result of adoption, we recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $1.8 million to deferred tax assets, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in capital was reduced by $100.8 million. In accordance with ASU 2020-06, we account for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. Settled shares reduce the outstanding debt balance in an amount equal to the cash paid, but do not result in any gain or loss on extinguishment. We use the if-converted method in the diluted EPS calculation for convertible instruments.

Income Taxes

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The measurement of deferred tax assets is reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized. Evaluating the positive and negative evidence regarding the realization of the net deferred tax assets in accordance with ASC 740, “Accounting for Income Taxes” is a key judgment in the valuation of income taxes. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax-planning strategies. Although realization is not assured, based on our assessment, we concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

Results of Operations

Information pertaining to fiscal year 2020 results of operations, including a year-to-year comparison against fiscal year 2021, was included in our Annual Report on Form 10-K for the year ended December 31, 2021 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on February 23, 2022. This information is incorporated by reference herein.

The following table sets forth the percentage of total net revenues included in our consolidated statements of operations:

	Years Ended December 31,
	2022	2021
Percentage of revenues:
Revenues:
Products	82.1%	86.3%
Services	17.9	13.7

Total revenues	100.0	100.0
Cost of revenues:
Cost of products	33.0	35.1
Cost of services	7.8	5.3

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	40.8	40.4

Gross profit	59.2	59.6
Operating expenses:
Selling and administrative	17.7	14.8
Engineering and development	14.0	11.5
Acquired intangible assets amortization	0.6	0.6
Restructuring and other	0.5	0.3

Total operating expenses	32.8	27.2

Income from operations	26.4	32.4
Non-operating (income) expenses:
Interest income	(0.2)	(0.1)
Interest expense	0.1	0.5
Other (income) expense, net	(0.2)	0.7

Income before income taxes	26.6	31.4
Income tax provision	4.0	4.0

Net income	22.7%	27.4%

Revenues

Revenues for our reportable segments were as follows:

	2022	2021	2021-2022 Dollar Change
	(in millions)
Semiconductor Test	$2,080.6	$2,642.3	$(561.7)
System Test	469.3	467.7	1.6
Robotics	403.1	375.9	27.2
Wireless Test	201.7	216.9	(15.2)
Corporate and Eliminations	0.3	—	0.3

	$3,155.0	$3,702.9	$(547.9)

The decrease in Semiconductor Test revenues of $561.7 million, or 21.3%, was driven primarily by lower tester sales in mobile and high performance compute processor applications, partially offset by an increase in advance driver assistance systems (“ADAS”) tester sales. The increase in System Test revenues of $1.6 million, or 0.3%, was primarily due to higher sales in Defense/Aerospace and in Production Board Test, partially offset by a decline in Storage Test sales of system level testers. The rise in Robotics revenues of $27.2 million, or 7.2%, was driven primarily by higher demand for UR’s collaborative robotic arms and MiR’s autonomous mobile robots, partially offset by changes in foreign exchange rates. The decrease in Wireless Test revenues of $15.2 million, or 7.0%, was primarily due to a decrease in cellular test product sales, partially offset by an increase in ultra-wide band test product sales.

Our reportable segments accounted for the following percentages of consolidated revenues:

	2022	2021
Semiconductor Test	66%	71%
System Test	15	13
Robotics	13	10
Wireless Test	6	6

	100%	100%

Revenues by country as a percentage of total revenues were as follows (1):

	2022	2021
Taiwan	20%	30%
Korea	17	14
China	16	17
United States	15	11
Europe	9	7
Japan	5	4
Malaysia	5	4
Thailand	4	4
Philippines	4	5
Singapore	3	3
Rest of the World	2	1

	100%	100%

(1)	Revenues attributable to a country are based on the location of the customer site.

The breakout of product and service revenues was as follows:

	2022	2021	2021-2022 Dollar Change
	(in millions)
Product revenues	$2,591.6	$3,196.6	$(605.0)
Service revenues	563.5	506.3	57.2

	$3,155.0	$3,702.9	$(547.9)

Our product revenues decreased $605.0 million, or 18.9%, primarily due to lower tester sales in Semiconductor Test for mobile and high performance compute processor applications, and a decrease in cellular test product sales in Wireless Test, partially offset by the rise in Robotics revenues driven primarily by elevated demand for collaborative robotic arms and autonomous mobile robots. Our service revenues increased $57.2 million or 11.3% primarily in Semiconductor Test and Storage Test.

In 2021, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of our Semiconductor Test segment, accounted for 12% of our consolidated revenues. In 2022 and 2021, our five largest direct customers in aggregate accounted for 26% and 33% of our consolidated revenues, respectively. We estimate consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test and Wireless Test segments, combining direct and indirect sales, accounted for approximately 11% of our consolidated revenues in 2022 and less than 10% in 2021. We estimate consolidated revenues driven by one OEM customer, of our Semiconductor Test and Wireless Test segments, combining direct sales to that customer with sales to the customer’s OSATs, accounted for less than 10% of our consolidated revenues in 2022 and 19% of our consolidated revenues in 2021.

Gross Profit

	2022	2021	2021-2022 Dollar / Point Change
	(in millions)
Gross profit	$1,867.2	$2,206.7	$(339.5)
Percent of total revenues	59.2%	59.6%	(0.4)

Gross profit as a percent of total revenues decreased by 0.4 points, primarily due to higher service costs partially offset by favorable product mix and lower variable compensation.

The breakout of product and service gross profit was as follows:

	2022	2021	2021-2022 Dollar / Point Change
	(in millions)
Product gross profit	$1,549.0	$1,896.5	$(347.5)
Percent of product revenues	59.8%	59.3%	0.5
Service gross profit	$318.1	$310.2	$7.9
Percent of service revenues	56.5%	61.3%	(4.8)

Service revenues gross profit percentage decreased 4.8% primarily due to lower margins in Semiconductor Test driven by an increase in headcount.

We assess the carrying value of our inventory on a quarterly basis by estimating future demand and comparing that demand against on-hand and on-order inventory positions. Forecasted revenues information is obtained from the sales and marketing groups and incorporates factors such as backlog and future revenues. This quarterly process identifies obsolete and excess inventory. Obsolete inventory, which represents items for which there is no demand, is fully reserved. Excess inventory, which represents inventory items that are not expected to be consumed within the forecasted demand window, is written down to estimated net realizable value.

During the year ended December 31, 2022, we recorded an inventory provision of $31.5 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $31.5 million of total excess and obsolete provisions, $21.5 million was related to Semiconductor Test, $4.6 million was related to Wireless Test, $3.7 million was related to Robotics, and $1.7 million was related to System Test.

During the year ended December 31, 2021, we recorded an inventory provision of $15.5 million included in cost of revenues, primarily due to downward revisions to previously forecasted demand levels for certain products. Of the $15.5 million of total excess and obsolete provisions, $6.7 million was related to Semiconductor Test, $6.4 million was related to Robotics, $1.8 million was related to Wireless Test, and $0.6 million was related to System Test.

During the years ended December 31, 2022 and 2021, we scrapped $8.8 million and $10.9 million of inventory, respectively, and sold $1.8 million and $2.5 million of previously written-down or written-off inventory, respectively. As of December 31, 2022, we had inventory related reserves for amounts which had been written-down or written-off totaling $136.8 million. We have no pre-determined timeline to scrap the remaining inventory.

Selling and Administrative

Selling and administrative expenses were as follows:

	2022	2021	2021-2022 Change
	(in millions)
Selling and administrative	$558.1	$547.6	$10.5
Percent of total revenues	17.7%	14.8%

The increase of $10.5 million in selling and administrative expenses was primarily driven by increase in headcount and greater spending in Robotics, partially offset by lower variable compensation.

Engineering and Development

Engineering and development expenses were as follows:

	2022	2021	2021-2022 Change
	(in millions)
Engineering and development	$440.6	$427.6	$13.0
Percent of total revenues	14.0%	11.5%

The increase of $13.0 million in engineering and development expenses was primarily driven by increase in headcount and greater spending in Robotics and Semiconductor Test, partially offset by lower variable compensation.

Restructuring and Other

During the year ended December 31, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million, $2.9 million of severance charges primarily in Robotics, and a charge of $2.7 million for an increase in environmental and legal liabilities, partially offset by a $3.4 million gain on sale of an asset.

During the year ended December 31, 2021, we recorded a charge of $12.0 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, $1.5 million of severance charges primarily in Robotics, $0.5 million of acquisition related compensation and expenses and $2.5 million for an increase in environmental and legal liabilities, offset by a $7.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability.

Interest and Other

	2022	2021	2021-2022 Change
	(in millions)
Interest income	$(6.4)	$(2.6)	$(3.8)
Interest expense	3.7	17.8	(14.1)
Other (income) expense, net	(5.8)	24.6	(30.4)

Interest income increased $3.8 million due to higher interest rates. Interest expense decreased $14.1 million primarily due to the January 1, 2022 adoption of ASU 2020-06 which eliminated the amortization of the debt discount which was $10.3 million in 2021. Other (income) expense, net decreased by $30.4 million primarily due to $28.8 million losses on convertible debt conversions recognized in 2021 and an increase in pension actuarial gains, from $2.2 million gain in 2021 to $25.6 million gain in 2022, partially offset by changes in gains/losses on equity securities, from a $7.2 million gain in 2021 to a $9.0 million loss in 2022, and a $4 million increase in foreign exchange losses.

Income (Loss) Before Income Taxes

	2022	2021	2021-2022 Change
	(in millions)
Semiconductor Test	$634.5	$977.0	$(342.5)
System Test	166.9	163.1	3.8
Wireless Test	66.8	83.5	(16.7)
Robotics	(16.2)	(8.2)	(8.0)
Corporate and Eliminations (1)	(11.6)	(54.5)	42.9

	$840.4	$1,161.0	$(320.6)

(1)

Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, pension and postretirement plan actuarial gains (losses), legal and environmental fees, contingent consideration adjustments, acquisition related charges and compensation and loss on convertible debt conversions in 2021.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in mobile and high performance compute processor applications, partially offset by lower variable compensation. The increase in income before income taxes in System Test was primarily due to higher sales in Defense/Aerospace and in Production Board Test, partially offset by a decline in Storage Test sales of system level testers. The decrease in income before income taxes in Wireless Test was driven primarily by lower sales in cellular test products partially offset by elevated sales in ultra-wide band test products. The decrease in income before income taxes in Robotics, was driven primarily by an increase in headcount and greater spending, partially offset by higher revenue for collaborative robotic arms and autonomous mobile robots. The change in income before income taxes in Corporate and Eliminations of $42.9 million was due primarily to $28.8 million of losses on convertible debt conversions recognized in 2021 and an increase of $23.4 million in pension actuarial gains in 2022.

Income Taxes

Income tax expense for 2022 and 2021, totaled $124.9 million and $146.4 million, respectively. The effective tax rate for 2022 and 2021 was 14.9% and 12.6%, respectively.

The increase in the effective tax rate from 2021 to 2022 is primarily attributable to a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, increases in expense from U.S. global low-taxed income and increases in expense from non-deductible officer compensation. These increases in expense were partially offset by increases in benefits from the U.S. foreign derived intangible income deduction and tax credits.

We qualify for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2022 and 2021 were $16.0 million or $0.09 per diluted share and $33.3 million or $0.18 per diluted share, respectively. In November 2020, we entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

Capital Resources and Material Cash Requirements

Our cash, cash equivalents and marketable securities balance decreased by $495 million in 2022 to $1,005 million. Cash decreased due to stock repurchases in the amount of $752 million, quarterly cash dividend payments in the amount of $70 million, payments of convertible debt principal in the amount of $67 million partially offset by cash generated by our global operations.

Operating activities during 2022 provided cash of $577.9 million. Changes in operating assets and liabilities used cash of $272.6 million. This was due to a $170.9 million increase in operating assets and a $101.7 million decrease in operating liabilities.

The increase in operating assets was due to a $140.7 million increase in prepayments and other assets due to prepayments to our contract manufacturers, an $80.8 million increase in inventories, partially offset by a $50.6 million decrease in accounts receivable due to lower sales.

The decrease in operating liabilities was due to a $40.3 million decrease in accrued employee compensation, a $29.8 million decrease in income taxes, a $10.8 million decrease in accounts payable, a $9.3 million decrease in other accrued liabilities, a $6.2 million decrease in deferred revenue and customer advance payments, and $5.1 million of retirement plan contributions.

Investing activities during 2022 provided cash of $43.8 million, due to $268.1 million and $222.9 million in proceeds from sales and maturities of marketable securities, respectively, $3.4 million due to sale of an asset, partially offset by $287.4 million used for purchases of marketable securities, and $163.2 million used for purchases of property, plant and equipment.

Financing activities during 2022 used cash of $893.0 million, due to $752.1 million used for the repurchase of 7.3 million shares of common stock at an average price of $103.69 per share, $69.7 million used for dividend payments, $66.8 million used for the payments of convertible debt principal, and $33.2 million used for payments related to net settlement of employee stock compensation awards, partially offset by $28.7 million from the issuance of common stock under employee stock purchase and stock option plans.

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

In January 2022, May 2022, August 2022 and November 2022, our Board of Directors declared a quarterly cash dividend of $0.11 per share. Total dividend payments in 2022 were $69.7 million.

In January 2021, May 2021, August 2021 and November 2021, our Board of Directors declared a quarterly cash dividend of $0.10 per share. Total dividend payments in 2021 were $66.0 million.

In January 2021, our Board of Directors approved a repurchase program for up to $2.0 billion of common stock. In 2022, we repurchased 7.3 million shares of common stock for $752.1 million at an average price of $103.69 per share. In 2021, we repurchased 4.8 million shares of common stock for $600.0 million at an average price of $125.74 per share. The cumulative repurchases as of December 31, 2022, under this repurchase program were 12.0 million shares of common stock for $1,352.1 million at an average price per share of $112.44.

In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. We intend to repurchase up to $500.0 million of common stock in 2023 subject to market conditions.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of February 22, 2023, we have not borrowed any funds under the credit facility.

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

At December 31, 2022, our future contractual obligations were related to debt, leases, retirement plan liabilities, deferred tax benefits, and purchase obligations. See Note J. “Debt”, Note I. “Leases”, Note P. “Retirement Plans”, and Note S. “Income Taxes” of Notes to Consolidated Financial Statements in this Annual Report for information about those obligations, which Notes are incorporated by reference into this section. Our purchase obligations were approximately $654.8 million, with $570.3 million expected to be paid within twelve months.

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

For the year ended December 31, 2022, our pension income, which includes the U.S. Qualified Pension Plan (“U.S. Plan”), certain qualified plans for non-U.S. subsidiaries, and a U.S. Supplemental Executive Defined Benefit Plan, was approximately $19.7 million. Pension income/expense is calculated based upon a number of actuarial assumptions. Discount rate and expected return on assets are two assumptions which are important elements of pension plan expense and asset/liability measurement. We evaluate our discount rate and expected rate of return on assets assumptions annually on a plan and country specific basis. We evaluate other assumptions related to demographic factors, such as retirement age, mortality and turnover periodically, and update them to reflect our experience and expectations for the future.

In developing the expected return on U.S. Plan assets assumption, we evaluated input from our investment manager and pension consultants, including their forecast of asset class return expectations. We believe that 2.0% was an appropriate rate of return on assets to use for 2022. The December 31, 2022 asset allocation for our U.S. Plan was 94% invested in fixed income securities, 5% invested in equity securities, and 1% invested in other securities. Our investment manager regularly reviews the actual asset allocation and periodically rebalances the portfolio to ensure alignment with our target allocations.

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

The discount rate that we utilized for determining future pension obligations for the U.S. Plan is based on the FTSE Pension Index adjusted for the U.S. Plan’s expected cash flows and was 4.95% at December 31, 2022, up from 2.65% at December 31, 2021. We estimate that in 2023, we will recognize approximately $0.4 million of pension expense for the U.S. Plan. The U.S. Plan pension expense estimate for 2023 is based on a 4.95% discount rate and a 4.75% return on assets. Future pension expense or income will depend on future investment performance, changes in future discount rates and various other factors related to the employee population participating in our pension plans.

As of December 31, 2022, our pension plans had no unrecognized pension prior service cost.

The assets of the U.S. Plan consist substantially of fixed income securities. U.S. Plan assets have decreased from $149.6 million at December 31, 2021 to $111.8 million at December 31, 2022, while the U.S. Plan’s liability decreased from $134.5 million at December 31, 2021 to $100.0 million at December 31, 2022. In 2022, the decrease in plan assets and plan liability was due to an increase in interest rates. In 2020, the accrued pension obligations for approximately 115 retiree participants were transferred to an insurance company and resulted in a $24.4 million reduction in the pension benefit obligation and pension assets. We recorded $2.2 million of pension actuarial loss and a settlement loss of $0.5 million related to the retiree group annuity transaction.

Our funding policy is to make contributions to our pension plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2022, we made contributions of $3.2 million to the U.S. supplemental executive defined benefit pension plan, and $0.9 million to certain qualified plans for non-U.S.

subsidiaries. In 2023, we expect to contribute approximately $3.1 million to the U.S. supplemental executive defined benefit pension plan. Contributions to be made in 2023 to certain qualified plans for non-U.S. subsidiaries are based on local statutory requirements and are estimated at approximately $1.3 million.

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

The following table presents information about these plans as of December 31, 2022 (share numbers in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column one)
Equity plans approved by shareholders	1,505	(1)	$55.90	8,954	(2)

(1)	Includes 1,317,544 shares of restricted stock units that are not included in the calculation of the weighted average exercise price.
(2)	Consists of 5,060,445 securities available for issuance under the 2006 Equity Plan and 3,893,933 of securities available for issuance under the Employee Stock Purchase Plan.

The purpose of the 2006 Equity Plan is to motivate employees, officers and directors by providing equity ownership and compensation opportunities in Teradyne. The aggregate number of shares available under the 2006 Equity Plan as of December 31, 2022 was 5,060,445 shares of our common stock. The 2006 Equity Plan authorizes the grant of stock-based awards in the form of (1) non-qualified and incentive stock options, (2) stock appreciation rights, (3) restricted stock awards and restricted stock unit awards, (4) phantom stock, and (5) other stock-based awards. Awards may be tied to time-based vesting schedules and/or performance-based vesting measured by reference to performance criteria chosen by the Compensation Committee of the Board of Directors, which administers the 2006 Equity Plan. Awards may be made to any employee, officer, consultant and advisor of Teradyne and our subsidiaries, as well as, to our directors. The maximum number of shares of stock-based awards that may be granted to one participant during any one fiscal year is 2,000,000 shares of common stock.

As of December 31, 2022, total unrecognized compensation expense related to non-vested restricted stock units and options was $61.1 million and is expected to be recognized over a weighted average period of 2.5 years.

Performance Graph

The following graph compares the change in our cumulative total shareholder return in our common stock with (i) the Standard & Poor’s 500 Index and (ii) the Morningstar Global Semiconductor Equipment & Materials GR USD Industry Group. The comparison assumes $100.00 was invested on December 31, 2017 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any. Historic stock price performance is not necessarily indicative of future price performance.

Recently Issued Accounting Pronouncements

For the year ended December 31, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risks

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, forward currency contracts and accounts receivable. Our cash equivalents consist primarily of money market funds invested in U.S. Treasuries and government agencies. Our fixed income available-for-sale marketable securities have a minimum rating of AA by one or more of the major credit rating agencies. We place forward currency contracts with high credit-quality financial institutions in order to minimize credit risk exposure. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of geographically dispersed customers. We perform ongoing credit evaluations of our customers’ financial condition and from time to time may require customers to provide a letter of credit from a bank to secure accounts receivable. There were no customers who accounted for more than 10% of our accounts receivable balance as of December 31, 2022 and December 31, 2021.

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of December 31, 2022, $50.2 million of principal remained outstanding and the Notes had a fair value of $139.0 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the last quarter of 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants. The warrants will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price of the warrants.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value
10% Increase	$152,962	$13,955	10.0%
No Change	139,007	—	—
10% Decrease	125,068	(13,939)	(10.0)

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

We performed a sensitivity analysis assuming a hypothetical 10% fluctuation in foreign exchange rates to the hedging contracts and the underlying exposures described above. As of December 31, 2022 and 2021, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk Management

We are exposed to potential losses due to changes in interest rates. Our interest rate exposure is primarily related to short-term and long-term marketable securities.

In order to estimate the potential loss due to interest rate risk, a fluctuation in interest rates of 25 basis points was assumed. Market risk for the short and long-term marketable securities was estimated as the potential change in the fair value resulting from a hypothetical change in interest rates for securities contained in the investment portfolio. The potential change in the fair value from changes in interest rates is immaterial as of December 31, 2022 and 2021.

Item 8:	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Shareholders of Teradyne, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Teradyne, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, convertible common shares and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in
Internal Control - Integrated Framework
(2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note B to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.
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
Conversions of Senior Unsecured Notes
As described in Notes B and J to the consolidated financial statements, during 2022, forty two holders of the Company’s convertible senior unsecured notes, originally issued on December 12, 2016, converted $66.8 million of the senior unsecured notes. The Company may satisfy its conversion obligation by paying cash for the principal amount of the senior unsecured notes and paying or delivering cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at management’s election for the amount in excess of principal.
The principal considerations for our determination that performing procedures relating to the conversions of senior unsecured notes is a critical audit matter are (i) the high degree of audit effort in performing procedures and evaluating management’s calculation of the conversion transactions and the related settlement calculations and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s review of conversion transactions related to the Company’s senior unsecured notes, which included controls related to the conversion values and related settlement calculations. These procedures also included, among others, on a test basis (i) evaluating the appropriateness of the conversion and settlement accounting; (ii) testing the completeness and accuracy of the conversion values; and (iii) recalculating the settlement amounts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the conversion and settlement accounting.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2023
We have served as the Company’s auditor since 1968.

TERADYNE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$854,773	$1,122,199
Marketable securities	39,612	244,231
Accounts receivable, less allowance for credit losses of $1,955 and $2,012 in 2022 and 2021, respectively	491,145	550,749
Inventories, net	325,019	243,330
Prepayments	532,962	406,266
Other current assets	14,404	9,452

Total current assets	2,257,915	2,576,227
Property, plant and equipment, net	418,683	387,240
Operating lease right-of-use assets, net	73,734	68,807
Marketable securities	110,777	133,858
Deferred tax assets	142,784	102,428
Retirement plans assets	11,761	15,110
Other assets	28,925	24,096
Acquired intangible assets, net	53,478	75,635
Goodwill	403,195	426,024

Total assets	$3,501,252	$3,809,425

LIABILITIES
Current liabilities:
Accounts payable	$139,722	$153,133
Accrued employees’ compensation and withholdings	212,266	253,667
Deferred revenue and customer advances	148,285	146,185
Other accrued liabilities	112,271	124,187
Operating lease liabilities	18,594	19,977
Income taxes payable	65,010	88,789
Current debt	50,115	19,182

Total current liabilities	746,263	805,120
Retirement plans liabilities	116,005	151,141
Long-term deferred revenue and customer advances	45,131	54,921
Deferred tax liabilities	3,267	6,327
Long-term other accrued liabilities	15,981	15,497
Long-term operating lease liabilities	64,176	56,178
Long-term income taxes payable	59,135	67,041
Debt	—	89,244

Total liabilities	1,049,958	1,245,469

Commitments and contingencies (Note M)
Mezzanine equity:
Convertible common shares	—	1,512
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized, 155,759 and 162,251 shares issued and outstanding at December 31, 2022 and 2021, respectively	19,470	20,281
Additional paid-in capital	1,755,963	1,811,545
Accumulated other comprehensive loss	(49,868)	(5,948)
Retained earnings	725,729	736,566

Total shareholders’ equity	2,451,294	2,562,444

Total liabilities, convertible common shares and shareholders’ equity	$3,501,252	$3,809,425

The accompanying notes are an integral part of the consolidated financial statements.

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
	(in thousands, except per share amount)
Revenues:
Products	$2,591,572	$3,196,575	$2,690,906
Services	563,473	506,306	430,563

Total revenues	3,155,045	3,702,881	3,121,469
Cost of revenues:
Cost of products	1,042,555	1,300,106	1,157,476
Cost of services	245,339	196,119	178,252

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	1,287,894	1,496,225	1,335,728

Gross profit	1,867,151	2,206,656	1,785,741
Operating expenses:
Selling and administrative	558,103	547,559	464,769
Engineering and development	440,591	427,609	374,964
Acquired intangible assets amortization	19,333	21,456	30,803
Restructuring and other	17,185	9,312	(13,202)

Total operating expenses	1,035,212	1,005,936	857,334

Income from operations	831,939	1,200,720	928,407
Non-operating (income) expenses:
Interest income	(6,379)	(2,627)	(5,982)
Interest expense	3,719	17,820	24,182
Other (income) expense, net	(5,786)	24,572	9,192

Income before income taxes	840,385	1,160,955	901,015
Income tax provision	124,884	146,366	116,868

Net income	$715,501	$1,014,589	$784,147

Net income per common share:
Basic	$4.52	$6.15	$4.72

Diluted	$4.22	$5.53	$4.28

Weighted average common shares—basic	158,434	164,960	166,120

Weighted average common shares—diluted	169,734	183,625	183,042

The accompanying notes are an integral part of the consolidated financial statements.

4
9

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$715,501	$1,014,589	$784,147
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, respectively	(29,031)	(36,207)	48,903
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(3,388), $(578), $ 1,629 , respectively	(12,666)	(2,255)	5,839
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $25, $(277), $(665), respectively	301	(995)	(2,365)

	(12,365)	(3,250)	3,474
Cash flow hedges:
Unrealized losses arising during period, net of tax of $(708), $0, $0, respectively	(2,517)	—	—
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax $(2), $(2), $(2), respectively	(7)	(7)	(7)

Other comprehensive (loss) income	(43,920)	(39,464)	52,370

Comprehensive income	$671,581	$975,125	$836,517

The accompanying notes are an integral part of the consolidated financial statements.

5
0

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Year Ended December 31, 2019	$—	166,410	$20,801	$1,720,129	$(18,854)	$(241,918)	$1,480,158
Net issuance of common stock under stock-based plans		1,230	154	4,696			4,850
Stock-based compensation expense				44,285			44,285
Repurchase of common stock		(1,517)	(190)			(88,275)	(88,465)
Cash dividends ($0.40 per share)						(66,540)	(66,540)
Convertible common shares	3,787			(3,787)			(3,787)
Net income						784,147	784,147
Other comprehensive income					52,370		52,370

Year Ended December 31, 2020	3,787	166,123	20,765	1,765,323	33,516	387,414	2,207,018

Net issuance of common stock under stock-based plans		899	113	(225)			(112)
Stock-based compensation expense				45,632			45,632
Repurchase of common stock		(4,771)	(597)			(599,403)	(600,000)
Cash dividends ($0.40 per share)						(66,034)	(66,034)
Settlements of convertible notes		8,148	1,018	984,622			985,640
Exercise of convertible notes hedge call options		(8,148)	(1,018)	(986,082)			(987,100)
Convertible common shares	(2,275)			2,275			2,275
Net income						1,014,589	1,014,589
Other comprehensive loss					(39,464)		(39,464)

Year Ended December 31, 2021	1,512	162,251	20,281	1,811,545	(5,948)	736,566	2,562,444

Net issuance of common stock under stock-based plans		761	96	(4,471)			(4,375)
Stock-based compensation expense				48,466			48,466
Repurchase of common stock		(7,253)	(907)			(751,175)	(752,082)
Cash dividends ($0.44 per share)						(69,763)	(69,763)
Settlements of convertible notes		1,495	187	(442)			(255)
Exercise of convertible notes hedge call options		(1,495)	(187)	187			—
Convertible common shares	(1,512)			1,512			1,512
Cumulative effect of change in accounting principle related to convertible debt				(100,834)		94,600	(6,234)
Net income						715,501	715,501
Other comprehensive loss					(43,920)		(43,920)

Year Ended December 31, 2022	$—	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294

The accompanying notes are an integral part of the consolidated financial statements.

5
1

TERADYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$715,501	$1,014,589	$784,147
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	90,763	91,073	80,119
Stock-based compensation	48,228	45,643	44,906
Provision for excess and obsolete inventory	31,452	15,475	17,534
Amortization	19,912	34,412	46,624
Deferred taxes	(38,693)	(17,305)	(15,688)
Retirement plans actuarial (gains) losses	(25,584)	(2,217)	10,284
Losses (gains) on investments	9,985	(6,410)	(7,898)
Gains on sale of asset	(3,410)	—	—
Loss on convertible debt conversion	—	28,828	—
Contingent consideration fair value adjustment	—	(7,227)	(23,271)
Other	2,353	271	1,557
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	50,628	(57,778)	(129,451)
Inventories	(80,809)	6,495	(8,438)
Prepayments and other assets	(140,713)	(175,846)	(64,418)
Accounts payable and other accrued expenses	(60,507)	129,499	73,167
Deferred revenue and customer advances	(6,233)	9,873	39,974
Retirement plan contributions	(5,116)	(5,405)	(5,382)
Income taxes	(29,834)	(5,604)	25,169

Net cash provided by operating activities	577,923	1,098,366	868,935

Cash flows from investing activities:
Purchases of property, plant and equipment	(163,249)	(132,472)	(184,977)
Purchases of marketable securities	(287,409)	(661,781)	(900,196)
Proceeds from maturities of marketable securities	222,941	660,148	479,678
Proceeds from sales of marketable securities	268,058	266,466	35,006
Proceeds from sale of asset	3,410	—	—
Purchase of investment and acquisition of business	—	(12,000)	149
Proceeds from insurance	—	—	546

Net cash provided by (used for) investing activities	43,751	120,361	(569,794)

Cash flows from financing activities:
Repurchase of common stock	(752,082)	(600,000)	(88,465)
Payments of convertible debt principal	(66,759)	(342,990)	—
Dividend payments	(69,711)	(65,977)	(66,482)
Payments related to net settlement of employee stock compensation awards	(33,170)	(32,303)	(23,014)
Issuance of common stock under stock purchase and stock option plans	28,733	32,686	28,527
Payments of contingent consideration	—	—	(8,852)

Net cash used for financing activities	(892,989)	(1,008,584)	(158,286)

Effects of exchange rate changes on cash and cash equivalents	3,889	(2,065)	(658)
(Decrease) increase in cash and cash equivalents	(267,426)	208,078	140,197
Cash and cash equivalents at beginning of year	1,122,199	914,121	773,924

Cash and cash equivalents at end of year	$854,773	$1,122,199	$914,121

Supplementary disclosure of cash flow information:
Cash paid for:
Interest	$1,498	$4,236	$6,435
Income taxes	$193,246	$172,134	$106,577
Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$1,826	$1,973	$3,666
The accompanying notes are an integral part of the consolidated financial statements.

5
2

TERADYNE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	THE COMPANY
Teradyne, Inc. (“Teradyne”) is a leading global supplier of automated test equipment and robotics solutions. Teradyne designs, develops, manufactures and sells automatic test systems and robotics products. Teradyne’s automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics products include collaborative robotic arms, autonomous mobile robots, and advanced robotic control software used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing and logistics costs. Teradyne’s automatic test equipment and robotics products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•
storage and system level test (“Storage Test”) systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	robotics (“Robotics”) products.

B.	ACCOUNTING POLICIES
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

5
3

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

Performance Obligations
Products
Teradyne products consist primarily of semiconductor test systems and instruments, defense/aerospace test instrumentation and systems, storage test systems and instruments, circuit-board test and inspection systems and instruments, wireless test systems and robotics products. Teradyne’s hardware is recognized at a point in time upon transfer of control to the customer.
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
Teradyne does not allow customer returns or provide refunds to customers for any products or services. Teradyne products include a standa rd
 12
-month warranty. This warranty is not considered a distinct performance

5
4

obligation because it does not obligate Teradyne to provide a separate service to the customer and it cannot be purchased separately. Cost related to warranties are included in cost of revenues when product revenues are recognized.
As of December 31, 2022 and 2021, deferred revenue and customer advances consisted of the following and are included in the short and long-term deferred revenue and customer advances:

	2022	2021
	(in thousands)
Maintenance, service and training	$78,089	$81,826
Customer advances, undelivered elements and other	59,147	55,112
Extended warranty	56,180	64,168

Total deferred revenue and customer advances	$193,416	$201,106

Product Warranty
Teradyne generally provides a one-year warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities:

Amount
(in thousands)
Balance at December 31, 2019	$8,996
Accruals for warranties issued during the period	28,490
Accruals related to pre-existing warranties	821
Settlements made during the period	(21,674)

Balance at December 31, 2020	16,633
Accruals for warranties issued during the period	35,727
Accruals related to pre-existing warranties	(6,846)
Settlements made during the period	(20,937)

Balance at December 31, 2021	24,577
Accruals for warranties issued during the period	21,851
Accruals related to pre-existing warranties	(5,618)
Settlements made during the period	(26,629)

Balance at December 31, 2022	$14,181

5
5

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances:

Amount
(in thousands)
Balance at December 31, 2019	$30,677
Deferral of new extended warranty revenue	41,694
Recognition of extended warranty deferred revenue	(20,442)

Balance at December 31, 2020	51,929
Deferral of new extended warranty revenue	43,597
Recognition of extended warranty deferred revenue	(31,358)

Balance at December 31, 2021	64,168
Deferral of new extended warranty revenue	33,686
Recognition of extended warranty deferred revenue	(41,674)

Balance at December 31, 2022	$56,180

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
Teradyne sells certain trade accounts receivables on a non-recourse basis to third-party financial institutions pursuant to factoring agreements. Teradyne accounts for these transactions as sales of receivables and presents cash proceeds as a cash provided by operating activities in the consolidated statements of cash flows. Total trade accounts receivable sold under the factoring agreements were $93.9 million and $111.3 million during 2022 and 2021, respectively. Factoring fees for the sales of receivables are recorded in interest expense and are not material.
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

5
6

•	The financial condition and near-term prospects of the issuer; and

•	The intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
Teradyne uses the market and income approach techniques to value its financial instruments and there were no changes in valuation techniques during the twelve months ended December 31, 2022 and 2021.
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
.”
Prepayments
Prepayments consist of the following:

	2022	2021
	(in thousands)
Contract manufacturer and supplier prepayments	$491,105	$364,478
Prepaid taxes	18,625	15,090
Prepaid maintenance and other services	14,545	13,660
Other prepayments	8,687	13,038

Total prepayments	$532,962	$406,266

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

5
7

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
Test systems manufactured internally are used by Teradyne for customer evaluations and manufacturing and support of its customers. Teradyne depreciates the test systems manufactured internally over a six-year life to cost of revenues, engineering and development, and selling and administrative expenses. Teradyne often sells internally manufactured test equipment to customers. Upon the sale of an internally manufactured test system, the net book value of the system is transferred to inventory and expensed as cost of revenues. The net book value of internally manufactured test systems sold in the years ended December 31, 2022, 2021, and 2020 was $6.6 million, $16.6 million, and $7.3 million, respectively.
Convertible Debt
Teradyne adopted Accounting Standards Update (“ASU”) ASU 2020-06 – “Debt—Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity’s Own Equity,” on January 1, 2022 using the modified retrospective method of adoption. As a result of adoption, Teradyne recorded an increase of $1.4 million to current debt for unsettled shares, an increase of $1.8 million to deferred tax assets, an increase of $6.6 million to long-term debt for unamortized debt discount, and an increase to retained earnings of $94.6 million for the reclassification of the equity component. Mezzanine equity representing unsettled shares value was reduced to zero and additional paid-in capital was reduced by $100.8 million. In accordance with ASU 2020-06, Teradyne accounts for a convertible debt instrument as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. Unsettled shares are recorded in current debt, and there is no recognition of a debt discount, which was previously amortized to interest expense. Settled shares reduce the outstanding debt balance in an amount equal to the cash paid, but do not result in any gain or loss on extinguishment. We use the if-converted method in the diluted EPS calculation for convertible instruments.
Leases
Under ASC 842, a contract is or contains a lease when Teradyne has the right to control the use of an identified asset. Teradyne determines if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for use by Teradyne. As of December 31, 2022, Teradyne does not have material leases that have not yet commenced.
Teradyne determines if the lease is an operating or finance lease at the lease commencement date based upon the terms of the lease and the nature of the asset. The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.
The lease liability is measured at the present value of future lease payments, discounted using the discount rate for the lease at the commencement date. As Teradyne is typically unable to determine the implicit rate, Teradyne uses an incremental borrowing rate based on the lease term and economic environment at commencement date. Teradyne initially measures payments based on an index by using the applicable rate at lease commencement. Variable payments that do not depend on an index are not included in the lease liability and are recognized as they are incurred. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments, and reduced by any lease incentives.

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
Advertising Costs
Teradyne expenses all advertising costs as incurred. Advertising costs were $17.3 million, $13.4 million and $12.8 million in 2022, 2021 and 2020, respectively.
Translation of Non-U.S. Currencies
The functional currency for all non-U.S. subsidiaries is the U.S. dollar, except for Universal Robots, MiR and Lemsys for which the local currency is its functional currency. All foreign currency denominated monetary

6
0

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
Net foreign exchange gains and losses resulting from remeasurement are included in other (income) expense, net. For the years ended December 31, 2022, 2021 and 2020, losses (gains) from the remeasurement of the monetary assets and liabilities denominated in foreign currencies were $10.8 million, $(2.1) million, and $2.6 million, respectively.
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
Comprehensive Income
Comprehensive income includes net income, unrealized pension and postretirement prior service costs and benefits, unrealized gains and losses on investments in debt marketable securities, unrealized gains and losses on cash flow hedge and foreign currency translation adjustment.

C.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the year ended December 31, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

D.	INVESTMENT IN OTHER COMPANY
On June 1, 2021, Teradyne invested $12.0 million in MachineMetrics, Inc. (“MachineMetrics”), a private company that develops and sells products to improve manufacturing performance through automated machine data collection, alerting, and analytics. Teradyne’s investment in MachineMetrics aligns with its strategy of providing and investing in leading edge products for automating industrial production processes in growing markets. The investment was recorded at cost and is evaluated for impairment or an indication of changes in fair value resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer on a quarterly basis. At December 31, 2022, the value of the investment was $12.0 million, and there was no change during the year ended December 31, 2022.

6
1

E.	REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics
	System-on- a-chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Corporate and Eliminations	Total
				(in thousands)
For the Year Ended December 31, 2022 (1)
Timing of Revenue Recognition
Point in Time	$1,445,238	$344,693	$402,074	$317,514	$73,812	$189,040	$251	$2,772,622
Over Time	261,646	29,013	67,272	8,218	3,594	12,680	—	382,423

Total	$1,706,884	$373,706	$469,346	$325,732	$77,406	$201,720	$251	$3,155,045

Geographical Market
Asia Pacific	$1,514,964	$360,176	$294,350	$73,930	$15,724	$140,767	$—	$2,399,911
Americas	122,575	11,987	146,040	112,203	35,213	47,350	251	475,619
Europe, Middle East and Africa	69,345	1,543	28,956	139,599	26,469	13,603	—	279,515

Total	$1,706,884	$373,706	$469,346	$325,732	$77,406	$201,720	$251	$3,155,045

For the Year Ended December 31, 2021 (1)
Timing of Revenue Recognition
Point in Time	$1,989,979	$365,441	$409,383	$305,512	$60,884	$204,247	$—	$3,335,446
Over Time	256,751	30,171	58,356	5,670	3,839	12,648	—	367,435

Total	$2,246,730	$395,612	$467,739	$311,182	$64,723	$216,895	$—	$3,702,881

Geographical Market
Asia Pacific	$2,076,647	$381,444	$306,812	$81,456	$12,919	$172,103	$—	$3,031,381
Americas	102,702	10,665	135,230	94,897	26,069	36,173	—	405,736
Europe, Middle East and Africa	67,381	3,503	25,697	134,829	25,735	8,619	—	265,764

Total	$2,246,730	$395,612	$467,739	$311,182	$64,723	$216,895	$—	$3,702,881

For the Year Ended December 31, 2020 (1)
Timing of Revenue Recognition
Point in Time	$1,659,414	$363,324	$348,454	$214,212	$55,533	$163,834	$(604)	$2,804,167
Over Time	217,975	18,884	61,275	7,269	2,717	9,182	—	317,302

Total	$1,877,389	$382,208	$409,729	$221,481	$58,250	$173,016	$(604)	$3,121,469

Geographical Market
Asia Pacific	$1,744,593	$364,000	$258,521	$60,277	$6,471	$143,969	$—	$2,577,831
Americas	77,671	12,999	128,482	64,164	30,186	22,544	(604)	335,442
Europe, Middle East and Africa	55,125	5,209	22,726	97,040	21,593	6,503	—	208,196

Total	$1,877,389	$382,208	$409,729	$221,481	$58,250	$173,016	$(604)	$3,121,469

(1)	Includes $8.2 million, $13.2 million and $10.0 million in 2022, 2021 and 2020, respectively, for leases of Teradyne’s systems recognized outside of ASC 606: “Revenue from Contracts with Customers.”

6
2

Contract Balances
For the years ended December 31, 2022, 2021 and 2020, Teradyne recognized $112.4 million, $102.5 million and $91.0 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of December 31, 2022, Teradyne ha
d
 $1,235.2 million of unsatisfied performance obligations. Teradyne expects to recognize 89% of the remaining performance obligation in the next 12 months and 11% in 1-3 years.

F.	INVENTORIES
Inventories, net consisted of the following at December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Raw material	$256,065	$155,641
Work-in-process	37,982	37,740
Finished goods	30,972	49,949

	$325,019	$243,330

Inventory reserves for the years ended December 31, 2022 and 2021 were $136.8 million and $114.1 million, respectively.

G.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment, net consisted of the following at December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Land	$18,481	$17,207
Buildings	128,991	126,468
Machinery, equipment and software	1,059,880	994,828
Furniture and fixtures	29,929	28,743
Leasehold improvements	64,631	64,110
Construction in progress	22,470	8,105

	1,324,382	1,239,461
Less: accumulated depreciation	905,699	852,221

	$418,683	$387,240

Depreciation of property, plant and equipment for the years ended December 31, 2022, 2021, and 2020 was $90.8 million, $91.1 million, and $80.1 million, respectively. As of December 31, 2022 and 2021, the gross book value included in machinery and equipment for internally manufactured test systems being leased by customers was $5.8 million and $13.4 million, respectively. As of December 31, 2022 and 2021, the accumulated depreciation on these test systems was $5.6 million and $8.7 million, respectively.

H.	FINANCIAL INSTRUMENTS
Cash Equivalents
Teradyne considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents.

6
3

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
During the years ended December 31, 2022 and 2021, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in 2022, 2021, and 2020 were $0.8 million, $3.1 million, and $4.6 million, respectively. Realized losses recorded in 2022 and 2020 were $1.0 million and $0.3 million, respectively. No realized losses were recorded in 2021. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded during the years ended December 31, 2022, 2021 and 2020 we re $1.9 million
,
 $5.1
million and $9.6 million, respectively. Unrealized losses on equity securities recorded during the years ended December 31, 2022, 2021 and 2020 were
$11.6 million
,
 $1.8
million and $6.0 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net. Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.

6
4

The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$632,417	$—	$—	$632,417
Cash equivalents	161,767	60,589	—	222,356
Available for sale securities:
Corporate debt securities	—	50,856	—	50,856
U.S. Treasury securities	—	39,649	—	39,649
Commercial paper	—	7,159	—	7,159
Debt mutual funds	6,580	—	—	6,580
U.S. government agency securities	—	6,352	—	6,352
Certificates of deposit and time deposits	—	1,740	—	1,740
Non-U.S. government securities	—	535	—	535
Equity securities:
Mutual funds	37,518	—	—	37,518

Total	$838,282	$166,880	$—	$1,005,162
Derivative assets	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Derivative liabilities	—	4,215	—	4,215

Total	$—	$4,215	$—	$4,215

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$794,184	$60,589	$—	$854,773
Marketable securities	—	39,612	—	39,612
Long-term marketable securities	44,098	66,679	—	110,777
Prepayments	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Other current liabilities	$—	$4,215	$—	$4,215

Total	$—	$4,215	$—	$4,215

6
5

	December 31, 2021
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
Assets
Cash	$628,740	$—	$—	$628,740
Cash equivalents	412,212	81,247	—	493,459
Available for sale securities:
Commercial paper	—	189,620	—	189,620
U.S. Treasury securities	—	77,789	—	77,789
Corporate debt securities	—	56,901	—	56,901
Debt mutual funds	7,971	—	—	7,971
U.S. government agency securities	—	4,610	—	4,610
Certificates of deposit and time deposits	—	1,356	—	1,356
Non-U.S. government securities	—	589	—	589
Equity securities:
Mutual funds	39,253	—	—	39,253

Total	$1,088,176	$412,112	$—	$1,500,288
Derivative assets	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Derivative liabilities	—	118	—	118

Total	$—	$118	$—	$118

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
Assets
Cash and cash equivalents	$1,040,952	$81,247	$—	$1,122,199
Marketable securities	—	244,231	—	244,231
Long-term marketable securities	47,224	86,634	—	133,858
Prepayments	—	92	—	92

Total	$1,088,176	$412,204	$—	$1,500,380

Liabilities
Other current liabilities	$—	$118	$—	$118

Total	$—	$118	$—	$118

6
6

Changes in the fair value of Level 3 contingent consideration for the years ended December 31, 2022 and 2021 were as follows:

Contingent Consideration
(in thousands)
Balance at December 31, 2020	$7,227
Fair value adjustment (1)	(7,227)

Balance at December 31, 2021	—

Fair value adjustment	—

Balance at December 31, 2022	$—

(1)
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
The carrying amounts and fair values of Teradyne’s financial instruments at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Assets
Cash and cash equivalents	$854,773	$854,773	$1,122,199	$1,122,199
Marketable securities	150,389	150,389	378,089	378,089
Derivative assets	86	86	92	92
Liabilities
Derivative liabilities	4,215	4,215	118	118
Convertible debt (1)	50,115	139,007	108,426	604,648

(1)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity conversion features.
The fair values of accounts receivable, net and accounts payable approximate the carrying amount due to the short-term nature of these instruments.

6
7

The following tables summarize the composition of available-for-sale marketable securities at December 31, 2022 and 2021:

	December 31, 2022
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Corporate debt securities	$57,006	$3	$(6,153)	$50,856	$50,667
U.S. Treasury securities	44,030	—	(4,381)	39,649	39,649
Commercial paper	7,089	70	—	7,159	—
Debt mutual funds	6,997	—	(417)	6,580	3,095
U.S. government agency securities	6,442	—	(90)	6,352	6,352
Certificates of deposit and time deposits	1,740	—	—	1,740	—
Non-U.S. government securities	535	—	—	535	—

	$123,839	$73	$(11,041)	$112,871	$99,763

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$39,950	$70	$(408)	$39,612	$30,713
Long-term marketable securities	83,889	3	(10,633)	73,259	69,050

	$123,839	$73	$(11,041)	$112,871	$99,763

	December 31, 2021
		Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Commercial paper	$189,614	$15	$(9)	$189,620	$22,784
U.S. Treasury securities	77,707	551	(470)	77,789	46,435
Corporate debt securities	52,266	4,863	(227)	56,901	19,422
Debt mutual funds	7,928	43	—	7,971	—
U.S. government agency securities	4,617	5	(12)	4,610	3,296
Certificates of deposit and time deposits	1,356	—	—	1,356	—
Non-U.S. government securities	589	—	—	589	—

	$334,077	$5,477	$(718)	$338,836	$91,937

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses
	(in thousands)
Marketable securities	$244,213	$64	$(46)	$244,231	$54,798
Long-term marketable securities	89,864	5,413	(672)	94,605	37,139

	$334,077	$5,477	$(718)	$338,836	$91,937

As of December 31, 2022, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $66.3 million and $33.4 million, respectively.

As of December 31, 2021, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $85.4 million and $6.5 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at December 31, 2022 and 2021, were not other than temporary.
The contractual maturities of investments in available-for-sale marketable securities held at December 31, 2022 were as follows:

	Cost	Fair Value
	(in thousands)
Due within one year	$39,950	$39,612
Due after 1 year through 5 years	33,045	31,466
Due after 5 years through 10 years	4,782	4,232
Due after 10 years	39,065	30,981

Total	$116,842	$106,291

Contractual maturities of investments in available-for-sale marketable securities held at December 31, 2022 exclude debt mutual funds with the fair market value of $6.6 million as they do not have a contractual maturity date.
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
Teradyne also enters into foreign currency forward and option contracts designated as cash flow hedges to hedge the risk of changes in its cash inflows attributable to changes in foreign currency exchange rates. The cash flow hedges have maturities of less than six months and mature in the period of revenue recognition for certain products and services in backlog and forecasted to be recognized in a future period. Teradyne evaluates cash flow hedges for effectiveness at inception based on the critical terms match method. The hedges are not expected to incur any ineffectiveness however a quarterly qualitative assessment of effectiveness is done to determine if the critical terms match method remains appropriate to use. The change in fair value of the contracts is recorded in accumulated other comprehensive income (loss) and reclassified to earnings at maturity date.
Teradyne does not use derivative financial instruments for speculative purposes.

At December 31, 2022 and 2021, Teradyne had the following contracts to buy and sell non-U.S. currencies for U.S. dollars and other non-U.S. currencies with the following notional amounts:

	December 31, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(37.1)	$—	$(37.1)	$(31.4)	$—	$(31.4)
Taiwan Dollar	(29.2)	—	(29.2)	(35.1)	—	(35.1)
Korean Won	(6.4)	—	(6.4)	(4.2)	—	(4.2)
British Pound Sterling	(1.2)	—	(1.2)	(1.8)	—	(1.8)
Euro	—	38.4	38.4	—	44.9	44.9
Singapore Dollar	—	33.5	33.5	—	61.9	61.9
Philippine Peso	—	2.7	2.7	—	3.9	3.9
Chinese Yuan	—	2.2	2.2	—	2.8	2.8

Total	$(73.9)	$76.8	$2.9	$(72.5)	$113.5	$41.0

The fair value of the outstanding contracts was a loss of $0.9 million and $0.1 million, respectively, at December 31, 2022 and 2021.
Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
At December 31, 2022 and 2021, Teradyne had the following cash flow hedge contracts to buy and sell non-U.S. currencies for U.S. dollars with the following notional amounts:

	December 31, 2022			December 31, 2021
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total
	(in millions)
Japanese Yen	$(23.4)	$61.2	$37.8	$—	$—	$—
Taiwan Dollar	(5.5)	10.9	5.4	—	—	—

Total	$(28.9)	$72.1	$43.2	$—	$—	$—

The fair value of the outstanding cash flow hedge contracts was a loss of $3.2 million at December 31, 2022.
Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity the gains or losses associated with cash flow hedge contracts are recorded to revenue.

7
0

The following table summarizes the fair value of derivative instruments as of December 31, 2022 and 2021:

	Balance Sheet Location	December 31, 2022	December 31, 2021
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	$86	$92
Foreign exchange forward contracts	Other current liabilities	(990)	(118)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Other current liabilities	(3,225)	—

Total derivatives		$(4,129)	$(26)

The following table summarizes the effect of derivative instruments in the statements of operations recognized for the years ended December 31, 2022, 2021, and 2020:

	Location of (Gains) Losses Recognized in Statement of Operations	December 31, 2022	December 31, 2021	December 31, 2020
		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(2,482)	$6,488	$3,515
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Revenue	(251)	—	—

Total derivatives		$(2,733)	$6,488	$3,515

The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the years ended December 31, 2022, 2021 and 2020, net losses (gains) from remeasurement of monetary assets and liabilities denominated in foreign currencies were $10.8 million, $(2.1) million, and $2.6 million, respectively.
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
2022 and 2021
.

I.	LEASES
Teradyne has facility and auto leases, which are accounted for as operating leases. Teradyne’s facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Remaining lease terms range from less than one year to twelve years.

7
1

For the year ended December 31, 2022, 2021 and 2020, total lease expense was $40.1 million, $39.2 million, and $38.5 million respectively, and included $14.1 million, $12.6 million, and $12.1 million, respectively, of variable lease costs and $2.0 million, $1.8 million, and $3.4 million, respectively, of costs related to short-term leases, which are not recorded on the consolidated balance sheets.
At December 31, 2022, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.9 years and 4.7%, respectively. At December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.3 years and 4.1%, respectively.
Supplemental cash flows information related to leases was as follows:

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities included in operating cash flows:	$20,775	$24,593	$24,136
Right-of-use assets obtained in exchange for new lease obligations	26,149	34,246	14,801
Maturities of lease liabilities as of December 31, 2022 were as follows:

Operating Lease
(in thousands)
2023	$20,120
2024	18,239
2025	15,308
2026	10,635
2027	8,117
Thereafter	17,963

Total lease payments	90,382
Less imputed interest	(7,612)

Total lease liabilities	$82,770

J.	DEBT
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

7
2

preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;
(2)
 during the
five
business day period after any
five
consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $
1,000
principal amount of Notes for each trading day of the measurement period was less than
98
% of the product of the closing sale price of Teradyne’s common stock and the conversion rate on each such trading day; and
(3)
 upon the occurrence of specified corporate events. On or after
September 15, 2023
until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. On November
4
,
2021
, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash. As of December
31
,
2022
, the conversion price was approximately $
31.46
per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances.
During 2022, forty
-
two debt holders elected to convert $66.8 million of debt principal. The conversion of the debt was settled in cash for principal amount and in shares for the excess of conversion value over principal amount. The 1.5 million shares issued to the debt holders were received from exercising the convertible notes hedge call options.
During 2021, sixty
-
four holders converted $343.0 million resulting in a loss of $28.8 million recorded to other (income) expense on the consolidated statement of operations. The amount of the loss was determined using the conversion value of the conversion transactions based on the fair value of debt immediately prior to conversion using an updated remaining expected life of the debt instrument and an updated borrowing rate for a similar debt instrument that does not have an associated convertible feature.
As of February 22, 2023, one hundred and twenty
-
four holders had exercised the option to convert $424.9 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.46. The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, approximately 1.6 million shares of Teradyne’s common stock.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled (or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of December 31, 2022, the strike price of the warrants was approximately $39.48 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.
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

7
3

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
Debt issuance fees of approximately $0.1 million at December 31, 2022, are being amortized to interest expense using the effective interest method over the seven-year term of the Notes.
The below tables represent the key components of Teradyne’s convertible senior notes:

	December 31, 2022	December 31, 2021
	(in thousands)
Debt principal	$50,228	$116,980
Unamortized debt issuance fees (1)	113	8,554

Net carrying amount of convertible debt	$50,115	$108,426

Reported as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
Current debt	$50,115	$19,182
Long-term debt	—	89,244

Net carrying amount of convertible debt	$50,115	$108,426

	For the Years Ended
	December 31, 2022	December 31, 2021
	(in thousands)
Contractual interest expense on the coupon	$732	$3,009
Amortization of the issuance fees recognized as interest expense (2)	209	11,019

Total interest expense on the convertible debt	$941	$14,028

(1)	Unamortized debt issuance fees as of December 31, 2021 include unamortized debt discount of $8.0 million, which was eliminated with the adoption of ASU 2020-06 on January 1, 2022.
(2)	For the year ended December 31, 2021 includes the amortization of debt discount component, which was eliminated with the adoption of ASU 2020-06 on January 1, 2022.

7
4

As of December 31, 2022, the conversion price was approximately $31.46 per share and if converted the value of the notes was $139.5 million.
Additional conversions of approximately $15.1 million of debt principal will occur in the first quarter of 2023 and the liability is included in current debt.
Teradyne expects to make principal interest payments of $0.4 million in the next 12 months.
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
As of February 22, 2023, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.

7
5

K.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which is presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Marketable Securities	Unrealized Losses on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total
			(in thousands)
Balance at December 31, 2020, net of tax of $0, $1,910, $0, $(1,126), respectively	$25,389	$6,954	$—	$1,173	$33,516
Other comprehensive loss before reclassifications, net of tax of $0, $(578), $0, $0, respectively	(36,207)	(2,255)	—	—	(38,462)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(277), $0, $(2), respectively	—	(995)	—	(7)	(1,002)

Net current period other comprehensive loss, net of tax of $0, $(855), $0, $(2), respectively	(36,207)	(3,250)	—	(7)	(39,464)

Balance at December 31, 2021, net of tax of $0, $1,055, $0, $(1,128), respectively	$(10,818)	$3,704	$—	$1,166	$(5,948)

Other comprehensive loss before reclassifications, net of tax of $0, $(3,388), $(708), $0, respectively	(29,031)	(12,666)	(2,517)	—	(44,214)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax of $0, $25, $0, $(2), respectively	—	301	—	(7)	294

Net current period other comprehensive loss, net of tax of $0, $(3,363), $(708), $(2), respectively	(29,031)	(12,365)	(2,517)	(7)	(43,920)

Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)

7
6

Reclassifications out of accumulated other comprehensive income (loss) to the statements of operations for the years ended December 31, 2022, 2021, and 2020, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the year s ended			Affected Line Item in the Statements of Operations
	December 31, 2022	December 31, 2021	December 31, 2020
		(in thousands)
Available-for-sale marketable securities
Unrealized (losses) gains, net of tax of $(25), $277, $665, respectively	$(301)	$995	$2,365	Other (income) expense, net
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $2, $2, $2, respectively	7	7	7	(a	)

Total reclassifications, net of tax of $(23), $279, $667, respectively	$(294)	$1,002	$2,372	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic pension cost and postretirement benefit; see Note P: “Retirement Plans.”

L.	GOODWILL AND INTANGIBLE ASSETS
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
On September 15, 2020, Teradyne announced the appointment of Gregory Smith as President of Teradyne’s Robotics reportable segment effective October 1, 2020. With the appointment of Gregory Smith, the Robotics

7
7

reportable segment, which includes UR and MiR
,
is considered one operating segment and one reporting unit. Teradyne performed a goodwill impairment test at the time of the change in operating segments, which indicated the fair value of Teradyne’s reporting units exceeded their carrying values.
In the fourth quarter of 2022, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Robotics reporting unit and a qualitative assessment for the Wireless Test and System Test reporting units
. There was
no
impairment as a result of the annual test performed in the fourth quarter of 2022. Key assumptions in the goodwill valuation model are forecasted revenues, discount rate, earnings before interest and taxes, and revenue multiples from comparable companies. A change in any of these key assumptions could result in the reporting unit being impaired in a future period.
In the fourth quarter of 2021, Teradyne performed the annual goodwill impairment test, completing a quantitative assessment for the Wireless Test, and System Test reporting units and qualitative assessment for the
Robotics
reporting unit. There was no impairment as a result of the annual test performed in the fourth quarter of 2021. Key assumptions in the goodwill valuation model are forecasted revenues, discount rate, earnings before interest and taxes, and revenue multiples from comparable companies. A change in any of these key assumptions could result in the reporting unit being impaired in a future period.
The changes in the carrying amount of goodwill by reportable segments for the years ended December 31, 2022 and 2021 are as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total
			(in thousands)
Balance at December 31, 2020:
Goodwill	$433,752	$361,819	$262,155	$158,699	$1,216,425
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	433,752	7,976	1,615	10,516	453,859
Foreign currency translation adjustment	(27,781)	—	(54)	—	(27,835)

Balance at December 31, 2021:
Goodwill	405,971	361,819	262,101	158,699	1,188,590
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	405,971	7,976	1,561	10,516	426,024
Foreign currency translation adjustment	(22,805)	—	(24)	—	(22,829)

Balance at December 31, 2022:
Goodwill	383,166	361,819	262,077	158,699	1,165,761
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	$383,166	$7,976	$1,537	$10,516	$403,195

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
There were no events or circumstances indicating that the carrying value of intangible and long-lived assets may not be recoverable in 2022, 2021 and 2020.

7
8

Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheets:

	December 31, 2022
	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$270,967	$(234,208)	$(5,935)	$30,824
Customer relationships	57,739	(51,186)	172	6,725
Tradenames and trademarks	59,387	(41,930)	(1,528)	15,929

Total intangible assets	$388,093	$(327,324)	$(7,291)	$53,478

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount
	(in thousands)
Developed technology	$272,547	$(223,413)	$(4,093)	$45,041
Customer relationships	57,739	(48,921)	209	9,027
Tradenames and trademarks	59,387	(37,237)	(583)	21,567

Total intangible assets	$389,673	$(309,571)	$(4,467)	$75,635

(1)	In 2022, $1.6 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.
Aggregate intangible assets amortization expense for the years ended December 31, 2022, 2021, and 2020, was $19.3 million, $21.5 million, and $30.8 million, respectively. Estimated intangible assets amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amortization Expense
(in thousands)
2023	$18,835
2024	18,527
2025	11,230
2026	2,350
2027	1,134
Thereafter	1,402

M.	COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of December 31, 2022, Teradyne had entered into non-cancelable purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $654.8 million, of which $570.3 million is for less than one year.
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
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of December 31, 2022, and 2021, Teradyne had a product warranty accrual of $14.2 million and $24.6 million, respectively, included in other accrued liabilities, and revenue deferrals related to extended warranties of $56.2 million and $64.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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

8
0

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
Based on historical experience and information known as of December 31, 2022, and 2021, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.

N.	NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	2022	2021	2020
	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$715,501	$1,014,589	$784,147

Weighted average common shares-basic	158,434	164,960	166,120
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	8,806	9,956	6,989
Incremental shares from assumed conversion of convertible notes (2)	1,763	7,435	8,528
Restricted stock units	657	1,180	1,264
Stock options	52	86	131
Employee stock purchase rights	22	8	10

Dilutive potential common shares	11,300	18,665	16,922

Weighted average common shares-diluted	169,734	183,625	183,042

Net income per common share-basic	$4.52	$6.15	$4.72

Net income per common share-diluted	$4.22	$5.53	$4.28

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

The computation of diluted net income per common share for 2022 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares and restricted stock units to purchase approximately 0.4 million shares because the effect would have been anti-dilutive.

The computation of diluted net income per common share for 2021 excludes the effect of the potential exercise of stock options to purchase approximately 0.1 million shares and restricted stock units to purchase approximately 0.1 million shares because the effect would have been anti-dilutive.

O.	RESTRUCTURING AND OTHER
During the year ended December 31, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million, $2.9 million of severance charges primarily in Robotics, and a charge of $2.7 million for an increase in environmental and legal liabilities, partially offset by a $3.4 million gain on sale of asset.

8
1

During the year ended December 31, 2021, Teradyne recorded a charge of $12.0 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, $1.5 million of severance charges primarily in Robotics, $0.5 million of acquisition related compensation and expenses and $2.5 million for other expenses, offset by a $7.2 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability.
During the year ended December 31, 2020, Teradyne recorded a $19.7 million gain for the decrease in the fair value of the AutoGuide contingent consideration liability, and a $3.5 million gain for the decrease in the fair value of the MiR contingent consideration liability, partially offset by a charge of $4.0 million for contract termination settlement, $2.5 million of acquisition related compensation and expenses, $2.3 million of severance charges primarily in Robotics, and $1.2 million of other expenses.

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
In 2022, Teradyne’s projected benefit obligations decreased primarily due to actuarial gains of approximately $59.1 million across all pension plans from increases in discount rates, and approximately $3.1 million gain from foreign exchange effects for foreign plans. In 2021, Teradyne’s projected benefit obligations decreased primarily due to actuarial gains of approximately $8.7 million across all pension plans from increases in discount rates, and approximately $3.3 million gain from foreign exchange effects for foreign plans.

The December 31 balances of these defined benefit pension plans assets and obligations are shown below:

	2022		2021
	United States	Foreign	United States	Foreign
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$192,472	$45,774	$202,233	$50,988
Service cost	1,588	784	1,784	941
Interest cost	4,886	482	4,427	337
Actuarial (gain) loss	(45,932)	(13,181)	(6,432)	(2,257)
Benefits paid	(9,200)	(863)	(9,337)	(925)
Liability (gain) loss due to settlement	—	—	(204)	—
Non-U.S. currency movement	—	(3,061)	—	(3,310)

End of year	143,814	29,935	192,472	45,774

Change in plan assets:
Fair value of plan assets:
Beginning of year	149,578	2,017	158,855	1,856
Actual return on plan assets	(31,835)	153	(3,217)	33
Company contributions	3,217	949	3,276	1,022
Benefits paid	(9,200)	(863)	(9,337)	(925)
Non-U.S. currency movement	—	(169)	—	31

End of year	111,760	2,087	149,578	2,017

Funded status	$(32,054)	$(27,848)	$(42,894)	$(43,757)

The following table provides amounts recorded within the account line items of the statements of financial position as of December 31:

	2022		2021
	United States	Foreign	United States	Foreign
	(in thousands)
Retirement plans assets	$11,761	$—	$15,110	$—
Accrued employees’ compensation and withholdings	(3,055)	(1,191)	(3,288)	(936)
Retirement plans liabilities	(40,760)	(26,657)	(54,716)	(42,821)

Funded status	$(32,054)	$(27,848)	$(42,894)	$(43,757)

The accumulated benefit obligation for the United States defined benefit pension plans was $140.6 million and $187.5 million at December 31, 2022 and 2021, respectively. The accumulated benefit obligation for foreign defined benefit pension plans was $28.6 million and $42.5 million at December 31, 2022 and 2021, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2022		2021
	United States	Foreign	United States	Foreign
	(in millions)
Projected benefit obligation	$43.8	$29.9	$58.0	$45.8
Accumulated benefit obligation	42.3	28.6	55.7	42.5
Fair value of plan assets	—	2.1	—	2.0

8
3

Expense
For the years ended December 31, 2022, 2021, and 2020, Teradyne’s net periodic pension (income) cost was comprised of the following:

	2022		2021		2020
	United States	Foreign	United States	Foreign	United States	Foreign
	(in thousands)
Components of Net Periodic Pension (Income) Cost:
Service cost	$1,588	$784	$1,784	$941	$1,773	$907
Interest cost	4,886	482	4,427	337	5,770	516
Expected return on plan assets	(2,927)	(75)	(3,858)	(67)	(4,840)	(65)
Net actuarial(gain) loss	(11,170)	(13,259)	643	(2,223)	6,463	2,949
Settlement (gain) loss	—	—	(204)	—	451	—

Total net periodic pension (income) cost	$(7,623)	$(12,068)	$2,792	$(1,012)	$9,617	$4,307

Weighted Average Assumptions to Determine Net Periodic Pension Cost at January 1:

	2022		2021		2020
	United States	Foreign	United States	Foreign	United States	Foreign
Discount rate	2.5%	1.1%	2.2%	0.7%	2.8%	1.1%
Expected return on plan assets	2.0	4.0	2.4	3.5	3.0	3.8
Salary progression rate	2.4	2.2	2.4	2.3	2.6	2.5
Weighted Average Assumptions to Determine Pension Obligations at December 31:

	2022		2021
	United States	Foreign	United States	Foreign
Discount rate	4.9%	3.5%	2.6%	1.1%
Salary progression rate	2.5	2.1	2.4	2.2
In developing the expected return on plan assets assumption, Teradyne evaluates input from its investment manager and pension consultants, including their forecast of asset class return expectations. Teradyne believes that 2.0% was an appropriate rate to use for fiscal year 2022 for the U.S. Qualified Pension Plan (“U.S. Plan”).
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
The discount rate utilized to determine future pension obligations for the U.S. Plan is based on FTSE Pension Index adjusted for the plan’s expected cash flows and was 4.9% at December 31, 2022, up from 2.6% at December 31, 2021.
Plan Assets
As of December 31, 2022, the fair value of Teradyne’s pension plans’ assets totaled $113.8 million, of which $111.8 million was related to the U.S. Plan and $2.1 million was related to the Taiwan defined benefit pension plan. Substantially all of Teradyne’s pension plans’ assets are held in individual trusts, which were established for the investment of assets of Teradyne’s sponsored retirement plans.

8
4

The following table provides weighted average pension asset allocation by asset category at December 31, 2022 and 2021:

	2022		2021
	United States	Foreign	United States	Foreign
Fixed income securities	94.0%	—%	94.0%	—%
Equity securities	5.0	—	5.0	—
Other	1.0	100.0	1.0	100.0

	100.0%	100.0%	100.0%	100.0%

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
The target asset allocation and the index for each asset category for the U.S. Plan, per the investment policy, are as follows:

Asset Category:	Policy Index:	Target Allocation
U.S. corporate fixed income	Bloomberg Barclays U.S. Corporate A or Better Index	75%
U.S. government fixed income	Bloomberg Barclays U.S. Long Government Bond Index	14
Global equity	MSCI World Minimum Volatility Index	5
High yield fixed income	Bloomberg Barclays U.S. Corporate High Yield Index	5
Cash	Citigroup Three Month U.S. Treasury Bill Index	1
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
During the years ended December 31, 2022 and December 31, 2021, there were no transfers of pension assets in or out of Level 1, Level 2, and Level 3.

8
5

The fair value of pension plan assets by asset category and by level at December 31, 20
2
2 and December 31, 202
1
 were as follows:

	December 31, 2022
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$89,403	$—	$89,403	$—	$—	$—	$—
U.S. government securities	—	15,631	—	15,631	—	—	—	—
Global equity	—	5,579	—	5,579	—	—	—	—
Other	—	—	—	—	—	2,087	—	2,087
Cash and cash equivalents	1,147	—	—	1,147	—	—	—	—

Total	$1,147	$110,613	$—	$111,760	$—	$2,087	$—	$2,087

	December 31, 2021
	United States				Foreign
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Fixed income securities:
Corporate debt securities	$—	$119,805	$—	$119,805	$—	$—	$—	$—
U.S. government securities	—	20,847	—	20,847	—	—	—	—
Global equity	—	7,426	—	7,426	—	—	—	—
Other	—	—	—	—	—	2,017	—	2,017
Cash and cash equivalents	1,500	—	—	1,500	—	—	—	—

Total	$1,500	$148,078	$—	$149,578	$—	$2,017	$—	$2,017

Contributions
Teradyne’s funding policy is to make contributions to the plans in accordance with local laws and to the extent that such contributions are tax deductible. During 2022, Teradyne contributed $3.2 million to the U.S. supplemental executive defined benefit pension plan and $0.9 million to certain qualified plans for non-U.S. subsidiaries. During 2021, Teradyne contributed $3.3 million to the U.S. supplemental executive defined benefit pension plan and $1.0 million to certain qualified plans for non-U.S. subsidiaries. In 2023, contributions to the U.S. supplemental executive defined benefit pension plan and certain qualified plans from non-U.S. subsidiaries will be approximately $3.1 million and $1.3 million, respectively.
Contributions to the U.S. supplemental executive defined benefit pension plan and certain non-U.S. subsidiaries qualified plans will be approximately $6.4 million and $2.1 million, respectively, in 1 to 3 years, $7.1 million and $2.3 million, respectively, in 3 to 5 years and $17.4 million and $7.0 million, respectively, thereafter.

8
6

Expected Future Pension Benefit Payments
Future benefit payments are expected to be paid as follows:

	United States	Foreign
	(in thousands)
2023	$10,323	$1,239
2024	9,274	1,055
2025	9,912	1,014
2026	9,971	1,130
2027	10,742	1,239
2028-2031	52,877	8,216
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
The December 31 balances of the postretirement assets and obligations are shown below:

	2022	2021
	(in thousands)
Assets and Obligations
Change in benefit obligation:
Projected benefit obligation:
Beginning of year	$7,210	$8,515
Service cost	64	64
Interest cost	177	170
Actuarial gain	(1,155)	(433)
Benefits paid	(950)	(1,107)

End of year	5,345	7,210

Change in plan assets:
Fair value of plan assets:
Beginning of year	—	—
Company contributions	950	1,107
Benefits paid	(950)	(1,107)

End of year	—	—

Funded status	$(5,345)	$(7,210)

The following table provides amounts recorded within the account line items of financial position as of December 31:

	2022	2021
	(in thousands)
Accrued employees’ compensation and withholdings	$(853)	$(930)
Retirement plans liability	(4,492)	(6,280)

Funded status	$(5,345)	$(7,210)

8
7

The following table provides amounts recognized in accumulated other comprehensive income (loss) as of December 31:

	2022	2021
	(in thousands)
Prior service credit, before tax	$(31)	$(40)
Deferred taxes	(1,689)	(1,688)

Total recognized in other comprehensive income (loss), net of tax	$(1,720)	$(1,728)

Expense
For the years ended December 31, 2022, 2021, and 2020, Teradyne’s net periodic postretirement benefit (income) cost was comprised of the following:

	2022	2021	2020
	(in thousands)
Components of Net Periodic Postretirement Benefit Income (cost ):
Service cost	$64	$64	$57
Interest cost	177	170	240
Amortization of prior service credit	(9)	(9)	(9)
Net actuarial (gain) loss	(1,155)	(433)	421

Total net periodic postretirement benefit (income) cost	(923)	(208)	709

Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Reversal of amortization items:
Prior service credit	9	9	9

Total recognized in other comprehensive income	9	9	9

Total recognized in net periodic postretirement (income) cost and other comprehensive income	$(914)	$(199)	$718

Weighted Average Assumptions to Determine Net Periodic Postretirement Benefit Income as of January 1:

	2022	2021	2020
Discount rate	2.6%	2.2%	3.0%
Initial health care cost trend rate	7.3	7.3	7.1
Ultimate health care cost trend rate	4.5	4.5	4.5
Year in which ultimate health care cost trend rate is reached	2029	2029	2026
Weighted Average Assumptions to Determine Postretirement Benefit Obligation as of December 31:

	2022	2021	2020
Discount rate	5.0%	2.6%	2.2%
Initial medical trend	7.2	7.3	7.3
Ultimate health care trend	4.5	4.5	4.5
Medical cost trend rate decrease to ultimate rate in year	2032	2029	2029

Contributions
Contributions to the U.S. postretirement benefit plan will be approximately $0.9 million in 2023, $1.3 million in 1 to 3 years, $0.8 million in 3 to 5 years and $1.3 million, thereafter.
Expected Future Benefit Payments
Future benefit payments are expected to be paid as follows:

Benefit Payments
(in thousands)
2023	$853
2023	688
2024	573
2025	436
2027	386
2028-2031	1,291

Q.	STOCK-BASED COMPENSATION
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

8
9

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
During 2022, 2021 and 2020, Teradyne granted 0.4 million, 0.3 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $109.42, $114.16, and $71.31, respectively.
During 2022, 2021, and 2020, Teradyne granted 0.1 million of service-based restricted stock unit awards to non-employee directors at a weighted average grant date fair value of $105.93, $128.70, and $66.56, respectively.
During 2022, 2021, and 2020, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $110.84, $113.65 and $70.94, respectively.
During 2022, 2021 and 2020, Teradyne granted 0.1 million TSR PRSUs, with a grant date fair value of $101.06, $125.02, and $89.93, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	2022	2021	2020
Risk-free interest rate	1.4%	0.2%	1.5%
Teradyne volatility-historical	47.1%	43.9%	34.9%
NYSE Composite Index volatility-historical	22.7%	22.9%	11.4%
Dividend yield	0.4%	0.4%	0.6%
Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index for each of the 2022, 2021 and 2020 grants over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of each of the grants. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share for 2022, $0.40 per share for 2021, and $0.40 per share for 2020, divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grants, $113.48 for the 2021 grants, and $72.10 for the 2020 grants.
During 2022, 2021 and 2020, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $39.01, $36.60, and $20.93, respectively.

9
0

The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021	2020
Expected life (years)	4.0	5.0	5.0
Risk-free interest rate	1.6%	0.4%	1.5%
Volatility-historical	43.7%	37.8%	32.0%
Dividend yield	0.4%	0.4%	0.5%
Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock on the grant date of $112.12 for the 2022 grant, $0.40 per share divided by Teradyne’s stock price on the grant date of $113.48 for the 2021 grants, and $72.61 for the 2020 grants.
Stock compensation plan activity for the years 2022, 2021, and 2020, is as follows:

	2022	2021	2020
	(in thousands)
Restricted Stock Units:
Non-vested at January 1	1,417	1,789	2,269
Awarded	660	447	616
Vested	(709)	(749)	(1,028)
Forfeited	(51)	(70)	(68)

Non-vested at December 31	1,317	1,417	1,789

Stock Options:
Outstanding at January 1	171	216	319
Granted	42	34	56
Exercised	(25)	(78)	(159)
Forfeited	—	(1)	—
Expired	—	—	—

Outstanding at December 31	188	171	216

Vested and expected to vest at December 31	188	171	216

Exercisable at December 31	69	30	27

Total shares available for the years 2022, 2021, and 2020:

	2022	2021	2020
	(in thousands)
Shares available:
Available for grant at January 1	5,713	6,123	6,727
Options granted	(42)	(34)	(56)
Options forfeited	—	1	—
Restricted stock units awarded	(660)	(447)	(616)
Restricted stock units forfeited	51	70	68

Available for grant at December 31	5,062	5,713	6,123

9
1

Weighted average restricted stock unit award date fair value information for the years 2022, 2021, and 2020, is as follows:

	2022	2021	2020
Non-vested at January 1	$67.97	$47.84	$35.58
Awarded	108.74	115.51	72.76
Vested	54.27	43.99	31.53
Forfeited	85.71	65.52	45.36
Non-vested at December 31	$88.71	$67.97	$47.84
Restricted stock unit awards aggregate intrinsic value information at December 31 for the years 2022, 2021, and 2020 is as follows:

	2022	2021	2020
	(in thousands)
Vested	$95,408	$101,679	$71,582
Outstanding	115,087	231,763	214,509
Expected to vest	108,666	231,246	210,301
Restricted stock units weighted average remaining contractual terms (in years) information at December 31 for the years 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Outstanding	0.99	0.89	0.96
Expected to vest	0.99	0.89	0.96
Weighted average stock options exercise price information for the year ended December 31, 2022 is as follows:

2022
Outstanding at January 1	$62.13
Options granted	112.12
Options exercised	37.13
Options forfeited	—
Options cancelled	—
Outstanding at December 31	76.52
Exercisable at December 31	55.90
The total cash received from employees as a result of employee stock options exercised during the years ended December 31, 2022, 2021, and 2020, was $0.9 million, $3.1 million, and $3.8 million, respectively. In connection with these exercises, the tax benefit realized by Teradyne for the years ended December 31, 2022, 2021, and 2020, was $0.1 million, $0.4 million, and $1.5 million, respectively.
Stock option aggregate intrinsic value information for the years ended December 31, 2022, 2021, and 2020 is as follows:

	2022	2021	2020
	(in thousands)
Exercised	$2,030	$6,345	$9,682
Outstanding	3,963	17,356	16,083
E xpected to vest	1,583	13,500	13,499
Vested and exercisable	2,380	3,856	2,584

9
2

Stock options weighted average remaining contractual terms (in years) information at December 31, for the years 2022, 2021, and 2020 is as follows:

	2022	2021	2020
Outstanding	4.2	4.4	4.6
E xpected to vest	4.8	4.8	4.9
Vested and exercisable	3.1	2.5	2.5
As of December 31, 2022, total unrecognized expense related to non-vested restricted stock unit awards and stock options was $61.1 million and is expected to be recognized over a weighted average period of 2.5 years.
In 2022, 2021 and 2020, Teradyne recognized a discrete tax benefit of $12.3 million, $14.7 million and $9.6 million, respectively, related to net excess tax benefit.
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
In July 2022, 0.2 million shares of common stock were issued to employees who participated in the plan during the first half of 2022 at the price of $76.12 per share. In January 2023, Teradyne issued 0.2 million shares of common stock to employees who participated in the plan during the second half of 2022 at the price of $74.25 per share.
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
As of December 31, 2022, there were 3.9 million shares available for grant under the ESPP.
The following table provides the effect to income from operations for recording stock-based compensation for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
	(in thousands)
Cost of revenues	$4,050	$4,196	$4,227
Engineering and development	9,992	9,783	12,039
Selling and administrative	34,186	31,664	28,640

Stock-based compensation	48,228	45,643	44,906
Income tax benefit	(11,493)	(14,389)	(13,060)

Total stock-based compensation expense after income taxes	$36,735	$31,254	$31,846

9
3

R.	SAVINGS PLAN
Teradyne sponsors a defined contribution employee retirement savings plan (“Savings Plan”) covering substantially all U.S. employees. Under the Savings Plan, employees may contribute up to 20% of their compensation (subject to Internal Revenue Service limitations). The Savings Plan provides for a discretionary employer match that is determined each year. In 2022, 2021 and 2020, Teradyne matched 100% of eligible employee contributions up to 4% of their compensation for employees not accruing benefits in the U.S. Qualified Pension Plan. There was no match for employees still actively accruing benefits in the U.S. Qualified Pension Plan. Teradyne’s contributions vest 25% per year for the first four years of employment, and contributions for those employees with four years of service vest immediately.
In addition, Teradyne sponsors an unfunded U.S. Supplemental Savings Plan to provide savings benefits in excess of those allowed by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The provisions of this plan are the same as the Savings Plan. The liability for the U.S. Supplemental Savings Plan at December 31, 2022 and 2021, was $44.1 million and $47.2 million, respectively, and is included in retirement plan liabilities. Teradyne contributes to defined contributions savings plans for its foreign employees. Under Teradyne’s savings plans, amounts charged to the statements of operations for the years ended December 31, 2022, 2021, and 2020 were $30.1 million, $26.9 million, and $21.7 million, respectively.

S.	INCOME TAXES
The components of income before income taxes and the provision (benefit) for income taxes as shown in the consolidated statements of operations were as follows:

	2022	2021	2020
	(in thousands)
Income before income taxes:
U.S.	$385,968	$403,451	$312,153
Non-U.S.	454,417	757,504	588,862

	$840,385	$1,160,955	$901,015

Provision (benefit) for income taxes:
Current:
U.S. Federal	$86,692	$58,218	$58,678
Non-U.S.	74,204	105,153	75,193
State	2,681	300	(1,315)

	163,577	163,671	132,556

Deferred:
U.S. Federal	(36,739)	(15,106)	(12,604)
Non-U.S.	1,232	(4,300)	(5,127)
State	(3,186)	2,101	2,043

	(38,693)	(17,305)	(15,688)

Total provision for income taxes:	$124,884	$146,366	$116,868

Income tax expense for 2022, 2021 and 2020 totaled $124.9 million, $146.4 million, and $116.9 million, respectively. The effective tax rate for 2022, 2021 and 2020 was 14.9%, 12.6% and 13.0%, respectively.
At December 31, 2022, Teradyne’s remaining tax liability resulting from the U.S. one-time transition tax on the mandatory deemed repatriation of foreign earnings amounts to $67.0 million. Teradyne will pay approximately $7.9 million related to the transition tax in 2023, $34.5 million in 1 to 3 years, and $24.6 million in 3 to 5 years.

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
,
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
The increase in the effective tax rate from 2021 to 2022 is primarily attributable to a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions, increases in expense from U.S. global low-taxed income and increases in expense from non-deductible officer compensation. These increases in expense were partially offset by increases in benefits from the U.S. foreign derived intangible income deduction and tax credits.
The decrease in the effective tax rate from 2020 to 2021 is primarily attributable to a decrease in the expense from U.S. global low-taxed income partially offset by a decrease in the benefit from foreign tax credits and a shift in the geographic distribution of income, which increased the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions.
A reconciliation of the effective tax rate for the years 2022, 2021 and 2020 is as follows:

	2022	2021	2020
U.S. statutory federal tax rate	21.0%	21.0%	21.0%
Non-deductible officers’ compensation	1.3	0.8	0.5
U.S. global intangible low-taxed income	1.2	0.6	2.1
U.S. foreign derived intangible income	(3.1)	(2.3)	(2.2)
Foreign taxes	(1.9)	(4.5)	(5.6)
U.S. research and development credit	(1.8)	(1.4)	(1.3)
Equity compensation	(1.1)	(1.0)	(0.8)
Foreign tax credits	(1.0)	(0.5)	(1.2)
State income taxes, net of federal tax benefit	(0.1)	0.2	0.3
Other, net	0.4	(0.3)	0.2

	14.9%	12.6%	13.0%

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings attributable to the Singapore tax holiday for the years ended December 31, 2022, 2021 and 2020 were $16.0 million or $0.09 per diluted share, $33.3 million or $0.18 per diluted share, and $29.9 million or $0.16 per diluted share, respectively. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.

Significant components of Teradyne’s deferred tax assets (liabilities) as of December 31, 2022 and 2021 were as follows:

	2022	2021
	(in thousands)
Deferred tax assets:
Tax credits	$105,503	$98,378
Research and development	47,760	—
Accruals	30,747	41,459
Inventory valuations	22,554	20,991
Pension liabilities	21,335	28,722
Lease liability	18,679	16,484
Deferred revenue	14,909	11,164
Equity compensation	6,578	6,630
Vacation accrual	5,856	6,050
Investment impairment	3,292	3,292
Marketable securities	2,283	—
Net operating loss carryforwards	1,857	1,721
Intangible assets	350	—
Other	2,520	774

Gross deferred tax assets	284,223	235,665
Less: valuation allowance	(103,807)	(97,170)

Total deferred tax assets	$180,416	$138,495

Deferred tax liabilities:
Depreciation	$(19,078)	$(10,691)
Right-of-use assets	(16,607)	(14,738)
Contingent consideration	(5,214)	(5,214)
Intangible assets	—	(8,531)
Marketable securities	—	(3,220)

Total deferred tax liabilities	$(40,899)	$(42,394)

Net deferred assets	$139,517	$96,101

As of December 31, 2022 and 2021, Teradyne evaluated the likelihood that it would realize deferred income taxes to offset future taxable income and concluded that it is more likely than not that a substantial majority of its deferred tax assets will be realized through consideration of both the positive and negative evidence. At December 31, 2022 and 2021, Teradyne maintained a valuation allowance for certain deferred tax assets of $103.8 million and $97.2 million, respectively, primarily related to state net operating losses and state tax credit carryforwards, due to the uncertainty regarding their realization. Adjustments could be required in the future if Teradyne estimates that the amount of deferred tax assets to be realized is more or less than the net amount recorded.

At December 31, 2022, Teradyne had tax effected operating loss carryforwards that expire in the following years:

	State Operating Loss Carryforwards	Foreign Operating Loss Carryforwards
	(in thousands)
2023	$222	$—
2024	6	—
2025	4	—
2026	—	—
2027	—	—
2028-2032	299	676
2033-2037	44	3
Beyond 2037	24	—
Non-expiring	29	550

Total	$628	$1,229

Teradyne has approximately $138.4 million of tax credit carryforwards including federal business tax credits of approximately $2.4 million which expire in 2028 through 2032, and state tax credits of $136.1 million, of which $72.0 million do not expire and the remainder expires in the years 2023 through 2042.
Teradyne’s gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(in thousands)
Beginning balance as of January 1	$14,465	$17,903	$21,180
Additions:
Tax positions for current year	1,398	1,417	1,082
Tax positions for prior years	13	30	66
Reductions:
Tax positions for prior years	(56)	(1,639)	(2,989)
Expiration of statutes	(212)	(3,246)	(1,436)

Ending balance as of December 31	$15,608	$14,465	$17,903

Current year additions and prior year reductions relate to federal and state research credits. Prior year reductions and expirations of statute relate to foreign net operating loss carryforwards.
Of the $15.6 million of unrecognized tax benefits as of December 31, 2022, $10.1 million would impact the consolidated income tax rate if ultimately recognized. The remaining $5.5 million would impact deferred taxes if recognized.
As of December 31, 2022, Teradyne does not anticipate a material change in the balance of unrecognized tax benefits during the next twelve months.
Teradyne records all interest and penalties related to income taxes as a component of income tax expense. Accrued interest and penalties related to income tax items at December 31, 2022 and 2021 amounted to $0.4 million and $0.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, expense of $0.1 million, benefit of $0.9 million, and expense of $0.2 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne is subject to U.S. federal income tax, as well as income tax in multiple state, local and foreign jurisdictions. As of December 31, 2022, all material state and local income tax matters have been concluded through 2017, all material federal income tax matters have been concluded through 2017 and all material foreign income tax matters have been concluded through 2016. However, in some jurisdictions, including the United States, operating losses and tax credits may be subject to adjustment until such time as they are utilized and the year of utilization is closed to adjustment.
As of December 31, 2022, Teradyne is not permanently reinvested with respect to the unremitted earnings of non-U.S. subsidiaries to the extent that those earnings exceed local statutory and operational requirements. Remittance of those earnings is not expected to result in material income tax.

T.	OPERATING SEGMENT, GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION
Teradyne has four
reportable segments (Semiconductor Test, System Test, Wireless Test and Robotics). Each of the reportable segments represents an individual operating segment. On September 15, 2020, Teradyne announced the appointment of Gregory Smith as President of Robotics reportable segment effective October 1, 2020. With the appointment of the President of Robotics, the Robotics reportable segment is considered one operating segment and one reporting unit. The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for storage and system level test, defense/aerospace instrumentation test, and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms, autonomous mobile robots and advanced robotic control software. Each operating segment has a segment manager who is accountable to and maintains regular contract with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts, and plans for the segment.
Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies.”

Segment information for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Corporate and Eliminations	Consolidated
	(in thousands)
2022
Revenues	$2,080,590	$469,346	$403,138	$201,720	$251	$3,155,045
Income (loss) before taxes (1)(2)	634,488	166,879	(16,244)	66,820	(11,558)	840,385
Total assets (3)	1,382,623	165,925	665,638	94,298	1,192,768	3,501,252
Property additions	126,898	7,275	25,712	3,364	—	163,249
Depreciation and amortization expense	76,532	3,235	25,339	4,991	578	110,675
2021
Revenues	$2,642,342	$467,739	$375,905	$216,895	$—	$3,702,881
Income (loss) before taxes (1)(2)	976,988	163,064	(8,167)	83,543	(54,473)	1,160,955
Total assets (3)	1,245,596	170,954	701,196	107,513	1,584,166	3,809,425
Property additions	115,618	3,905	9,821	3,128	—	132,472
Depreciation and amortization expense	75,982	3,156	27,336	6,055	12,956	125,485
2020
Revenues	$2,259,597	$409,729	$279,731	$173,016	$(604)	$3,121,469
Income (loss) before taxes (1)(2)	739,695	152,092	(24,019)	41,950	(8,703)	901,015
Total assets (3)	1,070,378	138,295	712,936	106,273	1,624,464	3,652,346
Property additions	168,055	3,092	8,899	4,931	—	184,977
Depreciation and amortization expense	64,998	3,426	36,242	6,258	15,819	126,743

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, pension and postretirement plan actuarial gains (losses), legal and environmental fees, contingent consideration adjustments, acquisition related charges and compensation and loss on convertible debt conversions in 2021.

(2)	Included in income (loss) before taxes are charges and credits related to restructuring and other, inventory charges and loss on convertible debt conversions in 2021.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$21,456	$6,661	$11,013
Contract termination settlement fee	—	—	4,000
System Test:
Cost of revenues—inventory charge	$1,730	$641	$887
Robotics:
Cost of revenues—inventory charge	$3,668	$6,403	$834
Restructuring and other—employee severance	2,115	1,210	1,584
Restructuring and other—acquisition related expenses and compensation	—	1,000	985
Wireless Test:
Cost of revenues—inventory charge	$4,598	$1,770	$4,800
Corporate and Eliminations:
Restructuring and other—legal settlement charge	$14,700	$12,000	$—
Restructuring and other— environmental and legal liabilities	2,700	1,971	—
Restructuring and other—gain on sale of asset	(3,410)	—	—
Other (income) expense, net—loss on convertible debt conversion	—	28,828	—
Restructuring and other—AutoGuide contingent consideration adjustment	—	(7,227)	(19,724)
Restructuring and other—MiR contingent consideration adjustment	—	—	(3,546)
Restructuring and other—acquisition related expenses and compensation	—	(513)	1,728
Selling and administrative—equity modification charge	—	—	766
Information as to Teradyne’s revenues by country is as follows:

	2022	2021	2020
	(in thousands)
Revenues from customers (1):
Taiwan	$626,424	$1,117,874	$1,178,068
Korea	544,816	502,167	391,571
China	491,798	631,963	465,722
United States	469,948	392,626	321,674
Europe	268,384	259,954	205,587
Japan	162,920	166,231	143,983
Malaysia	142,203	136,774	56,096
Thailand	137,356	138,812	138,787
Philippines	124,107	166,838	68,887
Singapore	99,503	121,582	76,460
Rest of the World	87,586	68,060	74,634

	$3,155,045	$3,702,881	$3,121,469

(1)	Revenues attributable to a country are based on location of customer site.
In 2021 and 2020, revenues from Taiwan Semiconductor Manufacturing Company Ltd., a customer of Teradyne’s Semiconductor Test segment, accounted for

12% and 15%,
respectively, of Teradyne’s consolidated revenues. Teradyne estimates consolidated revenues driven by Qualcomm, a customer of our Semiconductor Test, System Test, and Wireless Test segments, combining direct and indirect sales, accounted for approximately 11% of its consolidated revenues in 2022 and less than 10% in 2021 and 2020. Teradyne estimates consolidated revenues driven by one OEM customer, of our Semiconductor Test and Wireless Test segments, combining

10
0

direct sales to that customer with sales to the customer’s OSATs (which include Taiwan Semiconductor Manufacturing Company Ltd.), accounted for less than 10% of its consolidated revenues in 2022, and 19% and 25% in 2021 and 2020, respectively.
Long-lived assets by geographic area:

	United States	Foreign	Total
	(in thousands)
December 31, 2022	$328,341	$164,076	$492,417
December 31, 2021	$308,438	$147,609	$456,047
U.	STOCK REPURCHASE PROGRAM
In January 2021, Teradyne’s Board of Directors cancelled the January 2020 repurchase program and approved a repurchase program for up to $2.0 billion of common stock. In 2022, Teradyne repurchased 7.3 million shares of common stock for $752.1 million at an average price of $103.69 per share. In 2021, Teradyne repurchased 4.8 million shares of common stock for $600.0 million at an average price of $125.74 per share. The cumulative repurchases under this repurchase program as of December 31, 2022 were 12.0 million shares of common stock for $1,352.1 million at an average price per share of $112.44.
In January 2023, Teradyne’s Board of Directors cancelled the January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase up to $500.0 million of its common stock in 2023 based on market conditions.
The total price includes commissions and is recorded as a reduction to retained earnings.

V.	SUBSEQUENT EVENTS
In January 2023, Teradyne’s Board of Directors declared
a
quarterly cash dividend o
f
$0.11 per share to be paid on March 17, 2023 to shareholders of record as of February 17, 2023. While Teradyne declared a quarterly cash dividend and authorized a share repurchase program, it may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of Teradyne’s Board of Directors which will consider, among other things, Teradyne’s earnings, capital requirements and financial condition.
Mark E. Jagiela retired as Chief Executive Officer of Teradyne and as a member of Teradyne’s Board of Directors effective February 1, 2023. In connection with his retirement, Teradyne entered into an agreement on January 31, 2023 with Mr. Jagiela (the “Retirement Agreement”). Under the Retirement Agreement, Mr. Jagiela’s unvested service based restricted stock units and stock options granted prior to his Retirement Date will continue to vest in accordance with their terms through February 1, 2026; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. In the Retirement Agreement, Mr. Jagiela agreed to be bound by non-competition and non-solicitation restrictions through February 1, 2026. The Retirement Agreement also includes additional, standard terms and conditions relating to Mr. Jagiela’s separation from Teradyne. Teradyne will record a stock-based compensation expense of approximately $5.8 million in the first quarter of 2023 related to the Retirement Agreement.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included under Item 8 of this Annual Report.
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
Certain information relating to our directors and executive officers, committee information, reports and charters, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2023. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 1: Business—Our Executive Officers.”

Item 11:	Executive Compensation
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2023. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held May 12, 2023. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein. Also see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Compensation Plans.”

Item 13:	Certain Relationships and Related Transactions, and Director Independence
Certain information relating to our directors and executive officers, executive compensation, security ownership of certain beneficial owners and management and related stockholder matters, and certain relationships and related transactions is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2023. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Compensation Committee Report included in such proxy statement is specifically not incorporated herein.

Item 14:	Principal Accountant Fees and Services
Certain information relating to audit fees and other of Teradyne’s independent registered public accounting firm is incorporated by reference herein from our definitive proxy statement in connection with our Annual Meeting of Shareholders to be held on May 12, 2023. The proxy statement will be filed with the SEC not later than 120 days after the close of the fiscal year. For this purpose, the Audit Committee Report included in such proxy statement is specifically not incorporated herein.

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
15(c) Financial Statement Schedules

TERADYNE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Accounts receivable:
2022 Allowance for doubtful account	$2,012	$500	$(6)	$551	$1,955

2021 Allowance for doubtful account	$2,034	$500	$(27)	$495	$2,012

2020 Allowance for doubtful account	$1,736	$356	$32	$90	$2,034

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Inventory:
2022 Inventory reserve	$114,055	$31,452	$1,926	$10,595	$136,838

2021 Inventory reserve	$110,587	$15,475	$1,335	$13,342	$114,055

2020 Inventory reserve	$103,556	$17,534	$(521)	$9,982	$110,587

Column A	Column B	Column C	Column D	Column E	Column F
Description	Balance at Beginning of Period	Additions Charged to Cost and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Deferred taxes:
2022 Valuation allowance	$97,170	$7,652	$21	$1,036	$103,807

2021 Valuation allowance	$84,962	$13,502	$—	$1,294	$97,170

2020 Valuation allowance	$77,177	$7,785	$—	$—	$84,962

Item 16:	Form 10-K Summary
Not applicable.

EXHIBIT INDEX

The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated by reference to such filings.

Exhibit No.	Description	SEC Document Reference

3.1	Restated Articles of Organization.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

3.2	Amended and Restated By-laws, as amended.	Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on September 6, 2022.

4.1	Indenture dated as of December 12, 2016, between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Current Report on Form 8-K filed on December 12, 2016.

4.2	First Supplemental Indenture dated as of November 4, 2021 between Teradyne, Inc. and Wilmington Trust, National Association, as trustee.	Exhibit 4.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021.

4.3	Description of Teradyne, Inc. Securities Registered under Section 12 of the Exchange Act.	Filed herewith.

10.1†	Standard Manufacturing Agreement entered into as of November 24, 2003 by and between Teradyne and Solectron.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.2†	Second Amendment to Standard Manufacturing Agreement, dated as of August 27, 2007, by and between Teradyne and Solectron.	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

10.3†	Sixth Amendment to Standard Manufacturing Agreement, dated as of July 27, 2009, by and between Teradyne and Flextronics Corporation.	Exhibit 10.5 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.4	Addendum to Standard Manufacturing Agreement (Authorized Purchase Agreement)—Revised July 1, 2010.	Exhibit 10.6 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

10.5	Eighth Amendment to Standard Manufacturing Agreement, dated as of April 13, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.7 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.6†	Ninth Amendment to Standard Manufacturing Agreement, dated as of September 17, 2012, by and between Teradyne and Flextronics Sales & Marketing North Asia (L) LTD.	Exhibit 10.8 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.7	2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed on May 13, 2021.

10.8	Danish Sub-Plan to the 2006 Equity and Cash Compensation Incentive Plan.	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Exhibit No.	Description	SEC Document Reference

10.9	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.9 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.10	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.10 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.11	Form of Executive Officer Stock Option Agreement under 2006 Equity and Cash Compensation Incentive Plan, as amended. *	Exhibit 10.11 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

10.12	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity and Cash Compensation Incentive Plan.*	Exhibit 10.12 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

10.13	1996 Employee Stock Purchase Plan, as amended.*	Filed herewith.

10.14	Danish Sub-Plan to the 1996 Employee Stock Purchase Plan.	Exhibit 10.15 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019

10.15	Deferral Plan for Non-Employee Directors, as amended.*	Exhibit 10.1 to Teradyne’s Quarterly Report on form 10-Q for the quarter ended October 3, 2021.

10.16	Supplemental Savings Plan, as amended and restated.*	Exhibit 10.18 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Supplemental Executive Retirement Plan, as restated.*	Exhibit 10.19 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	Agreement Regarding Termination Benefits dated January 31, 2023 between Teradyne and Gregory S. Smith.*	Filed herewith.

10.19	Employment Agreement dated May 7, 2004 between Teradyne and Mark Jagiela.*	Exhibit 10.37 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2004.

10.20	Executive Officer Retirement Agreement dated July 17, 2019 between Teradyne and Gregory R. Beecher.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.21	Executive Officer Agreement dated January 31, 2023 between Teradyne and Mark Jagiela.*	Filed herewith.

10.22	Amended and Restated Executive Officer Change in Control Agreement dated May 26, 2009 between Teradyne and Charles J. Gray, as amended.*	Exhibit 10.30 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.23	Employment Agreement dated July 24, 2009 between Teradyne and Charles J. Gray.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2010.

Exhibit No.	Description	SEC Document Reference

10.24	Amended and Restated Executive Officer Change in Control Agreement dated June 30, 2012 between Teradyne and Walter G. Vahey, as amended.*	Exhibit 10.32 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.25	Employment Agreement dated February 6, 2013 between Teradyne and Walter G. Vahey.*	Exhibit 10.33 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

10.26	Executive Officer Change in Control Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.27	Employment Agreement dated September 1, 2014 between Teradyne, Inc. and Bradford Robbins.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014.

10.28	Executive Change in Control Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.29	Employment Agreement dated February 8, 2016 between Teradyne, Inc. and Gregory S. Smith.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2016.

10.30	Teradyne Offer of Employment dated February 8, 2019 for Sanjay Mehta.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.31	Executive Officer Change in Control Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.32	Employment Agreement dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.3 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.33	Agreement Regarding Termination Benefits dated April 25, 2019 between Teradyne, Inc. and Sanjay Mehta.*	Exhibit 10.4 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.34	Executive Officer Change in Control Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.35	Employment Agreement dated October 1, 2020 between Teradyne, Inc. and Richard Burns.*	Exhibit 10.2 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020.

10.36	Time-Based Restricted Stock Unit Agreement dated May 1, 2019 for Sanjay Mehta under 2006 Equity and Cash Compensation Plan.*	Exhibit 10.5 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10.37	Form of Indemnification Agreement.*	Exhibit 10.24 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.38	LitePoint Corporation 2002 Stock Plan.	Exhibit 10.43 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Exhibit No.	Description	SEC Document Reference

10.39	Letter Agreement, dated December 6, 2016, between Barclays Bank PLC and Teradyne, Inc., regarding the Base Warrants.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.40	Letter Agreement, dated December 6, 2016, between Bank of America, N.A., and Teradyne, Inc. regarding the Base Warrants.	Exhibit 10.2 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.41	Letter Agreement, dated December 6, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Base Warrants.	Exhibit 10.3 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.42	Letter Agreement, dated December 6, 2016, between Barclays Bank PLC and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.4 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.43	Letter Agreement, dated December 6, 2016, between Bank of America, N.A. and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.5 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.44	Letter Agreement, dated December 6, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Base Call Option Transaction.	Exhibit 10.6 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.45	Letter Agreement, dated December 9, 2016, between Barclays Bank PLC and Teradyne, Inc., regarding the Additional Warrants	Exhibit 10.7 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.46	Letter Agreement, dated December 9, 2016, between Bank of America, N.A., and Teradyne, Inc. regarding the Additional Warrants.	Exhibit 10.8 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.47	Letter Agreement, dated December 9, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Additional Warrants.	Exhibit 10.9 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.48	Letter Agreement, dated December 9, 2016, between Barclays Bank PLC and Teradyne, Inc. regarding the Additional Call Option Transaction.	Exhibit 10.10 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.49	Letter Agreement, dated December 9, 2016, between Bank of America, N.A. and Teradyne, Inc. regarding the Additional Call Option Transaction	Exhibit 10.11 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.50	Letter Agreement, dated December 9, 2016, between Wells Fargo Bank, National Association and Teradyne, Inc. regarding the Additional Call Option Transaction.	Exhibit 10.12 to Teradyne’s Current Report on Form 8-K filed December 12, 2016.

10.51	Credit Agreement dated May 1, 2020 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Current Report on Form 8-K filed May 5, 2020.

Exhibit No.	Description	SEC Document Reference

10.52	First Amendment to Credit Agreement dated December 10, 2021 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.52 to Teradyne’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

10.53	Second Amendment to Credit Agreement dated October 5, 2022 among Teradyne, Inc., Truist Bank, as the administrative agent, issuing bank and swingline lender, and other lenders party thereto.	Exhibit 10.1 to Teradyne’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022.

21.1	Subsidiaries of Teradyne.	Filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP.	Filed herewith.

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.	Filed herewith.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.	Filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer.	Furnished herewith.

32.2	Section 1350 Certification of Principal Financial Officer.	Furnished herewith.

101	The following financial information from Teradyne, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020 (iv) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

104	The cover page of the Annual Report on Form 10-K formatted in Inline XBRL (included in Exhibit 101).

†	-Confidential treatment granted.
*	-Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of February 2023.

TERADYNE, INC.

By:	/S/ SANJAY MEHTA
Sanjay Mehta,
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL J. TUFANO Paul J. Tufano	Chair of the Board	February 22, 2023

/S/ GREGORY SMITH Gregory Smith	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2023

/S/ SANJAY MEHTA Sanjay Mehta	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2023

/S/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 22, 2023

/S/ TIMOTHY E. GUERTIN Timothy E. Guertin	Director	February 22, 2023

/S/ PETER HERWECK Peter Herweck	Director	February 22, 2023

/S/ MERCEDES JOHNSON Mercedes Johnson	Director	February 22, 2023

/S/ ERNEST E. MADDOCK Ernest E. Maddock	Director	February 22, 2023

/S/ MARILYN MATZ Marilyn Matz	Director	February 22, 2023

/S/ Fouad Tamer Fouad Tamer	Director	February 22, 2023

111