Form 10-Q
period 2023-04-02
TERADYNE, INC
filed 2023-05-05
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of May 1, 2023 was
155,038,743
shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2023	December 31, 2022

	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$649,208	$854,773
Marketable securities	92,895	39,612
Accounts receivable, less allowance for credit losses of $1,973 and $1,955 at April 2, 2023 and December 31, 2022, respectively	455,334	491,145
Inventories, net	352,058	325,019
Prepayments	549,114	532,962
Other current assets	13,367	14,404

Total current assets	2,111,976	2,257,915
Property, plant and equipment, net	432,381	418,683
Operating lease right-of-use assets, net	74,939	73,734
Marketable securities	116,938	110,777
Deferred tax assets	148,527	142,784
Retirement plans assets	11,650	11,761
Other assets	27,922	28,925
Acquired intangible assets, net	49,246	53,478
Goodwill	409,828	403,195

Total assets	$3,383,407	$3,501,252

LIABILITIES
Current liabilities:
Accounts payable	$142,382	$139,722
Accrued employees’ compensation and withholdings	119,433	212,266
Deferred revenue and customer advances	119,355	148,285
Other accrued liabilities	114,739	112,271
Operating lease liabilities	19,985	18,594
Income taxes payable	77,089	65,010
Current debt	35,109	50,115

Total current liabilities	628,092	746,263
Retirement plans liabilities	121,303	116,005
Long-term deferred revenue and customer advances	41,797	45,131
Long-term other accrued liabilities	16,211	15,981
Deferred tax liabilities	2,325	3,267
Long-term operating lease liabilities	65,082	64,176
Long-term incomes taxes payable	59,135	59,135

Total liabilities	933,945	1,049,958

Commitments and contingencies (Note P)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 155,445 and 155,759 shares issued and outstanding at April 2, 2023 and December 31, 2022, respectively	19,431	19,470
Additional paid-in capital	1,772,352	1,755,963
Accumulated other comprehensive loss	(36,466)	(49,868)
Retained earnings	694,145	725,729

Total shareholders’ equity	2,449,462	2,451,294

Total liabilities and shareholders’ equity	$3,383,407	$3,501,252

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands, except per share amount)
Revenues:
Products	$473,418	$625,875
Services	144,111	129,495

Total revenues	617,529	755,370
Cost of revenues:
Cost of products	198,665	243,016
Cost of services	62,444	57,421

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	261,109	300,437

Gross profit	356,420	454,933
Operating expenses:
Selling and administrative	150,955	140,185
Engineering and development	105,762	108,116
Acquired intangible assets amortization	4,802	5,063
Restructuring and other	2,037	15,714

Total operating expenses	263,556	269,078

Income from operations	92,864	185,855
Non-operating (income) expense:
Interest income	(5,258)	(703)
Interest expense	987	1,012
Other (income) expense, net	51	5,187

Income before income taxes	97,084	180,359
Income tax provision	13,553	18,431

Net income	$83,531	$161,928

Net income per common share:
Basic	$0.54	$1.00

Diluted	$0.50	$0.92

Weighted average common shares—basic	155,904	162,048

Weighted average common shares—diluted	166,308	175,575

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Net income	$83,531	$161,928
Other comprehensive income (loss) , net of tax:
Foreign currency translation adjustment, net of tax of $0 and $0, respectively	9,309	(8,076)
Available-for-sale marketable securities:
Unrealized gains (losses) on marketable securities arising during period, net of tax of $503 and $(1,333), respectively	2,294	(5,388)
Less: Reclassification adjustment for losses (gains) included in net income, net of tax of $2 and $(18), respectively	5	(65)

	2,299	(5,453)
Cash flow hedges:
Unrealized gains arising during period, net of tax of $167, $0, respectively	596	—
Less: Reclassification adjustment for losses included in net income, net of tax of $338 and $0, respectively	1,200	—

	1,796	—
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0 and $0, respectively	(2)	(2)

Other comprehensive income (loss)	13,402	(13,531)

Comprehensive income	$96,933	$148,397

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

		(in thousands)
For the Three Months Ended April 2, 2023
Balance, December 31, 2022	$—	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans		579	73	(3,943)			(3,870)
Stock-based compensation expense				20,332			20,332
Repurchase of common stock		(893)	(112)			(97,936)	(98,048)
Cash dividends ($0.11 per share)						(17,179)	(17,179)
Settlements of convertible notes		324	41	(41)			—
Exercise of convertible notes hedge call options		(324)	(41)	41			—
Net income						83,531	83,531
Other comprehensive income					13,402		13,402

Balance, April 2, 2023	$—	155,445	$19,431	$1,772,352	$(36,466)	$694,145	$2,449,462

For the Three Months Ended April 3, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		552	70	(14,644)			(14,574)
Stock-based compensation expense				14,204			14,204
Repurchase of common stock		(1,750)	(219)			(211,247)	(211,466)
Cash dividends ($0.11 per share)						(17,908)	(17,908)
Settlements of convertible notes		509	64	(157)			(93)
Exercise of convertible notes hedge call options		(509)	(64)	64			—
Cumulative-effect of change in accounting principle related to convertible debt	(1,512)			(99,322)		92,850	(6,472)
Net income						161,928	161,928
Other comprehensive loss					(13,531)		(13,531)

Balance, April 3, 2022	$—	161,053	$20,132	$1,711,690	$(19,479)	$762,189	$2,474,532

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Cash flows from operating activities:
Net income	$83,531	$161,928
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	22,680	22,503
Stock-based compensation	18,885	12,894
Provision for excess and obsolete inventory	5,610	1,590
Amortization	4,926	5,233
Deferred taxes	(7,634)	11,288
(Gains) losses on investments	(2,238)	2,001
Other	108	177
Changes in operating assets and liabilities
Accounts receivable	37,204	208
Inventories	(23,697)	(9,480)
Prepayments and other assets	(15,380)	(74,305)
Accounts payable and other accrued expenses	(83,208)	(124,382)
Deferred revenue and customer advances	(32,705)	6,747
Retirement plan contributions	(1,234)	(1,329)
Income taxes	12,488	(7,611)

Net cash provided by operating activities	19,336	7,462

Cash flows from investing activities:
Purchases of property, plant and equipment	(41,444)	(43,999)
Purchases of marketable securities	(69,276)	(165,977)
Proceeds from sales of marketable securities	7,929	30,581
Proceeds from maturities of marketable securities	7,468	96,682
Proceeds from life insurance	460	—

Net cash used for investing activities	(94,863)	(82,713)

Cash flows from financing activities:
Issuance of common stock under stock purchase and stock option plans	15,997	16,475
Repurchase of common stock	(93,308)	(201,465)
Payments related to net settlement of employee stock compensation awards	(19,870)	(31,048)
Dividend payments	(17,165)	(17,895)
Payments of convertible debt principal	(15,155)	(20,694)

Net cash used for financing activities	(129,501)	(254,627)

Effects of exchange rate changes on cash and cash equivalents	(537)	2,282

Decrease in cash and cash equivalents	(205,565)	(327,596)
Cash and cash equivalents at beginning of period	854,773	1,122,199

Cash and cash equivalents at end of period	$649,208	$794,603

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$3,823	$2,500
The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A. THE COMPANY
Teradyne, Inc. (“Teradyne”) is a leading global supplier of automated test equipment and robotics solutions. Teradyne designs, develops, manufactures and sells automatic test systems and robotics products. Teradyne’s automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Teradyne’s robotics products include collaborative robotic arms and autonomous mobile robots (“AMRs”) used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing and logistics costs. Teradyne’s automatic test equipment and robotics products and services include:

•	semiconductor test (“Semiconductor Test”) systems;

•
storage and system level test (“Storage Test”) systems, defense/aerospace (“Defense/Aerospace”) test instrumentation and systems, and circuit-board test and inspection (“Production Board Test”) systems (collectively these products represent “System Test”);

•	wireless test (“Wireless Test”) systems; and

•	robotics (“Robotics”) products.
B. ACCOUNTING POLICIES
Basis of Presentation
The consolidated interim financial statements include the accounts of Teradyne and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. These interim financial statements are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair statement of such interim financial statements. Certain prior year amounts may have been reclassified to conform to the current year presentation. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by United States of America generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying financial information should be read in conjunction with the consolidated financial statements and notes thereto contained in Teradyne’s Annual Report on Form
10-K,
filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2023, for the year ended December 31, 2022.
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
C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the three months ended April 2, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.

D. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics
	System on- a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Corporate and Eliminations	Total

	(in thousands)
For the Three Months Ended April 2, 2023 (1)
Timing of Revenue Recognition
Point in Time	$273,275	$61,258	$56,857	$70,029	$15,959	$35,363	$—	$512,741
Over Time	73,559	6,917	17,774	2,008	1,218	3,312	—	104,788

Total	$346,834	$68,175	$74,631	$72,037	$17,177	$38,675	$—	$617,529

Geographical Market
Asia Pacific	$283,259	$63,695	$39,590	$13,217	$1,502	$23,231	$—	$424,494
Americas	41,568	2,944	28,980	20,447	11,806	12,846	—	118,591
Europe, Middle East and Africa	22,007	1,536	6,061	38,373	3,869	2,598	—	74,444

Total	$346,834	$68,175	$74,631	$72,037	$17,177	$38,675	$—	$617,529

For the Three Months Ended April 3, 2022 (1)
Timing of Revenue Recognition
Point in Time	$323,456	$88,723	$105,288	$83,182	$16,744	$48,429	$(346)	$665,476
Over Time	63,129	7,033	13,380	2,102	1,161	3,089	—	89,894

Total	$386,585	$95,756	$118,668	$85,284	$17,905	$51,518	$(346)	$755,370

Geographical Market
Asia Pacific	$340,741	$93,151	$73,784	$18,621	$2,592	$34,946	$—	$563,835
Americas	29,714	2,046	36,608	28,148	8,564	9,687	(346)	114,421
Europe, Middle East and Africa	16,130	559	8,276	38,515	6,749	6,885	—	77,114

Total	$386,585	$95,756	$118,668	$85,284	$17,905	$51,518	$(346)	$755,370

(1)
Includes $1.3 million and $2.3 million in 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

Contract Balances
During the three months ended April 2, 2023 and April 3, 2022, Teradyne recognized $50.7 million and $35.0 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of April 2, 2023, Teradyne had $1,240.7 million of unsatisfied performance obligations. Teradyne expects to recognize 88% of the remaining performance obligations in the next 12 months and 12% in
1-3
years.
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	April 2, 2023	December 31, 2022

	(in thousands)
Maintenance, service and training	$70,609	$78,089
Extended warranty	49,343	56,180
Customer advances, undelivered elements and other	41,200	59,147

Total deferred revenue and customer advances	$161,152	$193,416

Accounts Receivable
During the three months ended April 2, 2023 and April 3, 2022, Teradyne sold certain trade accounts receivables on a non-recourse
basis to third-party financial institutions pursuant to factoring agreements. During the three months ended April 2, 2023 and April 3, 2022, total trade accounts receivable sold under the factoring agreements were $34.2 million and $19.4 million, respectively. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.
E. INVENTORIES

Inventories, net consisted of the following at April 2, 2023 and December 31, 2022:

	April 2, 2023	December 31, 2022

	(in thousands)
Raw material	$264,035	$256,065
Work-in-process	43,987	37,982
Finished goods	44,036	30,972

	$352,058	$325,019

Inventory reserves at April 2, 2023 and December 31, 2022 were $138.6 million and $136.8 million, respectively.
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
During the three months ended April 2, 2023 and April 3, 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.
Realized gains recorded in the three months ended April 2, 2023 and April 3, 2022 were $0.3 million and $0.4 million, respectively. Realized losses recorded in the three months ended April 2, 2023 and April 3, 2022 were $0.1 million and $0.2 million, respectively. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded in the three months ended April 2, 2023 were $2.0 million. Unrealized losses on equity securities recorded in the three months ended April 3, 2022 were $2.2 million. Unrealized gains and losses on equity securities are included in other (income) expense, net.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of April 2, 2023 and December 31, 2022.

	April 2, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$244,542	$—	$—	$244,542
Cash equivalents	252,374	152,292	—	404,666
Available-for-sale securities:
U.S. Treasury securities	—	52,168	—	52,168
Corporate debt securities	—	51,369	—	51,369
Commercial paper	—	47,548	—	47,548
U.S. government agency securities	—	7,394	—	7,394
Debt mutual funds	6,800	—	—	6,800
Certificates of deposit and time deposits	—	1,754	—	1,754
Non-U.S. government securities	—	554	—	554
Equity securities:
Mutual funds	42,246	—	—	42,246

Total	$545,962	$313,079	$—	$859,041

Liabilities
Derivative liabilities	$—	$1,980	$—	$1,980

Total	$—	$1,980	$—	$1,980

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$496,916	$152,292	$—	$649,208
Marketable securities	—	92,895	—	92,895
Long-term marketable securities	49,046	67,892	—	116,938

Total	$545,962	$313,079	$—	$859,041

Liabilities
Other current liabilities	$—	$1,980	$—	$1,980

Total	$—	$1,980	$—	$1,980

	December 31, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$632,417	$—	$—	$632,417
Cash equivalents	161,767	60,589	—	222,356
Available for sale securities:
Corporate debt securities	—	50,856	—	50,856
U.S. Treasury securities	—	39,649	—	39,649
Commercial paper	—	7,159	—	7,159
Debt mutual funds	6,580	—	—	6,580
U.S. government agency securities	—	6,352	—	6,352
Certificates of deposit and time deposits	—	1,740	—	1,740
Non-U.S. government securities	—	535	—	535
Equity securities:
Mutual funds	37,518	—	—	37,518

Total	$838,282	$166,880	$—	$1,005,162
Derivative assets	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Derivative liabilities	$—	$4,215	$—	$4,215

Total	$—	$4,215	$—	$4,215

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$794,184	$60,589	$—	$854,773
Marketable securities	—	39,612	—	39,612
Long-term marketable securities	44,098	66,679	—	110,777
Prepayments	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Other current liabilities	$—	$4,215	$—	$4,215

Total	$—	$4,215	$—	$4,215

The carrying amounts and fair values of Teradyne’s financial instruments at April 2, 2023 and December 31, 2022 were as follows:

	April 2, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$649,208	$649,208	$854,773	$854,773
Marketable securities	209,833	209,833	150,389	150,389
Derivative assets	—	—	86	86
Liabilities
Derivative liabilities	1,980	1,980	4,215	4,215
Convertible debt	35,109	119,586	50,115	139,007

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at April 2, 2023:

	April 2, 2023
	Available-for-Sale
	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
U.S. Treasury securities	$55,615	$38	$(3,485)	$52,168	$49,669
Corporate debt securities	56,040	41	(4,712)	51,369	49,131
Commercial paper	47,225	337	(14)	47,548	16,845
U.S. government agency securities	7,427	9	(42)	7,394	4,419
Debt mutual funds	7,130	—	(330)	6,800	3,312
Certificates of deposit and time deposits	1,754	—	—	1,754	—
Non-U.S. government securities	554	—	—	554	—

	$175,745	$425	$(8,583)	$167,587	$123,376

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Marketable securities	$92,915	$337	$(357)	$92,895	$60,438
Long-term marketable securities	82,830	88	(8,226)	74,692	62,938

	$175,745	$425	$(8,583)	$167,587	$123,376

The following table summarizes the composition of
available-for-sale
marketable securities at December 31, 2022:

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

As of April 2, 2023, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $68.4 million and $55.0 million, respectively. As of December 31, 2022, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $66.3 million and $33.4 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at April 2, 2023 and December 31, 2022 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at April 2, 2023 were as follows:

	April 2, 2023
	Cost	Fair Market Value

	(in thousands)
Due within one year	$92,915	$92,895
Due after 1 year through 5 years	31,721	30,672
Due after 5 years through 10 years	5,022	4,612
Due after 10 years	38,957	32,608

Total	$168,615	$160,787

Contractual maturities of investments in
available-for-sale
securities held at April 2, 2023 exclude debt mutual funds with a fair market value of $6.8 million, as they do not have a contractual maturity date.
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

At April 2, 2023 and December 31, 2022, Teradyne had the following contracts to buy and sell
non-U.S.
currencies for U.S. dollars and other
non-U.S.
currencies with the following notional amounts:

	April 2, 2023			December 31, 2022
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total

	(in millions)
Japanese Yen	$(57.7)	$—	$(57.7)	$(37.1)	$—	$(37.1)
Taiwan Dollar	(38.3)	—	(38.3)	(29.2)	—	(29.2)
Korean Won	(3.1)	—	(3.1)	(6.4)	—	(6.4)
British Pound Sterling	(1.2)	—	(1.2)	(1.2)	—	(1.2)
Singapore Dollar	—	35.7	35.7	—	33.5	33.5
Euro	—	24.3	24.3	—	38.4	38.4
Philippine Peso	—	2.5	2.5	—	2.7	2.7
Chinese Yuan	—	1.9	1.9	—	2.2	2.2

Total	$(100.3)	$64.4	$(35.9)	$(73.9)	$76.8	$2.9

The fair value of the outstanding contracts was a loss of $1.1 million and $0.9 million, respectively, at April 2, 2023 and December 31, 2022.
Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
At April 2, 2023 and December 31, 2022, Teradyne had the following cash flow hedge contracts to buy and sell
non-U.S.
currencies for U.S. dollars with the following notional amounts:

	April 2, 2023			December 31, 2022
	Buy Position	Sell Position	Net Total	Buy Position	Sell Position	Net Total

	(in millions)
Japanese Yen	$(13.6)	$30.2	$16.6	$(23.4)	$61.2	$37.8
Taiwan Dollar	—	—	—	(5.5)	10.9	5.4

Total	$(13.6)	$30.2	$16.6	$(28.9)	$72.1	$43.2

The fair value of the outstanding cash flow hedge contracts was a loss of $0.9 million and $3.2 million at April 2, 2023 and December 31, 2022, respectively.
Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity the gains or losses associated with cash flow hedge contracts are recorded to revenue.
The following table summarizes the fair value of derivative instruments as of April 2, 2023 and December 31, 2022:

	Balance Sheet Location	April 2, 2023	December 31, 2022

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	$—	$86
Foreign exchange forward contracts	Other current liabilities	(1,057)	(990)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Other current liabilities	(923)	(3,225)

Total derivatives		$(1,980)	$(4,129)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three months ended April 2, 2023 and April 3, 2022:

		For the Three Months Ended
	Location of Losses (Gains) Recognized in Statement of Operations	April 2, 2023	April 3, 2022

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$1,259	$(1,752)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Revenue	1,538	—

Total Derivatives		$2,797	$(1,752)

The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three months ended April 2, 2023 and April 3, 2022 net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $0.4 million, and $4.3 million, respectively.
See Note G: “Debt” regarding derivatives related to the convertible senior notes.
G
. DEBT
Convertible Senior Notes
On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest at a rate of 1.25% per year payable semiannually in arrears on June 15 and December 15 of each year. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash. As of April 2, 2023, the conversion price was approximately $31.44 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of May 5, 2023, one hundred and thirty debt holders had exercised the option to convert $427.2 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.44.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of April 2, 2023, the strike price of the warrants was approximately $39.46 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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
capital was reduced by $100.8 million.
Debt issuance fees at April 2, 2023, have been fully amortized to interest expense using the effective interest method over the seven-year term of the Notes.
The tables below represent the key components of Teradyne’s convertible senior notes:

	April 2, 2023	December 31, 2022

	(in thousands)
Debt principal	$35,109	$50,228
Unamortized debt issuance fees	—	113

Net carrying amount of convertible debt	$35,109	$50,115

Teradyne’s convertible senior notes were reported as current debt at April 2, 2023 and December 31, 2022.
The interest expense on Teradyne’s convertible senior notes for the three months ended April 2, 2023 and April 3, 2022 was as follows:

	For the Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Contractual interest expense on the coupon	$138	$311
Amortization of the issue fees recognized as interest expense	113	66

Total interest expense on the convertible debt	$251	$377

As of April 2, 2023, the conversion price was approximately $31.44 per share and the if converted value of the notes was $120.0 million.
Additional conversions of approximately $2.3 million of debt principal will occur in the second quarter of 2023.
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
As of May 5, 2023, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.
H
. PREPAYMENTS
Prepayments consist of the following:

	April 2, 2023	December 31, 2022

	(in thousands)
Contract manufacturer and supplier prepayments	$494,849	$491,105
Prepaid taxes	22,677	18,625
Prepaid maintenance and other services	16,591	14,545
Other prepayments	14,997	8,687

Total prepayments	$549,114	$532,962

I
. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Balance at beginning of period	$14,181	$24,577
Accruals for warranties issued during the period	4,117	4,100
Accruals related to pre-existing warranties	(405)	(2,758)
Settlements made during the period	(4,992)	(5,814)

Balance at end of period	$12,901	$20,105

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended
	April 2, 2023	April 3, 2022

	(in thousands)
Balance at beginning of period	$56,180	$64,168
Deferral of new extended warranty revenue	4,413	11,774
Recognition of extended warranty deferred revenue	(11,250)	(10,216)

Balance at end of period	$49,343	$65,726

J
. STOCK-BASED COMPENSATION
On February 1, 2023 (the” Retirement Date”), Mark E. Jagiela retired as Chief Executive Officer of Teradyne and a member of Teradyne’s Board of Directors, and Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Jagiela. Under the Retirement Agreement, Mr. Jagiela’s unvested time-based restricted stock units and stock options granted prior to his Retirement Date were modified to allow continued vesting; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. During the three months ended April 2, 2023, Teradyne recorded a stock based compensation expense of $5.9 million related to the Retirement Agreement.
Under Teradyne’s stock compensation plans, Teradyne grants time-based restricted stock units, performance-based restricted stock units and stock options, and employees are eligible to purchase Teradyne’s common stock through its Employee Stock Purchase Plan (“ESPP”).
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
If a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age sixty and at least ten years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years
During the three months ended April 2, 2023 and April 3, 2022, Teradyne granted 0.5 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $102.36 and $111.31, respectively.
During the three months ended April 2, 2023 and April 3, 2022, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $102.23 and $110.84, respectively.
During the three months ended April 2, 2023 and April 3, 2022, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $137.64 and $101.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Three Months Ended
	April 2, 2023	April 3, 2022
Risk-free interest rate	3.9%	1.4%
Teradyne volatility-historical	50.2%	47.1%
NYSE Composite Index volatility-historical	24.8%	22.7%
Dividend yield	0.4%	0.4%
Expected volatility was based on the historical volatility of Teradyne’s stock and the NYSE Composite Index over the most recent three-year period. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $103.44 for the 2023 grant and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grant.
During the three months ended April 2, 2023 and April 3, 2022, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $40.90 and $39.01, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	April 2, 2023	April 3, 2022
Expected life (years)	4.0	4.0
Risk-free interest rate	3.7%	1.6%
Volatility-historical	46.7%	43.7%
Dividend yield	0.4%	0.4%
Teradyne determined the stock options’ expected life based upon historical exercise data for executive officers, the age of the executive officers and the terms of the stock option grant. Volatility was determined using historical volatility for a period equal to the expected life. The risk-free interest rate was determined using the U.S. Treasury yield curve in effect at the time of grant. Dividend yield was based upon an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $103.44 for the 2023 grant and an estimated annual dividend amount of $0.44 per share divided by Teradyne’s stock price on the grant date of $112.12 for the 2022 grant.

K
. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in accumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total

	(in thousands)
Three Months Ended April 2, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive gain before reclassifications, net of tax of $0, $503, $167, $0, respectively	9,309	2,294	596	—	12,199
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $2, $338, $0, respectively	—	5	1,200	(2)	1,203

Net current period other comprehensive gain (loss), net of tax of $0, $505, $505 $0, respectively	9,309	2,299	1,796	(2)	13,402

Balance at April 2, 2023, net of tax of $0, $(1,803), $(203), $(1,130) respectively	$(30,540)	$(6,362)	$(721)	$1,157	$(36,466)

Three Months Ended April 3, 2022
Balance at December 31, 2021, net of tax of $0, $1,055, $0, $(1,128), respectively	$(10,818)	$3,704	$—	$1,166	$(5,948)
Other comprehensive loss before reclassifications, net of tax of $0, $(1,333), $0, $0, respectively	(8,076)	(5,388)	—	—	(13,464)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $(18), $0, $0, respectively	—	(65)	—	(2)	(67)

Net current period other comprehensive loss, net of tax of $0, $(1,351), $0, $0, respectively	(8,076)	(5,453)	—	(2)	(13,531)

Balance at April 3, 2022, net of tax of $0, $(296), $0, $(1,128), respectively	$(18,894)	$(1,749)	$—	$1,164	$(19,479)

Reclassifications out of accumulated other comprehensive income (loss) to the statement of operations for the three months ended April 2, 2023 and April 3, 2022, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		Affected Line Item in the Statements of Operations
	April 2,	April 3,
	2023	2022

	(in thousands)
Available-for-sale marketable securities:
Unrealized (losses) gains, net of tax of $(2) and $18, respectively	$(5)	$65	Other (income) expense, net
Cash flow hedges:
Unrealized losses, net of tax of $(338) and $0, respectively	(1,200)	—	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service benefit, net of tax of $0 and $0, respectively	2	2	(a)

Total reclassifications, net of tax of $(340) and $18, respectively	$(1,203)	$67	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note O : “Retirement Plans.”

L
. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. In the three months ended April 2, 2023, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.
The changes in the carrying amount of goodwill by reportable segments for the three months ended April 2, 2023, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total

	(in thousands)
Balance at December 31, 2022
Goodwill	$383,166	$361,819	$262,077	$158,699	$1,165,761
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	383,166	7,976	1,537	10,516	403,195
Foreign currency translation adjustment	6,609	—	24	—	6,633

Balance at April 2, 2023
Goodwill	389,775	361,819	262,101	158,699	1,172,394
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

	$389,775	$7,976	$1,561	$10,516	$409,828

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net Carrying Amount

	(in thousands)
Balance at April 2, 2023
Developed technology	$270,967	$(237,269)	$(5,560)	$28,138
Customer relationships	57,739	(51,756)	184	6,167
Tradenames and trademarks	59,387	(43,101)	(1,345)	14,941

Total intangible assets	$388,093	$(332,126)	$(6,721)	$49,246

Balance, December 31, 2022
Developed technology	$270,967	$(234,208)	$(5,935)	$30,824
Customer relationships	57,739	(51,186)	172	6,725
Tradenames and trademarks	59,387	(41,930)	(1,528)	15,929

Total intangible assets	$388,093	$(327,324)	$(7,291)	$53,478

Aggregate intangible asset amortization expense for the three months ended April 2, 2023 and April 3, 2022 was $4.8 million and $5.1 million, respectively.
Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2023	$14,219
2024	18,749
2025	11,320
2026	2,371
2027	1,155
Thereafter	1,432

M
. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$83,531	$161,928

Weighted average common shares-basic	155,904	162,048
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	8,983	10,028
Incremental shares from assumed conversion of convertible notes (2)	914	2,541
Restricted stock units	453	875
Stock options	48	69
Employee stock purchase plan	6	14

Dilutive potential common shares	10,404	13,527

Weighted average common shares-diluted	166,308	175,575

Net income per common share-basic	$0.54	$1.00

Net income per common share-diluted	$0.50	$0.92

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

The computation of diluted net income per common share for the three months ended April 2, 2023 and April 3, 2022 excludes the effect of the potential vesting of 0.5 million and 0.1 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
N
. RESTRUCTURING AND OTHER
During the three months ended April 2, 2023, Teradyne recorded $2.0 million of severance charges related to headcount reductions of 67 people primarily in Semiconductor Test, Robotics and Corporate.
During the three months ended April 3, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million.
O
. RETIREMENT PLANS
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

In the three months ended April 2, 2023 and April 3, 2022, Teradyne contributed $0.8 million and $0.8 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.2 million and $0.3 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three months ended April 2, 2023 and April 3, 2022, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended
	April 2, 2023		April 3, 2022
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$272	$109	$397	$206
Interest cost	1,711	262	1,222	118
Expected return on plan assets	(1,285)	(9)	(732)	(20)

Total net periodic pension cost	$698	$362	$887	$304

Postretirement Benefit Plan
In addition to receiving pension benefits, Teradyne employees in the United States who meet early retirement eligibility requirements as of their termination dates may participate in Teradyne’s Welfare Plan, which includes medical and dental benefits up to age 65. Death benefits provide a fixed sum to retirees’ survivors and are available to all retirees. Substantially all of Teradyne’s current U.S. employees could become eligible for these benefits and the existing benefit obligation relates primarily to those employees.
For the three months ended April 2, 2023 and April 3, 2022, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Service cost	$9	$17
Interest cost	61	44
Amortization of prior service credit	(2)	(2)

Total net periodic postretirement benefit cost	$68	$59

P
. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of April 2, 2023, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $589.7 million, of which $530.7 million is for less than one year.
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
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year
duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of April 2, 2023 and December 31, 2022, Teradyne had a product warranty accrual of $12.9 million and $14.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $49.3 million and $56.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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
As a matter of ordinary course of business, Teradyne occasionally guarantees certain indebtedness obligations of its subsidiary companies, limited to the borrowings from financial institutions, purchase commitments to certain vendors and lease commitments to landlords.
Based on historical experience and information known as of April 2, 2023 and December 31, 2022, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.
Q
. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

US statutory federal tax rate	21.0%	21.0%
Non-deductible officers’ compensation	0.9	1.1
Discrete benefit related to equity compensation	(3.3)	(6.6)
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(3.2)	(1.3)
Tax credits	(2.5)	(1.6)
Foreign taxes	(0.6)	(3.4)
Other, net	1.7	1.0

Effective tax rate	14.0%	10.2%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of April 2, 2023, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of April 2, 2023 and December 31, 2022, Teradyne had $15.7 million and $15.6 million, respectively, of reserves for uncertain tax positions. The $0.1 million net increase in reserves for uncertain tax positions is related to U.S. federal research and development credits generated in the current year.
As of April 2, 2023, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.1 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. state research and development credits.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of April 2, 2023 and December 31, 2022, $0.4 million and $0.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the three months ended April 2, 2023 and April 3, 2022, expense of $0.1 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.
Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the three months ended April 2, 2023 was $0.2 million, or $0.0 per diluted share. The tax savings due to the tax holiday for the three months ended April 3, 2022 was $3.5 million, or $0.02 per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.
R
. SEGMENT INFORMATION
Teradyne has four reportable segments (Semiconductor Test, System Test, Wireless Test and Robotics). Each of the reportable segments represents an individual operating segment.
The Semiconductor Test segment includes operations related to the design, manufacturing and marketing of semiconductor test products and services. The System Test segment includes operations related to the design, manufacturing and marketing of products and services for defense/aerospace instrumentation test, storage and system level test, and circuit-board test. The Wireless Test segment includes operations related to the design, manufacturing and marketing of wireless test products and services. The Robotics segment includes operations related to the design, manufacturing and marketing of collaborative robotic arms, autonomous mobile robots and advanced robotic control software. Each operating segment has a segment manager who is accountable to and maintains regular contact with Teradyne’s chief operating decision maker (Teradyne’s chief executive officer) to discuss operating activities, financial results, forecasts and plans for the segment.
Teradyne evaluates performance based on several factors, of which the primary financial measure is business segment income (loss) before income taxes. The accounting policies of the business segments are the same as those described in Note B: “Accounting Policies” in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022.
Segment information for the three months ended April 2, 2023 and April 3, 2022 is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Corporate and Eliminations	Consolidated

	(in thousands)
Three Months Ended April 2, 2023
Revenues	$415,009	$74,631	$89,214	$38,675	$—	$617,529
Income (loss) before income taxes (1)(2)	96,185	15,275	(18,490)	9,352	(5,238)	97,084
Total assets (3)	1,386,851	173,669	676,092	87,875	1,058,920	3,383,407
Three Months Ended April 3, 2022
Revenues	$482,341	$118,668	$103,189	$51,518	$(346)	$755,370
Income (loss) before income taxes (1)(2)	149,705	41,322	(5,098)	18,619	(24,189)	180,359
Total assets (3)	1,296,070	187,283	675,560	113,821	1,336,420	3,609,154

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, acquisition related charges and compensation and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.

(2)	Included in income (loss) before taxes are charges related to restructuring and other, and inventory charges.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.
Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$3,768	$—
Restructuring and other—employee severance	794	—
System Test:
Cost of revenues—inventory charge	$675	—
Robotics:
Cost of revenues—inventory charge	$782	$—
Wireless:
Cost of revenues—inventory charge	$—	$877
Corporate and Other:
Selling and administrative - equity modification charge	$5,889	$—
Restructuring and other—employee severance	659	—
Restructuring and other—legal settlement charge	—	14,700
S
. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase up to $500.0 million of its common stock in 2023 based on market conditions.
During the three months ended April 2, 2023, Teradyne repurchased 0.9 million shares of common stock for a total cost of $93.7 million at an average price of $104.88 per share. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is included as part of the cost basis of the shares acquired.
During the three months ended April 3, 2022, Teradyne repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share.
The total cost of shares acquired includes commissions and, starting in 2023, related excise tax, and is recorded as a reduction to retained earnings.
Dividend
Holders of Teradyne’s common stock are entitled to receive dividends when they are declared by Teradyne’s Board of Directors.
In January 2023 and January 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three months ended April 2, 2023 and April 3, 2022 were $17.2 million and $17.9 million, respectively.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-Q which are not historical facts, so called “forward-looking statements,” are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including those detailed in our filings with the Securities and Exchange Commission. See also Part II, Item 1A of this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as may be required by law.

Overview

We are a leading global supplier of automated test equipment and robotics solutions. We design, develop, manufacture and sell automatic test systems and robotics products. Our automatic test systems are used to test semiconductors, wireless products, data storage and complex electronics systems in many industries including the consumer electronics, wireless, automotive, industrial, computing, communications, and aerospace and defense industries. Our robotics products include collaborative robotic arms and autonomous mobile robots (“AMRs”) used by global manufacturing, logistics and industrial customers to improve quality, increase manufacturing and material handling efficiency and decrease manufacturing and logistics costs. Our automatic test equipment and robotics products and services include:

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

In the first quarter of 2023, the demand in the mobility and compute segments of our Semiconductor Test business was lower due to end market slowdown in these segments as well as a slower technology transition in one of our largest end-markets. While the depth of the slowdown and the timing of the recovery are uncertain, we expect the ramp of 3 nanometer process technology followed by gate-all-around process technology, increasing multichip packaging, additional device complexity and unit growth will drive additional demand for test over our four year forecast period.

Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. We expect Robotics sales channel expansion combined with new products to drive growth in the second half of 2023.

In the first quarter of 2023 we met customer demand, in part, through faster than expected recoveries from supply chain constraints. Both our test and robotics businesses may still be influenced by supply constraints during the remainder of 2023, which could impact our revenue and costs. Our second quarter 2023 forecast excludes approximately $25 million of revenue, primarily in our test businesses, due to these continued supply chain constraints. In the first quarter of 2023, inflation had minimal effects on our results.

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

Impact of the COVID-19 Pandemic on our Business

The novel coronavirus (COVID-19) pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place orders, vaccination and testing mandates, and business limitations and shutdowns. These measures impacted our day-to-day operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. In the first quarter of 2023 the COVID-19 pandemic had significantly less impact on our business than in prior quarters since the start of the pandemic in 2020. However, we are unable to accurately predict the future impact of COVID-19, which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges or new strains or variants of the virus in areas where we do business.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of May 5, 2023, the date of issuance of this Quarterly Report on Form 10-Q.

We believe the COVID-19 pandemic and the numerous measures implemented by authorities in response, adversely impacted our results of operations, including by increasing costs, but we cannot accurately estimate the amount of the impact to our financial results. In addition, the pandemic disrupted our contract manufacturers and suppliers, and resulted in supply constraints and in short-term cost increases to meet customer demand.

Supply Chain Constraints and Inflationary Pressures

The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in the first quarter of 2023. As a result, we experienced, and expect to continue to experience, increases in our lead times and costs for certain components for certain of our products. In addition, while not material, inflationary pressures contributed to increased costs for product components and wage inflation, impacting our cost of products, gross margin and profit for the quarter. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. While not material through the first quarter of 2023, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. There is no assurance that these efforts will be successful. Our second quarter 2023 forecast excludes approximately $25 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.

See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for our risk factors regarding risks associated with both the COVID-19 pandemic and international conflicts.

Critical Accounting Policies and Estimates

We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the three months ended April 2, 2023 to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, except as noted below.

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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 2,	April 3,
	2023	2022

Percentage of revenues:
Revenues:
Products	77%	83%
Services	23	17

Total revenues	100	100
Cost of revenues:
Cost of products	32	32
Cost of services	10	8

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	42	40

Gross profit	58	60
Operating expenses:
Selling and administrative	24	19
Engineering and development	17	14
Acquired intangible assets amortization	1	1
Restructuring and other	—	2

Total operating expenses	43	36

Income from operations	15	25
Non-operating (income) expense:
Interest income	(1)	—
Interest expense	—	—
Other (income) expense, net	—	1

Income before income taxes	16	24
Income tax provision	2	2

Net income	14%	21%

Results of Operations

First Quarter 2023 Compared to First Quarter 2022

Revenues

Revenues by our reportable segments were as follows:

	For the Three Months Ended
	April 2,	April 3,	Dollar
	2023	2022	Change

	(in millions)
Semiconductor Test	$415.0	$482.3	$(67.3)
System Test	74.6	118.7	(44.1)
Robotics	89.2	103.2	(14.0)
Wireless Test	38.7	51.5	(12.8)

	$617.5	$755.4	$(137.9)

The decrease in Semiconductor Test revenues of $67.3 million, or 14.0%, was driven primarily by lower tester sales in high performance compute processor and mobile applications and lower memory test sales of DRAM memory testers. The decrease in System Test revenues of $44.1 million, or 37.2%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers and lower sales in Defense/Aerospace. The decrease in Robotics revenues of $14.0 million, or 13.6%, was driven primarily by lower demand for collaborative robotic arms and autonomous mobile robots. The decrease in Wireless Test revenues of $12.8 million, or 24.9%, was primarily due to a decrease in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	April 2, 2023	April 3, 2022
Taiwan	18%	18%
United States	18	15
Korea	12	13
Europe	12	10
China	10	19
Japan	9	6
Singapore	8	4
Philippines	5	2
Malaysia	3	5
Thailand	3	5
Rest of World	2	3

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit

Our gross profit was as follows:

	For the Three Months Ended
	April 2, 2023	April 3, 2022	Dollar/Point Change

	(in millions)
Gross profit	$356.4	$454.9	$(98.5)
Percent of total revenues	57.7%	60.2%	(2.5)

Gross profit as a percent of revenue decreased by 2.5 points, primarily due to lower volume and product mix in Semiconductor Test and higher inventory reserves.

Selling and Administrative

Selling and administrative expenses were as follows:

	For the Three Months Ended
	April 2, 2023	April 3, 2022	Dollar Change

	(in millions)
Selling and administrative	$151.0	$140.2	$10.8
Percent of total revenues	24.4%	18.6%

The increase of $10.8 million in selling and administrative expenses was primarily due to the charge of $5.9 million recorded in the three months ended April 2, 2023, related to the modification of Teradyne’s chief executive officer’s outstanding equity awards in connection with his retirement and higher spending in Robotics, Semiconductor Test and System Test, partially offset by lower variable compensation.

Engineering and Development

Engineering and development expenses were as follows:

	For the Three Months Ended
	April 2, 2023	April 3, 2022	Dollar Change

	(in millions)
Engineering and development	$105.8	$108.1	$(2.3)
Percent of total revenues	17.1%	14.3%

The decrease of $2.3 million in engineering and development expenses was primarily due to lower variable compensation, partially offset by higher spending in Robotics.

Restructuring and Other

During the three months ended April 2, 2023, we recorded $2.0 million of severance charges related to headcount reduction of 67 people primarily in Semiconductor Test, Robotics and Corporate.

During the three months ended April 3, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out dispute, which was settled on March 25, 2022 for $26.7 million.

Interest and Other

	For the Three Months Ended
	April 2, 2023	April 3, 2022	Dollar Change

	(in millions)
Interest income	$(5.3)	$(0.7)	$(4.6)
Interest expense	1.0	1.0	—
Other (income) expense, net	0.1	5.2	(5.1)

Interest income increased by $4.6 million primarily due to higher interest rates in 2023. Other (income) expense, net decreased by $5.1 million primarily due to changes in unrealized gains/losses on equity securities, from a $2.2 million loss in 2022 to a $2.0 million gain in 2023.

Income (Loss) Before Income Taxes

	For the Three Months Ended
	April 2, 2023	April 3, 2022	Dollar Change

	(in millions)
Semiconductor Test	$96.2	$149.7	$(53.5)
System Test	15.3	41.3	(26.0)
Wireless Test	9.4	18.6	(9.2)
Robotics	(18.5)	(5.1)	(13.4)
Corporate and Other (1)	(5.2)	(24.2)	19.0

	$97.1	$180.4	$(83.3)

(1)

Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, acquisition related charges and compensation, and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower revenues in compute processor and mobile applications and lower memory test sales of DRAM memory testers. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in income before taxes in Wireless Test was driven primarily by a decrease in sales of connectivity test products. The decrease in income before taxes in Robotics was driven primarily by lower demand for collaborative robotic arms and autonomous mobile robots. The decrease in loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges in 2022 related to litigation for the earn-out dispute in connection with the AutoGuide acquisition.

Income Taxes

The effective tax rate for the three months ended April 2, 2023 and April 3, 2022 was 14.0% and 10.2%, respectively. The increase in the effective tax rate from the three months ended April 3, 2022 to the three months ended April 2, 2023 was primarily attributable to a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and a decrease in benefit from equity compensation. These increases in expense were partially offset by increases in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017 and tax credits.

Contractual Obligations

There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Liquidity and Capital Resources

Our cash, cash equivalents and marketable securities balances decreased by $146.1 million in the three months ended April 2, 2023 to $859.0 million.

Operating activities during the three months ended April 2, 2023 provided cash of $19.3 million. Changes in operating assets and liabilities used cash of $106.5 million due to a $1.9 million increase in operating assets and a $104.7 million decrease in operating liabilities.

The increase in operating assets was primarily due to a $23.7 million increase in inventories, a $15.4 million increase in prepayments and other assets due to prepayments to our contract manufacturers, partially offset by a $37.2 million decrease in accounts receivable.

The decrease in operating liabilities was due to a $93.1 million decrease in accrued employee compensation, a $32.7 million decrease in deferred revenue and customer advance payments, and $1.2 million of retirement plan contributions, partially offset by a $12.5 million increase in income taxes, a $9.6 million increase in other accrued liabilities, and a $0.3 million increase in accounts payable.

Investing activities during the three months ended April 2, 2023 used cash of $94.9 million due to $69.3 million used for purchases of marketable securities, and $41.4 million used for purchases of property, plant and equipment, partially offset by $7.9 million and $7.4 million in proceeds from sales and maturities of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.

Financing activities during the three months ended April 2, 2023 used cash of $129.5 million due to $93.3 million used for the repurchase of 0.9 million shares of common stock at an average price of $104.88 per share, $19.9 million used for payment related to net settlements of employee stock compensation awards, $17.2 million used for dividend payments, and $15.2 million used for payments of convertible debt principal, partially offset by $16.0 million from the issuance of common stock under employee stock purchase and stock option plans.

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

Investing activities during the three months ended April 3, 2022 used cash of $82.7 million due to $166.0 million used for purchases of marketable securities and $44.0 million used for purchases of property, plant and equipment, partially offset by $96.7 million and $30.6 million in proceeds from maturities and sales of marketable securities, respectively.

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

During the three months ended April 2, 2023, we repurchased 0.9 million shares of common stock for $93.3 million at an average price of $104.88 per share. During the three months ended April 3, 2022, we repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share.

While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.

On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of May 5, 2023, we have not borrowed any funds under the credit facility.

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

Equity Compensation Plans

In addition to our 1996 Employee Stock Purchase Program as discussed in Note Q: “Stock-Based Compensation” in our 2022 Annual Report on Form 10-K, we have a 2006 Equity and Cash Compensation Incentive Plan (the “2006 Equity Plan”).

The purpose of the 1996 Employee Stock Purchase Plan is to encourage stock ownership by all eligible employees of Teradyne. The purpose of the 2006 Equity Plan is to provide equity ownership and compensation opportunities in Teradyne to our employees, officers and directors. Both plans were approved by our shareholders.

Recently Issued Accounting Pronouncements

For the three months ended April 2, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

Item 3:	Quantitative and Qualitative Disclosures about Market Risks

For “Quantitative and Qualitative Disclosures about Market Risk” affecting Teradyne, see Part 2 Item 7A, “Quantitative and Qualitative Disclosures about Market Risks,” in our Annual Report on Form 10-K filed with the SEC on February 22, 2023. There were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In addition to market risks described in our Annual Report on Form 10-K, we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of April 2, 2023, $35.1 million of principal remained outstanding and the Notes had a fair value of $119.6 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the first quarter of 2022 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value

10% Increase	$131,584	$11,998	10.0%
No Change	119,586	—	—
10% Decrease	107,588	(11.998)	(10.0)

Item 4:	Controls and Procedures

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to other information set forth in this Form 10-Q, including the risk discussed below, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K remain applicable to our business and many of these risks could be further increased due to the COVID-19 pandemic.

The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Adverse developments affecting the financial services industry, including events or risks involving liquidity, defaults or non-performance by financial institutions, could have a material adverse effect on our business, financial condition or results of operations.

On March 10, 2023, Silicon Valley Bank (SVB), who is a lender in our revolving credit facility and where we maintain certain accounts and cash deposits, was placed into receivership with the Federal Deposit Insurance Corporation (FDIC), which resulted in all funds held at SVB being temporarily inaccessible by SVB’s customers. As of March 13, 2023, access to our cash and cash equivalents at SVB was fully restored. Although our cash balances at SVB are insignificant and we do not expect further developments at SVB to have a material impact on our cash and cash equivalents, we do hold cash balances in several large financial institutions significantly in excess of FDIC and global insurance limits. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the three months ended April 2, 2023, we repurchased 0.9 million shares of common stock for a total cost of $93.7 million at an average price of $104.88 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the three months ended April 3, 2022, we repurchased 1.8 million shares of common stock for $201.5 million at an average price of $115.12 per share.

The following table includes information with respect to repurchases we made of our common stock during the three months ended April 2, 2023 (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)

January 1, 2023 - January 29, 2023	147		$103.09		—	$2,000,000
January 30, 2023 – February 26, 2023	414		$105.18		369	$1,960,941
February 27, 2023 – April 2, 2023	526		$104.25		524	$1,906,292

	1,087	(1)	$104.44	(1)	893

(1)	Includes approximately one hundred ninety-four thousand shares at an average price of $102.42 withheld from employees for the payment of taxes.
(2)

As of January 1, 2023, share repurchases net of share issuances are subject to a 1% excise tax under the Inflation Reduction Act. Excise tax incurred is included as part of the cost basis of shares repurchased in the Condensed Consolidated Statements of Convertible Common Shares and Stockholders’ Equity.

We satisfy U.S. federal and state minimum withholding tax obligations due upon the vesting and the conversion of restricted stock units into shares of our common stock, by automatically withholding from the shares being issued, a number of shares with an aggregate fair market value on the date of such vesting and conversion that would satisfy the minimum withholding amount due.

Item 4:	Mine Safety Disclosures

Not Applicable

Item 6:	Exhibits

Exhibit Number	Description

3.1	Amended and Restated By-Laws of Teradyne, Inc. effective March 24, 2023 (filed as Exhibit 3.1 to Teradyne’s Current Report on Form 8-K filed on March 28, 2023)

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL, and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERADYNE, INC.
Registrant

/s/ SANJAY MEHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) May 5, 2023