Form 10-Q
period 2023-07-02
TERADYNE, INC
filed 2023-08-04
CIK 97210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSIO
N
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s only class of Common Stock as of July 31, 2023
,
was 154,013,736 shares.

TERADYNE, INC.

PART I

Item 1:	Financial Statements
TERADYNE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 2, 2023	December 31, 2022

	(in thousands, except per share amount)
ASSETS
Current assets:
Cash and cash equivalents	$613,208	$854,773
Marketable securities	95,199	39,612
Accounts receivable, less allowance for credit losses of $2,232 and $1,955 at July 2, 2023 and December 31, 2022, respectively	493,234	491,145
Inventories, net	347,295	325,019
Prepayments	560,682	532,962
Other current assets	14,222	14,404

Total current assets	2,123,840	2,257,915
Property, plant and equipment, net	437,077	418,683
Operating lease right-of-use assets, net	75,889	73,734
Marketable securities	104,685	110,777
Deferred tax assets	152,471	142,784
Retirement plans assets	11,514	11,761
Other assets	32,699	28,925
Acquired intangible assets, net	44,611	53,478
Goodwill	412,110	403,195

Total assets	$3,394,896	$3,501,252

LIABILITIES
Current liabilities:
Accounts payable	$153,157	$139,722
Accrued employees’ compensation and withholdings	163,653	212,266
Deferred revenue and customer advances	120,085	148,285
Other accrued liabilities	114,435	112,271
Operating lease liabilities	20,212	18,594
Income taxes payable	65,437	65,010
Current debt	32,806	50,115

Total current liabilities	669,785	746,263
Retirement plans liabilities	124,040	116,005
Long-term deferred revenue and customer advances	38,999	45,131
Long-term other accrued liabilities	16,475	15,981
Deferred tax liabilities	1,304	3,267
Long-term operating lease liabilities	65,079	64,176
Long-term incomes taxes payable	44,331	59,135

Total liabilities	960,013	1,049,958

Commitments and contingencies (Note P)
SHAREHOLDERS’ EQUITY
Common stock, $0.125 par value, 1,000,000 shares authorized; 154,148 and 155,759 shares issued and outstanding at July 2, 2023 and December 31, 2022, respectively	19,269	19,470
Additional paid-in capital	1,784,590	1,755,963
Accumulated other comprehensive loss	(30,472)	(49,868)
Retained earnings	661,496	725,729

Total shareholders’ equity	2,434,883	2,451,294

Total liabilities and shareholders’ equity	$3,394,896	$3,501,252

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands, except per share amount)
Revenues:
Products	$540,375	$697,954	$1,013,793	$1,323,829
Services	144,062	142,812	288,173	272,307

Total revenues	684,437	840,766	1,301,966	1,596,136
Cost of revenues:
Cost of products	217,011	274,674	415,675	517,690
Cost of services	64,934	59,703	127,379	117,124

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	281,945	334,377	543,054	634,814

Gross profit	402,492	506,389	758,912	961,322
Operating expenses:
Selling and administrative	145,695	139,533	296,650	279,718
Engineering and development	105,706	111,951	211,468	220,067
Acquired intangible assets amortization	4,825	4,871	9,627	9,934
Restructuring and other	6,358	2,044	8,395	17,758

Total operating expenses	262,584	258,399	526,140	527,477

Income from operations	139,908	247,990	232,772	433,845
Non-operating (income) expense:
Interest income	(6,354)	(951)	(11,613)	(1,653)
Interest expense	1,045	913	2,031	1,925
Other (income) expense, net	815	9,436	868	14,622

Income before income taxes	144,402	238,592	241,486	418,951
Income tax provision	24,352	40,805	37,905	59,236

Net income	$120,050	$197,787	$203,581	$359,715

Net income per common share:
Basic	$0.78	$1.24	$1.31	$2.24

Diluted	$0.73	$1.16	$1.23	$2.07

Weighted average common shares—basic	154,760	159,563	155,332	160,805

Weighted average common shares—diluted	164,751	171,159	165,530	173,367

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)
Net income	$120,050	$197,787	$203,581	$359,715
Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of tax of $0, $0, $0, $0, respectively	2,943	(29,230)	12,250	(37,307)
Available-for-sale marketable securities:
Unrealized (losses) gains on marketable securities arising during period, net of tax of $(180), $(1,240), $323, and $(2,573), respectively	(568)	(4,522)	1,726	(9,910)
Less: Reclassification adjustment for losses included in net income, net of tax of $8, $77, $10, $59, respectively	28	274	33	209

	(540)	(4,248)	1,759	(9,701)
Cash flow hedges:
Unrealized gains arising during period, net of tax of $920, $0, $1,088, $ 0 respectively	3,270	—	3,866	—
Less: Reclassification adjustment for losses included in net income, net of tax of $91, $0, $428, $0 respectively	323	—	1,524	—

	3,593	—	5,390	—
Defined benefit post-retirement plan:
Amortization of prior service credit, net of tax of $0, $0, $(1), $(1), respectively	(2)	(2)	(3)	(3)

Other comprehensive income (loss)	5,994	(33,480)	19,396	(47,011)

Comprehensive income	$126,044	$164,307	$222,977	$312,704

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE COMMON SHARES
AND SHAREHOLDERS’ EQUITY
(Unaudited)

		Shareholders’ Equity
	Convertible Common Shares Value	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity

		(in thousands)
For the Three Months Ended July 2, 2023
Balance, April 2, 2023	$—	155,445	$19,431	$1,772,352	$(36,466)	$694,145	$2,449,462
Net issuance of common stock under stock-based plans		52	7	161			168
Stock-based compensation expense				12,077			12,077
Repurchase of common stock		(1,349)	(169)			(135,668)	(135,837)
Cash dividends ($0.11 per share)						(17,031)	(17,031)
Settlements of convertible notes		50	6	(6)			—
Exercise of convertible notes hedge call options		(50)	(6)	6			—
Net income						120,050	120,050
Other comprehensive income					5,994		5,994

Balance, July 2, 2023	$—	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883

For the Three Months Ended July 3, 2022
Balance, April 3, 2022	$—	161,053	$20,132	$1,711,690	$(19,479)	$762,189	$2,474,532
Net issuance of common stock under stock-based plans		33	4	(1,675)			(1,671)
Stock-based compensation expense				11,658			11,658
Repurchase of common stock		(3,206)	(401)			(333,933)	(334,334)
Cash dividends ($0.11 per share)						(17,561)	(17,561)
Settlements of convertible notes		495	62	(149)			(87)
Exercise of convertible notes hedge call options		(495)	(62)	62			—
Cumulative-effect of change in accounting principle related to convertible debt						1,752	1,752
Net income						197,787	197,787
Other comprehensive loss					(33,480)		(33,480)

Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596

For the Six Months Ended July 2, 2023
Balance, December 31, 2022	$—	155,759	$19,470	$1,755,963	$(49,868)	$725,729	$2,451,294
Net issuance of common stock under stock-based plans		631	79	(3,782)			(3,703)
Stock-based compensation expense				32,409			32,409
Repurchase of common stock		(2,242)	(280)			(233,604)	(233,884)
Cash dividends ($0.22 per share)						(34,210)	(34,210)
Settlements of convertible notes		375	47	(47)			—
Exercise of convertible notes hedge call options		(375)	(47)	47			—
Net income						203,581	203,581
Other comprehensive income					19,396		19,396

Balance, July 2, 2023	$—	154,148	$19,269	$1,784,590	$(30,472)	$661,496	$2,434,883

For the Six Months Ended July 3, 2022
Balance, December 31, 2021	$1,512	162,251	$20,281	$1,811,545	$(5,948)	$736,566	$2,562,444
Net issuance of common stock under stock-based plans		585	73	(16,318)			(16,245)
Stock-based compensation expense				25,862			25,862
Repurchase of common stock		(4,956)	(619)			(545,179)	(545,798)
Cash dividends ($0.22 per share)						(35,470)	(35,470)
Settlements of convertible notes		1,004	125	(306)			(181)
Exercise of convertible notes hedge call options		(1,004)	(125)	125			—
Cumulative-effect of change in accounting principle related to convertible debt	(1,512)			(99,322)		94,602	(4,720)
Net income						359,715	359,715
Other comprehensive loss					(47,011)		(47,011)

Balance, July 3, 2022	$—	157,880	$19,735	$1,721,586	$(52,959)	$610,234	$2,298,596

The accompanying notes, together with the Notes to Consolidated Financial Statements included in Teradyne’s Annual Report on Form
10-K
for the year ended December 31, 2022, are an integral part of the condensed consolidated financial statements.

TERADYNE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	July 2, 2023	July 3, 2022

	(in thousands)
Cash flows from operating activities:
Net income	$203,581	$359,715
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	45,231	44,460
Stock-based compensation	32,449	25,122
Provision for excess and obsolete inventory	11,341	6,695
Amortization	9,580	10,095
Deferred taxes	(13,571)	(23,597)
(Gains) losses on investments	(4,745)	8,973
Other	(92)	522
Changes in operating assets and liabilities
Accounts receivable	(2,693)	(146,384)
Inventories	(13,845)	(46,682)
Prepayments and other assets	(29,584)	(94,751)
Accounts payable and other liabilities	(24,514)	(43,611)
Deferred revenue and customer advances	(34,938)	14,163
Retirement plans contributions	(2,482)	(2,618)
Income taxes	(13,614)	10,815

Net cash provided by operating activities	162,104	122,917

Cash flows from investing activities:
Purchases of property, plant and equipment	(80,702)	(89,743)
Purchases of marketable securities	(99,018)	(247,881)
Proceeds from sales of marketable securities	35,577	143,642
Proceeds from maturities of marketable securities	21,997	139,652
Proceeds from life insurance	460	—

Net cash used for investing activities	(121,686)	(54,330)

Cash flows from financing activities:
Repurchase of common stock	(227,845)	(532,799)
Dividend payments	(34,184)	(35,442)
Payments related to net settlement of employee stock compensation awards	(20,308)	(32,780)
Payments of convertible debt principal	(17,458)	(42,292)
Issuance of common stock under stock purchase and stock option plans	16,599	16,536

Net cash used for financing activities	(283,196)	(626,777)

Effects of exchange rate changes on cash and cash equivalents	1,213	8,014

Decrease in cash and cash equivalents	(241,565)	(550,176)
Cash and cash equivalents at beginning of period	854,773	1,122,199

Cash and cash equivalents at end of period	$613,208	$572,023

Non-cash investing activities:
Capital expenditures incurred but not yet paid:	$1,741	$1,855
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
C. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For the six months ended July 2, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Teradyne’s consolidated financial statements.

D. REVENUE
Disaggregation of Revenue
The following table provides information about disaggregated revenue by timing of revenue recognition, primary geographical market, and major product lines.

	Semiconductor Test			Robotics

	System on-a-Chip	Memory	System Test	Universal Robots	Mobile Industrial Robots	Wireless Test	Corporate and Eliminations	Total

	(in thousands)
For the Three Months Ended July 2, 2023 (1)
Timing of Revenue Recognition
Point in Time	$282,080	$112,547	$76,801	$55,737	$12,770	$40,261	$—	$580,196
Over Time	72,614	7,467	17,471	2,116	1,011	3,562	—	104,241

Total	$354,694	$120,014	$94,272	$57,853	$13,781	$43,823	$—	$684,437

Geographical Market
Asia Pacific	$303,062	$115,250	$41,644	$14,883	$2,291	$22,362	$—	$499,492
Americas	32,191	4,286	40,163	22,832	6,086	19,491	—	125,049
Europe, Middle East and Africa	19,441	478	12,465	20,138	5,404	1,970	—	59,896

Total	$354,694	$120,014	$94,272	$57,853	$13,781	$43,823	$—	$684,437

For the Three Months Ended July 3, 2022 (1)
Timing of Revenue Recognition
Point in Time	$395,211	$74,790	$118,692	$80,409	$17,801	$60,765	$(193)	$747,475
Over Time	64,253	7,094	16,010	2,104	741	3,089	—	93,291

Total	$459,464	$81,884	$134,702	$82,513	$18,542	$63,854	$(193)	$840,766

Geographical Market
Asia Pacific	$413,537	$78,996	$95,584	$17,357	$5,317	$44,106	$—	$654,897
Americas	28,714	2,552	33,409	27,732	7,229	17,460	(193)	116,903
Europe, Middle East and Africa	17,213	336	5,709	37,424	5,996	2,288	—	68,966

Total	$459,464	$81,884	$134,702	$82,513	$18,542	$63,854	$(193)	$840,766

For the Six Months Ended July 2, 2023 (2)
Timing of Revenue Recognition
Point in Time	$555,354	$173,805	$133,658	$125,760	$28,735	$75,624	$—	$1,092,937
Over Time	146,173	14,384	35,245	4,124	2,229	6,874	—	209,029

Total	$701,528	$188,189	$168,903	$129,884	$30,964	$82,498	$—	$1,301,966

Geographical Market
Asia Pacific	$586,321	$178,945	$81,234	$28,100	$3,793	$45,593	$—	$923,986
Americas	73,759	7,230	69,143	43,273	17,898	32,337	—	243,640
Europe, Middle East and Africa	41,448	2,014	18,526	58,511	9,273	4,568	—	134,340

Total	$701,528	$188,189	$168,903	$129,884	$30,964	$82,498	$—	$1,301,966

For the Six Months Ended July 3, 2022 (2)
Timing of Revenue Recognition
Point in Time	$718,666	$163,513	$223,981	$163,591	$34,545	$109,194	$(539)	$1,412,951
Over Time	127,382	14,127	29,390	4,206	1,902	6,178	—	183,185

Total	$846,048	$177,640	$253,371	$167,797	$36,447	$115,372	$(539)	$1,596,136

Geographical Market
Asia Pacific	$754,277	$172,147	$169,369	$35,978	$7,909	$79,052	$—	$1,218,732
Americas	58,428	4,598	70,017	55,880	15,793	27,147	(539)	231,324
Europe, Middle East and Africa	33,343	895	13,985	75,939	12,745	9,173	—	146,080

Total	$846,048	$177,640	$253,371	$167,797	$36,447	$115,372	$(539)	$1,596,136

(1)
Includes $1.3 million and $1.9 million in 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside Accounting Standards Codification (“ASC”) 606
“Revenue from Contracts with Customers.”

(2)	Includes $2.5 million and $4.2 million in 2023 and 2022, respectively, for leases of Teradyne’s systems recognized outside ASC 606 “Revenue from Contracts with Customers.”

Contract Balances
During the three and six months ended July 2, 2023, Teradyne recognized $27.3 million and $68.4 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. During the three and six months ended July 3, 2022, Teradyne recognized $25.1 million and $60.2 million, respectively, that was included within the deferred revenue and customer advances balances at the beginning of the period. This revenue primarily relates to undelivered hardware, extended warranties, training, application support, and post contract support. Each of these represents a distinct performance obligation. As of July 2, 2023, Teradyne had $
1,271.6
 million of unsatisfied performance obligations. Teradyne expects to recognize approximately

90
% of the remaining performance obligations in the next
12
months and
the remainder
in
1-3
years.
Deferred revenue and customer advances consist of the following and are included in short and long-term deferred revenue and customer advances on the balance sheet:

	July 2,	December 31,
	2023	2022

	(in thousands)
Maintenance, service and training	$68,282	$78,089
Customer advances, undelivered elements and other	46,380	59,147
Extended warranty	44,422	56,180

Total deferred revenue and customer advances	$159,084	$193,416

Accounts Receivable
During the three and six months ended July 2, 2023 and July 3, 2022, Teradyne sold certain trade accounts receivables on a non-recourse
basis to third-party financial institutions pursuant to factoring agreements. During the three months ended July 2, 2023 and July 3, 2022, total trade accounts receivable sold under the factoring agreements were $59.3 million and $37.6 million, respectively. During the six months ended July 2, 2023 and July 3, 2022, total trade account
s
receivable sold under the factoring agreements were $93.5 million and $57.1 million
, respectively
. Factoring fees for the sales of receivables were recorded in interest expense and were not material. Teradyne accounted for these transactions as sales of receivables and presented cash proceeds as cash provided by operating activities in the consolidated statements of cash flows.
E. INVENTORIES
Inventories, net consisted of the following at July 2, 2023 and December 31, 2022:

	July 2, 2023	December 31, 2022

	(in thousands)
Raw material	$250,422	$256,065
Work-in-process	43,685	37,982
Finished goods	53,188	30,972

	$347,295	$325,019

Inventory reserves at July 2, 2023 and December 31, 2022 were $140.3 million and $136.8 million, respectively.
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
During the three and six months ended July 2, 2023 and July 3, 2022, there were no transfers in or out of Level 1, Level 2, or Level 3 financial instruments.

Realized gains recorded in the three and six months ended July 2, 2023
,
were $
0.1
 million and $
0.4
 million, respectively. Realized gains recorded in the three and six months ended July 3, 2022
,
were $
0.1
 million and $
0.5
 million, respectively. Realized losses recorded in the three and six months ended July 2, 2023
,
were $
0.2
 million. Realized losses recorded in the three and six months ended July 3, 2022
,
were $
0.4
 million and $
0.6
 million, respectively. Realized gains and losses are included in other (income) expense, net.
Unrealized gains on equity securities recorded in the three and six months ended July 2, 2023
,
were $2.6 million and $4.6 million, respectively. No unrealized gains on equity securities were recorded in the three and six months ended July 3, 2022. No unrealized losses on equity securities were recorded in the three and six months ended July 2, 2023. Unrealized losses on equity securities recorded in the three and six months ended July 3, 2022
,
were $6.6 million and $8.8 million, respectively. Unrealized gains and losses on equity securities are included in other (income) expense, net.
Unrealized gains and losses on
available-for-sale
debt securities are included in accumulated other comprehensive income (loss) on the balance sheet.
The cost of securities sold is based on average cost.
The following table sets forth by fair value hierarchy Teradyne’s financial assets and liabilities that were measured at fair value on a recurring basis as of July 2, 2023 and December 31, 2022.

	July 2, 2023
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$311,803	$—	$—	$311,803
Cash equivalents	290,548	10,857	—	301,405
Available-for-sale securities:
U.S. Treasury securities	—	52,238	—	52,238
Corporate debt securities	—	51,608	—	51,608
Commercial paper	—	30,882	—	30,882
Debt mutual funds	7,739	—	—	7,739
Certificates of deposit and time deposits	—	6,699	—	6,699
U.S. government agency securities	—	6,475	—	6,475
Non-U.S. government securities	—	544	—	544
Equity securities:
Mutual funds	43,699	—	—	43,699

	$653,789	$159,303	$—	$813,092
Derivative assets	—	5,819	—	5,819

Total	$653,789	$165,122	$—	$818,911

Liabilities
Derivative liabilities	$—	$994	$—	$994

Total	$—	$994	$—	$994

Reported as follows:
	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$602,351	$10,857	$—	$613,208
Marketable securities	—	95,199	—	95,199
Long-term marketable securities	51,438	53,247	—	104,685
Prepayments	—	5,819	—	5,819

Total	$653,789	$165,122	$—	$818,911

Liabilities	.
Other current liabilities	$—	$994	$—	$994

Total	$—	$994	$—	$994

	December 31, 2022
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

	(in thousands)
Assets
Cash	$632,417	$—	$—	$632,417
Cash equivalents	161,767	60,589	—	222,356
Available-for-sale securities:				—
Corporate debt securities	—	50,856	—	50,856
U.S. Treasury securities	—	39,649	—	39,649
Commercial paper	—	7,159	—	7,159
Debt mutual funds	6,580	—	—	6,580
U.S. government agency securities	—	6,352	—	6,352
Certificates of deposit and time deposits	—	1,740	—	1,740
Non-U.S. government securities	—	535	—	535
Equity securities:
Mutual Funds	37,518	—	—	37,518

	$838,282	$166,880	$—	$1,005,162
Derivative assets	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Derivative liabilities	—	4,215	—	4,215

Total	$—	$4,215	$—	$4,215

Reported as follows:

	(Level 1)	(Level 2)	(Level 3)	Total

	(in thousands)
Assets
Cash and cash equivalents	$794,184	$60,589	$—	$854,773
Marketable securities	—	39,612	—	39,612
Long-term marketable securities	44,098	66,679	—	110,777
Prepayments	—	86	—	86

Total	$838,282	$166,966	$—	$1,005,248

Liabilities
Other current liabilities	$—	$4,215	$—	$4,215

Total	$—	$4,215	$—	$4,215

The carrying amounts and fair values of Teradyne’s financial instruments at July 2, 2023 and December 31, 2022
,
were as follows:

	July 2, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

	(in thousands)
Assets
Cash and cash equivalents	$613,208	$613,208	$854,773	$854,773
Marketable securities	199,884	199,884	150,389	150,389
Derivative assets	5,819	5,819	86	86
Liabilities
Derivative liabilities	994	994	4,215	4,215
Convertible debt	32,806	115,778	50,115	139,007

The fair values of accounts receivable, net and accounts payable approximate the carrying value due to the short-term nature of these instruments.
The following table summarizes the composition of
available-for-sale
marketable securities at July 2, 2023:

	July 2, 2023

	Available-for-Sale

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
U.S. Treasury securities	$56,107	$2	$(3,871)	$52,238	$42,716
Corporate debt securities	56,680	12	(5,084)	51,608	50,455
Commercial paper	30,311	581	(10)	30,882	19,840
Debt mutual funds	8,104	—	(365)	7,739	3,161
Certificates of deposit and time deposits	6,699	—	—	6,699	—
U.S. government agency securities	6,520	—	(45)	6,475	6,475
Non-U.S. government securities	544	—	—	544	—

	$164,965	$595	$(9,375)	$156,185	$122,647

Reported as follows:

	Cost	Unrealized Gain	Unrealized (Loss)	Fair Market Value	Fair Market Value of Investments with Unrealized Losses

	(in thousands)
Marketable securities	$95,482	$581	$(864)	$95,199	$68,121
Long-term marketable securities	69,483	14	(8,511)	60,986	54,526

	$164,965	$595	$(9,375)	$156,185	$122,647

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

As of July 2, 2023, the fair market value of investments with unrealized losses less than one year and greater than one year totaled $63.8 million and $58.8 million, respectively. As of December 31, 2022, the fair market value of investments with unrealized losses for less than one year and greater than one year totaled $66.3 million and $33.4 million, respectively.
Teradyne reviews its investments to identify and evaluate investments that have an indication of possible impairment. Based on this review, Teradyne determined that the unrealized losses related to these investments at July 2, 2023 and December 31, 2022 were not other than temporary.
The contractual maturities of investments in
available-for-sale
securities held at July 2, 2023
,
were as follows:

	July 2, 2023

	Cost	Fair Market Value

	(in thousands)
Due within one year	$95,482	$95,199
Due after 1 year through 5 years	17,131	16,467
Due after 5 years through 10 years	6,012	5,559
Due after 10 years	38,236	31,221

Total	$156,861	$148,446

Contractual maturities of investments in
available-for-sale
securities held at July 2, 2023, exclude debt mutual funds with a fair market value of $7.7 million, as they do not have a contractual maturity date.
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

At July 2, 2023 and December 31, 2022, Teradyne had the following contracts to buy and sell
non-U.S.
currencies for U.S. dollars and other
non-U.S.
currencies with the following notional amounts:

	Net Notional Value
	July 2, 2023	December 31, 2022

	(in millions)
Currency Hedged (Buy/Sell)

U.S. dollar/Japanese yen	$66.3	$37.1
U.S. dollar/Taiwan dollar	22.3	29.2
U.S. dollar/Korean won	8.1	6.4
U.S. dollar/British pound sterling	0.9	1.2
Euro/U.S. dollar	24.5	38.4
Singapore dollar/U.S. dollar	22.0	34
Philippine peso/U.S. dollar	2.5	2.7
Chinese yuan/U.S. dollar	1.8	2.2
Danish krone/U.S. dollar	0.6	—

Total	$149.0	$150.7

The fair value of the outstanding contracts was a
gain

of $1.1 million and
a loss of
$0.9 million, respectively, at July 2, 2023 and December 31, 2022.
Unrealized gains and losses on foreign currency forward contracts and foreign currency remeasurement gains and losses on monetary assets and liabilities are included in other (income) expense, net.
At July 2, 2023 and December 31, 2022, Teradyne had the following cash flow hedge contracts to buy and sell
non-U.S.
currencies for U.S. dollars with the following notional amounts:

	Net Notional Value
	July 2, 2023	December 31, 2022

	(in millions)
Currency Hedged (Buy/Sell)

Japanese yen/U.S. dollar	$52.8	$23.4
Taiwan dollar/U.S. dollar	—	5.5
U.S. dollar/Japanese yen	—	61.2
U.S. dollar/Taiwan dollar	—	10.9

Total	$52.8	$101.0

The fair value of the outstanding cash flow hedge contracts was a gain of $3.7 million and a loss of $3.2 million at July 2, 2023 and December 31, 2022, respectively.
Unrealized gains and losses on foreign currency cash flow hedge contracts are included in accumulated other comprehensive income (loss). At maturity, the gains or losses associated with cash flow hedge contracts are recorded to revenue.
The following table summarizes the fair value of derivative instruments as of July 2, 2023 and December 31, 2022:

	Balance Sheet Location	July 2, 2023	December 31, 2022

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	$2,138	$86
Foreign exchange forward contracts	Other current liabilities	(994)	(990)
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Prepayments	3,681	—
Foreign exchange option contracts	Other current liabilities	—	(3,225)

Total derivatives		$4,825	$(4,129)

The following table summarizes the effect of derivative instruments recognized in the statement of operations for the three and six months ended July 2, 2023 and July 3, 2022:

		For the Three Months Ended		For the Six Months Ended
	Location of (Gains) Losses Recognized in Statement of Operations	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

		(in thousands)
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other (income) expense, net	$(4,040)	$(1,703)	$(2,781)	$(3,455)
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Revenue	414	—	1,952	—

Total Derivatives		$(3,626)	$(1,703)	$(829)	$(3,455)

The table does not reflect the corresponding gains and losses from the remeasurement of the monetary assets and liabilities denominated in foreign currencies. For the three and six months ended July 2, 2023, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $6.7 million and $7.0 million, respectively. For the three and six months ended July 3, 2022, net losses from remeasurement of monetary assets and liabilities denominated in foreign currencies were $3.7 million and $8.0 million, respectively.
See Note G: “Debt” regarding derivatives related to the convertible senior notes.
G. DEBT
Convertible Senior Notes
On December 12, 2016, Teradyne completed a private offering of $460.0 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023 and received net proceeds, after issuance costs, of approximately $450.8 million, $33.0 million of which was used to pay the net cost of the convertible note hedge transactions and $50.1 million of which was used to repurchase 2.0 million shares of Teradyne’s common stock under its existing stock repurchase program from purchasers of the Notes in privately negotiated transactions effected through one of the initial purchasers or its affiliates conducted concurrently with the pricing of the Note offering. The Notes will mature on December 15, 2023, unless earlier repurchased or converted. The Notes bear interest at a rate of 1.25% per year payable semiannually in arrears on June 15 and December 15 of each year. The Notes will be convertible at the option of the noteholders at any time prior to the close of business on the business day immediately preceding September 15, 2023, only under the following circumstances: (1) during any calendar quarter beginning after March 31, 2017 (and only during such calendar quarter), if the closing sale price of Teradyne’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the closing sale price of the Teradyne’s common stock and the conversion rate on each such trading day; and (3) upon the occurrence of specified corporate events. On or after September 15, 2023, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their Notes at any time, regardless of the foregoing circumstances. Teradyne may satisfy its future conversion obligation by paying cash for the principal amount of the Notes and paying or delivering cash, shares of its common stock or a combination of cash and shares of its common stock, at Teradyne’s election for the amount in excess of principal. On November 4, 2021, Teradyne made an irrevocable election under the Indenture to require the principal portion of the remaining Notes to be settled in cash. As of July 2, 2023, the conversion price was approximately $31.43 per share of Teradyne’s common stock. The conversion rate is subject to adjustment under certain circumstances. As of August 4, 2023, one hundred and thirty-four debt holders had exercised the option to convert $436.1 million worth of notes.
Concurrent with the offering of the Notes, Teradyne entered into convertible note hedge transactions (the “Note Hedge Transactions”) with the initial purchasers or their affiliates (the “Option Counterparties”). The Note Hedge Transactions cover, subject to customary anti-dilution adjustments, the number of shares of the common stock that underlie the Notes, with a strike price equal to the conversion price of the Notes of $31.43.
Separately and concurrent with the pricing of the Notes, Teradyne entered into warrant transactions with the Option Counterparties (the “Warrant Transactions”) in which it sold net-share-settled
(or, at its election subject to certain conditions, cash-settled) warrants to the Option Counterparties. The Warrant Transactions currently cover, subject to customary anti-dilution adjustments, approximately 14.6 million shares of common stock. As of July 2,
2023, the strike price of the warrants was approximately $39.44 per share. The strike price is subject to adjustment under certain circumstances. The Warrant Transactions could have a dilutive effect to Teradyne’s common stock to the extent that the market price per share of Teradyne’s common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants.

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
capital was reduced by $100.8 million.
Debt issuance fees at July 2, 2023, have been fully amortized to interest expense using the effective interest method over the seven-year term of the Notes.
The tables below represent the key components of Teradyne’s convertible senior notes:

	July 2, 2023	December 31, 2022

	(in thousands)
Debt principal	$32,806	$50,228
Unamortized debt issuance fees	—	113

Net c arrying amount of convertible debt	$32,806	$50,115

Teradyne’s convertible senior notes were reported as current debt at July 2, 2023 and December 31, 2022.
The interest expense on Teradyne’s convertible senior notes for the three and six months ended July 2, 2023 and July 3, 2022 was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)		(in thousands)
Contractual interest expense on the coupon	$100	$121	$238	$432
Amortization of debt issuance fees recognized as interest expense	—	64	113	130

Total interest expense on the convertible debt	$100	$185	$351	$562

As of July 2, 2023, the conversion price was approximately $31.43 per share and the if converted value of the notes was $116.2 million.

Additional conversions of approximately $8.9 million of debt principal will occur in the third quarter of 2023. Teradyne expects to make principal interest payments of $0.2 million in the next
12
months.

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
As of August 4, 2023, the Credit Agreement was undrawn and Teradyne was in compliance with all covenants under the Credit Agreement.
H. PREPAYMENTS
Prepayments consist of the following:

	July 2, 2023	December 31, 2022

	(in thousands)
Contract manufacturer and supplier prepayments	$515,350	$491,105
Prepaid maintenance and other services	15,557	14,545
Prepaid taxes	15,437	18,625
Other prepayments	14,338	8,687

Total prepayments	$560,682	$532,962

I. PRODUCT WARRANTY
Teradyne generally provides a
one-year
warranty on its products, commencing upon installation, acceptance or shipment. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based on historical experience. Related costs are charged to the warranty accrual as incurred. The balance below is included in other accrued liabilities.

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$12,901	$20,105	$14,181	$24,577
Accruals for warranties issued during the period	3,261	6,429	7,378	10,530
Accruals related to pre-existing warranties	(352)	(1,611)	(757)	(4,370)
Settlements made during the period	(3,267)	(8,887)	(8,259)	(14,701)

Balance at end of period	$12,543	$16,036	$12,543	$16,036

When Teradyne receives revenue for extended warranties, beyond one year, it is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. The balance below is included in short and long-term deferred revenue and customer advances.

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands)
Balance at beginning of period	$49,343	$65,726	$56,180	$64,168
Deferral of new extended warranty revenue	4,467	9,788	8,881	21,563
Recognition of extended warranty deferred revenue	(9,388)	(9,723)	(20,639)	(19,940)

Balance at end of period	$44,422	$65,791	$44,422	$65,791

J. STOCK-BASED COMPENSATION
On February 1, 2023 (the”Retirement Date”), Mark E. Jagiela retired as Chief Executive Officer of Teradyne and a member of Teradyne’s Board of Directors, and Teradyne entered into an agreement (the “Retirement Agreement”) with Mr. Jagiela. Under the Retirement Agreement, Mr. Jagiela’s unvested time-based restricted stock units and stock options granted prior to his Retirement Date were modified to allow continued vesting; and any vested options or options that vest during that period may be exercised for the remainder of the applicable option term. During the six months ended
July 2, 2023, Teradyne recorded a stock-based compensation expense of $
5.9
 million related to the Retirement Agreement.
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

If a PRSU recipient’s employment ends prior to the determination of the performance percentage due to (1) permanent disability or death or (2) retirement or termination other than for cause, after attaining both at least age sixty and at least ten years of service, then all or a portion of the recipient’s PRSUs (based on the actual performance percentage achieved on the determination date) will vest on the date the performance percentage is determined. Except as set forth in the preceding sentence, no PRSUs will vest if the executive officer is no longer an employee at the end of the three-year period. Stock options to purchase Teradyne’s common stock at 100% of the fair market value on the grant date vest in equal annual installments over four years from the grant date and have a maximum term of seven years
.
During the six months ended July 2, 2023 and July 3, 2022, Teradyne granted 0.5 million and 0.4 million of service-based restricted stock unit awards to employees at a weighted average grant date fair value of $102.30 and $111.21, respectively, and $0.1 million of service-based restricted stock unit awards to non-employee
directors at a weighted average grant date fair value of $90.50 and $106.91, respectively.
During the six months ended July 2, 2023 and July 3, 2022, Teradyne granted 0.1 million of PBIT PRSUs with a grant date fair value of $102.23 and $110.84, respectively.
During the six months ended July 2, 2023 and July 3, 2022, Teradyne granted 0.1 million of TSR PRSUs, with a grant date fair value of $137.64 and $101.06, respectively. The fair value was estimated using the Monte Carlo simulation model with the following assumptions:

	For the Six Months Ended
	July 2,	July 3,
	2023	2022

Risk-free interest rate	3.9%	1.4%
Teradyne volatility-historical	50.2%	47.1%
NYSE Composite Index volatility-historical	24.8%	22.7%
Dividend yield	0.4%	0.4%
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
During the six months ended July 2, 2023 and July 3, 2022, Teradyne granted 0.1 million of service-based stock options to executive officers at a weighted average grant date fair value of $40.90 and $39.01, respectively.
The fair value of stock options was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Six Months Ended
	July 2,	July 3,
	2023	2022

Expected life (years)	4.0	4.0
Risk-free interest rate	3.7%	1.6%
Volatility-historical	46.7%	43.7%
Dividend yield	0.4%	0.4%
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

K. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in
a
ccumulated other comprehensive income (loss), which are presented net of tax, consist of the following:

	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Marketable Securities	Unrealized (Losses) Gains on Cash Flow Hedges	Retirement Plans Prior Service Credit	Total

	(in thousands)
Six Months Ended July 2, 2023
Balance at December 31, 2022, net of tax of $0, $(2,308), $(708), $(1,130), respectively	$(39,849)	$(8,661)	$(2,517)	$1,159	$(49,868)
Other comprehensive gain before reclassifications, net of tax of $0, $323, $1,088, $0, respectively	12,250	1,726	3,866	—	17,842
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $10, $428, $(1), respectively	—	33	1,524	(3)	1,554

Net current period other comprehensive gain (loss), net of tax of $0, $333, $1,516, $(1), respectively	12,250	1,759	5,390	(3)	19,396

Balance at July 2, 2023, net of tax of $0, $(1,975), $808, $(1,131), respectively	$(27,599)	$(6,902)	$2,873	$1,156	$(30,472)

Six Months Ended July 3, 2022
Balance at December 31, 2021, net of tax of $0, $1,055, $0, $(1,128), respectively	$(10,818)	$3,704	$—	$1,166	$(5,948)
Other comprehensive loss before reclassifications, net of tax of $0, $(2,573), $0, $0, respectively	(37,307)	(9,910)	—	—	(47,217)
Amounts reclassified from accumulated other comprehensive income, net of tax of $0, $59, $0, $(1), respectively	—	209	—	(3)	206

Net current period other comprehensive loss, net of tax of $0, $(2,514), $0, $(1), respectively	(37,307)	(9,701)	—	(3)	(47,011)

Balance at July 3, 2022, net of tax of $0, $(1,459), $0, $(1,129), respectively	$(48,125)	$(5,997)	$—	$1,163	$(52,959)

Reclas
sifica
tions out of accumulated other comprehensive income (loss) to the statement of operations for the three and six months ended July 2, 2023 and July 3, 2022, were as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	For the Three Months Ended		For the Six Months Ended		Affected Line Item in the Statements of Operations
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands)
Available-for-sale marketable securities:
Unrealized losses, net of tax of $(8), $(77), $(10), $(59), respectively	$(28)	$(274)	$(33)	$(209)	Other (income) expense, net
Cash flow hedges:
Unrealized losses, net of tax of $(91), $0, $(428), $0, respectively	(323)	—	(1,524)	—	Revenue
Defined benefit pension and postretirement plans:
Amortization of prior service credit, net of tax of $0, $0, $1, $1, respectively	2	2	3	3	(a)

Total reclassifications, net of tax of $(99), $(77), $(437), $(58), respectively	$(349)	$(272)	$(1,554)	$(206)	Net income

(a)	The amortization of prior service credit is included in the computation of net periodic postretirement benefit cost. See Note O: “Retirement Plans.”

L. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
Teradyne performs its annual goodwill impairment test as required under the provisions of ASC
350-10,
“Intangibles—Goodwill and Other”
on December 31 of each fiscal year unless interim indicators of impairment exist. In the six months ended July 2, 2023, there were no interim indicators of impairment. Goodwill is considered impaired when the net book value of a reporting unit exceeds its estimated fair value.
The changes in the carrying amount of goodwill by reportable segments for the six months ended July 2, 2023, were as follows:

	Robotics	Wireless Test	Semiconductor Test	System Test	Total

	(in thousands)
Balance at December 31, 2022
Goodwill	$383,166	$361,819	$262,077	$158,699	$1,165,761
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	383,166	7,976	1,537	10,516	403,195

Foreign currency translation adjustment	8,857	—	58	—	8,915

Balance at July 2, 2023
Goodwill	392,023	361,819	262,135	158,699	1,174,676
Accumulated impairment losses	—	(353,843)	(260,540)	(148,183)	(762,566)

Total Goodwill	$392,023	$7,976	$1,595	$10,516	$412,110

Intangible Assets
Teradyne reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.
Amortizable intangible assets consist of the following and are included in intangible assets, net on the balance sheet:

	Gross Carrying Amount (1)	Accumulated Amortization (1)	Foreign Currency Translation Adjustment	Net Carrying Amount

	(in thousands)
Balance at July 2, 2023
Developed technology	$267,708	$(237,078)	$(5,444)	$25,186
Customer relationships	52,109	(46,699)	200	5,610
Tradenames and trademarks	59,007	(43,904)	(1,288)	13,815

Total intangible assets	$378,824	$(327,681)	$(6,532)	$44,611

Balance, December 31, 2022
Developed technology	$270,967	$(234,208)	$(5,935)	$30,824
Customer relationships	57,739	(51,186)	172	6,725
Tradenames and trademarks	59,387	(41,930)	(1,528)	15,929

Total intangible assets	$388,093	$(327,324)	$(7,291)	$53,478

(1)	In 2023, $9.3 million of amortizable intangible assets became fully amortized and have been eliminated from the gross carrying amount and accumulated amortization.
Aggregate intangible asset amortization expense was $4.8 million and $9.6 million, respectively, for the three and six months ended July 2, 2023
,
and $4.9 million and $9.9 million, respectively
,
for the three and six months ended July 3, 2022.

Estimated intangible asset amortization expense for each of the five succeeding fiscal years and thereafter is as follows:

Year	Amortization Expense
(in thousands)
2023	$9,443
2024	18,834
2025	11,352
2026	2,379
2027	1,162
Thereafter	1,441
M. NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted net income per common share:

	For the Three Months Ended		For the Six Months Ended
	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

	(in thousands, except per share amounts)
Net income for basic and diluted net income per share	$120,050	$197,787	$203,581	$359,715

Weighted average common shares-basic	154,760	159,563	155,332	160,805
Effect of dilutive potential common shares:
Convertible note hedge warrant shares (1)	8,876	9,029	8,929	9,528
Incremental shares from assumed conversion of convertible notes (2)	742	1,900	828	2,220
Restricted stock units	323	581	389	730
Stock options	43	54	45	61
Employee stock purchase plan	7	32	7	23

Dilutive potential common shares	9,991	11,596	10,198	12,562

Weighted average common shares-diluted	164,751	171,159	165,530	173,367

Net income per common share-basic	$0.78	$1.24	$1.31	$2.24

Net income per common share-diluted	$0.73	$1.16	$1.23	$2.07

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

The computation of diluted net income per common share for the three and six months ended July 2, 2023
,
excludes the effect of the potential vesting of 0.4 million and 0.5 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
The computation of diluted net income per common share for the three and six months ended July 3, 2022
,
excludes the effect of the potential vesting of 0.1 million and 0.2 million, respectively, of restricted stock units because the effect would have been anti-dilutive.
N. RESTRUCTURING AND OTHER
During the three months ended July 2, 2023, Teradyne recorded $5.1 million of severance charges related to headcount reductions of 112 people primarily in Semiconductor Test and Robotics which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.
During the three months ended July 3, 2022, Teradyne recorded a charge of $1.5 million for an increase in environmental and legal liabilities.

During the six months ended July 2, 2023, Teradyne recorded $
7.2
 million of severance charges related to headcount reductions of 1
79
 people primarily in Semiconductor Test and Robotics
 which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $
1.1
 million for an increase in environmental liability.

During the six months ended July 3, 2022, Teradyne recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million, and a charge of $2.0 million for an increase in environmental and legal liabilities.
O. RETIREMENT PLANS
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
Defined Benefit Pension Plans
Teradyne has defined benefit pension plans covering a portion of domestic employees and employees of certain
non-U.S.
subsidiaries. Benefits under these plans are based on employees’ years of service and compensation. Teradyne’s funding policy is to make contributions to these plans in accordance with local laws and to the extent that such contributions are tax deductible. The assets of the U.S. qu alifie
d pension plan consist primarily of fixed income and equity securities. In addition, Teradyne has an unfunded supplemental executive def ined b
enefit plan in the United States to provide retirement benefits in excess of levels allowed by the Employment Retirement Income Security Act (“ERISA”) and the Internal Revenue Code (the “IRC”), as well as unfunded qualified foreign plans.
In the six months ended July 2, 2023 and July 3, 2022, Teradyne contributed $1.5 million and $1.6 million, respectively, to the U.S. supplemental executive defined benefit pension plan, and $0.6 million and $0.5 million, respectively, to certain qualified pension plans for
non-U.S.
subsidiaries.
For the three and six months ended July 2, 2023 and July 3, 2022, Teradyne’s net periodic pension cost was comprised of the following:

	For the Three Months Ended

	July 2, 2023		July 3, 2022
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$272	$110	$397	$180
Interest cost	1,714	263	1,221	120
Expected return on plan assets	(1,286)	(9)	(732)	(18)
Net actuarial loss (gain)	24	—	(45)	—

Total net periodic pension cost	$724	$364	$841	$282

	For the Six Months Ended

	July 2, 2023		July 3, 2022
	United States	Foreign	United States	Foreign

	(in thousands)
Service cost	$543	$220	$794	$386
Interest cost	3,425	526	2,443	238
Expected return on plan assets	(2,571)	(18)	(1,463)	(38)
Net actuarial loss (gain)	24	—	(45)	—

Total net periodic pension cost	$1,421	$728	$1,729	$586

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

During the three and six months ended July 2, 2023, Teradyne recorded special termination benefit charges associated with a voluntary early retirement program.

For the three and six months ended July 2, 2023 and July 3, 2022, Teradyne’s net periodic postretirement benefit cost was comprised of the following:

	For the Three Months Ended		For the Six Months Ended

	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)
Service cost	$8	$15	$17	$32
Interest cost	60	45	121	88
Amortization of prior service credit	(2)	(2)	(4)	(4)
Special termination benefits	369	—	369	—
Net actuarial loss	30	54	30	54

Total net periodic postretirement benefit cost	$465	$112	$533	$170

P. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
As of July 2, 2023, Teradyne had entered into purchase commitments for certain components and materials. The purchase commitments covered by the agreements aggregate to approximately $554.5 million, of which $482.4 million is for less than one year.
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
As a matter of ordinary course of business, Teradyne warrants that its products will substantially perform in accordance with its standard published specifications in effect at the time of delivery. Most warranties have a one-year
duration commencing from installation. A provision is recorded upon revenue recognition to cost of revenues for estimated warranty expense based upon historical experience. When Teradyne receives revenue for extended warranties beyond the standard duration, the revenue is deferred and recognized on a straight-line basis over the contract period. Related costs are expensed as incurred. As of July 2, 2023 and December 31, 2022, Teradyne had a product warranty accrual of $12.5 million and $14.2 million, respectively, included in other accrued liabilities and revenue deferrals related to extended warranties of $44.4 million and $56.2 million, respectively, included in short and long-term deferred revenue and customer advances.
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
Based on historical experience and information known as of July 2, 2023 and December 31, 2022, except for product warranty, Teradyne has not recorded any liabilities for these guarantees and obligations because the amount would be immaterial.
Q. INCOME TAXES
A reconciliation of the United States federal statutory corporate tax rate to Teradyne’s effective tax rate was as follows:

	For the Three Months Ended		For the Six Months Ended

	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
U.S. statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Discrete expense related to foreign currency gain/loss	1.2	0.6	0.7	0.6
Non-deductible officers’ compensation	1.0	1.4	1.0	1.3
International provisions of the U.S. Tax Cuts and Jobs Act of 2017	(2.5)	(1.0)	(2.8)	(1.2)
Tax credits	(2.4)	(2.0)	(2.4)	(1.8)
Discrete benefit related to equity compensation	(0.1)	(0.2)	(1.4)	(2.9)
Foreign taxes	(1.0)	(3.2)	(0.8)	(3.3)
Other, net	(0.3)	0.5	0.4	0.4

Effective tax rate	16.9%	17.1%	15.7%	14.1%

On a quarterly basis, Teradyne evaluates the realizability of the deferred tax assets by jurisdiction and assesses the need for a valuation allowance. As of July 2, 2023, Teradyne believes that it will ultimately realize the deferred tax assets recorded on the condensed consolidated balance sheet. However, should Teradyne believe that it is more-likely-than-not
that the deferred tax assets would not be realized, the tax provision would increase in the period in which Teradyne determined that the realizability was not likely. Teradyne considers the probability of future taxable income and historical profitability, among other factors, in assessing the realizability of the deferred tax assets.
As of July 2, 2023 and December 31, 2022, Teradyne had $15.9 million and $15.6 million, respectively, of reserves for uncertain tax positions. The $0.3 million net increase in reserves for uncertain tax positions is related to U.S. federal research and development credits generated in the current year.
As of July 2, 2023, Teradyne estimates that it is reasonably possible that the balance of unrecognized tax benefits may decrease approximately $0.1 million in the next twelve months because of a lapse of statutes of limitation. The estimated decrease relates to U.S. state research and development credits.
Teradyne recognizes interest and penalties related to income tax matters in income tax expense. As of July 2, 2023 and December 31, 2022, $0.5 million and $0.4 million, respectively, of interest and penalties were accrued for uncertain tax positions. For the six months ended July 2, 2023 and July 3, 2022, an expense of $0.1 million and $0.1 million, respectively, was recorded for interest and penalties related to income tax items.

Teradyne qualifies for a tax holiday in Singapore by fulfilling the requirements of an agreement with the Singapore Economic Development Board under which certain headcount and spending requirements must be met. The tax savings due to the tax holiday for the six months ended July 2, 2023, was
$
1.0
 million, or $
0.01
per diluted share. The tax savings due to the tax holiday for the six months ended July 3, 2022
,
was $
8.3
 million, or $
0.05
per diluted share. In November 2020, Teradyne entered into an agreement with the Singapore Economic Development Board which extended our Singapore tax holiday under substantially similar terms to the agreement which expired on December 31, 2020. The new tax holiday is scheduled to expire on December 31, 2025.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA introduced a 15% alternative minimum tax based on the financial statement income of certain large corporations (“CAMT”), effective January 1, 2023. Teradyne currently does not expect the CAMT to have a material impact on its financial results.
R. SEGMENT INFORMATION
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
10-K
for the year ended December 31, 2022.
Segment information for the three and six months ended July 2, 2023 and July 3, 2022 is as follows:

	Semiconductor Test	System Test	Robotics	Wireless Test	Corporate and Eliminations	Consolidated

	(in thousands)
Three Months Ended July 2, 2023
Revenues	$474,708	$94,272	$71,634	$43,823	$—	$684,437
Income (loss) before income taxes (1)(2)	129,040	28,599	(26,401)	12,020	1,144	144,402
Total assets (3)	1,416,109	191,002	685,132	88,869	1,013,784	3,394,896
Three Months Ended July 3, 2022
Revenues	$541,348	$134,702	$101,055	$63,854	$(193)	$840,766
Income (loss) before income taxes (1)(2)	177,782	54,042	(6,406)	25,393	(12,219)	238,592
Total assets (3)	1,449,878	229,359	644,099	118,445	1,046,645	3,488,426
Six Months Ended July 2, 2023
Revenues	$889,717	$168,903	$160,848	$82,498	$—	$1,301,966
Income (loss) before income taxes (1)(2)	225,225	43,874	(44,891)	21,372	(4,094)	241,486
Total assets (3)	1,416,109	191,002	685,132	88,869	1,013,784	3,394,896
Six Months Ended July 3, 2022
Revenues	$1,023,688	$253,371	$204,244	$115,372	$(539)	$1,596,136
Income (loss) before income taxes (1)(2)	327,487	95,365	(11,504)	44,012	(36,409)	418,951
Total assets (3)	1,449,878	229,359	644,099	118,445	1,046,645	3,488,426

(1)
Included in Corporate and Eliminations are: interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, pension, and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.

(2)	Included in income (loss) before taxes are charges related to restructuring and other, and inventory charges.
(3)	Total assets are attributable to each segment. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

Included in each segment are charges and credits in the following line items in the statements of operations:

	For the Three Months Ended		For the Six Months Ended

	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

	(in thousands)
Semiconductor Test:
Cost of revenues—inventory charge	$4,184	$2,071	$7,952	$2,315
Restructuring and other—employee severance	2,485	—	3,279
System Test:
Cost of revenues—inventory charge	$—	$—	$1,113	$—
Restructuring and other—employee severance	—	—	642	—
Robotics:
Restructuring and other—employee severance	$1,638	$—	$2,071	$—
Cost of revenues—inventory charge	769	831	1,551	1,197
Wireless:
Cost of revenues—inventory charge	$—	$2,099	$725	$2,976
Corporate and Eliminations:
Restructuring and other—other	$1,100	1,500	1,100	2,000
Restructuring and other—employee severance	—	—	1,124	—
Selling and administrative—equity modification charge	—	—	5,889	—
Restructuring and other—legal settlement charge	—	—	—	14,700
S. SHAREHOLDERS’ EQUITY
Stock Repurchase Program
In January 2023, Teradyne’s Board of Directors cancelled its January 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. Teradyne intends to repurchase up to $500.0 million of its common stock in 2023 based on market conditions.
During the six months ended July 2, 2023, Teradyne repurchased 2.2 million shares of common stock for a total cost of $229.5 million at an average price of $102.35 per share. As of January 1, 2023, share repurchases in excess of issuances are subject to a 1% excise tax, which is i
n
cluded
as
part of the cost basis of the shares acquired.
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
In January 2023 and May 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and six months ended July 2, 2023
,
were $17.0 million and $34.2 million, respectively.
In January 2022 and May 2022, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and six months ended July 3, 2022
,
were $17.5 million and $35.4 million, respectively.

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
In the second quarter of 2023, the demand in our Semiconductor Test business continued to be impacted by a correction cycle driven by excess semiconductor inventory, primarily in the mobility segment of the market. The depth of this slowdown and the timing of the recovery are uncertain, however, strong automotive demand and in Memory test, the growth of DDR5 and High Bandwidth Memory (“HBM”) devices for data center applications are partially offsetting these declines. Over the midterm we expect the ramp of 3 nanometer and gate-all-around process technology, increasing multichip packaging, additional device complexity and unit growth will drive additional demand for test.
Our Robotics segment consists of Universal Robots A/S (“UR”), a leading supplier of collaborative robotic arms and Mobile Industrial Robots A/S (“MiR”), a leading maker of AMRs for industrial automation. The market for our Robotics segment products is dependent on the adoption of new automation technologies by large manufacturers as well as small and medium enterprises (“SMEs”) throughout the world. In the second quarter of 2023, Robotics demand has softened significantly due to slowing global industrial activity and macro-economic headwinds.
In the second quarter of 2023, we met customer demand, in part, through faster than expected recoveries from supply chain constraints, while inflation had minimal effects on our results. Both our test and robotics businesses may still be influenced by supply constraints during the remainder of 2023, which could impact our revenue and costs. For example, our third quarter 2023 forecast excludes approximately $35 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.
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
Impact of the
COVID-19
Pandemic on our Business
The novel coronavirus
(COVID-19)
pandemic resulted in government authorities implementing numerous measures in an effort to contain the spread of the virus, such as travel bans and restrictions, limitations on gatherings or social distancing requirements, quarantines, shelter-in-place
orders, vaccination and testing mandates, and business limitations and shutdowns. These measures impacted our day-to-day
operations and disrupted our business, workforce and operations, as well as the operations of our customers, contract manufacturers and suppliers. In the second quarter of 2023 the
COVID-19
pandemic had significantly less impact on our business than in prior quarters since the start of the pandemic in 2020. However, we are unable to accurately predict the future impact of
COVID-19,
which will depend on future developments that are highly uncertain and cannot be predicted with accuracy, including, but not limited to, any new surges or new strains or variants of the virus in areas where we do business.
Due to the
COVID-19
pandemic, there has been uncertainty and disruption in the global economy and our markets. We are not aware of any specific event or circumstance that would require an update to our estimates or judgments or a revision of the carrying value of our assets or liabilities as of August 4, 2023, the date of issuance of this Quarterly Report on Form
10-Q.
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
Supply Chain Constraints and Inflationary Pressures
The global supply shortage of electrical components, including semiconductor chips, continued to impact our supply chain in the second quarter of 2023. We are seeing improvements related to supply constraints however, we experienced, and expect to continue to experience through the remainder of 2023, increases in our lead times and costs for certain components for certain of our products. In addition, while not material, inflationary pressures contributed to increased costs for product components and wage inflation, impacting our cost of products, gross margin and profit for the quarter. Our supply chain team, and our suppliers, continue to manage numerous supply, production, and logistics obstacles. While not material through the second quarter of 2023, in an effort to mitigate these risks, in some cases, we have incurred higher costs due to investment in supply chain resiliency and to secure available inventory or have extended or placed non-cancellable
purchase commitments with semiconductor suppliers, which introduces inventory risk if our forecasts and assumptions prove inaccurate. We have also sourced components from additional suppliers and multi-sourced and pre-ordered
components and finished goods inventory in some cases in an effort to reduce the impact of the adverse supply chain conditions we have experienced. There is no assurance that these efforts will be successful. Our third quarter 2023 forecast excludes approximately $35 million of revenue, primarily in our test businesses, due to these continued supply chain constraints.
See Part II—Item 1A, “Risk Factors,” included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 for our risk factors regarding risks associated with both the
COVID-19
pandemic and international conflicts.
Critical Accounting Policies and Estimates
We have identified the policies which are critical to understanding our business and our results of operations. There have been no significant changes during the six months ended July 2, 2023, to the items disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022, except as noted below.
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

SELECTED RELATIONSHIPS WITHIN THE CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2023	2022	2023	2022

Percentage of revenues:
Revenues:
Products	79%	83%	78%	83%
Services	21	17	22	17

Total revenues	100	100	100	100
Cost of revenues:
Cost of products	32	33	32	32
Cost of services	9	7	10	7

Total cost of revenues (exclusive of acquired intangible assets amortization shown separately below)	41	40	42	40

Gross profit	59	60	58	60
Operating expenses:
Selling and administrative	21	17	23	18
Engineering and development	15	13	16	14
Acquired intangible assets amortization	1	—	1	1
Restructuring and other	1	—	1	1

Total operating expenses	38	31	40	33

Income from operations	20	29	18	27
Non-operating (income) expense:
Interest income	(1)	—	(1)	—
Interest expense	—	—	—	—
Other (income) expense, net	—	1	—	1

Income before income taxes	21	28	19	26
Income tax provision	4	5	3	4

Net income	18%	24%	16%	23%

Results of Operations
Second Quarter 2023 Compared to Second Quarter 2022
Revenues
Revenues by our reportable segments were as follows:

	For the Three Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Semiconductor Test	$474.7	$541.3	$(66.6)
System Test	94.3	134.7	(40.4)
Robotics	71.6	101.1	(29.5)
Wireless Test	43.8	63.9	(20.1)
Corporate and Eliminations	—	(0.2)	0.2

	$684.4	$840.8	$(156.4)

The decrease in Semiconductor Test revenues of $66.6 million, or 12.3%, was driven primarily by lower tester sales for Mobility applications, partially offset by higher Memory test sales in Flash Final Test. The decrease in System Test revenues of $40.4 million, or 30.0%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers, partially offset by higher sales in Defense/Aerospace. The decrease in Robotics revenues of $29.5 million, or 29.2%, was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots distribution channel. The decrease in Wireless Test revenues of $20.1 million, or 31.5%, was primarily due to a decrease in connectivity test products.

Revenues by country as a percentage of total revenues were as follows (1):

	For the Three Months Ended
	July 2,	July 3,
	2023	2022

United States	17%	14%
Korea	15	17
Taiwan	15	25
China	13	13
Japan	13	5
Europe	9	8
Malaysia	5	5
Thailand	4	6
Philippines	4	3
Singapore	3	2
Rest of World	2	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.
Gross Profit
Our gross profit was as follows:

	For the Three Months Ended
	July 2,	July 3,	Dollar/Point
	2023	2022	Change

	(in millions)
Gross profit	$402.5	$506.4	$(103.9)
Percent of total revenues	58.8%	60.2%	(1.4)
Gross profit as a percent of revenue decreased by 1.4 points, primarily due to lower volume.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Three Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Selling and administrative	$145.7	$139.5	$6.2
Percent of total revenues	21.3%	16.6%
The increase of $6.2 million in selling and administrative expenses was primarily due to higher variable compensation.

Engineering and Development
Engineering and development expenses were as follows:

	For the Three Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Engineering and development	$105.7	$112.0	$(6.3)
Percent of total revenues	15.4%	13.3%
The decrease of $6.3 million in engineering and development expenses was primarily due to lower spending in Semiconductor Test, partially offset by higher spending in Robotics.
Restructuring and Other
During the three months ended July 2, 2023, we recorded $5.1 million of severance charges related to headcount reductions of 112 people primarily in Semiconductor Test and Robotics which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.
During the three months ended July 3, 2022, we recorded a charge of $1.5 million for an increase in environmental and legal liabilities.
Interest and Other

	For the Three Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Interest income	$(6.4)	$(1.0)	$(5.4)
Interest expense	1.0	0.9	$0.1
Other (income) expense, net	0.8	9.4	$(8.6)
Interest income increased by $5.4 million primarily due to higher interest rates in 2023. Other (income) expense, net decreased by $8.6 million primarily due to changes in unrealized gains/losses on equity securities, from a $6.6 million loss in 2022 to a $2.6 million gain in 2023.
Income (Loss) Before Income Taxes

	For the Three Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Semiconductor Test	$129.0	$177.8	$(48.8)
System Test	28.6	54.0	(25.4)
Wireless Test	12.0	25.4	(13.4)
Robotics	(26.4)	(6.4)	(20.0)
Corporate and Eliminations (1)	1.1	(12.2)	13.3

	$144.4	$238.6	$(94.2)

(1)	Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, and severance charges.
The decrease in income before income taxes in Semiconductor Test was driven primarily by lower tester sales for Mobility applications, partially offset by higher Memory test sales in Flash Final Test. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in income before income taxes in Wireless Test was driven primarily by a decrease in sales of connectivity test products. The decrease in income before income taxes in Robotics was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots distribution channel. The income before income taxes in Corporate and Eliminations was primarily due to changes in unrealized gains/losses on equity securities.

Income Taxes
The effective tax rate for the three months ended July 2, 2023 and July 3, 2022, was 16.9% and 17.1%, respectively. The decrease in the effective tax rate from the three months ended July 3, 2022, to the three months ended July 2, 2023, resulted from an increase in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017, a reduction in non-deductible
officers’ compensation and an increase in benefit related to tax credits. These reductions in expense were partially offset by a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and an increase in discrete expense related to foreign currency gain or loss.
Six Months 2023 Compared to Six Months 2022
Revenues
Revenues by our reportable segments were as follows:

	For the Six Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Semiconductor Test	$889.7	$1,023.7	$(134.0)
System Test	168.9	253.4	(84.5)
Robotics	160.8	204.2	(43.4)
Wireless Test	82.5	115.4	(32.9)
Corporate and Eliminations	—	(0.5)	0.5

	$1,302.0	$1,596.1	$(294.1)

The decrease in Semiconductor Test revenues of $134.0 million, or 13.1%, was driven primarily by lower tester sales for Mobility and Compute applications, partially offset by higher Memory test sales in Flash Final Test. The decrease in System Test revenues of $84.5 million, or 33.3%, was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in Robotics revenues of $43.4 million, or 21.3%, was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots distribution channel. The decrease in Wireless Test revenues of $32.9 million, or 28.5%, was primarily due to a decrease in sales of connectivity test products.
Revenues by country as a percentage of total revenues were as follows (1):

	For the Six Months Ended
	July 2,	July 3,
	2023	2022

United States	17%	15%
Taiwan	16	22
Korea	14	15
China	12	16
Japan	11	5
Europe	10	9
Singapore	5	3
Philippines	5	3
Malaysia	4	5
Thailand	3	5
Rest of World	3	2

	100%	100%

(1)	Revenues attributable to a country are based on location of customer site.

Gross Profit
Our gross profit was as follows:

	For the Six Months Ended
	July 2,	July 3,	Dollar/Point
	2023	2022	Change

	(in millions)
Gross profit	$758.9	$961.3	$(202.4)
Percent of total revenues	58.3%	60.2%	(1.9)
Gross profit as a percent of revenue decreased by 1.9 points, primarily due to a lower volume.
Selling and Administrative
Selling and administrative expenses were as follows:

	For the Six Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Selling and administrative	$296.7	$279.7	$17.0
Percent of total revenues	22.8%	17.5%
The increase of $17.0 million in selling and administrative expenses was primarily due to the charge of $5.9 million recorded in the six months ended July 2, 2023, related to the modification of Teradyne’s chief executive officer’s outstanding equity awards in connection with his retirement and higher spending in System Test, Semiconductor Test and Robotics.
Engineering and Development
Engineering and development expenses were as follows:

	For the Six Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Engineering and development	$211.5	$220.1	$(8.6)
Percent of total revenues	16.2%	13.8%
The decrease of $8.6 million in engineering and development expenses was due to lower variable compensation and lower spending in Semiconductor Test, partially offset by higher spending in Robotics.
Restructuring and Other
During the six months ended July 2, 2023, we recorded $7.2 million of severance charges related to headcount reductions of 179 people primarily in Semiconductor Test and Robotics which included charges related to a voluntary early retirement program for employees meeting certain conditions and a charge of $1.1 million for an increase in environmental liability.
During the six months ended July 3, 2022, we recorded a charge of $14.7 million related to the arbitration claim filed against Teradyne and AutoGuide related to an earn-out
dispute, which was settled on March 25, 2022 for $26.7 million, and a charge of $2.0 million for an increase in environmental and legal liabilities.

Interest and Other

	For the Six Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Interest income	$(11.6)	$(1.7)	$(9.9)
Interest expense	2.0	1.9	0.1
Other (income) expense, net	0.9	14.6	(13.7)
Interest income increased by $9.9 million primarily due to higher interest rates in 2023. Other (income) expense, net decreased by $13.7 million primarily due to changes in unrealized gains/losses on equity securities, from an $8.8 million loss in 2022 to a $4.6 million gain in 2023.
Income (Loss) Before Income Taxes

	For the Six Months Ended
	July 2,	July 3,	Dollar
	2023	2022	Change

	(in millions)
Semiconductor Test	$225.2	$327.5	$(102.3)
System Test	43.9	95.4	(51.5)
Wireless Test	21.4	44.0	(22.6)
Robotics	(44.9)	(11.5)	(33.4)
Corporate and Eliminations (1)	(4.1)	(36.4)	32.3

	$241.5	$419.0	$(177.5)

(1)
Included in Corporate and Eliminations are interest income, interest expense, net foreign exchange gains (losses), intercompany eliminations, legal and environmental fees, severance charges, pension, and an expense for the modification of Teradyne’s former chief executive officer’s outstanding equity awards.

The decrease in income before income taxes in Semiconductor Test was driven primarily by lower tester sales for Mobility and Compute applications, partially offset by higher Memory test sales in Flash Final Test. The decrease in income before income taxes in System Test was primarily due to lower sales in Storage Test of system level and hard disk drive testers. The decrease in income before income taxes in Wireless Test was driven primarily by a decrease in sales of connectivity test products. The decrease in income before income taxes in Robotics was driven primarily by softening demand due to slowing global industrial activity and macro-economic headwinds and the impact of the transformation of Universal Robots distribution channel. The decrease in loss before income taxes in Corporate and Eliminations was primarily due to legal settlement charges in 2022 related to litigation for the earn-out
dispute in connection with the AutoGuide acquisition, changes in unrealized gains/losses on equity securities and higher interest income.
Income Taxes
The effective tax rate for the six months ended July 2, 2023 and July 3, 2022, was 15.7% and 14.1%, respectively. The increase in the effective tax rate from the six months ended July 3, 2022, to the six months ended July 2, 2023, was primarily attributable to a projected shift in the geographic distribution of income, which increases the income subject to taxation in higher tax rate jurisdictions relative to lower tax rate jurisdictions and a reduction in discrete benefit from equity compensation. These increases were partially offset by an increase in benefit from the international provisions of the U.S. Tax Cuts and Jobs Act of 2017.
Contractual Obligations
There have been no changes outside of the ordinary course of business to our contractual obligations as disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2022.

Liquidity and Capital Resources
Our cash, cash equivalents and marketable securities balances decreased by $192.1 million in the six months ended July 2, 2023, to $813.1 million.
Operating activities during the six months ended July 2, 2023, provided cash of $162.1 million. Changes in operating assets and liabilities used cash of $121.7 million due to a $46.1 million increase in operating assets and a $75.5 million decrease in operating liabilities.
The increase in operating assets was primarily due to a $29.6 million increase in prepayments and other assets due to prepayments to our contract manufacturers, a $13.8 million increase in inventories and a $2.7 million increase in accounts receivable.
The decrease in operating liabilities was due to a $48.9 million decrease in accrued employee compensation, a $34.9 million decrease in deferred revenue and customer advance payments, a $13.6 million decrease in income taxes, and $2.5 million of retirement plan contributions, partially offset by a $13.0 million increase in accounts payable, and an $11.4 million increase in other accrued liabilities.
Investing activities during the six months ended July 2, 2023, used cash of $121.7 million due to $99.0 million used for purchases of marketable securities, and $80.7 million used for purchases of property, plant and equipment, partially offset by $35.6 million and $22.0 million in proceeds from sales and maturities of marketable securities, respectively, and $0.5 million in proceeds from the cancellation of Teradyne owned life insurance policies related to the cash surrender value.
Financing activities during the six months ended July 2, 2023, used cash of $283.2 million due to $227.8 million used for the repurchase of 2.2 million shares of common stock at an average price of $102.35 per share, $20.3 million used for payment related to net settlements of employee stock compensation awards, $34.2 million used for dividend payments, and $17.5 million used for payments of convertible debt principal, partially offset by $16.6 million from the issuance of common stock under employee stock purchase and stock option plans.
Operating activities during the six months ended July 3, 2022, provided cash of $122.9 million. Changes in operating assets and liabilities used cash of $309.1 million. This was due to a $287.8 million increase in operating assets and a $21.3 million decrease in operating liabilities.
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
Investing activities during the six months ended July 3, 2022, used cash of $54.3 million due to $247.9 million used for purchases of marketable securities, and $89.7 million used for purchases of property, plant and equipment, partially offset by $139.7 million and $143.6 million in proceeds from maturities and sales of marketable securities, respectively.
Financing activities during the six months ended July 3, 2022, used cash of $626.8 million due to $532.8 million used for the repurchase of 5.0 million shares of common stock at an average price of $107.5 per share, $42.3 million used for payments of convertible debt principal, $35.4 million used for dividend payments, and $32.8 million used for payment related to net settlements of employee stock compensation awards, partially offset by $16.5 million from the issuance of common stock under employee stock purchase and stock option plans.
In January 2023 and May 2023, Teradyne’s Board of Directors declared a quarterly cash dividend of $0.11 per share. Dividend payments for the three and six months ended July 2, 2023, were $17.0 million and $34.2 million, respectively.
In January 2022 and May 2022, Teradyne’s Board of Directors declared a quarterly cash dividend to $0.11 per share. Dividend payments for the three and six months ended July 3, 2022, were $17.5 million and $35.4 million, respectively.
In January 2023, our Board of Directors cancelled the 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. We intend to repurchase up to $500.0 million of common stock in 2023 subject to market conditions.

During the six months ended July 2, 2023, we repurchased 2.2 million shares of common stock for $227.8 million, which excludes related excise tax, at an average price of $102.35 per share. During the six months ended July 3, 2022, we repurchased 5.0 million shares of common stock for $532.8 million at an average price of $107.50 per share.
While we declared a quarterly cash dividend and authorized a share repurchase program, we may reduce or eliminate the cash dividend or share repurchase program in the future. Future cash dividends and stock repurchases are subject to the discretion of our Board of Directors, which will consider, among other things, our earnings, capital requirements and financial condition.
On May 1, 2020, we entered into a credit agreement providing a three-year, senior secured revolving credit facility of $400 million. On December 10, 2021, the credit agreement was amended to extend the senior secured revolving credit facility to December 10, 2026. On October 5, 2022, the credit agreement was amended to increase the amount of the credit facility to $750.0 million from $400.0 million. As of August 4, 2023, we have not borrowed any funds under the credit facility.
We believe our cash, cash equivalents, marketable securities and senior secured revolving credit facility will be sufficient to
pay
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
Recently Issued Accounting Pronouncements
For the six months ended July 2, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to our consolidated financial statements.

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
In addition to market risks described in our Annual Report on Form
10-K,
we have an equity price risk related to the fair value of our convertible senior unsecured notes issued in December 2016. In December 2016, Teradyne issued $460 million aggregate principal amount of 1.25% convertible senior unsecured notes (the “Notes”) due December 15, 2023. As of July 2, 2023, $32.8 million of principal remained outstanding and the Notes had a fair value of $115.8 million. The table below provides a sensitivity analysis of hypothetical 10% changes of Teradyne’s stock price as of the end of the second quarter of 2023 and the estimated impact on the fair value of the Notes. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such event may have on the fair value of the Notes. The fair value of the Notes is subject to equity price risk due to the convertible feature. The fair value of the Notes will generally increase as Teradyne’s common stock price increases and will generally decrease as the common stock price declines in value. The change in stock price affects the fair value of the Notes, but does not impact Teradyne’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount on our balance sheet, and we present the fair value for required disclosure purposes only. In connection with the offering of the Notes we also sold warrants to the option counterparties. These transactions have been accounted for as an adjustment to our shareholders’ equity. The convertible note hedge transactions are expected to reduce the potential equity dilution upon conversion of the Notes. The warrants along with any shares issuable upon conversion of the Notes will have a dilutive effect on our earnings per share to the extent that the average market price of our common stock for a given reporting period exceeds the applicable strike price or conversion price of the warrants or Notes, respectively.

Hypothetical Change in Teradyne Stock Price	Fair Value	Estimated change in fair value	Hypothetical percentage increase (decrease) in fair value

10% Increase	$127,385	$11,607	10.0%
No Change	115,778	—	—
10% Decrease	104,171	(11,607)	(10.0)

Item 4:	Controls and Procedures
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
and
15d-15(f)
under the Exchange Act) during the three months ended July 2, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In January 2023, Teradyne’s Board of Directors cancelled our 2021 repurchase program and approved a new repurchase program for up to $2.0 billion of common stock. During the six months ended July 2, 2023, we repurchased 2.2 million shares of common stock for a total cost of $229.5 million at an average price of $102.35 per share. We record share repurchases at cost, which includes broker commissions and related excise taxes. During the six months ended July 3, 2022, we repurchased 5.0 million shares of common stock for $532.8 million at an average price of $107.5 per share.
The following table includes information with respect to repurchases we made of our common stock during the three and six months ended July 2, 2023, (in thousands except per share price):

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet Be Purchased Under the Plans or Programs (2)

April 3, 2023 – April 30, 2023	410		$100.73		409	$1,865,063
May 1, 2023 – May 28, 2023	469		$92.88		467	$1,821,664
May 29, 2023 – July 2, 2023	474		$108.31		473	$1,770,455

	1,354	(1)	$100.66	(1)	1,349

(1)	Includes approximately four thousand shares at an average price of $97.95 withheld from employees for the payment of taxes.
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

Item 4:	Mine Safety Disclosures
Not Applicable

Item 5:	Other Information
10b5-1
Trading Plans
Our officers (as defined in Rule
16a-1(f)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Section 16 Officers”) and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule
10b5-1(c)
under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule
10b5-1
trading plans” and each one as a “Rule
10b5-1
trading plan.” During our
fiscal quarter
ended
July 2, 2023
, the following Section 16 Officers and directors adopted, modified or terminated Rule
10b5-1
trading plans:
Sanjay Mehta, Chief Financial Officer and Treasurer
Sanjay Mehta, our Chief Financial Officer and Treasurer, entered into a new Rule
10b5-1
trading plan on May 12, 2023. The Rule
10b5-1
trading plan provides that Mr. Mehta, acting through a broker, may sell up to an aggregate of (i) 19,494 shares of our common stock, (ii) 100% of the (net) shares resulting from the vesting of 16,603 (gross) restricted stock units (net shares are net of tax withholding), and (iii)
100
% of the (net) shares resulting from the exercise of up to 8,827 stock options (net shares are net of the stock option exercise prices). Subject to price limits, the first trade under the Rule
10b5-1
trading plan is scheduled for August 14, 2023. The plan is scheduled to terminate on May 3, 2024, subject to earlier termination upon the sale of all shares subject to the plan, upon termination by Mr. Mehta or the broker, or as otherwise provided in the plan.

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

TERADYNE, INC.
Registrant

/s/ S ANJAY M EHTA
Sanjay Mehta Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer) August 4, 2023